Form 10-K
period 1993-12-31
SOUTHWESTERN BELL CORP
filed 1994-03-18
CIK 732717

Form 10-K

                          Securities and Exchange Commission
                                Washington, D.C. 20549
          (Mark One)
              X   Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee Required)

                       For fiscal year ended December 31, 1993

                                         or

          ______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

               For the transition period from             to
                           Commission File Number:  1-8610

                            SOUTHWESTERN BELL CORPORATION

                 Incorporated under the laws of the State of Delaware
                   I.R.S. Employer Identification Number 43-1301883

                    175 E. Houston, San Antonio, Texas 78205-2233
                            Telephone Number 210-821-4105

             Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
          Title of each class                 on which registered
          Common Shares                     New York, Chicago and
          (Par Value $1.00 Per Share)       Pacific Stock Exchanges

          Securities registered pursuant to Section 12(g) of the Act:
          None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X     No _____

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
          Form 10-K.   ( X )

          Based on composite closing sales price on February 28, 1994, the aggregate market value of all voting stock held by non-affiliates was $23,546,222,094. As of February 28, 1994, 601,820,373 shares of Common Stock were outstanding.


                         Documents Incorporated By Reference

          (1)Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1993 (Parts I and II).

          (2)Portions of Southwestern Bell Corporation's Notice of 1994 Annual Meeting and Proxy Statement dated March 18, 1994 (Parts III and IV).

                                  TABLE OF CONTENTS

                                        PART I

          Item                                                   Page

          1.  Business                                           3
          2.  Properties                                         14
          3.  Legal Proceedings                                  14
          4.  Submission of Matters to a Vote of Security
               Holders                                           14


              Executive Officers of the Registrant               15


                                       PART II

          5.  Market for Registrant's Common Equity and
              Related Stockholder Matters                        16
          6.  Selected Financial and Operating Data              16
          7.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations   16
          8.  Financial Statements and Supplementary Data        16
          9.  Changes in and disagreements with
              Accountants on Accounting and Financial
              Disclosure                                         16


                                       PART III

          10.  Directors and Executive Officers of the
               Registrant                                        16
          11.  Executive Compensation                            16
          12.  Security Ownership of Certain Beneficial
               Owners and  Management                            16
          13. Certain Relationships and Related Transactions     16



                                       PART IV

          14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                 17



                                        PART I

          Item 1.  Business

          The Company

          Southwestern Bell Corporation (Corporation) is a communications holding company whose subsidiaries are engaged principally in communications services. The Corporation has several subsidiaries, which include: Southwestern Bell Telephone Company (Telephone Company), Southwestern Bell Mobile Systems, Inc. (Mobile Systems), SBC International, Inc. (SBC International), Southwestern Bell Yellow Pages, Inc. (Yellow Pages), Associated Directory Services, Inc. (ADS), Southwestern Bell Telecommunications, Inc. (Telecom), Southwestern Bell Printing Company (SB Printing) and Southwestern Bell Enterprises, Inc. (Enterprises). The Telephone Company provides telephone services in the states of Arkansas, Kansas, Missouri, Oklahoma and Texas (five-state area) and is the Corporation's largest subsidiary, accounting for approximately 71 percent of the Corporation's 1993 income before extraordinary loss and cumulative effect of changes in accounting principles; Mobile Systems principally provides wireless communication services; SBC International is a holding company owning interests in directory, cable television and telecommunications businesses in Australia, Israel, Mexico and the United Kingdom; Yellow Pages engages principally in the sale of advertising for and publication of Yellow Pages and White Pages directories and in other directory-related activities; ADS engages principally in the production and distribution of non-Bell telephone directories and in other directory-related activities; Telecom is engaged in the sale of customer premises and private business exchange equipment; and SB Printing is engaged in the general directory and commercial printing business.

          The Corporation was incorporated under the laws of the State of Delaware in 1983 by AT&T as one of seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested the Corporation by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (Court).

          Operations Under the MFJ

          The MFJ, as originally approved by the Court in 1982, placed restrictions on the types of businesses in which the Corporation could engage. The principal restriction prohibits the Corporation from providing interexchange telecommunications services. An exchange in this context refers to a Local Access and Transport Area (LATA), which is generally centered on a standard metropolitan service area or other identifiable community of interest. Interexchange service refers to the provision of telecommunications services between exchanges. The MFJ initially restricted the Corporation from providing information services and from manufacturing or providing telecommunications products, other than the provision of customer premises equipment (CPE) manufactured by others. CPE, as defined in the MFJ, represents equipment used on customers' premises to originate, route or terminate telecommunications. The MFJ also initially restricted the Corporation from engaging in nontelecommunications lines of business. These services and products are collectively known as "restricted lines of business". The MFJ permits the Corporation to obtain relief from these restrictions upon a showing that there is no substantial possibility that it could use its monopoly power to impede competition in the specific market it seeks to enter (waiver standard).

          The Department of Justice (DOJ) initiated a review of the MFJ's line of business restrictions in 1987. After that review, the Court removed the restriction against entry into nontelecommunications lines of business, as well as that portion of the information services restriction which prohibited voice messaging services (VMS), electronic mail, electronic White Pages services and certain gateway functions (i.e., a telecommunications arrangement, either by video or audio, in which customers can communicate with many different information service providers).

          In April 1990, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) affirmed the Court's decision not to remove the interexchange and manufacturing restrictions, but clarified the waiver standard in a manner beneficial to future waiver requests by the Corporation. The D.C. Circuit Court also reversed the decision not to lift the information services restriction in its entirety, and remanded the issue to the Court for reconsideration under a more lenient public interest standard which is to apply when AT&T and the DOJ, the original parties to the MFJ, do not oppose relief. In July 1991, the Court applied this public interest standard and issued an order which removed the information services restriction in its entirety, but stayed the effectiveness of the relief it granted the RHCs, pending appeals. The D.C. Circuit Court has affirmed the order and the United States Supreme Court (Supreme Court) has refused to review the matter. Thus, the removal of the information services restriction on an intraexchange basis (within the LATA) has become final.

          Also as a result of proceedings before the Court since divestiture, the Corporation has been authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. The Corporation has also obtained relief from the Court to provide interexchange cellular services in various markets throughout the United States, as well as intersystem handoff and automatic call delivery capabilities.

               Recent Waivers Granted or Denied

          In February 1993, the Corporation and the other RHCs were granted a waiver for generic international relief. The relief allows the Corporation and other RHCs, through foreign telecommunications entities, to provide the foreign portion of international telecommunications traffic between the United States and any foreign country and to own minority interests in international satellite and submarine cable facilities. The relief granted allows the RHCs to pursue international opportunities without the need to obtain transactional relief on a country-by-country basis.

          Also in February 1993, the Corporation and the other RHCs were granted a waiver to provide interLATA cellular service for rural service areas (RSAs). The relief permits clustering of RSAs with metropolitan service areas (MSAs), and RHC switching for independent adjoining RSAs, regardless of LATA boundaries.

          In September 1993, the Corporation was granted a waiver to purchase two cable television systems located in Montgomery County, Maryland and Arlington County, Virginia from Hauser Communications, Inc. The relief allows the Corporation to own and operate certain facilities in the provision of video programming despite LATA boundaries.

          The Corporation, jointly with the other RHCs, had appealed a July 1990 order of the Court holding that the RHCs were not permitted to transport common channel signaling 7 (CCS7) information across LATA boundaries for handoff to interexchange carriers at centralized signal transport points (STPs). CCS7 is the AT&T version of the internationally standardized signaling system which transmits signaling and service definition information between components of the telephone network. The STP is a type of switch which routes the signaling messages within the signaling network. The Court held that the MFJ requires that signaling information be given to the interexchange carriers in the LATA where the call originated, and also denied the RHCs' requests for waivers to establish the centralized STP service arrangement. The order was affirmed by the D.C. Circuit Court, and in February 1993 the Supreme Court refused to review the decision.

               Pending Waiver Requests and Appeals

          The Corporation has initiated other requests with the Court which seek the removal of some of the remaining restrictions. This includes a generic request, filed jointly by all the RHCs, seeking relief from the interexchange prohibition to provide wireless services without regard to geographic boundaries. In addition, the Corporation has requested relief to provide interexchange cellular services in certain of its own regional markets. The Corporation has also filed waiver requests seeking relief from the manufacturing restriction, to permit the design and development of CPE, and the provision of telecommunications equipment to third parties. All of these requests are pending.

          In June 1993, the Corporation, along with the other RHCs, filed a joint request for a waiver to provide information services on an interLATA basis. A condition of the request is that the RHCs lease the interLATA transport from independent interexchange carriers. Opposition briefs were filed in October 1993.

          In January 1992, the Court denied a waiver to allow Ameritech Corporation (Ameritech), an RHC, to receive royalties from the sale to third parties of telecommunication equipment designed, developed and/or manufactured by the unaffiliated party with the financial assistance of Ameritech. The Court also denied the DOJ's request for a declaratory ruling that a funding/royalty agreement with a firm in which an RHC has neither a significant equity interest nor influence over operations does not constitute manufacturing. The ruling was appealed to determine whether an otherwise independent company over which an RHC has no operating control and only a minimal ownership interest, may be labelled an "affiliated enterprise" of the RHC under the MFJ, and whether a funding/royalty relationship such as that proposed by Ameritech is permissible under the MFJ. In December 1993, the D.C. Circuit Court ruled that the MFJ bans all arrangements in which RHCs have a direct and continuing share in the revenues of entities engaged in restricted activities. However, Ameritech's waiver request was remanded to the Court for further consideration and is pending.

          The Corporation has requested relief with regard to certain paging services, as described below. Although the Corporation recently sold its paging services subsidiary, these requests are being pursued as they may have relevance to other aspects of the Corporation's business. In February 1989, the Court granted a waiver permitting the RHCs to provide multi-LATA one-way paging services regardless of geographic scope, but included a condition requiring the interexchange links for multi-LATA paging services to be obtained from unaffiliated interexchange carriers. The Corporation appealed that portion of the order which prohibited it from owning the interexchange links outside the service territory of the Telephone Company. In October 1990, the D.C. Circuit Court reversed the Court's decision and remanded the matter to the Court for reconsideration. This matter is still pending.

          In January 1993, the Corporation filed a request for a waiver to provide interLATA paging origination and access to voice storage and retrieval services. This waiver would permit the origination of pages from outside of LATA boundaries and permit paging subscribers to access their voice-mail messages from outside of a LATA. This request is pending with the Court.

          Principal Services

          The Corporation provides its services through subsidiaries. These services (which are described more fully below) include landline and wireless telecommunications services, the sale of advertising for and publication of Yellow Pages and White Pages directories, the provision of customer premises, private business exchange
          (PBX) and cellular equipment, and cable television services. Telecommunications services include local services, network access and long-distance (i.e., toll) services. Landline telecommunications services are provided in the five-state area by the Telephone Company and in the United Kingdom by SBC International. Wireless telecommunications services are provided by Mobile Systems.

          Landline and wireless local services involve the transport of telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services. Vertical services represent discretionary, generally nonregulated, services which a customer may choose to supplement his/her basic line, such as: call waiting, call forwarding, call blocking, etc.

          Landline and wireless toll services involve the transport of traffic between local calling areas and include such services as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Local calling areas are within the same LATA, except for certain wireless service areas in which MFJ waivers apply.

          Network access services link a subscriber's telephone or other equipment to the transmission facilities of other non-Telephone Company carriers which, in turn, provide long-distance and other communications services. Network access is either switched, which uses a switched communications path between the carrier and the customer, or special, which uses a direct nonswitched path.

          For financial reporting purposes, the Corporation's revenues are categorized as local service (principally provided by the Telephone Company and Mobile Systems), network access (provided by the Telephone Company), long-distance service (principally provided by the Telephone Company), directory advertising (provided by Yellow Pages, the Telephone Company and ADS) and other (including equipment sales at Mobile Systems, Telecom and SBC International, the Telephone Company's nonregulated products and services, billing and collection services for interexchange carriers provided by the Telephone Company, cable television services provided by SBC International, printing services provided by SB Printing, and paging services and equipment sales provided by Metromedia Paging Services, Inc. (Metromedia Paging) until it was sold in December 1993).

          The following table sets forth for the Corporation the percentage of total operating revenues by any class of service which accounted for 10 percent or more of total operating revenues in any of the last three fiscal years.

                                           Percentage of Total
                                             Operating Revenues

                                        1993       1992       1991

             Charges for local
             service:
                  Landline              37%        37%        38%
                  Wireless              12%        10%         7%

             Charges to
             interexchange
             carriers for network
             access                     20%        20%        20%

             Charges for long-
             distance
             (i.e., toll) service        9%        10%        11%


          Major Customer

          See Note 14, "Segment and Major Customer Information," on page 43 of the Corporation's annual report to shareowners for the fiscal year ended December 31, 1993, which is incorporated herein by reference pursuant to General Instruction G(2).

          Government Regulation

          In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, toll, private line and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by non-Telephone Company carriers.

          Additional information relating to federal and state regulation of the Telephone Company is contained in the registrant's annual report to shareowners for the fiscal year ended December 31, 1993, under the heading "Regulatory Environment" on page 25 which is incorporated herein by reference pursuant to General Instruction G(2).

          The Corporation's recently acquired cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities concerning rates, service, and programming access.

          Principal Markets

               Telecommunications

          The Telephone Company provides its services along approximately 9 million residential and 4 million business access lines in the five-state area. During 1993, more than half of the Telephone Company's access line growth occurred in Texas. In 1993, 1992 and 1991, approximately 73 percent of the Telephone Company's total operating revenues were attributable to intrastate operations. The intrastate operations of the Telephone Company represented approximately 56 percent, 57 percent and 59 percent of the Corporation's total operating revenues for 1993, 1992 and 1991, respectively. All intrastate operations of the Corporation (including the Telephone Company and Mobile Systems) represented approximately 68 percent, 67 percent and 66 percent of its total operating revenues in 1993, 1992 and 1991, respectively.

          At the end of 1993, Mobile Systems provided cellular services to 2,049,000 customers, or 5.7 out of every 100 people living in its service areas. These services are provided in 28 metropolitan markets, including five of the nation's top 15 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; St. Louis, Missouri; and Dallas, Texas. Mobile Systems (or partnerships in which it has an ownership interest) is licensed to provide service in 26 RSAs and is currently providing service in all of these markets. All RSAs are contiguous to an existing MSA or another RSA operated by Mobile Systems, which allows for the expansion of service in a way that adds value to customers' service. Mobile Systems operates in certain areas under the name of Cellular One, by means of a partnership arrangement with McCaw Cellular Communications, Inc. and Vanguard Cellular Systems, Inc., which holds the Cellular One service mark. These areas include both metropolitan and rural service areas, such as Washington, D.C.; Chicago, Illinois; and other service areas in Illinois, Massachusetts, Virginia and West Virginia.

          In February 1994, the Corporation announced an agreement to purchase, for stock valued at $680, the domestic cellular business of Associated Communications Corporation, including cellular systems in Buffalo, Rochester, Albany and Glens Falls, New York. These properties are adjacent to cellular systems in Syracuse, Utica and Ithaca, New York, which the Corporation agreed to purchase from other parties in November 1993. These acquisitions will increase the number of markets served by Mobile Systems to 61 and increase Mobile Systems' potential customer base to more than 40 million. These transactions are expected to close during 1994.



               International

          In December 1990, a consortium consisting of SBC International, together with a subsidiary of France Telecom and a group of Mexican investors led by Grupo Carso, S.A. de C.V., purchased from the Mexican government all of the Class AA shares of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's national telecommunications company. The consortium has voting control of Telmex through its ownership of Class AA shares. SBC International's interest in the Class AA shares held by the consortium represents approximately 5 percent of the total equity capitalization of Telmex. SBC International also holds 530,157,101 Class L shares, which have limited voting rights.
          The Class L shares held by SBC International represent approximately 5 percent of the total equity capitalization of Telmex, bringing SBC International's total interest to 10 percent. Telmex provides complete landline and wireless telecommunications services within Mexico. At the end of 1993, Telmex had 7.6 million access lines in service and provided cellular service to more than 195,000 subscribers. As of December 31, 1993, telephone service reached approximately 41 of every 100 Mexican households. For additional information regarding the Corporation's investment in Telmex, see Note 13, "Equity Investments," on page 42 of the Corporation's annual report to shareowners for the fiscal year ended December 31, 1993, which is incorporated herein by reference pursuant to General Instruction G(2).

          SBC International cable television operations are managed by SBC Cable Communications Group, Ltd., and include Midlands Cable Communications and Northwest Cable Communications, both in the United Kingdom, with combined service areas including 1.1 million potential households. In May 1993, the Corporation completed the sale of 25 percent of its United Kingdom cable operations to Cox Cable Communications (Cox). The Corporation and Cox share management of the cable operations.

          At the end of 1993, SBC International cable television in the United Kingdom served approximately 80,000 subscribers. SBC International's penetration rate at the end of 1993 in the United Kingdom was 21.9 percent. Penetration rate is defined as the number of customers as a percentage of solicited households that have network access. Cable operators in the United Kingdom may provide both cable television and local exchange service. At the end of 1993, SBC International provided local exchange service to approximately 39,000 subscribers.

          SBC International also holds a minority interest in Golden Channels, a cable television provider in Israel. Golden Channels holds franchises in areas containing 412,000 potential households. At the end of 1993, Golden Channels served approximately 194,000 households and had a penetration rate (as defined above) of approximately 55 percent.

          In Israel and Australia, SBC International also has interests in companies involved in the publication of yellow pages directory advertising.

               Directory Publishing

          Yellow Pages publishes nearly 40 million copies of 389 classified directories within the Telephone Company's five-state area. The ten largest revenue-producing Yellow Pages directories are currently published in the second half of the Corporation's fiscal year. Directory advertising revenues and expenses associated with Yellow Pages directories are recognized in the month the related directory is published.

          ADS engages principally in the production and distribution of 269 telephone directories for GTE Telephone companies throughout 29 states of the continental United States. ADS also publishes telephone directories for 17 non-Bell telephone companies, some of which are co-bound with GTE directories. To a less significant extent, ADS produces and publishes a number of other directories unaffiliated with any telephone company.

               Customer Premises Equipment and Other Equipment Sales


          Telecom markets business and residential communications equipment through two divisions, Business Systems and Original Equipment. Telecom's offerings range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

          The Business Systems division markets a wide variety of telecommunications products and services to business customers in the Telephone Company's five-state area. The Original Equipment division, through an exclusive, long-term distribution agreement with Conair Corporation effective April 1993, markets a full line of residential telephones to retailers nationwide, under the Freedom Phone name. Separately, the Original Equipment division markets residential and business products to U.S. telephone companies, and internationally, in 39 countries.

          Mobile Systems markets cellular communications equipment in each of its service areas.

               Printing

          In February 1993, the Corporation sold the assets of the commercial printing operations of Gulf Printing Company (Gulf), including the Gulf name. The remaining operations are continuing under the name "Southwestern Bell Printing Company." SB Printing provides directory printing in the Telephone Company five-state service area, and prints more than 62 million copies of 809 directories annually. SB Printing maintains a sales office in St. Louis, Missouri, and also operates one plant in Houston, Texas. SB Printing's wholly-owned subsidiary, Times Journal Publishing Company (Times Journal), operates two plants in Oklahoma City, Oklahoma, and prints smaller telephone directories and provides commercial printing services.

          During 1993, SB Printing was awarded a five-year contract to print 15.5 million directory copies for Telmex's directory operations, beginning in 1994.

               Domestic Cable Television

          In February 1993, the Corporation reached an agreement to purchase, for $650 million, two cable television systems located in Montgomery County, Maryland, and Arlington County, Virginia, from Hauser Communications, Inc. The purchase was closed in January 1994.

          In December 1993, the Corporation and Cox Cable Communications
          (Cox) entered into a non-binding Memorandum of Understanding with respect to the formation of a $4.9 billion partnership to own and operate cable television systems. In return for a 40 percent general partnership interest, the Corporation would contribute $1.6 billion in cash or other assets within four years of formation. The Corporation would have the option to increase its initial ownership stake to 50 percent within specified time frames, through additional cash or asset contributions. Cox would contribute 21 cable television systems, located throughout the United States, based on a negotiated value of $3.3 billion, and would hold a 60 percent general partnership interest and a $1 billion preferred partnership interest. The transaction is subject to completion of negotiations and regulatory approvals, with the formation of the partnership expected to be completed by late 1994.

               Paging Services

          In December 1993, the Corporation sold Metromedia Paging, which provided paging services in 76 markets throughout the United States, to Local Area Telecommunications, Inc., a New York-based telecommunications service company.

          Status of New Services

               Telecommunications

          During 1993, the Telephone Company continued to expand its offering of optional services, known as Easy Options. These options include, among others: Caller ID, a feature which displays the telephone number of the person calling and, by next year, will also display the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

          Recent changes in Texas law will allow the Telephone Company to introduce Caller ID in its largest markets during 1994 and 1995. Caller ID is now being offered in certain markets in all of the states in the Telephone Company's five-state area.

          The FCC has promulgated certain rules that impact the manner in which the Telephone Company may offer enhanced services, which generally include services which are more than basic transmission services. Under FCC decisions known as Computer Inquiry III, the

          Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards, designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures, and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan essentially to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the Telephone Company's state commissions have, as yet, asserted jurisdiction over intrastate enhanced services.

          In December 1991, after various court proceedings, the FCC slightly modified the original Computer Inquiry III nonstructural competitive safeguards. The Telephone Company received FCC acknowledgement of its initial ONA implementation in November 1992. However, the current modified Computer Inquiry III nonstructural safeguards are subject to an appeal now pending at the U.S. Court of Appeals for the Ninth Circuit.

          In July 1993, Mobile Systems launched the largest digital deployment program in North America with commercial digital service in Chicago. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks and reduces exposure to billing fraud. In September, Mobile Systems launched commercial digital service in its St. Louis market. During 1994, Mobile Systems plans to provide digital service in Washington, D.C., Boston, Dallas-Fort Worth and the West Texas markets of Midland-Odessa, Abilene, Amarillo and Lubbock.

          During March 1993, Mobile Systems introduced FreedomLink, a new wireless business phone system which employs cellular technology to provide anywhere, anytime communications, using cellular frequencies.

               Voice Messaging Services

          Southwestern Bell Messaging Services, Inc. (SMSI), a subsidiary of Enterprises, currently offers residential and small business voice messaging services in Dallas-Fort Worth, Houston, Oklahoma City, Tulsa, St. Louis, Kansas City, Little Rock, San Antonio and certain other portions of Texas. Effective June 1, 1993, Telecom assumed SMSI's voice messaging services sales to medium and large business.

          Importance, Duration and Effect of Licenses

          The FCC authorizes the licensing of only two cellular carriers in each geographic market. These cellular licenses have a standard duration of ten years and are renewable upon application and a showing of compliance with FCC use and conduct standards.

          The FCC licenses granted to Mobile Systems in Washington, D.C.; Baltimore, Maryland; Kansas City, Missouri/Kansas; St. Louis, Missouri; and Dallas, Texas all expired on October 1, 1993.



          Renewal applications were filed in each of these markets during August 1993. To date, Mobile Systems has received no competing applications in these markets nor have any petitions to deny been filed. Final license grants are expected to be received by mid-1994. Renewal applications are to be filed in the following markets during August 1994: Chicago, Illinois; San Antonio, Texas; Boston, Massachusetts; Oklahoma City, Oklahoma; and Wichita, Kansas.

          Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities. The Corporation operates its recently acquired cable systems under franchises granted by Montgomery County, Maryland (expires May 25, 1998); Arlington County, Virginia (expires October 18, 2000); and the City of
          Gaithersburg, Maryland (expires November 2, 2001). Each franchise is renewable upon a showing of compliance with established local and federal standards.

          Competition

               Telecommunications

          Information relating to competition in the telecommunications industry is contained in the registrant's annual report to shareowners for the fiscal year ended December 31, 1993, under the heading "Competition" on page 27 which is incorporated herein by reference pursuant to General Instruction G(2).

               International

          Most major and several minor cable operators in the United Kingdom have begun to offer both cable television and local exchange services in selected franchise service areas. Domestic United Kingdom telephone companies are restricted from offering video entertainment over their networks until 1998. The United Kingdom currently has two major domestic telephone companies. In addition to cable, viewers in the United Kingdom may select television programming from four television stations which are broadcast free, or may subscribe to programming directly from satellite broadcasting services. Both are sources of programming for cable companies.

               Directory Publishing

          Yellow Pages faces competition from numerous directory publishing companies as well as other advertising media. There are 42 other directory publishers in the five-state area producing yellow page directories.

          ADS publishes the majority of its directories under a long-term contract with GTE/Contel. ADS also faces competition from other publishers and non-directory advertising media.

               Voice Messaging Services

          SMSI and Telecom face competition in each market in which voice messaging services are offered. Competition is primarily from telephone answering services and other voice messaging services providers. In addition, answering machines and voice messaging equipment used as adjuncts to PBX systems provide competing alternatives to voice messaging services.

               Customer Premises Equipment

          Telecom faces significant price competition from numerous companies within both its Business Systems division and Original Equipment division.

               Printing

          SB Printing and its subsidiary, Times Journal, engage in general directory and commercial printing and face significant competition in each of these operations. In the United States and Canada, there are at least seven large directory printing companies and over 100 large commercial printing companies in direct competition with SB Printing.

          Research and Development

          The majority of company-sponsored basic and applied research activities are conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. Bellcore is also the coordinator for the federal government's telecommunications requirements on national security and emergency preparedness.

          Basic and applied research is also conducted at Southwestern Bell Technology Resources, Inc. (TRI), a subsidiary of the Corporation. TRI provides technology planning and assessment services to the Corporation and its subsidiaries.

          Employees

          As of January 31, 1994, the Corporation and its subsidiaries employed 59,040 persons. Approximately 67 percent of the employees are represented by the Communications Workers of America (CWA). Effective in August 1992, a three-year contract was negotiated between the CWA and the Telephone Company. Effective in December 1992, a three-year contract was negotiated between the CWA and Yellow Pages. These contracts will be subject to renegotiation in mid-1995. In March 1991, Telecom negotiated a three-year contract with the CWA. This contract will be subject to renegotiation in 1994. The CWA also represents a minor number of employees in other subsidiaries of the Corporation.

          Item 2.  Properties.

          The properties of the Corporation do not lend themselves to description by character and location of principal units. Ninety-two percent of the property, plant and equipment of the Corporation is owned by the Telephone Company. At December 31, 1993, network access lines represented 45 percent of the Telephone Company's investment in telephone plant; central office equipment represented 36 percent; land and buildings represented 10 percent; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 7 percent; and information origination/termination equipment represented 2 percent.

          Item 3.  Legal Proceedings.

          Not applicable.

          Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

           Executive Officers of the Registrant as of January 31,
           1994.
                   Name         Age             Position         Held
                                                                 Since

           Edward E. Whitacre    52      Chairman and            1-90
           Jr.                           Chief Executive
                                         Officer

           James R. Adams        54      Group President         7-92

           Robert A. Dickemper   50      Senior Vice             7-93
                                         President-
                                         Staff/Administration

           William E. Dreyer     55      Senior Executive Vice   7-93
                                         President-External
                                         Affairs

           James D. Ellis        50      Senior Executive Vice   3-89
                                         President and General
                                         Counsel

           Charles E. Foster     57      Group President         10-90

           Richard A. Harris     53      Senior Executive Vice   10-90
                                         President- Human
                                         Resources

           James S. Kahan        46      Senior Vice             7-93
                                         President-  Strategic
                                         Planning and
                                         Corporate Development

           Donald E. Kiernan     53      Senior Vice             7-93
                                         President, Treasurer
                                         and Chief Financial
                                         Officer

           Robert G. Pope*       58      Vice Chairman of        7-93
                                         Southwestern Bell
                                         Corporation and
                                         President and
                                         Chief Executive
                                         Officer of
                                         Southwestern Bell
                                         Telephone Company




          *Mr. Robert G. Pope has announced his intention to retire effective March 31, 1994.

          All of the above Executive Officers have held high-level managerial positions with the Corporation, its subsidiaries or former affiliates for more than the past five years, except for Messrs. Kiernan and Kahan who have held such high-level managerial positions since May 1990 and January 1992, respectively. Prior to their appointments as Executive Officers, Mr. Kiernan was a partner with Ernst & Young and Mr. Kahan held responsible managerial positions with the Corporation. Officers of the Corporation are appointed by the Corporation's Board of Directors. Officers are not appointed to a fixed term of office but hold office until their successors are elected and qualified.

                                       PART II

          Items 5 through 8.

          The information required by these Items is included in the "Stock Performance" section on page 1, page 20 through page 43 and in the "Stock Data" section on the back cover of the registrant's annual report to shareowners for the fiscal year ended December 31, 1993. Such information is incorporated herein by reference pursuant to General Instruction G(2).

          Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

          No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                       PART III

          Items 10 through 13.

          Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with
          Schedule 14A.

          The other information required by these Items is included in the registrant's definitive proxy statement, dated March 18, 1994, from page 4 through page 9 and beginning with the last paragraph on page 16 through page 24 and is incorporated herein by reference pursuant to General Instruction G(3).

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Documents filed as a part of the report:
                                                                   Page

                    (1)  Consolidated Financial Statements:

               Consolidated Statements of Income                      *
               Consolidated Balance Sheets                            *
               Consolidated Statements of Cash Flows                  *
               Consolidated Statements of Shareowners' Equity         *
               Notes to Consolidated Financial Statements             *
               Report of Independent Auditors                         *
          __________

          * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1993. (See Part II.)


                                                                 Page
               (2)Financial Statement Schedules:
                    Consent of Independent Auditors                25
                    V-Property, Plant and Equipment                26
                    VI-Accumulated Depreciation, Depletion
                     and Amortization of Property, Plant and
                     Equipment                                     30
                    VIII-Valuation and Qualifying Accounts         31
                    X-Supplementary Income Statement Information   33


               Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

               (3) Exhibits:

               Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

               3-a Certificate of Incorporation of Southwestern Bell Corporation (restated), dated June 6, 1988. (Exhibit 3-a to Form 10-K for 1988, File 1-8610.)

               3-b Bylaws of Southwestern Bell Corporation, dated June 28, 1991. (Exhibit 3-b to Form 10-Q for the second quarter 1991, File 1-8610.)

               4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long and intermediate term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

               4-b Support Agreement dated November 10, 1986, between Southwestern Bell Corporation and Southwestern Bell Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669)

               4-c Form of Rights Agreement, dated as of January 27, 1989, between Southwestern Bell Corporation and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989,
                    File 1-8610.)

               4-d Amendment of Rights Agreement, dated as of August 5, 1992, between Southwestern Bell Corporation, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7, 1992, File 1-8610.)

               4-e Form of Rights Certificate (included in the attachment to the Amendment of Rights Agreement and identified as Exhibit B.) (Exhibit 4-b to Form 8-K, dated August 7, 1992, File 1-8610.)

               10-a Southwestern Bell Corporation Senior Management Short
                    Term Incentive Plan, revised January 1, 1991.
                    (Exhibit 10-a to Form 10-K for 1990, File 1-8610.)

               10-b Southwestern Bell Corporation Senior Management Long
                    Term Incentive Plan, revised effective January 1, 1993. (Exhibit 10-b to Form 10-K for 1992, File 1-8610.)

               10-c Southwestern Bell Corporation Senior Management
                    Survivor Benefit Plan. (Exhibit 10-c to Form 10-K for 1986, File 1-8610.)

               10-d Southwestern Bell Corporation Senior Management
                    Supplemental Retirement Income Plan, revised effective January 1, 1993. (Exhibit 10-d to Form 10-K for 1992, File 1-8610.)

               10-e Southwestern Bell Corporation Senior Management
                    Deferred Compensation Plan Effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988, revised October 27, 1989. (Exhibit 10-e to Form 10-K for 1989, File 1-8610.)

               10-f Southwestern Bell Corporation Senior Management
                    Deferred Compensation Plan of 1988 Effective for Units of Participation Having a Unit Start Date of January 1, 1988 or Later, revised and restated October 27, 1989. (Exhibit 10-f to Form 10-K for 1989, File 1-8610.)

               10-g Southwestern Bell Corporation Senior Management Long
                    Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986, File 1-8610.)




               10-h Southwestern Bell Corporation Senior Management
                    Incentive Award Deferral Plan. (Exhibit 10-g to Form 10-K for 1986, File 1-8610.)

               10-i Southwestern Bell Corporation Senior Management
                    Financial Counseling Program. (Exhibit 10-h to Form 10-K for 1986, File 1-8610.)

               10-j Southwestern Bell Corporation Senior Management
                    Executive Health Plan, effective January 1, 1987. (Exhibit 10-i to Form 10-K for 1986, File 1-8610.)

               10-k Southwestern Bell Corporation Retirement Plan for Non-
                    Employee Directors. (Exhibit 10-t to Form 10-K for 1985, File 1-8610.)

               10-l Form of Indemnity Agreement, effective July 1, 1986,
                    between Southwestern Bell Corporation and each of its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987, File 1-8610.)

               10-m Form of Southwestern Bell Corporation Change of Control
                    Severance Agreements for all Officers of the Corporation and certain Officers of the Corporation's subsidiaries. (Exhibit 10-p to Form 10-K for 1988, File 1-8610.)

               10-n Southwestern Bell Corporation Stock Savings Plan,
                    revised effective January 1, 1994.   (Appendix A to
                    Definitive Proxy Statement dated March 18, 1994,
                    File 1-8610.)

               10-o Southwestern Bell Corporation 1992 Stock Option Plan.
                    (Appendix A to Definitive Proxy Statement dated March 12, 1992, File 1-8610.)

               10-p Key Executive Officer Short Term Incentive Plan.
                    (Appendix B to Definitive Proxy Statement dated March 18, 1994, File 1-8610.)

               12   Computation of Ratios of Earnings to Fixed Charges.

               13 Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1993 which are incorporated by reference.

               21   Subsidiaries of Southwestern Bell Corporation

               23   Consent of Independent Auditors

               24   Powers of Attorney

               99-a Annual Report on Form 11-K for the Southwestern Bell
                    Corporation Savings Plan for Salaried Employees for the year 1993 to be filed under Form 10-K/A

               99-b Annual Report on Form 11-K for the Southwestern Bell
                    Corporation Savings and Security Plan (Non-Salaried

                    Employees) for the year 1993 to be filed under Form 10-
                    K/A

          Southwestern Bell Corporation will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. Southwestern Bell Corporation will furnish any other exhibit at cost.

          (b)Reports on Form 8-K:

               On December 7, 1993, Southwestern Bell Corporation filed a Current Report on Form 8-K, dated December 6, 1993, reporting on Item 5, Other Events.

                                               SOUTHWESTERN BELL CORPORATION        Schedule V - Sheet 1
                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                Dollars in Millions


            COL. A               COL. B         COL. C      COL. D      COL. E         COL. F
                               Balance at     Additions    Retirements  Other       Balance at
                              Beginning of     at cost                  Changes       End of
        Classification           Period       -Note (a)    -Note (b)  -Note (d)        Period


           Year 1993
    Aerial Cable                $   1,325.3    $    52.1  $    22.2  $       (.7)   $    1,354.5
    Aerial Wire                        34.8           .8        1.1          -              34.5
    Buildings                       2,646.8        138.0       36.5          1.8         2,750.1
    Buried Cable                    6,230.3        453.9       57.6         52.1         6,678.7
    Central Office Assets           9,271.4        884.0      449.1         16.9         9,723.2
    Conduit Systems                 1,294.8         46.9        2.4           .3         1,339.6
    Furniture and Office            1,514.6        179.2       95.0         11.2         1,610.0
     Equipment
    Held for Future Use                 8.3          -          -           (7.9)             .4
    Information Equipment             510.0         47.5       67.9         27.1           516.7
    Intrabuilding Network             143.5          1.1        1.8          -             142.8
    Cable
    Land                              207.3          2.9        3.2        (14.0)          193.0
    Other Communications              915.5        298.4       34.2       (306.4)          873.3
     Equipment
    Poles                             312.6          9.3        4.1          -             317.8
    Submarine Cable                     4.7           .1         .1           .1             4.8
    Underground Cable               2,028.7         85.1       15.2          7.1         2,105.7
    Vehicles and Work                 529.8         46.8       19.9        (31.2)          525.5
     Equipment

         Total Property,        $  26,978.4  $   2,246.1   $  810.3   $   (243.6)    $  28,170.6

          Plant and Equipment

    Depreciation as a percentage of average depreciable                                    7.0%
     plant and equipment

                    The Notes on Sheet 4 are an integral part of this Schedule.



																																																      Schedule V - Sheet 2
                          SOUTHWESTERN BELL CORPORATION
															SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 Dollars in Millions

              COL. A               COL. B       COL. C      COL. D       COL. E       COL. F
                                 Balance at    Additions Retirements     Other      Balance at
                                Beginning of   at cost                  Changes      End of
          Classification           Period      -Note (a)   -Note (b)   -Note (c)      Period

            Year 1992

    Aerial Cable                  $  1,299.7   $   47.9    $    22.3  $     -    $    1,325.3
    Aerial Wire                         34.8         .6           .6        -            34.8
    Buildings                        2,528.8      130.8         14.4        1.6       2,646.8
    Buried Cable                     5,918.5      390.2         55.3      (23.1)      6,230.3
    Central Office Assets            8,985.3      941.6        528.7     (126.8)      9,271.4
    Conduit Systems                  1,267.9       28.7          1.8        -         1,294.8
    Furniture and Office             1,387.0      184.8         65.7        8.5       1,514.6
     Equipment
    Held for Future Use                  6.6        3.2           .2       (1.3)          8.3
    Information Equipment              569.1       45.8        130.1       25.2         510.0
    Intrabuilding Network              144.2        1.5          2.4         .2         143.5
    Cable
    Land                               207.6        2.4          3.8        1.1         207.3
    Other Communications               610.5      287.4        126.4      144.0         915.5
    Equipment
    Poles                              307.1        9.5          4.0        -           312.6
    Submarine Cable                      4.7        -            -          -             4.7
    Underground Cable                1,981.2       62.4         15.0         .1       2,028.7
    Vehicles and Work                  502.4       45.3         17.9         -          529.8
     Equipment
         Total Property,           $25,755.4   $2,182.1     $  988.6  $    29.5   $  26,978.4
          Plant and Equipment

    Depreciation as a percentage of average depreciable                                  6.8%
     plant and equipment

             The Notes on Sheet 4 are an integral part of this Schedule.


                                         SOUTHWESTERN BELL CORPORATION           Schedule V - Sheet 3
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                              Dollars in Millions

                    COL. A                 COL. B       COL. C       COL. D      COL. E       COL. F
                                         Balance at   Additions   Retirements     Other     Balance at
                                          Beginning    at cost                   Changes      End of
                Classification            of Period   -Note (a)    -Note (b)   -Note (c)      Period

                  Year 1991

       Aerial Cable                     $   1,281.8     $  46.5     $   27.2     $   (1.4) $  1,299.7
       Aerial Wire                             35.1          .5           .8          -          34.8
       Buildings                            2,382.3       174.4         13.1        (14.8)    2,528.8
       Buried Cable                         5,688.7       299.0         67.7         (1.5)    5,918.5
       Central Office Assets                8,665.2       820.4        517.8         17.5     8,985.3
       Conduit Systems                      1,238.8        31.7          2.4          (.2)    1,267.9
       Furniture and Office Equipment       1,299.1       161.3         77.3          3.9     1,387.0
       Held for Future Use                     14.5         2.2           .7         (9.4)        6.6
       Information Equipment                  532.8        49.9         27.7         14.1       569.1
       Intrabuilding Network Cable            141.1         2.1          2.5          3.5       144.2
       Land                                   184.7        23.3           .4          -         207.6
       Other Communications Equipment         469.3       155.4         18.2          4.0       610.5
       Poles                                  310.4         9.9         13.2          -         307.1
       Submarine Cable                          4.8         -             .1          -           4.7
       Underground Cable                    1,931.2        73.0         23.0          -       1,981.2
       Vehicles and Work Equipment            490.5        38.3         19.6         (6.8)      502.4
            Total Property, Plant and    $ 24,670.3   $ 1,887.9     $  811.7    $     8.9  $ 25,755.4
            Equipment

       Depreciation as a percentage of average depreciable plant                                  6.8%
        and equipment

                         The Notes on Sheet 4 are an integral part of this Schedule.

                                                                                    Schedule V - Sheet 4

      (a) Includes allowance for funds used during construction and additions to capitalized leases.

      (b) Items of telephone plant, when retired or sold are deducted from the property accounts at the amount of cost originally recorded.  Amounts are estimated if original historical cost is not known.

      (c) Primarily includes transfers to and from Material and Supplies for reused material for
          Southwestern Bell Telephone Company (Telephone Company).  The 1992 amounts include certain reclassifications.

      (d) Primarily equipment sold relating to Metromedia Paging Services, Inc.  Also includes transfers to and from Material and Supplies for reused material for the Telephone Company.  Amounts also include certain reclassifications.


                                         SOUTHWESTERN BELL CORPORATION
                      SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                       OF PROPERTY, PLANT AND EQUIPMENT
                                              Dollars in Millions

                    COL. A                 COL. B       COL. C       COL. D       COL. E        COL. F

                                                      Additions
                                         Balance at    Charged                    Other        Balance
                                          Beginning   to Expense                  Changes     at End of
                 Description              of Period               Retirements      -Note        Period

       Year 1993                         $ 10,079.0    1,906.9       806.2      (100.6) (b)  $  11,079.1
       Year 1992                         $  9,245.1    1,762.1       914.4       (13.8) (a)  $  10,079.0
       Year 1991                         $  8,348.0    1,676.5       793.3        13.9  (a)  $   9,245.1

      _________

      (a)  Comprised principally of the following items:

        (1)Amounts received for property, plant and equipment sold primarily relating to Southwestern
        Bell Telephone Company (Telephone Company).
        (2)Provisions for the cost of removing plant and equipment retired primarily relating to the
        Telephone Company.
        (3)The Telephone Company's deferral of certain interstate amortization expenses to 1992, as required by the FCC beginning in July 1991.

      (b)  Comprised principally of the following items:

        (1)Provisions for the cost of removing plant and equipment retired primarily relating to the
        Telephone Company and equipment sold relating to Metromedia Paging Services, Inc.
        (2)Amounts received for property, plant and equipment sold primarily relating to the Telephone
        Company.

                                         SOUTHWESTERN BELL CORPORATION        Schedule VIII - Sheet 1
                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                         Allowance for Uncollectibles
                                              Dollars in Millions

                    COL. A                 COL. B             COL. C             COL. D       COL. E

                                                             Additions
                                                         (1)          (2)
                                                                    Charged
                                         Balance at                to Other                  Balance
                                          Beginning    Charged     Accounts    Deductions   at End of
                 Description              of Period   to Revenue   -Note (a)    Note (b)      Period


       Year 1993                           $ 95.5       149.9        35.2         169.4       $ 111.2
       Year 1992                           $ 82.3       134.9        36.5         158.2       $  95.5
       Year 1991                           $ 81.0       127.8        24.6         151.1       $  82.3









      (a)Amounts previously written off which were credited directly to this account when recovered.

      (b)Amounts written off as uncollectible.



                                         SOUTHWESTERN BELL CORPORATION           Schedule VIII - Sheet 2
                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                    Accumulated Amortization of Intangibles
                                              Dollars in Millions

                    COL. A                 COL. B             COL. C             COL. D       COL. E

                                                             Additions
                                                         (1)          (2)

                                         Balance at                 Charged                  Balance
                                          Beginning    Charged     to Other    Deductions   at End of
                 Description              of Period   to Expense   Accounts                   Period


       Year 1993                           $ 443.6      100.1          .7       176.2 (a)     $ 368.2
       Year 1992                           $ 366.0       80.1          -          2.5         $ 443.6
       Year 1991                           $ 294.4       88.4          .6        17.4         $ 366.0
















      (a)Primarily related to the disposition of Metromedia Paging Services, Inc.










                             SOUTHWESTERN BELL CORPORATION
               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 Dollars in Millions


                                                          Column B -
                                                           Charged to
                          Column A - Item                   Expense


                                      Year 1993
             1.   Maintenance and repairs                   $1,530.4

             2.   Taxes, other than payroll and
                      income taxes
                              Property                      $  306.4

                              Gross receipts                $  179.0

             3.   Advertising costs                         $   89.5


                                      Year 1992

             1.   Maintenance and repairs                   $1,676.9

             2.   Taxes, other than payroll and
                     income taxes
                              Property                      $  283.1

                              Gross receipts                $  148.8

             3.  Advertising costs                          $   85.0


                                      Year 1991
             1.   Maintenance and repairs                   $1,534.6

             2.   Taxes, other than payroll and
                        income taxes

                              Property                      $  274.9

                              Gross receipts                $  131.3
             3.   Advertising costs                         $   79.0


                                      SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1994.

                                           SOUTHWESTERN BELL CORPORATION


                                           By /s/ Donald E. Kiernan
                                           (Donald E. Kiernan
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Principal Executive Officer:
             Edward E. Whitacre Jr.*
             Chairman and
             Chief Executive Officer

          Principal Financial and
           Accounting Officer:
             Donald E. Kiernan
             Senior Vice President, Treasurer
             and Chief Financial Officer

                                           /s/ Donald E. Kiernan
          Directors:                       (Donald E. Kiernan, as attorney-
                                           in-fact and on his own behalf as
                                           Principal Financial Officer
          Edward E. Whitacre Jr.*          and Principal
          Clarence C. Barksdale*           Accounting Officer)
          James E. Barnes*
          Jack S. Blanton*
          August A. Busch III*                      March 18, 1994
          Ruben R. Cardenas*
          Martin K. Eby, Jr.*
          Tom C. Frost*
          Jess T. Hay*
          Bobby R. Inman*
          Charles F. Knight*
          Sybil C. Mobley*
          Haskell M. Monroe, Jr.*
          Robert G. Pope *
          Carlos Slim Helu*
          Patricia P. Upton *

          * by power of attorney


                                    EXHIBIT INDEX



             Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

              3-a Certificate of Incorporation of Southwestern Bell Corporation (restated), dated June 6, 1988. (Exhibit 3-a to Form 10-K for 1988, File 1-8610.)

              3-b Bylaws of Southwestern Bell Corporation, dated June 28, 1991. (Exhibit 3-b to Form 10-Q for the second quarter 1991, File 1-8610.)

              4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long and intermediate term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

              4-b Support Agreement dated November 10, 1986, between Southwestern Bell Corporation and Southwestern Bell Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669)

              4-c Form of Rights Agreement, dated as of January 27, 1989, between Southwestern Bell Corporation and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989,
                    File 1-8610.)

              4-d Amendment of Rights Agreement, dated as of August 5, 1992, between Southwestern Bell Corporation, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7, 1992, File 1-8610.)

              4-e Form of Rights Certificate (included in the attachment to the Amendment of Rights Agreement and identified as Exhibit B.) (Exhibit 4-b to Form 8-K, dated August 7, 1992, File 1-8610.)

              10-a Southwestern Bell Corporation Senior Management Short Term Incentive Plan, revised January 1, 1991.
                    (Exhibit 10-a to Form 10-K for 1990, File 1-8610.)

              10-b Southwestern Bell Corporation Senior Management Long Term Incentive Plan, revised effective January 1, 1993. (Exhibit 10-b to Form 10-K for 1992, File 1-8610.)

              10-c Southwestern Bell Corporation Senior Management Survivor Benefit Plan. (Exhibit 10-c to Form 10-K for 1986, File 1-8610.)

              10-d Southwestern Bell Corporation Senior Management Supplemental Retirement Income Plan, revised effective January 1, 1993. (Exhibit 10-d to Form 10-K for 1992, File 1-8610.)

              10-e Southwestern Bell Corporation Senior Management Deferred Compensation Plan Effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988, revised October 27, 1989. (Exhibit 10-e to Form 10-K for 1989, File 1-8610.)

              10-f Southwestern Bell Corporation Senior Management Deferred Compensation Plan of 1988 Effective for Units of Participation Having a Unit Start Date of January 1, 1988 or Later, revised and restated October 27, 1989. (Exhibit 10-f to Form 10-K for 1989, File 1-8610.)

              10-g Southwestern Bell Corporation Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986, File 1-8610.)

              10-h Southwestern Bell Corporation Senior Management Incentive Award Deferral Plan. (Exhibit 10-g to Form 10-K for 1986, File 1-8610.)

              10-i Southwestern Bell Corporation Senior Management Financial Counseling Program. (Exhibit 10-h to Form 10-K for 1986, File 1-8610.)

              10-j Southwestern Bell Corporation Senior Management Executive Health Plan, effective January 1, 1987. (Exhibit 10-i to Form 10-K for 1986, File 1-8610.)

              10-k Southwestern Bell Corporation Retirement Plan for Non-Employee Directors. (Exhibit 10-t to Form 10-K for 1985, File 1-8610.)

              10-l Form of Indemnity Agreement, effective July 1, 1986, between Southwestern Bell Corporation and each of its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987, File 1-8610.)

              10-m Form of Southwestern Bell Corporation Change of Control Severance Agreements for all Officers of the Corporation and certain Officers of the Corporation's subsidiaries. (Exhibit 10-p to Form 10-K for 1988, File 1-8610.)

              10-n Southwestern Bell Corporation Stock Savings Plan, revised effective January 1, 1994. (Appendix A to Definitive Proxy Statement dated March 18, 1994, File 1-8610.)

              10-o Southwestern Bell Corporation 1992 Stock Option Plan. (Appendix A to Definitive Proxy Statement dated March 12, 1992, File 1-8610.)

              10-p Key Executive Officer Short Term Incentive Plan. (Appendix B to Definitive Proxy Statement dated March 18, 1994, File 1-8610.)



              12    Computation of Ratios of Earnings to Fixed Charges.

              13 Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1993 which are incorporated by reference.

              21    Subsidiaries of Southwestern Bell Corporation

              23    Consent of Independent Auditors

              24    Powers of Attorney

              99-a Annual Report on Form 11-K for the Southwestern Bell Corporation Savings Plan for Salaried Employees for the year 1993 to be filed under Form 10-K/A

              99-b Annual Report on Form 11-K for the Southwestern Bell Corporation Savings and Security Plan (Non-Salaried Employees) for the year 1993 to be filed under Form 10-K/A