Form 10-Q
period 1994-03-31
SOUTHWESTERN BELL CORP
filed 1994-05-10
CIK 732717

FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



          (Mark One)

               X     Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                         For the period ended March 31, 1994

                                          or

              X     Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the transition period from       to

                            Commission File Number 1-8610

                            SOUTHWESTERN BELL CORPORATION

                 Incorporated under the laws of the State of Delaware
                   I.R.S. Employer Identification Number 43-1301883

                      175 E. Houston, San Antonio, Texas  78205
                          Telephone Number:  (210) 821-4105


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes  X   No

          At April 29, 1994, 600,441,852 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                                  Three months ended
                                                          March 31,
                                                     1994         1993
Operating Revenues
Local service                                  $  1,364.2   $  1,222.0
Network access                                      681.5        637.7
Long-distance service                               223.6        238.5
Directory advertising                               119.5        111.2
Other                                               257.4        248.4
Total operating revenues                          2,646.2      2,457.8

Operating Expenses
Cost of services and products                       839.5        787.4
Selling, general and administrative                 716.3        677.3
Depreciation and amortization                       492.0        472.4
Total operating expenses                          2,047.8      1,937.1
Operating Income                                    598.4        520.7

Other Income (Expense)
Interest expense                                   (115.5)      (127.9)
Equity in net income of affiliates                   70.0         54.1
Other expense - net                                 (13.9)        (7.5)
Total other income (expense)                        (59.4)       (81.3)
Income Before Income Taxes, Extraordinary Loss and
  Cumulative Effect of Changes in
  Accounting Principles                              539.0        439.4

Income Taxes
Federal                                             159.0        116.7
State and local                                      22.3         20.2
Total income taxes                                  181.3        136.9
Income Before Extraordinary Loss and Cumulative
  Effect of Changes in Accounting Principles        357.7        302.5
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                                 -          (89.4)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                              -       (2,127.2)
Net Income (Loss)                              $    357.7   $ (1,914.1)

See Notes to Consolidated Financial Statements.




                                           (Continued)



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                                      Three months ended
                                                          March 31,
                                                     1994       1993 *
Earnings Per Common Share:

Income Before Extraordinary Loss and Cumulative
  Effect of Changes in Accounting Principles   $     0.59   $     0.50
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                                 -          (0.15)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                              -          (3.54)
Net Income (Loss)                              $     0.59   $    (3.19)
Weighted Average Number of Common Shares
  Outstanding (in millions)                         601.8        600.1

Dividends Declared Per Common Share            $   0.3950   $   0.3775


*Restated to reflect two-for-one stock split effective May 25, 1993.

See Notes to Consolidated Financial Statements.

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                      March 31,   December 31
                                                          1994         1993
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                            $   374.9   $    618.4
Accounts receivable - net of allowances for
uncollectibles of
$109.2 and $111.2                                      1,935.1      2,055.2
Material and supplies                                    152.8        148.9
Prepaid expenses                                         220.4        126.5
Deferred charges                                         233.6        192.0
Deferred income taxes                                    196.0        197.0
Other                                                    193.9        281.8
Total current assets                                   3,306.7      3,619.8
Property, Plant and Equipment - at cost               28,694.2     28,170.6
  Less: Accumulated depreciation and amortization     11,412.0     11,079.1
Property, Plant and Equipment - Net                   17,282.2     17,091.5
Intangible Assets - Net of Accumulated Amortization
 of $353.9 and $368.2                                  1,617.3      1,147.4
Investments in Equity Affiliates                       1,489.5      1,420.8
Other Assets                                             973.8      1,028.0
Total Assets                                         $24,669.5   $ 24,307.5

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                        $ 1,808.1   $  1,385.7
Accounts payable and accrued liabilities               2,750.6      2,876.2
Dividends payable                                        237.8        226.6
Total current liabilities                              4,796.5      4,488.5
Long-Term Debt                                         5,470.8      5,459.4

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                  2,447.2      2,387.0
Postemployment benefit obligation                      2,663.4      2,897.0
Unamortized investment tax credits                       415.5        430.4
Other noncurrent liabilities                           1,049.5      1,036.6
Total deferred credits and other
 noncurrent liabilities                                6,575.6      6,751.0

Shareowners' Equity
Common shares issued ($1 par value)                      603.6        602.7
Capital in excess of par value                         5,616.7      5,577.0
Retained earnings                                      2,012.3      1,891.4
Guaranteed obligations of employee stock
  ownership plans                                       (341.4)      (352.9)
Treasury shares (at cost)                                (64.6)      (109.6)
Total shareowners' equity                              7,826.6      7,608.6
Total Liabilities and Shareowners' Equity            $24,669.5   $ 24,307.5

See Notes to Consolidated Financial Statements.



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalent
(Unaudited)
                                                    Three months ended
                                                         March 31,
                                                  1994         1993
Operating Activities
Net income (loss)                           $    357.7   $ (1,914.1)
Adjustments to reconcile net income (loss)
  to net cash
  provided by operating activities:
   Depreciation and amortization                 492.0        472.4
   Undistributed earnings from investments in    (69.1)       (53.0)
    equity affiliates
   Provision for uncollectible accounts           27.8         26.2
   Amortization of investment tax credits        (14.9)       (16.7)
   Pensions and other postemployment expenses     84.6         80.5
   Deferred income tax expense                    50.8         81.1
   Extraordinary loss, net of tax                  -           89.4
   Cumulative effect of accounting changes,
    net of tax                                      -        2,127.2
   Other - net                                  (421.6)      (592.3)
Total adjustments                                149.6      2,214.8
Net Cash Provided by Operating Activities        507.3        300.7

Investing Activities
   Construction and capital expenditures        (478.6)      (443.8)
   Purchase of short-term investments            (60.7)      (121.2)
   Proceeds from short-term investments          121.0         51.6
   Dispositions and (acquisitions) - net        (563.8)         7.0
Net Cash Used in Investing Activities           (982.1)      (506.4)

Financing Activities
   Net change in short-term borrowings with
     oritinal maturities of three months
     or less                                     502.4        475.0
   Repayment of other short-term borrowings       (5.0)      (118.6)
   Issuance of long-term debt                     51.5        696.2
   Repayment of long-term debt                   (93.0)       (77.1)
   Early extinguishment of debt and
    related call premiums                          -         (632.1)
   Issuance of common shares                      11.1          -
   Purchase of treasury shares                   (43.3)       (47.8)
   Issuance of treasury shares                    10.0         20.6
   Dividends paid                               (202.4)      (195.9)
Net Cash Provided by Financing Activities        231.3        120.3
Net decrease in cash and cash equivalents       (243.5)       (85.4)
Cash and cash equivalents beginning of year      618.4        505.2
Cash and Cash Equivalents End of Period     $    374.9   $    419.8

Cash Paid During the Three Months Ended
March 31 for:
    Interest                                $    124.4   $    129.9
    Income taxes                            $    332.4   $    170.2

See Notes to Consolidated Financial Statements.

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                 Guaranteed
                                                                 Obligations
                                         Capital in              of Employee
                                 Common   Excess of   Retained   Stock Owner- Treasury
                                 Shares   Par Value   Earnings   ship Plans    Shares
Balance, December 31, 1992       $300.9    $5,834.8    $3,634.8     ($397.3)     ($68.9)
Net Income (Loss)                   -           -      (1,914.1)        -           -
Dividends to shareowners            -           -        (226.5)        -           -
Reduction of debt associated with
  Employee Stock Ownership Plans    -           -           -          11.0         -
Purchase of treasury shares         -           -           -           -         (48.0)
Issuance of treasury shares:
   Dividend Reinvestment Plan       -           0.9         -           -          30.0
   Other issuances                  -           0.8         -           -          20.2
Other                               -           -           1.5         -           -
Balance, March 31, 1993          $300.9    $5,836.5    $1,495.7     ($386.3)     ($66.7)


Balance, December 31, 1993       $602.7    $5,577.0    $1,891.4     ($352.9)    ($109.6)
Net Income                          -           -         357.7         -           -
Dividends to shareowners            -           -        (238.4)        -           -
Reduction of debt associated with
  Employee Stock Ownership Plans    -           -           -          11.5         -
Issuance of common shares:
   Dividend Reinvestment Plan       0.9        35.1         -           -           -
Purchase of treasury shares         -           -           -           -         (43.4)
Issuance of treasury shares         -           4.6         -           -          88.4
Other                               -           -           1.6         -           -
Balance, March 31, 1994          $603.6    $5,616.7    $2,012.3     ($341.4)     ($64.6)

See Notes to Consolidated Financial Statements
                                    *   * *  *
SELECTED FINANCIAL AND OPERATING DATA
At March 31, or for the three months then ended:              1994        1993
  Return on weighted average shareowners' equity*    . . . . 18.26%      15.89%
  Debt ratio   . . . . . . . . . . . . . . . . . . . . . . . 48.19%      50.63%
  Network access lines in service (000)  . . . . . . . . . . 13,416      12,961
  Access minutes of use (000,000)    . . . . . . . . . . . . 11,423      10,355
  Long-distance messages (000)     . . . . . . . . . . . .  269,924     261,740
  Cellular customers (000)      . . . . . . . . . . . . . .   2,206       1,513
  Number of employees      . . . . . . . . . . . . . . . .   59,040      59,670

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles.


          SOUTHWESTERN BELL CORPORATION

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


          1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - The consolidated financial statements have been prepared by Southwestern Bell Corporation (Corporation) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1993 Annual Report.

          2. CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its majority-owned subsidiaries. Southwestern Bell Telephone Company (Telephone Company) is the Corporation's largest subsidiary. All significant intercompany transactions are eliminated in the consolidation process. Investments in companies in which the Corporation owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of the Corporation's Consolidated Statements of Income.

          3. SUBSEQUENT EVENTS - On April 5, 1994, the Corporation announced the termination of plans to form a $4.9 billion cable television partnership with Cox Cable Communications
               (Cox) in the United States. The Corporation and Cox had entered into a non-binding Memorandum of Understanding in December 1993 under which the Corporation would have contributed $1.6 billion in cash or other assets to the proposed partnership within four years, in exchange for a 40 percent general partnership interest. The termination of the planned partnership had no impact on the Corporation's financial results.




         SOUTHWESTERN BELL CORPORATION

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          Dollars in millions except per share amounts

          RESULTS OF OPERATIONS

          Southwestern Bell Corporation (Corporation) reported net income of $357.7 or $.59 per share for the first quarter of 1994. Financial results for the first quarters of 1994 and 1993 are summarized as follows:


                                                                     Percent
                                              First Quarter           change
                                                                    1994 vs.
                                             1994          1993        1993

  Operating revenues                     $  2,646.2  $    2,457.8      7.7 %
  Operating expenses                     $  2,047.8  $    1,937.1      5.7 %

  Income before extraordinary            $    357.7  $      302.5     18.2 %
  loss and  accounting
   changes

  Extraordinary loss                            -    $      (89.4)     -
  Accounting changes                            -    $   (2,127.2)     -

  Net income (loss)                      $    357.7  $   (1,914.1)     -

          The primary factors contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the first quarter were growth in demand for services and products at Southwestern Bell Mobile Systems, Inc. (Mobile Systems) and Southwestern Bell Telephone Company (Telephone Company), and an increase in equity in net income of affiliates from the Corporation's investment in Telefonos de Mexico, S.A. de C.V. (Telmex). These increases were partially offset by a combination of previously ordered rate reductions and accruals for potential rate reductions at the Telephone Company, as discussed in the Corporation's 1993 Annual Report.

          First quarter 1993 results reflect an extraordinary loss of $89.4 associated with refinancing of Telephone Company long-term debt. In addition, effective January 1, 1993, the Corporation adopted new financial accounting standards relating to postretirement benefits, postemployment benefits, and income taxes resulting in a one-time, non-cash charge to first quarter 1993 earnings of $2,127.2.



          The Corporation's operating revenues in the first quarter of 1994 increased $188.4, or 7.7 percent over the first quarter of 1993. Components of operating revenues for the first quarters of 1994 and 1993 are as follows:


                                            First Quarter        Percent
                                                                 change
                                                                1994 vs.
                                          1994         1993       1993

    Local service
      Landline                           $ 991.5   $    949.0        4.5 %
      Wireless                             372.7        273.0       36.5
    Network access
      Interstate                           454.9        432.1        5.3
      Intrastate                           226.6        205.6       10.2
    Long-distance service                  223.6        238.5       (6.2)
    Directory advertising                  119.5        111.2        7.5
    Other                                  257.4        248.4        3.6
                                       $ 2,646.2   $  2,457.8       7.7 %


               Landline local service revenues increased in the first quarter of 1994 due primarily to increases in demand, including growth in the number of access lines of
               3.5 percent from March 31, 1993. This was partially offset by the impact of previously ordered rate reductions in Texas and accruals for potential rate reductions in Missouri.

               Wireless local service revenues increased in the first quarter of 1994 due primarily to a 45.8 percent increase in cellular customers offset partially by a decline in average revenue per customer.

               Interstate network access revenues increased in the first quarter of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base. These increases were partially offset by the impact of accruals for sharing under the Federal Communications Commission (FCC) price cap plan.

               Intrastate network access revenues increased in the first quarter of 1994 due to an increase in demand, partially offset by previously ordered rate reductions, primarily in Texas. Also, beginning in 1994, access revenues reflect the replacement of the Texas pool settlement process with a system of primary toll carrier charges. Charges paid to the Telephone Company by other intrastate carriers are now recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the first quarter of 1994. Previously, only the net settlement pool payment or receipt was recorded as access revenue.

               Long-distance service revenues decreased in the first quarter of 1994 due mainly to accruals for potential rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues.

               Directory advertising revenues increased in the first quarter due to recognition in 1994 of white pages advertising revenues in the month of publication, conforming to the recognition of other directory advertising revenues. In 1993, white pages revenues were recorded ratably.

               Other operating revenues increased in the first quarter of 1994 due to increased cellular telephone equipment sales at Mobile Systems and the addition of cable television revenues resulting from the acquisition of two systems from Hauser Communications, Inc. These increases were partially offset by the absence of revenues associated with Metromedia Paging Services, Inc. and the residential equipment sales operations of Southwestern Bell Telecommunications, Inc., both of which were sold after the first quarter of 1993.

          The Corporation's operating expenses in the first quarter of 1994 increased $110.7, or 5.7 percent, over the first quarter of 1993. Components of operating expenses for the first quarters of 1994 and 1993 are as follows:


                                           First quarter       Percent change
                                                                      1994 vs.
                                          1994          1993              1993

    Cost of services
     and products                     $    839.5  $      787.4          6.6%
    Selling, general and
    administrative                         716.3         677.3          5.8
    Depreciation and
     amortization                          492.0         472.4          4.1

                                      $  2,047.8  $    1,937.1          5.7%



             Cost of services and products increased for the first quarter of 1994 due to increased demand for cellular services and products, increased switching system software license fees at the Telephone Company, including fees related to enhanced services, annual compensation increases and Texas primary toll carrier access expenses discussed above. These increases were partially offset by the absence of expenses associated with paging services and residential equipment sales operations sold after the first quarter of 1993.

             Selling, general and administrative expenses increased in the first quarter of 1994 due to growth in cellular operations, wage increases and higher operating taxes, partially offset by savings associated with 1993 force reductions.

             Depreciation and amortization increased in the first quarter of 1994 due primarily to a growth in plant level and changes in plant composition.

          Interest expense decreased $12.4, or 9.7 percent, in the first quarter of 1994 due primarily to lower interest rates on Telephone Company debt refinanced in 1993.

          Equity in net income of affiliates, which relates primarily to Telmex, increased $15.9, or 29.4 percent, in the first quarter of 1994 due primarily to access line growth and increases in rates at Telmex. Telmex earnings are recorded by the Corporation for periods ended within three months of the financial statement date, are stated in accordance with U.S. generally accepted accounting principles, are not adjusted for the effects of inflation and reflect certain other purchase accounting adjustments. The Corporation's future earnings from Telmex may be negatively affected by recent declines in the value of the Mexican peso, although the impact on the Corporation's financial results as a whole is not expected to be material.

          Federal income tax expense increased $42.3, or 36.2 percent, in the first quarter of 1994 due primarily to higher income before income taxes and the 1 percent increase in the federal income tax rate enacted in the third quarter of 1993.

          LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter of 1994, as in 1993, the Corporation's primary source of funds continued to be cash provided by operating activities. Other sources of cash used in the 1994 acquisition of cable television properties included proceeds from the issuance of short-term debt and sales of short-term investments. In addition, a portion of the acquisition was completed through the issuance of treasury shares. In both 1994 and 1993, cash provided by operating activities is affected by contributions of $101.0 and $135.5, respectively, to the collectively bargained Voluntary Employee Beneficiary Association trusts for the purpose of funding certain postretirement benefits.

          The Corporation had $374.9 of cash and cash equivalents available at March 31, 1994. The Corporation has entered into agreements with several banks for lines of credit totaling $780.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of March 31, 1994. Commercial paper borrowings as of March 31, 1994 totaled $1,388.0.


          PART II - OTHER INFORMATION

          SOUTHWESTERN BELL CORPORATION

          Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits

                Exhibit 12  Computation of Ratios of Earnings to Fixed
                            Charges.

             (b)  Reports on Form 8-K

                On March 15, 1994, Southwestern Bell Corporation
                (Corporation) filed a Current Report on Form 8-K, reporting on Item 7, Financial Statements and Exhibits. The
                Corporation filed exhibits relating to the issuance of floating rate Medium-Term Notes by Southwestern Bell Capital Corporation.





                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Southwestern Bell Corporation




          May 10, 1994                   /s/ Donald E. Kiernan
                                             Donald E. Kiernan
                                      Senior Vice President, Treasurer
                                       and Chief Financial Officer