Form 10-K/A
period 1993-12-31
SOUTHWESTERN BELL CORP
filed 1994-05-26
CIK 732717

FORM 10-K/A

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
          (Mark One)

                 Annual Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934 (Fee Required)

                     For the fiscal year ended December 31, 1993

                                          or

                  Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934 (Fee Required)

               For the transition period from            to

                            Commission file Number 1-8610

                            SOUTHWESTERN BELL CORPORATION

                 Incorporated under the laws of the State of Delaware
                   I.R.S. Employer Identification Number 43-1301883

                      175 E. Houston, San Antonio, Texas  78205
                            Telephone Number 210-821-4105

          Southwestern Bell Corporation hereby amends the following exhibits of its Annual Report for the year ended
          December 31, 1993 on Form 10-K as set forth in the pages attached hereto:

          (1) Exhibit 99.a    Annual Report on Form 11-K for the
                              Southwestern Bell Corporation Savings Plan for Salaried Employees for the year 1993.

          (2) Exhibit 99.b    Annual Report on Form 11-K for the
                              Southwestern Bell Corporation Savings and
                              Security Plan (Non-Salaried Employees) for the year 1993.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May, 1994.

                                        SOUTHWESTERN BELL CORPORATION


                                        by  /s/ Donald E. Kiernan
                                            Donald E. Kiernan
                                            Senior Vice President,
                                            Treasurer and Chief Financial
                                            Officer
          May 26, 1994