Form 10-Q
period 1994-06-30
SOUTHWESTERN BELL CORP
filed 1994-08-10
CIK 732717

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                  For the period ended June 30, 1994

                                  or
___        Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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

At July 29, 1994, 601,814,367 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                       Three months ended              Six months ended
                                             June 30,                        June 30,
                                         1994            1993            1994            1993
Operating Revenues
Local service                     $     1,435.1   $     1,280.4   $     2,799.3   $     2,502.4
Network access                            705.7           662.6         1,387.2         1,300.3
Long-distance service                     229.7           245.1           453.3           483.6
Directory advertising                     123.3           109.4           242.8           220.6
Other                                     270.8           241.8           528.2           490.2
Total operating revenues                2,764.6         2,539.3         5,410.8         4,997.1

Operating Expenses
Cost of services and products             867.0           803.9         1,706.5         1,591.3
Selling, general and administrative       739.3           680.9         1,455.6         1,358.2
Depreciation and amortization             504.5           479.6           996.5           952.0
Total operating expenses                2,110.8         1,964.4         4,158.6         3,901.5
Operating Income                          653.8           574.9         1,252.2         1,095.6

Other Income (Expense)
Interest expense                         (117.2)         (130.8)         (232.7)         (258.7)
Equity in net income of affiliates         67.4            59.8           137.4           113.9
Other expense - net                       (17.8)          (19.0)          (31.7)          (26.5)
Total other income (expense)              (67.6)          (90.0)         (127.0)         (171.3)
Income Before Income Taxes,
 Extraordinary Loss and Cumulative Effect
 of Changes in Accounting Principles      586.2           484.9         1,125.2           924.3

Income Taxes
Federal                                   175.8           129.0           334.8           245.7
State and local                            24.9            17.9            47.2            38.1
Total income taxes                        200.7           146.9           382.0           283.8
Income Before Extraordinary Loss
 and Cumulative Effect of Changes
 in Accounting Principles                 385.5           338.0           743.2           640.5
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                       -             (43.6)            -            (133.0)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                    -               -               -          (2,127.2)
Net Income (Loss)                 $       385.5   $       294.4   $       743.2   $    (1,619.7)

See Notes to Consolidated Financial Statements.

           (Continued)



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                        Three months ended              Six months ended
                                              June 30,                        June 30,
                                           1994            1993            1994            1993
Earnings Per Common Share:

Income Before Extraordinary Loss and
 Cumulative Effect of Changes in
 Accounting Principles                $     0.64   $       0.56     $     1.24   $      1.07
Extraordinary Loss on Early
  Extinguishment of Debt, net of tax        -             (0.07)            -          (0.22)
Cumulative Effect of Changes in
  Accounting Principles, net of tax         -               -               -          (3.55)
Net Income (Loss)                     $     0.64   $      0.49     $      1.24   $     (2.70)
Weighted Average Number of Common
  Shares Outstanding (in millions)        601.3           600.2           601.6        600.2

Dividends Declared Per Common Share $     0.3950   $      0.3775   $      0.7900   $    0.7550

See Notes to Consolidated Financial Statements.




SOUTHWESTERN BELL CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                       June 30,    December 31,
                                                               1994        1993
Assets                                                  (Unaudited)
Current Assets
Cash and cash equivalents                              $      484.0   $    618.4
Accounts receivable - net of allowances
for uncollectibles of
$111.3 and $111.2                                           1,962.6      2,055.2
Material and supplies                                         140.2        148.9
Prepaid expenses                                              196.1        126.5
Deferred charges                                              235.8        192.0
Deferred income taxes                                         209.2        197.0
Other                                                         147.8        281.8
Total current assets                                        3,375.7      3,619.8
Property, Plant and Equipment - at cost                    29,101.8     28,170.6
  Less: Accumulated depreciation and amortization          11,675.6     11,079.1
Property, Plant and Equipment - Net                        17,426.2     17,091.5
Intangible Assets - Net of Accumulated Amortization of
$373.9 and $368.2                                           1,815.9      1,147.4
Investments in Equity Affiliates                            1,412.5      1,420.8
Other Assets                                                  995.6      1,028.0
Total Assets                                           $   25,025.9   $ 24,307.5

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                          $    1,666.4   $  1,385.7
Accounts payable and accrued liabilities                    3,034.9      2,876.2
Dividends payable                                             237.8        226.6
Total current liabilities                                   4,939.1      4,488.5
Long-Term Debt                                              5,527.1      5,459.4

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       2,526.7      2,387.0
Postemployment benefit obligation                           2,696.4      2,897.0
Unamortized investment tax credits                            400.5        430.4
Other noncurrent liabilities                                1,092.9      1,076.8
Total deferred credits and other noncurrent liabilities     6,716.5      6,791.2

Shareowners' Equity
Common shares issued ($1 par value)                           605.2        602.7
Capital in excess of par value                              5,677.7      5,577.0
Retained earnings                                           2,162.0      1,891.4
Guaranteed obligations of employee stock ownership plans     (329.7)     (352.9)
Foreign currency translation adjustment                      (137.5)     (40.2)
Treasury shares (at cost)                                    (134.5)     (109.6)
Total shareowners' equity                                   7,843.2      7,568.4
Total Liabilities and Shareowners' Equity              $   25,025.9   $ 24,307.5

See Notes to Consolidated Financial Statements.



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                               Six months ended
                                                                 June 30,
                                                          1994            1993
Operating Activities
Net income (loss)                                  $       743.2   $  (1,619.7)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                           996.5         952.0
   Undistributed earnings from investments in
    equity affiliates                                      (88.8)        (55.4)
   Provision for uncollectible accounts                     60.4          54.4
   Amortization of investment tax credits                  (29.9)        (32.3)
   Pensions and other postemployment expenses              169.4         144.8
   Deferred income tax expense                              65.0          63.7
   Extraordinary loss, net of tax                            -           133.0
   Cumulative effect of accounting changes, net of tax       -         2,127.2
   Other - net                                            (208.0)       (384.0)
Total adjustments                                          964.6       3,003.4
Net Cash Provided by Operating Activities                1,707.8       1,383.7

Investing Activities
   Construction and capital expenditures                (1,054.0)     (1,048.6)
   Purchase of short-term investments                      (78.1)       (157.0)
   Proceeds from short-term investments                    191.2         181.4
   Dispositions                                              -            69.1
   Acquisitions                                           (773.9)           -
Net Cash Used in Investing Activities                   (1,714.8)       (955.1)

Financing Activities
   Net change in short-term borrowings with original
     maturities of three months or less                    620.1         305.6
   Issuance of other short-term borrowings                   7.5           -
   Repayment of other short-term borrowings                 (5.0)       (126.6)
   Issuance of long-term debt                              150.7       1,141.5
   Repayment of long-term debt                            (403.6)       (180.0)
   Early extinguishment of debt and related call premiums    -        (1,094.8)
   Issuance of common shares                                20.9           -
   Purchase of treasury shares                            (117.3)       (149.0)
   Issuance of treasury shares                              13.3          55.1
   Dividends paid                                         (414.0)       (398.7)
Net Cash Used in Financing Activities                     (127.4)       (446.9)
Net decrease in cash and cash equivalents                 (134.4)        (18.3)
Cash and cash equivalents beginning of year                618.4         505.2
Cash and Cash Equivalents End of Period            $       484.0   $     486.9

Cash Paid During the Six Months Ended June 30 for:
    Interest                                       $       250.5   $     282.7
    Income taxes                                   $       425.7   $     223.4

See Notes to Consolidated Financial Statements.


SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
<CAPTIONS>
                                                                    Guaranteed
                                                                   Obligations    Foreign
                                          Capital in               of Employee    Currency
                               Common     Excess of     Retained   Stock Owner- Translation    Treasury
                               Shares     Par Value     Earnings    ship Plans   Adjustment     Shares
Balance, December 31, 1992       $300.9     $5,834.8     $3,634.8      ($397.3)      ($27.9)      ($68.9)
Net income (loss)                   -            -       (1,619.7)         -            -            -
Dividends to shareowners            -            -         (452.9)         -            -            -
Two-for-one stock split           300.9       (300.9)         -            -            -            -
Reduction of debt associated with
 Employee Stock Ownership Plans     -            -            -           22.1          -            -
Foreign currency
 translation adjustment             -            -            -            -           (1.4)         -
Purchase of treasury shares         -            -            -            -            -         (149.4)
Issuance of treasury shares:
   Dividend Reinvestment Plan                    3.3          -            -            -           68.8
   Other issuances                  -            0.4          -            -            -           36.1
Other                               -            -            3.1          -            -            -
Balance, June 30, 1993           $601.8     $5,537.6     $1,565.3      ($375.2)      ($29.3)     ($113.4)


Balance, December 31, 1993       $602.7     $5,577.0     $1,891.4      ($352.9)      ($40.2)     ($109.6)
Net income                          -            -          743.2          -            -            -
Dividends to shareowners            -            -         (475.8)         -            -            -
Reduction of debt associated with
 Employee Stock Ownership Plans     -            -            -           23.2          -            -
Foreign currency translation
 adjustment                         -            -            -            -          (97.3)         -
Issuance of common shares:
   Dividend Reinvestment Plan       1.8         70.1          -            -            -            -
   Other                            0.7         26.5
Purchase of treasury shares         -            -            -            -            -         (117.6)
Issuance of treasury shares         -            4.1          -            -            -           92.7
Other                               -            -            3.2          -            -            -
Balance, June 30, 1994           $605.2     $5,677.7     $2,162.0      ($329.7)     ($137.5)     ($134.5)

See Notes to Consolidated Financial Statements.

                                    *   * *  *

SELECTED FINANCIAL AND OPERATING DATA
At June 30, or for the six months then ended:                             1994         1993
  Return on weighted average shareowners' equity* # . . . . . . .        18.92%       17.23%
  Debt ratio #  . . . . . . . . . . . . . . . . . . . . . . . . . .      47.84%       50.13%
  Network access lines in service (000)  . . . . . . . . . . . . .      13,472       13,023
  Access minutes of use (000,000) #   . . . . . . . . . . . . . . .     23,540       21,451
  Long-distance messages (000)    . . . . . . . . . . . . . . . . .    548,638      539,765
  Cellular customers (000)   . . . . . . . . . . . . . . . . . . .       2,425        1,643
  Number of employees     . . . . . . . . . . . . . . . . . . . . .     59,360       60,390

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles.
# 1993 amounts have been restated to conform to the current year's classifications.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Southwestern Bell Corporation (Corporation) reported net income of $385.5 or $.64 per share for the second quarter of 1994 and net income of $743.2, or $1.24 per share, for the first six months of 1994. Financial results for the second quarters and first six months of 1994 and 1993 are summarized as follows:


                         Second Quarter               Six-Month Period
                                              %                            %
                        1994        1993   Change       1994       1993   Change

Operating         $   2,764.6   $  2,539.3  8.9%   $  5,410.8   $ 4,997.1   8.3%
revenues

Operating         $   2,110.8   $  1,964.4  7.5%   $  4,158.6   $ 3,901.5   6.6%
expenses

Income before
extraordinary
loss and          $   385.5     $  338.0    14.1%  $  743.2     $ 640.5    16.0%
accounting
changes

Extraordinary         -         $  (43.6)   -         -         $ (133.0)     -
loss

Accounting            -            -        -         -         $ (2,127.2)   -
changes

Net income        $   385.5     $  294.4    30.9%  $  743.2     $ (1,619.7)   -
(loss)

The primary factors contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the second quarter and first six months of 1994 were growth in demand for services and products at Southwestern Bell Mobile Systems, Inc. (Mobile Systems) and Southwestern Bell Telephone Company (Telephone Company), and an increase in the equity in net income of affiliates from the Corporation's investment in Telefonos de Mexico, S.A. de C.V. (Telmex). These increases were partially offset by a combination of previously ordered rate reductions and accruals for potential rate reductions at the Telephone Company, as discussed in the Corporation's 1993 Annual Report.

Results for the second quarter and first six months of 1993 reflect extraordinary losses of $43.6 and $133.0, respectively, associated with refinancing of Telephone Company long-term debt. In addition, effective January 1,1993, the Corporation adopted new financial accounting standards relating to postretirement benefits, postemployment benefits, and income taxes resulting in a one-time, non-cash charge to 1993 earnings of $2,127.2.


The Corporation's operating revenues in the second quarter and first six months of 1994 increased $225.3, or 8.9 percent, and $413.7, or
8.3 percent, over the second quarter and first six months of 1993. Components of operating revenues for the second quarters and first six months of 1994 and 1993 are as follows:

                      Second Quarter           Six-Month Period
                  1994       1993     % Change   1994       1993   % Change
Local service
  Landline      $ 1,000.8    $ 965.4     3.7%   $ 1,992.3  $ 1,914.3    4.1%

  Wireless          434.3      315.0    37.9        807.0      588.1   37.2

Network access
  Interstate        460.9      445.2    3.5         915.8      877.3    4.4

  Intrastate        244.8      217.4    12.6        471.4      423.0   11.4

Long-distance       229.7      245.1    (6.3)       453.3      483.6   (6.3)
service

Directory           123.3      109.4    12.7         242.8     220.6    10.1
advertising

Other               270.8      241.8    12.0          528.2    490.2     7.8

     Total      $ 2,764.6  $ 2,539.3     8.9%     $ 5,410.8 $4,997.1     8.3%

     Landline local service revenues increased in the second quarter and first six months of 1994 due primarily to increases in demand, including growth in the number of access lines of 3.4 percent from June 30, 1993. This was partially offset by the impact of previously ordered rate reductions in Texas and accruals for potential rate reductions in Missouri.

     Wireless local service revenues increased in the second quarter and first six months of 1994 due primarily to a 47.6 percent increase in cellular customers offset partially by a decline in average revenue per customer. Excluding customers added through acquisition, there was a 45.4 percent increase in cellular customers from June 30, 1993.

     Interstate network access revenues increased in the second quarter and first six months of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base, partially offset by the impact of accruals for sharing under the Federal Communications Commission (FCC) price cap plan. Network access revenues also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.


     Intrastate network access revenues increased in the second quarter and first six months of 1994 due to an increase in demand, partially offset by previously ordered rate reductions, primarily in Texas. Approximately one-third of the increase reflects the 1994 partial replacement of the Texas pool settlement process with a system of primary toll carrier charges. Charges paid to the Telephone Company by other intrastate carriers are now recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the second quarter and first six months of 1994. Previously, the net settlement pool payment or receipt was recorded as an increase or decrease in revenue. Revenues also increased as a result of the billing adjustment noted above.

     Long-distance service revenues decreased in the second quarter and first six months of 1994 due mainly to accruals for potential rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues.

     Directory advertising revenues increased in the second quarter and first six months of 1994 primarily due to recognition in 1994 of white pages advertising revenues in the month of publication, conforming to the recognition of other directory advertising revenues. In 1993, white pages revenues were recorded ratably throughout the year. Second quarter results also reflect growth in yellow pages revenues.

     Other operating revenues increased in the second quarter and first six months of 1994 due to increased cellular telephone equipment sales at Mobile Systems, the addition of cable television revenues resulting from the January 1994 acquisition of two systems from Hauser Communications, Inc., and increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment. These increases were partially offset by the absence of revenues associated with Metromedia Paging Services, Inc., sold in the fourth quarter of 1993 and, for the six-month period, the residential equipment sales operations of Southwestern Bell Telecommunications, Inc., sold after the first quarter of 1993.



The Corporation's operating expenses in the second quarter and first six months of 1994 increased $146.4, or 7.5 percent, and $257.1, or
6.6 percent over the second quarter and first six months of 1993, respectively. Components of operating expenses for the second quarters and first six months of 1994 and 1993 are as follows:

                      Second Quarter            Six-Month Period
                  1994         1993     %        1994       1993     % Change
                                        Change
Cost of
services and     $867.0     $  803.9    7.8%   $ 1,706.5  $ 1,591.3  7.2%
products

Selling,
general and       739.3        680.9    8.6      1,455.6    1,358.2  7.2
administrative

Depreciation
and               504.5        479.6    5.2      996.5      952.0    4.7
amortization

     Total       $2,110.8   $  1,964.4  7.5%   $ 4,158.6  $ 3,901.5  6.6%

     Cost of services and products increased for the second quarter and first six months of 1994 due to increased demand for cellular services and products, increased switching system software license fees at the Telephone Company, including fees related to enhanced services, annual compensation increases and Texas primary toll carrier access expenses discussed above. These increases were partially offset by the absence of expenses associated with paging services, sold in the fourth quarter of 1993 and, for the six-month period, residential equipment sales operations, sold after the first quarter of 1993.

     Selling, general and administrative expenses increased in the second quarter and first six months of 1994 due to growth in cellular operations, higher pension benefit expenses, compensation increases and higher operating taxes, partially offset by savings associated with 1993 force reductions.

     Depreciation and amortization increased in the second quarter and first six months of 1994 due primarily to a growth in plant level and changes in plant composition.

Interest expense decreased $13.6, or 10.4 percent, and $26.0 or
10.1 percent in the second quarter and first six months of 1994, respectively, due primarily to lower interest rates on Telephone Company debt refinanced in 1993. Comparisons are also favorably affected by the recording of interest expense associated with the settlement of federal income tax audit issues in the second quarter of 1993.


Equity in net income of affiliates, which relates primarily to Telmex, increased $7.6, or 12.7 percent, and $23.5 or 20.6 percent in the second quarter and first six months of 1994, respectively. The increases were due primarily to access line growth, increases in rates and long distance usage growth, partially offset by declines in the value of the Mexican peso. Telmex earnings are recorded by the Corporation for periods ended within three months of the financial statement date, are stated in accordance with U.S. generally accepted accounting principles, are not adjusted for the effects of inflation and reflect certain other purchase accounting adjustments.

Federal income tax expense increased $46.8, or 36.3 percent, in the second quarter and $89.1, or 36.3 percent, for the first six months of 1994 due primarily to higher income before income taxes and the 1 percent increase in the federal income tax rate enacted in the third quarter of 1993.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Developments

Federal - In June 1994, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) released its opinion on an appeal filed by the Telephone Company and several other local exchange carriers. The local exchange carriers had appealed the FCC's October 1992 order which required local exchange carriers to file tariffs permitting independent parties to physically collocate their equipment within local exchange carrier central offices for the
purposes of providing certain special access services.   The Court of
Appeals vacated the FCC's physical collocation requirement and remanded the order in all other respects, such as virtual collocation, to the FCC for further proceedings. Virtual collocation involves a set of technical and pricing rules intended to position the interconnector as if its equipment were located in the central office.

In July 1994, the FCC released a Memorandum, Opinion and Order (the Order) requiring certain local exchange carriers to file virtual collocation tariffs by September 1, 1994 to become effective December
15, 1994. Under the Order, local exchange carriers are required to provide equipment designated by independent parties to offer virtual collocation within the local exchange carriers' central offices.
Local exchange carriers may choose to continue offering physical collocation instead of filing new tariffs for virtual collocation.
The Corporation intends to appeal the Order. At this time, management is unable to estimate the financial impact of the Order on the Corporation.





In July 1994, the Court of Appeals remanded the FCC's decision to deny increases to the price caps (referred to as "exogenous treatment") to reflect the incremental interstate costs associated with the accrual accounting required by Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement No. 106). The Court of Appeals remand requires the FCC to reconsider the Telephone Company's existing request for interstate rate recovery of Statement No. 106 costs. Because the remand requires further FCC action, interpretation and negotiation with the Telephone Company and other local exchange carriers, the financial impact of the remand cannot be estimated at this time.

In June 1994, the Corporation filed a motion with the United States District Court for the District of Columbia (the Court) seeking removal of restrictions that prevent it from providing interLATA long-distance service to its cellular customers. This filing follows a period of almost two and one-half years of preliminary discussions between the Corporation and the United States Department of Justice
(DOJ). In July 1994, the Corporation asked the DOJ to support a waiver allowing the Corporation to offer interLATA long-distance service through subsidiaries outside the five-state Telephone Company service region. Both of these matters are pending.

In July 1994, the Corporation joined with three other Regional Holding Companies (RHC) in a joint petition asking the Court to vacate the consent decree issued by the Court at the time of AT&T's divestiture of the RHCs. Among other items, the consent decree prevents the RHCs from providing interLATA telephone service and manufacturing telecommunications equipment. This matter is pending.

Other Business Matters

During the second quarter, the Corporation finalized its acquisition of cellular systems in Syracuse, Utica and Ithaca, New York. Also during the second quarter, the Corporation was selected as a partner in a consortium that will design, build and operate a second nationwide cellular network in the Republic of Korea. The Corporation will have an 8.3 percent ownership in the consortium, which expects to begin providing service by January 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, as in 1993, the Corporation's primary source of funds continued to be cash provided by operating activities. Other sources of cash used in the 1994 acquisitions of cable television properties in Washington, D.C., and cellular properties included proceeds from the issuance of short-term debt and sales of short-term investments. In addition, portions of the acquisitions were completed through the issuance of the Corporation's common shares. In both 1994 and 1993, cash provided by operating activities is reduced by contributions of $101.0 and $135.5, respectively, to the collectively bargained Voluntary Employees' Beneficiary Association trusts for the purpose of funding certain postretirement benefits.

The Corporation had $484.0 of cash and cash equivalents available at June 30, 1994. The Corporation has entered into agreements with several banks for lines of credit totaling $780.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of June 30, 1994. Commercial paper borrowings as of June 30, 1994 totaled $1,513.1.

 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the shareowners of Southwestern Bell Corporation (Corporation) was held on April 29, 1994, in San Antonio, Texas. Shareholders representing 484,952,860 shares of common stock were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three year term:

     DIRECTOR                    FOR            WITHHELD *
     Clarence C.             475,314,555          9,683,305
     Barksdale
     Jack S. Blanton         475,162,752          9,790,108
     Ruben R. Cardenas       475,385,318          9,567,542
     Martin K. Eby, Jr.      475,628,191          9,324,669
     Charles F. Knight       475,217,216          9,735,644
     Carlos Slim Helu        474,515,730         10,437,130

      * Includes shares represented at the meeting by proxy where the shareholder withheld authority to vote for the indicated director or directors, as well as shares voted in person at the meeting where the shareholder did not vote for such director or directors.

(c) Shareholders ratified the appointment of Ernst & Young as independent auditors to examine the consolidated financial statements of the Corporation for the year ended December 31, 1994. The vote was 476,778,757 shares FOR and 4,501,711 shares AGAINST, with 3,672,392 shares ABSTAINING.

(d) Shareholders approved the establishment of the Southwestern Bell Corporation Stock Savings Program. The vote was 437,547,636 shares FOR and 38,926,116 shares AGAINST, with 8,479,108 shares ABSTAINING.

(e) Shareholders approved the establishment of the Southwestern Bell Corporation Key Executive Officer Short Term Incentive Plan. The vote was 415,942,091 shares FOR and 56,862,772 shares AGAINST, with 12,147,997 shares ABSTAINING.


(f) Shareholders rejected the Shareowner Proposal to require the preparation of a study evaluating the impact on the Corporation of the North American Free Trade Agreement. The vote was 58,921,431 shares FOR and 339,924,369 shares AGAINST, with 29,302,867 shares ABSTAINING. There were 56,804,193 broker non-votes recorded.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 10.1 Southwestern Bell Corporation Stock Savings Plan, revised effective August 1, 1994.

Exhibit 10.2 Southwestern Bell Corporation 1992 Stock Option Plan,
             revised effective August 1, 1994.

Exhibit 10.3 Southwestern Bell Corporation Senior Management Deferred
             Compensation Plan (effective for units of participation having a unit start date prior to January 1, 1988), revised July 30, 1993. (Exhibit 10.5 to Registration Statement No. 33-54795.)

Exhibit 10.4 Southwestern Bell Corporation Senior Management Deferred
             Compensation Program of 1988, revised July 30, 1993.
             (Exhibit 10.6 to Registration Statement No. 33-54795.)

Exhibit 10.5 Southwestern Bell Corporation Restricted Stock Plan for
             Non-Employee Directors. (Exhibit 10.17 to Registration Statement No. 33-54795.)

Exhibit 10.6 Southwestern Bell Corporation Officer Retirement Savings
             Plan.  (Exhibit 10.18 to Registration Statement No. 33-
             54795.)

Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

(b)  Reports on Form 8-K

     On April 6, 1994, Southwestern Bell Corporation (Corporation) filed a Current Report on Form 8-K, reporting on Item 5, Other Events. The Corporation filed information relating to the termination of plans to form a cable partnership with Cox Cable Communications.

On May 19, 1994, the Corporation filed a Current Report on Form 8-K, reporting on Item 7, Financial Statements and Exhibits. The
Corporation filed exhibits relating to the issuance of floating rate Medium-Term Notes by Southwestern Bell Capital Corporation

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwestern Bell Corporation




August 10, 1994                    /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                      and Chief Financial Officer