Form 10-Q
period 1994-09-30
SOUTHWESTERN BELL CORP
filed 1994-11-08
CIK 732717

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



(Mark One)

     X          Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                For the period ended September 30, 1994

                                  or

     __        Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

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

At October 31, 1994, 599,654,873 common shares were outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                            Three months ended    Nine months ended
                                            September 30,         September 30,
                                                1994       1993       1994       1993
Operating Revenues
Local service                               $ 1,473.9  $ 1,325.1  $ 4,273.2  $ 3,827.5
Network access                                 707.7      688.0     2,094.9    1,988.3
Long-distance service                          242.4      255.5      695.7      739.1
Directory advertising                          307.5      286.7      550.3      507.3
Other                                          268.6      239.8      796.8      730.0
Total operating revenues                      3,000.1    2,795.1    8,410.9    7,792.2

Operating Expenses
Cost of services and products                  959.0      873.5     2,665.5    2,464.8
Selling, general and administrative            764.4      782.1     2,220.0    2,140.3
Depreciation and amortization                  506.3      484.2     1,502.8    1,436.2
Total operating expenses                      2,229.7    2,139.8    6,388.3    6,041.3
Operating Income                               770.4      655.3     2,022.6    1,750.9

Other Income (Expense)
Interest expense                              (116.9)    (123.8)    (349.6)    (382.5)
Equity in net income of affiliates              73.1       65.7      210.5      179.6
Other expense - net                             (6.3)     (10.0)     (38.0)     (36.5)
Total other income (expense)                   (50.1)     (68.1)    (177.1)    (239.4)
Income Before Income Taxes,
 Extraordinary Loss and Cumulative Effect
 of Changes in Accounting Principles           720.3      587.2     1,845.5    1,511.5

Income Taxes
Federal                                        211.1      162.4      545.9      408.1
State and local                                 28.4       16.0       75.6       54.1
Total income taxes                             239.5      178.4      621.5      462.2
Income Before Extraordinary Loss
 and Cumulative Effect of Changes
 in Accounting Principles                      480.8      408.8     1,224.0    1,049.3
Extraordinary Loss on Early Extinguishment
  of Debt, net of tax                            -        (20.2)       -       (153.2)
Cumulative Effect of Changes in Accounting
  Principles, net of tax                         -          -          -       (2,127.2)
Net Income (Loss)                           $  480.8   $  388.6   $ 1,224.0  $ (1,231.1)

FSee Notes to Consolidated Financial Statements.

                (Continued)



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                            Three months ended    Nine months ended
                                            September 30,         September 30,
                                                1994       1993       1994       1993
Earnings Per Common Share:

Income Before Extraordinary Loss and
 Cumulative Effect of Changes in
 Accounting Principles                      $   0.80   $   0.68   $   2.03   $   1.75
Extraordinary Loss on Early
  Extinguishment of Debt, net of tax             -        (0.03)       -        (0.25)
Cumulative Effect of Changes in
  Accounting Principles, net of tax              -          -          -        (3.55)
Net Income (Loss)                           $   0.80   $   0.65   $   2.03   $  (2.05)
Weighted Average Number of Common
  Shares Outstanding (in millions)             601.7      599.0      601.6      599.8

Dividends Declared Per Common Share         $ 0.3950   $ 0.3775   $ 1.1850   $ 1.1325

See Notes to Consolidated Financial Statements.



SOUTHWESTERN BELL CORPORATION
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                        September 30,  December 31,
                                                               1994           1993
                                                         (Unaudited)
Assets
Current Assets
Cash and cash equivalents                              $      431.0   $      618.4
Accounts receivable - net of allowances for
 uncollectibles of $124.9 and $111.2                        2,136.6        2,055.2
Material and supplies                                         157.5          148.9
Prepaid expenses                                              235.4          126.5
Deferred charges                                              235.0          192.0
Deferred income taxes                                         208.1          197.0
Other                                                         329.9          281.8
Total current assets                                        3,733.5        3,619.8
Property, Plant and Equipment - at cost                    29,366.6       28,170.6
  Less: Accumulated depreciation and amortization          11,793.0       11,079.1
Property, Plant and Equipment - Net                        17,573.6       17,091.5
Intangible Assets - Net of Accumulated Amortization of
 $393.8 and $368.2                                          1,796.5        1,147.4
Investments in Equity Affiliates                            1,471.1        1,420.8
Other Assets                                                  950.3        1,028.0
Total Assets                                           $   25,525.0   $   24,307.5

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                          $    1,938.9   $    1,385.7
Accounts payable and accrued liabilities                    3,165.1        2,876.2
Dividends payable                                             237.1          226.6
Total current liabilities                                   5,341.1        4,488.5
Long-Term Debt                                              5,365.3        5,459.4

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       2,576.2        2,387.0
Postemployment benefit obligation                           2,686.0        2,897.0
Unamortized investment tax credits                            384.7          430.4
Other noncurrent liabilities                                1,124.9        1,076.8
Total deferred credits and other noncurrent liabilities     6,771.8        6,791.2

Shareowners' Equity
Common shares issued ($1 par value)                           606.1          602.7
Capital in excess of par value                              5,714.2        5,577.0
Retained earnings                                           2,407.5        1,891.4
Guaranteed obligations of employee stock ownership plans     (318.0)        (352.9)
Foreign currency translation adjustment                      (142.2)         (40.2)
Treasury shares (at cost)                                    (220.8)        (109.6)
Total shareowners' equity                                   8,046.8        7,568.4
Total Liabilities and Shareowners' Equity              $   25,525.0   $   24,307.5

See Notes to Consolidated Financial Statements.




SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                        Nine months ended
                                                          September 30,
                                                         1994         1993
Operating Activities
Net income (loss)                                  $  1,224.0   $ (1,231.1)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                      1,502.8      1,436.2
   Undistributed earnings from investments in
    equity affiliates                                   (159.8)      (108.7)
   Provision for uncollectible accounts                 110.2         96.3
   Amortization of investment tax credits               (45.7)       (49.0)
   Pensions and other postemployment expenses           254.2        217.4
   Deferred income tax expense                          108.0         64.2
   Extraordinary loss, net of tax                         -          153.2
   Cumulative effect of accounting changes,
    net of tax                                            -        2,127.2
   Other - net                                         (397.4)      (438.1)
Total adjustments                                     1,372.3      3,498.7
Net Cash Provided by Operating Activities             2,596.3      2,267.6

Investing Activities
   Construction and capital expenditures             (1,674.0)    (1,629.5)
   Purchase of short-term investments                  (305.3)      (302.1)
   Proceeds from short-term investments                 249.3        243.8
   Dispositions                                           -           67.2
   Acquisitions                                        (773.6)         -
Net Cash Used in Investing Activities                (2,503.6)    (1,620.6)

Financing Activities
   Net change in short-term borrowings with original
     maturities of three months or less                 697.4       (115.6)
   Issuance of other short-term borrowings               35.5         11.0
   Repayment of other short-term borrowings             (12.5)      (126.6)
   Issuance of long-term debt                           193.8      1,985.5
   Repayment of long-term debt                         (411.4)      (187.7)
   Early extinguishment of debt and related
    call premiums                                         -       (1,563.2)
   Issuance of common shares                             32.3          4.0
   Purchase of treasury shares                         (204.8)      (191.1)
   Issuance of treasury shares                           15.4         72.5
   Dividends paid                                      (625.8)      (601.4)
Net Cash Used in Financing Activities                  (280.1)      (712.6)
Net decrease in cash and cash equivalents              (187.4)       (65.6)
Cash and cash equivalents beginning of year             618.4        505.2
Cash and Cash Equivalents End of Period            $    431.0   $    439.6

Cash Paid During the Nine Months Ended
 September 30 for:
    Interest                                       $    348.9   $    381.2
    Income taxes                                   $    650.6   $    397.6

See Notes to Consolidated Financial Statements.

SOUTHWESTERN BELL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                                     Guaranteed
                                                                                     Obligations    Foreign
                                                       Capital in                    of Employee   Currency
                                           Common      Excess of       Retained      Stock Owner-  Translation   Treasury
                                           Shares      Par Value       Earnings      ship Plans    Adjustment     Shares
Balance, December 31, 1992                 $ 300.9      $ 5,834.8      $ 3,634.8      $ (397.3)     $   (27.9)    $   (68.9)
Net income (loss)                              -              -         (1,231.1)          -              -             -
Dividends to shareowners                       -              -           (679.0)          -              -             -
Two-for-one stock split                      300.9         (300.9)           -             -              -             -
Reduction of debt associated with
   Employee Stock Ownership Plans              -              -              -            33.2            -             -
Foreign currency translation adjustment        -              -              -             -            (13.1)          -
Issuance of common shares:
   Dividend Reinvestment Plan                  0.1            3.9            -             -              -             -
Purchase of treasury shares                    -              -              -             -              -          (192.5)
Issuance of treasury shares:
   Dividend Reinvestment Plan                  -              3.9            -             -              -           103.2
   Other issuances                             -             (1.4)           -             -              -            44.8
Other                                          -              -              5.3           -              -
Balance, September 30, 1993                $ 601.9      $ 5,540.3      $ 1,730.0      $ (364.1)     $   (41.0)    $  (113.4)


Balance, December 31, 1993                 $ 602.7      $ 5,577.0      $ 1,891.4      $ (352.9)     $   (40.2)    $  (109.6)
Net income                                     -              -          1,224.0           -              -             -
Dividends to shareowners                       -              -           (712.9)          -              -             -
Reduction of debt associated with
   Employee Stock Ownership Plans              -              -              -            34.9            -             -
Foreign currency translation adjustment        -              -              -             -           (102.0)          -
Issuance of common shares:
   Dividend Reinvestment Plan                  2.6          103.3            -             -              -             -
   Other                                       0.8           29.8            -             -              -             -
Purchase of treasury shares                    -              -              -             -              -          (205.0)
Issuance of treasury shares                    -              4.1            -             -              -            93.8
Other                                          -              -              5.0           -              -
Balance, September 30, 1994                $ 606.1      $ 5,714.2      $ 2,407.5      $ (318.0)     $  (142.2)     $ (220.8)

See Notes to Consolidated Financial Statements.

                                              *     *   *  *
SELECTED FINANCIAL AND OPERATING DATA
At September 30, or for the nine months then ended:        1994          1993
  Return on weighted average shareowners' equity* # . .   20.59%        18.89%
  Debt ratio #  . . . . . . . . . . . . . . . . . . . .   47.58%        49.42%
  Network access lines in service (000)  . . . . . . .    13,598        13,157
  Access minutes of use (000,000) #   . . . . . . . . .   35,859        32,796
  Long-distance messages billed (000)   . . . . . . . .  773,075       762,376
  Cellular customers (000)   . . . . . . . . . . . . . .   2,593         1,777
  Number of employees     . . . . . . . . . . . . . . .   59,350        60,240

* 1993 calculated using Income Before Extraordinary Loss and Cumulative Effect of Changes in Accounting Principles.
# 1993 amounts have been restated to conform to the current year's classifications.


SOUTHWESTERN BELL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - The consolidated financial statements have been prepared by Southwestern Bell Corporation (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1993 Annual Report.

2. CONSOLIDATION - The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. Southwestern Bell Telephone Company (Telephone Company) is SBC's largest subsidiary. All significant intercompany transactions are eliminated in the consolidation process. Investments in companies in which SBC owns 20 percent to 50 percent of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

SOUTHWESTERN BELL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS


Southwestern Bell Corporation (SBC) reported net income of $480.8, or $.80 per share, for the third quarter of 1994 and net income of $1,224.0, or $2.03 per share, for the first nine months of 1994. Financial results for the third quarter and first nine months of 1994 and 1993 are summarized as follows:

                         Third Quarter                 Nine-Month Period

                                            %                                %
                  1994        1993       Change   1994        1993       Change
Operating        $ 3,000.1   $ 2,795.1   7.3%     $ 8,410.9   $ 7,792.2    7.9%
revenues

Operating        $ 2,229.7   $ 2,139.8   4.2%     $ 6,388.3   $ 6,041.3    5.7%
expenses

Income before
extraordinary
loss and         $ 480.8     $ 408.8     17.6%    $ 1,224.0   $ 1,049.3    16.6%
accounting
changes

Extraordinary      -         $ (20.2)    -          -         $ (153.2)    -
loss

Accounting          -           -         -          -         $ (2,127.2)  -
changes

Net income       $ 480.8     $ 388.6     23.7%    $ 1,224.0   $ (1,231.1)  -
(loss)


The primary factors contributing to the increase in income before extraordinary loss and cumulative effect of changes in accounting principles during the third quarter and first nine months of 1994 were growth in demand for services and products at Southwestern Bell Mobile Systems, Inc. (Mobile Systems) and Southwestern Bell Telephone Company (Telephone Company), and an increase in the equity in net income of affiliates from SBC's investment in Telefonos de Mexico, S.A. de C.V. (Telmex). These increases were partially offset by rate reductions at the Telephone Company. Comparisons are also favorably impacted by the recording of one-time charges relating to restructuring of operations at the Telephone Company in the third quarter of 1993.

Results for the third quarter and first nine months of 1993 reflect extraordinary losses of $20.2 and $153.2, respectively, associated with refinancing of Telephone Company long-term debt. In addition, effective January 1, 1993, SBC adopted new financial accounting standards relating to postretirement benefits, postemployment benefits and income taxes resulting in a one-time, non-cash charge to 1993 earnings of $2,127.2.

SBC's operating revenues in the third quarter and first nine months of 1994 increased $205.0, or 7.3 percent, and $618.7, or 7.9 percent, over the third quarter and first nine months of 1993, respectively. Components of operating revenues for the third quarter and first nine months of 1994 and 1993 are as follows:

                         Third Quarter               Nine-Month Period

                                            %                               %
                    1994        1993      Change    1994        1993     Change
Local service
  Landline        $ 1,020.0   $ 991.6    2.9%     $ 3,012.3   $ 2,905.9  3.7%

  Wireless          453.9       333.5    36.1       1,260.9     921.6    36.8

Network access
  Interstate        475.4       454.5    4.6        1,391.2     1,331.8  4.5

  Intrastate        232.3       233.5    (0.5)      703.7       656.5    7.2

Long-distance       242.4       255.5    (5.1)      695.7       739.1    (5.9)
service

Directory           307.5       286.7    7.3        550.3       507.3    8.5
advertising

Other               268.6       239.8    12.0       796.8       730.0    9.2

     Total        $ 3,000.1   $ 2,795.1  7.3%     $ 8,410.9   $ 7,792.2  7.9%

     Landline local service revenues increased in the third quarter and first nine months of 1994 due primarily to increases in demand, including 3.4 percent growth in the number of access lines since September 30, 1993. This increase was partially offset by the impact of previously ordered rate reductions in Texas and accruals for rate reductions in Missouri.

     Wireless local service revenues increased in the third quarter and first nine months of 1994 due primarily to a 45.9 percent increase in cellular customers (43.9 percent increase excluding acquisitions) offset partially by a decline in average revenue per customer.

     Interstate network access revenues increased in the third quarter and first nine months of 1994 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base. For the nine-month period, increases were partially offset by the impact of higher accruals for revenue sharing under the Federal Communications Commission (FCC) price cap plan, as well as a retroactive billing adjustment in the second quarter of 1994 that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues were flat in the third quarter of 1994 compared to 1993 as the impact of previously ordered rate reductions in Texas and accruals for rate reductions in Missouri offset increases related to demand and the 1994 partial replacement of the Texas pool settlement process with a system of primary toll carrier charges. Under this system, charges paid to the Telephone Company by other intrastate carriers are recorded as access revenues, while those paid by the Telephone Company are recorded as cost of services and products. These amounts are offsetting and did not materially affect operating income in the third quarter and first nine months of 1994. Previously, only the net settlement pool payment or receipt was recorded in revenue. Intrastate network access revenues for the first nine months of 1994 were higher, as demand and the Texas primary toll carrier charges exceeded rate reductions. Year to date revenues also increased as a result of the retroactive billing adjustment noted in the preceding paragraph.

     Long-distance service revenues decreased in the third quarter and first nine months of 1994 due to decreases in demand compared to 1993, accruals for rate reductions, primarily in Missouri, and reclassification of certain revenues to access revenues. Demand in 1993 was unusually high due to flood-related activity.

     Directory advertising revenues increased in the third quarter and first nine months of 1994 primarily due to recognition in 1994 of white pages advertising revenues in the month of publication, conforming to the recognition of other directory advertising revenues. In 1993, white pages revenues were recorded ratably throughout the year. Third quarter increases also reflect growth in yellow pages revenues. Two-thirds of SBC's directory advertising revenues are recognized in the third and fourth quarters of the year.

     Other operating revenues increased in the third quarter and first nine months of 1994 due to increased cellular telephone equipment sales at Mobile Systems, the addition of cable television revenues resulting from the January 1994 acquisition of two systems from Hauser Communications, Inc., and increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment. These increases were partially offset by the absence of revenues associated with Metromedia Paging Services, Inc., sold in the fourth quarter of 1993.

SBC's operating expenses in the third quarter and first nine months of 1994 increased $89.9, or 4.2 percent, and $347.0, or 5.7 percent, over the third quarter and first nine months of 1993, respectively.
Components of operating expenses for the third quarter and first nine months of 1994 and 1993 are as follows:

                         Third Quarter                Nine-Month Period

                                            %                                %
                 1994        1993        Change     1994        1993      Change
Cost of
services and    $ 959.0     $ 873.5      9.8%      $ 2,665.5   $ 2,464.8  8.1%
products

Selling,
general and       764.4       782.1      (2.3)       2,220.0     2,140.3  3.7
administrative

Depreciation
and               506.3       484.2      4.6         1,502.8     1,436.2  4.6
amortization

     Total      $ 2,229.7   $ 2,139.8    4.2%      $ 6,388.3   $ 6,041.3  5.7%

     Cost of services and products increased for the third quarter and first nine months of 1994 due to increased demand for cellular services and products, increased switching system software license fees at the Telephone Company, including fees related to enhanced services, and Texas primary toll carrier access expenses discussed above. These increases were partially offset by the absence of expenses associated with paging services sold in the fourth quarter of 1993, expenses in the third quarter of 1993 related to flood damage in portions of the Telephone Company's Midwestern service territory and, for the nine-month period, product costs in residential equipment sales operations sold in 1993.

     Selling, general and administrative expenses in 1993 included a one-time charge for the restructuring of operations at the Telephone Company. The charge related to costs of severance, relocation and benefits for 800 management positions eliminated through October 1993, reducing net income by approximately $35. Excluding this charge, expenses increased in the third quarter and first nine months of 1994 due to growth in cellular operations, higher pension benefit expenses and higher operating taxes, partially offset by savings associated with 1993 force reductions and other cost control measures.

     Depreciation and amortization increased in the third quarter and first nine months of 1994 due primarily to a growth in plant level and changes in plant composition partially offset by the completion of accelerated regulatory amortization of certain analog equipment at the Telephone Company.

Interest expense decreased $6.9, or 5.6 percent, and $32.9, or
8.6 percent, in the third quarter and first nine months of 1994, respectively, due primarily to lower interest rates on Telephone Company debt refinanced in 1993. For the nine-month period, interest expense also declined due to the recording of interest expense associated with the settlement of federal income tax audit issues in the second quarter of 1993.

Equity in net income of affiliates, which relates primarily to Telmex, increased $7.4, or 11.3 percent, and $30.9, or 17.2 percent, in the third quarter and first nine months of 1994, respectively. The increases were due primarily to access line growth, increases in customer rates and long distance usage growth, partially offset by declines in the value of the Mexican peso. Telmex earnings are recorded by SBC for periods ended within three months of the financial statement date, are stated in accordance with U.S. generally accepted accounting principles, are not adjusted for the effects of inflation and reflect certain other purchase accounting adjustments.

Federal income tax expense increased $48.7, or 30.0 percent, in the third quarter and $137.8, or 33.8 percent, for the first nine months of 1994 due primarily to higher income before income taxes. Comparisons to 1993 are also affected by a one-time net reduction of expense in the third quarter of 1993 due to adjustment of deferred tax assets and liabilities to reflect changes in federal and state corporate income tax rates.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Regulatory Developments

Missouri - In August 1994, the Telephone Company, the Missouri Public Service Commission (MPSC) and the Office of Public Counsel (OPC) reached an agreement that will resolve the Telephone Company's appeal of the MPSC's December 1993 rate reduction order. The agreement requires the Telephone Company to implement annual rate reductions of $69.6 effective October 1, 1994, representing rate reductions of $84.6 in the original December 1993 MPSC order, offset by an increase of $15 to recover a portion of incremental costs associated with postretirement benefit accruals. In addition, customers will be given one-time credits totaling $65 for rate reductions, accrued and paid to the Cole County Circuit Court since the beginning of the year under the original order.

The agreement extends through December 31, 1998. During this period, the agreement provides that there will be no proposed rate increases by the Telephone Company and no sharing of earnings. In addition, during the period of the agreement the Telephone Company will not be subject to earnings review. The agreement does not preclude the Telephone Company from increasing its revenues through the introduction of new or additional services or features during this period.

Additionally, the Telephone Company has committed to invest an average of $275 annually in capital expenditures during the term of the agreement, of which $35 will be earmarked for advanced telecommunications technology, including fiber optic infrastructure development, elimination of party line service, distance learning, telemedicine applications and centers for interactive video telecommunications.

Other Business Matters

Regulatory Accounting - SBC currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Statement No. 71 requires deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities). In addition, under Statement No. 71, telephone plant is depreciated using rates set by regulators in a joint federal and state triennial review process. These rates are usually lower than those established by unregulated companies.
Without a complete historical assessment of the differences between regulatory and competitive environments, it is not practicable to estimate what depreciation would have been absent regulation. SBC will present proposed depreciation rates for 1995 through 1997 to federal and state regulators in triennial review meetings scheduled for mid-1995.

Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates can be charged to and collected from customers which are adequate to recover costs. This assumption requires, among other things, consideration of anticipated changes in levels of demand or competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to SBC remains appropriate at this time. However, due to the rapid pace of change in the telecommunications industry, SBC must continually assess its position with respect to Statement No.
71. If, as a result of actual and anticipated increases in competition, technological development, and other changes in the telecommunications industry, including the manner of determining rates, SBC determines that it no longer qualifies for the provisions of Statement No. 71, SBC would be required to eliminate its regulatory assets and liabilities, and to adjust the carrying amount of its telephone plant to the extent that it determines that such amount is not recoverable. Management expects that the resulting non-cash, extraordinary charge would be material. Because of uncertainties regarding the timing, extent and potential combination of circumstances which would cause SBC to discontinue application of Statement No. 71, the magnitude of this charge cannot be reasonably estimated at this time.


Acquisitions and dispositions - In October 1994, SBC announced the formation of a strategic alliance with Compagnie Generale des Eaux
(CGE), a French diversified public company and Vodafone Group PLC., an international cellular company based in the United Kingdom. Through this alliance SBC will invest $626 to acquire an effective 10 percent ownership of Societe Francaise de Radiotelephone (SFR), France's second national cellular company, and minority ownership positions in other communications businesses controlled by CGE. In turn, CGE will invest $247 for an effective 10 percent interest in SBC's Washington, D.C.-Baltimore wireless operations.

Also in October 1994, SBC completed the sale of an additional 25 percent of its United Kingdom cable television operations to Cox Cable Communications (Cox). SBC and Cox each own 50 percent and share management of the cable operations. SBC will account for its remaining investment using the equity method of accounting.

Name change - In October 1994, Southwestern Bell Corporation announced it is changing its name to SBC Communications Inc., pending shareowner approval at the 1995 Annual Meeting of Shareowners. The new name better reflects SBC's position as a diversified, global communications company.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, as in 1993, SBC's primary source of funds continued to be cash provided by operating activities. Other sources of cash used in the 1994 acquisitions of cable television properties in Washington, D.C., and cellular properties included proceeds from the issuance of short-term debt and sales of short-term investments. In addition, portions of the acquisitions were completed through the issuance of SBC's common shares.

SBC had $431.0 of cash and cash equivalents available at September 30, 1994. SBC has entered into agreements with several banks for lines of credit totaling $780.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of September 30, 1994. Commercial paper borrowings as of September 30, 1994 totaled $1,610.9.


SOUTHWESTERN BELL CORPORATION


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 12     Computation of Ratios of Earnings to Fixed
     Charges.

     Exhibit 27     Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the three-month period ended September 30, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Southwestern Bell Corporation




November 8, 1994                   /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                      and Chief Financial Officer