Form 10-K405
SOUTHWESTERN BELL CORP
filed 1995-03-14
CIK 732717

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
    x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

            For fiscal year ended December 31, 1994

                              OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

Based on composite closing sales price on February 28, 1995, the aggregate market value of all voting stock held by non-affiliates was $25,290,132,635.

As of February 28, 1995, 607,570,754 shares of Common Stock were outstanding.


              DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1994 (Parts I and II).

(2) Portions of Southwestern Bell Corporation's Notice of 1995
    Annual Meeting and Proxy Statement dated
    March 14, 1995 (Parts III and IV).





                       TABLE OF CONTENTS

                             PART I


Item                                                             Page

1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders


 Executive Officers of the Registrant


                            PART II

5. Market for Registrant's Common Equity and Related
     Stockholder Matters
6. Selected Financial and Operating Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                            PART III

10.   Directors and Executive Officers of the Registrant
11.   Executive Compensation
12.   Security Ownership of Certain Beneficial Owners and
      Management
13.   Certain Relationships and Related Transactions


                            PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K



                                PART I
ITEM 1. BUSINESS

GENERAL

Southwestern Bell Corporation (SBC) is a diversified communications holding company, with various subsidiaries providing telecommunications services and products, directory advertising and publishing, business, consumer and cellular telecommunications equipment, and owning cable television interests in both domestic and international markets. SBC has its principal executive offices at 175
E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-
4105).

In order to better reflect SBC's position as a diversified global communications company, SBC's Board of Directors approved in September 1994 a change in the corporate name to SBC Communications Inc., subject to shareowner approval at the 1995 Annual Meeting of Shareowners scheduled for April 1995.

SBC was incorporated under the laws of the State of Delaware in 1983 by AT&T Corp. (AT&T) as one of seven regional holding companies (RHCs) formed to hold AT&T's local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

THE MFJ AND LINE OF BUSINESS RESTRICTIONS

The MFJ, as originally approved by the District Court in 1982, placed restrictions on the types of businesses in which SBC could engage.
The principal restriction prohibits SBC from providing telecommunications services between Local Access and Transport Areas (LATAs), which are generally centered on a standard metropolitan statistical area or other identifiable community of interest. The MFJ also initially restricted SBC from providing information services, engaging in nontelecommunications lines of business, and manufacturing or providing telecommunications products, other than the provision of customer premises equipment (CPE) manufactured by others. CPE, as defined in the MFJ, represents equipment used on customers' premises to originate, route or terminate telecommunications. These services and products are collectively known as "restricted lines of business."

The MFJ permits SBC to obtain relief from these restrictions upon a showing that there is no substantial possibility that it could use its monopoly power to impede competition in the specific market it seeks to enter (the Waiver Standard). As a result of proceedings before the District Court since divestiture, the restrictions against engaging in nontelecommunications lines of business and providing intraLATA information services have been removed. SBC has also been authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. SBC has submitted various requests to the District Court which seek to remove or modify the remaining restrictions. These include, among others, pending waiver requests to provide information services on an interLATA basis and to provide interLATA long-distance service outside the five-state area (defined below) and to cellular customers. In addition, SBC and two other RHCs have asked the District Court, in a joint petition filed in July 1994, to vacate the MFJ. This matter is currently pending.

BUSINESS OPERATIONS

SBC provides services and products through several subsidiaries, which include: Southwestern Bell Telephone Company (Telephone Company), Southwestern Bell Mobile Systems, Inc. (Mobile Systems), SBC International, Inc. (SBC International), Southwestern Bell Yellow Pages, Inc. (Yellow Pages), Southwestern Bell Telecommunications, Inc. (Telecom) and SBC Media Ventures, Inc. (Media Ventures). These services and products (which are described more fully below) include landline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange
(PBX) and cellular equipment, and cable television services. Landline telecommunications services are provided in the states of (listed by number of access lines) Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area) by the Telephone Company. Wireless telecommunications services are provided by Mobile Systems.

SBC's revenues are categorized for financial reporting purposes as local service (substantially all of which were provided by the Telephone Company and Mobile Systems), network access (provided by the Telephone Company), long-distance service (substantially all of which were provided by the Telephone Company), directory advertising (principally provided by Yellow Pages) and other (including equipment sales at Mobile Systems and Telecom, nonregulated products and services provided by the Telephone Company, billing and collection services for interexchange carriers provided by the Telephone Company, and cable television services provided by SBC International and Media Ventures).

The following table sets forth for SBC the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

                                            Percentage
                                             of Total
                                             Operating
                                             Revenues

                                       1994      1993      1992
Local service:
     Landline                           35%       37%       37%
     Wireless                           15%       12%       10%
Long-distance service                    8%        9%       10%
Network access                          25%       25%       25%

     Telecommunications services

Telecommunications services include local, long-distance and network access services. Local services involve the transport of landline and wireless telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Long-distance services involve the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA), except for certain wireless service areas which cover more than one LATA, for which SBC has obtained MFJ waivers. Long-distance services also include such other services as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of non-Telephone Company carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

The Telephone Company is SBC's largest subsidiary, providing approximately 65% of SBC's consolidated net income in 1994. The Telephone Company provides its services over approximately 9 million residential and 4 million business access lines in the five-state area. During 1994, nearly two-thirds of the Telephone Company's access line growth occurred in Texas.

During 1994, the Telephone Company continued to expand its offering of optional services including Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers. Caller ID is now being offered in certain markets in all of the states in the Telephone Company's five-state area.

The Federal Communications Commission (FCC) has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and thus far none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand, which charged that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

Telecom provides voice messaging services to medium and large business customers through its Voice Processing division. Voice messaging services are provided under the registered trademark CallNotes to residential and small business customers through Southwestern Bell Messaging Services, Inc., another SBC subsidiary.

At the end of 1994, Mobile Systems provided cellular services to 2,979,000 customers, or 7.4 out of every 100 residents living in its service areas. These services are provided in 34 metropolitan markets, including 5 of the nation's top 15 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; St. Louis, Missouri; and Dallas-Fort Worth, Texas. Mobile Systems (or partnerships in which it has an ownership interest) is licensed to provide service in 27 rural service areas and is currently providing service in all of these markets. All of these rural service areas are contiguous to an existing metropolitan service area or another rural service area operated by Mobile Systems, which allows for the expansion of service in a way that may add value to customers' service. Mobile Systems operates in certain areas under the name of Cellular One by means of a partnership arrangement which holds the Cellular One service mark, with McCaw Cellular Communications, Inc. and Vanguard Cellular Systems, Inc. These areas include both metropolitan and rural service areas, such as Washington, D.C.; Chicago, Illinois; and other service areas in Illinois, Massachusetts, New York, Virginia and West Virginia.

In October 1994, SBC announced the formation of a long-term marketing alliance between Mobile Systems and GTE in their Texas markets. This alliance will enable both companies to begin offering cellular service in each other's markets, using the host company's cellular system. As a result, Mobile Systems will have access to a number of additional markets, including Houston, Austin and El Paso.

Mobile Systems began providing commercial digital service by launching the largest digital deployment program in North America with commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks and reduces exposure to billing fraud. Mobile Systems also began providing commercial digital service in St. Louis in September 1993, in Dallas-Fort Worth in January 1994, and in Washington-Baltimore in March 1994. Mobile Systems plans to begin providing digital service in Boston during 1995.

In December 1994, SBC acquired for $705 million the domestic cellular business of Associated Communications Corporation, including cellular systems in Buffalo, Rochester, Albany and Glens Falls, New York.
These properties are adjacent to smaller cellular systems in Syracuse, Utica and Ithaca, New York which SBC purchased from other parties in two separate transactions in the second quarter of 1994. In October 1994, SBC announced that it entered into an agreement with United States Cellular Corporation to acquire a cellular property that operates in and around Watertown, New York. This acquisition will increase the number of markets served by Mobile Systems to 62 and increase Mobile Systems' potential customer base to more than 40 million. This transaction is expected to close during 1995.

     International

A consortium consisting of SBC International, together with a subsidiary of France Telecom and a group of Mexican investors led by Grupo Carso, S.A. de C.V., has voting control of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's national telecommunications company, through its ownership of all of Telmex's Class AA shares. The Mexican investors have voting control of the consortium. The Class AA shares owned by SBC International represent approximately 5% of Telmex's total equity capitalization. SBC International's total interest in Telmex, including ownership of Class L shares with limited voting rights, represents approximately 10% of Telmex's total equity capitalization. Telmex provides complete landline and wireless telecommunications services within Mexico. At the end of 1994, Telmex had 8.5 million access lines in service and provided cellular service to more than 305,000 subscribers. For additional information regarding SBC's investment in Telmex, see Note 3, "Equity Investments," on page 39 of SBC's annual report to shareowners for the fiscal year ended December 31, 1994, which is incorporated herein by reference pursuant to General Instruction G(2).

In October 1994, SBC International formed a strategic alliance with Compagnie Generale des Eaux (CGE), a French diversified public company. In December 1994, SBC International invested $615 million through this alliance to acquire an indirect 10% ownership of Societe Francaise du Radiotelephone S.A. (SFR), a French national cellular company, and minority ownership interests in other communications businesses controlled by CGE. As part of this alliance, CGE is expected to invest $247 million to attain a 10% interest in SBC's Washington-Baltimore wireless operations. This investment is expected to occur during the first half of 1995.

In February 1995, SBC International purchased 40% of VTR S.A. (VTR), a privately owned telecommunications holding company in Chile, for $317 million. Through its subsidiaries, VTR provides local, long-distance, wireless and cable television services in Chile. VTR is 51% owned by Grupo Luksic, a large Chilean conglomerate.

SBC International's cable television operations in the United Kingdom include Midlands Cable Communications and Northwest Cable Communications, with combined service areas containing 1.3 million potential households. At the end of 1994, SBC International's cable television operations in the United Kingdom served approximately 117,000 subscribers, for a penetration rate of 23.7%. Penetration rate is defined as the number of customers, as a percentage of solicited households, that have network access. Cable operators in the United Kingdom may provide both cable television and local exchange services. At the end of 1994, SBC International provided local exchange service to approximately 114,000 subscribers. During 1993 and 1994, SBC International sold 50% of its United Kingdom cable television operations to Cox Cable Communications (Cox). SBC International and Cox each own 50% and share management of the cable operations.

SBC International also holds a minority interest in Golden Channels, a cable television provider in Israel. Golden Channels holds franchises in areas containing 368,000 potential households. At the end of 1994, Golden Channels served approximately 224,000 households, for a penetration rate of approximately 61%.

In Israel and Australia, SBC International also has interests in companies involved in the publication of yellow pages directories and marketing directory software.

     Directory Advertising and Publishing

Yellow Pages publishes nearly 42 million copies of 360 classified directories within the Telephone Company's five-state area. The ten largest revenue-producing yellow pages directories are currently published in the second half of SBC's fiscal year. Directory advertising revenues and expenses associated with yellow pages directories are recognized in the month the related directory is published.

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

The Business Systems division markets a wide variety of telecommunications products and services to business customers in the Telephone Company's five-state area. The Original Equipment division, through an exclusive, long-term distribution agreement with Conair Corporation, markets a full line of residential telephones to retailers nationwide, under the Freedom Phone name. Separately, the Original Equipment division markets residential and business products to U.S. telephone companies and internationally in 39 countries.

Mobile Systems markets cellular communications equipment in each of its service areas.

     Domestic Cable Television

In January 1994, SBC completed the purchase of two cable television systems serving suburban Washington, D.C. for $650 million from Hauser Communications, Inc. These systems serve Montgomery County, Maryland, and Arlington County, Virginia. The individual systems operate as Cable TV Montgomery and Cable TV Arlington, which together form SBC's Media Ventures. At the end of 1994, these systems served 255,000 customers and passed 402,000 homes.

In February 1994, SBC announced the Telephone Company's plans for a consumer trial of video and interactive services in Richardson, Texas. With the construction of the broadband network currently under way, the Telephone Company plans to begin offering telephone service to customers over the network in early 1995. Delivery of video service is expected to begin during 1996. Eventually, 42,000 homes will be included in the trial.

     Printing

In December 1994, Southwestern Bell Printing Company, which operated plants in Texas and Oklahoma, ceased doing business. Beginning in 1995, SBC's yellow and white pages directories will be printed by R.R. Donnelley & Sons.

GOVERNMENT REGULATION

In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the FCC with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by non-Telephone Company carriers.

Additional information relating to federal and state regulation of the Telephone Company is contained in the registrant's annual report to shareowners for 1994 under the heading "Regulatory Environment" on page 27, and is incorporated herein by reference pursuant to General Instruction G(2).

SBC's recently acquired cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

The FCC authorizes the licensing of only two cellular carriers in each geographic market. These cellular licenses have a standard duration of ten years and are renewable upon application and a showing of compliance with FCC use and conduct standards. The FCC licenses granted to Mobile Systems in Chicago, Illinois; San Antonio, Texas; Boston, Massachusetts; Oklahoma City, Oklahoma; and Wichita, Kansas all expired in 1994. Renewal applications were filed in each of these markets during August 1994. Renewal licenses are expected to be awarded during 1995. Renewal licenses were received for Washington, D.C.; Baltimore, Maryland; Kansas City, Missouri/Kansas; St. Louis, Missouri; and Dallas, Texas in October 1994. Renewal applications are to be filed in the following markets during August 1995: Gary, Indiana; Worcester, Massachusetts; Syracuse, New York; Rochester, New York; and Corpus Christi, Texas.

The FCC adopted an order in 1993 which outlines the development of licenses for new personal communications services (PCS). Under an auction process, up to seven PCS licenses could be awarded in each of 51 geographical areas. SBC is allowed to participate fully in bidding for licenses in areas outside its cellular service areas, and may bid on a smaller license in areas where it has a cellular presence. SBC is participating in the auctions, which began in December 1994, and is pursuing licenses in a number of markets that would complement its existing cellular service territories.

Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities.
SBC operates its recently acquired cable systems under franchises granted by Montgomery County, Maryland (expires May 25, 1998); Arlington County, Virginia (expires October 18, 2000); and the City of Gaithersburg, Maryland (expires November 2, 2001). Each franchise is renewable upon a showing of compliance with established local and federal standards.

MAJOR CUSTOMER

Approximately 10% in 1994, and 12% in 1993 and 1992, of SBC's consolidated revenues were from services provided to AT&T. No other customer accounted for more than 10% of consolidated revenues.

COMPETITION

     Telecommunications

Information relating to competition in the telecommunications industry is contained in the registrant's annual report to shareowners for 1994 under the heading "Competition" on page 28, and is incorporated herein by reference pursuant to General Instruction G(2).

     International

Most major and several minor cable operators in the United Kingdom have begun to offer both cable television and local exchange services in selected franchise service areas. The United Kingdom's domestic telephone companies are restricted from offering video entertainment over their networks until 1998. In addition to cable, viewers in the United Kingdom may select television programming from four television stations which are broadcast free, or may subscribe to programming directly from satellite broadcasting services.

     Directory Advertising and Publishing

Yellow Pages faces competition from numerous directory publishing companies as well as other advertising media. There are 51 other directory publishers in the five-state area producing yellow page directories.

     Customer Premises Equipment and Other Equipment Sales

Telecom faces significant price competition from numerous companies in both its Business Systems division and Original Equipment division.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research activities is conducted at Bell Communications Research, Inc.
(Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. Bellcore is the central point of contact for coordinating the Federal government's telecommunications requirements on national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern Bell
Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and assessment services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1994, SBC and its subsidiaries employed 58,750 persons. Approximately 66% of the employees are represented by the Communications Workers of America (CWA). Effective in August 1992, a three-year contract was negotiated between the CWA and the Telephone Company. Effective in December 1992, a three-year contract was negotiated between the CWA and Yellow Pages. These contracts will be subject to renegotiation in mid 1995. Effective February 1994, a three-year contract was negotiated between the CWA and Telecom. The CWA also represents a minor number of employees in other subsidiaries of SBC.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1994, 91% of the property, plant and equipment of SBC was owned by the Telephone Company. Network access lines represented 45% of the Telephone Company's investment in telephone plant; central office equipment represented 37%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.



EXECUTIVE OFFICERS
OF THE REGISTRANT

      Name       Age               Position                Held
                                                           Since

Edward E.        53   Chairman and Chief Executive         1-90
Whitacre Jr.          Officer

James R. Adams   55   Group President                      7-92

Royce S.         56   President and Chief Executive        4-94
Caldwell              Officer of Southwestern Bell
                      Telephone Company

Cassandra C.     50   Senior Vice President - Human        5-94
Carr                  Resources

Robert A.        51   Senior Vice President - Corporate    5-94
Dickemper             Communications

William E.       56   Senior Executive Vice President -    7-93
Dreyer                External Affairs

James D. Ellis   51   Senior Executive Vice President      3-89
                      and General Counsel

Charles E.       58   Group President                      10-90
Foster

James S. Kahan   47   Senior Vice President - Strategic    7-93
                      Planning and Corporate Development

Donald E.        54   Senior Vice President, Treasurer     7-93
Kiernan                 and Chief Financial Officer


All of the above Executive Officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years, except for Messrs. Kiernan and Kahan who have held such high-level managerial positions since May 1990 and January 1992, respectively. Prior to their appointments as Executive Officers, Mr. Kiernan was a partner with Ernst & Young and Mr. Kahan held responsible managerial positions with SBC. Executive Officers are not appointed to a fixed term of office but hold office until their successors are elected and qualified.

                                PART II

ITEMS 5 THROUGH 8.

The information required by these Items is included in the "1994 Financial Highlights - Number of shareowners" line on page 1, page 22 through page 45 and in the "Stock Data" section on the back cover of the registrant's annual report to shareowners for the fiscal year ended December 31, 1994. Such information is appended hereto as
Exhibit 13 and is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The other information required by these Items is included in the registrant's definitive proxy statement, dated March 14, 1995, from page 4 through page 7 and beginning with the last paragraph on page 13 through page 20 and is incorporated herein by reference pursuant to General Instruction G(3).

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  Documents filed as a part of the report:
                                                     Page
 (1) Report of Independent Auditors                     *
      Financial Statements covered by Report
      of Independent Auditors:

       Consolidated Statements of Income                *
       Consolidated Balance Sheets                      *
       Consolidated Statements of Cash Flows            *
       Consolidated Statements of Shareowners' Equity   *
       Notes to Consolidated Financial Statements       *


    * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1994. (See Part II.)


Page
 (2)    Financial Statement Schedules Covered by Report of Independent
        Auditors:

       VIII - Valuation and Qualifying Accounts


   Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

   (3) Exhibits:

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

        Exhibit
        Number

          3-a Restated Certificate of Incorporation, of Southwestern Bell Corporation, dated June 6, 1988. (Exhibit 3-a to Form 8-A/A, dated June 22, 1994, File 1-8610.)

          3-b Bylaws of Southwestern Bell Corporation, dated June 28, 1991. (Exhibit 3-b to Form 10-Q for the second quarter 1991, File 1-8610.)

          4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          4-b  Support Agreement dated November 10, 1986, between
          Southwestern Bell Corporation and Southwestern Bell Capital Corporation. (Exhibit 4-b to Registration Statement
          No. 33-11669.)

          4-c Form of Rights Agreement, dated as of January 27, 1989, between Southwestern Bell Corporation and American
          Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate.
          (Exhibit 4-a to Form 8-A dated February 9, 1989, File 1-
          8610.)

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

          4-f Second Amendment of Rights Agreement, dated June 15, 1994, between Southwestern Bell Corporation and The Bank of New York, as successor Rights Agent. (Exhibit 4-e to
          Form 8-A/A, dated June  22, 1994, File 1-8610.)

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

          10-e Southwestern Bell Corporation Senior Management Deferred Compensation Plan (effective for Units of Participation
          Having a Unit Start Date Prior to January 1, 1988), revised July 30, 1993. (Exhibit 10.5 to Registration Statement
          No. 33-54795, File 1-8610.)

          10-f Southwestern Bell Corporation Senior Management Deferred Compensation Plan of 1988 (effective for Units of Partici pation Having a Unit Start Date of January 1, 1988 or later), revised July 30, 1993. (Exhibit 10.6 to
          Registration Statement No. 33-54795, File 1-8610.)

          10-g Southwestern Bell Corporation Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986, File 1-8610.)

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

          10-m Form of Southwestern Bell Corporation Change of Control Severance Agreements for all Officers of the Corporation and certain Officers of the Corporation's subsidiaries.
          (Exhibit 10-p to Form 10-K for 1988, File 18610.)

          10-n Southwestern Bell Corporation Stock Savings Plan, revised effective February 1, 1994. (Appendix A to
          Definitive Proxy Statement dated March 18, 1994, File 1-
          8610.)

          10-o Southwestern Bell Corporation 1992 Stock Option Plan, revised effective December 1, 1993. (Exhibit 10.15 to
          Registration Statement No. 33-54795, File 1-8610.)

          10-p Southwestern Bell Corporation Key Executive Officer Short Term Incentive Plan. (Appendix B to Definitive Proxy Statement dated March 18, 1994, File 1-8610.)

          10-q Southwestern Bell Corporation Restricted Stock Plan for Non-Employee Directors. (Exhibit 10.17 to Registration
          Statement No. 33-54795, File 1-8610.)

          10-r Southwestern Bell Corporation Officer Retirement Savings Plan. (Exhibit 10.18 to Registration Statement No. 33-
          54795, File 1-8610.)

          12  Computation of Ratios of Earnings to Fixed Charges.

          13 Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1994. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

          21  Subsidiaries of Southwestern Bell Corporation.

          23  Consent of Ernst & Young LLP.

          24  Powers of Attorney.

          27  Financial Data Schedule.

          99-a Annual Report on Form 11-K for the Southwestern Bell Corporation Savings Plan for the year 1994 to be filed under Form 10-K/A.

          99-b Annual Report on Form 11-K for the Southwestern Bell Corporation Savings and Security Plan for the year 1994 to be filed under Form 10-K/A.

Southwestern Bell Corporation will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. Southwestern Bell Corporation will furnish any other exhibit at cost.

(b)       Reports on Form 8-K:

   No report on Form 8-K was filed by the Registrant during the last quarter of the year covered by this report.





                                 SOUTHWESTERN BELL CORPORATION
                                       Schedule VIII - Sheet 1
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                  Allowance for Uncollectibles
                                      Dollars in Millions



             COL. A                  COL. B    -----COL. C------         COL. D        COL. E
                                                Additions
                                                   (1)         (2)
                                   Balance at    Charged     Charged                   Balance
           Description             Beginning    to Costs     to Other   Deductions    at End of
                                   of Period       and       Accounts    -Note (b)      Period
                                                Expenses    -Note (a)
Year 1994                           $ 111.2       165.9        41.2        187.9       $ 130.4
Year 1993                           $   95.5      149.9        35.2        169.4       $ 111.2
Year 1992                           $   82.3      134.9        36.5        158.2       $  95.5









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



                                 SOUTHWESTERN BELL CORPORATION
                                        Schedule VIII - Sheet 2
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            Accumulated Amortization of Intangibles
                                      Dollars in Millions



             COL. A                  COL. B     ---COL. C-------         COL. D         COL. E
                                                Additions
                                                   (1)         (2)
                                   Balance at                                           Balance
           Description             Beginning                 Charged     Deductions    at End of
                                   of Period     Charged     to Other                   Period
                                               to Expense    Accounts
Year 1994                           $ 368.2    96.6             -         37.2           $ 427.6
Year 1993                           $ 443.6   100.1            .7        176.2 (a)       $ 368.2
Year 1992                           $ 366.0    80.1            -           2.5           $ 443.6












(a)Primarily related to the disposition of Metromedia Paging Services, Inc.





                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1995.

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

Principal Executive Officer:
   Edward E. Whitacre Jr.*
   Chairman and
   Chief Executive Officer

Principal Financial and
 Accounting Officer:
   Donald E. Kiernan
   Senior Vice President, Treasurer
   and Chief Financial Officer


                                /s/ Donald E. Kiernan
Directors:                      (Donald E. Kiernan, as attorney-in-fact
                                and on his own behalf as Principal
Edward E. Whitacre Jr.*         Financial Officer and Principal
Clarence C. Barksdale*          Accounting Officer)
James E. Barnes*
Jack S. Blanton*
August A. Busch III*                     March 14, 1995
Ruben R. Cardenas*
Martin K. Eby, Jr.*
Tom C. Frost*
Jess Hay*
B. R. Inman*
Charles F. Knight*
Sybil C. Mobley*
Haskell M. Monroe, Jr.*
Carlos Slim Helu*
Patricia P. Upton *

* by power of attorney


                         EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto.

        Exhibit
        Number

          3-a Restated Certificate of Incorporation, of Southwestern Bell Corporation, dated June 6, 1988. (Exhibit 3-a to
          Form 8-A/A, dated June 22, 1994, File 1-8610.)

          3-b Bylaws of Southwestern Bell Corporation, dated June 28, 1991. (Exhibit 3-b to Form 10-Q for the second quarter 1991, File 1-8610.)

          4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          4-b  Support Agreement dated November 10, 1986, between
          Southwestern Bell Corporation and Southwestern Bell Capital Corporation. (Exhibit 4-b to Registration Statement
          No. 33-11669.)

          4-c Form of Rights Agreement, dated as of January 27, 1989, between Southwestern Bell Corporation and American
          Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate.
          (Exhibit 4-a to Form 8-A dated February 9, 1989, File 1-
          8610.)

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

          4-f Second Amendment of Rights Agreement, dated June 15, 1994, between Southwestern Bell Corporation and The Bank of New York, as successor Rights Agent. (Exhibit 4-e to
          Form 8-A/A, dated June 22, 1994, file 1-8610.)

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

          10-e Southwestern Bell Corporation Senior Management Deferred Compensation Plan (effective for Units of Participation
          Having a Unit Start Date Prior to January 1, 1988), revised July 30, 1993. (Exhibit 10.5 to Registration Statement
          No. 33-54795, File 1-8610.)

          10-f Southwestern Bell Corporation Senior Management Deferred Compensation Plan of 1988 (effective for Units of Partici pation Having a Unit Start Date of January 1, 1988 or later), revised July 30, 1993. (Exhibit 10.6 to
          Registration Statement No 33-54795, File 1-8610.)

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

          10-n Southwestern Bell Corporation Stock Savings Plan, revised effective February 1, 1994. (Appendix A to
          Definitive Proxy Statement dated March 18, 1994, File 1-
          8610.)

          10-o Southwestern Bell Corporation 1992 Stock Option Plan, revised effective December 1, 1993. (Exhibit 10.15 to
          Registration Statement No. 33-54795, File 1-8610.)

          10-p Southwestern Bell Corporation Key Executive Officer Short Term Incentive Plan. (Appendix B to Definitive Proxy Statement dated March 18, 1994, File 1-8610.)

          10-q Southwestern Bell Corporation Restricted Stock Plan for Non-Employee Directors. (Exhibit 10.17 to Registration
          Statement No. 33-54795, File 1-8610.)

          10-r Southwestern Bell Corporation Officer Retirement Savings Plan. (Exhibit 10.18 to Registration Statement No. 33-
          54795, File 1-8610.)

          12  Computation of Ratios of Earnings to Fixed Charges.

          13 Portions of Southwestern Bell Corporation's annual report to shareowners for the fiscal year ended December 31, 1994. Only the information incorporated by reference into this Form 10-K is included in this exhibit.

          21  Subsidiaries of Southwestern Bell Corporation.

          23  Consent of Ernst & Young LLP.

          24  Powers of Attorney.

          27  Financial Data Schedule.

          99-a Annual Report on Form 11-K for the Southwestern Bell Corporation Savings Plan for the year 1994 to be filed under Form 10-K/A.

          99-b Annual Report on Form 11-K for the Southwestern Bell Corporation Savings and Security Plan for the year 1994 to be filed under Form 10-K/A.