Form 10-Q
period 1995-03-31
SBC COMMUNICATIONS INC
filed 1995-05-09
CIK 732717

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

  X            Quarterly Report Pursuant to Section 13
                    or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended March 31, 1995

                               or

      ___         Transition Report Pursuant to Section 13 or
                          15(d) of the
                 Securities Exchange Act of 1934

             For the transition period from       to

                  Commission File Number 1-8610

                     SBC COMMUNICATIONS INC.
        (formerly known as Southwestern Bell Corporation)

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

At April 28, 1995,  607,746,811 common shares were outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                                Three months ended
                                                     March 31,
                                                  1995       1994
Operating Revenues
Local service                                $ 1,539.9  $ 1,364.2
Network access                                   743.3      681.5
Long-distance service                            210.2      223.6
Directory advertising                            115.0      119.5
Other                                            269.3      257.4
Total operating revenues                       2,877.7    2,646.2

Operating Expenses
Cost of services and products                    867.5      839.5
Selling, general and administrative              758.7      716.3
Depreciation and amortization                    532.2      492.0
Total operating expenses                       2,158.4    2,047.8
Operating Income                                 719.3      598.4

Other Income (Expense)
Interest expense                                (133.8)    (115.5)
Equity in net income of affiliates                 4.5       70.0
Other expense - net                               (5.8)     (13.9)
Total other income (expense)                     (135.1)    (59.4)

Income Before Income Taxes                       584.2      539.0

Income Taxes
Federal                                          170.7      159.0
State and local                                   18.3       22.3
Total income taxes                               189.0      181.3

Net Income                                    $  395.2   $  357.7


Earnings Per Common Share                     $   0.65   $   0.59

Weighted Average Number of Common
  Shares Outstanding (in millions)               607.5      601.8

Dividends Declared Per Common Share           $ 0.4125   $ 0.3950

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                              March 31,    December 31,
                                                                   1995            1994
                                                            (Unaudited)

Assets
Current Assets
Cash and cash equivalents                                     $   517.3      $    364.6
Accounts receivable - net of allowances for uncollectibles
 of $122.1 and $130.4                                           2,047.2         2,204.6
Material and supplies                                             140.0           141.8
Prepaid expenses                                                  217.6           162.0
Deferred charges                                                  258.0           240.1
Deferred income taxes                                             177.1           180.7
Other                                                             155.2           199.5
Total current assets                                            3,512.4         3,493.3
Property, Plant and Equipment - at cost                        29,566.2        29,256.4
  Less: Accumulated depreciation and amortization              12,269.6        11,939.8
Property, Plant and Equipment - Net                            17,296.6        17,316.6
Intangible Assets - Net of Accumulated Amortization of
 $458.0 and $427.6                                              2,639.3         2,648.9
Investments in Equity Affiliates                                1,841.9         1,748.0
Other Assets                                                      788.0           798.5
Total Assets                                                  $26,078.2      $ 26,005.3

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                                 $ 2,311.0      $  1,668.6
Accounts payable and accrued liabilities                        2,913.8         3,281.4
Dividends payable                                                 250.7           240.8
Total current liabilities                                       5,475.5         5,190.8
Long-Term Debt                                                  5,559.5         5,848.3

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                           2,317.4         2,319.7
Postemployment benefit obligation                               2,580.0         2,707.2
Unamortized investment tax credits                                357.8           369.8
Other noncurrent liabilities                                    1,498.9         1,213.9
Total deferred credits and other noncurrent liabilities         6,754.1         6,610.6

Shareowners' Equity
Common shares issued ($1 par value)                               620.5           620.5
Capital in excess of par value                                  6,287.3         6,286.1
Retained earnings                                               2,740.8         2,593.5
Guaranteed obligations of employee stock ownership plans         (302.5)         (314.7)
Foreign currency translation adjustment                          (532.6)         (366.5)
Treasury shares (at cost)                                        (524.4)         (463.3)
Total shareowners' equity                                       8,289.1         8,355.6
Total Liabilities and Shareowners' Equity                     $26,078.2      $ 26,005.3

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                                    Three months ended
                                                                         March 31,
                                                                    1995           1994
Operating Activities
Net income                                                    $    395.2     $    357.7
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                   532.2          492.0
   Undistributed earnings from investments in equity
    affiliates                                                      (4.4)         (69.1)
   Provision for uncollectible accounts                             32.2           27.8
   Amortization of investment tax credits                          (12.0)         (14.9)
   Pensions and other postemployment benefits                     (100.6)         (47.8)
   Deferred income tax expense                                      41.3           50.8
   Other - net                                                    (235.0)        (289.2)
Total adjustments                                                  253.7          149.6
Net Cash Provided by Operating Activities                          648.9          507.3

Investing Activities
Construction and capital expenditures                             (460.3)        (478.6)
Investments in affiliates                                          (72.3)           -
Purchase of short-term investments                                 (98.0)         (60.7)
Proceeds from short-term investments                               122.8          121.0
Acquisitions                                                      (360.9)        (563.8)
Net Cash Used in Investing Activities                             (868.7)        (982.1)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                599.7          502.4
Repayment of other short-term borrowings                             -             (5.0)
Issuance of long-term debt                                          92.2           51.5
Repayment of long-term debt                                        (15.7)         (93.0)
Issuance of common shares                                            -             11.1
Purchase of treasury shares                                       (105.8)         (43.3)
Issuance of treasury shares                                         16.5           10.0
Dividends paid                                                    (214.4)        (202.4)
Net Cash Provided by Financing Activities                          372.5          231.3
Net increase (decrease) in cash and cash equivalents               152.7         (243.5)
Cash and cash equivalents beginning of year                        364.6          618.4
Cash and Cash Equivalents End of Period                       $    517.3     $    374.9

Cash paid during the three months ended March 31 for:
     Interest                                                 $    140.8     $    124.4
     Income taxes                                             $    320.9     $    332.4

See Notes to Consolidated Financial Statements.






SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                        Guaranteed
                                                                        Obligations    Foreign
                                                  Capital in            of Employee    Currency
                                          Common  Excess of   Retained  Stock Owner-  Translation  Treasury
                                          Shares  Par Value   Earnings  ship Plans    Adjustment    Shares
Balance, December 31, 1993                $ 602.7  $ 5,577.0  $ 1,891.4  $  (352.9)    $  (40.2)  $ (109.6)
Net income                                    -          -        357.7        -            -          -
Dividends to shareowners                      -          -       (238.4)       -            -          -
Reduction of debt associated with
   Employee Stock Ownership Plans             -          -          -         11.5          -          -
Foreign currency translation adjustment       -          -          -          -            1.4        -
Issuance of common shares:
   Dividend Reinvestment Plan                 0.9       35.1        -          -            -          -
Purchase of treasury shares                   -          -          -          -            -        (43.4)
Issuance of treasury shares                   -          4.6        -          -            -         88.4
Other                                         -          -          1.6        -            -          -
Balance, March 31, 1994                   $ 603.6  $ 5,616.7  $ 2,012.3  $  (341.4)    $  (38.8)  $  (64.6)


Balance, December 31, 1994                $ 620.5  $ 6,286.1  $ 2,593.5  $  (314.7)    $ (366.5)  $ (463.3)
Net income                                    -          -        395.2        -            -          -
Dividends to shareowners                      -          -       (250.0)       -            -          -
Reduction of debt associated with
   Employee Stock Ownership Plans             -          -          -         12.2          -          -
Foreign currency translation adjustment       -          -          -          -         (166.1)       -
Purchase of treasury shares                   -          -          -          -            -       (105.8)
Issuance of treasury shares:
   Dividend Reinvestment Plan                 -          2.5        -          -            -         29.3
   Other                                      -         (1.3)       -          -            -         15.4
Other                                         -          -          2.1        -            -          -
Balance, March 31, 1995                   $ 620.5  $ 6,287.3  $ 2,740.8  $  (302.5)    $ (532.6)  $ (524.4)

See Notes to Consolidated Financial Statements.

                                             * * * *

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:               1995       1994

 Return on weighted average shareowners' equity # . . . .     18.88%     18.34%
 Debt ratio # . . . . . . . . . . . . . . . . . . . . . . . . 48.70%     48.31%
 Network access lines in service (000) #  . . . . . . . . . . 13,794     13,313
 Access minutes of use (000,000). . . . . . . . . . . . . .   12,678     11,423
 Long-distance messages billed (000) #. . . . . . . . . . .  243,792    248,919
 Cellular customers (000) # . . . . . . . . . . . . . . . .    3,092      2,210
 Number of employees. . . . . . . . . . . . . . . . . . . .   58,380     59,040

# 1994 amounts have been restated to conform to the current year's classifications.


SBC COMMUNICATIONS INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - The consolidated financial statements have been prepared by SBC Communications Inc.
  (SBC), formerly known as Southwestern Bell Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission
  (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1994 Annual Report to Shareowners.

2. CONSOLIDATION - The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. Southwestern Bell Telephone Company (Telephone Company) is SBC's largest subsidiary. All significant intercompany transactions are eliminated in the consolidation process. Investments in companies in which SBC owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.


SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

SBC Communications Inc. (SBC) reported net income of $395.2, or $.65 per share, for the first quarter of 1995. Financial results for the first quarters of 1995 and 1994 are summarized as follows:

                                    First quarter        Percent
                                                         change

                                                           1995 vs.
                                    1995      1994          1994
Operating revenues              $ 2,877.7   $ 2,646.2      8.7%
Operating expenses              $ 2,158.4   $ 2,047.8      5.4%
Net income                        $ 395.2     $ 357.7     10.5%

The primary factors contributing to the increase in net income during the first quarter were growth in demand for services and products at Southwestern Bell Telephone Company (Telephone Company) and Southwestern Bell Mobile Systems (Mobile Systems). Results for 1995 also reflect the effects of the recent decline in value of the Mexican peso on SBC's equity affiliate, Telefonos de Mexico, S.A. de C.V. (Telmex).

SBC's operating revenues in the first quarter of 1995 increased
$231.5, or 8.7%, over the first quarter of 1994. Components of operating revenues for the first quarters of 1995 and 1994 are as follows:

                                    First quarter        Percent
                                                        change

                                                          1995 vs.
                                   1995       1994         1994
Local service
   Landline                    $ 1,037.2   $ 991.5        4.6%
   Wireless                      502.7       372.7        34.9
Network access
   Interstate                    497.4       454.9        9.3
   Intrastate                    245.9       226.6        8.5
Long-distance service            210.2       223.6        (6.0)
Directory advertising            115.0       119.5        (3.8)
Other                            269.3       257.4        4.6
     Total                     $ 2,877.7   $ 2,646.2      8.7%

     Landline local service revenues increased in the first quarter of 1995 due primarily to increases in demand, including 3.6% growth in the number of access lines since March 31, 1994. This increase was partially offset by accruals for potential revenue sharing in Texas.

     Wireless local service revenues increased in the first quarter of 1995 due primarily to a 39.9% increase in cellular customers since March 31, 1994 (31.3% increase excluding acquisitions), offset partially by a decline in average revenue per customer.

     Interstate network access revenues increased in the first quarter of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base.

     Intrastate network access revenues increased in the first quarter of 1995 due primarily to increases in demand, partially offset by accruals for potential revenue sharing in Texas.

     Long-distance service revenues decreased in the first quarter of 1995 due to competition related decreases in residential message volumes.

     Other operating revenues increased in the first quarter of 1995 due to increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment, partially offset by a decrease in equipment sales revenues at Mobile
     Systems.

SBC's operating expenses in the first quarter of 1995 increased
$110.6, or 5.4%, over the first quarter of 1994. Components of operating expenses for the first quarters of 1995 and 1994 are as follows:

                                    First quarter      Percent
                                                       change

                                                             1995 vs.
                                      1995       1994         1994
Cost of services and products     $ 867.5     $ 839.5         3.3%
Selling, general and                758.7       716.3         5.9
administrative
Depreciation and amortization       532.2       492.0         8.2
  Total                         $ 2,158.4   $ 2,047.8       5.4%

     Cost of services and products increased for the first quarter of 1995 due to increased demand for cellular services, demand related increases for enhanced services at the Telephone Company and annual compensation increases. These increases were partially offset by the absence of expenses associated with United Kingdom cable television operations, which were changed to the equity method of accounting in the fourth quarter of 1994, and a decrease in switching system software license fees at the Telephone Company.

     Selling, general and administrative expenses increased in the first quarter of 1995 due to growth in cellular operations, higher benefit expenses and increased advertising.

     Depreciation and amortization increased in the first quarter of 1995 due primarily to a growth in plant level and changes in plant composition, primarily at Mobile Systems and the Telephone Company, and, to a lesser extent, the estimated effect of depreciation represcription expected to be granted to the Telephone Company later this year which would be retroactive to January 1, 1995.

Interest expense increased $18.3, or 15.8%, in the first quarter of 1995 due primarily to debt issued for acquisitions in France and Chile and growth and acquisitions at Mobile Systems.

Equity in net income of affiliates decreased $65.5 in the first quarter of 1995 primarily due to the effects of the decline in the value of the Mexican peso on SBC's earnings from its investment in Telmex. Earnings decreased equally from exchange losses on Telmex's non-peso denominated debt and reductions in the translated amount of U.S. dollar earnings from Telmex's operations. SBC's investment in Telmex is recorded under U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Absent any further changes in the value of the peso during the remainder of 1995, it is anticipated that SBC's earnings from Telmex in 1995 will decline from 1994 levels due to the decline in the peso's value compared to 1994.

Also contributing to the decrease between years is the inclusion in 1995 of United Kingdom cable operations, which were changed to the equity method of accounting in the fourth quarter of 1994 due to decreased ownership percentage, and the investments in France and Chile made in late 1994 and early 1995, respectively.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

Federal Regulatory Developments

The Telephone Company has operated under price cap regulation since 1991. Under this system, prices charged by local exchange carriers
(LEC) for interstate access services are subject to a cap which is adjusted annually for inflation, a productivity offset and certain other cost changes. The productivity offset is a fixed percentage offset to prices, intended to reflect the effects of increased productivity. Under the original plan, a productivity offset of either 3.3% or 4.3% was elected annually by each LEC. Since 1991, the Telephone Company has elected the 3.3% productivity offset, which requires no sharing of profits up to a 12.25% rate of return on investment, 50% sharing of profits over 12.25% and 100% sharing over 16.25%.

In 1994, the Federal Communications Commission (FCC) initiated a review of the existing price cap plan. As a result, in March 1995 the FCC adopted revised price cap rules which become effective August 1, 1995. The rules require an initial reduction in price caps at a level based on each LEC's previous selection of productivity offsets. This would represent a 2.8% initial reduction in price caps for the Telephone Company. In addition, the new rules give LECs three productivity/sharing options: (1) 4.0% productivity offset with 50% sharing of profits above 12.25%, and 100% sharing of profits over 13.25%; (2) 4.7% productivity offset with 50% sharing of profits over 12.25% and 100% sharing of profits over 16.25%; and (3) 5.3% productivity offset with no sharing. The Telephone Company intends to elect the 5.3% productivity offset, no-sharing option. Other changes include the adoption of additional pricing flexibility for certain services, and a revision to exogenous rules to exclude accounting changes with no cash flow effects, including Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The total effect of these changes in price-cap regulation is expected to result in an annualized reduction in interstate access revenues of approximately $150.

The plan described above is an interim measure, as the FCC has indicated that the rules will be revised again in 1996. The FCC is expected to conduct further proceedings to address various pricing and productivity issues, and to perform a broader review of how price cap regulation fits in a competitive environment. The Telephone Company intends to appeal the revised price cap rules.

Competitive Environment

Pending Legislation

During the first quarter of 1995, legislation was introduced at the federal and state levels which addresses various aspects of competition within, and regulation of, the telecommunications industry. Significant features of the bills, all of which are currently pending, are discussed below.

Several bills have been introduced in the U.S. Congress which could significantly affect SBC. Among other things, these bills would, to differing degrees, define the conditions under which SBC could offer interLATA long-distance service. Some of these bills would require the Telephone Company to comply with certain terms and conditions intended to promote local exchange competition before providing relief from the long-distance restrictions. The number of potential bills makes it impossible for management to predict what form final legislation, if any, will take.

In Texas, House Bill 2128 would allow the Telephone Company to elect to move from rate-of-return regulation to price regulation, which includes pricing flexibility and elimination of earnings sharing. In addition, the Telephone Company would commit to a $1.1 billion infrastructure investment over a six year period. The bill would also establish a transition to local exchange competition by allowing multiple providers of local exchange services. Access rates and intraLATA toll rates would be reduced but the revenue streams historically used to offset the cost of providing service to all points within the service area (known as universal service) would be replaced by a fund contributed to by all providers. The Telephone Company would remain the default carrier of intraLATA "1 plus" traffic until SBC is allowed to carry interLATA long-distance. The Texas Senate is currently considering similar legislation.

All of the pending legislation described above is subject to change. At this time it is not known whether or in what form any of the above legislation might be enacted.

Judicial Matters

In 1994, SBC filed a lawsuit in the United States District Court in Dallas (Court), seeking to overturn provisions of the Cable Communications Policy Act of 1984, in order to provide cable television service in the Telephone Company's five-state area. In March 1995, the Court ruled in favor of SBC. SBC plans to offer interactive and cable television programming in 1996 on a test basis as part of a broadband market trial in Richardson, Texas. Alternatives for offering such services in other markets within the five-state area are being evaluated in connection with the Richardson trial.

In connection with the divestiture of SBC and the other Regional Holding Companies (RHCs) from AT&T, ordered by the United States District Court for the District of Columbia (District Court), SBC was prohibited from providing interexchange services, among other things. In April 1995, the District Court ruled that the RHCs may offer long-distance services to their cellular customers through resale arrangements with interexchange carriers, subject to certain conditions. Various parties, including SBC, have filed notices of appeal to this order. SBC is presently evaluating its options for offering these services.

Also in April 1995, SBC joined with Bell Atlantic Corporation, BellSouth Corporation, the U.S. Telephone Association and two other telephone industry groups in filing a lawsuit against the FCC and the United States Attorney General. The lawsuit, filed in the United States District Court in Alexandria, Virginia, challenges the FCC's announced intention to require telephone companies to file applications with the FCC before they acquire or operate cable systems in their telephone service area. SBC is unable to predict the outcome of this proceeding.

Other Business Matters

Pending Litigation

In March 1995, the Telephone Company reached a preliminary settlement with the municipalities involved in the class action case City of Port Arthur, et al., v. Southwestern Bell Telephone Company, et al. which is further described in SBC's 1994 Annual Report to Shareowners in the "Other Business Matters" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". The settlement has been approved by the court, subject to ratification by July 1995 by the municipalities involved. If ratified, the settlement will not materially affect SBC's results of operations.

Personal Communications Services (PCS) Licenses

The FCC auction for PCS licenses concluded in March 1995, with SBC being granted licenses in Memphis, Little Rock and Tulsa for approximately $73. These licenses complement existing cellular territories.

Dispositions

As part of the strategic alliance discussed in SBC's 1994 Annual
Report to Shareowners, Compagne Generale des Eaux (CGE) invested $247 in March 1995 for an effective 10% interest in SBC's Washington, D.C.
- - Baltimore wireless operations.

Name Change

On April 28, 1995, SBC filed an amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware reflecting the change in name from Southwestern Bell Corporation to SBC
Communications Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1995, as in 1994, SBC's primary source of funds continued to be cash provided by operating activities. Other sources of cash used for 1995 acquisitions and affiliate investments included proceeds from the issuance of short-term debt and sales of short-term investments.

SBC had $517.3 of cash and cash equivalents available at March 31, 1995. SBC has entered into agreements with several banks for lines of credit totaling $1,020.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of March 31, 1995. Commercial paper borrowings as of March 31, 1995 totaled $1,948.2.


SBC COMMUNICATIONS INC.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 3    Restated Certificate of Incorporation of SBC
                  Communications Inc., filed with the
                  Secretary of State of Delaware on April 28, 1995.

     Exhibit 12  Computation of Ratios of Earnings to Fixed
                 Charges.

     Exhibit 27  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter ended March 31, 1995.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SBC Communications Inc.




May 9, 1995                        /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                      and Chief Financial Officer