Form 10-K405/A
period 1994-12-31
SBC COMMUNICATIONS INC
filed 1995-05-26
CIK 732717

FORM 10-K/A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
(Mark One)

    X     Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 (Fee Required)

              For the fiscal year ended December 31, 1994

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
                     Telephone Number 210-821-4105

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1994 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99.a  Annual Report on Form 11-K for the Southwestern
                  Bell Corporation Savings Plan for the year 1994.

(2) Exhibit 99.b  Annual Report on Form 11-K for the Southwestern
                  Bell Corporation Savings and Security Plan for the year
                  1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May, 1995.

                              SBC COMMUNICATIONS INC.

                              by /s/ Liam S. Coonan
                                  Liam S. Coonan
                                  Senior Vice President and
                                  Assistant General Counsel
May 25, 1995