Form 10-Q
period 1995-06-30
SBC COMMUNICATIONS INC
filed 1995-08-08
CIK 732717

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



   (Mark One)

   X  Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended June 30, 1995

                               or

  _  Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

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

At July 31, 1995, 609,372,964 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                   Three months ended     Six months ended
                                        June 30,              June 30,
                                      1995     1994         1995     1994
Operating Revenues
Local service                     $ 1,625.0 $ 1,435.1   $ 3,164.9 $ 2,799.3
Network access                        766.6     705.7     1,509.9   1,387.2
Long-distance service                 208.8     229.7       419.0     453.3
Directory advertising                 118.6     123.3       233.6     242.8
Other                                 269.7     270.8       539.0     528.2
Total operating revenues            2,988.7   2,764.6     5,866.4   5,410.8

Operating Expenses
Cost of services and products         881.8     867.0      1,749.3  1,706.5
Selling, general and administrative   805.3     739.3      1,564.0  1,455.6
Depreciation and amortization         539.3     504.5      1,071.5    996.5
Total operating expenses            2,226.4   2,110.8      4,384.8  4,158.6
Operating Income                      762.3     653.8      1,481.6  1,252.2

Other Income (Expense)
Interest expense                     (126.2)   (117.2)      (260.0)  (232.7)
Equity in net income of affiliates     43.1      67.4         47.6    137.4
Other expense - net                   (11.0)    (17.8)       (16.8)   (31.7)
Total other income (expense)          (94.1)    (67.6)      (229.2)  (127.0)

Income Before Income Taxes            668.2     586.2      1,252.4  1,125.2

Income Taxes
Federal                               200.1     175.8        370.8    334.8
State and local                        26.1      24.9         44.4     47.2
Total income taxes                    226.2     200.7        415.2    382.0

Net Income                          $ 442.0   $ 385.5      $ 837.2  $ 743.2


Earnings Per Common Share           $  0.73   $  0.64      $  1.38  $  1.24

Weighted Average Number of Common
  Shares Outstanding (in millions)    608.2     601.3        607.9    601.6

Dividends Declared Per Common      $ 0.4125  $ 0.3950     $ 0.8250 $ 0.7900
  Share

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                                June 30,     December 31,
                                                                   1995             1994
                                                             (Unaudited)
Assets
Current Assets
Cash and cash equivalents                                     $   647.3      $    364.6
Accounts receivable - net of allowances for uncollectibles of
 $118.3 and $130.4                                              2,035.7         2,204.6
Material and supplies                                             152.6           141.8
Prepaid expenses                                                  181.6           162.0
Deferred charges                                                  255.0           240.1
Deferred income taxes                                             178.2           180.7
Other                                                             251.7           199.5
Total current assets                                            3,702.1         3,493.3
Property, Plant and Equipment - at cost                        29,891.9        29,256.4
  Less: Accumulated depreciation and amortization              12,520.0        11,939.8
Property, Plant and Equipment - Net                            17,371.9        17,316.6
Intangible Assets - Net of Accumulated Amortization of
 $488.7 and $427.6                                              2,685.9         2,648.9
Investments in Equity Affiliates                                2,024.0         1,748.0
Other Assets                                                      747.3           798.5
Total Assets                                                  $26,531.2      $ 26,005.3

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                                 $ 1,952.3      $  1,668.6
Accounts payable and accrued liabilities                        3,115.4         3,281.4
Dividends payable                                                 251.0           240.8
Total current liabilities                                       5,318.7         5,190.8
Long-Term Debt                                                  5,679.2         5,848.3

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                           2,426.7         2,319.7
Postemployment benefit obligation                               2,611.7         2,707.2
Unamortized investment tax credits                                345.8           369.8
Other noncurrent liabilities                                    1,506.2         1,213.9
Total deferred credits and other noncurrent liabilities         6,890.4         6,610.6

Shareowners' Equity
Common shares issued ($1 par value)                               620.5           620.5
Capital in excess of par value                                  6,288.1         6,286.1
Retained earnings                                               2,934.3         2,593.5
Guaranteed obligations of employee stock ownership plans         (290.2)         (314.7)
Foreign currency translation adjustment                          (425.4)         (366.5)
Treasury shares (at cost)                                        (484.4)         (463.3)
Total shareowners' equity                                       8,642.9         8,355.6
Total Liabilities and Shareowners' Equity                     $26,531.2      $ 26,005.3

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                         Six months ended
                                                              June 30,
                                                         1995           1994
Operating Activities
Net income                                         $    837.2     $    743.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                      1,071.5          996.5
   Undistributed earnings from investments
    in equity affiliates                                 (7.7)         (88.8)
   Provision for uncollectible accounts                  68.5           60.4
   Amortization of investment tax credits               (24.0)         (29.9)
   Pensions and other postemployment benefits           (50.2)         (27.0)
   Deferred income tax expense                           68.2           65.0
   Other - net                                          (45.8)         (11.6)
Total adjustments                                     1,080.5          964.6
Net Cash Provided by Operating Activities             1,917.7        1,707.8

Investing Activities
Construction and capital expenditures                (1,041.4)      (1,054.0)
Investments in affiliates                               (16.0)           -
Purchase of short-term investments                     (200.3)         (78.1)
Proceeds from short-term investments                    134.8          191.2
Acquisitions                                           (434.4)        (773.9)
Net Cash Used in Investing Activities                (1,557.3)      (1,714.8)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                      25.0          620.1
Issuance of other short-term borrowings                  60.0            7.5
Repayment of other short-term borrowings                  -             (5.0)
Issuance of long-term debt                              408.9          150.7
Repayment of long-term debt                             (60.3)        (403.6)
Issuance of common shares                                 -             20.9
Purchase of treasury shares                            (105.8)        (117.3)
Issuance of treasury shares                              32.9           13.3
Dividends paid                                         (438.4)        (414.0)
Net Cash Used in Financing Activities                   (77.7)        (127.4)
Net increase (decrease) in cash and cash equivalents    282.7         (134.4)
Cash and cash equivalents beginning of year             364.6          618.4
Cash and Cash Equivalents End of Period            $    647.3     $    484.0

Cash paid during the six months ended June 30 for:
     Interest                                      $    262.3     $    250.5
     Income taxes                                  $    403.6     $    425.7

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                          Guaranteed
                                                          Obligations     Foreign
                                     Capital in           of Employee     Currency
                             Common  Excess of   Retained  Stock Owner- Translation Treasury
                             Shares  Par Value   Earnings  ship Plans    Adjustment  Shares
Balance, December 31, 1993  $ 602.7  $ 5,577.0  $ 1,891.4   $ (352.9)   $  (40.2)   $ (109.6)
Net income                      -          -        743.2        -           -          -
Dividends to shareowners                           (475.8)       -           -          -
Reduction of debt associated
 with Employee Stock Ownership
 Plans                          -          -          -         23.2         -          -
Foreign currency translation
 adjustment                     -          -          -          -         (97.3)       -
Issuance of common shares:
  Dividend Reinvestment Plan    1.8       70.1        -          -           -          -
  Other issuances               0.7       26.5        -          -           -          -
Purchase of treasury shares     -          -          -          -           -       (117.6)
Issuance of treasury shares     -          4.1        -          -           -         92.7
Other                           -          -          3.2        -           -          -
Balance, June 30, 1994      $ 605.2  $ 5,677.7  $ 2,162.0   $ (329.7)  $  (137.5)  $ (134.5)


Balance, December 31, 1994  $ 620.5  $ 6,286.1  $ 2,593.5   $ (314.7)  $  (366.5)  $ (463.3)
Net income                      -          -        837.2        -           -          -
Dividends to shareowners        -          -       (501.1)       -           -          -
Reduction of debt associated
 with Employee Stock Ownership
 Plans                          -          -          -         24.5         -          -
 Foreign currency translation
 adjustment                     -          -          -          -         (58.9)       -
Purchase of treasury shares     -          -          -          -           -       (105.8)
Issuance of treasury shares:
  Dividend Reinvestment Plan    -          5.6        -          -           -         58.5
  Other issuances               -         (3.6)       -          -           -         26.2
Other                           -          -          4.7        -           -          -
Balance, June 30, 1995      $ 620.5  $ 6,288.1  $ 2,934.3   $ (290.2)  $  (425.4)  $ (484.4)

See Notes to Consolidated Financial Statements.


                                        *   *   *   *

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:               1995       1994

  Return on weighted average shareowners' equity. . .       19.74%     18.92%
  Debt ratio . . . . . . . . . . . . . . . . . . . . ..     46.89%     47.84%
  Network access lines in service (000) #  . . . . . . .    13,899     13,366
  Access minutes of use (000,000) . . . . . . . . . . .     26,145     23,540
  Long-distance messages billed (000) # . . . . . . . .    497,493    512,100
  Cellular customers (000) # . . . . . . . . . . . . . .     3,243      2,432
  Number of employees   . . . . . . . . . . . . . . . .     58,550     59,360

# 1994 amounts have been revised to reflect the most current information available.



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


SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

SBC Communications Inc. (SBC) reported net income of $442.0, or $.73 per share, for the second quarter of 1995 and net income of $837.2, or $1.38 per share, for the first six months of 1995. Financial results for the second quarters and first six months of 1995 and 1994 are summarized as follows:

                  Second Quarter              Six-Month Period

                                 Percent                           Percent
               1995     1994     Change       1995       1994      Change

Operating   $ 2,988.7  $ 2,764.6   8.1%      $ 5,866.4  $ 5,410.8    8.4%
revenues

Operating   $ 2,226.4  $ 2,110.8   5.5%      $ 4,384.8  $ 4,158.6    5.4%
expenses

Net income  $ 442.0    $ 385.5     14.7%     $ 837.2    $ 743.2      12.6%

The primary factors contributing to the increase in net income during the second quarter and first six months of 1995 were growth in demand for services and products at Southwestern Bell Telephone Company (Telephone Company) and Southwestern Bell Mobile Systems (Mobile Systems). Results for the first six months of 1995 also reflect the effects of the decline in value of the Mexican peso on SBC's earnings from its equity affiliate, Telefonos de Mexico, S.A. de C.V. (Telmex).

SBC's operating revenues in the second quarter and first six months of 1995 increased $224.1, or 8.1%, and $455.6, or 8.4%, over the second quarter and first six months of 1994, respectively. Components of operating revenues for the second quarters and first six months of 1995 and 1994 are as follows:

                    Second Quarter               Six-Month Period

                                   Percent                        Percent
                 1995     1994     Change       1995      1994    Change

Local service
   Landline $ 1,070.5 $ 1,000.8    7.0%     $ 2,107.7  $ 1,992.3    5.8%
   Wireless     554.5    434.3     27.7       1,057.2     807.0      31.0

Network
access
   Interstate   510.8    460.9     10.8       1,008.2     915.8      10.1
   Intrastate   255.8    244.8      4.5         501.7     471.4      6.4

Long-distance   208.8    229.7     (9.1)      419.0       453.3      (7.6)
service

Directory       118.6    123.3     (3.8)      233.6       242.8      (3.8)
advertising

Other           269.7    270.8     (0.4)      539.0       528.2      2.0

   Total    $ 2,988.7 $ 2,764.6     8.1%   $ 5,866.4  $ 5,410.8      8.4%

     Landline local service revenues increased in the second quarter and first six months of 1995 due primarily to increases in demand, including 4.0% growth in the number of access lines since June 30, 1994 and increased demand for enhanced services, including Caller ID.

     Wireless local service revenues increased in the second quarter and first six months of 1995 due primarily to a 33.3% increase in cellular customers since June 30, 1994 (27.0% increase excluding acquisitions), offset partially by a decline in average revenue per customer.

     Interstate network access revenues increased in the second quarter and first six months of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base. Results for the second quarter of 1994 also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues increased in the second quarter and first six months of 1995 due primarily to increases in demand, including usage by alternative intraLATA toll carriers. Revenues for the second quarter of 1994 also include the billing adjustment noted above.

     Long-distance service revenues decreased in the second quarter and first six months of 1995 due to competition related decreases in residential message volumes. Competition from interexchange carriers has continued to increase through advertising and usage of "10xxx" and "1-800" access numbers. The decrease in long-distance service revenues is partially offset by higher access revenues, as discussed above.

     Other operating revenues were flat in the second quarter of 1995 as the increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment, was offset by the decrease in equipment sales revenues at Mobile Systems. For the first six months of 1995, the demand increases exceeded the decline in equipment sales.

SBC's operating expenses in the second quarter and first six months of 1995 increased $115.6, or 5.5%, and $226.2, or 5.4%, over the second quarter and first six months of 1994, respectively. Components of operating expenses for the second quarters and first six months of 1995 and 1994 are as follows:

                   Second Quarter           Six-Month Period

                                   Percent                       Percent
                  1995      1994   Change        1995      1994   Change

Cost of
services and  $ 881.8    $ 867.0     1.7%    $ 1,749.3  $ 1,706.5   2.5%
products

Selling,
general and     805.3      739.3     8.9       1,564.0    1,455.6   7.4
administrative

Depreciation
and             539.3      504.5     6.9       1,071.5    996.5     7.5
amortization

 Total       $ 2,226.4  $ 2,110.8    5.5%    $ 4,384.8  $ 4,158.6    5.4%


     Cost of services and products increased for the second quarter and first six months of 1995 due to demand related increases for enhanced services at the Telephone Company and annual compensation increases. These increases were partially offset by the absence of expenses associated with United Kingdom cable television operations, which were changed to the equity method of accounting in the fourth quarter of 1994, decreased equipment costs at Mobile Systems and a decrease in switching system software license fees at the Telephone Company.

     Selling, general and administrative expenses increased in the second quarter and first six months of 1995 due to growth in cellular operations, higher benefit expenses, increased advertising and contracted services, and costs associated with damage from the Oklahoma City bombing.

     Depreciation and amortization increased in the second quarter and first six months of 1995 due primarily to a growth in plant level and changes in plant composition, primarily at Mobile Systems and the Telephone Company, and, to a lesser extent, the effect of depreciation represcription.

Interest expense increased $9.0, or 7.7%, and $27.3, or 11.7%, in the second quarter and first six months of 1995 due primarily to debt issued to finance growth and acquisitions at Mobile Systems. Interest expense for the first six months of 1995 also reflects debt issued for acquisitions in France and Chile.

Equity in net income of affiliates decreased $24.3, or 36.1%, and $89.8, or 65.4%, in the second quarter and first six months of 1995, respectively. The second quarter decrease is primarily due to the inclusion in 1995 of losses on United Kingdom cable operations, which were changed to the equity method of accounting in the fourth quarter of 1994 due to decreased ownership percentage, and the investments in France and Chile made in late 1994 and early 1995, respectively. These investments also affected the six-month results.

SBC's second quarter earnings from its investment in Telmex were flat compared to the second quarter of 1994. The effects of the decline in the value of the Mexican peso since the second quarter of 1994 were largely offset by operational growth at Telmex, indicated by increases in access lines and long-distance usage. Comparisons to 1994 are also affected by the recording in the second quarter of 1994 of exchange losses resulting from declines in the value of the peso.

Results for the first six months of 1995 also reflect the effects of the decline in the value of the peso on SBC's earnings from its investment in Telmex during the first quarter of 1995. First quarter earnings decreased equally from exchange losses on Telmex's non-peso denominated debt and reductions in the translated amount of U.S. dollar earnings from Telmex's operations. There were no exchange losses on non-peso denominated debt during the second quarter of 1995 due to the stabilization of the peso during the quarter.

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


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE ENVIRONMENT

Legislative Developments

In Texas, House Bill 2128 facilitating telecommunications reform was signed into law on May 26, 1995, to be effective September 1, 1995. Following are major provisions of the new legislation.

The bill allows the Telephone Company and other local exchange carriers (LEC) to elect to move from rate of return regulation to price regulation, with elimination of earnings sharing. Basic network service rates will be capped at existing levels for four years. Pricing flexibility is provided for other services according to their classification as "discretionary" (e.g., Call Waiting, Call Return, ISDN, 1 plus intraLATA toll, etc.) or "competitive" (e.g., WATS, 800 services, private lines, special access, etc.) The Texas Public Utility Commission (TPUC) is prohibited from reducing access rates charged to interexchange carriers for a four-year period.

Rather than establish a specific infrastructure dollar commitment, LECs electing price regulation will commit to end-result infrastructure goals, including expansion of digital switching and advanced high speed services to qualifying public institutions such as schools, libraries and hospitals requesting the services. An infrastructure grant fund will also be established for use by public institutions in upgrading their communications and computer technology. The fund will assess $150 annually on all telecommunications providers in Texas for a ten year period, half of which will be paid by the cellular industry. SBC's annual payment, in total, is currently estimated to be approximately $60.

The bill establishes local exchange competition by allowing multiple providers of local exchange services to be certified by the TPUC, subject to certain buildout requirements, resale restrictions and minimum service requirements. The Telephone Company will remain the default carrier of intraLATA "1 plus" traffic until all LECs are allowed to carry interLATA long-distance.

The specific financial impacts of this legislation cannot be reasonably estimated until required filings are completed by the Telephone Company and other companies intending to provide local service.

At the federal level, the Senate and House of Representatives have each passed their own versions of legislation intended to address various aspects of competition within, and regulation of, the telecommunications industry. Among other things, these bills would define the conditions under which SBC could offer interLATA long-distance service and establish certain terms and conditions intended to promote competition for the Telephone Company's local exchange services. It is expected that a joint Congressional conference committee will reconcile differences between the two bills when Congress reconvenes in September, after which a final bill will go back to both the House and Senate for a final vote.

Regulatory Accounting

SBC currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Statement No. 71 requires depreciation of telephone plant using rates set by regulators which are usually lower than those established by unregulated companies, and deferral of certain costs and obligations based on regulatory actions (regulatory assets and liabilities).

Continued application of Statement No. 71 is appropriate only if it is reasonable to assume that rates designed to recover the costs of providing service can be charged to and collected from customers.
This assumption requires, among other things, consideration of anticipated changes in levels of demand and competition during the recovery period for any capitalized costs. It is management's opinion that application of Statement No. 71 to SBC remains appropriate at this time. However, it is increasingly likely that the rapid pace of change within the industry will invalidate this assumption in the near future, due to anticipated increases in competition, technological development, and changes in regulation, including the manner of determining rates. Should SBC determine it no longer qualifies for the provisions of Statement No. 71, it would be required to adjust the carrying amount of its telephone plant to the extent such amount is overstated due to longer regulator-prescribed lives or is not recoverable, and to eliminate its regulatory assets and liabilities. The net effect would be reflected in the financial statements as a non-cash, extraordinary charge to income. Under most combinations of circumstances which would cause SBC to discontinue application of Statement No. 71, management would anticipate the after-tax amount of the charge to be between $2.5 billion and $3.0 billion.

OTHER BUSINESS MATTERS

United Kingdom Cable Operations

In June 1995, SBC announced an agreement in principle to merge its United Kingdom cable television operations with Tele-West, a publicly held joint venture between Telecommunications, Inc. and U S West. The merger will create the largest cable television operator in the United Kingdom and is expected to close in the third quarter, pending regulatory approvals. SBC will own approximately 15% of the new entity and will account for its investment using the cost method of accounting. The valuation of the transaction is contingent on many factors, including the value of Tele-West stock at the time of the merger.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1995, as in 1994, SBC's primary source of funds continued to be cash provided by operating activities. Other sources of cash used for 1995 acquisitions and affiliate investments included proceeds from the issuance of short-term debt and sales of short-term investments. SBC had $647.3 of cash and cash equivalents available at June 30, 1995. SBC has entered into agreements with several banks for lines of credit totaling $1,170.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of June 30, 1995. Commercial paper borrowings as of June 30, 1995 totaled $1,433.5.


SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Since the close of the first quarter, nine class action lawsuits were filed and are pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services covering standard telephone inside wire located on the customer's premises. The actions allege that the Telephone Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and intends to vigorously contest the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on SBC's results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of the shareowners of SBC Communications Inc.
     (SBC) was held on April 28, 1995, in Houston, Texas. Shareowners representing 489,636,086 shares of common stock were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three year term:

   DIRECTOR                    FOR            WITHHELD*
   Jack S. Blanton         479,878,948        9,757,138
   August A. Busch III     480,087,501        9,548,585
   Tom C. Frost            479,955,991        9,680,095
   Jess T. Hay             480,115,874        9,520,212
   Bobby R. Inman          479,414,355       10,221,731

     * Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares voted in person at the meeting where the shareowner did not vote for such director or directors.

(c) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors to examine the consolidated financial statements of SBC for the year ended December 31, 1995. The vote was 482,165,180 shares FOR and 4,276,831 shares AGAINST, with 3,194,075 shares ABSTAINING.

(d)       Shareowners approved the amendment to SBC's Restated
     Certificate of Incorporation to change the corporation's name. The vote was 462,589,153 shares FOR and 19,142,057 shares
     AGAINST, with 7,904,876 shares ABSTAINING.

(e) Shareowners rejected the Shareowner Proposal to deny retirement pay or pensions to future non-employee members of the Board of Directors. The vote was 123,064,303 shares FOR and 294,382,764 shares AGAINST, with 16,517,779 shares ABSTAINING. There were 55,671,240 broker non-votes recorded.

(f) Shareowners rejected the Shareowner Proposal to limit total compensation to any one employee. The vote was 56,565,476 shares FOR and 362,102,670 shares AGAINST, with 15,296,700 shares
     ABSTAINING.  There were 55,671,240 broker non-votes recorded.

(g) Shareowners rejected the Shareowner Proposal to alter the reporting format for proxy votes. The vote was 61,697,806 shares FOR and 351,707,586 shares AGAINST, with 20,559,454 shares
     ABSTAINING.  There were 55,671,240 broker non-votes recorded.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 12     Computation of Ratios of Earnings to Fixed
                    Charges.

     Exhibit 27     Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the second quarter ended June 30, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SBC Communications Inc.




August 8, 1995                     /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                      and Chief Financial Officer