Form 10-Q
period 1995-09-30
SBC COMMUNICATIONS INC
filed 1995-11-07
CIK 732717

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



   (Mark One)

     X       Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

                For the period ended September 30, 1995

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

At October 31, 1995, 609,860,483 common shares were outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                     Three months ended     Nine months ended
                                        September 30,        September 30,
                                        1995     1994        1995     1994
Operating Revenues
Local service                       $ 1,667.5  $ 1,473.9   $ 4,832.4 $ 4,273.2
Network access                          780.8      707.7     2,290.7   2,094.9
Long-distance service                   210.3      242.4       629.3     695.7
Directory advertising                   313.4      307.5       547.0     550.3
Other                                   270.0      268.6       809.0     796.8
Total operating revenues              3,242.0    3,000.1     9,108.4   8,410.9

Operating Expenses
Cost of services and products           963.7      959.0     2,713.0   2,665.5
Selling, general and administrative     846.4      764.4     2,410.4   2,220.0
Depreciation and amortization           541.1      506.3     1,612.6   1,502.8
Total operating expenses              2,351.2    2,229.7     6,736.0   6,388.3
Operating Income                        890.8      770.4     2,372.4   2,022.6

Other Income (Expense)
Interest expense                       (130.5)    (116.9)     (390.5)   (349.6)
Equity in net income of affiliates       51.7       73.1        99.3     210.5
Other expense - net                     (12.0)      (6.3)      (28.8)    (38.0)
Total other income (expense)            (90.8)     (50.1)     (320.0)   (177.1)

Income Before Income Taxes and
 Extraordinary Loss                     800.0      720.3     2,052.4   1,845.5

Income Taxes
Federal                                 236.6      211.1       607.4     545.9
State and local                          29.1       28.4        73.5      75.6
Total income taxes                      265.7      239.5       680.9     621.5

Income Before Extraordinary Loss        534.3      480.8     1,371.5   1,224.0
Extraordinary Loss from
 Discontinuance of Regulatory
 Accounting, net of tax              (2,819.3)       -      (2,819.3)      -
Net Income (Loss)                  $ (2,285.0)   $ 480.8  $ (1,447.8) $ 1,224.0

Earnings Per Common Share:
Income Before Extraordinary Loss   $     0.88    $  0.80  $     2.25  $    2.03
Extraordinary Loss from
 Discontinuance of Regulatory
 Accounting, net of tax                 (4.63)       -         (4.63)      -
Net Income (Loss)                  $    (3.75)   $  0.80  $    (2.38)  $   2.03

Weighted Average Number of Common
  Shares Outstanding (in millions)      609.9      601.7       608.5     601.6

Dividends Declared Per Common Share   $ 0.4125   $ 0.3950    $ 1.2375  $ 1.1850

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                                    September 30,  December 31,
                                                         1995          1994
Assets                                               (Unaudited)
Current Assets
Cash and cash equivalents                              $   454.6    $   364.6
Accounts receivable - net of allowances
 for uncollectibles of $126.6 and $130.4                 2,214.1      2,204.6
Material and supplies                                      129.9        141.8
Prepaid expenses                                           172.5        162.0
Deferred charges                                           242.8        240.1
Deferred income taxes                                      109.7        180.7
Other                                                      466.5        199.5
Total current assets                                     3,790.1      3,493.3
Property, Plant and Equipment - at cost                 30,274.4     29,256.4
  Less: Accumulated depreciation and amortization       17,486.5     11,939.8
Property, Plant and Equipment - Net                     12,787.9     17,316.6
Intangible Assets - Net of Accumulated
 Amortization of $518.7 and $427.6                       2,668.3      2,648.9
Investments in Equity Affiliates                         2,091.5      1,748.0
Other Assets                                               714.1        798.5
Total Assets                                          $ 22,051.9   $ 26,005.3

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                          $ 1,837.1    $ 1,668.6
Accounts payable and accrued liabilities                 3,194.6      3,281.4
Dividends payable                                          251.7        240.8
Total current liabilities                                5,283.4      5,190.8
Long-Term Debt                                           5,660.3      5,848.3

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                      658.1      2,319.7
Postemployment benefit obligation                        2,636.2      2,707.2
Unamortized investment tax credits                         294.5        369.8
Other noncurrent liabilities                             1,378.1      1,213.9
Total deferred credits and other
 noncurrent liabilities                                  4,966.9      6,610.6

Shareowners' Equity
Common shares issued ($1 par value)                        620.5        620.5
Capital in excess of par value                           6,292.2      6,286.1
Retained earnings                                          401.9      2,593.5
Guaranteed obligations of employee
 stock ownership plans                                    (284.9)      (314.7)
Foreign currency translation adjustment                   (456.5)      (366.5)
Treasury shares (at cost)                                 (431.9)      (463.3)
Total shareowners' equity                                6,141.3      8,355.6
Total Liabilities and Shareowners' Equity             $ 22,051.9   $ 26,005.3

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                           Nine months ended
                                                             September 30,
                                                           1995         1994
Operating Activities
Net income (loss)                                     $(1,447.8)   $ 1,224.0
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                        1,612.6      1,502.8
   Undistributed earnings from investments
    in equity affiliates                                  (58.9)      (159.8)
   Provision for uncollectible accounts                   118.8        110.2
   Amortization of investment tax credits                 (34.4)       (45.7)
   Pensions and other postemployment benefits               0.1         26.4
   Deferred income tax expense                            206.6        108.0
   Extraordinary loss, net of tax                       2,819.3          -
   Other - net                                           (286.8)      (169.6)
Total adjustments                                       4,377.3      1,372.3
Net Cash Provided by Operating Activities               2,929.5      2,596.3

Investing Activities
Construction and capital expenditures                  (1,619.5)    (1,674.0)
Investments in affiliates                                 (16.0)         -
Purchase of short-term investments                       (596.7)      (305.3)
Proceeds from short-term investments                      315.9        249.3
Acquisitions                                             (515.6)      (773.6)
Net Cash Used in Investing Activities                  (2,431.9)    (2,503.6)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                        94.0        697.4
Issuance of other short-term borrowings                    91.1         35.5
Repayment of other short-term borrowings                  (60.0)       (12.5)
Issuance of long-term debt                                438.9        193.8
Repayment of long-term debt                              (241.5)      (411.4)
Issuance of common shares                                   -           32.3
Purchase of treasury shares                              (129.0)      (204.8)
Issuance of treasury shares                                62.3         15.4
Dividends paid                                           (663.4)      (625.8)
Net Cash Used in Financing Activities                    (407.6)      (280.1)
Net increase (decrease) in cash and cash equivalents       90.0       (187.4)
Cash and cash equivalents beginning of year               364.6        618.4
Cash and Cash Equivalents End of Period                $  454.6     $  431.0

Cash paid during the nine months ended September 30 for:
     Interest                                          $  383.1     $  348.9
     Income taxes                                      $  639.2     $  650.6

See Notes to Consolidated Financial Statements.




SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                          Guaranteed
                                                          Obligations   Foreign
                                      Capital in          of Employee   Currency
                              Common  Excess of  Retained Stock Owner- Translation  Treasury
                              Shares  Par Value  Earnings  ship Plans   Adjustment    Shares
Balance, December 31, 1993  $ 602.7  $ 5,577.0  $ 1,891.4 $ (352.9)      $  (40.2)  $ (109.6)
Net income                      -          -      1,224.0      -              -          -
Dividends to shareowners        -          -       (712.9)     -              -          -
Reduction of debt associated
 with Employee Stock Ownership
 Plans                          -          -          -       34.9            -          -
Foreign currency translation
 adjustment                     -          -          -        -           (102.0)       -
Issuance of common shares:
   Dividend Reinvestment Plan   2.6      103.3        -        -              -          -
   Other issuances              0.8       29.8        -        -              -          -
Purchase of treasury shares     -          -          -        -              -       (205.0)
Issuance of treasury shares     -          4.1        -        -              -         93.8
Other                           -          -          5.0      -              -          -
Balance, September 30, 1994 $ 606.1  $ 5,714.2  $ 2,407.5 $ (318.0)      $ (142.2)  $ (220.8)


Balance, December 31, 1994  $ 620.5  $ 6,286.1  $ 2,593.5 $ (314.7)      $ (366.5)  $ (463.3)
Net income (loss)               -          -     (1,447.8)     -              -          -
Dividends to shareowners        -          -       (753.3)     -              -          -
Reduction of debt associated
 with Employee Stock Ownership
 Plans                          -          -          -       29.8            -          -
Foreign currency translation
 adjustment                     -          -          -        -            (90.0)       -
Purchase of treasury shares     -          -          -        -              -       (129.0)
Issuance of treasury shares:
   Dividend Reinvestment Plan   -         10.1        -        -              -         86.5
   Other issuances              -         (4.0)       -        -              -         73.9
Other                           -          -          9.5      -              -          -
Balance, September 30, 1995 $ 620.5  $ 6,292.2  $   401.9 $ (284.9)      $ (456.5)  $ (431.9)

See Notes to Consolidated Financial Statements.

                                       *  *  *

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:              1995     1994

  Return on weighted average shareowners' equity * . . . . .    22.00%   20.59%
  Debt ratio . . . . . . . . . . . . . . . . . . . . . . . .    54.97%   47.58%
  Network access lines in service (000) #  . . . . . . . . .    14,074   13,507
  Access minutes of use (000,000). . . . . . . . . . . . . .    39,854   35,859
  Long-distance messages billed (000). . . . . . . . . . . .   751,405  773,075
  Cellular customers (000) #.  . . . . . . . . . . . . . . .     3,387    2,603
  Number of employees  . . . . . . . . . . . . . . . . . . .    58,720   59,350

* 1995 calculated using Income Before Extraordinary Loss.
# 1994 amounts have been revised to reflect the most current information available.


SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. PREPARATION OF INTERIM FINANCIAL STATEMENTS - The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals and discontinuance of regulatory accounting discussed in Note 3) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1994 Annual Report to Shareowners.

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

3. EXTRAORDINARY LOSS - In September 1995, SBC announced that the Telephone Company discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). The rapid pace of change within the telecommunications industry and the evolution of the regulatory framework in which the Telephone Company operates have resulted in price-based regulation for most of the Telephone Company's revenues and accelerated competition in the Telephone Company's markets. Under these conditions, the Telephone Company can no longer be assured that rates charged to and collected from customers will be adequate to recover the costs of providing service, which includes the carrying value of telephone plant depreciated over relatively long regulator-prescribed lives. As a result, management determined that the Telephone Company no longer met the criteria for application of FAS 71.

  Therefore, in September 1995, the Telephone Company recorded a non-cash, extraordinary charge to net income of $2,819.3 (after a deferred tax benefit of $1,764.0). This is comprised of an after-tax charge of $2,897.3 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78.0 for the elimination of net regulatory liabilities. The components of the charge are as follows:


                                            Pretax      After-
                                                          tax
                                          --------    --------
   Increase telephone plant accumulated   $ 4,657.0   $ 2,897.3
   depreciation

   Adjust unamortized investment tax         (40.9)      (25.4)
   credits

   Eliminate tax-related regulatory          (87.5)      (87.5)
   assets and liabilities

   Eliminate other regulatory assets          54.7        34.9

          Total                           $ 4,583.3   $ 2,819.3



  The increase in accumulated depreciation of $4,657.0 reflects the effects of adopting depreciable lives for many of the Telephone Company's plant categories which more closely reflect the economic and technological lives of the plant. The adjustment was supported by a discounted cash flow analysis which estimated amounts of telephone plant that may not be recoverable from future discounted cash flows. This analysis included consideration of the effects of anticipated competition and technological changes on plant lives and revenues. Following is a comparison of new lives to those prescribed by regulators for selected plant categories:

                                          Average Lives (in
                                               Years)
                                        --------------------
                                        Regulator-  Estimated
  Telephone Plant Category              Prescribed  Economic
--------------------------              ---------    -------
  Digital switch                            17         11
  Digital circuit                           12          7
  Copper cable                              24         18
  Fiber cable                               27         20
  Conduit                                   57         50


The increase in accumulated depreciation also includes an adjustment of approximately $450 million to fully depreciate analog switching equipment scheduled for replacement.
 Remaining analog switching equipment will be depreciated using an average remaining life of four years.

 Investment tax credits (ITC) have historically been deferred and amortized over the estimated lives of the related plant. The adjustment to ITC reflects the shortening of those plant lives discussed above. Regulatory assets and liabilities are related primarily to accounting policies used by regulators in the ratemaking process which are different than those used by non-regulated companies, predominantly in the accounting for income taxes and deferred compensated absences. These items are required to be eliminated with the discontinuance of accounting under FAS 71.


SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

SBC Communications Inc. (SBC) reported income before extraordinary loss of $534.3, or $.88 per share, for the third quarter of 1995 and $1,371.5, or $2.25 per share, for the first nine months of 1995. SBC recognized an extraordinary loss of $2.8 billion from the discontinuance of regulatory accounting at Southwestern Bell Telephone Company (Telephone Company). Net losses for the third quarter and first nine months of 1995 were $2.3 billion and $1.4 billion, respectively. Financial results for the third quarters and first nine months of 1995 and 1994 are summarized as follows:

             -------- Third Quarter-------     --------- Nine-Month Period----


                                     Percent                           Percent
               1995        1994       Change    1995       1994         Change
             ---------    -------     -----   --------    --------       ----
Operating     $ 3,242.0   $ 3,000.1    8.1%   $ 9,108.4   $ 8,410.9      8.3%
revenues

Operating     $ 2,351.2   $ 2,229.7    5.4%   $ 6,736.0    $ 6,388.3     5.4%
expenses

Income
before        $ 534.3     $ 480.8     11.1%   $ 1,371.5    $ 1,224.0     12.1%
extraordinary
loss

Extraordinary $ (2,819.3)    -          -     $ (2,819.3)       -          -
loss

Net income   $ (2,285.0)  $ 480.8       -     $ (1,447.8)   $ 1,224.0      -
(loss)

The primary factors contributing to the increase in income before extraordinary loss during the third quarter and first nine months of 1995 were growth in demand for services and products at the Telephone Company and Southwestern Bell Mobile Systems (Mobile Systems). Results for the first nine months of 1995 also reflect the effects of the decline in value of the Mexican peso on SBC's earnings from its equity affiliate, Telefonos de Mexico, S.A. de C.V. (Telmex).

SBC's operating revenues in the third quarter and first nine months of 1995 increased $241.9, or 8.1%, and $697.5, or 8.3%, over the third quarter and first nine months of 1994, respectively. Components of operating revenues for the third quarters and first nine months of 1995 and 1994 are as follows:

             -------- Third Quarter---------    ---------  Nine-Month Period---

                                       Percent                          Percent
                   1995       1994     Change        1995        1994    Change
              ---------   --------     ------    ---------     -------   ------
Local service
   Landline   $ 1,085.1   $ 1,020.0     6.4%    $ 3,192.8    $ 3,012.3    6.0%

   Wireless       582.4       453.9     28.3      1,639.6      1,260.9   30.0

Network
access
   Interstate    517.7       475.4       8.9      1,525.9      1,391.2    9.7

   Intrastate    263.1       232.3      13.3        764.8        703.7    8.7

Long-distance    210.3       242.4     (13.2)       629.3        695.7    (9.5)
service

Directory        313.4       307.5       1.9        547.0        550.3    (0.6)
advertising

Other            270.0       268.6      0.5         809.0        796.8    1.5

   Total     $ 3,242.0   $ 3,000.1      8.1%    $ 9,108.4    $ 8,410.9    8.3%


     Landline local service revenues increased in the third quarter and first nine months of 1995 due primarily to increases in demand, including 4.2% growth in the number of access lines since September 30, 1994 and increased demand for enhanced services, including Caller ID.

     Wireless local service revenues increased in the third quarter and first nine months of 1995 due primarily to a 30.1% increase in cellular customers since September 30, 1994 (24.2% increase excluding acquisitions), offset partially by a slight decline in average revenue per customer.

     Interstate network access revenues increased in the third quarter and first nine months of 1995 due primarily to an increase in demand for access services and growth in end user charges attributable to an increasing access line base, partially offset by reduced rates under the Federal Communications Commission's (FCC) revised price cap plan which became effective August 1, 1995. Results for the first nine months of 1994 also reflect a retroactive billing adjustment that decreased interstate revenues while increasing intrastate revenues.

     Intrastate network access revenues increased in the third quarter and first nine months of 1995 due primarily to increases in demand, including usage by alternative intraLATA toll carriers. Revenues for the first nine months of 1994 also include the billing adjustment noted above.

     Long-distance service revenues decreased in the third quarter and first nine months of 1995 due to competition-related decreases in residential message volumes. Competition from interexchange carriers has continued to increase through advertising and usage of "10xxx" and "1-800" access numbers. The decrease in long-distance service revenues is partially offset by higher access revenues, as noted above.

     Other operating revenues were flat in the third quarter of 1995 as the increased demand for the Telephone Company's non-regulated services and products, including Caller ID equipment, was offset by the decrease in equipment sales revenues at Mobile Systems. For the first nine months of 1995, the demand increases exceeded the decline in equipment sales.

SBC's operating expenses in the third quarter and first nine months of 1995 increased $121.5, or 5.4%, and $347.7, or 5.4%, over the third quarter and first nine months of 1994, respectively. Components of operating expenses for the third quarters and first nine months of 1995 and 1994 are as follows:

            -------- Third Quarter------       -------- Nine-Month Period----


              1995        1994      Percent     1995       1994       Percent
                                    Change                            Change
             ------     ------      -----      --------    -------    ------
Cost of
services     $ 963.7    $ 959.0      0.5%      $ 2,713.0  $ 2,665.5     1.8%
and products

Selling,
general and    846.4      764.4      10.7         2,410.4    2,220.0     8.6
administrative

Depreciation
and            541.1      506.3      6.9          1,612.6    1,502.8     7.3
amortization

Total       $ 2,351.2  $ 2,229.7     5.4%       $ 6,736.0  $ 6,388.3     5.4%



     Cost of services and products increased for the third quarter and first nine months of 1995 due to demand related increases for enhanced services at the Telephone Company and annual compensation increases. These increases were partially offset by the absence of expenses associated with United Kingdom cable television operations, which were changed to the equity method of accounting in the fourth quarter of 1994, decreased equipment costs at Mobile Systems and a decrease in switching system software license fees at the Telephone Company.

     Selling, general and administrative expenses increased in the third quarter and first nine months of 1995 due to growth in cellular operations, higher benefit expenses, increased advertising and increased contracted services.

     Depreciation and amortization increased in the third quarter and first nine months of 1995 due primarily to a growth in plant level and changes in plant composition, primarily at Mobile Systems and the Telephone Company, and, to a lesser extent, the effect of depreciation represcription.

Interest expense increased $13.6, or 11.6%, and $40.9, or 11.7%, in the third quarter and first nine months of 1995, respectively, due primarily to an increase in the average amount of debt outstanding resulting from debt issued to finance growth and acquisitions at Mobile Systems. Interest expense for the first nine months of 1995 also reflects debt issued for acquisitions in France and Chile.

Equity in net income of affiliates decreased $21.4, or 29.3%, and $111.2, or 52.8%, in the third quarter and first nine months of 1995, respectively. The third quarter decrease is primarily due to the inclusion in 1995 of losses on United Kingdom cable television operations, which were changed to the equity method of accounting in the fourth quarter of 1994 due to decreased ownership percentage, and the investment in France made in late 1994. These investments also affected the nine-month results. United Kingdom cable television operations are further discussed in "Other Business Matters".

SBC's third quarter earnings from its investment in Telmex were flat compared to the third quarter of 1994. The effects of the decline in the value of the Mexican peso since the third quarter of 1994 were largely offset by operational growth at Telmex, indicated by increases in access lines, cellular customers and long-distance usage.

Results for the first nine months of 1995 also reflect the effects of the first quarter 1995 decline in the value of the peso on SBC's earnings from its investment in Telmex. Substantially all of the decline occurred in the first quarter, when earnings decreased equally from exchange losses on Telmex's non-peso denominated debt and reductions in the translated amount of U.S. dollar earnings from Telmex's operations. Since that time, there have been no exchange losses on non-peso denominated debt due to the relative stabilization of the peso through the end of the third quarter, and operational growth has offset translation losses. SBC's future earnings from Telmex are sensitive to changes in the value of the peso.

SBC's investment in Telmex is recorded under U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Extraordinary Loss - As described in Note 3 to the consolidated financial statements, SBC recorded an extraordinary loss of $2.8 billion from discontinuance of regulatory accounting and reduction in plant asset lives by the Telephone Company in the third quarter. Management does not expect a significant increase in depreciation expense in the near future to result from the discontinuance of regulatory accounting.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

REGULATORY DEVELOPMENTS

Oklahoma

On October 30, 1995, the Oklahoma Corporation Commission (OCC) approved a settlement that resolves pending court appeals of a 1992 rate order. The settlement ends a dispute which began in 1989, when the OCC ordered an investigation into the reasonableness of the Telephone Company's intrastate rates. An order was issued in August 1992, requiring the Telephone Company to refund $148.4, representing revenues in excess of an 11.41% return on equity for the period April 1991 through the date of the final order. The order also called for prospective annual rate reductions of $100.6 effective September 1992, required an investment of $84 in network modernization over five years, and lowered the allowed return on equity from 14.25% to 12.20%.

Under the terms of the settlement agreement, the Telephone Company will pay a cash settlement of $170 to business and residential customers, and offer discounts with a retail value of $268 for certain Telephone Company services. Previously ordered rate reductions of $100.6 have been lowered to $84.4, of which $57.1 have already been implemented. The settlement allows the remaining $27.3 in rate reductions to be deferred with approximately $8.9 becoming effective in 1996, and the remainder during 1997. The Telephone Company will continue a previously announced $84 network modernization plan for rural Oklahoma. The settlement agreement also provides that no overearnings complaint can be filed against the Telephone Company until January 1, 1998. In addition, the OCC will begin exploring alternative forms of regulation within ten days of the settlement. The order approving the settlement becomes effective on November 30, 1995.

Management anticipates that this settlement will not have a significant impact on earnings. The Telephone Company began accruing for the order in 1992 and the settlement and associated costs had been fully accrued as of the end of the third quarter of 1995.

Missouri

On September 7, 1995, in response to a legal challenge brought by interexchange carriers and the Missouri Cable TV Association, the Cole County Circuit Court (Circuit Court) reversed the August 1994 settlement agreement reached among the Telephone Company, the Missouri Public Service Commission (MPSC) and the Office of Public Counsel (OPC).

The settlement agreement had ended a legal dispute with the MPSC over a December 1993 order. Under the agreement, which had extended through December 31, 1998, the Telephone Company implemented annual rate reductions of $69.6, issued one-time credits to customers totaling $64, and committed to an average annual capital investment of $275 during the term of the agreement. Also, it was agreed that the Telephone Company would not file a general rate case, not increase basic local exchange service rates and there would be no sharing of earnings. The MPSC and OPC agreed not to initiate any complaints regarding the Telephone Company's earnings prior to January 1, 1999.

The Circuit Court's decision applies primarily to the rate review moratorium and capital investment agreements. The decision has no immediate impact on the Telephone Company's current rates because they were approved by the MPSC in separate proceedings and were not appealed.

The MPSC and the Telephone Company appealed the Circuit Court's decision on October 12 and 13, 1995, respectively.

OTHER BUSINESS MATTERS

United Kingdom Cable Television Operations

In October 1995, SBC combined its United Kingdom cable television operations with those of Tele-West Communications, P.L.C., a publicly held joint venture between Telecommunications, Inc. and U S West. The resulting entity, Tele-West P.L.C., is the largest cable television operator in the United Kingdom. SBC owns approximately 15% of the new entity and will account for its investment using the cost method of accounting. During the fourth quarter of 1995, SBC will record an after-tax gain on the transaction of approximately $110.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, as in 1994, SBC's primary source of funds continued to be cash provided by operating activities. Other sources of cash used for acquisitions and affiliate investments in early 1995 included proceeds from the issuance of short-term debt and sales of short-term investments. SBC had $454.6 of cash and cash equivalents available at September 30, 1995. SBC has entered into agreements with several banks for lines of credit totaling $1,170.0 all of which may be used to support commercial paper borrowings. These lines had not been utilized as of September 30, 1995. Commercial paper borrowings as of September 30, 1995 totaled $1,473.7.



SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 12     Computation of Ratios of Earnings to Fixed
                    Charges.

     Exhibit 27     Financial Data Schedule.

(b)  Reports on Form 8-K

     On September 29, 1995, SBC Communications Inc. (SBC) filed a Current Report on Form 8-K, reporting on Item 5, Other Events. SBC announced its Southwestern Bell Telephone Company subsidiary was discontinuing the use of Statement of Financial Accounting Standards No. 71.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SBC Communications Inc.




November 7, 1995                   /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President,Treasurer
                                   and Chief Financial Officer