Form 10-K405
period 1995-12-31
SBC COMMUNICATIONS INC
filed 1996-03-12
CIK 732717

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

            For fiscal year ended December 31, 1995

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

    $75  Million 8.48% Medium-Term Notes     New York Stock Exchange
    Series D, Due December 8, 1999, of
    Southwestern Bell Capital Corporation

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

Based on composite closing sales price on February 29, 1996, the aggregate market value of all voting stock held by non-affiliates was $33,393,200,000.

As of February 29, 1996, 609,127,657 shares of Common Stock were outstanding.

              DOCUMENTS INCORPORATED BY REFERENCE

(1)       Portions of SBC Communications Inc.'s Annual Report  to
Shareowners  for  the  fiscal year ended  December  31,      1995
(Parts I and II).

(2)        Portions of SBC Communications Inc.'s Notice  of  1996
Annual Meeting and Proxy Statement dated March 12, 1996 (Parts III and IV).



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


                            PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K


                             PART I
ITEM 1. BUSINESS

GENERAL

SBC Communications Inc. (SBC) is a holding company whose subsidiaries and affiliates operate predominantly in the communications services industry. SBC's subsidiaries and affiliates provide landline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. Southwestern Bell Telephone Company (Telephone Company) is SBC's largest subsidiary, providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area). SBC has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105).

At the 1995 Annual Meeting of Shareowners, a change in the corporate name from Southwestern Bell Corporation to SBC
Communications Inc. was approved by shareowners. This change was made in order to better reflect SBC's position as a diversified global communications company.

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



FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Telecommunications Act of 1996 (the Act) was enacted into law. The Act is intended to address various aspects of competition within, and regulation of, the telecommunications industry. The Act provides that all post-enactment conduct or activities which were subject to the MFJ are now subject to the provisions of the Act. Among other things, the Act also defines conditions SBC must comply with before being permitted to offer interLATA long-distance service and establishes certain terms and conditions intended to promote competition for the Telephone Company's local exchange services.

Additional information relating to the Act is contained in SBC's
Annual Report to Shareowners for 1995 under the heading
"Competition" on page 27, and is incorporated herein by reference pursuant to General Instruction G(2).

The MFJ, as originally approved by the District Court in 1982, had placed restrictions, known as the "line of business" restrictions, on the types of businesses in which SBC could engage. SBC could obtain relief from these restrictions upon a showing that there was no substantial possibility that it could use its monopoly power to impede competition in the specific market it sought to enter (the Waiver Standard).

As a result of waiver proceedings before the District Court since divestiture, the MFJ's initial line of business restrictions against engaging in nontelecommunications businesses, providing intraLATA information services, and providing telecommunications products had all been removed. SBC was also authorized to engage in the restricted lines of business outside the United States, subject to certain conditions designed to prevent an impact on United States markets. However, SBC was prohibited from providing interexchange telecommunications services and manufacturing telecommunications products and customer premises equipment (CPE).

Interexchange telecommunications refers to telecommunications between Local Access and Transport Areas (LATAs) which were created during the divestiture process, and are generally centered on a standard metropolitan statistical area or other identifiable community of interest. The District Court interpreted manufacturing to include design and development activities, as well as actual equipment fabrication.

Through 1995, SBC had submitted various requests to the District Court, seeking to remove or modify the remaining restrictions. The passage of the Act potentially supersedes many of these and other court actions filed by SBC or to which SBC was a party. Among these actions are a petition requesting the MFJ be vacated, a court order establishing conditions under which SBC could offer interLATA long-distance over its wireless network and a suit challenging the Federal Communications Commission's (FCC) intention to require telephone companies to file applications with the FCC before they acquire or operate cable television systems in their telephone service areas.


BUSINESS OPERATIONS

In July 1995, SBC announced a strategic realignment which will position the company to be a single-source provider of telecommunications services. All of SBC's operations within the five-state area will report to one management group, while international operations and domestic operations outside the five-state area will report to a separate management group. Services and products are provided through several subsidiaries, which include: the Telephone Company, Southwestern Bell Mobile Systems, Inc. (Mobile Systems), SBC International, Inc.
(SBC International), Southwestern Bell Yellow Pages, Inc. (Yellow Pages), Southwestern Bell Telecommunications, Inc. (Telecom) and SBC Media Ventures, Inc. (Media Ventures). These services and products (which are described more fully below) include landline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange (PBX) and wireless equipment, and cable television services. Wireless telecommunications services are provided by Mobile Systems. Landline telecommunications services are provided in the five-state area by the Telephone Company. During 1996, the operations of Telecom will be merged into the operations of the Telephone Company.

SBC's revenues are categorized for financial reporting purposes as local service (substantially all of which were provided by the Telephone Company and Mobile Systems), network access (provided by the Telephone Company), long-distance service (substantially all of which were provided by the Telephone Company), directory advertising (principally provided by Yellow Pages) and other (including equipment sales at Mobile Systems and Telecom, nonregulated products and services provided by the Telephone Company, billing and collection services for interexchange carriers provided by the Telephone Company, and cable television services provided by SBC International and Media Ventures). With the passage of the Act, Mobile Systems began offering interLATA and intraLATA long-distance services on February 9, 1996.

The following table sets forth for SBC the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

                                      Percentage of Total
                                      Operating Revenues

                                          1995    1994     1993
Local service:
     Landline                              34%     34%      36%
     Wireless                              18%     15%      12%
Network access                             24%     24%      25%


     Telecommunications

Telecommunications services include local, long-distance and network access services. Local services involve the transport of landline and wireless telecommunications traffic between telephones and other CPE located within the same local service calling area. Local services include: basic local exchange service, extended area service, dedicated private line services for voice and special services, directory assistance and various custom calling services. Until the passage of the Act, SBC's long-distance services involved the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA), except for certain wireless service areas which cover more than one LATA, for which SBC had obtained MFJ waivers. In addition to these services, during 1996 SBC will provide both interLATA and intraLATA long-distance services over its wireless networks, as well as interLATA long-distance services in selected areas outside the five-state area. Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

The Telephone Company is SBC's largest subsidiary, providing approximately 71% of SBC's operating revenues in 1995. The Telephone Company provides its services over approximately
9.5 million residential and 4.5 million business access lines in the five-state area. During 1995, nearly two-thirds of the Telephone Company's access line growth occurred in Texas.

During 1995, the Telephone Company continued to expand its offering of optional services including: Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

The FCC has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on an efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand which ruled that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

Southwestern Bell Messaging Services, Inc., another SBC subsidiary, provides voice messaging services under the registered trademark CallNotes to residential and small business customers. Telecom provides voice messaging services to medium and large business customers.

At the end of 1995, Mobile Systems provided wireless services to 3,659,000 customers, or 9 out of every 100 residents living in its service areas. These services are provided in 35 metropolitan markets, including 5 of the nation's top
15 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; St. Louis, Missouri; and Dallas-Fort Worth, Texas. Mobile Systems (or partnerships in which it has an ownership interest) is licensed to provide service in 28 rural service areas and is currently providing service in all of these markets. Each rural service area is contiguous to an existing metropolitan service area or another rural service area operated by Mobile Systems, which allows for the expansion of service in a way that may add value to customers' service. Mobile Systems operates in areas outside the five-state area under the name of Cellular One by means of licenses from Cellular One Group, a partnership among affiliates of Mobile Systems, AT&T Wireless Services and Vanguard Cellular Systems, Inc. These areas include metropolitan service areas, such as Washington, D.C.; Chicago, Illinois; and Boston, Massachusetts; and rural service areas in Illinois, Massachusetts, New York, Virginia and West Virginia.

In October 1994, SBC announced the formation of a long-term marketing alliance between Mobile Systems and GTE in Texas. This alliance has enabled both Mobile Systems and GTE to begin offering wireless service in each other's Texas wireless markets, using the host company's wireless system. As a result, Mobile Systems now provides wireless service in Houston, Austin and Beaumont and has the right, under this alliance, to market wireless service in a number of additional markets including El Paso and Galveston.

Mobile Systems began providing commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks and reduces exposure to billing fraud. Mobile Systems also began providing commercial digital service in St. Louis in September 1993, in Dallas-Fort Worth in January 1994, and in Washington, D.C.-Baltimore in March 1994. Mobile Systems is evaluating other areas for digital service.

Mobile Systems markets wireless communications equipment in each of its service areas to customers entering into wireless service contracts.

In December 1994, SBC acquired the domestic wireless business of Associated Communications Corporation, including wireless systems in Buffalo, Rochester, Albany and Glens Falls, New York, which are adjacent to other SBC wireless systems in Syracuse, Utica and Ithaca, New York.

In March 1995, SBC acquired United States Cellular Corporation's wireless system that operates in the Watertown, New York area.
In December 1995, SBC obtained a controlling interest in a wireless property serving the Laredo, Texas, area, as a part of a joint venture with PriCellular Corporation. SBC contributed two wireless properties serving Central Illinois, known as RSAs 4 and 6, to the joint venture. Combined with SBC's other markets, this joint venture permits SBC to now serve the entire South Texas region.

In 1993, the FCC adopted an order allocating radio spectrum and outlining the development of licenses for new personal communications services (PCS). PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. In a FCC auction, which concluded in March 1995, PCS licenses were awarded in 51 major markets. SBC acquired PCS licenses in the major trading areas of Memphis, Tennessee; Little Rock, Arkansas; and Tulsa, Oklahoma. SBC is currently evaluating strategies to build out PCS in these areas.

     International

A consortium consisting of SBC International, together with a subsidiary of France Telecom and a group of Mexican investors led by Grupo Carso, S.A. de C.V., has voting control of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's national telecommunications company, through its ownership of all of Telmex's Class AA shares. The Mexican investors have voting control of the consortium. The Class AA shares owned by SBC International represent approximately 5% of Telmex's total equity capitalization. SBC International's total interest in Telmex, including ownership of Class L shares with limited voting rights, represents approximately 10% of Telmex's total equity capitalization. Telmex provides complete landline and wireless telecommunications services within Mexico. At the end of 1995, Telmex had 8.8 million access lines in service and provided cellular service to more than 399,000 subscribers. In June 1995, Telmex acquired a 49% stake of Grupo Televisa's cable television subsidiary, Cablevision.

In October 1994, SBC International formed a strategic alliance with Compagnie Generale des Eaux (CGE), a French diversified public company. Through this alliance, SBC International acquired an indirect 10% ownership of Societe Francaise du Radiotelephone S.A. (SFR), a nationwide cellular company in France, and minority ownership interests in other communications businesses controlled by CGE, and CGE obtained an effective
10% interest in SBC's wireless operations in Washington, D.C.-Baltimore and surrounding rural markets. SBC and CGE both made contributions to the alliance. SBC's effective contribution was $375.9 million. At the end of 1995, SFR provided cellular service to approximately 443,000 subscribers.

In February 1995, SBC International purchased 40% of VTR S.A.
(VTR), a privately owned telecommunications holding company in Chile. VTR is 51% owned by Grupo Luksic, a large Chilean conglomerate. Through its subsidiaries, VTR provides local, long-distance, wireless and cable television services in Chile. At the end of 1995, local services were provided over approximately 74,000 access lines, wireless services were provided to more than 30,000 subscribers and cable television services were provided to more than 178,000 subscribers.

In October 1995, SBC International combined its United Kingdom cable television operations, which included Midlands Cable Communications and Northwest Cable Communications, with those of TeleWest Communications, P.L.C., a publicly held joint venture between Telecommunications, Inc. and U S WEST, Inc. The resulting entity, TeleWest P.L.C., is the largest cable television operator in the United Kingdom and also provides local exchange services. SBC International owns approximately 15% of the new entity.

SBC International also holds a minority interest in Golden
Channels, a cable television provider in Israel. Golden Channels holds franchises in areas containing 404,000 potential households. At the end of 1995, Golden Channels served approximately 249,000 households, a penetration rate of approximately 62%.

In Israel and Australia, SBC International has interests in companies involved in the publication of yellow pages directories and marketing directory software.

SBC International also has wireless interests in South Korea and South Africa.

     Directory Advertising and Publishing

Yellow Pages publishes more than 43 million copies of approximately 350 directories within the five-state area. The ten largest revenue-producing yellow pages directories are currently published in the second half of SBC's fiscal year. Directory advertising revenues and expenses associated with yellow pages directories are recognized in the month the related directory is published. Since 1995, SBC's yellow and white pages directories have been printed by R.R. Donnelley & Sons.

During 1995, SBC agreed to sell its publishing contracts for GTE
Corporation's service areas to GTE Directories. Directories covered by these contracts were previously published by Associated Directory Services, a subsidiary of SBC.

     Customer Premises Equipment and Other Equipment Sales

During 1996, the operations of Telecom will be merged with the operations of the Telephone Company. Telecom markets business and residential communications equipment. Telecom's offerings range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network. Telecom, through an exclusive, long-term distribution agreement with Conair Corporation, also markets a full line of residential telephones to retailers nationwide, under the Southwestern Bell Freedom Phone name.

     Domestic Video Services

Media Ventures owns two cable television systems serving the suburban Washington, D.C. area. Cable TV Montgomery serves Montgomery County, Maryland, and Cable TV Arlington serves Arlington County, Virginia. At the end of 1995, these systems passed 420,000 homes and served 258,000 customers. In September 1995, Media Ventures and affiliates of Prime Cable (Prime) formed a partnership called SBC Media Ventures, L.P. (the Partnership) to own and operate Cable TV Montgomery and Cable TV Arlington. Media Ventures will be general partner and retain an approximate 95% ownership interest in the Partnership. Prime will contribute $20 million to the Partnership and will manage the cable systems. Regulatory approval of the transaction is pending.

In December 1995, SBC began offering video services to 1,800 customers in a consumer trial in Richardson, Texas. The advanced broadband network in Richardson is capable of delivering a variety of video and communications services. SBC has a franchise to eventually provide 31,000 homes with access to both video and telephone services over the network.

During 1995, SBC became an equal partner in a venture, with Ameritech Corporation, BellSouth Corporation, GTE, and The Walt
Disney Company, to design, market and deliver video programming and interactive services.

GOVERNMENT REGULATION

In the five-state area, the Telephone Company is subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Company is also subject to the jurisdiction of the FCC with respect to foreign and interstate rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Company for the use of its facilities for the origination or termination of long-distance and other communications by other carriers. There are currently no access charges for access to the Internet.

Additional information relating to federal and state regulation of the Telephone Company is contained in SBC's Annual Report to Shareowners for 1995 under the heading "Regulatory Environment" on page 24, and is incorporated herein by reference pursuant to General Instruction G(2).

SBC's cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

The FCC authorizes the licensing of only two cellular carriers in each geographic market. These cellular licenses have a standard duration of ten years and are renewable upon application and a showing of compliance with FCC use and conduct standards.
Renewal licenses were received for Chicago, Illinois; San Antonio, Texas; Boston, Massachusetts; Oklahoma City, Oklahoma; and Wichita, Kansas in May 1995. Renewal applications were filed in the following markets during September 1995: Gary, Indiana; Worcester, Massachusetts; Buffalo, New York; Syracuse, New York; Rochester, New York; and Corpus Christi, Texas. Renewal licenses are expected to be awarded during 1996. Renewal applications will be filed in the following markets during September 1996:
Lawrence, Kansas; Topeka, Kansas; St. Joseph, Missouri; Amarillo, Texas; Lubbock, Texas; Sherman-Denison, Texas; Albany, New York; and Utica-Rome, New York.

Under the auction process of the FCC order outlining the development of PCS, licenses with durations of ten years were awarded in 51 major markets. The licenses acquired by SBC in Memphis, Tennessee; Little Rock, Arkansas; and Tulsa, Oklahoma each expire in June 2005 and are renewable upon application and a showing of compliance with FCC use and conduct standards.

Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities. SBC operates its Washington, D.C. area cable systems under franchises granted by Montgomery County, Maryland, which expires in May 1998; Arlington County, Virginia, which expires in October 2000; and the City of Gaithersburg, Maryland, which expires in November 2001. During 1995, SBC received a franchise to operate a cable system in Richardson, Texas, which expires in September 2013. Each franchise is renewable upon a showing of compliance with established local and federal standards.

MAJOR CUSTOMER

No customer accounted for more than 10% of SBC's consolidated revenues in 1995. Approximately 10% in 1994 and 11% in 1993 of SBC's consolidated revenues were from services provided to AT&T. No other customer accounted for more than 10% of consolidated revenues in 1994 and 1993.

COMPETITION

     Telecommunications

Information relating to competition in the telecommunications industry is contained in SBC's Annual Report to Shareowners for 1995 under the heading "Competition" on page 27, and is incorporated herein by reference pursuant to General Instruction
G(2).

     International

Information relating to international competition is contained in SBC's Annual Report to Shareowners for 1995 under the heading
"Competition" on page 27, and is incorporated herein by reference pursuant to General Instruction G(2).

     Directory Advertising and Publishing

Yellow Pages faces competition from numerous directory publishing companies as well as other advertising media. There are over 50 other directory publishers in the five-state area producing yellow page directories.

     Customer Premises Equipment and Other Equipment Sales

Telecom faces significant price competition from numerous companies in marketing its telecommunications products.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research is conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. In April 1995, SBC and the other RHCs announced their intention to pursue the disposition of their interests in Bellcore. A disposition would be subject to obtaining satisfactory financial and other terms and all necessary approvals. If a disposition were to occur, the RHCs would retain the portion of Bellcore that coordinates the Federal government's telecommunications requirements for national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern Bell
Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and evaluation services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1995, SBC and its subsidiaries employed 59,300 persons. Approximately 66% of the employees are represented by the Communications Workers of America (CWA). A three-year contract was negotiated between the CWA and the Telephone Company, which became effective in August 1995. A three-year contract was negotiated between the CWA and Yellow Pages, which became effective in December 1995. A three-year contract was negotiated between the CWA and Telecom, which became effective in February 1994. The CWA also represents a minor number of employees in other subsidiaries of SBC.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1995, 91% of the property, plant and equipment of SBC was owned by the Telephone Company. Network access lines represented 45% of the Telephone Company's investment in telephone plant; central office equipment represented 37%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Seven class action lawsuits are now pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services covering standard telephone inside wire located on the customer's premises. The actions allege that the Telephone Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and is vigorously contesting the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on SBC's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.


           EXECUTIVE OFFICERS OF THE REGISTRANT

      Name       Age   Position                            Held
                                                           Since

Edward E.         54  Chairman and Chief Executive         1-90
Whitacre Jr.          Officer

Royce S.          57  President - Southwestern Bell        7-95
Caldwell              Operations

Cassandra C.      51  Senior Vice President - Human        5-94
Carr                  Resources

William E.        58  Senior Executive Vice President -    7-93
Dreyer                External Affairs

James D. Ellis    52  Senior Executive Vice President      3-89
                      and General Counsel

Charles E.        59  President - SBC Operations           7-95
Foster

James S. Kahan    48  Senior Vice President - Corporate    7-93
                      Development

Donald E.         55  Senior Vice President, Treasurer     7-93
Kiernan               and Chief Financial Officer


John T. Stupka    46  Senior Vice President - Strategic    7-95
                      Planning


All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years, except for Mr. Kahan who has held a high-level managerial position since January 1992. Prior to his appointment as an executive officer, Mr. Kahan held responsible managerial positions with SBC. Executive officers are not appointed to a fixed term of office but hold office until their successors are elected and qualified.

                             PART II

ITEMS 5 THROUGH 8.

The number of shareowners of record as of December 31, 1995 and 1994 were 840,378 and 928,670, respectively. Other information required by Items 5 through 8 is included on page 18 through page 45 and in the "Stock Trading Information" section on the back cover of the registrant's annual report to shareowners for the fiscal year ended December 31, 1995. Such information is appended hereto as Exhibit 13 and is incorporated herein by reference pursuant to General Instruction G(2).

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

The other information required by these Items is included in the registrant's definitive proxy statement, dated March 12, 1996, from page 4 through page 7 and beginning with the "Compensation Committee Interlocks and Insider Participation" section on page 12 through page 19 and is incorporated herein by reference pursuant to General Instruction G(3).

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


    * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1995. (See Part II.)

                                                           Page

   (2) Financial Statement Schedules Covered by Report of
        Independent Auditors:
        II - Valuation and Qualifying Accounts

   Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

   (3) Exhibits:

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

  Exhibit
    Number

    3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1995.
          (Exhibit 3 to Form 10-Q for the first quarter 1995.)

    3-b   Bylaws dated June 28, 1991. (Exhibit 3-b to Form 10-
          Q for the second quarter 1991.)

    4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    4-b   Support Agreement dated November 10, 1986, between
          SBC Communications Inc. (SBC) and Southwestern Bell
          Capital Corporation.  (Exhibit 4-b to Registration
          Statement No. 33-11669.)

    4-c Form of Rights Agreement, dated as of January 27, 1989, between SBC and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989.)

    4-d Amendment of Rights Agreement, dated as of August 5, 1992, among SBC, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7.)

    4-e Form of Rights Certificate (included in the attachment to the Amendment of Rights Agreement and identified as Exhibit B.) (Exhibit 4-b to Form 8-K, dated August 7, 1992.)

    4-f   Second Amendment of Rights Agreement, dated June 15,
          1994, between SBC and The Bank of New York, as successor Rights Agent. (Exhibit 4-e to Form 8-A/A, dated June 22, 1994.)

    10-a Senior Management Short Term Incentive Plan, revised January 1, 1991. (Exhibit 10-a to Form 10-K for 1990.)

    10-b Senior Management Long Term Incentive Plan, revised effective January 1, 1993. (Exhibit 10-b to Form 10-K for 1992.)

    10-c  Senior Management Survivor Benefit Plan.  (Exhibit
          10-c to Form 10-K for 1986.)

    10-d  Senior Management Supplemental Retirement Income
          Plan, revised effective January 1, 1993. (Exhibit 10-d to Form 10-K for 1992.)

    10-e  Senior Management Deferred Compensation Plan
          (effective for Units of Participation Having a Unit
          Start Date Prior to January 1, 1988), revised July 30,
          1993.  (Exhibit 10.5 to Registration Statement
          No. 33-54795.)

    10-f  Senior Management Deferred Compensation Plan of
          1988 (effective for Units of Participation Having a
          Unit Start Date of January 1, 1988 or later), revised
          July 30, 1993.  (Exhibit 10.6 to Registration Statement
          No. 33-54795.)

    10-g  Senior Management Long Term Disability Plan.
          (Exhibit 10-f to Form 10-K for 1986.)

    10-h  Senior Management Incentive Award Deferral
          Plan.  (Exhibit 10-g to Form 10-K for 1986.)

    10-i  Senior Management Financial Counseling Program.
          (Exhibit 10-h to Form 10-K for 1986.)

    10-j  Senior Management Executive Health Plan, effective
          January 1, 1987.  (Exhibit 10-i to Form 10-K for 1986.)

    10-k  Retirement Plan for Non-Employee Directors.
          (Exhibit 10-t to Form 10-K for 1985.)

    10-l  Form of Indemnity Agreement, effective July 1,
          1986, between SBC and each of its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

    10-m Form of Change of Control Severance Agreements for all Officers and certain Officers of SBC's subsidiaries. (Exhibit 10-p to Form 10-K for 1988.)

    10-n  Stock Savings Plan, revised effective February 1,
          1994. (Appendix A to Definitive Proxy Statement dated
          March 18, 1994.)

    10-o  1992 Stock Option Plan, revised effective
          December 1, 1993.  (Exhibit 10.15 to Registration
          Statement No. 33-54795.)

    10-p  Key Executive Officer Short Term Incentive Plan.
          (Appendix B to Definitive Proxy Statement dated March
          18, 1994.)

    10-q  Restricted Stock Plan for Non-Employee Directors.
          (Exhibit 10.17 to Registration Statement No. 33-54795.)

    10-r  Officer Retirement Savings Plan.  (Exhibit 10.18 to
          Registration Statement No. 33-54795.)

    10-s  1996 Stock and Incentive Plan.  (Appendix to
          Definitive Proxy Statement dated March 12, 1996.)

    12    Computation of Ratios of Earnings to Fixed Charges.

    13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1995. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

    21    Subsidiaries of SBC.

    23    Consent of Ernst & Young LLP.

    24    Powers of Attorney.

    27    Financial Data Schedule.

    99-a Annual Report on Form 11-K for the Savings Plan for the year 1995 to be filed under Form 10-K/A.

    99-b  Annual Report on Form 11-K for the Savings and
          Security Plan for the year 1995 to be filed under Form 10-K/A.

SBC will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. SBC will furnish any other exhibit at cost.

(b)       Reports on Form 8-K:

   On December 12, 1995, SBC filed a current report on Form 8-K reporting on Item 7, Financial Statements and Exhibits. SBC filed exhibits relating to the issuance of a fixed rate Medium-Term Note by Southwestern Bell Capital Corporation.


                                    SBC COMMUNICATIONS INC.                         Schedule II

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  Allowance for Uncollectibles
                                      Dollars in Millions


             COL. A                 COL. B      ------ COL. C------       COL. D       COL. E
                                                -----Additions------
                                                   (1)          (2)
                                                              Charged
                                  Balance at     Charged     to Other                 Balance
                                   Beginning    to Costs     Accounts    Deductions   at End
           Description                of           and       -Note (a)   -Note (b)      of
                                    Period      Expenses                              Period
Year 1995                           $ 130.4   186.2         45.5        228.1         $ 134.0
Year 1994                           $ 111.2   165.9         41.2        187.9         $ 130.4
Year 1993                           $  95.5   149.9         35.2        169.4         $ 111.2














(a)Amounts previously written off which were credited directly to this account when recovered.

(b)Amounts written off as uncollectible.



                                   SBC COMMUNICATIONS INC.                         Schedule II

                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            Accumulated Amortization of Intangibles
                                      Dollars in Millions


              COL. A                 COL. B     ------COL. C------       COL. D       COL. E
                                                -----Additions-----
                                                   (1)          (2)
                                                              Charged
                                   Balance at                to Other                 Balance
                                   Beginning     Charged     Accounts                 at End of
           Description                 of      to Expense               Deductions    Period
                                     Period
Year 1995                           $ 427.6   121.6         -           1.5            $ 547.7
Year 1994                           $ 368.2    96.6         -           37.2           $ 427.6
Year 1993                           $ 443.6   100.1         .7          176.2 (a)      $ 368.2













(a)Primarily related to the disposition of Metromedia Paging Services, Inc.



                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,
thereunto duly authorized, on the   12th day of March, 1996.

                                SBC COMMUNICATIONS INC.


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

Principal Executive Officer:
   Edward E. Whitacre Jr.*
   Chairman and
   Chief Executive Officer

Principal Financial and
 Accounting Officer:
   Donald E. Kiernan
   Senior Vice President, Treasurer
   and Chief Financial Officer
                                By  /s/ Donald E. Kiernan
Directors:                      (Donald E. Kiernan,
                                as attorney-in-fact
                                and on his own behalf as Principal
Edward E. Whitacre Jr.*         Financial Officer and Principal
Clarence C. Barksdale*          Accounting Officer)
James E. Barnes*
Jack S. Blanton*
August A. Busch III*                     March  12 , 1996
Ruben R. Cardenas*
Martin K. Eby, Jr.*
Tom C. Frost*
Jess Hay*
B. R. Inman*
Charles F. Knight*
Sybil C. Mobley*
Haskell M. Monroe, Jr.*
Carlos Slim Helu*
Patricia P. Upton *

* by power of attorney



                         EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

  Exhibit
    Number

    3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1995.
          (Exhibit 3 to Form 10-Q for the first quarter 1995.)

    3-b   Bylaws dated June 28, 1991. (Exhibit 3-b to Form 10-
          Q for the second quarter 1991.)

    4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    4-b   Support Agreement dated November 10, 1986, between
          SBC Communications Inc. (SBC) and Southwestern Bell
          Capital Corporation.  (Exhibit 4-b to Registration
          Statement No. 33-11669.)

    4-c Form of Rights Agreement, dated as of January 27, 1989, between SBC and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989.)

    4-d Amendment of Rights Agreement, dated as of August 5, 1992, among SBC, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7.)

    4-e Form of Rights Certificate (included in the attachment to the Amendment of Rights Agreement and identified as Exhibit B.) (Exhibit 4-b to Form 8-K, dated August 7, 1992.)

    4-f   Second Amendment of Rights Agreement, dated June 15,
          1994, between SBC and The Bank of New York, as successor Rights Agent. (Exhibit 4-e to Form 8-A/A, dated June 22, 1994.)

    10-a Senior Management Short Term Incentive Plan, revised January 1, 1991. (Exhibit 10-a to Form 10-K for 1990.)

    10-b Senior Management Long Term Incentive Plan, revised effective January 1, 1993. (Exhibit 10-b to Form 10-K for 1992.)

    10-c  Senior Management Survivor Benefit Plan.  (Exhibit
          10-c to Form 10-K for 1986.)

    10-d  Senior Management Supplemental Retirement Income
          Plan, revised effective January 1, 1993. (Exhibit 10-d to Form 10-K for 1992.)

    10-e  Senior Management Deferred Compensation Plan
          (effective for Units of Participation Having a Unit
          Start Date Prior to January 1, 1988), revised July 30,
          1993.  (Exhibit 10.5 to Registration Statement
          No. 33-54795.)

    10-f  Senior Management Deferred Compensation Plan of
          1988 (effective for Units of Participation Having a
          Unit Start Date of January 1, 1988 or later), revised
          July 30, 1993.  (Exhibit 10.6 to Registration Statement
          No. 33-54795.)

    10-g  Senior Management Long Term Disability Plan.
          (Exhibit 10-f to Form 10-K for 1986.)

    10-h  Senior Management Incentive Award Deferral
          Plan.  (Exhibit 10-g to Form 10-K for 1986.)

    10-i  Senior Management Financial Counseling Program.
          (Exhibit 10-h to Form 10-K for 1986.)

    10-j  Senior Management Executive Health Plan, effective
          January 1, 1987.  (Exhibit 10-i to Form 10-K for 1986.)

    10-k  Retirement Plan for Non-Employee Directors.
          (Exhibit 10-t to Form 10-K for 1985.)

    10-l  Form of Indemnity Agreement, effective July 1,
          1986, between SBC and each of its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

    10-m Form of Change of Control Severance Agreements for all Officers of SBC and certain Officers of SBC's subsidiaries. (Exhibit 10-p to Form 10-K for 1988.)

    10-n  Stock Savings Plan, revised effective February 1,
          1994. (Appendix A to Definitive Proxy Statement dated
          March 18, 1994.)

    10-o  1992 Stock Option Plan, revised effective
          December 1, 1993.  (Exhibit 10.15 to Registration
          Statement No. 33-54795.)

    10-p  Key Executive Officer Short Term Incentive Plan.
          (Appendix B to Definitive Proxy Statement dated March
          18, 1994.)

    10-q  Restricted Stock Plan for Non-Employee Directors.
          (Exhibit 10.17 to Registration Statement No. 33-54795.)

    10-r  Officer Retirement Savings Plan.  (Exhibit 10.18 to
          Registration Statement No. 33-54795.)

    10-s  1996 Stock and Incentive Plan.  (Appendix to
          Definitive Proxy Statement dated March 12, 1996.)

    12    Computation of Ratios of Earnings to Fixed Charges.

    13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1995. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

    21    Subsidiaries of SBC.

    23    Consent of Ernst & Young LLP.

    24    Powers of Attorney.

    27    Financial Data Schedule.

    99-a Annual Report on Form 11-K for the Savings Plan for the year 1995 to be filed under Form 10-K/A.

    99-b  Annual Report on Form 11-K for the Savings and
          Security Plan for the year 1995 to be filed under Form 10-K/A.