Form 10-Q
period 1996-03-31
SBC COMMUNICATIONS INC
filed 1996-05-07
CIK 732717

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



   (Mark One)

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended March 31, 1996

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

At April 30, 1996, 609,158,765 common shares were outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                             Three months ended
                                               March 31,
                                              1996       1995
Operating Revenues
Local service                            $ 1,732.6  $ 1,539.9
Network access                               804.0      743.3
Long-distance service                        224.4      210.2
Directory advertising                        104.2      115.0
Other                                        331.5      301.5
Total operating revenues                   3,196.7    2,909.9

Operating Expenses
Cost of services and products                933.1      867.5
Selling, general and administrative          917.7      802.3
Depreciation and amortization                545.9      532.2
Total operating expenses                   2,396.7    2,202.0
Operating Income                             800.0      707.9

Other Income (Expense)
Interest expense                            (120.1)    (133.8)
Equity in net income of affiliates            53.4        8.3
Other income (expense) - net                  (4.0)       1.8
Total other income (expense)                 (70.7)    (123.7)


Income Before Income Taxes                   729.3      584.2

Income Taxes
Federal                                      237.9      170.7
State and local                               27.4       18.3
Total income taxes                           265.3      189.0

Net Income                                $  464.0   $  395.2


Earnings Per Common Share                 $   0.76   $   0.65

Weighted Average Number of Common
  Shares Outstanding (in millions)           609.2      607.5

Dividends Declared Per Common Share       $   0.43   $ 0.4125

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
                                           March 31,    December 31,
                                               1996           1995
                                         (Unaudited)
Current Assets
Cash and cash equivalents                 $      570.8   $      489.9
Accounts receivable - net of allowances
for uncollectibles of $131.2 and $134.0        2,203.9        2,389.2
Material and supplies                             93.4          130.6
Prepaid expenses                                 286.7          156.8
Deferred charges                                 225.0          201.9
Other                                            396.1          311.0
Total current assets                           3,775.9        3,679.4
Property, Plant and Equipment - at cost       31,331.6       30,789.5
  Less: Accumulated depreciation
    and amortization                          18,179.2       17,801.2
Property, Plant and Equipment - Net           13,152.4       12,988.3
Intangible Assets - Net of
 Accumulated Amortization of $529.6
  and $547.7                                   2,623.2        2,679.4
Investments in Equity Affiliates               1,607.4        1,586.3
Other Assets                                   1,013.1        1,069.1
Total Assets                                $ 22,172.0     $ 22,002.5

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year               $  1,869.0     $  1,679.5
Accounts payable and accrued liabilities       2,920.2        3,125.3
Dividends payable                                261.9          251.4
Total current liabilities                      5,051.1        5,056.2
Long-Term Debt                                 5,587.6        5,672.3

Deferred Credits and Other Noncurrent
 Liabilities
Deferred income taxes                            749.6          723.5
Postemployment benefit obligation              2,732.8        2,735.7
Unamortized investment tax credits               278.3          286.6
Other noncurrent liabilities                   1,332.7        1,272.4
Total deferred credits and other
 noncurrent liabilies                          5,093.4        5,018.2

Shareowners' Equity
Common shares issued ($1 par value)              620.5          620.5
Capital in excess of par value                 6,305.0        6,297.6
Retained earnings                                878.9          672.4
Guaranteed obligations of employee
 stock ownership                                (259.7)        (272.5)
Foreign currency translation adjustment         (591.0)        (580.9)
Treasury shares (at cost)                       (513.8)        (481.3)
Total shareowners' equity                      6,439.9        6,255.8
Total Liabilities and Shareowners' Equity   $ 22,172.0     $ 22,002.5

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
                                                     Three months ended
                                                          March 31,
                                                     1996          1995
Operating Activities
Net income                                        $ 464.0       $ 395.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                    545.9         532.2
   Undistributed earnings from investments
    in equity affiliates                            (45.5)         (4.4)
   Provision for uncollectible accounts              39.9          32.2
   Amortization of investment tax credits            (8.3)        (12.0)
   Pensions and other postemployment expenses        24.6        (100.6)
   Deferred income taxes                             66.4          41.3
   Other - net                                     (171.0)       (235.0)
Total adjustments                                   452.0         253.7
Net Cash Provided by Operating Activities           916.0         648.9

Investing Activities
Construction and capital expenditures              (634.7)       (460.3)
Investments in affiliates                            (4.0)        (72.3)
Purchase of short-term investments                 (252.7)        (98.0)
Proceeds from short-term investments                167.7         122.8
Dispositions                                         44.8           -
Acquisitions                                          -          (360.9)
Net Cash Used in Investing Activities              (678.9)       (868.7)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                 112.1         599.7
Issuance of other short-term borrowings              88.8           -
Issuance of long-term debt                            0.1          92.2
Repayment of long-term debt                         (71.5)        (15.7)
Purchase of treasury shares                         (75.0)       (105.8)
Issuance of treasury shares                          14.4          16.5
Dividends paid                                     (225.1)       (214.4)
Net Cash Provided by (Used in) Financing
 Activities                                        (156.2)        372.5
Net increase in cash and cash equivalents            80.9         152.7
Cash and cash equivalents beginning of year         489.9         364.6
Cash and Cash Equivalents End of Period           $ 570.8       $ 517.3

Cash paid during the three months ended March 31 for:
     Interest                                     $ 133.7       $ 140.8
     Income taxes                                 $ 178.3       $ 320.9

See Notes to Consolidated Financial Statements.




SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)

                                                             Guaranteed
                                                             Obligation    Foreign
                                       Capital in            of Employe    Currency
                               Common  Excess of   Retained  Stock Owner-  Translation  Treasury
                               Shares  Par Value   Earnings  ship Plans    Adjustment    Shares
Balance, December 31, 1994    $ 620.5  $ 6,286.1  $ 2,593.5    $ (314.7)    $ (366.5)  $ (463.3)
Net income                        -          -        395.2         -            -          -
Dividends to shareowners          -          -       (250.0)        -            -          -
Reduction of debt associated
 with Employee Stock
 Ownership Plans                  -          -          -          12.2          -          -
Foreign currency translation
 adjustment                       -          -          -           -         (166.1)       -
Purchase of treasury shares       -          -          -           -            -       (105.8)
Issuance of treasury shares:
   Dividend Reinvestment Plan     -          2.5        -           -            -         29.3
   Other                          -         (1.3)       -           -            -         15.4
Other                             -          -          2.1         -            -          -
Balance, March 31, 1995       $ 620.5  $ 6,287.3  $ 2,740.8    $ (302.5)    $ (532.6)  $ (524.4)


Balance, December 31, 1995    $ 620.5  $ 6,297.6  $   672.4    $ (272.5)    $ (580.9)  $ (481.3)
Net income                        -          -        464.0         -            -          -
Dividends to shareowners          -          -       (261.9)        -            -          -
Reduction of debt associated
 with Employee Stock
 Ownership Plans                  -          -          -          12.8          -          -
Foreign currency translation
 adjustment                       -          -          -           -          (10.1)       -
Purchase of treasury shares       -          -          -           -            -        (75.0)
Issuance of treasury shares:
   Dividend Reinvestment Plan     -          9.6        -           -            -         24.8
   Other                          -         (2.2)       -           -            -         17.7
Other                             -          -          4.4         -            -          -
Balance, March 31, 1996       $ 620.5  $ 6,305.0   $  878.9    $ (259.7)    $ (591.0)  $ (513.8)


See Notes to Consolidated Financial Statements.


                                        * * * *

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:               1996     1995

  Return on weighted average shareowners' equity * . . . .    28.80%   18.88%
  Debt ratio *. . . . . . . . . . . . . . . . . . . . . . .   53.66%   48.70%
  Network access lines in service (000)  . . . . . . . . .    14,466   13,794
  Access minutes of use (000,000) . . . . . . . . . . . . .   14,048   12,678
  Long-distance messages billed (000)   . . . . . . . . . .  243,034  243,792
  Cellular customers (000)  . . . . . . . . . . . . . . . .    3,807    3,092
  Number of employees  . . . . . . . . . . . . . . . . . .    59,540   58,380


* 1996 reflects the impact of the 1995 third quarter extraordinary loss from discontinuance of regulatory accounting on shareowners' equity.





SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION - The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1995 Annual Report to Shareowners. Effective September 1995, Southwestern Bell Telephone Company (Telephone Company), SBC's largest subsidiary, discontinued its application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2. CONSOLIDATION - The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. The Telephone Company is SBC's largest subsidiary. All significant intercompany transactions are eliminated in the consolidation process. Investments in companies in which SBC owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. SUBSEQUENT EVENT - On April 1, 1996, SBC and Pacific Telesis Group (PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger agreement is subject to certain regulatory approvals as well as approval by the shareowners of each company at special meetings expected to be held within the next few months.


SBC COMMUNICATIONS INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

SBC Communications Inc. (SBC) reported net income of $464.0, or $.76 per share, for the first quarter of 1996. Financial results for the first quarters of 1996 and 1995 are summarized as follows:

                                    First Quarter        Percent
                                                        Change

                                                        1996 vs.
                                   1996       1995        1995

Operating revenues              $ 3,196.7 $ 2,909.9      9.9%
Operating expenses              $ 2,396.7 $ 2,202.0      8.8%
Net income                      $   464.0 $   395.2     17.4%

The primary factors contributing to the increase in net income during the first quarter of 1996 were growth in demand for services and products at the Telephone Company and Southwestern Bell Mobile Systems (Mobile Systems) and an increase in SBC's earnings from its equity affiliate, Telefonos de Mexico, S.A. de C.V. (Telmex).

SBC's operating revenues in the first quarter of 1996 increased
$286.8, or 9.9%, over the first quarter of 1995. Components of operating revenues for the first quarters of 1996 and 1995 are as follows:

                                    First Quarter        Percent
                                                        Change

                                                        1996 vs.
                                    1996       1995      1995
Local service
   Landline                    $ 1,120.8  $ 1,037.2       8.1%
   Wireless                        611.8      502.7      21.7%

Network access
   Interstate                      533.6      497.4      7.3%
   Intrastate                      270.4      245.9      10.0%

Long-distance service              224.4      210.2      6.8%

Directory advertising              104.2      115.0      (9.4)%

Other                              331.5      301.5      10.0%

     Total                     $ 3,196.7  $ 2,909.9       9.9%

     Landline local service revenues increased in the first quarter of 1996 due primarily to increases in demand, including 4.9% growth in the number of access lines since March 31, 1995, and increased demand for enhanced services, including Caller ID. Approximately 29% of access line growth was due to the sales of additional access lines to existing residential customers. Results for the first quarter of 1995 were negatively impacted by accruals for revenue sharing under the previous regulatory plan that was in effect through August 1995 in Texas.

     Wireless local service revenues increased in the first quarter of 1996 due primarily to a 23.1% increase in cellular customers since March 31, 1995, partially offset by a slight decline in average revenue per customer. Market penetration at the end of the first quarters of 1996 and 1995 was 9.4 and 7.6 customers per 100 residents, respectively, in Mobile Systems' service areas.

     Interstate network access revenues increased in the first quarter of 1996 due primarily to an increase in demand for access services. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase.

     Intrastate network access revenues increased in the first quarter of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the first quarter of 1996 due to the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need for these accruals. Excluding the effect of these accruals, long-distance service revenues in the first quarter of 1996 decreased due to the continuing impact of competition. However, long-distance service message volumes in the first quarter of 1996 were relatively unchanged from the first quarter of 1995, as competition-related decreases were mostly offset by the higher message volumes caused by optional calling plans.

     Directory advertising revenues decreased in the first quarter of 1996 as a result of the January 1996 sale of SBC's publishing contracts for GTE Corporation's service areas to GTE Directories.

     Other operating revenues increased in the first quarter of 1996 due primarily to increased demand for the Telephone
     Company's non-regulated services and products, including
     Caller ID equipment.

SBC's operating expenses in the first quarter of 1996 increased
$194.7, or 8.8%, over the first quarter of 1995. Components of operating expenses for the first quarters of 1996 and 1995 are as follows:

                                    First Quarter      Percent
                                                       Change

                                                       1996 vs.
                                     1996      1995      1995

Cost of services and products    $ 933.1    $ 867.5      7.6%

Selling, general and               917.7      802.3      14.4%
administrative

Depreciation and amortization      545.9      532.2      2.6%

  Total                        $ 2,396.7  $ 2,202.0      8.8%


     Cost of services and products increased for the first quarter of 1996 due to demand related increases at the Telephone Company, largely in the form of increases in materials, contract services and annual compensation increases. Increases at Mobile Systems, largely related to growth, were offset by the absence of costs related to directory printing contracts sold in January 1996.


     Selling, general and administrative expenses increased in the first quarter of 1996 largely due to growth-related increases at Mobile Systems and higher operating taxes, including the new Texas Infrastructure Fund established as part of legislation that became effective in September 1995.

Interest expense decreased $13.7, or 10.2%, in the first quarter of 1996, due primarily to lower debt levels.

Equity in net income of affiliates increased $45.1 in the first quarter of 1996. This increase was primarily due to higher earnings from SBC's investment in Telmex, due to stabilization of the peso and operational growth, indicated by increases in cellular customers and long-distance usage.

SBC's investment in Telmex is recorded in accordance with U.S.
generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Income taxes increased $76.3, or 40.4%, in the first quarter of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

REGULATORY ENVIRONMENT

Telecommunications Reform Legislation Both the Missouri and Kansas legislatures recently passed bills designed to reform state telecommunications regulation and facilitate implementation of the federal Telecommunications Act of 1996 (the Act). A further description of the Act is contained in SBC's 1995 annual report to shareowners. Both bills would replace rate of return regulation with forms of price cap regulation. Basic local rates will be capped at their current levels for four years in Missouri and three years in Kansas.

The Missouri bill provides for pricing flexibility and is designed to provide equal regulation for all competitors with the potential for price deregulation after five years unless the Missouri Public Service Commission finds that "effective competition" does not exist.

The Kansas bill provides for reduced regulation, including the possibility for price deregulation if the Kansas Corporation Commission finds that an alternative provider of comparable telecommunications services exists. Other provisions of the bill include a revenue neutral rate rebalancing between intrastate access charges and local service rates. This rebalancing is designed to lower intrastate long-distance rates, making them more comparable to interstate rates.

OTHER BUSINESS MATTERS

Merger Agreement  On April 1, 1996, SBC and Pacific Telesis Group
(PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger agreement is subject to certain regulatory approvals as well as approval by the shareowners of each company at special meetings expected to be held within the next few months.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996, as in 1995, SBC's primary source of funds continued to be cash provided by operating activities. This, combined with external financing and proceeds from the sale of directory printing contracts, was used primarily to fund capital expenditures and pay dividends. SBC had $570.8 of cash and cash equivalents available at March 31, 1996. SBC has entered into agreements with several banks for lines of credit totaling $1,055.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of March 31, 1996. Commercial paper and similar borrowings as of March 31, 1996 totaled $1,438.9.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 2 Agreement and Plan of Merger, among Pacific
     Telesis Group, SBC Communication Inc. and SBC Communications
     (NV) Inc., dated as of April 1, 1996.  (Exhibit 2 to
     Form 8-K (File No. 1-8610), dated April 1, 1996.)

     Exhibit 3 Restated Certificate of Incorporation of SBC
     Communications Inc., filed with the Secretary of State of Delaware on April 29, 1996.

     Exhibit 12 Computation of Ratios of Earnings to Fixed Charges.

     Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the first quarter ended March 31, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SBC Communications Inc.




May 7, 1996                        /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President,Treasurer
                                      and Chief Financial Officer