Form 10-K405/A
period 1995-12-31
SBC COMMUNICATIONS INC
filed 1996-06-14
CIK 732717

FORM 10-K/A

		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
	    Securities Exchange Act of 1934 (Fee Required)

	      For the fiscal year ended December 31, 1995

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

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1995 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99.a    Annual Report on Form 11-K for the SBC Savings
		    Plan for the year 1995.

(2) Exhibit 99.b    Annual Report on Form 11-K for the SBC Savings and
		    Security Plan for the year 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June, 1996.

			      SBC COMMUNICATIONS INC.

			      by  /s/ Donald E. Kiernan
				  Donald E. Kiernan
				  Senior Vice President, Treasurer
				    and Chief Financial Officer
June 14, 1996