Form 10-Q
period 1996-06-30
SBC COMMUNICATIONS INC
filed 1996-08-06
CIK 732717

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



(Mark One)

   x        Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

               For the period ended June 30, 1996

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

At July 31, 1996, 609,295,818 common shares were outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
                                  					Three months ended       Six months ended
                                   					      June 30,               June 30,
                             				    1996         1995       1996        1995
Operating Revenues
Local service                       $1,842.3    $ 1,625.0  $ 3,574.9   $ 3,164.9
Network access                         803.8        766.6    1,607.8     1,509.9
Long-distance service                  239.4        208.8      463.8       419.0
Directory advertising                  111.4        118.6      215.6       233.6
Other                                  335.8        306.0      667.3       607.5
Total operating revenues             3,332.7      3,025.0    6,529.4     5,934.9

Operating Expenses
Cost of services and products          980.3        881.8    1,913.4     1,749.3
Selling, general and administrative    953.5        849.7    1,871.2     1,652.0
Depreciation and amortization          553.8        539.3    1,099.7     1,071.5
Total operating expenses             2,487.6      2,270.8    4,884.3     4,472.8
Operating Income                       845.1        754.2    1,645.1     1,462.1

Other Income (Expense)
Interest expense                      (117.2)      (126.2)    (237.3)     (260.0)
Equity in net income of affiliates      65.6         46.1      119.0        54.4
Other expense - net                    (13.9)        (5.9)     (17.9)       (4.1)
Total other income (expense)           (65.5)       (86.0)    (136.2)     (209.7)


Income Before Income Taxes             779.6        668.2    1,508.9     1,252.4

Income Taxes
Federal                                249.7        200.1      487.6       370.8
State and local                         28.9         26.1       56.3        44.4
Total income taxes                     278.6        226.2      543.9       415.2

Net Income                          $  501.0    $   442.0   $  965.0    $  837.2


Earnings Per Common Share           $   0.82    $    0.73   $   1.58    $   1.38

Weighted Average Number of Common
  Shares Outstanding (in millions)     609.2        608.2      609.2       607.9

Dividends Declared Per Common Share $   0.43    $  0.4125   $   0.86    $  0.825

See Notes to Consolidated Financial Statements



SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts


                                                         								  June 30,    December 31,
                                                           								  1996           1995
Assets
							       (Unaudited)
Current Assets
Cash and cash equivalents                                       $   368.7      $   489.9
Short-term cash investments and other current asset                 704.5          311.0
Accounts receivable - net of allowances for uncollectibles of
 $140.7 and $134.0                                                2,220.0        2,389.2
Material and supplies                                                84.2          130.6
Prepaid expenses                                                    269.6          156.8
Deferred charges                                                    227.1          201.9
Total current assets                                              3,874.1        3,679.4
Property, Plant and Equipment - at cost                          31,702.2       30,789.5
  Less: Accumulated depreciation and amortization                18,426.5       17,801.2
Property, Plant and Equipment - Net                              13,275.7       12,988.3
Intangible Assets - Net of Accumulated Amortization of
 $559.1 and $547.7                                                2,593.7        2,679.4
Investments in Equity Affiliates                                  1,709.3        1,586.3
Other Assets                                                      1,042.1        1,069.1
Total Assets                                                   $ 22,494.9     $ 22,002.5

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                                  $  1,721.1     $  1,679.5
Accounts payable and accrued liabilities                          3,135.8        3,125.3
Dividends payable                                                   262.0          251.4
Total current liabilities                                         5,118.9        5,056.2
Long-Term Debt                                                    5,534.7        5,672.3

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                               769.8          723.5
Postemployment benefit obligation                                 2,728.0        2,735.7
Unamortized investment tax credits                                  270.4          286.6
Other noncurrent liabilities                                      1,382.5        1,272.4
Total deferred credits and other noncurrent liabilities           5,150.7        5,018.2

Shareowners' Equity
Common shares issued ($1 par value)                                 620.5          620.5
Capital in excess of par value                                    6,311.8        6,297.6
Retained earnings                                                 1,119.0          672.4
Guaranteed obligations of employee stock ownership plans           (246.7)        (272.5)
Foreign currency translation adjustment                            (600.5)        (580.9)
Treasury shares (at cost)                                          (513.5)        (481.3)
Total shareowners' equity                                         6,690.6        6,255.8
Total Liabilities and Shareowners' Equity                      $ 22,494.9     $ 22,002.5

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)




                                                    							 Six months ended
                                                   							     June 30,
                                           						       1996           1995
Operating Activities
Net income                                             $  965.0         $ 837.2
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                        1,099.7         1,071.5
   Undistributed earnings from investments in equity      (85.7)           (7.7)
    affiliates
   Provision for uncollectible accounts                    92.1            68.5
   Amortization of investment tax credits                 (16.2)          (24.0)
   Pensions and other postemployment expenses              66.5           (50.2)
   Deferred income taxes                                   95.1            68.2
   Other - net                                            (65.2)          (45.8)
Total adjustments                                       1,186.3         1,080.5
Net Cash Provided by Operating Activities               2,151.3         1,917.7

Investing Activities
Construction and capital expenditures                  (1,268.9)       (1,041.4)
Investments in affiliates                                 (24.1)          (16.0)
Purchase of short-term investments                       (675.9)         (200.3)
Proceeds from short-term investments                      294.1           134.8
Dispositions                                               52.3             -
Acquisitions                                              (17.0)         (434.4)
Net Cash Used in Investing Activities                  (1,639.5)       (1,557.3)

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                       108.3            25.0
Issuance of other short-term borrowings                   163.8            60.0
Repayment of other short-term borrowings                  (88.8)             -
Issuance of long-term debt                                  0.2           408.9
Repayment of long-term debt                              (275.3)          (60.3)
Purchase of treasury shares                              (105.2)         (105.8)
Issuance of treasury shares                                23.8            32.9
Dividends paid                                           (459.8)         (438.4)
Net Cash Used in Financing Activities                    (633.0)          (77.7)
Net increase (decrease) in cash and cash equivalents     (121.2)          282.7
Cash and cash equivalents beginning of year               489.9           364.6
Cash and Cash Equivalents End of Period                $  368.7        $  647.3

Cash paid during the six months ended June 30 for:
     Interest                                          $  256.9        $  262.3
     Income taxes                                      $  328.5        $  403.6

See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                        								Guaranteed
                                                        								Obligations  Foreign
                                   					    Capital in          of Employee  Currency
                            				     Common Excess of  Retained Stock Owner  Translation Treasury
                            				     Shares Par Value  Earnings ship Plans   Adjustment  Shares
Balance, December 31, 1994           $ 620.5 $ 6,286.1  $ 2,593.5  $ (314.7)  $ (366.5)  $ (463.3)
Net income                                                 837.2
Dividends to shareowners                                  (501.1)
Reduction of debt associated with
   Employee Stock Ownership Plans                                      24.5
Foreign currency translation adjustment                                          (58.9)
Purchase of treasury shares                                                                (105.8)
Issuance of treasury shares:
   Dividend Reinvestment Plan                    5.6                                         58.5
   Other                                        (3.6)                                        26.2
Other                                                        4.7
Balance, June 30, 1995              $ 620.5 $ 6,288.1   $ 2,934.3  $ (290.2)  $ (425.4)  $ (484.4)


Balance, December 31, 1995          $ 620.5 $ 6,297.6   $   672.4  $ (272.5)  $ (580.9)  $ (481.3)
Net income                                                  965.0
Dividends to shareowners                                   (523.9)
Reduction of debt associated with
   Employee Stock Ownership Plans                                      25.8
Foreign currency translation adjustment                                          (19.6)
Purchase of treasury shares                                                                (105.2)
Issuance of treasury shares:
   Dividend Reinvestment Plan                    16.5                                        53.9
   Other                                         (2.3)                                       19.1
Other                                                         5.5
Balance, June 30, 1996             $ 620.5  $ 6,311.8   $ 1,119.0  $ (246.7)  $ (600.5)  $ (513.5)

See Notes to Consolidated Financial Statements.


						     * * * *

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:                 1996       1995

  Return on weighted average shareowners' equity *  .  . .   29.44%     19.74%
  Debt ratio *. . . . . . . . . . . . . . . . . . .  . . .   52.03%     46.89%
  Network access lines in service (000) . . . . . .  . . .   14,632     13,899
  Access minutes of use (000,000) . . . . . . . . .  . . .   28,724     26,145
  Long-distance messages billed (000) . . . . . . .  . . .  498,246    497,493
  Cellular customers (000). . . . . . . . . . . . .  . . .    3,961      3,243
  Number of employees . . . . . . . . . . . . . . .  . . .   60,090     58,550


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

3. MERGER AGREEMENT - On April 1, 1996, SBC and Pacific Telesis Group (PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of SBC and PAC each approved the transaction, which had previously been approved by the board of directors of each company. The merger agreement is subject to certain regulatory approvals, including approval by the California Public Utilities Commission, which has established a schedule for review of the transaction with final comments from the interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first half of 1997.


SBC COMMUNICATIONS INC.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS


SBC Communications Inc. (SBC) reported net income of $501.0, or $.82 per share, for the second quarter of 1996 and net income of $965.0, or $1.58 per share, for the first six months of 1996. Financial results for the second quarters and first six months of 1996 and 1995 are summarized as follows:

                  Second Quarter              Six-Month Period

                                   Percent                        Percent
               1996      1995      Change     1996     1995       Change

Operating    $ 3,332.7 $ 3,025.0    10.2%     $ 6,529.4 $ 5,934.9    10.0%
revenues

Operating    $ 2,487.6 $ 2,270.8    9.5%       $ 4,884.3 $ 4,472.8    9.2%
expenses

Net income   $ 501.0   $ 442.0     13.3%      $ 965.0   $ 837.2     15.3%

The primary factor contributing to the increase in net income during the second quarter and first six months of 1996 was growth in demand for services and products at Southwestern Bell Telephone Company (Telephone Company) and Southwestern Bell Mobile Systems (Mobile Systems). Results for the first six months of 1996 also reflect an increase in SBC's earnings from its equity affiliate, Telefonos de Mexico, S.A. de C.V. (Telmex).

SBC's operating revenues in the second quarter and first six months of 1996 increased $307.7, or 10.2%, and $594.5, or 10.0%, over the second quarter and first six months of 1995. Components of operating revenues for the second quarters and first six months of 1996 and 1995 are as follows:

                    Second Quarter             Six-Month Period

                                    Percent                           Percent
                 1996      1995     Change         1996      1995     Change
Local service
   Landline   $ 1,171.6  $ 1,070.5    9.4%        $ 2,292.4 $ 2,107.7    8.8%

   Wireless     670.7     554.5      21.0          1,282.5   1,057.2    21.3

Network
access
   Interstate   530.6     510.8      3.9           1,064.2   1,008.2    5.6
   Intrastate   273.2     255.8      6.8           543.6     501.7      8.4

Long-distance   239.4     208.8      14.7          463.8     419.0      10.7
service

Directory       111.4     118.6      (6.1)         215.6     233.6      (7.7)
advertising

Other           335.8     306.0      9.7           667.3     607.5      9.8
     Total    $ 3,332.7  $ 3,025.0    10.2%      $ 6,529.4 $ 5,934.9    10.0%

     Landline local service revenues increased in the second quarter and first six months of 1996 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines since June 30, 1995 increased by 5.3%, with approximately 29% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 20%.

     Wireless local service revenues increased in the second quarter and first six months of 1996 due primarily to a 22.1% increase in cellular customers since June 30, 1995, partially offset by a slight decline in average revenue per customer. Market penetration at the end of the second quarters of 1996 and 1995 was 9.7 and 8.0 customers per 100 residents, respectively, in Mobile Systems' service areas.

     Interstate network access revenues increased in the second quarter and first six months of 1996 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase.

     Intrastate network access revenues increased in the second quarter and first six months of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the second quarter and first six months of 1996 due to intraLATA toll pool settlements and the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need to continue these accruals. Excluding these items, long-distance service revenues in the second quarter and first six months of 1996 decreased due to the continuing impact of competition from alternative intraLATA toll carriers. However, long-distance service message volumes were relatively unchanged; competition-related decreases in volumes were mostly offset by higher volumes caused by optional calling plans offered by the Telephone Company.

     Directory advertising revenues decreased in the second quarter and first six months of 1996 as a result of the January 1996 sale of SBC's publishing contracts for GTE
     Corporation's service areas to GTE Directories.

     Other operating revenues increased in the second quarter and first six months of 1996 due primarily to increased demand for the Telephone Company's non-regulated services and products.

SBC's operating expenses in the second quarter and first six months of 1996 increased $216.8, or 9.5%, and $411.5, or 9.2%, over the second quarter and first six months of 1995. Components of operating expenses for the second quarters and first six months of 1996 and 1995 are as follows:

                   Second Quarter           Six-Month Period

                                  Percent                             Percent
                 1996      1995   Change          1996     1995       Change

Cost of
services and  $ 980.3    $ 881.8     11.2%     $ 1,913.4  $ 1,749.3    9.4%
products

Selling,
general and     953.5      849.7     12.2%       1,871.2    1,652.0    13.3%
administrative


Depreciation
and             553.8      539.3     2.7%        1,099.7    1,071.5    2.6%
amortization
 Total        $ 2,487.6  $ 2,270.8    9.5%       $ 4,884.3  $ 4,472.8     9.2%


     Cost of services and products increased for the second quarter and first six months of 1996 due to demand related increases at the Telephone Company, primarily increases in switching system software license fees, materials and contract services as well as annual compensation increases. Other increases related to growth at Mobile Systems and increased directory-related paper and printing costs. These increases were partially offset by the absence of costs related to directory printing contracts sold in January 1996.

     Selling, general and administrative expenses increased in the second quarter and first six months of 1996 due to growth-related increases at Mobile Systems, higher operating taxes, including the new Texas Infrastructure Fund established for use by public institutions in upgrading their communications and computer technology, and annual compensation increases.

Interest expense decreased $9.0, or 7.1%, and $22.7, or 8.7%, in the second quarter and first six months of 1996 due to lower debt levels and capitalization of interest during construction required by the discontinuance of regulatory accounting in the third quarter of 1995. Under regulatory accounting, the Telephone Company accounted for a capitalization of both interest and equity costs during periods of construction as other income.

Equity in net income of affiliates increased $19.5 and $64.6 in the second quarter and first six months of 1996 reflecting improved results from SBC's investment in French cellular operations and the inclusion in 1995 of losses on United Kingdom cable operations which were merged into TeleWest Communications, P.L.C. and now are accounted for under the cost method. Six-months results also increased due to higher earnings from SBC's investment in Telmex. Telmex's earnings reflected the relative stabilization of the peso and operational growth, indicated by increases in cellular customers and long-distance usage.

SBC's investment in Telmex is recorded in accordance with U.S.
generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Income taxes increased $52.4, or 23.2%, and $128.7, or 31.0%, in the second quarter and first six months of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITION

Texas Local Service Certification Approximately 70 applications for competitive local service certification have been filed by alternative providers with the Texas Public Utility Commission
(TPUC), and more than half have been approved. Among the applicants is Sprint Corporation (Sprint), which has sought to avoid the Texas law's build-out requirements for a competitive local service certificate in the Telephone Company's service area through a request for waiver. Texas state law specifies build-out levels for proposed holders of facilities based certificates of authority, but the TPUC has indicated that it will waive the build-out requirements for Sprint.

Interconnect Agreements SBC has signed several interconnect agreements with companies seeking to provide local service within portions of the Telephone Company's service areas in Texas and Missouri. These agreements are subject to approval by the respective state commissions.

On August 1, 1996, the Federal Communications Commission (FCC) adopted rules concerning implementation of the Local Competition Provisions and other sections of the Telecommunications Act of 1996 and Interconnection between Local Exchange Carriers (LECs) and Commercial Mobile Radio Service Providers. The full text of the order has not yet been made available at the time of this filing. Some of the provisions of these rules were stated to include: establishing a baseline of terms and conditions for all arbitrated agreements, including default interim ceilings and ranges for interconnection agreements, discounts from retail prices for resale and transportation and termination charges; concluding that cellular, PCS, specialized mobile radio and other mobile radio service providers are telecommunications carriers, but not LECs, and, therefore, entitled to reciprocal compensation arrangements for the completion of calls originating with another carrier and may request interconnection with a LEC's network facilities; and, identifying a minimum set of seven network elements which provide technically feasible points of interconnection and requiring incumbent LECs to provide access to those network elements, allowing the requesting carriers to combine such elements as they choose. Nothing in the FCC's order as announced currently alters the collection of access charges paid by an interexchange carrier when the incumbent LEC provides exchange access service either directly or through resale. Separate access charge reform and universal service proceedings will address that issue. Management is not able to assess the effects of these rules on SBC's financial position or results of operations.

Long-Distance Services In July 1996, SBC signed a four-year exclusive memorandum of understanding with Sprint that covers wholesale long-distance services. The agreement with Sprint is expected to allow SBC to enter the long-distance marketplace following regulatory approvals. Exact terms of the agreement are subject to further negotiations between the companies and SBC anticipates signing a final contract later this year.

OTHER BUSINESS MATTERS

Merger Agreement  On April 1, 1996, SBC and Pacific Telesis Group
(PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of SBC and PAC each approved the transaction, which had previously been approved by the board of directors of each company. The merger agreement is subject to certain regulatory approvals, including approval by the California Public Utilities Commission which has established a schedule for review of the transaction with final comments from the interested parties due in December 1996. If approvals are granted, the transaction is expected to close in the first half of 1997.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, as in 1995, SBC's primary source of funds continued to be cash provided by operating activities. This, combined with external financing and proceeds from the sale of directory printing contracts, was used primarily to fund capital expenditures and pay dividends during the first six months of 1996, and should be adequate to fund these expenditures for the remainder of the year. Due to high levels of growth at the Telephone Company and Mobile Systems, SBC anticipates capital expenditures for 1996 will increase to approximately $3 billion. SBC had $368.7 of cash and cash equivalents and $624.8 of other short-term investments available at June 30, 1996. SBC has entered into agreements with several banks for lines of credit totaling $1,055.0, all of which may be used to support commercial paper borrowings. These lines had not been utilized as of June 30, 1996. Commercial paper and similar borrowings as of June 30, 1996 totaled $1,421.3.



PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 26, 1996, in San Antonio, Texas. Shareowners representing 504,514,271 shares of common stock were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

      DIRECTOR                     FOR          WITHHELD*
      James E. Barnes
                             492,880,400       11,633,871

      Haskell M. Monroe
                             495,210,842       9,303,429

      Patricia P. Upton
                             495,312,454       9,201,817

      Edward E. Whitacre,
      Jr.                    495,297,928       9,216,343

      * Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares voted in person at the meeting where the shareowner did not vote for such director or directors.

(c) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December
     31, 1996.  The vote was 497,680,311 FOR and 3,936,264
     AGAINST, with 2,897,696 shares ABSTAINING.

(d)  Shareowners approved the amendment to SBC's Restated
     Certificate of Incorporation to increase the number of authorized shares of common stock. The vote was 427,163,487 FOR and 70,307,703 AGAINST, with 7,043,081 shares ABSTAINING.

(e)  Shareowners approved the 1996 Stock and Incentive Plan.
     The vote was 425,530,263 FOR and 68,170,139 AGAINST, with
     10,813,869 shares ABSTAINING.

Special Meeting of Shareowners

(a) A special meeting of the shareowners of SBC was held on July 31, 1996, in San Antonio, Texas. Shareowners representing 448,178,135 shares of common stock were present in person or were represented at the meeting by proxy.

(b) Shareowners approved and adopted the Agreement and Plan of Merger among Pacific Telesis Group, SBC and SBC Communications (NV) Inc, a wholly-owned subsidiary of SBC dated as of April 1, 1996 and approved the transactions contemplated thereby. The vote was 433,944,713 FOR and 9,667,842 AGAINST, with 4,565,580 shares ABSTAINING.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.  The registrant was previously known as Southwestern
                Bell Corporation, and all references in the exhibits to that name are to the registrant.

     Exhibit 10-a   Stock Savings Plan, revised effective July 26, 1996.

     Exhibit 10-b   1992 Stock Option Plan, revised effective July 26, 1996.

     Exhibit 10-c 1995 Management Stock Option Plan, revised effective July 26, 1996.

     Exhibit 10-d   1996 Stock and Incentive Plan, revised effective
                    July 26, 1996.

     Exhibit 12     Computation of Ratios of Earnings to Fixed
                    Charges.

     Exhibit 27     Financial Data Schedule.

(b)  Reports on Form 8-K

     On April 1, 1996, SBC Communications Inc. (SBC) filed a
     Current Report on Form 8-K, reporting on Item 5, Other
     Events and Item 7, Exhibits. In the Report, SBC announced the terms of a definitive agreement to merge an SBC subsidiary with Pacific Telesis Group.


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SBC Communications Inc.




August   6, 1996                   /s/ Donald E. Kiernan
                                   Donald E. Kiernan
                                   Senior Vice President,Treasurer
                                      and Chief Financial Officer