Form 10-Q
period 1996-09-30
SBC COMMUNICATIONS INC
filed 1996-11-05
CIK 732717

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

X                 Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the period ended September 30, 1996

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


At October 31, 1996, 603,660,839 common shares were outstanding.


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


SBC COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)

                                                              Three months ended            Nine months ended
                                                                  September 30,                September 30,

                                                              1996            1995           1996            1995

Operating Revenues
Local service                                                $1,887.8        $1,667.5      $5,462.7         $4,832.4
Network access                                                820.1           780.8         2,427.9          2,290.7
Long-distance service                                         234.3           210.3         698.1            629.3
Directory advertising                                         307.6           313.4         523.2            547.0
Other                                                         350.6           320.3         1,017.9          927.8

Total operating revenues                                      3,600.4         3,292.3       10,129.8         9,227.2


Operating Expenses
Cost of services and products                                 1,049.6         963.7         2,963.0          2,713.0
Selling, general and administrative                           999.4           904.2         2,870.6          2,556.2
Depreciation and amortization                                 571.8           541.1         1,671.5          1,612.6

Total operating expenses                                      2,620.8         2,409.0       7,505.1          6,881.8

Operating Income                                              979.6           883.3         2,624.7          2,345.4


Other Income (Expense)
Interest expense                                              (115.1)         (129.3)       (352.4)          (389.3)
Equity in net income of affiliates                            78.6            55.5          197.6            109.9
Other expense - net                                           (14.8)          (9.5)         (32.7)           (13.6)

Total other income (expense)                                  (51.3)          (83.3)        (187.5)          (293.0)


Income Before Income Taxes and
  Extraordinary Loss                                          928.3           800.0         2,437.2          2,052.4


Income Taxes
Federal                                                       303.5           236.6         791.1            607.4
State and local                                               31.5            29.1          87.8             73.5

Total income taxes                                            335.0           265.7         878.9            680.9
Income Before Extraordinary Loss                              593.3           534.3         1,558.3          1,371.5
Extraordinary Loss from Discontinuance
  of Regulatory Accounting, net of tax                        -               (2,819.3)     -                (2,819.3)


Net Income (Loss)                                            $593.3          $(2,285.0)    $1,558.3         $(1,447.8)


Earnings Per Common Share:
Income Before Extraordinary Loss                             $0.97           $0.88         $2.56            $2.25
Extraordinary Loss from Discontinuance
  of Regulatory Accounting, net of tax                        -               (4.63)        -                (4.63)

Net Income (Loss)                                            $0.97           $(3.75)       $2.56            $(2.38)


Weighted Average Number of Common
  Shares Outstanding (in millions)                            608.6           609.9         609.0            608.5


Dividends Declared Per Common Share                          $0.43           $0.4125       $1.29            $1.2375


See Notes to Consolidated Financial Statements.






SBC COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts


                                                                            September 30,          December 31,

                                                                                    1996            1995

Assets                                                                           (Unaudited)
Current Assets
Cash and cash equivalents                                                     $        689.5   $        489.9
Short-term cash investments and other current assets                                   514.6            311.0
Accounts receivable - net of allowances for uncollectibles of
  $155.4 and $134.0                                                                  2,370.8          2,389.2
Material and supplies                                                                   79.9            130.6
Prepaid expenses                                                                       348.2            156.8
Deferred charges                                                                       221.4            201.9

Total current assets                                                                 4,224.4          3,679.4

Property, Plant and Equipment - at cost                                             32,128.8         30,789.5
  Less: Accumulated depreciation and amortization                                   18,620.3         17,801.2

Property, Plant and Equipment - Net                                                 13,508.5         12,988.3

Intangible Assets - Net of Accumulated Amortization of
  $588.1 and $547.7                                                                  2,564.2          2,679.4

Investments in Equity Affiliates                                                     1,774.5          1,586.3

Other Assets                                                                         1,070.0          1,069.1

Total Assets                                                                  $     23,141.6   $     22,002.5


Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                                                 $      1,975.4   $      1,679.5
Accounts payable and accrued liabilities                                             3,336.1          3,125.3
Dividends payable                                                                      260.3            251.4

Total current liabilities                                                            5,571.8          5,056.2

Long-Term Debt                                                                       5,482.0          5,672.3


Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                                                  797.0            723.5
Postemployment benefit obligation                                                    2,738.8          2,735.7
Unamortized investment tax credits                                                     262.6            286.6
Other noncurrent liabilities                                                         1,450.0          1,272.4

Total deferred credits and other noncurrent liabilities                              5,248.4          5,018.2


Shareowners' Equity
Common shares issued ($1 par value)                                                    620.5            620.5
Capital in excess of par value                                                       6,316.9          6,297.6
Retained earnings                                                                    1,453.0            672.4
Guaranteed obligations of employee stock ownership plans                              (242.3)          (272.5)
Foreign currency translation adjustment                                               (601.7)          (580.9)
Treasury shares (at cost)                                                             (707.0)          (481.3)

Total shareowners' equity                                                            6,839.4          6,255.8

Total Liabilities and Shareowners' Equity                                     $     23,141.6   $     22,002.5


See Notes to Consolidated Financial Statements.



SBC COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)

                                                                                     Nine months ended
                                                                                       September 30,

                                                                                   1996          1995

Operating Activities
Net income (loss)                                                             $    1,558.3    $ (1,447.8)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                   1,671.5       1,612.6
   Undistributed earnings from investments in equity affiliates                     (151.6)        (58.9)
   Provision for uncollectible accounts                                              162.9         118.8
   Amortization of investment tax credits                                            (24.0)        (34.4)
   Pensions and other postemployment expenses                                        118.1           0.1
   Deferred income taxes                                                             132.4         206.6
   Extraordinary loss, net of tax                                                      -         2,819.3
   Other - net                                                                      (214.0)       (286.8)

Total adjustments                                                                  1,695.3       4,377.3

Net Cash Provided by Operating Activities                                          3,253.6       2,929.5


Investing Activities
Construction and capital expenditures                                             (2,014.0)     (1,619.5)
Investments in affiliates                                                            (28.1)        (16.0)
Purchase of short-term investments                                                  (750.8)       (596.7)
Proceeds from short-term investments                                                 568.5         315.9
Dispositions                                                                          67.4           -
Acquisitions                                                                         (37.0)       (515.6)

Net Cash Used in Investing Activities                                             (2,194.0)     (2,431.9)


Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                                                  198.3          94.0
Issuance of other short-term borrowings                                              208.8          91.1
Repayment of other short-term borrowings                                             (88.8)        (60.0)
Issuance of long-term debt                                                           114.9         438.9
Repayment of long-term debt                                                         (299.5)       (241.5)
Purchase of treasury shares                                                         (337.9)       (129.0)
Issuance of treasury shares                                                           38.9          62.3
Dividends paid                                                                      (694.7)       (663.4)

Net Cash Used in Financing Activities                                               (860.0)       (407.6)

Net increase in cash and cash equivalents                                            199.6          90.0

Cash and cash equivalents beginning of year                                          489.9         364.6

Cash and Cash Equivalents End of Period                                       $      689.5    $    454.6


Cash paid during the nine months ended September 30 for:
     Interest                                                                 $      358.0    $    381.8
     Income taxes                                                             $      604.5    $    583.2

See Notes to Consolidated Financial Statements.




SBC COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)


                                                                                      Guaranteed
                                                                                     Obligations       Foreign
                                                         Capital in                   of Employee     Currency
                                            Common       Excess of     Retained     Stock Owner-    Translation       Treasury
                                              Shares      Par Value     Earnings      ship Plans    Adjustment         Shares


Balance, December 31, 1994                   $ 620.5      $ 6,286.1    $  2,593.5      $(314.7)        $ (366.5)         $ (463.3)
Net income (loss)                               -             -          (1,447.8)         -                -                 -
Dividends to shareowners                        -             -            (753.3)         -                -                 -
Reduction of debt associated with
   Employee Stock Ownership Plans               -             -             -             29.8              -                 -
Foreign currency translation adjustment       -             -             -              -              (90.0)              -
Purchase of treasury shares                     -             -             -              -                -              (129.0)
Issuance of treasury shares:
   Dividend Reinvestment Plan                   -              10.1         -              -                -                86.5
   Other                                        -              (4.0)        -              -                -                73.9
Other                                           -             -               9.5          -                -                 -

Balance, September 30, 1995                  $ 620.5      $ 6,292.2    $    401.9      $(284.9)        $ (456.5)         $ (431.9)


Balance, December 31, 1995                   $ 620.5      $ 6,297.6    $     672.4     $(272.5)        $ (580.9)         $ (481.3)
Net income                                      -             -            1,558.3          -               -                 -
Dividends to shareowners                        -             -             (784.2)         -               -                 -
Reduction of debt associated with
   Employee Stock Ownership Plans               -             -             -              30.2             -                 -
Foreign currency translation adjustment       -             -             -               -             (20.8)              -
Purchase of treasury shares                     -             -             -               -               -              (337.9)
Issuance of treasury shares:
   Dividend Reinvestment Plan                   -              21.8         -               -               -                83.1
   Other                                        -              (3.7)        -               -               -                29.1
Other                                           -               1.2            6.5          -               -                 -

Balance, September 30, 1996                  $ 620.5      $ 6,316.9    $   1,453.0     $ (242.3)       $ (601.7)         $ (707.0)


See Notes to Consolidated Financial Statements.

                                                           * * * *

SELECTED FINANCIAL AND OPERATING DATA


At September 30, or for the nine months then ended:                                   1996         1995

  Return on weighted average shareowners' equity * . . . . . . . . . . . . .        31.13%          22.00%
  Debt ratio *. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         52.16%          54.97%
  Network access lines in service (000). . . . . . . . . . . . . . . . . . .        14,799          14,074
  Access minutes of use (000,000) . . . . . . . . . . . .                           43,586          39,854
  Long-distance messages billed (000)   . . . . . . . . . . . . . . . . . .        753,004         751,405
  Cellular customers (000). . . . . . . . . . . . . . . . . . . . . . . . .          4,125           3,387
  Number of employees. . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,510          58,720

* Reflects the impact of the 1995 third quarter extraordinary loss from discontinuance of regulatory accounting on shareowners' equity.

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

1.BASIS OF PRESENTATION - The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1995
  Annual Report to Shareowners.

2.CONSOLIDATION - The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. Southwestern Bell Telephone Company
  (Telephone Company) is SBC's largest subsidiary. All significant intercompany transactions are eliminated in the consolidation process.
  Investments in companies in which SBC owns 20% to 50% of the voting common stock or otherwise exercises significant influence over operating and financial policies of the company are accounted for under the equity method.
  Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's
  Consolidated Statements of Income.

3.MERGER AGREEMENT - On April 1, 1996, SBC and Pacific Telesis Group (PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of SBC and PAC each approved the transaction, which had previously been approved by the board of directors of each company. On
  November 5, 1996, the United States Department of Justice announced it will not initate action on the merger under the Hart-Scott Rodino antitrust law.
  The merger agreement is subject to certain other regulatory approvals, including approval by the California Public Utilities Commission, which has established a schedule for review of the transaction with final comments from the interested parties due in January 1997. If approvals are granted, the transaction is expected to close in the first half of 1997.

4.EXTRAORDINARY LOSS - Effective September 1995, the Telephone Company discontinued its application of Statement of Financial Accounting Standards
  No. 71, "Accounting for the Effects of Certain Types of Regulation (FAS 71)."
  Upon discontinuance of FAS 71, the Telephone Company recorded a non-cash, extraordinary charge of $2,819.3 (after a deferred tax benefit of $1,764.0).
  This charge is composed of an after-tax charge of $2,897.3 to reduce the net carrying value of telephone plant, partially offset by an after-tax benefit of $78.0 for the elimination of net regulatory liabilities.
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS


SBC Communications Inc. (SBC) reported net income of $593.3, or $.97 per share, for the third quarter of 1996 and net income of $1,558.3, or $2.56 per share, for the first nine months of 1996. Financial results for the third quarters and first nine months of 1996 and 1995 are summarized as follows:



                                      Third Quarter                                 Nine-Month Period


                                                           Percent                                           Percent
                            1996           1995             Change            1996           1995             Change

Operating revenues        $ 3,600.4      $ 3,292.3           9.4%           $  10,129.8    $ 9,227.2           9.8%
Operating expenses        $ 2,620.8      $ 2,409.0           8.8%           $   7,505.1    $ 6,881.8           9.1%
Income before
  extraordinary loss      $   593.3      $   534.3          11.0%           $   1,558.3    $ 1,371.5          13.6%
Extraordinary loss             -         $(2,819.3)          -                   -         $(2,819.3)          -
Net income (loss)         $   593.3      $(2,285.0)          -              $   1,558.3    $(1,447.8)          -


The primary factors contributing to the increase in net income during the third quarter and first nine months of 1996 were growth in demand for services and products at Southwestern Bell Telephone Company (Telephone Company) and Southwestern Bell Mobile Systems (Mobile Systems). Results for the third quarter and first nine months of 1996 also reflect increased contributions from SBC's international equity affiliates.

SBC's operating revenues in the third quarter and first nine months of 1996 increased $308.1, or 9.4%, and $902.6, or 9.8%, over the third quarter and first nine months of 1995. Components of operating revenues for the third quarters and first nine months of 1996 and 1995 are as follows:



                                        Third Quarter                                Nine-Month Period


                                                             Percent                                         Percent
                              1996           1995            Change          1996           1995             Change



Local service
   Landline                 $ 1,202.8      $ 1,085.1          10.8%         $   3,495.2    $ 3,192.8           9.5%
   Wireless                     685.0          582.4          17.6              1,967.5      1,639.6          20.0
Network access
   Interstate                   537.1          517.7           3.7              1,601.3      1,525.9           4.9
   Intrastate                   283.0          263.1           7.6                826.6        764.8           8.1
Long-distance service           234.3          210.3          11.4                698.1        629.3          10.9
Directory advertising           307.6          313.4          (1.9)               523.2        547.0          (4.4)
Other                           350.6          320.3           9.5              1,017.9        927.8           9.7

     Total                  $ 3,600.4      $ 3,292.3           9.4%         $  10,129.8    $ 9,227.2           9.8%



     Landline local service revenues increased in the third quarter and first nine months of 1996 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.2% since September 30, 1995, with approximately
     29% of access line growth due to the sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

     Wireless local service revenues increased in the third quarter and first nine months of 1996 due primarily to a 21.8% increase in cellular customers since September 30, 1995, partially offset by a slight decline in average revenue per customer. Market penetration at the end of the third quarters of 1996 and 1995 was 10.1 and 8.3 customers per 100 residents, respectively, in Mobile Systems' service areas.

     Interstate network access revenues increased in the third quarter and first nine months of 1996 due primarily to an increase in demand for access services by interexchange carriers. Growth in revenues from end user charges attributable to an increasing access line base also contributed to the increase. Reduced rates under the Federal Communications Commission's
     (FCC) revised price cap plan, which was effective August 1, 1995, partially offset the increases in the third quarter and, to a lesser extent, the first nine months of 1996.

     Intrastate network access revenues increased in the third quarter and first nine months of 1996 due primarily to increases in demand, including usage by alternative intraLATA toll carriers.

     Long-distance service revenues increased in the third quarter of 1996 primarily due to growth in wireless revenues, including revenues from interLATA service beginning in February 1996. Also increasing results for the third quarter and first nine months of 1996 were intraLATA toll pool settlements and the inclusion in 1995 of accruals for rate reductions relating to an appealed 1992 rate order in Oklahoma. The settlement of the appeals in October 1995 eliminated the need to continue these accruals.
     Absent these accruals and settlements, the Telephone Company's long-distance service revenues in the third quarter and first nine months of 1996 decreased due to the continuing impact of price competition from alternative intraLATA toll carriers. Competition has had less impact on message volumes, which were relatively unchanged, due to the Telephone
     Company's deployment and promotion of optional calling plans.

     Directory advertising revenues decreased in the third quarter and first nine months of 1996 as increases in yellow pages revenues from Southwestern Bell
     Yellow Pages, Inc. were more than offset by decreases resulting from the January 1996 sale of SBC's publishing contracts for GTE Corporation's service areas to GTE Directories.

     Other operating revenues increased in the third quarter and first nine months of 1996 due primarily to increased demand for the Telephone
     Company's non-regulated services and products.

SBC's operating expenses in the third quarter and first nine months of 1996 increased $211.8, or 8.8%, and $623.3, or 9.1%, over the third quarter and first nine months of 1995. Components of operating expenses for the third quarters and first nine months of 1996 and 1995 are as follows:




                                      Third Quarter                                Nine-Month Period

                                                           Percent                                         Percent
                            1996           1995             Change          1996           1995             Change

Cost of services and
  products                $ 1,049.6      $   963.7           8.9%         $ 2,963.0      $ 2,713.0           9.2%
Selling, general and
  administrative              999.4          904.2          10.5            2,870.6        2,556.2          12.3
Depreciation and
  amortization                571.8          541.1           5.7            1,671.5        1,612.6           3.7

  Total                   $ 2,620.8      $ 2,409.0           8.8%         $ 7,505.1      $ 6,881.8           9.1%




     Cost of services and products increased for the third quarter and first nine months of 1996 due to demand related increases at the Telephone Company, primarily increases in switching system software license fees, network expansion and maintenance and annual compensation. Other increases related to growth at Mobile Systems.

     Selling, general and administrative expenses increased in the third quarter and first nine months of 1996 primarily due to growth-related increases at Mobile Systems. Also contributing to increases in both periods were increases in annual compensation and contracted services. In addition, nine month results reflect higher operating taxes, including the 1996 Texas Infrastructure Fund assessments, which for the third quarter were partially offset by decreases in other operating taxes.

Interest expense decreased $14.2, or 11.0%, and $36.9, or 9.5%, in the third quarter and first nine months of 1996 due to lower interest rates on short-term debt, lower debt levels and capitalization of interest during construction required by the discontinuance of regulatory accounting in the third quarter of 1995. Under regulatory accounting, the Telephone Company accounted for a capitalization of both interest and equity costs during periods of construction as other income.

Equity in net income of affiliates increased $23.1 and $87.7 in the third quarter and first nine months of 1996. Comparisons to 1995 are affected by the inclusion in 1995 of losses on United Kingdom cable operations and exchange losses on the non-peso denominated debt of Telefonos de Mexico, S.A. de C.V. (Telmex). SBC's United Kingdom cable operations were merged into TeleWest Communications, P.L.C. in October 1995 and now are accounted for under the cost method. Additionally, 1996 reflects improved results from SBC's investment in French cellular operations and net gains on international affiliate investment transactions. Operationally, Telmex results were relatively flat as decreases in the value of the peso were mainly offset by operational growth and SBC's higher percentage ownership resulting from Telmex's repurchase of outstanding shares.

SBC's investment in Telmex is recorded in accordance with U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Income taxes increased $69.3, or 26.1%, and $198.0, or 29.1%, in the third quarter and first nine months of 1996 due to higher earnings and the effect on taxes of the discontinuance of regulatory accounting in the third quarter of 1995.

Extraordinary Loss - As described in Note 4 to the consolidated financial statements, SBC recorded an extraordinary loss of $2.8 billion from discontinuance of regulatory accounting which included a reduction in plant asset lives by the Telephone Company in the third quarter of 1995.


OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS


COMPETITION

Federal Legislation - In February 1996, the Telecommunications Act of 1996 (the
Act) was enacted as a comprehensive federal telecommunications law. Among other things, the Act established certain terms and conditions intended to promote competition for the Telephone Company's local exchange services and defined conditions SBC must comply with before being permitted to offer wireline interLATA long-distance service in the Telephone Company's five-state area (Texas, Missouri, Oklahoma, Kansas and Arkansas). SBC may offer this service after obtaining state approval for an interconnection agreement with a predominantly facilities-based competitor serving residential and business customers that complies with a 14 point competitive checklist and FCC approval of SBC's checklist compliance. The Act also directed the FCC to establish rules and regulations to implement the Act, and to preempt specific state law provisions under certain circumstances.

FCC Rules - In August 1996, the FCC adopted rules by which competitors could connect with Local Exchange Carriers' (LEC) networks, including those of the Telephone Company. Some of the provisions of the rules addressed unbundling of network elements, pricing for interconnection and unbundled elements (pricing provisions), and resale of network services. The FCC rules were appealed by numerous parties, including SBC, other LECs, various state regulatory commissions and the National Association of Regulatory Utility Commissioners.

FCC Rules Stayed - On October 15, 1996, the United States Court of Appeals for the Eighth Circuit (Court) issued an order to stay the FCC's pricing provisions and its rules permitting new entrants to "pick and choose" among the terms and conditions of approved interconnection agreements. Other provisions of rules adopted by the FCC in August 1996 to implement the Act remain in effect. The terms of the stay will be in effect pending a review by the Court of the appeal of the FCC rules, beginning in January 1997. The FCC has filed a request to vacate the Court's stay with the United States Supreme Court.

The effects of the FCC rules are dependent on many factors including, but not limited to: the ultimate resolution of the pending appeals; the number and nature of competitors requesting interconnection, unbundling or resale; and the results of the state regulatory commissions' review and handling of related matters within their jurisdictions. Accordingly, an assessment of the impact of the FCC rules on SBC's business is not possible.

Local Service Certification - Companies wishing to provide competitive local service have filed numerous applications with state commissions throughout the Telephone Company's five-state area, and the commissions of each state have begun approving these applications. The Texas Public Utility Commission (TPUC) has approved the application of Sprint Corporation to be granted a certificate of authority, waiving the build-out requirements specified under state law for facilities-based certificates of authority.

Interconnection Agreements - Companies seeking to connect to the Telephone Company's network and provide local service must enter into interconnection agreements with the Telephone Company, which are then subject to approval by the appropriate state commission. The Telephone Company has entered into agreements in each of its five states, and Texas, Missouri and Oklahoma commissions have approved various agreements. Several companies who have failed to agree on all terms of an interconnection agreement with the Telephone Company have filed for binding arbitration before the state commissions in the five-state area. Only one arbitration has been ruled on to date.

On October 31, 1996, the TPUC announced its ruling in a consolidated arbitration hearing between the Telephone Company and AT&T Corp, MCI Communications, MFS Communications, Teleport Communications Group, and American Communications Services, Inc. The TPUC approved interim interconnection rates to be charged by the Telephone Company as well as certain other terms of interconnection between the parties. Agreements containing these rates and terms must be filed by November 19, 1996 with the TPUC, which has stated it intends to issue its final ruling on the agreements by December 19, 1996. The Telephone Company was also ordered to file revised cost support for the establishment of permanent rates with the TPUC by January 15, 1997, with an anticipated effective date of April 1997.

As a result of these agreements, the Telephone Company expects that in 1997 it will experience local exchange competition from one or more of these providers in selected markets. When these agreements are finalized, SBC intends to use these and all other approved agreements as a part of its application to the FCC to provide interLATA long-distance in Texas.

OTHER BUSINESS MATTERS

Merger Agreement - On April 1, 1996, SBC and Pacific Telesis Group (PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock, subject to adjustment as described in the merger agreement. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. On July 31, 1996, the shareowners of SBC and PAC each approved the transaction, which had previously been approved by the board of directors of each company. On November 5, 1996, the United States Department of Justice announced it will not initate action on the merger under the Hart-Scott-Rodino antitrust law. The merger agreement is subject to certain other regulatory approvals, including approval by the California Public Utilities Commission, which has established a schedule for review of the transaction with final comments from the interested parties due in January 1997. If approvals are granted, the transaction is expected to close in the first half of 1997..

LIQUIDITY AND CAPITAL RESOURCES


During the first nine months of 1996, as in 1995, SBC's primary source of funds continued to be cash provided by operating activities. This, combined with external financing and proceeds from the sale of directory printing contracts, was used primarily to fund capital expenditures and pay dividends during the first nine months of 1996. Due to growth at the Telephone Company and Mobile Systems, SBC now anticipates capital expenditures for 1996 will approximate
$3 billion. Internally generated funds, combined with proceeds of external financing, should be adequate to fund capital expenditures and dividends for the remainder of the year. SBC had $689.5 of cash and cash equivalents and $425.3 of other short-term investments available at September 30, 1996. SBC has entered into agreements with several banks for lines of credit totaling $1,055.0, all of which may be used to support commercial paper borrowings.
These lines had not been utilized as of September 30, 1996. Commercial paper and similar borrowings as of September 30, 1996 totaled $1,556.3.


SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits


     Exhibit 12   Computation of Ratios of Earnings to Fixed Charges.

     Exhibit 27   Financial Data Schedule.

(b)   Reports on Form 8-K


     On August 13, 1996, SBC Communications Inc. (SBC) filed a Current Report on Form 8-K, reporting on Item 7, Financial Statements and Exhibits. In the Report, SBC provided pro forma combined condensed financial statements of SBC and Pacific Telesis Group assuming the merger will be accounted for as a "pooling of interests."

     On September 30, 1996, SBC filed a Current Report on Form 8-K reporting on
     Item 5, Other Events and Item 7, Financial Statements and Exhibits. In the Report, SBC filed exhibits relating to the establishment of SBC Communications Capital Corporation (formerly known as Southwestern Bell Capital Corporation) Medium-Term Notes, Series E for up to $1 billion of Medium-Term Notes Due Nine Months or More from Date of Issue.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.



November 5, 1996                          /s/ Donald E. Kiernan
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer