Form 10-K405
period 1996-12-31
SBC COMMUNICATIONS INC
filed 1997-03-11
CIK 732717

FORM 10-K
                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

             For fiscal year ended December 31, 1996

                                OR

____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

          $75 Million 8.48% Medium-Term Notes     New York Stock Exchange
          Series D, Due December 8, 1999, of
          SBC Communications Capital Corporation

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

Based on composite closing sales price on February 28, 1997, the aggregate market value of all voting stock held by non-affiliates was $34,397,200,000.

As of February 28, 1997, 598,842,533 shares of Common Stock were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of SBC Communications Inc.'s Annual Report to Shareowners for the fiscal year ended December 31, 1996 (Parts I and II).

(2) Portions of SBC Communications Inc.'s Notice of 1997 Annual Meeting and Proxy Statement dated March 11, 1997 (Parts III and IV).


                        TABLE OF CONTENTS




Item                                                                  Page

                                  PART I
  1. Business......................................................
  2. Properties....................................................
  3. Legal Proceedings.............................................
  4. Submission of Matters to a Vote of Security Holders...........


 Executive Officers of the Registrant..............................


                                    PART II

  5. Market for Registrant's Common Equity and Related
       Stockholder Matters.........................................
  6. Selected Financial and Operating Data.........................
  7. Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................
  8. Financial Statements and Supplementary Data...................
  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................


                                    PART III

 10. Directors and Executive Officers of the Registrant............
 11. Executive Compensation........................................
 12. Security Ownership of Certain Beneficial Owners and
       Management..................................................
 13. Certain Relationships and Related Transactions................


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

On April 1, 1996, SBC and Pacific Telesis Group (PAC) jointly announced a definitive agreement to merge an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock will be exchanged for 0.733 of a share of SBC common stock (equivalent to approximately 314 million shares), subject to adjustment as described in the merger agreement based upon an allocation of the costs, fees and expenses and other financial effects incurred or sustained in connection with obtaining state regulatory approvals. After the merger, PAC will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Certain pro-forma financial information concerning the merger is set forth in
Note 3 to the financial statements of the 1996 SBC Annual Report to Shareowners. On July 31, 1996, the shareowners of SBC and PAC each approved the transaction, which had previously been approved by the board of directors of each company.
On November 5, 1996, the United States Department of Justice announced it would not initiate action on the merger under the Hart-Scott-Rodino antitrust law.
The Public Service Commission of Nevada approved the merger on December 31, 1996. The FCC approved the transfer of licenses from PAC to SBC on January 31, 1997. The merger agreement is subject to certain other regulatory approvals, including approval by the California Public Utilities Commission (CPUC). On February 21, 1997, an Administrative Law Judge recommendation was issued which proposed approval of the merger subject to certain conditions. Among these conditions was a recommendation that $590 million be refunded to California ratepayers over the next five years, with the annual payments being increased by 10% each year. SBC believes the recommendations are excessive and inappropriate, and intends to ask the CPUC to eliminate or substantially modify the refunds and other conditions. The CPUC is expected to issue an order on the transaction by the end of the first quarter. Subject to allocation of the regulatory approval costs, as discussed above, and receipt of remaining regulatory approvals, the transaction is expected to close in the first half of 1997.

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

FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (the Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The Federal Communications Commission (FCC) is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years of RHCs regulation under the MFJ.

Among other things, the Telecom Act defines the conditions which must be met before SBC will be authorized to provide landline interLATA long-distance service throughout the five-state area. Additional information relating to the Telecom Act is contained in SBC's Annual Report to Shareowners for 1996 under the heading "Competition" beginning on page 14, and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS OPERATIONS

In July 1995, SBC announced a strategic realignment which positions the company to be a single-source provider of telecommunications services. All of SBC's operations within the five-state area (in-region) report to one management group, while international operations and domestic operations outside the five-state area (out-region) report to a separate management group. Services and products are provided through several subsidiaries, which include: the Telephone Company, Southwestern Bell Mobile Systems, Inc. (Mobile Systems),
SBC International, Inc. (SBC International), Southwestern Bell Yellow Pages, Inc. (Yellow Pages), Southwestern Bell Messaging Services, Inc. (SMSI), and
SBC Media Ventures, Inc. (Media Ventures).  These services and products
(which are described more fully below) include landline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange (PBX) and wireless equipment, enhanced services, and cable television services. Wireless telecommunications services are provided by Mobile Systems. Landline telecommunications services are provided in the five-state area by the Telephone Company. In December 1996, most of the operations of Southwestern Bell Telecommunications, Inc.
(Telecom) merged into the operations of the Telephone Company with enhanced services being moved into SMSI.

SBC's revenues are categorized for financial reporting purposes as local service (substantially all of which were provided by the Telephone Company and Mobile Systems), network access (provided by the Telephone Company), long-distance service (substantially all of which were provided by the Telephone Company and Mobile Systems), directory advertising (principally provided by Yellow Pages) and other (including equipment sales at Mobile Systems and Telecom, nonregulated products and services provided by the Telephone Company, billing and collection services for interexchange carriers provided by the Telephone Company, and cable television services provided by Media Ventures). With the passage of the Telecom Act, Mobile Systems began offering interLATA and intraLATA long-distance services in February 1996. In November 1996, Southwestern Bell Communications Services, Inc. (SBCS), another SBC subsidiary, began offering interLATA long-distance services to customers in selected out-region areas.

The following table sets forth for SBC the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.


                      Percentage of Total
                      Operating Revenues
                      1996       1995       1994
Local service:
     Landline          34%        34%        34%
     Wireless          19%        18%        15%
Network access         23%        24%        24%

     Telecommunications

Telecommunications services include local, long-distance and network access services. Local services involve the transport of landline and wireless telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options and Caller ID services. Until the passage of the Telecom Act, SBC's long-distance services involved the transport of telecommunications traffic between local calling areas within the same LATA (intraLATA), except for certain wireless service areas which cover more than one LATA, for which SBC had obtained MFJ waivers. In addition to these services, in 1996 SBC provided both interLATA and intraLATA long-distance services over its wireless networks, as well as landline interLATA long-distance services in selected areas outside the five-state area. Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers which provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

During the latter half of 1996 and over the course of 1997, the Telephone Company has and will be offering certain services on a "wholesale" basis to competitors, as well as providing elements of the Telephone Company's network on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and agreements. That legislation and the regulations promulgated by state and federal agencies to implement it will result in SBC facing increased competition in significant portions of its business. Such increased competition is a prerequisite to SBC's permitted entry into the long-distance business and markets from which it is currently excluded. The precise impact to SBC's business in 1997 from local exchange competition is impossible to quantify due to the fact state and federal regulations governing such competition are not yet finalized.

The Telephone Company is SBC's largest subsidiary, providing approximately 70% of SBC's operating revenues in 1996. The Telephone Company provides its services over approximately 9.8 million residential and 4.9 million business access lines in the five-state area. During 1996, nearly two-thirds of the Telephone Company's access line growth occurred in Texas.

During 1996, the Telephone Company continued to expand its offering of vertical services throughout its five-state area. Some of these services include
Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

The FCC has certain rules that impact the manner in which the Telephone Company may offer network services for enhanced service providers. Enhanced services are certain services other than basic transmission services. Under these rules, the Telephone Company is permitted to offer enhanced services either on its own or jointly with its affiliates, subject to nonstructural safeguards designed to permit the Telephone Company's competitors to acquire needed network services on a comparably efficient, non-discriminatory basis and to reduce the risk of cross-subsidization. These safeguards include accounting and reporting procedures and Open Network Architecture (ONA) requirements, which represent the Telephone Company's plan to provide equal access to its network to all enhanced service providers. Enhanced services are deregulated at the federal level, and none of the state commissions to which the Telephone Company is subject has asserted jurisdiction over intrastate enhanced services. The nonstructural safeguards are currently being reviewed by the FCC as a result of an October 1994 judicial remand which ruled that the FCC had not adequately explained how ONA would prevent discrimination against competitors. While the outcome cannot be predicted with certainty, it is anticipated that the FCC will reaffirm the nonstructural safeguards.

SMSI provides voice messaging services under the registered trademark CallNotes to residential and business customers. During 1996, Southwestern Bell Internet Services, Inc., another SBC subsidiary, began providing Internet access services in selected metropolitan areas within the five-state area. Planning is under way to introduce access services to other in-region areas in 1997. During 1996, Southwestern Bell Communications Inc., began providing strategic marketing, product development and network services to SBC subsidiaries operating in the five-state area.

Through the end of 1996, Mobile Systems provided wireless services to 4,398,000 customers, or 10.8 out of every 100 residents in its service areas. Mobile Systems provides services in 38 metropolitan markets, including 5 of the nation's top 15 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; St. Louis, Missouri; and Dallas-Fort Worth, Texas. Mobile Systems (or partnerships in which it has an ownership interest) is licensed to provide service in 38 rural service areas and is currently providing service in all of these markets. Each rural service area is contiguous to an existing metropolitan service area or another rural service area operated by Mobile Systems, which allows for the expansion of service in a way that may add value to customers' service. Mobile Systems also operates a rural RSA in Arkansas under an interim operating authority granted by the FCC.

In January 1997, Mobile Systems began doing business within its five-state area as Southwestern Bell Wireless, Inc. Mobile Systems operates in areas outside the five-state area under the name of Cellular One by means of licenses from Cellular One Group, a partnership among affiliates of Mobile Systems, AT&T Wireless Services and Vanguard Cellular Systems, Inc. These areas include metropolitan service areas, such as Washington, D.C.; Chicago, Illinois; and Boston, Massachusetts; and rural service areas in Illinois, Massachusetts, New York, Virginia and West Virginia. Cellular One does or can offer on a resale basis wireless and landline interLATA long-distance service in all out-region markets where it provides local wireless service. In January
1997, Cellular One also began offering landline local service in Rochester, New York on a resale basis.

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

Mobile Systems began providing commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks, allows additional service offerings, and reduces exposure to billing fraud. Mobile Systems also began providing commercial digital service in St. Louis in September 1993, in Dallas-Fort Worth in January 1994, and in Washington, D.C.-Baltimore in March 1994. Mobile Systems is evaluating other areas for digital service.

Mobile Systems also markets wireless communications equipment in each of its service areas.

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

In 1993, the FCC adopted an order allocating radio spectrum and outlining the development of licenses for new personal communications services (PCS). PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. In an FCC auction, which concluded in March 1995, PCS licenses were awarded in 51 major markets. SBC acquired PCS licenses in the major trading areas of Memphis, Tennessee; Little Rock, Arkansas; and Tulsa, Oklahoma. SBC is currently in the build-out phase of PCS in Tulsa, Oklahoma. During 1996, SBC received several AT&T cellular networks in Arkansas in exchange for SBC's PCS licenses in Memphis, Tennessee and Little Rock, Arkansas and other considerations.

In an FCC auction concluded in January 1997, SBC acquired 8 additional PCS licenses for Basic Trading Areas (BTAs) that are within its five-state area (includes Springfield, Missouri; McAlester, Oklahoma; Joplin, Missouri; Pittsburgh, Kansas; Temple-Killeen, Texas; Waco, Texas; Tyler, Texas and Longview-Marshall, Texas). SBC plans to build out the new BTAs as part of its strategy to be a full service telecommunications provider. Once the BTAs are completed (expected completion 1999), SBC will be able to offer wireless services to approximately 85% of its landline local service customers.

     International

A consortium consisting of SBC International, together with a subsidiary of France Telecom and a group of Mexican investors led by Grupo Carso, S.A. de C.V. (Grupo Carso), has voting control of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's national telecommunications company, through its ownership of all of Telmex's Class AA shares. The Mexican investors have voting control of the consortium. During 1996, Grupo Carso transferred its Telmex interest to a spin-off company named Carso Global Telecom, S.A. de C.V. This transaction will have no effect on SBC International's Telmex holdings. SBC International also owns Class L shares which have limited voting rights. In 1996, Telmex made significant purchases under a share repurchase program. In January 1997, SBC International sold a portion of its Class L shares to Telmex so that SBC's total equity investment (including both AA shares and L shares) was slightly below 10% of Telmex's total equity capitalization. Telmex provides complete landline and wireless telecommunications services within Mexico. At the end of 1996, Telmex had 8.8 million access lines in service and provided cellular service to approximately 657,000 subscribers. In June 1995, Telmex acquired a 49% stake of Grupo Televisa's cable television subsidiary, Cablevision.

In October 1994, SBC International formed a strategic alliance with Compagnie Generale des Eaux (CGE), a French diversified public company. Through this alliance, SBC International acquired an indirect 10% ownership of Societe Francaise du Radiotelephone S.A. (SFR), a nationwide cellular company in France, and minority ownership interests in other communications businesses controlled by CGE, and CGE obtained an effective 10% interest in SBC's wireless operations in Washington, D.C.- Baltimore, and surrounding rural markets. SBC and CGE both made contributions to the alliance. SBC's effective contribution was $375.9 million. During 1996, in response to the 1996 exercise of an option by another company to purchase additional SFR shares, SBC International exercised an option to maintain its 10% indirect ownership interest in SFR. At the end of 1996, SFR provided cellular service to approximately 928,000 subscribers.

In February 1995, SBC International purchased 40% of VTR S.A. (VTR), a privately owned telecommunications holding company in Chile. During 1996 SBC International increased its stake to 49% through the purchase of shares from a minority investor. VTR is 51% indirectly owned by Grupo Luksic, a large Chilean conglomerate. Through its subsidiaries, VTR provides local, long-distance, wireless and cable television services in Chile. At the end of 1996, local services were provided over approximately 97,000 access lines, wireless services were provided to more than 175,000 subscribers and cable television services were provided to approximately 322,000 subscribers.

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

SBC International through its subsidiaries also holds a minority interest in Golden Channels, a cable television provider in Israel. At the end of 1996, Golden Channels' systems passed 433,000 households and provided service to approximately 277,000 households, a penetration rate of approximately 64%.

In Israel and Australia, SBC International has interests in companies involved in the publication of yellow pages directories and marketing directory and other software.

In November, a consortium in which SBC International participated received one of two licenses for international telecommunications service in Israel. Other consortium members are STET, (Italy's national telephone company), the US/Israeli Aureq Group, and the Israelis Globescom and Kahan group. At the present time, the award of these licenses is undergoing judicial review.

SBC also has wireless interests in South Korea and SBC International has wireless interests in South Africa.

     Directory Advertising

Yellow Pages publishes more than 43 million copies of approximately 350 directories principally within the five-state area. The ten largest revenue-producing yellow pages directories are currently published in the second half of SBC's fiscal year. Directory advertising revenues and expenses associated with yellow pages directories are recognized in the month the related directory is published. Since 1995, SBC's yellow and white pages directories have been printed by R.R. Donnelley & Sons.

     Customer Premises Equipment and Other Equipment Sales

In December 1996, most of the operations of Telecom merged with the operations of the Telephone Company. Telecom markets business and residential communications equipment. Their offerings range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network. Telecom, through an exclusive, long-term distribution agreement with Conair Corporation, also markets a full line of residential telephones to retailers nationwide, under the Southwestern Bell Freedom Phone name.

     Domestic Video Services

Media Ventures owns two cable television systems serving the suburban Washington, D.C. area. Cable TV Montgomery serves Montgomery County, Maryland and Cable TV Arlington serves Arlington County, Virginia. At the end of 1996, these systems passed 426,000 homes and served 268,000 customers. In August 1996, Media Ventures contributed Cable TV Montgomery and Cable TV Arlington to SBC Media Ventures, LP (Partnership), a recently formed partnership between Media Ventures and affiliates of Prime Cable (Prime). Media Ventures is general partner and retains an approximate 95% ownership interest in the Partnership. Prime contributed $20 million to the Partnership and now manages the cable systems on behalf of the Partnership.

In December 1995, SBC began offering video services over a fiber-to-the-curb network passing 1,800 homes in a consumer trial in Richardson, Texas. In January 1997, SBC announced it plans to build a testbed network to approximately 31,000 homes in Richardson by 1998 and use that network to offer video and communications services citywide.

During 1995, SBC became an equal partner in a venture, with Ameritech Corporation, BellSouth Corporation, GTE, and The Walt Disney Company, to design, market and deliver video programming and interactive services. In 1996, Southern New England Telephone Company became a minority partner in this venture.

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

Additional information relating to federal and state regulation of the Telephone Company is contained in SBC's Annual Report to Shareowners for 1996 under the heading "Regulatory Environment" on page 12, and is incorporated herein by reference pursuant to General Instruction G(2).

SBC's cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

The FCC authorizes the licensing of only two cellular carriers in each geographic market. These cellular licenses have a standard duration of ten years and are renewable upon application and a showing of compliance with FCC use and conduct standards. Renewal licenses were received for Gary, Indiana; Worcester, Massachusetts; Buffalo, New York; Syracuse, New York; Rochester, New York; and Corpus Christi, Texas in September 1996. Renewal applications were filed in the following markets during September 1996: Lawrence, Kansas; Topeka, Kansas; St. Joseph, Missouri; Amarillo, Texas; Lubbock, Texas; Sherman-Denison, Texas; Albany, New York; and Utica-Rome, New York. Renewal licenses were awarded in November 1996. Renewal applications will be filed in the following markets during September 1997: Abilene, Texas; Brownsville-Harlingen, Texas; Champaign-Urbana-Rantoul, Illinois; Decatur, Illinois; McAllen-Edinburgh-Mission, Texas; Midland, Texas; Odessa, Texas; Springfield, Illinois and Fayetteville-Springdale, Arkansas.

Under the auction process of an FCC order outlining the development of PCS, licenses with durations of ten years were awarded in 51 major markets. The license acquired by SBC for Tulsa, Oklahoma expires in June 2005 and is renewable upon application and a showing of compliance with FCC use and conduct standards.

Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities. SBC operates its suburban Washington, D.C. cable systems under franchises granted by Montgomery County, Maryland, which expires in May 1998; Arlington County, Virginia, which expires in October 2000; and the City of Gaithersburg, Maryland, which expires in November 2001. During 1995, SBC received a franchise to operate a cable system in Richardson, Texas, which expires in September 2013. Each franchise is renewable upon a showing of compliance with established local and federal standards.

MAJOR CUSTOMER

No customer accounted for more than 10% of SBC's consolidated revenues in 1996 or 1995. Approximately 10% of SBC's 1994 consolidated revenues were from services provided to AT&T. No other customer accounted for more than 10% of consolidated revenues in 1994.

COMPETITION

     Telecommunications

Information relating to competition in the telecommunications industry is contained in SBC's Annual Report to Shareowners for 1996 under the heading "Competition" beginning on page 14, and is incorporated herein by reference pursuant to General Instruction G(2).

     International

Information relating to international competition is contained in SBC's Annual Report to Shareowners for 1996 under the heading "International" on page 17, and is incorporated herein by reference pursuant to General Instruction G(2).

     Directory Advertising and Publishing

Yellow Pages faces competition from numerous directory publishing companies as well as other advertising media. There are over 50 other directory publishers in the five-state area producing yellow page directories.

     Customer Premises Equipment and Other Equipment Sales

The Telephone Company and Telecom face significant price competition from numerous companies in marketing its telecommunications products.

RESEARCH AND DEVELOPMENT

The majority of company-sponsored basic and applied research is conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Company owns a one-seventh interest in Bellcore along with the other six RHCs. In November 1996, SBC and the other RHCs announced their agreement to sell their interests in Bellcore to Science Applications International Corporation. Regulatory approvals of the transaction are pending, and if they are received it is expected to close in late 1997. The RHCs will retain the portion of Bellcore that coordinates the Federal Government's telecommunications requirements for national security and emergency preparedness.

Basic and applied research is also conducted at Southwestern Bell Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides technology planning and evaluation services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1996, SBC and its subsidiaries employed 61,540 persons. Approximately 67% of the employees are represented by the Communications Workers of America (CWA). A three-year contract and a 20-month contract (both covering an estimated 37,800 employees) were negotiated between the CWA and the Telephone Company, effective in August 1995 and December 1996 and each ending in August 1998. A three-year contract (covers an estimated 1,800 employees) was negotiated between the CWA and Yellow Pages, which became effective in December 1995. A 31-month contract (covers an estimated 800 employees) was negotiated between the CWA and Southwestern Bell Communications, Inc., which became effective in January 1997. The CWA also represents a small number of employees in other subsidiaries of SBC.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1996, 90% of the property, plant and equipment of SBC was owned by the Telephone Company. Network access lines represented 44% of the Telephone Company's investment in telephone plant; central office equipment represented 39%; land and buildings represented 9%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 2%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class action lawsuits are now pending against the Telephone Company in state and federal courts in Texas, Missouri, Oklahoma and Kansas involving the provision by the Telephone Company of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises in these states and in Arkansas. The actions allege that the Telephone
Company's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes and seek unspecified damages together with punitive damages and attorney's fees. The Telephone Company believes it has several meritorious defenses to these claims and is vigorously contesting the allegations. Although the outcomes of these cases are uncertain, management believes that this litigation will not have a material adverse impact on SBC's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

       Name       Age                      Position                       Held
                                                                          Since


Edward E.
Whitacre Jr.    55   Chairman and Chief Executive Officer                 1-90
Royce S.
Caldwell        58   President - Southwestern Bell Operations             7-95

James W.
Callaway        50   Senior Vice President - Strategic Planning           8-96

Cassandra C.
Carr            52   Senior Vice President - Human Resources              5-94

William E.
Dreyer          59   Senior Executive Vice President - External Affairs   7-93

James D.
Ellis           53   Senior Executive Vice President and General Counsel  3-89

Charles E.
Foster          60   President - SBC Operations                           7-95

James S.
Kahan           49   Senior Vice President - Corporate Development        7-93

Donald E.
Kiernan         56   Senior Vice President, Treasurer and                 7-93
                       Chief Financial Officer


All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office but hold office until their successors are elected and qualified.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 1996 and 1995 were 800,465 and 840,378. Other information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1996 under the headings "Quarterly Financial Information" on page 33, "Selected Financial and Operating Data" on page 8, and "Stock Trading Information" on page 37, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1996 under the heading "Selected Financial and Operating Data" on page 8 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1996 on page 9 through page 19, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1996 on page 20 through page 34, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1997, under the heading "Board of Directors" beginning on page 3 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1997, under the headings "Compensation of Directors" on page 11 through page 12, and "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plans", and "Contracts with Management" from page 16 through page 26, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1997, under the heading "Common Stock Ownership of Directors and Officers" from page 13 through 14, which is incorporated herein by reference pursuant to General Instruction G(3).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  Documents filed as a part of the report:

                                                                         Page


     (1) Report of Independent Auditors..........................          *
         Financial Statements covered by Report of Independent Auditors:
          Consolidated Statements of Income......................          *
          Consolidated Balance Sheets............................          *
          Consolidated Statements of Cash Flows..................          *
          Consolidated Statements of Shareowners' Equity.........          *
          Notes to Consolidated Financial Statements.............          *

    * Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1996. (See Part II.)

                                                                         Page
     (2) Financial Statement Schedules Covered by Report of Independent
         Auditors:
          II - Valuation and Qualifying Accounts.................

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

     Exhibit
     Number......................................................


     2-a Agreement and Plan of Merger, among Pacific Telesis Group, SBC Communications Inc. and SBC Communications (NV) Inc., dated as of April 1, 1996. (Exhibit 2 to Form 8-K, dated April 1, 1996.)

     3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 29, 1996. (Exhibit 3 to Form 10-Q dated March 31, 1996.)

     3-b  Bylaws dated January 31, 1996.

     4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     4-b Support Agreement dated November 10, 1986, between SBC Communications Inc. (SBC) and SBC Communications Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669.)

     4-c Form of Rights Agreement, dated as of January 27, 1989, between SBC and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989.)

     4-d Amendment of Rights Agreement, dated as of August 5, 1992, among SBC, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7, 1992.)

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

     10-g Senior Management Long Term Disability Plan.  (Exhibit 10-f to Form
          10-K for 1986.)

     10-h Senior Management Incentive Award Deferral Plan.  (Exhibit 10-g to
          Form 10-K for 1986.)

     10-i Senior Management Financial Counseling Program.  (Exhibit 10-h to Form
          10-K for 1986.)

     10-j Senior Management Executive Health Plan, effective January 1, 1987.
          (Exhibit 10-i to Form 10-K for 1986.)

     10-k Retirement Plan for Non-Employee Directors.  (Exhibit 10-t to Form 10-
          K for 1985.)

     10-l Form of Indemnity Agreement, effective July 1, 1986, between SBC and each of its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

     10-m Form of Change of Control Severance Agreements for all Officers of SBC and certain Officers of SBC's subsidiaries. (Exhibit 10-p to Form 10-K for 1988.)

     10-n Stock Savings Plan, revised effective July 26, 1996. (Exhibit 10-a to
          Form 10-Q dated June 30, 1996.)

     10-o 1992 Stock Option Plan, revised effective July 26, 1996.
          (Exhibit 10-b to Form 10-Q dated June 30, 1996.)

     10-p Officer Retirement Savings Plan.  (Exhibit 10.18 to Registration
          Statement No. 33-54795.)

     10-q 1996 Stock and Incentive Plan, revised effective July 26, 1996.
          (Exhibit 10-d to Form 10-Q dated June 30, 1996.)

     12   Computation of Ratios of Earnings to Fixed Charges.

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1996. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

     21   Subsidiaries of SBC.

     23   Consent of Ernst & Young LLP.

     24   Powers of Attorney.

     27   Financial Data Schedule.

     99-a Annual Report on Form 11-K for the Savings Plan for the year 1996 to be filed under Form 10 K/A.

     99-b Annual Report on Form 11-K for the Savings and Security Plan for the year 1996 to be filed under Form 10-K/A.

SBC will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. SBC will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

   On November 11, 1996, SBC filed a Current Report on Form 8-K, reporting on
   Item 7, Financial Statements and Exhibits. In the Report, SBC provided pro forma combined condensed financial statements of SBC and PAC assuming the merger will be accounted for as a "pooling of interests".


                                     SBC COMMUNICATIONS INC.           Schedule II - Sheet 1
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   Allowance for Uncollectibles
                                       Dollars in Millions

                 COL. A                       COL. B                COL. C                   COL. D             COL. E
                                                                  Additions
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged       to Other                            Balance
                                           Beginning of    to Costs and    Accounts        Deductions         at End of
               Description                    Period         Expenses      -Note (a)        -Note (b)           Period
Year 1996.............                         $  134          227            54              267               $ 148
Year 1995.............                         $  130          186            46              228               $ 134
Year 1994.............                         $  111          166            41              188               $ 130









(a)Amounts previously written off which were credited directly to this account when recovered.

(b)Amounts written off as uncollectible.



                                     SBC COMMUNICATIONS INC.           Schedule II - Sheet 2
                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             Accumulated Amortization of Intangibles
                                       Dollars in Millions
            COL. A                  COL. B                COL. C                    COL. D             COL. E
                                                         Additions

                                                    (1)            (2)
                                  Balance at                     Charged                               Balance
                                 Beginning of     Charged        to Other                             at End of
          Description               Period       to Expense      Accounts         Deductions           Period
Year 1996........                  $  548            117              -                58(a)           $  607
Year 1995........                  $  428            122              -                    2           $  548
Year 1994........                  $  368             97              -                   37           $  428














  (a) Primarily related to the disposition of Associated Directory Services, Inc.


                            SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1997.

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

Principal Executive Officer:
   Edward E. Whitacre, Jr.*
   Chairman and
   Chief Executive Officer

Principal Financial and
 Accounting Officer:
   Donald E. Kiernan
   Senior Vice President, Treasurer
   and Chief Financial Officer

                                 /s/ Donald E. Kiernan
Directors:                       (Donald E. Kiernan, as attorney-in-fact
                                 and on his own behalf as Principal
Edward E. Whitacre, Jr.*         Financial Officer and Principal
Clarence C. Barksdale*           Accounting Officer)
James E. Barnes*
Jack S. Blanton*
August A. Busch III*                    March 11, 1997
Ruben R. Cardenas*
Martin K. Eby, Jr.*
Tom C. Frost*
Jess Hay*
B. R. Inman*
Charles F. Knight*
Haskell M. Monroe, Jr.*
Carlos Slim Helu*
Patricia P. Upton *

* by power of attorney

                          EXHIBIT INDEX

   Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

   Exhibit
    Number............................................


    2-a Agreement and Plan of Merger, among Pacific Telesis Group, SBC Communications Inc. and SBC Communications (NV) Inc., dated as of April 1, 1996. (Exhibit 2 to Form 8-K, dated April 1, 1996.)

    3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 29, 1996. (Exhibit 3 to Form 10-Q dated March 31, 1996.)

    3-b   Bylaws dated January 31, 1996.

    4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    4-b Support Agreement dated November 10, 1986, between SBC Communications Inc. (SBC) and SBC Communications Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669.)

    4-c Form of Rights Agreement, dated as of January 27, 1989, between SBC and American Transtech, Inc., the Rights Agent, which includes as Exhibit B thereto the form of Rights Certificate. (Exhibit 4-a to Form 8-A dated February 9, 1989.)

    4-d Amendment of Rights Agreement, dated as of August 5, 1992, among SBC, American Transtech, Inc., and The Bank of New York, the successor Rights Agent, which includes the Form of Rights Certificate as an attachment identified as Exhibit B. (Exhibit 4-a to Form 8-K, dated August 7, 1992.)

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

    10-n Stock Savings Plan, revised effective July 26, 1996. (Exhibit 10-a to Form 10-Q dated June 30, 1996.)

    10-o 1992 Stock Option Plan, revised effective July 26, 1996. (Exhibit 10-b to Form 10-Q dated June 30, 1996.)

    10-p Officer Retirement Savings Plan. (Exhibit 10.18 to Registration Statement No. 33-54795.)

    10-q 1996 Stock and Incentive Plan, revised effective July 26, 1996. (Exhibit 10-d to Form 10-Q dated June 30, 1996.)

    12    Computation of Ratios of Earnings to Fixed Charges.

    13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1996. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

    21    Subsidiaries of SBC.

    23    Consent of Ernst & Young LLP.

    24    Powers of Attorney.

    27    Financial Data Schedule.

    99-a Annual Report on Form 11-K for the Savings Plan for the year 1996 to be filed under Form 10 K/A.

    99-b Annual Report on Form 11-K for the Savings and Security Plan for the year 1996 to be filed under Form 10-K/A.