Form 10-Q
period 1997-03-31
SBC COMMUNICATIONS INC
filed 1997-05-09
CIK 732717

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     For the period ended March 31, 1997

                                      or

      |_|         Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 1997, 912,223,683 common shares were outstanding.

    ============================================================================
    PART I - FINANCIAL INFORMATION
    ============================================================================

   On April 1, 1997, SBC  Communications  Inc.  (SBC) and Pacific  Telesis Group
   (PAC) completed the merger of an SBC subsidiary with PAC. With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

   Because the merger was completed after March 31, 1997, the financial information for SBC for the period ended March 31, 1997 is required to be presented on a pre-merger basis. This information follows as Item 1a.
   Financial Statements and Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations. Supplemental pro forma financial information giving effect to the merger and discussing the pro forma results of operations for the combined company is included subsequent to these items as Item 1b. Supplemental Pro Forma Financial Statements and
   Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Item 1a.  Financial Statements

    SBC COMMUNICATIONS INC.
    ----------------------------------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME
    Dollars in millions except per share amounts
    (Unaudited)
    ----------------------------------------------------------------------------
                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                                 1997      1996
    ----------------------------------------------------------------------------
    Operating Revenues
    Local service                                            $  1,952  $  1,733
    Network access                                                832       804
    Long-distance service                                         232       224
    Directory advertising                                         107       104
    Other                                                         333       332
    ----------------------------------------------------------------------------
    Total operating revenues                                    3,456     3,197
    ----------------------------------------------------------------------------

    Operating Expenses
    Cost of services and products                               1,179     1,076
    Selling, general and administrative                           809       775
    Depreciation and amortization                                 578       546
    ----------------------------------------------------------------------------
    Total operating expenses                                    2,566     2,397
    ----------------------------------------------------------------------------
    Operating Income                                              890       800
    ----------------------------------------------------------------------------

    Other Income (Expense)
    Interest expense                                             (116)     (120)
    Equity in net income of affiliates                             32        53
    Other income (expense) - net                                  (12)       (4)
    ----------------------------------------------------------------------------
    Total other income (expense)                                  (96)      (71)
    ----------------------------------------------------------------------------

    Income Before Income Taxes                                    794       729
    ----------------------------------------------------------------------------

    Income Taxes                                                  277       265
    ----------------------------------------------------------------------------


    Net Income                                               $    517     $ 464

    ----------------------------------------------------------------------------

     Earnings Per Common Share                               $   0.86  $    0.76
    ----------------------------------------------------------------------------

    Weighted Average Number of Common
      Shares Outstanding (in millions)                            599       609
    ----------------------------------------------------------------------------

    Dividends Declared Per Common Share                      $ 0.4475  $    0.43
    ----------------------------------------------------------------------------

    See Notes to Consolidated Financial Statements.

-----------------------------------------------------
SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
-------------------------------------------------------------------------------
                                                      March 31,   December 31,

                                                     -------------------------
                                                           1997         1996
------------------------------------------------------------------------------
Assets                                                 (Unaudited)
Current Assets
Cash and cash equivalents                            $      733   $       242
Short-term cash investments                                 307           432
Accounts receivable - net of allowances for
uncollectibles of
  $140 and $148                                           2,379         2,575
Prepaid expenses                                            404           261
Deferred charges                                            229           205
Other current assets                                        189           197
------------------------------------------------------------------------------
Total current assets                                      4,241         3,912
------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  33,195        32,754
  Less: Accumulated depreciation and amortization        19,069        18,747
------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      14,126        14,007
------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated Amortization
of  $635 and $607                                         2,466         2,485
------------------------------------------------------------------------------
Investments in Equity Affiliates                          1,807         1,955
------------------------------------------------------------------------------
Other Assets                                              1,097         1,090
------------------------------------------------------------------------------
Total Assets                                         $   23,737   $    23,449
------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                        $    2,054   $     1,722
Accounts payable and accrued liabilities                  3,245         3,839
Dividends payable                                           268           259
------------------------------------------------------------------------------
Total current liabilities                                 5,567         5,820
------------------------------------------------------------------------------
Long-Term Debt                                            5,740         5,505
------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       847           784
Postemployment benefit obligation                         2,617         2,720
Unamortized investment tax credits                          247           255
Other noncurrent liabilities                              1,577         1,530
------------------------------------------------------------------------------
Total deferred credits and other noncurrent               5,288         5,289
liabilities
------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                         620           620
Capital in excess of par value                            6,324         6,322
Retained earnings                                         1,989         1,739
Guaranteed obligations of employee stock ownership         (216)         (229)
plans
Foreign currency translation adjustment                    (534)         (633)
Treasury shares (at cost)                                (1,041)         (984)
------------------------------------------------------------------------------
Total shareowners' equity                                 7,142         6,835
------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity            $   23,737   $    23,449
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

-----------------------------------------------------
SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash
and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                       Three months ended
                                                             March 31,
                                                     ----------------------
                                                         1997       1996
---------------------------------------------------------------------------
Operating Activities
Net income                                           $    517   $    464
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          578        546
   Undistributed earnings from investments in             (23)       (46)
   equity affiliates
   Provision for uncollectible accounts                    53         40
   Amortization of investment tax credits                  (8)        (8)
   Deferred income tax expense                              9         66
   Other - net                                           (673)      (146)
---------------------------------------------------------------------------
Total adjustments                                         (64)       452
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 453        916
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                    (662)      (635)
Investments in affiliates                                  (2)        (4)
Purchase of short-term investments                       (198)      (253)
Proceeds from short-term investments                      323        168
Dispositions                                              329         45
Acquisitions                                              (25)         -
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (235)      (679)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                       213        112
Issuance of other short-term borrowings                   120         89
Repayment of other short-term borrowings                  (75)         -
Issuance of long-term debt                                397          -
Repayment of long-term debt                               (59)       (71)
Purchase of treasury shares                               (80)       (75)
Issuance of treasury shares                                15         14
Dividends paid                                           (258)      (225)
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities       273       (156)
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                 491         81
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year               242        490
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period              $    733   $    571
---------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
     Interest                                        $    146   $    134
     Income taxes                                    $    317   $    178

See Notes to Consolidated Financial Statements.


-------------------------------
SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------------------
                                                         Guaranteed
                                                         Obligations
                                       Capital           of           Foreign
                                          in             Employee     Currency
                               Common Excess of Retained Stock Owner- Translation Treasury
                               Shares Par Value Earnings ship         Adjustment  Shares
                                                         Plans
--------------------------------------------------------------------------------------------
Balance, December 31, 1995    $ 620    $ 6,298      672    $ (272)     $ (581)     $  (481)
Net income                        -          -      464        -            -            -
Dividends to shareowners          -          -     (262)       -            -            -
Reduction of debt
associated with Employee
Stock Ownership Plans             -          -        -       12            -            -
Foreign currency translation      -          -        -        -          (10)           -
adjustment
Purchase of treasury shares       -          -        -        -            -          (75)
Issuance of treasury shares:
   Dividend Reinvestment          -          9        -        -            -           25
Plan
   Other                          -         (2)       -        -            -           17
Other                             -          -        5        -            -            -
--------------------------------------------------------------------------------------------
                                ------   -------- --------   --------    -------     -------
Balance, March 31, 1996       $ 620    $ 6,305      879    $ (260)     $ (591)     $  (514)
--------------------------------------------------------------------------------------------


Balance, December 31, 1996    $ 620    $ 6,322     1,739   $ (229)     $ (633)     $  (984)
Net income                        -          -       517        -           -            -
Dividends to shareowners          -          -      (268)       -           -            -
Reduction of debt
associated with Employee
Stock Ownership Plans             -          -         -       13           -            -
Foreign currency translation      -          -         -        -          99            -
adjustment
Purchase of treasury shares       -          -         -        -           -          (80)
Issuance of treasury shares       -         (2)        -        -           -           23
Other                             -          4         1        -           -            -
---------------------------------------------------------------------------------------------
                                ------   -------- --------   --------    -------     -------
Balance, March 31, 1997       $ 620    $ 6,324     1,989   $ (216)     $ (534)     $ (1,041)
--------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                        * * * *

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:                           1997        1996
                                                                       ---------------------

  Return on weighted average shareowners' equity.......................  29.07%     28.80%
  Debt ratio...........................................................  52.18%     53.66%
  Network access lines in service (000)................................  15,198     14,465
  Access minutes of use (000,000)......................................  14,225     13,246
  Cellular customers (000).............................................   4,660      3,829
  Number of employees..................................................  63,170     59,540

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION - The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial
   statements   contained   herein  should  be  read  in  conjunction  with  the
   consolidated financial statements and notes thereto included in SBC's 1996 Annual Report to Shareowners.

    2. CONSOLIDATION - The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. Southwestern Bell Telephone Company (SWBell) was SBC's largest subsidiary during the first quarter of 1997. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

    3. MERGER - On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization. The financial statements giving effect to the merger are presented in Item 1b. Supplemental Pro Forma Financial Statements.

4. NEW ACCOUNTING STANDARD - Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), requires dual presentation of basic and diluted earnings per share (EPS). Diluted EPS will be similar to the fully diluted EPS under current accounting rules. SBC will adopt FAS 128 in its annual 1997 consolidated financial statements, but does not expect FAS 128 to have any significant impact.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations Dollars in millions except per share amounts

RESULTS OF OPERATIONS

SBC Communications Inc. (SBC) reported net income of $517, or $0.86 per share, for the first quarter of 1997. Financial results for the first quarters of 1997 and 1996 are summarized as follows:

--------------------------------------------------------------------------------
                                                     First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Operating revenues                                $ 3,456   $ 3,197        8.1%
Operating expenses                                $ 2,566   $ 2,397        7.1%
Net income                                        $   517   $   464       11.4%
================================================================================

The primary factors contributing to the increase in net income during the first quarter of 1997 were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell) and Southwestern Bell Mobile Systems (Mobile Systems).

SBC's operating revenues in the first quarter of 1997 increased $259, or 8.1%, over the first quarter 1996. Components of operating revenues for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                       First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997       1996      Change
--------------------------------------------------------------------------------
Local service
   Landline                                       $ 1,244   $ 1,121       11.0%
   Wireless                                           708       612       15.7
Network access
   Interstate                                         564       534        5.6
   Intrastate                                         268       270       (0.7)
Long-distance service                                 232       224        3.6
Directory advertising                                 107       104        2.9
Other                                                 333       332        0.3
----------------------------------------------------------------------
     Total Operating Revenues                     $ 3,456   $ 3,197        8.1%
================================================================================

      Local Service Landline local service revenues increased in the first quarter of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.1% since March 31, 1996, of which 66% was due to growth in Texas. Approximately 29% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 22%.

      Wireless local service revenues increased in the first quarter of 1997 due primarily to growth in the number of Mobile Systems' cellular customers of 21.7% (19.8% excluding acquisitions) since March 31, 1996, partially offset by a slight decline in average revenue per customer. At March 31, 1997, Mobile Systems had 4,623,000 customers in areas in which they were one of the two incumbent providers and 37,000 resale customers.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Network Access Interstate network access revenues increased in the first quarter of 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase.

      Intrastate network access revenues were relatively unchanged in the first quarter of 1997 as modest increases in demand, including usage by alternative intraLATA toll carriers, were offset by net price decreases.

      Long-Distance Service revenues increased in the first quarter of 1997 due to growth in wireless revenues, including revenues from interLATA service beginning in February 1996, somewhat offset by decreases at SWBell due to the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans.

      Other operating revenues in the first quarter of 1997 were essentially unchanged as increases related to SWBell's non-regulated services and products were offset by decreases in equipment sales.

SBC's operating expenses in the first quarter 1997 increased $169, or 7.1%, over the first quarter of 1996. Components of operating expenses for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                     First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Cost of services and products                     $ 1,179   $ 1,076        9.6%
Selling, general and administrative                   809       775        4.4
Depreciation and amortization                         578       546        5.9
---------------------------------------------------------------------
  Total Operating Expenses                        $ 2,566   $ 2,397        7.1%
================================================================================

      Total Operating Expenses Cost of services and products and selling, general and administrative expenses increased on a combined basis $137, or 7.4% in the first quarter of 1997 due to increases at SWBell for employee compensation, network expansion and maintenance, sales agents commissions and operating taxes. Other increases related to growth at Mobile Systems and new business initiatives for long-distance and internet services. These increases were somewhat offset by decreases in expenses for Caller ID equipment at SWBell. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels at SWBell and Mobile Systems.

Equity in net income of affiliates decreased $21 in the first quarter of 1997 due to decreased income from Telefonos de Mexico, S.A. de C.V. (Telmex), resulting from SBC's reduced ownership percentage after the sale of Telmex L shares (as discussed in SBC's 1996 Annual Report) and the change in the functional currency used by SBC to record its interest from the peso to the U.S. dollar beginning in 1997.

SBC's investment in Telmex is recorded in accordance with U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Income taxes increased $12, or 4.5%, in the first quarter of 1997 primarily due to higher income before income taxes.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE ENVIRONMENT

Access Reform - On May 7, 1997, the Federal Communications Commission (FCC) adopted orders on access charge reform and local exchange carrier price caps which will reduce access charges by, in part, adjusting the productivity factor to be used in interstate price cap calculations. In presenting the orders, the FCC estimated there would be a $1.7 billion reduction in industry-wide interstate access charges which are estimated to aggregate $23 billion. Management is evaluating the effect of and its response to the orders.

Interconnection Agreements - Companies seeking to connect to SWBell's network and provide local service must enter into interconnection agreements with SWBell, which are then subject to approval by the appropriate state commission. SWBell has entered into agreements in each of its five states, and Texas, Missouri and Oklahoma commissions have approved various agreements. Several companies which have failed to agree on all terms of an interconnection agreement with SWBell have filed for binding arbitration before the state commissions in the five-state area.

In October 1996, in a consolidated arbitration hearing between SWBell and AT&T Corp. (AT&T), MCI Communications Corporation (MCI), MFS Communications Company, Inc. (MFS), Teleport Communications Group, and American Communications Services, Inc., the Texas Public Utility Commission (TPUC) approved interconnection rates to be charged by SWBell as well as certain other terms of interconnection between the parties. SWBell also filed revised cost support for the establishment of rates with the TPUC which may be subject to further hearings. SWBell, AT&T and MCI filed suit in state and federal court maintaining that, for various reasons, the arbitration award is unlawful. SWBell has TPUC-approved interconnection agreements with 26 local service providers, with 17 pending approvals as of April 15.

As a result of these agreements, SWBell expects that in 1997 it will experience local exchange competition from one or more of these providers in selected markets. When these agreements are finalized, SBC intends to use these and all other approved agreements as a part of its applications to the FCC to provide interLATA long-distance service in each of its states.

InterLATA Long-distance Filing - On April 11, 1997, SBC filed an application with the FCC for the provision of interLATA long-distance services in Oklahoma under the provisions of the Telecom Act. If approved by the FCC, SBC could begin offering interLATA landline long-distance services to customers in Oklahoma. The FCC has 90 days to rule on the filing, according to the Telecom Act. The Oklahoma Corporation Commission approved SBC's application in April 1997.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

OTHER BUSINESS MATTERS

In March 1997, the consortium of SBC and Telekom Malaysia Berhad, 60% owned by SBC, finalized an agreement to purchase 30% of Telkom South Africa (Telkom), the state-owned government telecommunications company of South Africa. Under the agreement, SBC is committed to invest approximately $750, approximately $600 of which will remain in Telkom. The transaction is expected to close in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997, as in 1996, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, in March 1997 SBC issued approximately $385 in debt due March 2001 which, at SBC's option, may be redeemed upon maturity either in cash or Telmex L shares (equivalent to up to 2.4% of Telmex's equity capitalization at March 31, 1997). SBC had $733 in cash and cash equivalents available at March 31, 1997. SBC has entered into agreements with several banks for lines of credit totaling $750, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of March 31, 1997. Commercial paper borrowings as of March 31, 1997 totaled $1,576.

Over the next few years, SBC is expecting to incur significant capital and software expenditures for interconnection and customer number portability. The extent and timing of these expenditures will vary depending on the timing and nature of regulatory action and corresponding or compensating network improvements, but are likely to be material.

================================================================================
 Item 1b.  Supplemental Pro Forma Financial Statements
================================================================================

  SBC COMMUNICATIONS INC.
  ------------------------------------------------------------------------------
  SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
  Dollars in millions except per share amounts
  (Unaudited)
  ------------------------------------------------------------------------------
                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                                 1997      1996
  ------------------------------------------------------------------------------
  Operating Revenues
  Local service                                              $  2,989  $  2,712
  Network access                                                1,494     1,441
  Long-distance service                                           541       542
  Directory advertising                                           470       411
  Other                                                           497       468
  ------------------------------------------------------------------------------
  Total operating revenues                                      5,991     5,574
  ------------------------------------------------------------------------------

  Operating Expenses
  Cost of services and products                                 2,055     1,932
  Selling, general and administrative                           1,282     1,173
  Depreciation and amortization                                 1,068     1,011
  ------------------------------------------------------------------------------
  Total operating expenses                                      4,405     4,116
  ------------------------------------------------------------------------------
  Operating Income                                              1,586     1,458
  ------------------------------------------------------------------------------

  Other Income (Expense)
  Interest expense                                               (208)     (212)
  Equity in net income of affiliates                               27        45
  Other income (expense) - net                                    (20)        2
  ------------------------------------------------------------------------------
  Total other income (expense)                                   (201)     (165)
  ------------------------------------------------------------------------------

  Income Before Income Taxes and Cumulative
    Effect of Accounting Change                                 1,385     1,293
  ------------------------------------------------------------------------------

  Income Taxes                                                    528       495
  ------------------------------------------------------------------------------
  Income Before Cumulative Effect of Accounting Change            857       798
  ------------------------------------------------------------------------------
  Cumulative Effect of Accounting Change, net of tax                -        90
  ------------------------------------------------------------------------------


  Net Income                                                 $    857  $    888

  ------------------------------------------------------------------------------

  Earnings Per Common Share:
  Income Before Cumulative Effect of Accounting Change       $   0.94  $    0.86
  Cumulative Effect of Accounting Change                           -         .10
  ------------------------------------------------------------------------------
  Net Income                                                 $   0.94  $    0.96
  ------------------------------------------------------------------------------

  Weighted Average Number of Common
    Shares Outstanding (in millions)                              912       923
  ------------------------------------------------------------------------------
  See Notes to the Supplemental Pro Forma Consolidated Financial Statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------
SUPPLEMENTAL PRO FORMA CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
-------------------------------------------------------------------------------
                                                        March 31, December 31,
                                                     --------------------------
                                                           1997        1996
-------------------------------------------------------------------------------
Assets                                                 (Unaudited)
Current Assets
Cash and cash equivalents                            $      846         314
Short-term cash investments                                 307         432
Accounts receivable - net of allowances for
uncollectibles of $316 and $311                           4,534       4,684
Prepaid expenses                                            438         287
Deferred charges                                            129         102
Other current assets                                        367         452
-------------------------------------------------------------------------------
Total current assets                                      6,621       6,271
-------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  62,707      61,786
  Less: Accumulated depreciation and amortization        36,317      35,706
-------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      26,390      26,080
-------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated Amortization
of $639 and $612                                          3,586       3,589
-------------------------------------------------------------------------------
Investments in Equity Affiliates                          1,818       1,964
-------------------------------------------------------------------------------
Other Assets                                              1,605       1,581
-------------------------------------------------------------------------------
Total Assets                                         $   40,020      39,485

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                        $    3,169       2,335
Accounts payable and accrued liabilities                  5,664       6,584
Dividends payable                                           408         393
-------------------------------------------------------------------------------
Total current liabilities                                 9,241       9,312
-------------------------------------------------------------------------------
Long-Term Debt                                           11,170      10,930
-------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     1,076         853
Postemployment benefit obligation                         5,175       5,070
Unamortized investment tax credits                          479         498
Other noncurrent liabilities                              1,725       2,181
-------------------------------------------------------------------------------
Total deferred credits and other noncurrent               8,455       8,602
liabilities
-------------------------------------------------------------------------------
Corporation-obligated manditorily redeemable
  preferred securities of subsidiary trusts*              1,000       1,000
-------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                         934         934
Capital in excess of par value                            9,414       9,422
Retained earnings                                         1,746       1,297
Guaranteed obligations of employee stock ownership         (216)       (229)
plans
Deferred Compensation - LESOP                              (146)       (161)
Foreign currency translation adjustment                    (538)       (637)
Treasury shares (at cost)                                (1,040)       (985)
-------------------------------------------------------------------------------
Total shareowners' equity                                10,154       9,641
-------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity            $   40,020      39,485
-------------------------------------------------------------------------------
*The trusts contain assets of $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Supplemental Pro Forma Consolidated Financial Statements.

----------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------
SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENTS OF  CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                       Three months ended
                                                             March 31,
                                                     ----------------------
                                                         1997       1996
---------------------------------------------------------------------------

Net Cash Provided by Operating Activities            $    739   $  1,423
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                  (1,263)    (1,121)
Other                                                     419        (55)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (844)    (1,176)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
 maturities of three months or less                       712       (507)
Other                                                     (75)       330
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities       637       (177)
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                 532         70
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year               314        566
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period              $    846   $    636
---------------------------------------------------------------------------
See Notes to the Supplemental Pro Forma Consolidated Financial Statements.




SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:           1997        1996
                                                     -----------------------

  Return on weighted average shareowners' equity.......  33.88%      35.62%
  Debt ratio...........................................  56.25%      59.02%
  Network access lines in service (000)................  31,786      30,432
  Access minutes of use (000,000)......................  31,313      29,072
  Wireless customers (000).............................   4,686       3,829
  Number of employees.................................. 113,680     108,320

   SBC COMMUNICATIONS INC.

   NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
     (UNAUDITED)
   (Dollars in millions except per share amounts)

   The combined results include the effect of changes applied retroactively to conform accounting methodologies between PAC and SBC for, among other items, pensions, postretirement benefits, sales commissions and merger transaction costs and certain deferred tax adjustments resulting from the merger.

   Transaction costs and one-time charges resulting from the merger of $359 ($215 net of tax) include, among other items, the present value of amounts to be returned to California ratepayers as a condition of the merger and expenses for investment banker and professional fees. Of this amount, $13 is included in expenses in the first quarter of 1997.

    Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of PAC's subsidiary Pacific Bell) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method generally followed in the publishing industry, including Southwestern Bell Yellow Pages, Inc., and better reflects the operating activity of the business. The change was adopted during the fourth quarter of 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $90, or $0.10 per share. The gain is net of deferred taxes of $53.

In 1996, management amended PAC's salaried pension plan, to change it from a final pay plan to a cash balance plan. Under the transition to the new plan, some retirees elected to receive lump-sum payments in settlement of the pension liability. These lump-sum payments in the first quarter of 1997 exceeded the projected service and interest cost. PAC recognized a gain on these settlements in the first quarter of 1997 that increased net income by $90, or $0.10 per share.

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS

Following is a discussion and analysis of the supplemental pro forma results of operations of SBC giving effect to the merger. This discussion should be read in conjunction with SBC's current report on Form 8-K dated May 9, 1997, which includes a Management's Discussion and Analysis addressing Results of Operations, Operating Environment and Trends of the Business, Other Business Matters and Liquidity and
Capital Resources.

SBC reported income before cumulative effect of accounting change of $857, or $0.94 per share, for the first quarter of 1997. Financial results for the first quarters of 1997 and 1996 are summarized as follows:

--------------------------------------------------------------------------------
                                                  First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Operating revenues                                $ 5,991   $ 5,574        7.5%
Operating expenses                                $ 4,405   $ 4,116        7.0%
Income before cumulative effect of accounting     $   857   $   798        7.4%
change
Cumulative effect of accounting change                  -   $    90         -
Net income                                        $   857   $   888         -
================================================================================

The primary factors contributing to the increase in income before cumulative effect of accounting change during the first quarter of 1997 were growth in demand for services and products at SWBell and Pacific Bell (PacBell) and Mobile Systems and an after-tax gain of $90 from PAC's settlement gain associated with lump-sum pension payments. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.)

SBC's operating revenues in the first quarter of 1997 increased $417, or 7.5%, over the first quarter 1996. Components of operating revenues for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                  First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997       1996      Change
--------------------------------------------------------------------------------
Local service
   Landline                                       $ 2,279   $ 2,100        8.5%
   Wireless                                           710       612       16.0
Network access
   Interstate                                       1,038       991        4.7
   Intrastate                                         456       450        1.3
Long-distance service                                 541       542       (0.2)
Directory advertising                                 470       411       14.4
Other                                                 497       468        6.2
----------------------------------------------------------------------
     Total Operating Revenues                     $ 5,991   $ 5,574        7.5%
================================================================================

      Local Service Landline local service revenues increased in the first quarter of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 4.4% since March 31, 1996, of which 44% was due to growth in California and 36% was due to growth in Texas. Approximately 34% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 24%. Local service revenues also reflect the implementation of the California Universal Service Fund that went into effect February 1, 1997. This fund is intended to subsidize the provision of service to high cost areas. Amounts received from the fund resulted in a minor shift of equivalent revenues from long-distance and intrastate network access revenues to local service revenues in the first quarter of 1997. These increases were slightly offset by rate reductions due to California Public Utilities Commission (CPUC) price cap orders.

      Wireless local service revenues increased in the first quarter of 1997 due primarily to growth in the number of Mobile Systems' cellular customers of 21.7% (19.8% excluding acquisitions) since March 31, 1996, partially offset by a slight decline in average revenue per customer. Beginning in the first quarter of 1997, wireless local revenues also include revenues from Personal Communications Services (PCS) operations in California and Nevada. PCS revenues accounted for only a slight portion of the increase. At March 31, 1997, Mobile Systems had 4,623,000 customers in areas in which they were one of the two incumbent providers and 37,000 resale customers; Pacific Bell Mobile Systems had 26,000 PCS customers.

      Network Access Interstate network access revenues increased in the first quarter of 1997 due largely to increases in demand for access services by interexchange carriers. Growth in revenues from end user charges, attributable to an increasing access line base, also contributed to the increase. Partially offsetting these increases were sharing accrual adjustments from prior periods at PacBell.

      Intrastate network access revenues increased slightly in the first quarter of 1997 due to modest increases in demand, including usage by alternative intraLATA toll carriers, somewhat offset by the effects of the California Universal Service Fund discussed above.

      Long-Distance Service revenues were unchanged in the first quarter of 1997. Increases due to growth in wireless revenues, including revenues from interLATA service beginning in February 1996, and demand resulting from California's growing economy were offset by decreases due to the effect of the California Universal Service Fund discussed above, the impact of price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans at SWBell.

      Directory Advertising revenues increased in the first quarter of 1997 due mainly to the publication of directories not published in 1996 and, to a lesser extent, increased demand and earlier directory publication.

      Other operating revenues increased in the first quarter of 1997 due primarily to increased demand for voice messaging services, computer programming services and revenues from new business initiatives, such as wireless cable and internet services. These increases were somewhat offset by decreases in equipment sales, including Caller ID equipment.

SBC's operating expenses in the first quarter 1997 increased $289, or 7.0%, over the first quarter of 1996. Components of operating expenses for the first quarters of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                      First Quarter
                                                 -------------------------------
                                                                        Percent
                                                   1997      1996       Change
--------------------------------------------------------------------------------
Cost of services and products                     $ 2,055   $ 1,932        6.4%
Selling, general and administrative                 1,282     1,173        9.3
Depreciation and amortization                       1,068     1,011        5.6
---------------------------------------------------------------------
  Total Operating Expenses                        $ 4,405   $ 4,116        7.0%
================================================================================

      Total Operating Expenses Cost of services and products and selling, general and administrative expenses increased on a combined basis $232, or 7.5%, in the first quarter of 1997 due to increases at the Telephone Companies for employee compensation, costs incurred to prepare for local competition and expenses associated with damage from winter storms. Other increases related to growth at Mobile Systems and new business initiatives for PCS, long-distance and video. These increases were partially offset by savings at PAC due to a $152 settlement gain associated with lump-sum pension payments and 1996 changes in benefit plans and plan assumptions. Depreciation and amortization increased in the first quarter of 1997 due primarily to growth in plant levels at the Telephone Companies and Mobile Systems.

Equity in net income of affiliates decreased $18 in the first quarter of 1997 due to decreased income from Telefonos de Mexico, S.A. de C.V. (Telmex), resulting from SBC's reduced ownership percentage after the sale of Telmex L shares (as discussed in SBC's 1996 Annual Report) and the change in the functional currency used by SBC to record its interest from the peso to the U.S. dollar beginning in 1997.

SBC's investment in Telmex is recorded in accordance with U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Other Income (Expense)-Net decreased $22 in the first quarter of 1997 primarily as a result of distributions paid due to the sale of an additional $500 of Trust Originated Preferred Securities in June 1996.

Income taxes increased $33, or 6.7%, in the first quarter of 1997 primarily due to higher income before income taxes.

Cumulative Effect of Accounting Change As discussed in Note 3 to the financial statements, Pacific Bell Directory changed its method of recognizing directory publishing revenues and related expenses effective January 1, 1996. The cumulative after-tax effect of applying the new method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $90, or $0.10 per share. The gain is net of deferred taxes of $53. Management believes this change to the issue basis method is preferable because it is the method generally followed in the publishing industry, including Southwestern Bell Yellow Pages, Inc., and better reflects the operating activity of the business. This accounting change is not expected to have a significant net income effect on future periods.

================================================================================

================================================================================

SBC COMMUNICATIONS INC.


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12a  Computation of Ratios of Earnings to Fixed  Charges.

      Exhibit 12b Supplemental Pro Forma Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On March 14, 1997, SBC Communications Inc. (SBC) filed a Current Report on Form 8-K, reporting on Item 7, Financial Statements and Exhibits. In the Report, SBC provided pro forma combined condensed financial statements of SBC and Pacific Telesis Group assuming the merger was accounted for as a "pooling of interests."

      On March 31,  1997,  SBC filed a Current  Report on Form 8-K  reporting on
      Item 7, Financial Statements and Exhibits. In the Report, SBC filed exhibits relating to the issuance of 7 3/4% exchangeable notes due March 15, 2001.

================================================================================
================================================================================
                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




May 9, 1997                                  /s/ Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer