Form 10-K405/A
period 1996-12-31
SBC COMMUNICATIONS INC
filed 1997-06-24
CIK 732717

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

    |X|        Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 (Fee Required)
                 For the fiscal year ended December 31, 1996

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

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1996 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99.a Annual Report on Form 11-K for the SBC Savings Plan for the year 1996.

(2) Exhibit 99.b Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of June, 1997.

                                    SBC COMMUNICATIONS INC.

                                    By  /s/ Donald E. Kiernan

                                        Donald E. Kiernan
                                        Senior Vice President, Treasurer
                                          and Chief Financial Officer
June  24, 1997