Form 10-Q
period 1997-06-30
SBC COMMUNICATIONS INC
filed 1997-08-13
CIK 732717

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                      For the period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At July 31, 1997, 913,947,295 common shares were outstanding.

=====================================================================================
PART I - FINANCIAL INFORMATION
=====================================================================================
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-------------------------------------------------------------------------------------
                                         Three months ended      Six months ended
                                              June 30,               June 30,
                                      -----------------------------------------------
                                          1997        1996       1997        1996
-------------------------------------------------------------------------------------
Operating Revenues
Local service:
  Landline                            $  2,396    $  2,187   $  4,675    $  4,287
  Wireless                                 772         671      1,482       1,283
Network access:
  Interstate                               871         992      1,909       1,983
  Intrastate                               489         459        945         909
Long-distance service                      530         561      1,071       1,103
Directory advertising                      372         390        842         801
Other                                      506         478      1,003         946
-------------------------------------------------------------------------------------
Total operating revenues                 5,936       5,738     11,927      11,312
-------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products            2,227       1,937      4,282       3,869
Selling, general and administrative      2,996       1,294      4,278       2,467
Depreciation and amortization            1,646       1,018      2,714       2,029
-------------------------------------------------------------------------------------
Total operating expenses                 6,869       4,249     11,274       8,365
-------------------------------------------------------------------------------------
Operating Income (Loss)                   (933)      1,489        653       2,947
-------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                          (245)      (213)       (453)       (425)
Equity in net income of affiliates          54         55          81         100
Other expense - net                        (63)       (19)        (83)        (17)
-------------------------------------------------------------------------------------
Total other income (expense)              (254)      (177)       (455)       (342)
-------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and
  Cumulative Effect of Accounting       (1,187)     1,312         198       2,605
  Change
-------------------------------------------------------------------------------------
Income Taxes                              (400)       509         128       1,004
-------------------------------------------------------------------------------------
Income (Loss) Before Cumulative
Effect of Accounting Change               (787)       803          70       1,601
-------------------------------------------------------------------------------------
Cumulative Effect of Accounting
Change, net of tax                           -          -           -          90
-------------------------------------------------------------------------------------
Net Income (Loss)                     $   (787)   $   803    $     70    $  1,691
-------------------------------------------------------------------------------------

Earnings Per Common Share:
Income (Loss) Before Cumulative
  Effect of Accounting Change            $(0.86)     $0.87       $0.08       $1.73
  Cumulative Effect of Accounting          -          -          -            0.10
  Change
-------------------------------------------------------------------------------------
Net Income (Loss)                        $(0.86)     $0.87       $0.08       $1.83
-------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)         913        923         913         923
-------------------------------------------------------------------------------------
Dividends Declared Per Common Share   $  0.4475   $   0.43   $  0.8950   $    0.86
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                    ------------   -------------
                                                           1997            1996
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     744        $    314
Short-term cash investments                                 241             432
Accounts receivable - net of allowances for
  uncollectibles of $355 and $311                         4,700           4,684
Prepaid expenses                                            440             287
Deferred income taxes                                       812             201
Deferred charges                                            111             102
Other current assets                                        382             251
--------------------------------------------------------------------------------
Total current assets                                      7,430           6,271
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  63,680          61,786
  Less: Accumulated depreciation and amortization        37,247          35,706
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      26,433          26,080
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $929 and $611                           3,308           3,589
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,496           1,964
--------------------------------------------------------------------------------
Other Assets                                              1,579           1,581
--------------------------------------------------------------------------------
Total Assets                                          $  41,246        $ 39,485
--------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   3,754        $  2,335
Accounts payable and accrued liabilities                  7,738           6,584
Dividends payable                                           409             393
--------------------------------------------------------------------------------
Total current liabilities                                11,901           9,312
--------------------------------------------------------------------------------
Long-Term Debt                                           11,098          10,930
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       716             853
Postemployment benefit obligation                         4,898           5,070
Unamortized investment tax credits                          459             498
Other noncurrent liabilities                              2,129           2,181
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent               8,202           8,602
liabilities
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
preferred securities of subsidiary trusts*                1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                         934             934
Capital in excess of par value                            9,407           9,422
Retained earnings                                           551           1,297
Guaranteed obligations of employee stock                   (202)           (229)
ownership plans
Deferred compensation - LESOP                              (121)           (161)
Foreign currency translation adjustment                    (555)           (637)
Treasury shares (at cost)                                  (969)           (985)
--------------------------------------------------------------------------------
Total shareowners' equity                                 9,045           9,641
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  41,246        $ 39,485
--------------------------------------------------------------------------------
* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                       Six months ended
                                                            June 30,
                                                   ------------------------
                                                        1997          1996
---------------------------------------------------------------------------
Operating Activities
Net income                                          $     70      $  1,691
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                        2,714         2,029
  Undistributed earnings from investments in             (31)          (67)
  equity affiliates
  Provision for uncollectible accounts                   265           179
  Amortization of investment tax credits                 (39)          (40)
  Deferred income tax expense                           (499)          218
  Cumulative effect of accounting change, net of           -           (90)
  tax
  Other - net                                            177          (716)
---------------------------------------------------------------------------
Total adjustments                                      2,587         1,513
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities              2,657         3,204
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                 (2,771)       (2,361)
Investments in affiliates                                (14)          (51)
Purchase of short-term investments                      (326)         (675)
Proceeds from short-term investments                     517           294
Dispositions                                             346            70
Acquisitions                                            (797)          (54)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (3,045)       (2,777)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                   1,449          (911)
Issuance of other short-term borrowings                  120           239
Repayment of other short-term borrowings                (195)          (89)
Issuance of long-term debt                               407           424
Repayment of long-term debt                             (140)         (293)
Issuance of trust originated preferred securities          -         1,000
Purchase of fractional shares                            (15)            -
Issuance of common shares                                  -             3
Purchase of treasury shares                              (80)         (105)
Issuance of treasury shares                               81            67
Dividends paid                                          (802)         (916)
Other                                                     (7)           10
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing                 818          (571)
  Activities
---------------------------------------------------------------------------
Net increase (decrease) in cash and cash                 430          (144)
  equivalents
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year              314           566
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period             $    744      $    422
---------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
   Interest                                         $    461      $    436
   Income taxes                                     $    421      $    479

See Notes to Consolidated Financial Statements.

---------------------------------------------------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited
                                                                      Guaranteed                    Foreign
                                             Capital in             Obligations of    Deferred      Currency
                                 Common      Excess of   Retained   Employee Stock  Compensation  Translation  Treasury
                                   Shares    Par Value    Earnings  Ownership Plans    - LESOP     Adjustment    Shares
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996           $  934   $  9,422   $  1,297          $  (229)      $  (161)     $  (637)   $  (985)
Net income                                -          -         70                -             -           -           -
Dividends to shareowners                  -          -       (817)               -             -           -           -
Reduction of debt associated
with Employee Stock Ownership             -          -          -               27            -            -           -
  Plans
Reduction of debt associated
with Deferred Compensation - LESOP        -          -          -               -            40            -           -
Foreign currency translation
  adjustment                              -          -          -               -             -            82          -
Purchase of treasury shares               -          -          -               -             -            -         (80)
Issuance of treasury shares               -         (8)         -               -             -            -          96
Other                                     -         (7)         1               -             -            -           -
--------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997               $  934   $  9,407     $  551          $  (202)      $  (121)     $  (555)   $  (969)
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



SELECTED FINANCIAL AND OPERATING DATA
At June 30, or for the six months then ended:                1997              1996
                                                           ---------------------------
  Return on weighted average shareowners' equity...........  1.36%            35.04%
  Debt ratio............................................... 59.65%            55.78%
  Network access lines in service (000).................... 32,054            30,782
  Access minutes of use (000,000).......................... 63,974            58,937
  Cellular customers (000).................................  4,961             3,988
  Number of employees......................................118,240            108,750

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's Current Report on Form 8-K dated May 8, 1997, which presents the audited consolidated financial statements of SBC reflecting the business combination of SBC and Pacific Telesis Group.

    2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's largest subsidiaries are Southwestern Bell Telephone Company (SWBell) providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas, and Pacific Telesis Group (PAC), providing telecommunications services in California and Nevada. PAC's subsidiaries include Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.) All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

    3. COMPLETION OF MERGER On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 0.73145 of a share of SBC common stock (equivalent to approximately 313 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

   The combined results include the effect of changes applied retroactively to conform accounting methodologies between PAC and SBC for, among other items, pensions, postretirement benefits, sales commissions and merger transaction costs and certain deferred tax adjustments resulting from the merger. The retroactive application of these conforming changes increased SBC's net income by $11 for the second quarter of 1996 and $34 for the first six months of 1996; SBC had reported pre-merger net income of $501 and $965, while PAC reported net income of $291 and $692. The conforming changes did not affect operating revenues for the second quarter or first six months of 1996; during those periods, PAC reported operating revenues of $2,405 and $4,783 and SBC reported pre-merger revenues of $3,333 and $6,529.

   Transaction costs and one-time charges resulting from the merger of $359 ($215 net of tax) include, among other items, the present value of amounts to be returned to California and Nevada ratepayers as a condition of the merger (merger approval costs) and expenses for investment banker and professional fees. Of this total, $287 ($180 net of tax) is included in expenses in the first six months of 1997, and $72 ($35 net of tax) in 1996.

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

   Post-merger initiatives
   On June 19, 1997, SBC announced after-tax charges of $1.6 billion in the second quarter related to several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC, which included $165 ($101 after tax) of charges related to recent regulatory rulings and $281 ($176 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

   Reorganization SBC will centralize several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. PacBell, Nevada Bell and SWBell will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   SBC recognized a charge of approximately $338 ($213 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations will be recognized in future periods as those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SBC reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, SBC wrote off some assets and recognized impairments to the value of other assets with a combined charge of $965 ($667 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings in California, certain non-operating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As a result of this curtailment, SBC has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, SBC will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter of 1997, SBC recognized its total expense of $553 ($346 after tax) associated with these activities.

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

   Additionally, SBC will curtail several other video-related activities including discontinuing its broadband network video trials in Richardson, Texas and San Jose, California, substantially scaling back its involvement in the Tele-TV joint venture, working with Americast to define the appropriate ongoing role for SBC within the Americast venture. and evaluating its option to invest in cable television operations in Chicago. The collective impact of these decisions resulted in a charge of $145 ($92 after tax) in the second quarter of 1997.

4. NEW ACCOUNTING STANDARD Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), requires dual presentation of basic and diluted earnings per share (EPS). Diluted EPS will be similar to the fully diluted EPS under current accounting rules. SBC will adopt FAS 128 in its annual 1997 consolidated financial statements, but does not expect FAS 128 to have any significant impact.

5. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1996, Pacific Bell Directory (a subsidiary of PacBell and an indirect subsidiary of PAC) recognized revenues and expenses related to publishing directories in California using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "issue basis" method, revenues and expenses are recognized when the directories are issued. The change to the issue basis method was made because it is the method of generally followed in the publishing industry, including Southwestern Bell Yellow Pages, Inc., and better reflects the operating activity of the business.

   The change was adopted during the fourth quarter of 1996. The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1996 as a one-time, non-cash gain applicable to continuing operations of $90, or $0.10 per share. The gain is net of deferred taxes of $53.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the second quarters and first six months of 1997 and 1996 are summarized as follows:

------------------------------------------------------------------------------------
                                  Second Quarter              Six-Month Period
                            ---------------------------  ---------------------------
                                              Percent                       Percent
                               1997    1996   Change        1997     1996   Change
------------------------------------------------------------------------------------
Operating revenues          $ 5,936 $ 5,738     3.5%    $ 11,927 $ 11,312     5.4%
Operating expenses          $ 6,869 $ 4,249    61.7%    $ 11,274 $  8,365    34.8%
Income (loss) before
  cumulative  effect of     $  (787)$   803      -      $     70 $  1,601      -
  accounting change
Cumulative effect of
  accounting  change              -      -       -             - $     90      -
Net income (loss)           $  (787)$   803      -      $     70 $  1,691      -
====================================================================================

SBC's second quarter 1997 net loss of $787, or $0.86 per share, includes after-tax charges of $1.6 billion reflecting strategic initiatives resulting from a comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. Excluding these items, SBC reported net income of $824, 2.6% higher than second quarter 1996 net income of $803, and on a per share basis, $0.90 per share, 3.4% higher than 1996 second quarter earnings per share of $0.87. SBC currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and local number portability of $300 to $500 during the remainder of 1997.

Excluding these second quarter charges from the six months ended June 30, 1997, income before cumulative effect of accounting change would have been $1,681, 5.0% higher than the first six months of 1996, and on a per share basis, $1.84 per share, 6.4% higher than the first six months of 1996 income before cumulative effect of accounting change of $1.73.

Excluding these second quarter charges, the primary factors contributing to the increase in income before cumulative effect of accounting change during the second quarter and first six months of 1997 were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell) and Southwestern Bell Mobile Systems (Mobile Systems), partially offset by increased expenses at Pacific Bell (PacBell), including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada. Results for the first six months of 1997 were also favorably affected by a first quarter 1997 $90 after-tax settlement gain at Pacific Telesis Group (PAC) associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Revenues SBC's operating revenues in the second quarter and first six months of 1997 reflect reductions of $188 related primarily to the impact of several recent regulatory rulings. Excluding these items, SBC's operating revenues increased $386, or 6.7%, and $803, or 7.1%, over the second quarter and first six months of 1996. Components of operating revenues for the second quarters and first six months of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                          Second Quarter                Six-Month Period
                   ----------------------------- -------------------------------
                                        Percent                         Percent
                      1997      1996    Change       1997    1996       Change
--------------------------------------------------------------------------------
Local service:
   Landline        $  2,396  $  2,187      9.6%   $  4,675  $ 4,287        9.1%
   Wireless             772       671     15.1       1,482    1,283       15.5
Network access:
   Interstate           871       992    (12.2)      1,909    1,983       (3.7)
   Intrastate           489       459      6.5         945      909        4.0
Long-distance           530       561     (5.5)      1,071    1,103       (2.9)
service
Directory               372       390     (4.6)        842      801        5.1
advertising
Other                   506       478      5.9       1,003      946        6.0
-------------------------------------            -------------------
     Total         $  5,936  $  5,738      3.5%   $ 11,927  $ 11,312       5.4%
================================================================================

      Local Service Landline local service revenues increased in the second quarter and first six months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 4.1% since June 30, 1996, of which 43% was due to growth in California and 36% was due to growth in Texas.
      Approximately 35% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling options, Caller ID and other enhanced services, increased by approximately 21%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. For further information on the operations of the CHCFB, see the discussion under the heading "Regulatory Environment - California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Amounts received from the CHCFB resulted in a minor shift of equivalent revenues from long-distance and intrastate network access revenues to local service revenues in the second quarter and first six months of 1997. Rate reductions due to CPUC price cap orders and revenue sharing accruals partially offset increases in landline local service revenues .

      Wireless local service revenues increased in the second quarter and first six months of 1997 due primarily to growth in the number of Mobile Systems' cellular customers of 21.3% (19.2% excluding acquisitions) since June 30, 1996, partially offset by a decline in average revenue per customer. 1997 wireless local service revenues also include revenues from PCS operations in California ,Nevada and Oklahoma, which contributed to the increase. At June 30, 1997, SBC had 4,781,000 customers in areas in which they were one of the two incumbent providers, 43,000 resale customers and 137,000 PCS customers.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued


      Network Access Interstate network access revenues decreased in the second quarter and first six months of 1997 due to $187 in one-time charges. These one-time charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end user charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the change in the PIU factor in California, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in an overall decline in total network access revenues. Without these impacts, interstate network access revenues would have increased in the second quarter and first six months of 1997 due largely to increases in demand for access services by interexchange carriers and growth in revenues from end user charges attributable to an increasing access line base. Partially offsetting these increases were the effects of revenue sharing adjustments made in 1996 at PacBell.

      Intrastate network access revenues increased in the second quarter and first six months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues were relatively unchanged in the second quarter and first six months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers, were offset by the state regulatory rate orders and the effects of the CHCFB discussed above.

      Long-Distance Service revenues decreased in the second quarter and first six months of 1997 due to the effect of the CHCFB discussed above under Local Service, regulatory rate orders, price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans at SWBell. These decreases were somewhat offset by increases due to growth in wireless revenues, including revenues from interLATA service, and demand resulting from California's growing economy.

      Directory Advertising revenues increased in the first six months of 1997 due mainly to the publication of directories not published in 1996 and, to a lesser extent, increased demand. Directory advertising revenues decreased in the second quarter of 1997 due to changes in directory publication schedules as compared with 1996.

      Other operating revenues increased in the second quarter and first six months of 1997 due primarily to increased demand for voice messaging services and revenues from new business initiatives, such as wireless cable and internet services. These increases were somewhat offset by decreases in equipment sales, including Caller ID equipment.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Expenses SBC's operating expenses in the second quarter and first six months of 1997 reflect $2,232 of charges related to strategic initiatives resulting from a comprehensive review of operations of the merged company and the impact of several recent regulatory rulings (see Note 3 to the Financial Statements). Excluding these items, SBC's operating expenses increased $388, or 9.1%, and $677, or 8.1%, over the second quarter and first six months of 1996. Components of operating expenses for the second quarters and first six months of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                          Second Quarter                Six-Month Period
                   -----------------------------  -----------------------------
                                         Percent                        Percent
                     1997        1996    Change    1997      1996       Change
-------------------------------------------------------------------------------
Cost of
services and       $  2,227  $  1,937      15.0%  $  4,282  $ 3,869       10.7%
products
Selling,
general and           2,996     1,294     131.5      4,278    2,467       73.4
administrative
Depreciation
  and amortization    1,646     1,018      61.7      2,714    2,029       33.8
-----------------------------------------        --------------------
   Total           $  6,869  $  4,249      61.7%  $ 11,274  $ 8,365       34.8%
===============================================================================

      Cost of services and products for the second quarter and first six months of 1997 reflect charges of $62 relating to SBC's strategic initiatives and operational reviews, including charges for customer number portability. Excluding these charges, cost of services and products increased $228, or 11.8%, in the second quarter of 1997 and $351, or 9.1%, in the first six months of 1997 due primarily to increases in employee compensation, including increases related to force additions, network expansion and maintenance, and expenses related to interconnection, the introduction of PCS operations, and growth at Mobile Systems. For the six month period, these increases were somewhat offset by PAC's first quarter 1997 $105 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Selling, general and administrative expenses for the second quarter and first six months of 1997 reflect $1,578 of charges relating to SBC's strategic initiatives and operational reviews. As discussed in Note 3 to the Financial Statements, the most significant of these charges included shut down of the Advanced Communications Network, regulatory costs related to the approval of the merger with SBC by California regulators, and reorganization initiatives. Excluding these one-time charges, selling, general and administrative expenses increased $124, or 9.6%, in the second quarter of 1997 and $233, or 9.4%, in the first six months of 1997 due to increases for expenses associated with the introduction of PCS operations, employee compensation, sales agents commissions and advertising. For the six month period, these increases were partially offset by PAC's first quarter 1997 $47 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

      Depreciation and amortization for the second quarter and first six months of 1997 reflects charges totaling $592 to record impairment of plant and intangibles. As discussed in Note 3 to the Financial Statements, the most significant of these impairments related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment and cable within commercial buildings in California. Excluding these charges, depreciation and amortization increased $36, or 3.5%, in the second quarter and $93, or 4.6% in the first six months of 1997. The increases were primarily due to overall higher plant levels partially offset by reduced depreciation during the second quarter on analog switching equipment in California.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Interest expense increased $32, or 15.0%, and $28, or 6.6% in the second quarter and first six months of 1997 due primarily to interest associated with second quarter 1997 charges and increased short-term debt levels.

Equity in net income of affiliates decreased $19 in the first six months of 1997 due to decreased income from Telefonos de Mexico, S.A. de C.V. (Telmex), resulting from SBC's reduced ownership percentage after the sale of Telmex L shares and the change in the functional currency used by SBC to record its interest in Telmex from the peso to the U.S. dollar beginning in 1997, partially offset by income from SBC's May 1997 investment in Telkom SA Limited (see Other Business Matters).

SBC's investment in Telmex is recorded in accordance with U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Other income (expense) -net was a net expense of $63 for the second quarter and $83 for the first six months of 1997. The increased expense includes $26 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Other increases from 1996 relate primarily to distributions paid due to the sale by PAC of an additional $500 of Trust Originated Preferred Securities in June 1996.

Income taxes for the second quarter reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several recent regulatory rulings. The effective tax rate on these items was lower as a result of non-deductible items included in the charge and valuation adjustments to certain deferred tax assets.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Access Reform/Price Caps On June 3, 1997, SBC filed with the Federal Communications Commission (FCC) a Petition for Partial Stay (Petition) of aspects of the orders adopted on May 7, 1997 by the FCC on access reform and local exchange carrier price caps. The Petition asked the FCC to stay the application of the 6.5% productivity offset to all price cap Local Exchange Carriers (LECs), its retroactive application to the 1996 annual tariff filings, and exogenous reductions associated with the completion of equal access amortization. The FCC denied the stay on June 18, 1997. The impact of the retroactive portion of the FCC orders was recorded in the second quarter of 1997.

On June 16, 1997, SBC and several other parties filed court appeals regarding several aspects of the Access Reform and Price Cap Orders. The appeal related to access reform has been assigned to the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit). The appeal related to price caps and

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

the productivity offset decision has been assigned to the U.S. Court of Appeals for the 10th Circuit in Denver, but on July 28, 1997 it was transferred to the U.S. Court of Appeals for the D.C. Circuit.

Interconnection Agreements SBC continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Agreements have been reached and approved by all of the state commissions in states where SBC operates. Some parties have entered into second arbitration processes to address remaining interconnection issues in dispute in Kansas, Oklahoma, and Texas. Additionally, on July 17, 1997 the Federal District Court in Kansas City dismissed without prejudice SBC's lawsuit challenging the AT&T arbitration order in Kansas on the grounds it was premature.

On July 18, 1997, the 8th Circuit set aside key parts of the FCC Interconnection Order that attempted to set prices for local exchange services, holding that the right to set such prices is reserved exclusively to the states. SBC is in agreement with the 8th Circuit's ruling on the order and believes the intent of the Telecommunications Act of 1996 (Telecom Act) retained state regulators' jurisdiction over pricing of intrastate service and local interconnection. The FCC has indicated it will appeal the 8th Circuit's decision to the Supreme Court.

InterLATA Long-distance Filing On April 11, 1997, SBC filed an application with the FCC for the provision of interLATA long-distance services in Oklahoma under the provisions of the Telecom Act. The Oklahoma Corporation Commission approved SBC's application in April 1997. On June 26, 1997 the FCC denied SBC's application on the basis that SBC had not met the requirement established by the Telecom Act. SBC intends to appeal.

Incentive Legislation Oklahoma enacted legislation, effective July 1, 1997, which provides for alternative regulation in Oklahoma for telecommunications providers. Key provisions of the new law allow SBC to apply for alternative regulation at any time, impose a restriction against the state commission initiating a rate case until February 5, 2001, establish a Universal Service Fund (USF), and require SBC to keep intrastate access rates in parity with interstate rates, but allows SBC to seek partial recovery of the access rate reductions from the USF. In addition, the new law allows for streamlined tariff processing procedures and allows companies to apply to have services declared competitive and eventually deregulated.

Portions of Telecom Act Challenged - On July 2, 1997, SBC sued in U.S. District Court for the Northern District of Texas to declare a portion of the Telecom Act unconstitutional on the grounds the Telecom Act improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other local exchange companies are free to provide. The suit challenges only that portion of the Telecom Act which excludes SBC from competing in certain lines of business.

OTHER BUSINESS MATTERS

In May 1997, the consortium of SBC and Telekom Malaysia Berhad, 60% owned by SBC, completed the purchase of 30% of Telkom SA Limited (Telkom), the state-owned government telecommunications company of South Africa. SBC invested approximately $760, approximately $600 of which will remain in Telkom.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, as in 1996, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, in March 1997 SBC issued approximately $385 in debt due March 2001 which, at SBC's option, may be redeemed upon maturity either in cash or Telmex L shares (equivalent to up to 2.4% of Telmex's equity capitalization at March 31, 1997). SBC had $744 in cash and cash equivalents available at June 30, 1997. SBC has entered into agreements with several banks for lines of credit totaling $2,550, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of June 30, 1997. Commercial paper borrowings as of June 30, 1997 totaled $3,223.

Over the next few years, SBC is expecting to incur significant capital and software expenditures for customer number portability and interconnection. SBC expects capital costs and expenses associated with customer number portability, which allows customers to switch to new local competitors and keep the same phone number, to total up to $1.5 billion on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. The FCC has suspended tariffs filed by SWBell and PacBell for recovery of these costs until September 1997, pending the issuance of its order on customer number portability. SBC is unable to predict the likelihood of the FCC permitting the tariffs to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and markets entered and customers served by those competitors. Accordingly, SBC is currently unable to reasonably estimate these costs.

================================================================================

================================================================================
SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 25, 1997, in San Antonio, Texas. Shareowners representing 503,128,160 shares of common stock were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

                                          SHARES             SHARES
        DIRECTOR                            FOR             WITHHELD*
        --------                            ---             ---------
        Clarence C. Barksdale           491,874,220        11,253,940
        Ruben R. Cardenas               491,664,317        11,463,843
        Martin K. Eby, Jr.              492,217,556        10,910,604
        Charles F. Knight               491,369,658        11,758,502
        Philip J. Quigley               492,224,303        10,903,857
        Richard M. Rosenberg            492,105,630        11,022,530
        Carlos Slim Helu                491,532,280        11,595,880

      *Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares voted in person at the meeting where the shareowner did not vote for such director or directors.

(c) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 1997. The vote was 496,996,578 FOR and 3,217,455 AGAINST, with 2,914,127 shares ABSTAINING.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.
      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K
      On April 1, 1997, SBC Communications Inc. (SBC) filed a Current Report on Form 8-K, reporting on Item 2 Acquisition or Disposition of Assets, Item 5 Other Events, and Item 7 Financial Statements and Exhibits. In the Report, SBC announced the completion of the merger of an SBC subsidiary with Pacific Telesis Group

      On May 9, 1997, SBC filed a Current Report on Form 8-K reporting on Item 7, Financial Statements and Exhibits. In the Report, SBC filed audited consolidated supplemental financial statements of SBC Communications Inc. reflecting the merger with Pacific Telesis Group.

      On June 19, 1997, SBC filed a Current Report on Form 8-K reporting on Item 5, Other Events. In the Report, SBC announced strategic decisions related to merger with Pacific Telesis Group and regulatory policies.

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

                                          SBC Communications Inc.




August 13, 1997                             /s/  Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer