Form 10-Q
period 1997-09-30
SBC COMMUNICATIONS INC
filed 1997-11-12
CIK 732717

FORM 10-Q


                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 1997, 916,587,974 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-------------------------------------------------------------------------------------
                                         Three months ended      Nine months ended
                                           September 30,           September 30,
                                      -----------------------------------------------
                                          1997        1996       1997        1996
-------------------------------------------------------------------------------------
Operating Revenues
Local service:
  Landline                            $  2,467    $  2,229   $  7,142    $  6,516
  Wireless                                 805         685      2,287       1,968
Network access:
  Interstate                             1,019         999      2,928       2,982
  Intrastate                               463         461      1,408       1,370
Long-distance service                      541         564      1,612       1,667
Directory advertising                      503         517      1,345       1,318
Other                                      547         502      1,550       1,448
-------------------------------------------------------------------------------------
Total operating revenues                 6,345       5,957     18,272      17,269
-------------------------------------------------------------------------------------

Operating Expenses
Cost of services and products            2,365       2,075      6,760       5,957
Selling, general and administrative      1,422       1,309      5,587       3,763
Depreciation and amortization            1,086       1,041      3,800       3,070
-------------------------------------------------------------------------------------
Total operating expenses                 4,873       4,425     16,147      12,790
-------------------------------------------------------------------------------------
Operating Income                         1,472       1,532      2,125       4,479
-------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                          (240)      (193)       (693)       (618)
Equity in net income of affiliates          62         70         143         170
Other income (expense) - net               (26)       (22)       (109)        (39)
-------------------------------------------------------------------------------------
Total other income (expense)              (204)      (145)       (659)       (487)
-------------------------------------------------------------------------------------
Income Before Income Taxes and
  Cumulative Effect of Accounting        1,268      1,387       1,466       3,992
  Change
-------------------------------------------------------------------------------------
Income Taxes                               452        520         580       1,524
-------------------------------------------------------------------------------------
Income Before Cumulative Effect
  of Accounting Change                     816        867         886       2,468
-------------------------------------------------------------------------------------
Cumulative Effect of Accounting
  Change, net of tax                         -          -           -          90
-------------------------------------------------------------------------------------
Net Income                            $    816    $   867    $    886    $  2,558
-------------------------------------------------------------------------------------

Earnings Per Common Share:
Income Before Cumulative Effect of
  Accounting Change                   $    0.89   $   0.94   $    0.97   $    2.67
Cumulative Effect of Accounting              -          -            -        0.10
  Change
-------------------------------------------------------------------------------------
Net Income                            $    0.89   $   0.94   $    0.97   $    2.77
-------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)         914        922         913         922
-------------------------------------------------------------------------------------
Dividends Declared Per Common Share   $  0.4475   $   0.43   $  1.3425   $    1.29
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                  September 30,     December 31,
                                                  -------------   -------------
                                                           1997            1996
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     705        $    314
Short-term cash investments                                 504             432
Accounts receivable - net of allowances for
  uncollectibles of $391 and $311                         4,867           4,684
Prepaid expenses                                            452             287
Deferred income taxes                                       755             201
Deferred charges                                            118             102
Other current assets                                        222             251
--------------------------------------------------------------------------------
Total current assets                                      7,623           6,271
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  64,310          61,786
  Less: Accumulated depreciation and amortization        37,536          35,706
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      26,774          26,080
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $967 and $611                           3,289           3,589
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,722           1,964
--------------------------------------------------------------------------------
Other Assets                                              1,648           1,581
--------------------------------------------------------------------------------
Total Assets                                          $  42,056        $ 39,485
--------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   3,448        $  2,335
Accounts payable and accrued liabilities                  5,874           5,682
Accrued taxes                                             2,000             902
Dividends payable                                           411             393
--------------------------------------------------------------------------------
Total current liabilities                                11,733           9,312
--------------------------------------------------------------------------------
Long-Term Debt                                           11,636          10,930
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                       771             853
Postemployment benefit obligation                         4,975           5,070
Unamortized investment tax credits                          440             498
Other noncurrent liabilities                              1,965           2,181
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent               8,151           8,602
  liabilities
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                         934             934
Capital in excess of par value                            9,416           9,422
Retained earnings                                           958           1,297
Guaranteed obligations of employee stock                   (196)           (229)
  ownership plans
Deferred compensation - LESOP                              (118)           (161)
Foreign currency translation adjustment                    (551)           (637)
Treasury shares (at cost)                                  (907)           (985)
--------------------------------------------------------------------------------
Total shareowners' equity                                 9,536           9,641
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  42,056        $ 39,485
--------------------------------------------------------------------------------
* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                       Nine months ended
                                                        September 30,
                                                   ------------------------
                                                        1997          1996
---------------------------------------------------------------------------
Operating Activities
Net income                                          $    886      $  2,558
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        3,800         3,070
  Undistributed earnings from investments in             (70)         (124)
    equity affiliates
  Provision for uncollectible accounts                   388           293
  Amortization of investment tax credits                 (58)          (60)
  Deferred income tax expense                           (391)          333
  Cumulative effect of accounting change, net of           -           (90)
    tax
  Other - net                                            (25)         (947)
---------------------------------------------------------------------------
Total adjustments                                      3,644         2,475
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities              4,530         5,033
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                 (4,127)       (3,694)
Investments in affiliates                                (22)          (57)
Purchase of short-term investments                      (728)         (750)
Proceeds from short-term investments                     656           569
Dispositions                                             427           115
Acquisitions                                          (1,049)         (223)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (4,843)       (4,040)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                     668          (845)
Issuance of other short-term borrowings                  730           209
Repayment of other short-term borrowings                (195)          (89)
Issuance of long-term debt                               953           814
Repayment of long-term debt                             (284)         (318)
Issuance of trust originated preferred securities          -         1,000
Purchase of fractional shares                            (15)            -
Purchase of treasury shares                              (80)         (338)
Issuance of treasury shares                              144            76
Dividends paid                                        (1,210)       (1,297)
Other                                                     (7)           (1)
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing                 704          (789)
  Activities
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                391           204
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year              314           566
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period             $    705      $    770
---------------------------------------------------------------------------

Cash paid during the nine months ended September 30 for:
   Interest                                         $    709      $    649
   Income taxes, net of refunds                     $    268      $    970

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                      Guaranteed                    Foreign
                                             Capital in             Obligations of    Deferred      Currency
                                 Common      Excess of   Retained   Employee Stock  Compensation  Translation  Treasury
                                   Shares    Par Value    Earnings  Ownership Plans    - LESOP     Adjustment    Shares
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996           $  934   $  9,422   $  1,297          $  (229)      $  (161)     $  (637)   $  (985)
Net income                                -          -        886                -             -           -           -
Dividends to shareowners                  -          -     (1,227)               -             -           -           -
Reduction of debt associated
with Employee Stock Ownership             -          -          -               33            -            -           -
Plans
Reduction of debt associated
with Deferred Compensation - LESOP        -          -          -               -            43            -           -
Foreign currency translation
  adjustment                              -          -          -               -             -            86          -
Purchase of treasury shares               -          -          -               -             -            -         (80)
Issuance of treasury shares               -         (8)         -               -             -            -         158
Other                                     -          2          2               -             -            -           -
------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997          $  934   $  9,416     $  958          $  (196)      $  (118)     $  (551)   $  (907)
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


SELECTED FINANCIAL AND OPERATING DATA
At September 30, or for the nine months then ended:           1997             1996
                                                           ------------------------
  Return on weighted average shareowners' equity........... 11.86%            35.28%
  Debt ratio............................................... 58.88%            55.79%
  Network access lines in service (000).................... 32,465            31,117
  Access minutes of use (000,000).......................... 96,974            89,244
  Cellular customers (000).................................  5,228             4,156
  Number of employees......................................118,440            108,940

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's Current Report on Form 8-K dated May 8, 1997, which presents the audited consolidated financial statements of SBC reflecting the business combination of SBC and Pacific Telesis Group (PAC).

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's largest subsidiaries are Southwestern Bell Telephone Company (SWBell), providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas, and PAC, providing telecommunications services in California and Nevada. PAC's subsidiaries include Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.) All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

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

   The combined results include the effects of changes applied retroactively to conform accounting methodologies between PAC and SBC for, among other items, pensions, postretirement benefits, sales commissions and merger transaction costs and certain deferred tax adjustments resulting from the merger. The retroactive application of these conforming changes increased SBC's net income by $15 for the third quarter of 1996 and $49 for the first nine months of 1996; SBC had reported pre-merger net income of $593 and $1,558, while PAC reported net income of $259 and $951. The conforming changes did not affect operating revenues for the third quarter or first nine months of 1996; during those periods, PAC reported operating revenues of $2,356 and $7,139 and SBC reported pre-merger revenues of $3,601 and $10,130.

   Transaction costs and one-time charges resulting from the merger of $359 ($215 net of tax) include, among other items, the present value of amounts to be returned to California and Nevada ratepayers as a condition of the merger (merger approval costs) and expenses for investment banker and professional fees. Of this total, $287 ($180 net of tax) is included in expenses in 1997, and $72 ($35 net of tax) in 1996.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   Post-merger initiatives
   During the second quarter 1997, SBC announced after-tax charges of $1.6 billion in the second quarter related to several strategic decisions resulting from the merger integration process that began with the April 1 closing of its merger with PAC, which included $165 ($101 after tax) of charges related to recent regulatory rulings and $281 ($176 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

   Reorganization SBC will centralize several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

   SBC recognized a charge of approximately $338 ($213 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SBC reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, SBC wrote off some assets and recognized impairments to the value of other assets with a combined charge of $965 ($667 after tax) recorded in the second quarter of 1997. These impairments and writeoffs related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment, duplicate or obsolete equipment, cable within commercial buildings in California, certain nonoperating plant and other assets.

   Video curtailment/purchase commitments SBC also announced it is scaling back its limited direct investment in video services. As a result of this curtailment, SBC has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, SBC will pay the liabilities of the ACN trust that owns and finances ACN construction, incur costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. In the second quarter of 1997, SBC recognized its net expense of $553 ($346 after tax) associated with these activities. During the third quarter of 1997, SBC recorded the corresponding short-term debt of $610 previously incurred by the ACN trust on its balance sheet.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   Additionally, SBC will curtail several other video-related activities including discontinuing its broadband network video trials in Richardson, Texas and San Jose, California, substantially scaling back its involvement in the Tele-TV joint venture, evaluating its option to invest in cable television operations in Chicago and negotiating with Americast Corporation to define the appropriate ongoing role for SBC within the Americast venture. Americast Corporation has filed for arbitration in connection with these negotiations. The collective impact of these decisions resulted in a charge of $145 ($92 after tax) in the second quarter of 1997.

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

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the third quarters and first nine months of 1997 and 1996 are summarized as follows:

------------------------------------------------------------------------------------
                                  Third Quarter              Nine-Month Period
                            ---------------------------  ---------------------------
                                              Percent                       Percent
                               1997    1996   Change        1997     1996   Change
------------------------------------------------------------------------------------
Operating revenues            $ 6,345 $ 5,957     6.5%    $ 18,272 $ 17,269     5.8%
Operating expenses            $ 4,873 $ 4,425    10.1%    $ 16,147 $ 12,790    26.2%
Income before cumulative
  effect of accounting change $   816 $   867    (5.9)%   $    886 $  2,468   (64.1)%
Cumulative effect of
  accounting  change                -      -       -             - $     90      -
Net income                    $   816 $   867    (5.9)%   $    886 $  2,558      -
====================================================================================

SBC reported net income for the third quarter of 1997 of $816, or $0.89 per share, compared to $867, or $ 0.94 per share, in the third quarter of 1996. SBC's net income for the first nine months of 1997 of $886, or $0.97 per share, includes after-tax charges of approximately $1.7 billion reflecting strategic initiatives resulting from a comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997, costs incurred for customer number portability since the merger and charges for ongoing merger integration costs, primarily related to movement of employees. Excluding these items, SBC reported net income of $2,540 for the first nine months of 1997, 2.9% higher than 1996 income before cumulative effect of accounting change of $2,468, and on a per share basis, $2.78 per share, 4.1% higher than 1996 earnings per share of $2.67. SBC currently anticipates incurring additional after-tax charges for ongoing merger integration costs, primarily related to movement of employees, and customer number portability of $250 to $350 during the remainder of 1997.

Excluding these charges, the primary factors contributing to the increase in income before cumulative effect of accounting change during the third quarter and first nine months of 1997 were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell) and Southwestern Bell Mobile Systems (Mobile Systems), partially offset by increased expenses at Pacific Bell (PacBell, which also includes its subsidiaries), including expenses for the introduction of Personal Communications Services (PCS) operations in California and Nevada. Third quarter results also reflect charges to net income of $43 for costs incurred in connection with customer number portability since the merger and ongoing merger integration costs. Results for the first nine months of 1997 were also favorably affected by a first quarter 1997 $90 after-tax settlement gain at Pacific Telesis Group (PAC) associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Revenues SBC's operating revenues for the first nine months of 1997 reflect reductions of $188 related primarily to the impact of several regulatory rulings during the second quarter of 1997. SBC's operating revenues increased $388, or 6.5%, in the third quarter of 1997, and excluding the reductions described above, $1,191, or 6.9%, in the first nine months of 1997. Components of operating revenues for the third quarters and first nine months of 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                          Third Quarter                Nine-Month Period
                   ----------------------------- -------------------------------
                                        Percent                         Percent
                      1997      1996    Change       1997    1996       Change
--------------------------------------------------------------------------------
Local service:
   Landline        $  2,467  $  2,229     10.7%   $  7,142  $ 6,516        9.6%
   Wireless             805       685     17.5       2,287    1,968       16.2
Network access:
   Interstate         1,019       999      2.0       2,928    2,982       (1.8)
   Intrastate           463       461      0.4       1,408    1,370        2.8
Long-distance           541       564     (4.1)      1,612    1,667       (3.3)
service
Directory               503       517     (2.7)      1,345    1,318        2.0
advertising
Other                   547       502      9.0       1,550    1,448        7.0
-------------------------------------            -------------------
     Total         $  6,345  $  5,957      6.5%   $ 18,272  $ 17,269       5.8%
================================================================================

      Local Service Landline local service revenues increased in the third quarter and first nine months of 1997 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 4.3% since September 30, 1996, of which 43% was due to growth in California and 38% was due to growth in Texas. Approximately 37% of access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues for the nine month period, which include custom calling options, Caller ID and other enhanced services, increased by approximately 21%. Local service revenues also reflect the implementation of the California High Cost Fund (CHCFB) that went into effect February 1, 1997. The California Public Utilities Commission (CPUC) has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow PacBell to set competitive rates for other services. The rebalancing provisions of the CHCFB resulted in a minor shift of equivalent revenues from long-distance and intrastate network access revenues to local service revenues in the third quarter and first nine months of 1997. For further information on the operations of the CHCFB, see the discussion under the heading "Regulatory Environment - California" on page 10 of SBC's Current Report on Form 8-K dated May 8, 1997. Additionally, Federal payphone deregulation increased local service and decreased other operating revenues and, to a lesser extent, long-distance service and interstate network access; the overall impact was a slight increase in total operating revenues. Rate reductions due to CPUC price cap orders partially offset increases in landline local service revenues.

      Wireless local service revenues increased in the third quarter and first nine months of 1997 due primarily to growth in the number of Mobile Systems' cellular customers of 19.4% (17.4% excluding acquisitions) since September 30, 1996, partially offset by a decline in average revenue per customer. 1997 wireless local revenues also include revenues from PCS operations in California, Nevada and Oklahoma, which contributed to the increase. At September 30, 1997, SBC had 4,890,000 traditional cellular customers, 51,000 resale customers and 287,000 PCS customers.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Network Access Interstate network access revenues decreased in the first nine months of 1997 due to $187 in one-time charges. These one-time charges include billing claim settlements related to the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end-user charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment mandated in the July 1, 1997 Federal price cap filing. While the change in the PIU factor in California, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access revenues, it resulted in a slight decline in total network access revenues. Without these impacts, interstate network access revenues increased in the third quarter and first nine months of 1997 due to increases in demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base. Partially offsetting these increases were the effects of the rate reduction related to the productivity factor adjustment and PacBell's revenue sharing adjustments made in 1996.

      Intrastate network access revenues increased in the first nine months of 1997 due primarily to the PIU settlements described above. Excluding this impact, intrastate network access revenues were relatively unchanged in the third quarter and first nine months of 1997 as increases in demand, including usage by alternative intraLATA toll carriers, were offset by state regulatory rate orders and the effects of the CHCFB discussed above in Local Service.

      Long-Distance Service revenues decreased in the third quarter and first nine months of 1997 due to the effect of the CHCFB discussed above, regulatory rate orders, price competition from alternative intraLATA toll carriers and the introduction and deployment of extended area local service plans at SWBell. These decreases were somewhat offset by increases due to growth in wireless revenues, including revenues from interLATA service, and demand resulting from California's growing economy.

      Directory Advertising revenues increased in the first nine months of 1997 due mainly to the publication of directories not published in 1996 and, to a lesser extent, increased demand. Directory Advertising revenues decreased in the third quarter of 1997 due to changes in directory publication schedules as compared with 1996, which shifted a major directory into the fourth quarter of 1997.

      Other operating revenues increased in the third quarter and first nine months of 1997 due primarily to increased equipment sales at Pacific Bell Mobile Services and Mobile Systems and increased demand for PacBell and SWBell nonregulated products and services. Revenues from new business initiatives, primarily voice messaging services and Internet services, also contributed to the increase. For the nine month period, these increases were somewhat offset by decreases in sales of Caller ID equipment resulting from outsourcing Caller ID equipment sales to an external vendor during 1997.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Expenses SBC's operating expenses for the first nine months of 1997 reflect approximately $2.3 billion of charges related to strategic initiatives resulting from a comprehensive review of operations of the merged company, the impact of several regulatory rulings during the second quarter of 1997 (see Note 3 to the Financial Statements), costs incurred for customer number portability since the merger and charges for ongoing merger integration costs. SBC's operating expenses increased $448, or 10.1%, in the third quarter of 1997 and excluding the charges described above $1,055, or 8.2%, in the first nine months of 1997. Components of operating expenses for the third quarters and first nine months of 1997 and 1996 are as follows:

-------------------------------------------------------------------------------
                          Third Quarter                Nine-Month Period
                   -----------------------------  -----------------------------
                                         Percent                        Percent
                     1997        1996    Change    1997      1996       Change
-------------------------------------------------------------------------------
Cost of
  services and     $  2,365  $  2,075     14.0%   $  6,760  $ 5,957      13.5%
  products
Selling,
  general and         1,422     1,309       8.6      5,587    3,763       48.5
  administrative
Depreciation
  and amortization    1,086     1,041       4.3      3,800    3,070       23.8
-----------------------------------------        --------------------
   Total           $  4,873  $  4,425      10.1%  $ 16,147  $ 12,790      26.2%
===============================================================================

      Cost of services and products reflects charges of $96 in the first nine months of 1997 relating to SBC's strategic initiatives, operational reviews, costs incurred for customer number portability since the merger and ongoing merger integration costs; excluding these charges, expenses increased $707, or 11.9%, in the first nine months of 1997. The third quarter and year-to-date increases were significantly impacted by the introduction of PCS operations during 1997. Additional increases were due primarily to increases in employee compensation, including increases related to force additions and contract labor, network expansion and maintenance, growth at Mobile Systems and interconnection costs. During the third quarter of 1997, pension settlement gains previously reported as cost of services and products were reclassified to selling, general and administrative expense; prior quarters of 1997 were restated to reflect this reclassification.

      Selling, general and administrative expense for the first nine months of 1997 reflects $1,613 of charges relating to SBC's strategic initiatives, operational reviews and ongoing merger integration costs. As discussed in
      Note 3 to the Financial Statements, the most significant of these charges included shutdown of the Advanced Communications Network (ACN), regulatory costs related to the approval of the merger with SBC by California and Nevada regulators, and reorganization initiatives. Excluding these one-time charges, expenses increased $211, or 5.6%, in the first nine months of 1997. The third quarter and year-to-date increases were significantly impacted by the introduction of PCS operations during 1997. Additional increases were due primarily to growth at Mobile Systems and increases in employee compensation, contract labor, sales agents commissions and uncollectibles. For the nine month period, these increases were partially offset by PAC's first quarter 1997 $152 settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements and reduced expenses resulting from conforming accounting methodologies and assumptions for pensions and postretirement benefits.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Depreciation and amortization for the first nine months of 1997 reflects charges totaling $592 to record impairment of plant and intangibles. As discussed in Note 3 to the Financial Statements, the most significant of these impairments related to the wireless digital TV operations in southern California, certain analog switching equipment in California, certain rural and other telecommunications equipment in Nevada, selected wireless equipment and cable within commercial buildings in California. Depreciation and amortization increased $138 excluding these charges, or 4.5%, in the first nine months of 1997 and $45, or 4.3% in the third quarter of 1997. These increases were primarily due to overall higher plant levels partially offset by reduced depreciation beginning with the second quarter of 1997 on analog switching equipment in California at PacBell.

Interest expense increased $47, or 24.4%, and $75, or 12.1%, in the third quarter and first nine months of 1997 due primarily to increased debt levels. The year-to-date increase was also due to interest associated with second quarter 1997 one-time charges.

Equity in net income of affiliates decreased $8 and $27 in the third quarter and first nine months of 1997 due primarily to decreased income from Telefonos de Mexico, S.A. de C.V. (Telmex), resulting from SBC's reduced ownership percentage after the sale of Telmex L shares and the change in the functional currency used by SBC to record its interest in Telmex from the peso to the U.S. dollar beginning in 1997. Additionally, results for the third quarter of 1996 reflected net gains on international affiliate investment transactions. These decreases were partially offset by income from SBC's May 1997 investment in Telkom SA Limited (see Other Business Matters), whose results reflected strong growth and expense management.

SBC's investment in Telmex is recorded in accordance with U.S. generally accepted accounting principles, which exclude inflation adjustments and include adjustments for the purchase method of accounting.

Other income (expense) -net was a net expense of $26 and $109 for the third quarter and first nine months of 1997. Results for the nine month period reflect $26 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Other increases relate primarily to distributions paid on an additional $500 of Trust Originated Preferred Securities sold by PAC in June 1996 and the market valuation adjustment on the SBC debt redeemable either in cash or Telmex L shares. Partially offsetting these increased expenses were royalty payments associated with software developed by an affiliate and the gain on the sale of Telmex L shares.

Income taxes for the first nine months of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings in the second quarter of 1997. The effective tax rate on these items was lower as a result of non-deductible items included in the charge and valuation adjustments to certain deferred tax assets. Excluding these items, income taxes for the third quarter and first nine months of 1997 were lower due to reduced income before income tax and lower state taxes. Income taxes paid, net of refunds reflect the impact of reduced tax payments due to merger-related and integration costs incurred.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

State Interconnection Agreements/ Reselling Developments SBC continues to enter into interconnection agreements with companies desiring to provide local service in its operating territory. Approximately 230 interconnection agreements have been reached, and most have been approved by the relevant state commissions.
AT&T Corp. (AT&T) and other competitors are reselling SBC local exchange services, and as of September 30, 1997, there were more than 330,000 SBC access lines supporting services resold by competitors.

Federal Interconnection In September 1997, 28 state commissions, the National Association of Regulatory Utilities Commissioners and the D.C. Public Service Commission, along with many companies who have Local Exchange Carriers (LECs) including SBC, filed petitions to enforce the July 18, 1997 ruling of the U.S. Court of Appeals for the Eighth Circuit in St. Louis (8th Circuit) that the right to set local exchange prices, including the pricing methodology used, is reserved exclusively to the states. The petitions respond to the Federal Communications Commission's (FCC) rejection of Ameritech Corporation's interLATA long-distance application in Michigan in which the FCC stated it is applying its own pricing standards to interLATA applications. The petitioners assert the FCC is violating state authority. On October 14, 1997, the 8th Circuit granted the LECs' petitions for rehearing and ruled that they do not have to deliver network elements to competitors in anything other than completely unbundled form.

Payphone Deregulation/Market Price Adjustments Final price deregulation of the payphone industry took effect October 7, 1997. SBC raised payphone prices throughout its operating territories, beginning in October 1997. The new prices are the result of federal telecommunications deregulation, which prohibits the subsidy of payphone service directly or indirectly from telephone service operations and allows payphone providers to determine their own pricing.

Portions of the Telecommunications Act of 1996 (Telecom Act) Challenged In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas, seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against SBC by imposing restrictions that prohibit SBC from offering interLATA long-distance and other services that other LECs are free to provide. The suit challenges only that portion of the Telecom Act that excludes SBC from competing in certain lines of business. SBC is currently awaiting a decision by the court on its motion for summary judgement.

California Universal Service Rebalancing Hearings related to the PacBell March 1997 filing to permanently reduce certain toll and access rates and eliminate universal service surcredits to ratepayers for rebalancing of the CHCFB were held in October 1997 with a decision expected in the second quarter of 1998.

FCC Pre-empts Portions of Texas Public Utility Regulatory Act (PURA) The FCC pre-empted and voided portions of PURA that required certain new entrants to build telephone networks to cover a 27 square-mile area in any market they entered. Also pre-empted were rules that excluded competitors from entering markets with fewer than 31,000 access lines and limited resale of Centrex phone services. Texas regulators have already given AT&T and MCI Communications Corporation waivers of the build-out requirement that was pre-empted, and SBC has dismissed all appeals relating to this issue.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

OTHER BUSINESS MATTERS

Acquisitions and Dispositions
In May 1997, the consortium of SBC and Telekom Malaysia Berhad, 60% owned by SBC, completed the purchase of 30% of Telkom SA Limited (Telkom), the state-owned government telecommunications company of South Africa. SBC invested approximately $760, approximately $600 of which will remain in Telkom.

During the third quarter of 1997, SBC agreed to sell its cable television properties in Montgomery County, Maryland and Arlington, Virginia, as well as its purchase option to invest in cable television operations in Chicago. These transactions are expected to occur during 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, as in 1996, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, in March 1997 SBC issued approximately $385 in debt due March 2001 which, at SBC's option, may be redeemed upon maturity either in cash or Telmex L shares (equivalent to up to 2.4% of Telmex's equity capitalization at March 31, 1997). During the third quarter of 1997, SBC recorded short-term debt of $610 previously incurred by the ACN trust on its balance sheet (see Note 3 to the Financial Statements). SBC had $705 in cash and cash equivalents available at September 30, 1997. SBC has entered into agreements with several banks for lines of credit totaling $3,240, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of September 30, 1997. Commercial paper borrowings as of September 30, 1997 totaled $2,441.

Over the next few years, SBC is expecting to incur significant capital and software expenditures for customer number portability and interconnection. SBC expects capital costs and expenses associated with customer number portability, which allows customers to switch to new local competitors and keep the same phone number, to total up to $1.2 billion on a pre-tax basis over the next four years. Full recovery of customer number portability costs is required under the Telecom Act; however, the FCC has not yet determined when or how those significant costs will be recovered. SBC has filed a tariff for recovery of these costs. No action has been taken by the FCC on this tariff, pending the issuance of its order on customer number portability. SBC is unable to predict the likelihood of the FCC permitting the tariffs to become effective. Capital costs and expenses associated with interconnection will vary based on the number of competitors seeking interconnection and markets entered and customers served by those competitors. Accordingly, SBC is currently unable to reasonably estimate these costs.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.
      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1997.

                                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




November 12, 1997                           /s/ Donald E. Kiernan
                                          -----------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer