Form 10-K405
period 1997-12-31
SBC COMMUNICATIONS INC
filed 1998-03-11
CIK 732717

FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended December 31, 1997

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


Securities registered pursuant to Section 12(b) of the Act: (See attached Schedule A)

      Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Based on composite closing sales price on February 27, 1998, the aggregate market value of all voting stock held by non-affiliates was $69,458,800,000.

As of February 27, 1998, 919,465,202 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of SBC Communications Inc.'s Annual Report to Shareowners for the fiscal year ended December 31, 1997 (Parts I and II).

(2) Portions of SBC Communications Inc.'s Notice of 1998 Annual Meeting and Proxy Statement dated March 11, 1998 (Parts III and IV).

                                  SCHEDULE A

          Securities Registered Pursuant To Section 12(b) Of The Act:


                                                        Name of each exchange
        Title of each class                              on which registered

Common Shares (Par Value $1.00 Per                    New York, Chicago and
Share)                                                Pacific Stock Exchanges

7 3/4 % Exchangeable Notes,                           New York Stock Exchange
 Due March 15, 2001

7.56% Pacific Telesis Group (PAC)                     New York Stock Exchange
Corporation-obligated mandatorily
redeemable preferred securities of
subsidiary trusts

8.5% PAC Corporation-obligated                        New York Stock Exchange
mandatorily redeemable preferred
securities of subsidiary trusts

                               TABLE OF CONTENTS




Item                                                                  Page
-----                                                                  ----
                                  PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................    15
 3.  Legal Proceedings..............................................    15
 4.  Submission of Matters to a Vote of Security Holders............    15


  Executive Officers of the Registrant..............................    16


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................    17
 6.  Selected Financial and Operating Data..........................    17
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................    17
 7A. Quantitative and Qualitative Disclosures about Market Risk.....    17
 8.  Financial Statements and Supplementary Data....................    20
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    20


                                   PART III

10.  Directors and Executive Officers of the Registrant.............    21
11.  Executive Compensation.........................................    21
12.  Security Ownership of Certain Beneficial Owners and Management.    21
13.  Certain Relationships and Related Transactions.................    21


                                    PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   22

                                    PART I
ITEM 1. BUSINESS

GENERAL

SBC Communications Inc. (SBC) is a holding company whose subsidiaries and affiliates operate predominantly in the communications services industry. SBC's subsidiaries and affiliates provide landline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. SBC's largest subsidiaries are Southwestern Bell Telephone Company (SWBell), providing telecommunications services over approximately 16 million access lines in Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area), and Pacific Bell (PacBell),  providing  telecommunications  services over approximately 17 million access lines in California. SBC also provides telecommunications services through its Nevada Bell subsidiary over approximately 300 thousand access lines in Nevada. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.) The Telephone Companies operate within an authorized region (in-region) providing local exchange services and are subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). SBC was incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105).

 SBC was one of the original seven regional holding companies (RHCs) formed to hold AT&T Corp.'s (AT&T) local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture). As a result, SBC became a publicly traded company. The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court). With the mergers of SBC and Pacific Telesis Group (PAC), and Bell Atlantic Corporation and NYNEX Corporation, there are now five RHCs.

COMPLETION OF MERGER WITH PAC

On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect the two-for-one stock split, effected in the form of a stock dividend, declared January 30, 1998 with a record date of February 20, 1998 and payable March 19, 1998). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

Post-merger initiatives

Several strategic decisions resulted from the merger integration process. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions.

Reorganization

SBC is centralizing several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives will result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

SBC recognized charges during 1997 in connection with these initiatives. The charges were comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. Additional information on these charges is contained in Note 3 of the 1997 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

MERGER WITH SOUTHERN NEW ENGLAND
TELECOMMUNICATIONS CORPORATION

On January 5, 1998, SBC and Southern New England Telecommunications  Corporation
(SNET) jointly announced a definitive agreement to merge an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock will be exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares; both the exchange ratio and shares to be issued have been restated to reflect the two-for-one stock split declared January 30, 1998). The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. Additional information on this matter is contained in
Note 4 of the 1997 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

FEDERAL LEGISLATION AND THE MFJ

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (the Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years of RHCs regulation under the MFJ.

In July 1997, SBC brought suit in the U.S. District Court for the Northern District of Texas (U.S. Court), seeking a declaration that a portion of the Telecom Act is unconstitutional on the grounds that it improperly discriminates against the Telephone Companies by name by imposing restrictions that prohibit SBC from offering interLATA (Local Access Transport Area) long-distance and other services in-region that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only that portion of the Telecom Act that excluded SBC from competing in certain lines of business. On December 31, 1997 the Court issued a ruling declaring unconstitutional, among other things, the prohibitions on SBC providing interLATA long-distance in-region. The FCC and competitor intervenors sought and received a stay of the decision by the Court, and SBC anticipates further opposition to this ruling from the Justice Department and interexchange carriers, but is unable to predict the outcome of subsequent appeals. Additional information relating to the Telecom Act is contained in the 1997 SBC Annual Report to Shareowners under the heading "Competitive Environment" beginning on page 25, and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS OPERATIONS

SBC is among the largest telecommunications companies in the United States, with approximately 33 million access lines and approximately 5.5 million wireless customers in the United States. SBC serves the nation's two most populous states, California and Texas as well as 7 of the country's 10 largest metropolitan areas, 16 of the country's 50 largest metropolitan areas, and has investments in telecommunications businesses in selected international markets, including Mexico, France, South Africa, Chile, South Korea, The United Kingdom, Switzerland, Israel and Taiwan. SBC's broad operations offer customers an expansive range of services and products, varying by market, including: local exchange services, wireless communications, long-distance, Internet services, telecommunications equipment, enhanced services, and directory advertising. Services and products are provided through several subsidiaries, which include: the Telephone Companies, Southwestern Bell Mobile Systems, Inc. including its affiliates (Mobile Systems), Pacific Bell Mobile Services (PBMS), SBC International, Inc. (SBC International), Southwestern Bell Yellow Pages, Inc. (SWBYP), Pacific Bell Directory (PBD), Southwestern Bell Messaging Services, Inc. (SMSI), Pacific Bell Information Services (PBIS), Pacific Bell Internet
(PBI), Southwestern Bell Internet Services (SBIS), and SBC Media Ventures, Inc. (Media Ventures). These services and products (which are described more fully below) include landline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange (PBX) and wireless equipment, enhanced services, Internet services, and cable television services. Wireless telecommunications services are provided by Mobile Systems and PBMS (collectively SBC Wireless). Landline telecommunications services are provided to the in-region states by the Telephone Companies. In December 1996, substantially all of the operations of Southwestern Bell Telecommunications, Inc. (Telecom) moved into the operations of SWBell with enhanced services being moved into SMSI.

SBC's revenues are categorized for financial reporting purposes as local service (substantially all of which was provided by the Telephone Companies and SBC Wireless), network access (provided by the Telephone Companies), long-distance service (substantially all of which was provided by the Telephone Companies and SBC Wireless), directory advertising (principally provided by SWBYP and PBD) and other (including equipment sales at SBC Wireless and SWBell, nonregulated products and services provided by the Telephone Companies, billing and collection services for interexchange carriers provided by the Telephone
Companies, Internet services provided by PBI and SBIS, and cable television services provided by Media Ventures). With the passage of the Telecom Act, SBC Wireless offers interLATA and intraLATA wireless long-distance services. In 1996, two SBC subsidiaries, Southwestern Bell Communications Services, Inc.
(SBCS) and Pacific Bell Communications, began offering landline interLATA long-distance services to customers in selected areas outside the Telephone Companies' authorized regions (out-region). The Telephone Companies provide intraLATA long-distance services in-region.

The following table sets forth for SBC the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

----------------------------------------------- -------------------------------
                                                     Percentage of Total
                                                      Operating Revenues
----------------------------------------------- -------------------------------

                                                     1997      1996       1995
----------------------------------------------- ---------- --------- ----------
Local service:
     Landline                                         38%       36%        37%
     Wireless                                         12%       11%        10%
Network access                                        23%       24%        25%
----------------------------------------------- ---------- --------- ----------

      Communication Services

Communication services include local, long-distance and network access services. Local services involve the transport of landline and wireless telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options and Caller ID services. Until the passage of the Telecom Act, SBC's long-distance services involved the transport of intraLATA telecommunications traffic, except for certain wireless service areas that cover more than one LATA, for which SBC had obtained MFJ waivers. In addition to these services, beginning in 1996, SBC provided both interLATA and intraLATA cellular long-distance services to its wireless customers, as well as landline interLATA long-distance services in selected out-region areas. Long-distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers that provide long-distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

      Landline Network Services

During the latter half of 1996 and over the course of 1997, the Telephone Companies have been offering certain services on a "wholesale" basis to competitors, as well as providing elements of the Telephone Companies' networks on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and agreements. That legislation and the regulations promulgated by state and federal agencies to implement it have resulted in SBC facing increased competition in significant portions of its business. At December 31, 1997 SBC provided wholesale services to approximately 500 thousand access lines. Management cannot quantify the impact to SBC's business in 1998 from local exchange competition, as uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market in-region, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized.

The Telephone Companies are SBC's largest subsidiaries, providing approximately 82% of SBC's operating revenues in 1997. The Telephone Companies provide their services to approximately 20.9 million residential and 12.1 million business access lines in the seven states in which they operate. During 1997 total access lines grew by 5%, of which 50% of the increase was due to growth in California and over 30% of the increase was due to growth in Texas.

During 1997, the Telephone Companies continued to expand their offering of vertical services throughout their operating areas. These services include, among other things Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Call Return, a feature that redials the number of the last incoming call; and Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers.

SMSI provides voice messaging services under the registered trademark CallNotes to residential and business customers. PBIS has several registered trademark products, which include residential voice messaging services (The Message Center), business messaging services (Pacific Bell Voice Mail), and business call management services (Pacific Bell Call Management). During 1996, PBI and SBIS began providing Internet services in selected in-region metropolitan areas. Internet access services were introduced throughout many other in-region metropolitan areas in 1997.

      Wireless

At the end of 1997, Mobile Systems provided wireless services to 5,068,000 customers over its traditional cellular networks, or 12.2 out of every 100 residents in its service areas. Mobile Systems provides services in 39 metropolitan markets in 10 states and the District of Columbia, including 5 of the nation's top 15 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; St. Louis, Missouri; and Dallas-Fort Worth, Texas. Mobile Systems is licensed to provide service in 40 rural service areas
(RSA) and is currently providing service in all of these markets. Each RSA is contiguous to an existing metropolitan service area or another RSA operated by Mobile Systems, which allows for the expansion of service in a way that may add value to customers' service. Mobile Systems also operates one RSA in Arkansas under an interim operating authority granted by the FCC.

In January 1997, Mobile Systems began doing business within the five-state area as Southwestern Bell Wireless, Inc. Mobile Systems operates in out-region areas under the name of Cellular One by means of licenses from Cellular One Group, a partnership among affiliates of Mobile Systems, AT&T Wireless Services and Vanguard Cellular Systems, Inc. These areas include metropolitan service areas, such as Washington, D.C.; Chicago, Illinois; Albany, Buffalo, and Rochester, New York and Boston, Massachusetts; and rural service areas in Illinois, Massachusetts, New York, Virginia and West Virginia. Cellular One does or can offer, on a resale basis, landline interLATA long-distance service in all out-region markets where it provides local wireless service. In January 1997, Cellular One also began offering landline local service, on a resale basis, in Rochester, New York.

In October 1994, SBC formed a long-term marketing alliance between Mobile Systems and GTE in Texas. This alliance has enabled both Mobile Systems and GTE to offer wireless service in each other's Texas wireless markets, using the host company's wireless system. As a result, Mobile Systems provides wireless service in Houston, Austin and Beaumont and has the right, under this alliance, to market wireless service in a number of additional markets including El Paso and Galveston.

Mobile Systems now offers digital service, including advanced features in most of the metropolitan areas where it's licensed to provide wireless service. Mobile Systems first began providing commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks, allows additional service offerings, and reduces exposure to billing fraud.

Mobile Systems also markets wireless communications equipment in each of its service areas.

In 1993, the FCC adopted an order allocating radio spectrum and outlining the development of licenses for new personal communications services (PCS). PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular using lower powered transmission equipment. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. In an FCC auction, which concluded in March 1995, PCS licenses were awarded in 51 major markets. SBC or affiliates acquired PCS licenses in the Major Trading Areas (MTAs) of Los Angeles-San Diego, California; San Francisco-San Jose, California; Memphis, Tennessee; Little Rock, Arkansas; and Tulsa, Oklahoma. The California licenses cover substantially all of California and Nevada. SBC is currently operational in all of its major California-Nevada markets and Tulsa, Oklahoma. During 1996, SBC received several AT&T cellular networks in Arkansas in exchange for SBC's PCS licenses in Memphis, Tennessee and Little Rock, Arkansas and other considerations.

PBMS was formed to offer PCS services across California and Nevada. The network incorporates the Global System for Mobile Communications (GSM) standard, which is widely used internationally, and its phones feature a built-in pager and answering machine. PBMS began trials in August 1996 and began offering services in January 1997, and by mid-1997 provided widespread offerings of PCS services to all of California and Nevada. At the end of 1997, PBMS provided wireless services to 340,000 customers over its PCS networks.

In an FCC auction concluded in January 1997, SBC acquired the following additional PCS licenses for Basic Trading Areas (BTAs) that are within the five-state area: Springfield, Missouri; McAlester, Oklahoma; Joplin, Missouri; Pittsburgh, Kansas; Temple-Killeen, Texas; Waco, Texas; Tyler, Texas and Longview-Marshall, Texas.

Overall, at the end of 1997, SBC Wireless operations provided local wireless services to 5,493,000 customers throughout its wireless markets. In addition, since the Telecom Act passed, Mobile Systems began providing wireless long-distance service to its wireless customers, and at year-end 1997 had been selected as the long-distance carrier by approximately 3,286,000, or 63 percent, of its wireless customers.

      International

            Mexico

A consortium consisting of SBC International, together with a subsidiary of France Telecom and a group of Mexican investors led by Grupo Carso, S.A. de C.V. (Grupo Carso), has voting control of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's largest national telecommunications company, through its ownership of all of Telmex's Class AA shares. The Mexican investors have voting control of the consortium. During 1996, Grupo Carso transferred its Telmex interest to a spin-off company named Carso Global Telecom, S.A. de C.V. This transaction had no effect on SBC International's Telmex holdings. SBC International also owns Class L shares, which have limited voting rights. Telmex made significant purchases under various share repurchase programs from 1995 through 1997, buying back 23% of its stock. Throughout 1997 and in February 1998, SBC International sold portions of its Class L shares to Telmex so that SBC's total equity investment (including both AA shares and L shares) was slightly below 10% of Telmex's total equity capitalization. Telmex provides complete landline and wireless telecommunications services within Mexico. At the end of 1997, Telmex had 9.3 million access lines in service and provided cellular service to approximately 1.1 million subscribers. Telmex began providing cable television services through its purchase in 1995 of a 49% stake of Grupo Televisa's cable television subsidiary, Cablevision. In March 1997, SBC issued approximately $396 million in debt due March 2001 which, at SBC's option, may be redeemed upon maturity either in cash or Telmex L shares (equivalent to up to 2.4% of Telmex's equity capitalization at March 31, 1997).

            France

In October 1994, SBC International formed a strategic alliance with Compagnie Generale des Eaux (CGE), a French diversified public company. Through this alliance, SBC International acquired an indirect 10% ownership of Societe Francaise du Radiotelephone S.A. (SFR), a nationwide cellular company in France, and minority ownership interests in other communications businesses controlled by CGE, and CGE obtained an effective 10% interest in SBC's wireless operations in Washington, D.C.- Baltimore, and surrounding rural markets. SBC and CGE both made contributions to the alliance. In 1997, SBC International contributed its indirect 10% ownership of SFR shares and an additional $240 million to acquire a 15% interest in Cegetel, S.A., a new French company formed by CGE to provide a broad base of telecommunications services throughout France. Operations on a limited scale are scheduled to begin during the first half of 1998. At the end of 1997, SFR had 2.2 million wireless subscribers.

            Chile

In February 1995, SBC International purchased 40% of VTR S.A. (VTR), a privately owned telecommunications holding company in Chile. During 1996 SBC International increased its stake to 49% through the purchase of shares from a minority investor. VTR is 51% indirectly owned by Grupo Luksic (Luksic), a large Chilean conglomerate. During 1997, Luksic exercised an option to purchase more shares of VTR from SBC International, reducing SBC's ownership to 44%. Through its subsidiaries, VTR provides local, long-distance, wireless and cable television services in Chile. In December 1997, VTR sold its wireless service operations. At the end of 1997, local services were provided to approximately 123,000 access lines and cable television services were provided to approximately 367,000 subscribers.

            United Kingdom

In October 1995, SBC International combined its United Kingdom cable television operations, which included Midlands Cable Communications and Northwest Cable Communications, with those of TeleWest Communications, P.L.C., a publicly held joint venture between Telecommunications, Inc. and U S WEST, Inc. The resulting entity, TeleWest P.L.C., is the largest cable television operator in the United Kingdom and also provides local exchange services. SBC International owns approximately 15% of TeleWest P.L.C.

            Israel

SBC International through its subsidiaries holds a minority interest in Golden Channels, a cable television provider in Israel. At the end of 1997, Golden Channels' systems passed 449,000 households and provided service to approximately 292,000 households, a penetration rate of approximately 65%. SBC International also has interests in companies involved in the publication of yellow pages directories, and marketing directory and other software in Israel.

In 1996, a consortium in which SBC International participated received one of two licenses for international telecommunications service in Israel. Other consortium members are STET (Italy's national telephone company), the US/Israeli Aurec Group, and the Israeli Globescom and Kahn groups. At the present time, the award of these licenses is undergoing judicial review.

            Australia

In 1997, SBC International sold its directory interests in Australia to Telstra Corporation Limited, the principal provider of telecommunications services in Australia.

            South Africa

In 1997, SBC International acquired an effective 18% stake in Telkom, S.A. Limited (Telkom), South Africa's state-owned local exchange, long distance, and cellular company. SBC International's partner in the acquisition is Telekom Malaysia, which acquired a 12% stake in Telkom. SBC International's still holds its 15.5% ownership stake in MTN, one of South Africa's two national cellular companies, but is obligated to divest it as part of the acquisition of Telkom. At the end of 1997, Telkom provided local exchange services to 4.5 million access lines. Telkom provides long-distance service to all of its local exchange customers.

            Switzerland

In June 1997, SBC International purchased a 40% interest in diAx, a new company formed by SBC International and a Swiss-based company. diAx is currently building a network to provide long-distance telephone service in Switzerland. The target date for commencement of service is mid-1998.

            China

In December 1997, SBC International signed a Cable and Maintenance Agreement with China Telecom and twelve other telecommunications companies to construct a direct undersea cable link between the United States and China. The cable is expected to be completed by the year 2000.

            South Korea

SBC also has wireless interests in South Korea where its affiliate provided wireless service to approximately 1.1 million subscribers at the end of 1997.

            Taiwan

SBC International owns a 20% interest in a consortium that formed TransAsia Telecommunications, Inc., a new cellular service provider in Taiwan.
Offering of services commenced in January 1998.

      Directory Advertising

SWBYP publishes more than 43 million books, representing approximately 347 directories, principally within the five-state area. PBD, the publisher of Pacific Bell SMART Yellow Pages, publishes 35 million books, representing approximately 112 directories in California and Nevada. SBC recognizes all directory advertising revenues and expenses in the month the related directory is published. SWBYP's nine largest revenue-producing yellow pages directories are currently published in the second half of SBC's fiscal year, while PBD's publishing schedule is spread throughout the year for its directories. SWBYP's directories are printed by R.R. Donnelley & Sons and PBD's directories are printed by World Color Press.

      Customer Premises Equipment and Other Equipment Sales

In December 1996, substantially all of the operations of Telecom were moved into the operations of SWBell. Equipment offerings range from single-line and cordless  telephones  to  sophisticated  digital PBX  systems.  PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network. Telecom, through an exclusive, long-term distribution agreement with Conair Corporation, also markets a full line of residential telephones to retailers nationwide, under the Southwestern Bell Freedom Phone name.

      Domestic Video Services

As part of the changes in strategic direction of the post-merger initiatives, SBC announced during 1997 that it is scaling back its limited direct investment in a number of video services. Additional information on these matters is contained in Note 3 of the 1997 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2). As part of this curtailment, SBC has halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, SBC paid the liabilities of the ACN trust that owns and finances ACN construction and incurred costs to shut down all construction previously conducted under the trust and receive certain consideration from the vendor. SBC also curtailed several other video-related activities, including its broadband network video trials in Richardson, Texas. SBC has also substantially scaled back its involvement in the Tele-TV joint venture.

Media Ventures owns two cable television systems serving the suburban Washington, D.C. area. Cable TV Montgomery serves Montgomery County, Maryland and Cable TV Arlington serves Arlington County, Virginia. At the end of 1997, these systems passed 432,000 homes and served 278,000 customers. In August 1996, Media Ventures contributed Cable TV Montgomery and Cable TV Arlington to SBC Media Ventures, LP (Partnership), a recently formed partnership between Media Ventures and affiliates of Prime Cable (Prime). Media Ventures became the general partner and retained an approximate 95% ownership interest in the Partnership. Prime contributed $20 million to the Partnership and now manages the cable systems on behalf of the Partnership. In October 1997, SBC entered a definitive agreement to sell Media Ventures' interest in the Partnership to Prime and other investors. These transactions are expected to close during 1998. On the same date, SBC entered into definitive agreements to sell its interests in Prime Cable of Chicago, Inc. to Prime and other investors. A PAC subsidiary had acquired these interests prior to the merger with SBC.

During 1995, SBC became an equal partner in a venture with Ameritech Corporation, BellSouth Corporation, GTE, and The Walt Disney Company, to design, market and deliver video programming and interactive services. In 1996, SNET became a minority partner in this venture. In mid-1997, SBC Interactive Media, Inc. (SBC Interactive), a wholly-owned subsidiary of SBC, notified the venture of its withdrawal. On October 7, 1997 the remaining partners in the venture attempted to initiate arbitration against SBC Interactive regarding the validity of its withdrawal. On October 15, 1997, SBC Interactive filed a declaratory judgement action in and sought a preliminary injunction from Delaware Chancery Court to halt the arbitration attempt. On December 24, 1997, the Chancery Court directed that the arbitration proceed, and on January 22, 1998, SBC appealed that ruling. This matter is still being litigated.

In connection with the post-merger initiatives, SBC reviewed the carrying values of certain wireless video assets and other related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying certain assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. In 1997, SBC recognized impairments and took writeoffs of equipment related to the wireless digital TV operations in southern California.

GOVERNMENT REGULATION

In the in-region states, the Telephone Companies are subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long-distance and network access (both intraLATA and interLATA access within the state) services. The Telephone Companies are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Companies for the use of their facilities for the origination or termination of long-distance and other communications by other carriers. There are currently no access charges for access to the Internet.

Additional information relating to federal and state regulation of the Telephone Companies is contained in the 1997 SBC Annual Report to Shareowners under the heading "Regulatory Environment" on page 23, and is incorporated herein by reference pursuant to General Instruction G(2).

SBC's cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

The FCC authorizes the licenses for multiple wireless carriers in each geographic market. The cellular licenses, of which there are only two in each geographic region have a standard duration of ten years, and upon application and a showing of compliance with FCC use and conduct standards may be renewed. Renewal applications were filed in the following markets during 1997: Abilene, Texas; Brownsville-Harlingen, Texas; Champaign-Urbana-Rantoul, Illinois; Decatur, Illinois; McAllen-Edinburgh-Mission, Texas; Midland, Texas; Odessa, Texas; Springfield, Illinois and Fayetteville-Springdale, Arkansas. Renewals for these licenses were granted in January 1998. Renewal applications will be filed in the following markets during 1998: Bloomington-Normal, Illinois; Glen Falls, New York; Laredo, Texas; Little Rock-North Little Rock, Arkansas; and Pine Bluff, Arkansas.

Under the auction process of an FCC order outlining the development of PCS, licenses with durations of ten years were awarded in 51 major markets. SBC's licenses for Los Angeles-San Diego, California, San Francisco-San Jose, California and Tulsa, Oklahoma expire in 2005. These licenses, upon application and a showing of compliance with FCC use and conduct standards, may be renewed.

Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities. SBC operates its suburban Washington, D.C. cable systems under franchises granted by Montgomery County, Maryland, which expires in May 1998; Arlington County, Virginia, which expires in October 2000; and the City of Gaithersburg, Maryland, which expires in November 2001. During 1995, SBC received a franchise to operate a cable system in Richardson, Texas, which expires in September 2013. Each franchise is renewable upon a showing of compliance with established local and federal standards. A number of SBC subsidiaries hold FCC channel licenses for wireless video services. These subsidiaries also have numerous leases with Instructional Television Fixed Service (ITFS) channel licensees to use their excess channel capacity. The channels under these licenses and leases are primarily in southern California.


MAJOR CUSTOMER

No customer accounted for more than 10% of SBC's consolidated revenues in 1997, 1996 or 1995.

COMPETITION

      Communication Services

Information relating to competition in the communications industry is contained in SBC's Annual Report to Shareowners for 1997 under the heading "Competitive Environment" beginning on page 25, and is incorporated herein by reference pursuant to General Instruction G(2).

      International

Information relating to international competition is contained in SBC's Annual Report to Shareowners for 1997 under the heading "International" on page 28, and is incorporated herein by reference pursuant to General Instruction G(2).

      Directory Advertising and Publishing

Both SWBYP and PBD face competition from over 100 publishers of printed directories in their operating areas. Direct and indirect competition also exist from other advertising media, including newspapers, radio, television, and direct mail providers, as well as from directories offered over the Internet.

      Customer Premises Equipment and Other Equipment Sales

SBC faces significant competition from numerous companies in marketing its telecommunications equipment.

RESEARCH AND DEVELOPMENT

Certain  company-sponsored  basic and applied  research  was  conducted  at Bell
Communications Research, Inc. (Bellcore). The Telephone Companies owned a two-seventh interest in Bellcore, with the remainder owned by the other four remaining RHCs. In November 1997, the sale of Bellcore was completed. The RHCs have retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries.

EMPLOYEES

As of December 31, 1997, SBC and its subsidiaries employed 118,340 persons. Approximately 67% of the employees are represented by the Communications Workers of America (CWA). Contracts covering an estimated 73,000 employees between the CWA and the Telephone Companies end in August 1998. New contracts are scheduled to be negotiated in 1998. A three-year contract (which covers an estimated 2,000 employees) was negotiated between the CWA and SWBYP, which became effective in December 1995. A new contract is scheduled to be negotiated in 1998. In 1995, PBD negotiated two new three-year contracts with the International Brotherhood of Electrical Workers (IBEW), covering approximately 1,600 employees in northern and southern California. PBD also is scheduled to negotiate new contracts with the IBEW in 1998. The CWA also represents an estimated 2,000 employees in other subsidiaries of SBC.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1997, 94% of the property, plant and equipment of SBC was owned by the Telephone Companies. Network access lines represented 42% of the Telephone Companies' investment in telephone plant; central office equipment represented 39%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 6%; and information origination/termination equipment represented 4%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class actions in Texas, Missouri, Oklahoma, and Kansas that involved the provision by SWBell of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises have been settled. These actions alleged that SWBell's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes. The trial court has approved the settlement, which is not expected to materially affect the financial results of SBC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name           Age            Position                     Held Since

Edward E. Whitacre,Jr. 56   Chairman and Chief Executive Officer         1-90

John H. Atterbury III  49   Senior Vice President - International        6-97
                            Operations

Royce S. Caldwell      59   President - SBC Operations                   7-95

Cassandra C. Carr      53   Senior Vice President - Human Resources      5-94

William E. Dreyer      60   Senior Executive Vice President -            7-93
                            External Affairs

James D. Ellis         54   Senior Executive Vice President and          3-89
                            General Counsel

Charles E. Foster      61   Group President - SBC                        7-95

James S. Kahan         50   Senior Vice President - Corporate            7-93
                            Development

Donald E. Kiernan      57   Senior Vice President, Treasurer and         7-93
                              Chief Financial Officer

Stanley T. Sigman      50   President and Chief Executive Officer        4-97
                            SBC Wireless Inc.



All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 1997 and 1996 were 1,059,158 and 800,465. Other information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1997 under the headings "Quarterly Financial Information" on page 45, "Selected Financial and Operating Data" on page 18, and "Stock Trading Information" on the inside of back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1997 under the heading "Selected Financial and Operating Data" on page 18 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1997 on page 19 through page 30, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Quantitative Information about Market Risk

--------------------------------------------------------------------------------
                    Foreign Exchange Risk Sensitivity Analysis
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
December 31,    US Dollar Value  Net Underlying   Net Exposed   Foreign Exchange
1997            of Net Foreign   Foreign          Long/Short    Loss from a 10%
(millions of $) Exchange         Currency         Currency      Depreciation  of
                Contracts        Transaction      Position      the US dollar
                                 Exposures
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Swiss Franc     $  14            $  14            $ 0            $0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Japanese Yen      142              142              0             0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total Exposure  $ 156             $156             $0            $0
--------------------------------------------------------------------------------

The preceding table describes the effects of a change in the value of the Swiss franc and Japanese yen. Since the identified exposure is fully covered with forward contracts, changes in the value of the US dollar which affect the value of the underlying foreign currency commitment are fully offset by changes in the value of the foreign currency contract. Were the underlying currency transaction exposure to change, the resulting mismatch would expose the company to currency risk of the foreign exchange contract. For this reason, all contracts are related to firm commitments and matched by maturity and currency.

--------------------------------------------------------------------------------
                      Equity Price Risk Sensitivity Analysis
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
December 31, 1997  Net            Value of       Net         Loss from a 40%
(millions of $)    Appreciated    Underlying     Exposed     Increase in the
                   Value of       Employee       Long/Short  price of AirTouch
                   Equity Swap    Stock Option   Equity      Common
                   Contract       Exposures      Position
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
AirTouch           $12            $14            $2          $(.8)
Communications
Inc. (AirTouch)
Common
--------------------------------------------------------------------------------

The table above describes the effects of an appreciation in the price of AirTouch common used in settlement of employee stock options. At December 31, 1997 the notional value of an equity swap contract entered in 1994 had appreciated by $12 million, while the value of the underlying options for AirTouch common had increased to $14 million, a difference of $2 million. If the obligations under the options granted were left exposed to a 40 percent rise in the value of the stock, the result would have been an $800,000 loss. Since 1995 the average yearly rate of change in the price of AirTouch common stock has ranged from 25%-40%. The equity swap contract expires April 1999.

----------------------------------------------------------------------------------------
                    Interest Rate Risk Related to Debt Derivatives
                                  Table Presentation
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Interest     Exposure Exposure Exposure Exposure Exposure Exposure There-  Fair Market
Rate Swaps   1997       1998     1999     2000     2001     2002    after  Value as of
                                                                           12/31/97
                                                                         (millions of $)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Receive        -0-      -0-      $50      -0-      -0-      -0-      -0-   $1.0
Variable/Pay
Fixed
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Fixed Rate    7.2%     7.2%     7.2%     -0-      -0-      -0-      -0-
Payable
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Variable      5.66%   Constant Constant   -0-      -0-      -0-      -0-
Rate                  Maturity Maturity
Receivable            Treasury Treasury
                      Rate     Rate
                      minus     minus
                       .20%     .20%
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Receive        -0-      -0-      -0-      -0-      -0-      -0-    $10.2*  $.4
Variable/Pay
Fix
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Fixed Rate    6.705%   6.705%   6.705%   6.705%   6.705%   6.705%  6.705%
Payable
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Variable      5.9375%  One      One      One      One      One      One
Rate                  Month    Month    Month    Month    Month    Month
Receivable            LIBOR    LIBOR    LIBOR    LIBOR    LIBOR    LIBOR
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Receive        -0-      -0-      -0-      -0-      -0-      -0-     $2.9*  $.1
Variable/Pay
Fix
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Fixed Rate    6.555%   6.555%   6.555%   6.555%   6.555%   6.555%  6.555%
Payable
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Variable      5.9375%  One      One      One      One      One      One
Rate                  Month    Month    Month    Month    Month    Month
Receivable            LIBOR    LIBOR    LIBOR    LIBOR    LIBOR    LIBOR
----------------------------------------------------------------------------------------

* Both swaps mature on April 30, 2004

The above table describes the results of entering an interest rate swap for the purpose of providing variable rate payment streams to pay a floating rate note, in exchange for fixed rate payments. As a result of interest rate fluctuations if SBC were to terminate the contract it would be required to pay $1.5 million to replace the fixed rate flow. SBC does not intend to terminate the contract as it is linked to a bond issued by SBC.

     Qualitative Information about Market Risk

Foreign Exchange Risk
SBC has operations in ten countries. From time to time SBC is required to make investments, receive dividends, or borrow funds in foreign currency. To maintain the dollar cost of the investment or limit the dollar cost of the funding, SBC will enter into forward foreign exchange contracts. The contracts are used to provide currency at a fixed rate. SBC's policy is to measure the risk of adverse currency fluctuations by calculating the potential dollar losses resulting from changes in exchange rates that have a reasonable probability of occurring. Changes that exceed acceptable loss limits require that SBC cover the exposure. SBC does not speculate in foreign exchange markets, and does not hedge all foreign exchange exposures due to uncertainty in foreign exchange cash flows.

Equity Risk
PAC entered into an equity swap contract to hedge exposure to risk of market changes related to its recorded liability for outstanding employee stock options for common stock of AirTouch (spun-off operations). PAC plans to make open market purchases of the stock of spun-off operations to satisfy its obligation for options that are exercised. Off-balance-sheet risk exists to the extent the market price of AirTouch rises in value. The equity swap was entered into to hedge this exposure and minimize the impact of market fluctuations. The contract entitles PAC to receive settlement payments to the extent the price of the common stock of spun-off operations rises above the notional value of $23.74 per share, but imposes an obligation to make payments to the extent the price declines below this level. The swap also obligates PAC to make a monthly payment of a fee based on LIBOR. The additional cost of AirTouch shares is offset by the gain in the value of the shares obtained by proportionate sales of the swap. SBC does not seek to profit from changes in the value of the swap. For this reason the swap transactions are matched to exercise activity as closely as possible.

Interest Rate Risk
SBC issues debt in fixed and floating rate instruments. Interest rate swaps are used for the purpose of controlling interest expense by fixing the interest rate of floating rate debt. When market conditions favor issuing debt in floating rate instruments, and SBC prefers not to take the risk of floating rates, SBC will enter interest rate swap contracts to obtain floating rate payments to service the debt in exchange for paying a fixed rate. SBC does not seek to make a profit from changes in interest rates. In order to maintain flexibility in funding amounts, it is necessary to accept exposure to volatile interest rates. SBC manages interest rate sensitivity by measuring potential increases in interest expense that would result from a probable change in interest rates. When the potential increase in interest expense exceeds an acceptable limit, SBC reduces risk through fixed rate instruments and derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the SBC Annual Report to Shareowners for the fiscal year ended December 31, 1997 on page 31 through page 45, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1998, under the heading "Board of Directors" beginning on page 3 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1998, under the headings "Compensation of Directors" from page 11 through page 12, and "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plans", and "Contracts with Management" from page 20 through page 31, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1998, under the heading "Common Stock Ownership of Directors and Officers" on page 13, which is incorporated herein by reference pursuant to General Instruction G(3).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant's definitive proxy statement, dated March 11, 1998, under the heading "Compensation of Directors" from page 11 through page 12 and "Contracts with Management" from page 30 through 31, which are incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) Documents filed as a part of the report:
                                                                 Page
                                                                   ---

     (1) Report of Independent Auditors..........................   *
        Financial Statements covered by Report of Independent Auditors:
         Consolidated Statements of Income.......................   *
         Consolidated Balance Sheets.............................   *
         Consolidated Statements of Cash Flows...................   *
         Consolidated Statements of Shareowners' Equity..........   *
         Notes to Consolidated Financial Statements..............   *


     *Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1997. (See Part II.)

                                                                 Page
                                                                   ---

     (2) Financial Statement Schedules:
         II - Valuation and Qualifying Accounts..................  26

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

     2-b Agreement and Plan of Merger, among Southern New England Telecommunications Corporation, SBC Communications Inc., and SBC
            (CT), dated as of January 4, 1998. (Exhibit 2 to Form 8-K, dated January 4, 1998.)

     3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 29, 1996. (Exhibit 3 to Form 10-Q dated March 31, 1996.)

     3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.

     3-c    Bylaws dated January 30, 1998.  (Exhibit to SBC Communications  Inc.
            (SBC) Form 8-K dated February 5, 1998.)

     4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     4-b Support Agreement dated November 10, 1986, between SBC and SBC Communications Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669.)

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

     4-g    Resolutions  guaranteeing  certain  obligations  of Pacific  Telesis
            Group.

     10-a   Short Term Incentive Plan.

     10-b Senior Management Long Term Incentive Plan. (Exhibit 10-b to Form 10-K for 1992.)

     10-c   Supplemental Life Insurance Plan.

     10-d   Supplemental Retirement Income Plan.

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

     10-g Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

     10-h   Salary and Incentive Award Deferral Plan.

     10-i   Financial Counseling Program.

     10-j   Supplemental Health Plan.

     10-k   Retirement Plan for Non-Employee Directors.

     10-l   Form of Indemnity Agreement, effective July 1, 1986, between SBC and
            its  directors  and  officers.   (Appendix  1  to  Definitive  Proxy
            Statement dated March 18, 1987.)

     10-m Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Exhibit 10-p to Form 10-K for 1988.)

     10-n Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Approved November 21, 1997).

     10-o   Stock Savings Plan.

     10-p   1992 Stock Option Plan.

     10-q   Officer Retirement Savings Plan.

     10-r   1996 Stock and Incentive Plan.

     10-s   Non-Employee Director Stock and Deferral Plan.

     10-t   Agreement  with Philip J. Quigley dated March 28, 1997 (Exhibit 10pp
            (vii) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609))

     10-u   Agreement with Philip J. Quigley, dated October 24, 1998.

     10-v Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-v(i) Resolutions amending the Plan, effective November 21, 1997.

     10-w Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

     10-x Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-x(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to this Form 10-K.)

     10-y Pacific Telesis Group Executive Supplemental Cash Balance Pension Plan. (Exhibit 10kk to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     10-z Pacific Telesis Group Executive Deferral Plan. (Exhibit 10ll to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

     10-aa Pacific Telesis Group 1996 Executive Deferred Compensation Plan. (Exhibit 10nn to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-aa(i) Resolutions amending the Plan, effective November 21, 1997.
                     (Exhibit 10-v(i) to this Form 10-K.)

     10-bb Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

            10-bb(i) Resolutions  amending the Plan,  effective January 1, 1995.
                     (Attachment  A  to  Pacific   Telesis  Group's  1995  Proxy
                     Statement, filed March 13, 1995.)

     10-cc Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

            10-cc(i) Resolutions  amending  the Plan,  effective  April 1, 1994.
                     (Exhibit 10xx(i) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     12     Computation of Ratios of Earnings to Fixed Charges.

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1997. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

     21     Subsidiaries of SBC.

     23-a   Consent of Ernst & Young LLP.

     23-b   Consent of Coopers & Lybrand L.L.P.

     24     Powers of Attorney.

     27     Financial Data Schedule.

     99-a Annual Report on Form 11-K for the Savings Plan for the year 1997 to be filed under Form 10 K/A.

     99-b Annual Report on Form 11-K for the Savings and Security Plan for the year 1997 to be filed under Form 10-K/A.

     99-c   Report of Independent Auditors Coopers & Lybrand L.L.P.

SBC will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. SBC will furnish any other exhibit at cost.

(b)         Reports on Form 8-K:

     None.



                          SBC COMMUNICATIONS INC.                               Schedule II -Sheet 1
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          Allowance for Uncollectibles
                               Dollars in Millions


-------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D       COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                     Balance
                                           Beginning of   to Costs and      Accounts      Deductions    at End of
               Description                    Period      Expenses Note    -Note (a)      -Note (b)      Period
-------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $  311             523           377              816        $  395
  Year 1996..............................   $  266             395           235              585        $  311
  Year 1995..............................   $  264             346           200              544        $  266








(a) Amounts  previously written off which were credited directly to this account when recovered.

(b) Amounts written off as uncollectible.


                               SBC COMMUNICATIONS INC.                               Schedule II -Sheet 2
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     Accumulated Amortization of Intangibles
                               Dollars in Millions


---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)

                                            Balance at                      Charged                       Balance
                                           Beginning of      Charged        to Other                     at End of
               Description                    Period       to Expense       Accounts      Deductions      Period
---------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $  611             391             4               4          $ 1,002
  Year 1996..............................   $  543             121             1              54(a)       $   611
  Year 1995..............................   $  423             122             -               2          $   543












(a) Primarily related to the disposition of Associated Directory Services, Inc.


                             SBC COMMUNICATIONS INC.                                      Schedule II - Sheet 3
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            Reserve for Restructuring
                               Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                      Balance
                                           Beginning of   to Costs and      Accounts      Deductions     at End of
               Description                    Period        Expenses         -Note        -Note (a)       Period
---------------------------------------------------------------------------------------------------------------------
  Year 1997..............................   $ 110              -               -             110           $   -
  Year 1996..............................   $ 260              -               -             150           $ 110
  Year 1995..............................   $ 870              -               -             610           $ 260

(a) The 1996 and 1995 amounts reflect $(64), and $219 of costs, respectively, for enhanced retirement benefits paid from pension fund assets which do not require current outlays of the Company's funds. The 1996 reversal of $64 resulted from revised estimates of these retirement costs.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1998.

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

Principal Executive Officer:
    Edward E. Whitacre, Jr.*
    Chairman and
    Chief Executive Officer

Principal Financial and
 Accounting Officer:
    Donald E. Kiernan
    Senior Vice President, Treasurer
    and Chief Financial Officer
                                        /s/ Donald E. Kiernan
Directors:                             (Donald E. Kiernan, as attorney-in-fact
                                       and on his own behalf as Principal
Edward E. Whitacre, Jr.*               Financial Officer and Principal
Clarence C. Barksdale*                 Accounting Officer)
James E. Barnes*
August A. Busch III*
Royce S. Caldwell*                     March 11, 1998
Ruben R. Cardenas*
William P. Clark*
Martin K. Eby, Jr.*
Herman E. Gallegos*
Jess T. Hay*
Bobby R. Inman*
Charles F. Knight*
Mary S. Metz*
Haskell M. Monroe, Jr.*
Toni Rembe*
S. Donley Ritchey*
Richard M. Rosenberg*
Patricia P. Upton*

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

     2-b Agreement and Plan of Merger, among Southern New England Telecommunications Corporation, SBC Communications Inc., and SBC
            (CT), dated as of January 4, 1998. (Exhibit 2 to Form 8-K, dated January 4, 1998.)

     3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 29, 1996. (Exhibit 3 to Form 10-Q dated March 31, 1996.)

     3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.

     3-c    Bylaws dated January 30, 1998.  (Exhibit to SBC Communications  Inc.
            (SBC) Form 8-K dated February 5, 1998.)

     4-a Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     4-b Support Agreement dated November 10, 1986, between SBC and SBC Communications Capital Corporation. (Exhibit 4-b to Registration Statement No. 33-11669.)

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

     4-g    Resolutions  guaranteeing  certain  obligations  of Pacific  Telesis
            Group.

     10-a   Short Term Incentive Plan.

     10-b Senior Management Long Term Incentive Plan. (Exhibit 10-b to Form 10-K for 1992.)

     10-c   Supplemental Life Insurance Plan.

     10-d   Supplemental Retirement Income Plan.

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

     10-g Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

     10-h   Salary and Incentive Award Deferral Plan.

     10-i   Financial Counseling Program.

     10-j   Supplemental Health Plan.

     10-k   Retirement Plan for Non-Employee Directors.

     10-l   Form of Indemnity Agreement, effective July 1, 1986, between SBC and
            its  directors  and  officers.   (Appendix  1  to  Definitive  Proxy
            Statement dated March 18, 1987.)

     10-m Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Exhibit 10-p to Form 10-K for 1988.)

     10-n Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Approved November 21, 1997).

     10-o   Stock Savings Plan.

     10-p   1992 Stock Option Plan.

     10-q   Officer Retirement Savings Plan.

     10-r   1996 Stock and Incentive Plan.

     10-s   Non-Employee Director Stock and Deferral Plan.

     10-t   Agreement with Philip J. Quigley, dated March 28, 1997 (Exhibit 10pp
            (vii) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609))

     10-u   Agreement with Philip J. Quigley, dated October 24, 1998.

     10-v Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-v(i) Resolutions amending the Plan, effective November 21, 1997.

     10-w Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

     10-x Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-x(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to this Form 10-K.)

     10-y Pacific Telesis Group Executive Supplemental Cash Balance Pension Plan. (Exhibit 10kk to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     10-z Pacific Telesis Group Executive Deferral Plan. (Exhibit 10ll to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

     10-aa Pacific Telesis Group 1996 Executive Deferred Compensation Plan. (Exhibit 10nn to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-aa(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to this Form 10-K.)

     10-bb Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

            10-bb(i) Resolutions  amending the Plan,  effective January 1, 1995.
                     (Attachment  A  to  Pacific   Telesis  Group's  1995  Proxy
                     Statement, filed March 13, 1995.)

     10-cc Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

            10-cc(i)  Resolutions  amending the Plan,  effective  April 1, 1994.
                  (Exhibit 10xx(i) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     12     Computation of Ratios of Earnings to Fixed Charges.

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1997. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

     21     Subsidiaries of SBC.

     23-a   Consent of Ernst & Young LLP.

     23-b   Consent of Coopers & Lybrand L.L.P.

     24     Powers of Attorney.

     27     Financial Data Schedule.

     99-a Annual Report on Form 11-K for the Savings Plan for the year 1997 to be filed under Form 10 K/A.

     99-b Annual Report on Form 11-K for the Savings and Security Plan for the year 1997 to be filed under Form 10-K/A.

     99-c   Report of Independent Auditors Coopers & Lybrand L.L.P.