Form 10-Q
period 1998-03-31
SBC COMMUNICATIONS INC
filed 1998-05-11
CIK 732717

FORM 10-Q


                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998

                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 1998, 1,838,844,294 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------
                                                    Three months ended
                                                          March 31,
                                                 -------------------------
                                                      1998         1997
--------------------------------------------------------------------------
Operating Revenues
Local service:
  Landline                                        $  2,480     $  2,279
  Wireless                                             776          692
Network access:
  Interstate                                         1,094        1,038
  Intrastate                                           454          456
Long-distance service                                  535          541
Directory advertising                                  493          470
Other                                                  592          497
--------------------------------------------------------------------------
Total operating revenues                             6,424        5,973
--------------------------------------------------------------------------
Operating Expenses
Cost of services and products                        2,306        2,173
Selling, general and administrative                  1,353        1,146
Depreciation and amortization                        1,106        1,068
--------------------------------------------------------------------------
Total operating expenses                             4,765        4,387
--------------------------------------------------------------------------
Operating Income                                     1,659        1,586
--------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                      (233)       (208)
Equity in net income of affiliates                      53          27
Other income (expense) - net                           (38)        (20)
--------------------------------------------------------------------------
Total other income (expense)                          (218)       (201)
--------------------------------------------------------------------------
Income Before Income Taxes                           1,441       1,385
--------------------------------------------------------------------------
Income Taxes                                           529         528
--------------------------------------------------------------------------
Net Income                                        $    912     $   857
--------------------------------------------------------------------------
Earnings Per Common Share                         $    0.50    $   0.47
--------------------------------------------------------------------------
Earnings Per Common Share-Assuming Dilution       $    0.49    $   0.47
--------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                   1,839       1,825
--------------------------------------------------------------------------
Dividends Declared Per Common Share               $  0.23375   $ 0.22375
--------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                   -------------   -------------
                                                           1998            1997
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     674        $    398
Short-term cash investments                                 176             320
Accounts receivable - net of allowances for
  uncollectibles of $417 and $395                         4,730           5,015
Prepaid expenses                                            509             349
Deferred income taxes                                       551             622
Deferred charges                                             77              82
Other current assets                                        252             276
--------------------------------------------------------------------------------
Total current assets                                      6,969           7,062
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  66,228          65,286
  Less: Accumulated depreciation and amortization        38,848          37,947
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      27,380          27,339
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,037 and $1,002                       3,238           3,269
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,581           2,740
--------------------------------------------------------------------------------
Other Assets                                              1,946           1,722
--------------------------------------------------------------------------------
Total Assets                                          $  42,114        $ 42,132
--------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   2,661        $  1,953
Accounts payable and accrued liabilities                  6,741           7,888
Dividends payable                                           430             411
--------------------------------------------------------------------------------
Total current liabilities                                 9,832          10,252
--------------------------------------------------------------------------------
Long-Term Debt                                           11,758          12,019
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     1,922           1,639
Postemployment benefit obligation                         4,820           4,929
Unamortized investment tax credits                          399             417
Other noncurrent liabilities                              1,954           1,984
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
liabilities                                               9,095           8,969
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       1,867             934
Capital in excess of par value                            8,489           9,418
Retained earnings                                         1,629           1,146
Guaranteed obligations of employee stock                   (147)           (183)
ownership plans
Deferred compensation - LESOP                              (119)           (119)
Foreign currency translation adjustment                    (582)           (574)
Treasury shares (at cost)                                  (708)           (730)
--------------------------------------------------------------------------------
Total shareowners' equity                                10,429           9,892
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  42,114        $ 42,132
--------------------------------------------------------------------------------
* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                      Three months ended
                                                           March 31,
                                                   ------------------------
                                                        1998          1997
---------------------------------------------------------------------------
Operating Activities
Net income                                          $    912      $    857
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        1,106         1,068
  Undistributed earnings from investments in
  equity affiliates                                       (8)          (17)
  Provision for uncollectible accounts                   119           111
  Amortization of investment tax credits                 (18)          (19)
  Deferred income tax expense                            142           134
  Other - net                                         (1,167)       (1,387)
---------------------------------------------------------------------------
Total adjustments                                        174          (110)
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities              1,086           747
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                 (1,066)       (1,263)
Investments in affiliates                                  -           (10)
Purchase of short-term investments                       (40)         (198)
Proceeds from short-term investments                     184           323
Dispositions                                              94           329
Acquisitions                                               -           (25)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                   (828)         (844)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                     824           712
Issuance of other short-term borrowings                    3           120
Repayment of other short-term borrowings                  (5)          (75)
Issuance of long-term debt                               392           397
Repayment of long-term debt                             (783)          (59)
Purchase of treasury shares                              (71)          (80)
Issuance of treasury shares                               69            15
Dividends paid                                          (411)         (393)
Other                                                      -            (8)
---------------------------------------------------------------------------
Net Cash Provided by Financing Activities                 18           629
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                276           532
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year              398           314
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period             $    674      $    846
---------------------------------------------------------------------------

Cash paid during the three months ended March 31 for:
   Interest                                         $    316      $    278
   Income taxes                                     $    519      $    350

See Notes to Consolidated Financial Statements.




SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                      Guaranteed                    Foreign
                                             Capital in             Obligations of    Deferred      Currency
                                 Common      Excess of   Retained   Employee Stock  Compensation  Translation  Treasury
                                   Shares    Par Value    Earnings  Ownership Plans    - LESOP     Adjustment    Shares
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997           $  934   $  9,418   $  1,146          $  (183)      $  (119)     $  (574)   $  (730)
Net income                                -          -        912                -             -           -           -
Dividends to shareowners                  -          -       (430)               -             -           -           -
Two-for-one stock split                 933       (933)         -                -             -           -           -
Reduction of debt associated
with Employee Stock Ownership
Plans                                     -          -          -               36            -            -           -
Foreign currency translation
  adjustment                              -          -          -               -             -            (8)         -
Purchase of treasury shares               -          -          -               -             -            -         (71)
Issuance of treasury shares               -        (18)         -               -             -            -          93
Other                                     -         22          1               -             -            -           -
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998            $  1,867   $  8,489   $  1,629          $  (147)      $  (119)     $  (582)   $  (708)
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


SELECTED FINANCIAL AND OPERATING DATA*
At March 31, 1998, or for the three months then ended:      1998               1997
                                                           ---------------------------------------
  Return on weighted average shareowners' equity........... 34.91%            33.88%
  Debt ratio............................................... 55.78%            56.25%
  Network access lines in service (000).................... 33,934            32,291
  Access minutes of use (000,000).......................... 33,919            31,313
  Cellular customers (000).................................  5,605             4,686
  Number of employees......................................119,060            113,680

  *Operating data may be periodically revised to reflect the most current information.

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial
   statements   contained   herein  should  be  read  in  conjunction  with  the
   consolidated financial statements and notes thereto included in SBC's 1997 Annual Report to Shareowners.

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's largest subsidiaries are Southwestern Bell Telephone Company (SWBell), providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas, and Pacific Telesis Group (PAC), providing telecommunications services in California and Nevada. PAC's subsidiaries include Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.) All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. COMPREHENSIVE INCOME Effective with the first quarter of 1998, SBC is reporting comprehensive income for the three months ended March 31, 1998 and 1997. The components of SBC's comprehensive income for each period presented include net income and the adjustment to shareowners' equity for currency translation adjustments.

   Following is SBC's comprehensive income:

    -------------------------------------------------------------------
    Three Months Ended March 31,                1998          1997
    -------------------------------------------------------------------
    Net income                                 $ 912         $ 857
    Foreign currency translation
    adjustment                                    (8)           99
    -------------------------------------------------------------------
    Total comprehensive income                 $ 904         $ 956
    -------------------------------------------------------------------

4. MERGER AGREEMENT WITH AMERITECH CORPORATION As disclosed in the Form 8-K filed on May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger agreement is subject to certain regulatory approvals as well as approval by the stockholders of each company.

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED Dollars in millions except per share amounts

5. MERGER  AGREEMENT  WITH SOUTHERN NEW ENGLAND  TELECOMMUNICATIONS  CORPORATION
(SNET) On January 5, 1998, SBC and SNET jointly announced a definitive agreement to merge an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock will be converted into and exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares, or 6.5% of SBC's outstanding shares at December 31, 1997). After the merger, SNET will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The shareowners of SNET approved the merger on March 27, 1998; however, the merger is also subject to certain regulatory approvals. If approvals are granted, the transaction is expected to close by the end of 1998.

6.  PACIFIC TELESIS GROUP FINANCIAL INFORMATION

   The following tables present summarized financial information for PAC:

    -------------------------------------------------------------------
                                                  March 31, December 31,
                                                      1998         1997
    -------------------------------------------------------------------
    Balance Sheets
    Current assets                                 $ 2,935    $  2,835
    Noncurrent assets                               14,807      14,041
    Current liabilities                              4,243       4,513
    Noncurrent liabilities                          11,034      10,305
    -------------------------------------------------------------------


    -------------------------------------------------------------------
    Three Months Ended March 31,                      1998        1997
    -------------------------------------------------------------------
    Income Statements
    Operating revenues                             $ 2,793    $  2,535
    Operating income                                   610         701
    Income before cumulative effect of
    accounting changes                                 290         361
    Net income                                         290         683
    -------------------------------------------------------------------

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities.

7.  EARNINGS PER SHARE

   A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three months ended March 31, 1998 and 1997 are shown in the table below.

    ---------------------------------------------------------
    Three Months Ended March 31,             1998       1997
    ---------------------------------------------------------
    Numerators
    Numerator for basic earnings per share:
     Net Income                              $ 912     $ 857
    ---------------------------------------------------------
    Dilutive potential common shares:
     Other stock-based compensation              1         -
    ---------------------------------------------------------
      Numerator for diluted earnings
      per share                              $ 913     $ 857
    ---------------------------------------------------------
    Denominators
    Denominator for basic earnings per share:
     Weighted average number of common
     shares outstanding (000)            1,838,595  1,824,881
    ---------------------------------------------------------
    Dilutive potential common shares (000):
     Stock options                          19,719      9,313
     Other stock-based compensation          5,235      3,882
    ---------------------------------------------------------
      Denominator for diluted earnings
      per share                          1,863,549  1,838,076
    ---------------------------------------------------------
    Basic earnings per share               $ 0.50      $0.47
    ---------------------------------------------------------
    Diluted earnings per share             $ 0.49     $ 0.47
    ---------------------------------------------------------

8. SOFTWARE COSTS SBC currently expenses costs as incurred for software purchased or developed for internal use, except for initial operating software costs, which are capitalized and amortized over the lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that will require capitalization of certain computer software expenditures beginning in 1999, with earlier adoption permitted.

   SBC did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP, but is not able to quantify the effect at this time. The SOP would tend to cause an increase in net income in the first year of adoption.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the first three months of 1998 and 1997 are summarized as follows:

--------------------------------------------------------------------------------
                                                          Three-Month Period
                                                     ---------------------------
                                                                         Percent
                                                          1998     1997  Change
--------------------------------------------------------------------------------
Operating revenues                                    $  6,424 $  5,973    7.6%
Operating expenses                                    $  4,765 $  4,387    8.6%
Net income                                            $    912 $    857    6.4%
================================================================================

SBC reported net income for the first quarter of 1998 of $912, or $.49 per share assuming dilution, compared to $857, or $.47 per share assuming dilution, in the first quarter of 1997. SBC's net income for the first quarter of 1997 includes a $90 after-tax settlement gain at Pacific Telesis Group (PAC) associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding the settlement gain, SBC's net income increased by $145, or 18.9% for the first quarter of 1998.

Excluding the settlement gain, the primary factors contributing to this increase were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell), Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell (collectively referred to as the Telephone Companies), increased equity in net income of international investments and growth in demand at Pacific Bell Directory (PB Directory). These increases were partially offset by higher levels of expenses associated with Personal Communications Services (PCS) operations in California and Nevada, merger related costs and increases in employee compensation, including those resulting from higher force levels.

Revenues Components of operating revenues for the first quarters of 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
                                                        Three-Month Period
                                                 -------------------------------
                                                                        Percent
                                                     1998    1997       Change
--------------------------------------------------------------------------------
Local service:
   Landline                                       $  2,480  $ 2,279        8.8%
   Wireless                                            776      692       12.1
Network access:
   Interstate                                        1,094    1,038        5.4
   Intrastate                                          454      456       (0.4)
Long-distance service                                  535      541       (1.1)
Directory advertising                                  493      470        4.9
Other                                                  592      497       19.1
--------------------------------------------------------------------
     Total                                        $ 6,424    $ 5,973        7.6%
================================================================================

      Local Service Landline local service revenues increased in the first quarter of 1998 due primarily to increases in demand, including increases in access lines and vertical services revenues. The number of access lines increased by 5.1% since March 31, 1997, of which 49% was due to growth in California and 35% was due to growth in Texas. Approximately 34% of


SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      SBC's access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues for the first quarter, which include custom calling services, call control options, Caller ID and other services, increased by more than 16%. Additionally, Federal payphone deregulation implemented in April 1997 increased local service and decreased long-distance service, interstate network access and other operating revenues; the overall impact was a slight increase in total operating revenues.

      Wireless local service revenues increased in the first quarter of 1998 due primarily to growth in the number of customers of 19.6%, partially offset by declines in average revenue per customer. Wireless local service revenues increases included the expansion of PCS operations in California, Nevada and Oklahoma. At March 31, 1998, SBC had 5,090,000 traditional cellular customers, 69,000 resale customers and 446,000 PCS customers.

      Network Access Interstate network access revenues increased in the first quarter of 1998 due to increases in demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base. Also contributing to the increase was the absence of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service. This change is discussed further in Cost of Services and Products below. Partially offsetting these increases were the effects of 1997 rate reductions related to the Federal productivity factor adjustment, as discussed in the 1997 Annual Report to Shareowners, and payphone deregulation referred to above in Local Service.

      Intrastate network access revenues decreased slightly in the first quarter of 1998 due to state regulatory rate orders and the implementation of the February 1997 California high cost fund. These decreases were partially offset by intrastate carrier usage.

      Long-Distance Service revenues decreased in the first quarter of 1998 due to the effect of price competition from alternative intraLATA toll carriers, Federal payphone deregulation referred to in Local Service, regulatory rate orders and the introduction and deployment of extended area local service plans at SWBell. These decreases were somewhat offset by growth in wireless revenues and increased demand resulting from California's growing economy.

      Directory Advertising revenues increased in the first quarter of 1998 due mainly to increased demand at PB Directory.

      Other operating revenues increased in the first quarter of 1998 due to increased wireless and Caller ID equipment sales and revenues from other business initiatives, primarily voice messaging services and Internet services. Increased demand for PacBell and SWBell nonregulated services and products also contributed to the increase. These increases were slightly offset by payphone deregulation referred to in Local Service.

Expenses Components of operating expenses for the first quarters of 1998 and 1997 are as follows:

-------------------------------------------------------------------------------
                                                         Three-Month Period
                                                  -----------------------------
                                                                        Percent
                                                   1998      1997       Change
-------------------------------------------------------------------------------
Cost of services and products                     $  2,306  $ 2,173        6.1%
Selling, general and administrative                  1,353    1,146       18.1
Depreciation and amortization                        1,106    1,068        3.6
---------------------------------------------------------------------
   Total                                          $  4,765  $ 4,387        8.6%
===============================================================================

      Cost of services and products for the first quarter of 1998 increased $133, or 6.1% over the first quarter of 1997. The most significant factor for the increase was higher levels of expenses associated with PCS operations in California and Nevada. Another major factor contributing to the increase resulted from the January 1, 1998 implementation of the Federal Universal Service Fund which replaced the 1997 net payments for long-term support which were accounted for as an offset against Interstate Network Access Revenues. Also increasing expenses were the continuing costs of local number portability implementation of $27, increased employee compensation, including force additions, network expansion and maintenance, and interconnection costs at the Telephone Companies. These increases were partially offset by net reductions in costs related to benefits, contract labor, and right-to-use fees.

      Selling, general and administrative expense for the first quarter of 1997 reflects a $152 PAC settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding the settlement gain, selling, general and administrative costs would have increased $55, or 4.2%. This increase was due to costs associated with higher PCS related expenses, costs of merger implementation and other costs associated with the consolidation of operations since the merger. These increases were partially offset by a decrease in contract labor.

      Depreciation and amortization for the first quarter of 1998 increased $38, or 3.6% over the first quarter of 1997. The increase was due primarily to the launch of PCS services in California and Nevada that resulted in higher plant levels and the amortization of PCS licenses. Other items affecting the increase included overall higher plant levels at the Telephone Companies and Southwestern Bell Mobile Systems, and slight increases in effective composite rate of depreciation at SWBell. These increases were partially offset by reduced depreciation at PacBell related to analog switching equipment and reductions in the composite depreciation rate.

Interest expense increased by $25 or 12.0% compared with the first quarter of 1997 primarily as a result of lower capitalization of interest during construction. SBC capitalized interest on its PCS licenses prior to beginning operations. SBC now provides service in all major markets covered under its licenses. Higher average level of debt also contributed to the increase.

Equity in net income of affiliates increased $26 in the first quarter of 1998 due to SBC's May 1997 investment in Telkom SA Limited (Telkom) of South Africa and writeoffs in the first quarter of 1997 taken by Telefonos de Mexico, S.A. de C.V. (Telmex). Results also reflect expenses in new international investments including long-distance in France, Switzerland and Israel, and cellular communications in Taiwan.

Other income (expense) -net was a net expense of $38 for the first quarter of 1998, $18 higher than the first quarter of 1997. During the first quarter of 1998, various offsetting transactions impacted other income and expense. SBC recognized other expense related to a write-down of an international investment and a video investment of $133, the market valuation adjustment on the SBC debt redeemable either in cash or Telmex L shares, and call premiums and unamortized discount on early redemption of debt by SWBell and PacBell. These were offset by income related to a special one-time dividend of $158 received from an affiliate and gains on sales of Telmex L shares. The additional increase in net other expense primarily resulted from lower interest income and higher minority interest expenses.

Income taxes for 1997 included taxes on the pension settlement gain discussed in Selling, General and Administrative expense and on conforming accounting changes between SBC and PAC. These items reflected a higher composite federal and state tax rate than for SBC as a whole. Excluding these items, income taxes were higher in 1998 primarily due to higher income before income tax.

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Long-distance Applications - SBC continues to seek entry into interLATA long-distance through the courts and by approval from the Federal Communications Commission. SBC has section 271 applications pending to provide interLATA long-distance service in Arkansas, California, Kansas, Oklahoma and Texas, and applications are expected to be filed soon in Nevada and Missouri.

OTHER BUSINESS MATTERS

Acquisitions and Dispositions - In April 1998, SBC reached an agreement to sell its interest in MTN, a South African national cellular company, to the remaining shareholders of MTN. This agreement will fulfill SBC's obligation to divest MTN as part of the acquisition of Telkom. MTN competes with Telkom in wireless services. The transaction is expected to close in the third quarter of 1998.

SBC's 40% owned Swiss affiliate, diAx, has been awarded a wireless license by the Swiss government. The target date for commencement of wireless services by diAx in Switzerland is the fourth quarter of 1998.

Employees - Tentative labor agreements were reached on April 7, 1998 between the Telephone Companies and the Communications Workers of America (CWA) to replace contracts that would expire on August 8, 1998. The new agreements are subject to ratification by CWA membership and cover approximately 75,000 employees of the Telephone Companies through April 1, 2001. Among other items, the agreements specify an 11% increase in wages over the life of the contracts.


SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, as in 1997, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, SBC had $674 in cash and cash equivalents available at March 31, 1998. SBC has entered into agreements with several banks for lines of credit totaling $2,475, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of March 31, 1998. Commercial paper borrowings as of March 31, 1998 totaled $2,091.

In February 1998, SBC called $630 of long-term debt for retirement, including $175 at PacBell and $425 at SWBell, and issued $200 in notes due February 2008 at PacBell and $200 in debentures due March 2048 at SWBell.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 1998, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units ("DSUs") that are convertible into SBC shares. During this period, an aggregate of 4,936 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $36.625 to $43.25, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders
Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 24, 1998, in San Antonio, Texas. Shareowners representing 747,966,783 shares of common stock as of the February 23, 1998 record date (prior to the two-for- one stock split) were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

                                          SHARES             SHARES
        DIRECTOR                            FOR             WITHHELD*
        --------                            ---             ---------
        August A. Busch III             729,525,991        18,440,792
        Royce S. Caldwell               730,249,885        17,716,898
        Herman E. Gallegos              729,442,349        18,524,434
        Jess T. Hay                     729,301,229        18,665,554
        Bobby R. Inman                  728,505,779        19,461,004
        S. Donley Ritchey               730,026,713        17,940,070

       *Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

(c) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 1998. The vote was 739,859,021 FOR and 4,087,602 AGAINST, with 4,020,160 shares ABSTAINING.

(d) Shareowners approved the amendment of the restated certificate of incorporation to increase the number of authorized common shares to 7,000,000,000. The vote was 566,236,874 FOR and 169,530,360 AGAINST, with
      6,450,272 shares ABSTAINING.

(e) Shareowners voted not to adopt a shareowner proposal to require shareowner approval of certain political contributions. The vote was 59,146,696 FOR and 566,984,273 AGAINST, with 33,917,758 shares ABSTAINING.

(f) Shareowners voted not to adopt a shareowner proposal to limit certain existing pension benefits for outside directors. The vote was 200,196,053 FOR and 439,860,974 AGAINST, with 19,991,700 shares ABSTAINING.

SBC COMMUNICATIONS INC.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit  3-a  Restated  Certificate  of  Incorporation,   filed  with  the
Secretary of State of Delaware on April 28, 1998.

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27a Financial Data Schedule - March 31, 1996
      Exhibit 27b Financial Data  Schedule - June 30,  1996
      Exhibit 27c  Financial  Data  Schedule - September 30, 1996
      Exhibit 27d Financial Data Schedule - December 31, 1996
      Exhibit 27e Financial Data Schedule - March 31, 1997
      Exhibit 27f Financial Data  Schedule - June 30,  1997
      Exhibit 27g  Financial  Data  Schedule - September 30, 1997
      Exhibit 27h Financial Data Schedule - March 31, 1998


(b)   Reports on Form 8-K

      On February 5, 1998, SBC filed a report on Form 8-K filing certain financial statement information included in a January 28, 1998 press release and filing exhibit 3-b, its Bylaws dated January 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




May 11, 1998                                /s/ Donald E. Kiernan
                                          -----------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer