Form 10-K405/A
period 1997-12-31
SBC COMMUNICATIONS INC
filed 1998-06-23
CIK 732717

FORM l0-K/A


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

 |X|         Annual Report Pursuant to Section 13 or15(d) of the
                      Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997

                                      or

 |_|       Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

                 For the transition period from______to______

                        Commission file Number l-8610

                           SBC COMMUNICATIONS INC.

             Incorporated under the laws of the State of Delaware
               I.R.S. Employer Identification Number 43-1301883

                   175 E. Houston, San Antonio, Texas 78205
                        Telephone Number 210-821-4105

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

(1)  Exhibit 99.a  Annual  Report on Form 11-K for the SBC Savings  Plan for the
                    year 1997.

(2)  Exhibit 99.b  Annual  Report on Form 11-K for the SBC Savings and  Security
                   Plan for the year 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of June, 1998.

                               SBC COMMUNICATIONS INC.

                               By  /s/ Donald E. Kiernan
                                  ------------------------------
                                  Donald E. Kiernan
                                  Senior Vice President, Treasurer
                                    and Chief Financial Officer
June 23, 1998