Form 10-K405/A
period 1997-12-31
SBC COMMUNICATIONS INC
filed 1998-06-26
CIK 732717

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



(1)  Exhibit  99.d  Annual  report on Form 11-K for the  Pacific  Telesis  Group
                    Supplemental   Retirement  and  Savings  Plan  for  Salaried
                    Employees for the year 1997.

(2)  Exhibit  99.e  Annual  report on Form 11-K for the  Pacific  Telesis  Group
                    Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1997.

(2)  Exhibit  99.f  Annual  report on Form 11-K for the  Pacific  Telesis  Group
                    Supplemental Retirement and Savings Plan for Salaried and Nonsalaried Employees (LESOP) for the year 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the
undersigned, thereunto duly authorized on the     th day of June, 1998.

                               SBC COMMUNICATIONS INC.

                               By /s/ Donald E. Kiernan
                                  ------------------------------
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                   and Chief Financial Officer

June 26, 1998