Form 10-Q
period 1998-06-30
SBC COMMUNICATIONS INC
filed 1998-08-13
CIK 732717

FORM 10-Q


                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1998

                                          or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At July 31, 1998, 1,837,287,669 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------------
                                         Three months ended     Six months ended
                                              June 30,              June 30,
                                      ------------------------------------------
                                          1998        1997      1998        1997
--------------------------------------------------------------------------------
Operating Revenues
Local service:
  Landline                            $  2,566    $  2,371 $  5,046    $  4,650
  Wireless                                 844         756    1,620       1,448
Network access:
  Interstate                             1,122         871    2,216       1,909
  Intrastate                               470         489      924         945
Long-distance service                      550         530    1,085       1,071
Directory advertising                      388         372      881         842
Other                                      651         532    1,243       1,029
--------------------------------------------------------------------------------
Total operating revenues                 6,591       5,921   13,015      11,894
--------------------------------------------------------------------------------

Operating Expenses
Cost of services and products            2,330       2,223    4,636       4,396
Selling, general and administrative      1,413       2,985    2,766       4,131
Depreciation and amortization            1,139       1,646    2,245       2,714
--------------------------------------------------------------------------------
Total operating expenses                 4,882       6,854    9,647      11,241
--------------------------------------------------------------------------------
Operating Income (Loss)                  1,709        (933)   3,368         653
--------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                          (238)       (245)    (471)       (453)
Equity in net income of affiliates          73          55      126          82
Other income (expense) - net               (39)        (64)     (77)        (84)
--------------------------------------------------------------------------------
Total other income (expense)              (204)       (254)    (422)       (455)
--------------------------------------------------------------------------------
Income (Loss) Before Income Taxes        1,505      (1,187)   2,946         198
--------------------------------------------------------------------------------
Income Taxes                               539        (400)   1,068         128
--------------------------------------------------------------------------------
Net Income (Loss)                     $    966    $   (787) $ 1,878    $     70
--------------------------------------------------------------------------------

Earnings (Loss) Per Common Share      $    0.53   $  (0.43) $  1.02    $   0.04
--------------------------------------------------------------------------------
Earnings (Loss) Per Common Share-
  Assuming Dilution                   $    0.52   $  (0.43) $  1.01    $   0.04
--------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)       1,839        1,826   1,839       1,825
--------------------------------------------------------------------------------
Dividends Declared Per Common Share   $  0.23375  $  0.22375$0.4675   $ 0.4475
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                       June 30,     December 31,
                                                   -------------   -------------
                                                           1998            1997
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     615        $    398
Short-term cash investments                                  91             320
Accounts receivable - net of allowances for
  uncollectibles of $404 and $395                         4,847           5,015
Prepaid expenses                                            485             349
Deferred income taxes                                       678             622
Deferred charges                                             77              82
Other current assets                                        242             276
--------------------------------------------------------------------------------
Total current assets                                      7,035           7,062
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  67,149          65,286
  Less: Accumulated depreciation and amortization        39,391          37,947
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      27,758          27,339
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,071 and $1,002                       3,208           3,269
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,484           2,740
--------------------------------------------------------------------------------
Other Assets                                              2,115           1,722
--------------------------------------------------------------------------------
Total Assets                                          $  42,600        $ 42,132
--------------------------------------------------------------------------------

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   2,211        $  1,953
Accounts payable and accrued liabilities                  5,919           6,780
Accrued taxes                                             1,464           1,108
Dividends payable                                           430             411
--------------------------------------------------------------------------------
Total current liabilities                                10,024          10,252
--------------------------------------------------------------------------------
Long-Term Debt                                           11,547          12,019
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     1,885           1,639
Postemployment benefit obligation                         4,882           4,929
Unamortized investment tax credits                          381             417
Other noncurrent liabilities                              2,016           1,984
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                             9,164           8,969
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       1,867             934
Capital in excess of par value                            8,495           9,418
Retained earnings                                         2,167           1,146
Guaranteed obligations of employee stock
  ownership plans                                          (155)           (183)
Deferred compensation - LESOP                               (86)           (119)
Foreign currency translation adjustment                    (650)           (574)
Treasury shares (at cost)                                  (773)           (730)
--------------------------------------------------------------------------------
Total shareowners' equity                                10,865           9,892
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  42,600        $ 42,132
--------------------------------------------------------------------------------
* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
---------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                   ------------------------
                                                        1998          1997
---------------------------------------------------------------------------
Operating Activities
Net income                                          $  1,878      $     70
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        2,245         2,714
  Undistributed earnings from investments in
    equity affiliates                                     (4)          (31)
  Provision for uncollectible accounts                   230           265
  Amortization of investment tax credits                 (36)          (39)
  Deferred income tax expense                             92          (499)
  Other - net                                           (896)          177
---------------------------------------------------------------------------
Total adjustments                                      1,631         2,587
---------------------------------------------------------------------------
Net Cash Provided by Operating Activities              3,509         2,657
---------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                 (2,503)       (2,771)
Investments in affiliates                                  -           (14)
Purchase of short-term investments                       (41)         (326)
Proceeds from short-term investments                     269           517
Dispositions                                             108           346
Acquisitions                                             (20)         (797)
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (2,187)       (3,045)
---------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                     240         1,449
Issuance of other short-term borrowings                    2           120
Repayment of other short-term borrowings                  (8)         (195)
Issuance of long-term debt                               393           407
Repayment of long-term debt                             (821)         (140)
Purchase of fractional shares                              -           (15)
Purchase of treasury shares                             (168)          (80)
Issuance of treasury shares                               99            81
Dividends paid                                          (842)         (802)
Other                                                      -            (7)
---------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing
  Activities                                          (1,105)          818
---------------------------------------------------------------------------
Net increase in cash and cash equivalents                217           430
---------------------------------------------------------------------------
Cash and cash equivalents beginning of year              398           314
---------------------------------------------------------------------------
Cash and Cash Equivalents End of Period             $    615      $    744
---------------------------------------------------------------------------

Cash paid during the six months ended June 30 for:
   Interest                                         $    525      $    461
   Income taxes, net of refunds                     $    574      $    421

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                      Guaranteed
                                                                     Obligations of                  Foreign
                                              Capital in             Employee Stock    Deferred      Currency
                                  Common      Excess of   Retained     Ownership     Compensation   Translation   Treasury
                                  Shares      Par Value   Earnings       Plans*        - LESOP*      Adjustment    Shares
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997           $  934   $  9,418   $  1,146          $  (183)      $  (119)     $  (574)   $  (730)
Net income                                -          -      1,878                -             -           -           -
Dividends to shareowners                  -          -       (860)               -             -           -           -
Two-for-one stock split                 933       (933)         -                -             -           -           -
Reduction of debt associated with
  Employee Stock Ownership Plans          -          -          -               28            -            -           -
Cost of LESOP trust shares
  allocated to employee accounts          -          -          -               -            33            -           -
Foreign currency translation
  adjustment                              -          -          -               -             -           (76)         -
Purchase of treasury shares               -          -          -               -             -            -        (168)
Issuance of treasury shares               -        (22)         -               -             -            -         125
Other                                     -         32          3               -             -            -           -
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998             $  1,867   $  8,495   $  2,167            $(155)         $(86)     $  (650)   $  (773)
--------------------------------------------------------------------------------------------------------------------------

* March 31, 1998 balances have been revised as follows: Guaranteed Obligations of Employee Stock Ownership Plans, $(169); Deferred Compensation - LESOP, $(97).

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA#
At June 30, or for the six months then ended:                 1998              1997
                                                           -------------------------
  Return on weighted average shareowners' equity........... 35.22%             1.36%
  Debt ratio............................................... 53.69%            59.65%
  Network access lines in service (000).................... 34,210            32,606
  Cellular customers (000).................................  5,831             4,960
  Number of employees......................................119,460            118,240

# SBC is in the process of revalidating the access minutes of use for Pacific Bell. While this process may result in a change in the growth trends of the quarterly minutes of use, SBC does not expect that the previously disclosed year-to-date growth trends will be materially affected.


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

3. COMPREHENSIVE INCOME Effective with the first quarter of 1998, SBC is reporting comprehensive income (loss) for the second quarter and six months ended June 30, 1998 and 1997. The components of SBC's comprehensive income
   (loss) for each period presented include net income (loss) and the adjustment to shareowners' equity for currency translation adjustments.

   Following is SBC's comprehensive income (loss):

    ---------------------------------------------------------------------------
                                       Three months ended   Six months ended
                                            June 30,            June 30,
                                      -----------------------------------------
                                         1998       1997       1998      1997
    ---------------------------------------------------------------------------
    Net income (loss)                   $ 966     $ (787)   $ 1,878   $    70
    Foreign currency translation
    adjustment                            (68)       (17)       (76)       82
    ---------------------------------------------------------------------------
    Total comprehensive income (loss)   $ 898     $ (804)   $ 1,802   $   152
    ---------------------------------------------------------------------------

4. MERGER AGREEMENT WITH AMERITECH CORPORATION As disclosed in the Form 8-K filed on May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for
   1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain regulatory approvals as well as approval by the stockholders of each company.

5.   MERGER AGREEMENT WITH SOUTHERN NEW ENGLAND  TELECOMMUNICATIONS  CORPORATION
     (SNET) On January 5, 1998, SBC and SNET jointly announced a definitive agreement to merge an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock will be exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares, or 6.5% of SBC's outstanding shares at December 31, 1997). After the merger, SNET will be a wholly-owned subsidiary of SBC. The transaction is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The shareowners of SNET approved the merger on March 27, 1998; however the merger is also subject to certain regulatory approvals. On August 5, 1998, the Connecticut Department of Public Utility Control issued a draft order approving the merger with certain conditions that SBC and SNET are currently evaluating for response. The order is expected in September 1998. Approval by the Federal Communications Commission (FCC) is still required. If approvals are granted with acceptable conditions, the transaction is expected to close by the end of 1998.

6. MERGER WITH PAC On April 1, 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares; both the exchange ratio and shares issued have been restated to reflect SBC's first quarter 1998 two-for-one stock split effected in the form of a stock dividend). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

   Transaction costs and one-time charges relating to the closing of the merger were $359 ($215 net of tax) including, among other items, the present value of amounts to be returned to California ratepayers as a condition of the merger and expenses for investment banker and professional fees. Of this total, $287 ($180 net of tax) is included in expenses in the first six months of 1997, $281 of which relates to the second quarter of 1997.

   Post-merger initiatives
   During the second quarter of 1997, SBC announced after-tax charges of $1.6 billion related to several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC, which included $165 ($101 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $281 ($176 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Following is a discussion of the most significant of these charges.

   Reorganization SBC is centralizing several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives are resulting in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

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

   Video curtailment/purchase commitments SBC also announced it was scaling back its limited direct investment in video services. As a result of this curtailment, SBC halted construction on the Advanced Communications Network
   (ACN) in California. As part of an agreement with the ACN vendor, SBC paid the liabilities of the ACN trust that owned and financed ACN construction, incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. In the second quarter of 1997, SBC recognized its net expense of $553 ($346 after tax) associated with these activities. Additionally, SBC curtailed several other video-related activities including discontinuing its broadband network video trials in Richardson, Texas and San Jose, California, substantially scaling back its involvement in the Tele-TV joint venture and withdrawing from the Americast venture. Americast partners are disputing the withdrawal in arbitration and litigation, the outcome of which cannot be predicted, but is not expected to have a material impact on SBC's financial condition or results of operations. The collective impact of these decisions resulted in a charge of $145 ($92 after tax) in the second quarter of 1997.

7.  PACIFIC TELESIS GROUP FINANCIAL INFORMATION

   The following tables present summarized financial information for PAC:

    -------------------------------------------------------------------
                                                 June 30, December 31,
                                                     1998         1997
    -------------------------------------------------------------------
    Balance Sheets
    Current assets                               $  2,982     $  2,835
    Noncurrent assets                              15,092       14,041
    Current liabilities                             4,507        4,513
    Noncurrent liabilities                         11,031       10,305
    -------------------------------------------------------------------


    -------------------------------------------------------------------
    Six Months Ended June 30,                        1998         1997
    -------------------------------------------------------------------
    Income Statements
    Operating revenues                           $  5,563     $  4,928
    Operating income (loss)                         1,306        (794)
    Income (loss) before extraordinary loss and
      Cumulative effect of accounting changes         628        (748)
    Net income (loss)                                 628        (426)
    -------------------------------------------------------------------

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

8.  EARNINGS PER SHARE

   A reconciliation of the numerators and denominators of basic earnings (loss) per share and diluted earnings (loss) per share for net income (loss) for the second quarter and six months ended June 30, 1998 and 1997 are shown in the table below.

    -------------------------------------------------------------------------------------------
                                                        Three months ended     Six months ended
                                                             June 30,              June 30,
                                                     ------------------------------------------
                                                          1998       1997       1998       1997
    -------------------------------------------------------------------------------------------
    Numerators
    Numerator for basic earnings per share:
     Net income (loss)                                   $ 966   $   (787)  $  1,878       $ 70
    -------------------------------------------------------------------------------------------
    Dilutive potential common shares:
     Other stock-based compensation                          1          1          2          1
    -------------------------------------------------------------------------------------------
    Numerator for diluted earnings per share             $ 967   $   (786)  $  1,880       $ 71
    -------------------------------------------------------------------------------------------
    Denominators
    Denominator for basic earnings per share:
     Weighted average number of common
      shares outstanding (000)                       1,838,702  1,825,519  1,838,649  1,825,229
    -------------------------------------------------------------------------------------------
    Dilutive potential common shares (000):
     Stock options                                      19,899          -     19,809      9,548
     Other stock-based compensation                      5,576          -      5,405      4,007
    -------------------------------------------------------------------------------------------
      Denominator for diluted earnings per share     1,864,177  1,825,519  1,863,863  1,838,784
    -------------------------------------------------------------------------------------------
    Basic earnings (loss) per share                     $ 0.53   $ (0.43)     $ 1.02     $ 0.04
    -------------------------------------------------------------------------------------------
    Diluted earnings (loss) per share                   $ 0.52   $ (0.43)     $ 1.01     $ 0.04
    -------------------------------------------------------------------------------------------

9. SOFTWARE COSTS SBC currently expenses costs as incurred for software purchased or developed for internal use, except for initial operating software costs, which are capitalized and amortized over the lives of the associated hardware. The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that will require capitalization of certain computer software expenditures beginning in 1999, with earlier adoption permitted.

   SBC did not elect to early adopt the provisions of the SOP. Management is currently evaluating the impact of the change in accounting required by the SOP, but is not able to quantify the effect at this time. The SOP would tend to cause an increase in net income in the first year of adoption with a decreasing impact on net income in subsequent years assuming similar levels of software expenditures.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the second quarter and first six months of 1998 and 1997 are summarized as follows:
--------------------------------------------------------------------------------
                            Second Quarter                 Six-Month Period
                     -----------------------------  ----------------------------
                                           Percent                       Percent
                        1998     1997      Change       1998      1997    Change
--------------------------------------------------------------------------------
Operating revenues   $ 6,591  $ 5,921       11.3%   $ 13,015  $ 11,894     9.4%
Operating expenses   $ 4,882  $ 6,854      (28.8)%  $  9,647  $ 11,241   (14.2)%
Net income (loss)    $   966  $  (787)        -     $  1,878  $     70      -
================================================================================

SBC reported net income for the second quarter of 1998 of $966, or $.52 per share assuming dilution, and $1,878, or $1.01 per share assuming dilution, for the first six months of 1998. SBC's second quarter 1997 net loss of $787, or $.43 per share, and first six months of 1997 net income of $70, or $.04 per share, include after-tax charges of $1.6 billion related to strategic initiatives resulting from the merger integration process with Pacific Telesis Group (PAC) and the impact of several second quarter 1997 regulatory rulings. The first six months of 1997 also includes the first quarter 1997 settlement gain at PAC associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 items, SBC reported net income for the second quarter of 1997 of $808, or $.44 per share assuming dilution, and $1,575, or $.86 per share assuming dilution, for the first six months of 1997.

Excluding these 1997 items, SBC's net income for the second quarter of 1998 increased by $158, or 19.6%, and increased by $303 or 19.2% for the first six months of 1998. The primary factors contributing to this increase were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell), Pacific Bell (PacBell, which also includes its subsidiaries) and Nevada Bell (collectively referred to as the Telephone Companies) and increased contribution from Southwestern Bell Mobile Systems (Mobile Systems). These increases were partially offset by higher levels of expenses associated with Personal Communications Services (PCS) operations at Pacific Bell Mobile Services (PBMS) and merger related costs.

Operating Revenues SBC's operating revenues for the second quarter and first six months of 1997 reflect reductions of $188 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, SBC's operating revenues increased $482, or 7.9% and $933, or 7.7% for the second quarter and first six months of 1998. Components of operating revenues for the second quarter and first six months of 1998 and 1997 are as follows:
--------------------------------------------------------------------------------
                          Second Quarter                Six-Month Period
                   ----------------------------- -------------------------------
                                        Percent                         Percent
                      1998      1997    Change       1998    1997       Change
--------------------------------------------------------------------------------
Local service:
   Landline        $  2,566  $  2,371      8.2%   $  5,046  $ 4,650        8.5%
   Wireless             844       756     11.6       1,620    1,448       11.9
Network access:
   Interstate         1,122       871     28.8       2,216    1,909       16.1
   Intrastate           470       489     (3.9)        924      945       (2.2)
Long-distance           550       530      3.8       1,085    1,071        1.3
service
Directory               388       372      4.3         881      842        4.6
advertising
Other                   651       532     22.4       1,243    1,029       20.8
--------------------------------------          --------------------
     Total         $  6,591  $  5,921     11.3%   $ 13,015 $ 11,894       9.4%
================================================================================

      Local service Landline local service revenues increased in the second quarter and first six months of 1998 due primarily to increases in demand which total approximately $170 and $317 for the second quarter and first six months of 1998, including increases in access lines and vertical services revenues. The number of access lines increased by 4.9% since June 30, 1997, of which 49% was due to growth in California and 34% was due to growth in Texas. Approximately 35% of SBC's access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by more than 19%, totaling more than $710 for the first six months of 1998. Additionally, Federal payphone deregulation implemented in April 1997 increased local service by approximately $42 and $107 for the second quarter and first six months of 1998 and decreased long-distance service by approximately $1 and $9 for the second quarter and first six months of 1998, interstate network access by approximately $2 and $19 for the second quarter and first six months of 1998 and other operating revenues by approximately $9 and $16 for the second quarter and first six months of 1998; the overall impact was an increase of approximately $30 and $63 for the second quarter and first six months of 1998 in total operating revenues. Partially offsetting the increases in local service revenues were decreases in local service revenues of $21 and $44 in the second quarter and first six months of 1998 due to cellular interconnection rate reductions in the third quarter of 1997.

      Wireless local service revenues increased $88, or 11.6% in the second quarter and $172, or 11.9% in the first six months of 1998 due primarily to growth in the number of customers of 17.6%, partially offset by declines in average revenue per customer for Mobile Systems. Approximately 80% of the second quarter and 75% of the year-to-date increase in wireless local service revenues were due to the expansion of PCS operations in California, Nevada and Oklahoma. At June 30, 1998, SBC had 5,188,000 traditional cellular customers, 75,000 resale customers and 568,000 PCS customers.

      Network access Interstate network access revenues increased in the second quarter and the first six months of 1998 due primarily to June 1997 one-time charges of $187. These one-time charges included billing claim settlements related to the Percentage Interstate Usage (PIU) factor and several Federal regulatory issues including end-user charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the change in the PIU factor, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access usage, it resulted in a slight decline in total network access revenues due to rate differences between the two jurisdictions. Without these impacts, interstate access revenues increased $64 in the second quarter and $120 in the first six months of 1998 due largely to increases in demand for access services by interexchange carriers, including special access, and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of more than $96 and $193 for the second quarter and first six months of 1998. Also contributing to the increase was the absence of the 1997 revenue offset required for net payments for long-term support which were designed to subsidize universal service totaling approximately $23 and $46 for the second quarter and first six months of 1998. This change is discussed further in Cost of services and products below. Partially offsetting these increases were the effects of 1997 rate reductions related to the Federal productivity factor adjustment, as discussed in SBC's 1997 Annual Report to Shareowners, totaling approximately $62 and $107 for the second quarter and first six months of 1998 and payphone deregulation of approximately $2 and $19 for the second quarter and first six months of 1998 referred to above in Local service.

      Intrastate network access revenues decreased in the second quarter and first six months of 1998 due to the PIU settlements totaling approximately $32 described above. Excluding this impact, intrastate network access revenues increased by $13 and $11 in the second quarter and the first six months of 1998 due largely to increases in demand totaling approximately $22 and $26 for the second quarter and first six months of 1998, including usage by alternative IntraLATA toll carriers. These increases were partially offset by 1997 state regulatory rate orders and implementation of the February 1997 California high cost fund.

      Long-distance service revenues increased in the second quarter and first six months of 1998 due to increased toll messages and demand at PacBell totaling more than $10 and $20 for the second quarter and first six months of 1998, resulting from the growing California economy and growth in wireless long-distance revenues of approximately $20 and $36 for the second quarter and first six months of 1998. These increases were partially offset by the effect of price competition from alternative intraLATA toll carriers of approximately $9 and $18 for the second quarter and first six months of 1998 at SWBell, Federal payphone deregulation of approximately $1 and $9 for the second quarter and first six months of 1998 referred to in Local service and the introduction and deployment of extended area local service plans at SWBell of approximately $5 and $9 for the second quarter and first six months of 1998.

      Directory advertising revenues increased $16, or 4.3% in the second quarter and $39, or 4.6% in the first six months of 1998. Approximately 80% of the second quarter and 90% of the year-to-date increase in directory advertising revenues occurred at Pacific Bell Directory.

      Other operating revenues for 1997 reflect charges of $17 due to the impact of several regulatory rulings. Excluding these impacts, other operating revenues increased $102, or 18.6% in the second quarter and $197, or 18.8% in the first six months of 1998. Other operating revenues increased $34 and $68 in the second quarter and first six months of 1998 due to increased demand for PacBell and SWBell nonregulated services and products. Also contributing to the increase in other operating revenues were increased wireless and other equipment sales of $27 and $44 in the second quarter and first six months of 1998 and increased revenues from other business initiatives of $26 and $51, primarily voice messaging services and Internet services. These increases were slightly offset by payphone deregulation of $9 and $16 in the second quarter and first six months of 1998 referred to in Local service.

Operating Expenses SBC's operating expenses in the second quarter and first six months of 1997 reflect $2,205 of charges related to SBC's strategic initiatives and a comprehensive review of operations of the merged company and the impact of several regulatory rulings. In addition, the first six months of 1997 include a settlement gain of $152 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these second quarter 1997 charges and settlement gain, SBC's operating expenses increased $233, or 5.0%, for the second quarter and $459, or 5.0 %, for the first six months of 1998. Components of operating expenses for the second quarter and first six months of 1998 and 1997 are as follows:



--------------------------------------------------------------------------------
                               Second Quarter             Six-Month Period
                          -------------------------  ---------------------------
                                            Percent                      Percent
                            1998   1997     Change     1998     1997     Change
--------------------------------------------------------------------------------
Cost of services and
 products              $  2,330 $  2,223     4.8%   $  4,636 $  4,396       5.5%
Selling, general and
 administrative           1,413    2,985   (52.7)      2,766    4,131     (33.0)
Depreciation and
 amortization             1,139    1,646   (30.8)      2,245    2,714     (17.3)
-------------------------------------------       --------------------
   Total               $  4,882 $  6,854   (28.8)   $  9,647 $ 11,241     (14.2)
================================================================================

      Cost of services and products for the second quarter and first six months of 1997 reflect the second quarter 1997 one-time charges of $36 relating to SBC's strategic initiatives and operational reviews of the merged company.

      Excluding these charges, costs of services and products increased $143, or 6.5% in the second quarter of 1998 and $276, or 6.3% in the first six months of 1998. The most significant factor for the increase was higher levels of expenses associated with PCS operations at PBMS totaling more than $31 and $85 for the second quarter and first six months of 1998. Another major factor contributing to the increase was the January 1, 1998 implementation of the Federal universal service fund at the Telephone Companies totaling approximately $43 and $84 for the second quarter and first six months of 1998, which replaced the 1997 net payments for long-term support and were accounted for as an offset against Interstate Network access revenues. The current system assesses charges, recorded as expense, and any amounts to be received separately. Previously, a net payment or receipt for long-term support would be recorded as an offset to (or an increase in) revenue. Also increasing expenses were the additional costs associated with reciprocal compensation for the termination of Internet traffic, increased employee compensation including amounts associated with weather related damage and merger implementation costs at the Telephone Companies, collectively totaling approximately $84 and $185 for the second quarter and first six months of 1998. These increases in costs of services and products were partially offset by net reductions in costs related to benefits, contract labor, research and development, and right-to-use fees at the Telephone Companies, which totaled approximately $29 and $79 for the second quarter and first six months of 1998. Expenses related to implementing customer number portability were $53 and $26 for the first six months of June 30, 1998 and 1997.

      Selling, general and administrative expense for the second quarter of 1997 and the first six months of 1997 reflects $1,577 of charges relating to SBC's strategic initiatives and operational reviews. As discussed in Note 6 of Notes to Consolidated Financial Statements, the most significant of these charges included shut down of the Advanced Communications Network, regulatory costs related to the approval of the merger with PAC by California regulators, and reorganization initiatives. In addition, the six months of 1997 reflect a first quarter $152 PAC settlement gain associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements.

     Excluding these one-time charges and settlement gain, selling, general and administrative expenses increased $5, or .4%, for the second quarter of 1998 and $60, or 2.2%, for the first six months of 1998 due primarily to costs associated with higher PCS related expenses of approximately $42 and $93 for the second quarter and first six months of 1998, costs associated with implementing merger integration plans of approximately $27 and $46 for the second quarter and first six months of 1998. Also contributing to the increase were other taxes and second quarter pension settlement gains which totaled approximately $81 and $94 for the second quarter and first six months of 1998. These increases were partially offset by a decrease in contract labor, employee compensation, benefits and sales commissions and insurance refunds totaling approximately $132 and $186 for the second quarter and first six months of 1998. A lower level of expenses has resulted during 1998 from merger initiatives that have already been implemented.

      Depreciation and amortization for the second quarter and first six months of 1997 reflects charges totaling $592 to record impairment of plant and intangibles (see Note 6 of Notes to Consolidated Financial Statements). Excluding these charges, depreciation and amortization increased $85, or 8.1% in the second quarter and $123, or 5.8% in the first six months of 1998. Approximately 65% of the second quarter and 80% of the year-to-date increases were due to overall higher plant levels at the Telephone Companies and Mobile Systems. Contributing to 25% and 35% of the increase in depreciation and amortization was the launch of PCS services in California and Nevada that resulted in higher plant levels and the amortization of PCS licenses, as well as slight changes in effective composite rate of depreciation at SWBell which caused 10% and 15% of the increase. The increase in depreciation and amortization for the first six months of 1998 was partially offset by reduced depreciation at PacBell related to analog switching equipment of $42.

Interest expense for 1997 includes $27 associated with the second quarter 1997 one-time charges, primarily interest on the merger-approval costs. Excluding these charges, interest expense increased $20 or 9.2% in the second quarter of 1998 and $45 or 10.6% in the first six months of 1998. These increases were due primarily to lower capitalization of interest during construction.

Equity in net income of affiliates increased $18, or 32.7% in the second quarter and $44, or 53.7% in the first six months of 1998. Approximately 80% of the second quarter and 85% of the year-to-date increase was due to SBC's May 1997 investment in Telkom SA Limited (Telkom) of South Africa. Also contributing to the increases were increased income from Telefonos de Mexico, S.A. de C.V. (Telmex) and lower losses resulting from reduced involvement in Tele-TV. These increases were partially offset by expenses in new international investments including long-distance in Switzerland, Israel and France.

Other income (expense) - net was a net expense of $39 for the second quarter of 1998 and $77 for the first six months of 1998. Other income for the second quarter of 1997 included $27 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Excluding these 1997 expenses, other income (expense) - net for the second quarter of 1998 was comparable to the second quarter of 1997. During the first six months of 1998, various offsetting transactions impacted other income and expense. SBC recognized other expense related to a write-down of an international investment and a video investment of $143, call premiums and unamortized discount on early redemption of debt at SWBell and PacBell and the market valuation adjustment on the SBC debt redeemable either in cash or Telmex L shares. These were offset by income related to a special dividend of $158 received in 1998 from a software affiliate and gains on sales of Telmex L shares. Other income for the first six months of 1997 included $27 in expenses mentioned above. The additional increase in net other expense primarily resulted from higher minority interest expenses and lower interest income.

Income taxes for the second quarter of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings. Income taxes for the first six months of 1997 also included taxes on the pension settlement gain discussed in Selling, general and administrative expense. The net effective tax rate on these items was lower as a result of non-deductible items included in the charge and valuation adjustments to certain deferred tax assets which may not be utilized due to restrictions associated with the merger. Excluding these items, income taxes for the second quarter and first six months of 1997 would have been $452 and $918. Income taxes for the same periods in 1998 were higher due primarily to higher income before income taxes.



SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts



OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview The telecommunications industry in the United States is in a period of dynamic change in response to regulatory and technological developments. Consolidation of companies is occurring both within the marketplace for local telephone service and across other telecommunications services, such as long distance, cellular, cable television and Internet and other data transmission services. Companies operating in some of these markets are also expanding into others, such as the provision of local service by long-distance companies.

The telecommunications industry is also changing internationally, as government-owned telephone monopolies are being privatized in many countries and competitive entrants are authorized. U.S.-controlled companies may acquire or form investment, joint venture or strategic relationships with these newly privatized companies or their new competitors involving any or all of the range of telecommunications services. Foreign-controlled companies may also acquire or form such relationships with U.S. companies.

SBC has participated in many of the types of transactions described above, both within the United States and internationally, and expects to continue to do so.

As a result of the industry changes described above, SBC faces not only some greater opportunities than in the past but also more challenges. Its business success will be affected by how well it anticipates industry changes and addresses the opportunities and challenges they present.

Interconnection Reciprocal compensation is billed to SBC by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecommunications Act of 1996, the state commissions only have authority to order reciprocal compensation for local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. The question of whether Internet communications should be classified as local or interstate traffic for reciprocal compensation purposes is the subject of a pending FCC proceeding and the FCC is expected to rule on this issue in the near future

State commissions in Texas, Missouri, and Oklahoma have issued orders finding that SBC is required to pay CLECs reciprocal compensation for the termination of Internet traffic to Information Service Providers (i.e. Internet Access Service Providers). In June 1998, a U.S. District Court in Texas affirmed the Texas Public Utility Commission's (TPUC) determination, and upheld payment of reciprocal compensation, holding that the TPUC had jurisdiction over the local portion of the traffic and the FCC over the Internet component.

Similar treatment of Internet traffic has been applied in Missouri and Oklahoma with respect to reciprocal compensation arrangements. In Missouri, the Missouri Public Service Commission has ordered that reciprocal compensation for Internet traffic should be paid at least until the FCC decides whether such traffic should be considered local or interstate for purpose of reciprocal compensation. SBC has sought review or reconsideration of all of these cases.

The issue of payment by PacBell to CLECs of reciprocal compensation for the termination of Internet traffic to Information Service Providers is also pending before the California Public Utilities Commission (CPUC).

SBC's subsidiaries have been recording amounts sought by the CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application SBC continues to seek entry into interLATA long-distance by requesting favorable recommendation from state commissions and approval from the FCC, and as necessary through the courts. In response to July 1998 initial reports, SBC has begun collaborative efforts with the CPUC, TPUC and competitors to provide additional evidence regarding SBC's checklist compliance efforts. Final votes by the TPUC and CPUC on whether to recommend SBC's applications to the FCC are expected by the end of 1998.

Universal Service In July 1998, the CPUC issued a rate rebalancing decision related to its 1996 order on universal service. The CPUC's decision will be implemented prospectively beginning September 1, 1998 and will reduce PacBell's non-basic local service, network access and long-distance rates by $305 annually to offset the approximately $305 annually that PacBell expects to receive from the California high cost fund based on CPUC estimates of the cost of providing universal service.

Beginning in February 1997, PacBell began collecting funds via customer surcharges and classifying revenues in anticipation of the CPUC's decision, utilizing a method similar to the July 1998 order. The CPUC has yet to decide on the refund mechanism for funds collected by PacBell from February 1997 through August 1998.

OTHER BUSINESS MATTERS

New Accounting  Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), that will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

 In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information"(FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application.

See Note 9 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Acquisitions and Dispositions During the third quarter of 1997, SBC reached agreement to sell its cable television properties in Montgomery County, Maryland and Arlington, Virginia, as well as its purchase option to invest in cable television operations in Chicago, Illinois. These transactions will be completed in the third quarter of 1998 and will not materially affect SBC's financial position or results of operations.

In April 1998, SBC reached an agreement to sell its interest in MTN, the South Africa national cellular company, to the remaining shareholders of MTN. SBC is required to sell its interest because MTN competes with Telkom in wireless services. The transaction is expected to close in the third quarter of 1998.

Mergers See Notes 4 and 5 of Notes to Consolidated Financial Statements for discussions of merger agreements with Ameritech Corporation and Southern New England Telecommunications Corporation.

Employees In May 1998, members of the Communications Workers of America (CWA) ratified the tentative labor agreements that were reached on April 7, 1998 between the Telephone Companies and the CWA. The new agreements cover approximately 75,000 employees of the Telephone Companies through April 1, 2001. Among other items, the agreements specify an 11% increase in wages over the life of the contracts.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams have been formed to address and resolve Year 2000 issues and processes have been developed to evaluate and manage the risks and costs associated with preparing its systems and applications for the new millennium.

SBC is using a four-step methodology for addressing the issue. The methodology includes inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by the number of systems addressed.

Inventory and assessment includes the identification of items (i.e., line-by-line review of software code, switch generics, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. These activities are nearly complete. This process involves reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with its 900 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back-up systems.

Hardware and software fixes are the activities that will be required to modify program code, upgrade computer software and upgrade or replace hardware. As of June 30, 1998, nearly half of the systems to be addressed by these activities were complete.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing began early in 1998 and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems would be determined and addressed during the testing phase.

Deployment is the installation of hardware and software components in a live environment. Nearly half of the systems deployment were completed as of June 30, 1998.

Total expenses for SBC's Year 2000 project have been estimated to be less than $250, with approximately $60 incurred through June 30, 1998.

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, as in 1997, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, SBC had $615 in cash and cash equivalents available at June 30, 1998. SBC has entered into agreements with several banks for lines of credit totaling $2,475, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of June 30, 1998. Commercial paper borrowings as of June 30, 1998 totaled $1,508.

SBC's investing activities are mainly related to construction and capital expenditures, primarily in the Telephone Companies and its wireless operations. 1997 investing activities also reflect the May 1997 investment in Telkom.

In February 1998, SBC called $630 of long-term debt for retirement, including $175 at PacBell and $425 at SWBell, and issued approximately $200 in debentures at PacBell due February 2008 and approximately $200 in debentures at SWBell due March 2048. Cash paid for dividends in the first six months of 1998 was $842, or 5.0% higher than the first six months of 1997.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first six months of 1998, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 9,490 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $36.625 to $43.25, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the reported market risks of financial instruments since the end of the most recent fiscal year.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule - June 30, 1998


(b)   Reports on Form 8-K

      On May 11, 1998, SBC filed a report on Form 8-K, reporting Item 5. Other Events, announcing a definitive agreement to merge an SBC subsidiary with Ameritech Corporation.

                                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




August 13, 1998                             /s/ Donald E. Kiernan
                                          -----------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer