Form 10-Q
period 1998-09-30
SBC COMMUNICATIONS INC
filed 1998-11-04
CIK 732717

FORM 10-Q


                                       United States
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 1998

                                             or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At October 30, 1998, 1,956,015,899 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-------------------------------------------------------------------------------------
                                         Three months ended      Nine months ended
                                            September 30,          September 30,
                                      -----------------------------------------------
                                           1998       1997       1998        1997
-------------------------------------------------------------------------------------
Operating Revenues
Local service:
  Landline                             $  2,612   $  2,442   $  7,658    $  7,092
  Wireless                                  856        789      2,476       2,237
Network access:
  Interstate                              1,094      1,019      3,310       2,928
  Intrastate                                468        463      1,392       1,408
Long-distance service                       577        541      1,662       1,612
Directory advertising                       447        503      1,328       1,345
Other                                       722        572      1,965       1,601
-------------------------------------------------------------------------------------
Total operating revenues                  6,776      6,329     19,791      18,223
-------------------------------------------------------------------------------------
Operating Expenses
Cost of services and products             2,403      2,364      7,039       6,760
Selling, general and administrative       1,432      1,407      4,198       5,538
Depreciation and amortization             1,151      1,086      3,396       3,800
-------------------------------------------------------------------------------------
Total operating expenses                  4,986      4,857     14,633      16,098
-------------------------------------------------------------------------------------
Operating Income                          1,790      1,472      5,158       2,125
-------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                           (222)      (240)      (693)       (693)
Equity in net income of affiliates           55         61        181         143
Other income (expense) - net                288        (25)       211        (109)
-------------------------------------------------------------------------------------
Total other income (expense)                121       (204)      (301)       (659)
-------------------------------------------------------------------------------------
Income Before Income Taxes                1,911      1,268      4,857       1,466
-------------------------------------------------------------------------------------
Income Taxes                                704        452      1,772         580
-------------------------------------------------------------------------------------
Net Income                             $  1,207   $    816   $  3,085    $    886
-------------------------------------------------------------------------------------
Earnings Per Common Share              $   0.66   $   0.45   $   1.68    $   0.48
-------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming
  Dilution                             $   0.65   $   0.44   $   1.66    $   0.48
-------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)        1,835      1,829      1,837       1,826
-------------------------------------------------------------------------------------
Dividends Declared Per Common Share    $  0.23375 $  0.22375 $  0.70125  $  0.67125
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                   --------------  -------------
                                                           1998            1997
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     779        $    398
Short-term cash investments                                  37             320
Accounts receivable - net of allowances for
  uncollectibles of $412 and $395                         4,895           5,015
Prepaid expenses                                            551             349
Deferred income taxes                                       504             622
Deferred charges                                            112              82
Other current assets                                        280             276
--------------------------------------------------------------------------------
Total current assets                                      7,158           7,062
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  67,919          65,286
  Less: Accumulated depreciation and amortization        39,999          37,947
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      27,920          27,339
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $905 and $1,002                         2,742           3,269
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,545           2,740
--------------------------------------------------------------------------------
Other Assets                                              2,164           1,722
--------------------------------------------------------------------------------
Total Assets                                          $  42,529        $ 42,132
--------------------------------------------------------------------------------
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   1,630        $  1,953
Accounts payable and accrued liabilities                  5,889           6,780
Accrued taxes                                             1,611           1,108
Dividends payable                                           429             411
--------------------------------------------------------------------------------
Total current liabilities                                 9,559          10,252
--------------------------------------------------------------------------------
Long-Term Debt                                           11,217          12,019
--------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     1,982           1,639
Postemployment benefit obligation                         4,864           4,929
Unamortized investment tax credits                          364             417
Other noncurrent liabilities                              2,012           1,984
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities   9,222           8,969
--------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                       1,867             934
Capital in excess of par value                            8,514           9,418
Retained earnings                                         2,947           1,146
Guaranteed obligations of employee stock
  ownership plans                                          (137)           (183)
Deferred compensation - LESOP                               (84)           (119)
Treasury shares (at cost)                                (1,023)           (730)
Accumulated other comprehensive income                     (553)           (574)
--------------------------------------------------------------------------------
Total shareowners' equity                                11,531           9,892
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  42,529        $ 42,132
--------------------------------------------------------------------------------

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
----------------------------------------------------------------------------
                                                       Nine months ended
                                                         September 30,
                                                    ------------------------
                                                        1998           1997
----------------------------------------------------------------------------
Operating Activities
Net income                                          $  3,085       $    886
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        3,396          3,800
  Undistributed earnings from investments in
    equity affiliates                                    (26)           (70)
  Provision for uncollectible accounts                   341            388
  Amortization of investment tax credits                 (53)           (58)
  Deferred income tax expense                            319           (391)
  Other - net                                         (1,421)           (25)
----------------------------------------------------------------------------
Total adjustments                                      2,556          3,644
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities              5,641          4,530
----------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                 (3,860)        (4,127)
Investments in affiliates                                (54)           (22)
Purchase of short-term investments                       (41)          (728)
Proceeds from short-term investments                     324            656
Dispositions                                             733            427
Acquisitions                                               -         (1,049)
----------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (2,898)        (4,843)
----------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                    (146)           668
Issuance of other short-term borrowings                    2            730
Repayment of other short-term borrowings                  (8)          (195)
Issuance of long-term debt                               394            953
Repayment of long-term debt                           (1,011)          (284)
Purchase of fractional shares                              -            (15)
Purchase of treasury shares                             (497)           (80)
Issuance of treasury shares                              176            144
Dividends paid                                        (1,272)        (1,210)
Other                                                      -             (7)
----------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities   (2,362)           704
----------------------------------------------------------------------------
Net increase in cash and cash equivalents                381            391
----------------------------------------------------------------------------
Cash and cash equivalents beginning of year              398            314
----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period             $    779       $    705
----------------------------------------------------------------------------
Cash paid during the nine months ended September 30 for:
   Interest                                         $    791       $    709
   Income taxes, net of refunds                     $  1,057       $    268

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
                                                                       Guaranteed
                                                   Capital            Obligations
                                                     in               of Employee                            Accumulated
                                                    Excess               Stock       Deferred                    Other
                                        Common      of Par   Retained   Ownership  Compensation   Treasury    Comprehensive
                                         Shares     Value    Earnings    Plans       - LESOP       Shares       Income
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   $934  $9,418    $1,146          $(183)     $(119)     $(730)       $(574)
Comprehensive income:
   Net income                                   -       -     3,085              -          -          -            -
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment    -       -         -              -         -          -           (61)
     Unrealized gain on available for sale
         securities, net of reclassification
         adjustment                             -       -         -              -          -          -           82
Dividends to shareowners                        -       -    (1,288)             -          -          -            -
Two-for-one stock split                       933    (933)        -              -          -          -            -
Reduction of debt associated with
   Employee Stock Ownership Plans               -       -         -             46         -           -            -
Cost of LESOP trust shares allocated
  to employee accounts                          -       -         -              -        35           -            -
Purchase of treasury shares                     -       -         -              -         -        (497)           -
Issuance of treasury shares                     -     (24)        -              -         -         204            -
Other                                           -      53         4              -         -           -            -
-----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                $1,867  $8,514    $2,947          $(137)     $ (84)   $(1,023)       $(553)
-----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA
At September 30, or for the nine months then ended:           1998              1997
                                                         -------------------------------
  Debt ratio............................................... 50.62%            58.88%
  Network access lines in service (000).................... 34,598            33,050
  Resold lines (000).......................................    714               328
  Access minutes of use (000,000)*.........................102,913            96,229
  Cellular customers (000).................................  5,982             5,228
  Number of employees......................................118,570           118,440

*Amounts have been restated.

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

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's largest subsidiaries are Southwestern Bell Telephone Company (SWBell), providing telecommunications services in Texas, Missouri, Oklahoma, Kansas and Arkansas, and Pacific Telesis Group (PAC), providing telecommunications services in California and Nevada. PAC's subsidiaries include Pacific Bell (PacBell, which also includes its subsidiary, Pacific Bell Information Services) and Nevada Bell. (SWBell, PacBell and Nevada Bell are collectively referred to as the Telephone Companies.) All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. COMPREHENSIVE INCOME Effective with the first quarter of 1998, SBC is reporting comprehensive income for the third quarter and nine months ended September 30, 1998 and 1997. The components of SBC's comprehensive income for each period presented include net income and the adjustments to shareowners' equity for foreign currency translation adjustment and net unrealized gains on securities.

   Following is SBC's comprehensive income:

   ----------------------------------------------------------------------------
                                       Three months ended   Nine months ended
                                         September 30,        September 30,
                                      -----------------------------------------
                                         1998       1997      1998      1997
   ----------------------------------------------------------------------------
   Net income                         $  1,207    $  816   $  3,085   $  886
   ----------------------------------------------------------------------------
   Other comprehensive income, net of tax:
   ----------------------------------------------------------------------------
     Foreign currency translation
       adjustment                          15          4       (61)       86
   ----------------------------------------------------------------------------
     Net unrealized gain on securities:
       Unrealized gain on available
         for sale securities               83          -        83         -
       Less: reclassification
         adjustment for gains included
         in net income                     (1)         -        (1)        -
   ----------------------------------------------------------------------------
      Net unrealized gain on securities    82          -        82         -
   -----------------------------------------------------------------------------
   Other comprehensive income              97          4        21        86
   ----------------------------------------------------------------------------
   Comprehensive income              $  1,304    $   820   $  3,106   $  972
   ----------------------------------------------------------------------------

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

4. MERGER AGREEMENT WITH AMERITECH CORPORATION As disclosed in the Form 8-K filed on May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for
   1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain regulatory approvals as well as approval by the shareowners of each company. Both SBC and Ameritech have special meetings of their respective shareowners scheduled for December 1998 for the purpose of voting on the proposed merger.

5. MERGER WITH SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION (SNET) On October 26, 1998, SBC and SNET completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares, or 6.5% of SBC's outstanding shares at December 31, 1997). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction will be accounted for as a pooling of interests and a tax-free reorganization. Effective with the merger, the financial statements for all periods will be restated to include the accounts of SNET.

   The following tables present summarized financial information for SNET that will be included in SBC's financial statements effective with the merger. This information does not include the effect of any conforming accounting changes, primarily related to pension and postemployment benefits:

   --------------------------------------------------------------------
                                                 September    December
                                                  30, 1998    31, 1997
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                                  $   491     $   455
   Noncurrent assets                                 2,351       2,316
   --------------------------------------------------------------------
   Total assets                                    $ 2,842     $ 2,771
   --------------------------------------------------------------------

   Current liabilities                             $   581     $   658
   Noncurrent liabilities                            1,477       1,516
   --------------------------------------------------------------------
   Total liabilities                               $ 2,058     $ 2,174
   --------------------------------------------------------------------

   --------------------------------------------------------------------
   Nine Months Ended September 30,                    1998        1997
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                              $ 1,606     $ 1,494
   Operating expenses                                1,274       1,200
   --------------------------------------------------------------------
   Operating income                                    332         294
   --------------------------------------------------------------------
   Other income (expense), net                         (70)        (62)
   --------------------------------------------------------------------
   Income before income taxes                      $   262     $   232
   --------------------------------------------------------------------

   Effective with the merger, SBC has begun a complete review of all operations, primarily those of SNET. Review teams are examining operational functions and evaluating all strategic initiatives. The teams will identify synergies between the companies, establish uniform system requirements and redirect strategic efforts. SBC cannot currently estimate the amount of future savings to be derived from this process or the amount of current and future costs associated with reorganizing functions and

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   reevaluating strategies that SBC will incur; however, significant changes in strategic initiatives or combinations of common functions could result in material charges to SBC's 1998 results of operations. SBC anticipates the review teams will complete the evaluation phase by the end of 1998.

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

   Transaction costs and one-time charges relating to the closing of the merger were $359 ($215 net of tax) including, among other items, the present value of amounts to be returned to California ratepayers as a condition of the merger and expenses for investment banker and professional fees. Of this total, $287 ($180 net of tax) is included in expenses in the first nine months of 1997. The amounts are to be returned to ratepayers over five years, from 1998 to 2002.

   Post-merger initiatives
   During the second quarter of 1997, SBC announced after-tax charges of $1.6 billion related to several strategic decisions resulting from the merger integration process that began with the April 1, 1997 closing of its merger with PAC, which included $165 ($101 after tax) of charges related to several regulatory rulings during the second quarter of 1997 and $281 ($176 after tax) for merger approval costs. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. The charges related to the strategic decisions totaled $2 billion ($1.3 billion after tax). At September 30, 1998 and December 31, 1997, remaining accruals for anticipated cash expenditures related to these decisions were approximately $253 and $432. Following is a discussion of the most significant of these charges.

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

   SBC recognized a charge of approximately $338 ($213 net of tax) during the second quarter of 1997 in connection with these initiatives. This charge was comprised mainly of postemployment benefits, primarily related to severance, and costs associated with closing down duplicate operations, primarily contract cancellations. Other charges arising out of the merger related to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. These charges totaled $16 ($10 net of tax) in the third quarter of 1997.

   Impairments/asset valuation As a result of SBC's merger integration plans, strategic review of domestic operations and organizational alignments, SBC reviewed the carrying values of related long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

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

7.  PACIFIC TELESIS GROUP FINANCIAL INFORMATION

   The following tables present summarized financial information for PAC:

   --------------------------------------------------------------------
                                             September 30, December 31,
                                                     1998        1997
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                                 $ 2,990     $ 2,835
   Noncurrent assets                               15,245      14,041
   Current liabilities                              4,572       4,513
   Noncurrent liabilities                          10,983      10,305
   --------------------------------------------------------------------

   --------------------------------------------------------------------
   Nine Months Ended September 30,                   1998        1997
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                             $ 8,433     $  7,463
   Operating income (loss)                          2,019        (326)
   Income (loss) before cumulative effect of
     accounting changes                               984        (545)
   Net income (loss)                                  984        (223)
   --------------------------------------------------------------------

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

8.  EARNINGS PER SHARE

   A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the third quarter and nine months ended September 30, 1998 and 1997 are shown in the table below.

   -------------------------------------------------------------------------------
                                         Three months ended     Nine months ended
                                             September 30,         September 30,
                                       -------------------------------------------
                                             1998       1997      1998       1997
   -------------------------------------------------------------------------------
        Numerators
        Numerator for basic earnings
         per share:
          Net income                      $ 1,207    $   816   $ 3,085    $   886
   -------------------------------------------------------------------------------
        Dilutive potential common
         shares:
          Other stock-based compensation        1          1         3          2
   -------------------------------------------------------------------------------
          Numerator for diluted
            earnings per share            $ 1,208    $   817   $ 3,088    $   888
   -------------------------------------------------------------------------------
        Denominators
        Denominator for basic earnings per share:
          Weighted average number of
           common shares
           outstanding (000)            1,834,556  1,828,520 1,837,269  1,826,338
   -------------------------------------------------------------------------------
   Dilutive potential common shares (000):
     Stock options                         18,955     11,224    19,525     10,107
     Other stock-based compensation         5,638      4,456     5,483      4,157
   -------------------------------------------------------------------------------
       Denominator for diluted
        earnings per share              1,859,149  1,844,200 1,862,277  1,840,602
   -------------------------------------------------------------------------------
   Basic earnings per share                $ 0.66     $ 0.45    $ 1.68     $ 0.48
   -------------------------------------------------------------------------------
   Diluted earnings per share              $ 0.65     $ 0.44    $ 1.66     $ 0.48
   -------------------------------------------------------------------------------

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

   SBC did not elect to early adopt the provisions of the SOP. Management continues to evaluate the impact of the change in accounting required by the SOP and anticipates that it will be less than $200. With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SBC's current method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period

10.INVESTMENT  IN  TELEWEST  COMMUNICATIONS  PLC SBC owns  approximately  10% of
   Telewest Communications plc (Telewest), the largest cable television operator in the United Kingdom. Due to restrictions existing on the sale of SBC's interest in Telewest, SBC accounted for its investment using the cost method of accounting. During the third quarter of 1998, as a result of Telewest's merger with General Cable, Telewest entered into a new agreement with its key shareholders, including SBC, which lifted those restrictions. SBC is now required to account for its

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts


   investment  in  Telewest  as  available   for sale  securities   pursuant  to
   Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). Under FAS 115, available for sale securities are measured at fair value in the statement of financial position and unrealized holding gains and losses are excluded from earnings and reported as a net amount in a separate component of shareowners' equity until realized. At September 30, 1998 the fair value of SBC's investment in Telewest was $463. SBC has entered into an agreement to sell approximately 85% of its Telewest investment. The transaction is expected to close in the fourth quarter.

11.DISPOSITION OF MTN During the third quarter of 1998, SBC sold its interest in MTN, a South African national cellular company, to the remaining shareholders of MTN for $337. The sale fulfilled SBC's obligation to divest MTN as part of the acquisition of Telkom SA Limited. The effect on other income (expense) - net and net income from the sale of MTN was $250 and $162.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the third quarter and first nine months of 1998 and 1997 are summarized as follows:

-----------------------------------------------------------------------------------
                            Third Quarter                 Nine-Month Period
                     -----------------------------  -------------------------------
                                           Percent                         Percent
                         1998     1997     Change       1998       1997    Change
-----------------------------------------------------------------------------------
Operating revenues   $  6,776 $  6,329       7.1%   $ 19,791   $ 18,223      8.6%
Operating expenses   $  4,986 $  4,857       2.7%   $ 14,633   $ 16,098     (9.1)%
Net income           $  1,207 $    816      47.9%   $  3,085   $    886       -
===================================================================================

SBC reported net income for the third quarter of 1998 of $1,207, or $.65 per share assuming dilution, and $3,085, or $1.66 per share assuming dilution, for the first nine months of 1998. SBC's results for the third quarter and first nine months of 1998 included after-tax gains of $219, or $.12 per share, for gains on sales of certain non-core businesses, principally the required disposition of SBC's MTN investment in South Africa (MTN). SBC's first nine months of 1997 net income of $886, or $.48 per share, include after-tax charges of $1.6 billion related to strategic initiatives resulting from the merger integration process with Pacific Telesis Group (PAC) and the impact of several second quarter 1997 regulatory rulings. The first nine months of 1997 also include the first quarter 1997 settlement gain at PAC associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding the 1998 gains, SBC reported net income of $988, or $.53 per share assuming dilution, and $2,866, or $1.54 per share assuming dilution, for the third quarter and first nine months of 1998. Excluding the 1997 items, SBC reported net income of $826, or $.45 per share assuming dilution, and $2,401, or $1.31 per share assuming dilution, for the third quarter and first nine months of 1997.

Excluding the 1998 gains and 1997 items, SBC's net income for the third quarter of 1998 increased by $162, or 19.6%, and increased by $465, or 19.4%, for the first nine months of 1998. The primary factors contributing to this increase were growth in demand for services and products at Southwestern Bell Telephone Company (SWBell), Pacific Bell (PacBell, which also includes its subsidiary, Pacific Bell Information Services) and Nevada Bell (collectively referred to as the Telephone Companies), increased contribution from Southwestern Bell Mobile Systems (Mobile Systems) and reduced dilution from Personal Communications
Services (PCS) operations at Pacific Bell Mobile Services (PBMS). These increases were partially offset by higher merger related costs.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Revenues SBC's operating revenues for the first nine months of 1997 reflect reductions of $188 related primarily to the impact of several regulatory rulings during the second quarter of 1997. Excluding these items, SBC's operating revenues increased $1,380, or 7.5%, for the first nine months of 1998. Components of operating revenues for the third quarter and first nine months of 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
                          Third Quarter                 Nine-Month Period
                   ----------------------------- -------------------------------
                                         Percent                        Percent
                       1998      1997     Change      1998     1997      Change
--------------------------------------------------------------------------------
Local service:
   Landline        $  2,612  $  2,442       7.0%  $  7,658 $  7,092        8.0%
   Wireless             856       789       8.5      2,476    2,237       10.7
Network access:
   Interstate         1,094     1,019       7.4      3,310    2,928       13.0
   Intrastate           468       463       1.1      1,392    1,408       (1.1)
Long-distance service   577       541       6.7      1,662    1,612        3.1
Directory advertising   447       503     (11.1)     1,328    1,345       (1.3)
Other                   722       572      26.2      1,965    1,601       22.7
-----------------------------------------       --------------------
     Total         $  6,776  $  6,329       7.1%  $ 19,791 $ 18,223       8.6%
================================================================================

      Local service Landline local service revenues increased in the third quarter and first nine months of 1998 due primarily to increases in demand which total approximately $172 and $486 for the third quarter and first nine months of 1998, including increases in access lines, vertical services and data revenues. The number of access lines increased by 4.7% since September 30, 1997, of which 48% was due to growth in California and 35% was due to growth in Texas. Approximately 36% of SBC's access line growth was due to sales of additional access lines to existing residential customers. Vertical services revenues, which include custom calling services, call control options, Caller ID and other services, increased by more than 19% and totaled approximately $1.1 billion for the first nine months of 1998. Additionally, Federal payphone deregulation implemented in April 1997 caused local service to increase by approximately $96 for the first nine months of 1998. Local service decreased by approximately $14 for the third quarter as a result of an adjustment related to Federal payphone deregulation. Federal payphone deregulation also resulted in decreases in long-distance service of approximately $9 for the first nine months of 1998, interstate network access of approximately $19 for the first nine months of 1998 and other operating revenues of approximately $7 for the first nine months of 1998. Partially offsetting the increases in local service revenues were decreases in local service revenues of $13 and $58 in the third quarter and first nine months of 1998 due to cellular interconnection rate reductions in the third quarter of 1997.

      Wireless local service revenues increased $67, or 8.5% in the third quarter and $239, or 10.7% in the first nine months of 1998 due primarily to growth in the number of customers of 14.4%. These increases were partially offset by declines in average revenue per customer for Mobile Systems. Substantially all of the third quarter and approximately 80% of the year-to-date increase in wireless local service revenues was due to the expansion of PCS operations in California, Nevada and Oklahoma. At September 30, 1998, SBC had 5,234,000 traditional cellular customers, 78,000 resale customers and 670,000 PCS customers.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Network access The increase in interstate network access revenues for the first nine months of 1998 reflects June 1997 one-time charges of $187. These one-time charges included billing claim settlements related to the effect of the Percentage Interstate Usage (PIU) factor in California and several Federal regulatory issues including end-user charges, recovery of certain employee-related expenses and the retroactive effect of the productivity factor adjustment in the Federal price cap filing. While the 1997 change in the PIU factor, which is used to allocate network access revenues between interstate and intrastate jurisdictions, also had the effect of increasing intrastate network access usage, it resulted in a slight decline in total network access revenues due to rate differences between the two jurisdictions.

      Without these impacts, interstate access revenues increased $75 in the third quarter and $195 in the first nine months of 1998 due largely to increases in demand for access services by interexchange carriers, including special access, and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $90 and $281 for the third quarter and first nine months of 1998. Also contributing to the increase was the absence of the 1997 revenue offset required for net payments for long-term support, which were designed to subsidize universal service, totaling approximately $25 and $71 for the third quarter and first nine months of 1998. This change is discussed further in Operations and support below. Partially offsetting these increases were the effects of annual rate reductions related to the Federal productivity factor adjustment, as discussed in SBC's 1997 Annual Report to Shareowners, totaling approximately $37 and $144 for the third quarter and first nine months of 1998 and payphone deregulation of approximately $19 for the first nine months of 1998 referred to above in Local service.

      Intrastate network access revenues decreased in the first nine months of 1998 due to the PIU settlements totaling approximately $32 described above. Excluding this impact, intrastate network access revenues increased by $5 and $16 in the third quarter and first nine months of 1998 due largely to increases in demand totaling approximately $11 and $36 for the third quarter and first nine months of 1998, including usage by alternative intraLATA toll carriers. These increases were partially offset by 1997 state regulatory rate orders and implementation of the February 1997 California high cost fund collectively totaling $4 and $14 for the third quarter and first nine months of 1998.

      Long-distance service revenues increased in the third quarter and first nine months of 1998 due to growth in wireless long-distance revenues of approximately $21 and $56 for the third quarter and first nine months of 1998 and increased toll messages and demand at PacBell totaling approximately $6 and $29 for the third quarter and first nine months of 1998, resulting from the growing California economy. These increases were partially offset by the effect of price competition from alternative intraLATA toll carriers of approximately $5 and $26 for the third quarter and first nine months of 1998 at SWBell, Federal payphone deregulation of approximately $9 for the first nine months of 1998 (referred to in Local service) and the introduction and deployment of extended area local service plans at SWBell of approximately $2 and $8 for the third quarter and first nine months of 1998. Extended area plans also have the effect of increasing local service revenue; the amount of increase is somewhat greater than the reduction in long-distance revenue.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Directory advertising revenues decreased $56, or 11.1% in the third quarter and $17, or 1.3% in the first nine months of 1998. These net decreases were due primarily to a net $76 effect of directory rescheduling from the third quarter into the fourth quarter partially offset by 1998 extensions. The year-to-date variance was also affected by a $41 increase in directory advertising revenues at Pacific Bell Directory in 1998.

      Other operating revenues for 1997 reflect June 1997 one-time charges of $17 due to the impact of several regulatory rulings. Excluding these impacts on the first nine months of 1997, other operating revenues increased $150, or 26.2% in the third quarter and $347, or 21.4% in the first nine months of 1998. Other operating revenues increased approximately $49 and $119 in the third quarter and first nine months of 1998 due to increased demand for the Telephone Companies' nonregulated services and products. Also contributing to the increase in other operating revenues were increased PCS wireless equipment sales and other equipment sales at PacBell and SWBell of approximately $24 and $96 in the third quarter and first nine months of 1998 and increased revenues from other business initiatives of approximately $34 and $82, primarily voice messaging services and Internet services. These increases were slightly offset by payphone deregulation of approximately $7 in the third quarter and first nine months of 1998 referred to in Local service.

Operating Expenses Components of operating expenses for the third quarter and first nine months of 1998 and 1997 are as follows:

--------------------------------------------------------------------------------
                                 Third Quarter            Nine-Month Period
                            ------------------------- --------------------------
                                              Percent                  Percent
                                1998    1997  Change    1998     1997   Change
-------------------------------------------------------------------------------
Operations and support       $ 3,835 $ 3,771   1.7%  $ 11,237  $ 12,298  (8.6)%
Depreciation and amortization  1,151   1,086   6.0      3,396     3,800 (10.6)
---------------------------------------------        ------------------
  Total                      $ 4,986 $ 4,857   2.7%  $ 14,633  $ 16,098  (9.1)%
===============================================================================

SBC manages its financial and business operations excluding special one-time or unusual charges and refers to these adjusted results as normalized operations. As discussed in Note 6 of Notes to Consolidated Financial Statements, SBC's operating expenses in the third quarter and first nine months of 1997 reflect $16 and $2,221 of adjustments for charges related to SBC's strategic initiatives, a comprehensive review of operations of the merged company and the impact of several regulatory rulings and ongoing merger integration costs. In addition, the first nine months of 1997 include a first quarter settlement gain of $152 associated with lump-sum pension payments that exceeded the projected service and interest costs for 1996 retirements. Excluding these 1997 adjustments, SBC's normalized operating expenses increased $145, or 3.0%, for the third quarter and $604, or 4.3%, for the first nine months of 1998.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

   Operations   and  support   Components   of  operations     and  support  and
   normalizing adjustments for the third quarter and first nine months of 1998 and 1997 are as follows:

----------------------------------------------------------------------------------
                                    Third Quarter           Nine-Month Period
                               ------------------------ --------------------------
                                                 Percent                    Percent
                                   1998    1997   Change    1998      1997   Change
----------------------------------------------------------------------------------
Cost of services and products  $  2,403 $ 2,364   1.6%  $  7,039  $  6,760    4.1%
Selling, general and
  administrative                  1,432   1,407   1.8      4,198     5,538  (24.2)
-----------------------------------------------         ------------------
  Total operations and support    3,835   3,771   1.7     11,237    12,298   (8.6)
Adjustments                        -        (16)   -         -      (1,477)    -
------------------------------------------------        ------------------
  Normalized operations and
   support                     $  3,835 $ 3,755   2.1%  $ 11,237  $ 10,821    3.8%
==================================================================================

      Operations and support consists of all operating expenses except depreciation and amortization. Operations and support expenses for the third quarter and first nine months of 1997 reflect $16 and $1,629 of the adjustments referred to above partially offset by the $152 settlement gain described above.

      Excluding these adjustments, normalized operations and support increased $80, or 2.1% in the third quarter of 1998 and $416, or 3.8%, in the first nine months of 1998. The relatively low level of expense increase has resulted from merger initiatives that have already been implemented with many of these expense decreases occurring at PacBell. One of the primary factors for the nine month increase was higher levels of expenses associated with PCS operations totaling $176 for the first nine months of 1998, which were partially offset by a decrease of $34 for the first nine months of 1998 related to declines in customer acquisition costs for cellular operations. Customer acquisition costs for wireless operations as a whole declined approximately $25 for the third quarter of 1998. Other significant factors include increases in merger implementation costs of approximately $74 and $159 for the third quarter and first nine months of 1998, increased costs associated with reciprocal compensation for the termination of Internet traffic of approximately $43 and $109 for the third quarter and first nine months of 1998 and increases in universal service fund (USF) charges of approximately $43 and $127 for the third quarter and first nine months of 1998 that were previously reported as an offset against network access revenues. The current USF system assesses charges, recorded as expense, and any amounts to be received separately. Previously, a net payment or receipt for long-term support would be recorded as an offset to (or increase in) revenue.

      1997 pension settlement gains relating to 1997 retirees totaling approximately $33 and $96 for the third quarter and first nine months of 1997 contributed to the increase when compared to 1998. In addition, wages and salaries increased approximately $16 and $43 for the third quarter and first nine months of 1998 and materials increased approximately $20 and $54 for the third quarter and first nine months of 1998. These increases were partially offset by reductions in use of contract labor of approximately $81 and $203 for the third quarter and first nine months of 1998 and net reductions to benefits, research and development costs totaling approximately $34 and $119 for the third quarter and first nine months of 1998. Although costs incurred for local number portability (LNP) were comparable for the first nine months of each year, LNP costs for the third quarter were approximately $19 lower than 1997.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Depreciation   and   amortization   Summarization   of  depreciation   and
      amortization expense and normalizing adjustments for the third quarter and first nine months of 1998 and 1997 is as follows:

-----------------------------------------------------------------------------------
                                   Third Quarter            Nine-Month Period
                              ------------------------- ---------------------------
                                                Percent                   Percent
                                 1998     1997  Change     1998     1997   Change
-----------------------------------------------------------------------------------
Depreciation and amortization $ 1,151  $ 1,086    6.0%  $  3,396  $  3,800  (10.6)%
Adjustments                       -       -         -         -       (592)    -
-----------------------------------------------         ------------------
  Normalized depreciation
  and amortization            $  1,151 $ 1,086    6.0%  $  3,396  $  3,208    5.9%
===================================================================================

      Depreciation and amortization for the third quarter of 1998 increased $65, or 6%, due to overall higher plant levels at the Telephone Companies and Mobile Systems. Depreciation and amortization for the first nine months of 1997 reflects charges totaling $592 to record impairment of plant and intangibles (see Note 6 of Notes to Consolidated Financial Statements). Excluding these adjustments, depreciation and amortization increased $188, or 5.9% in the first nine months of 1998. The increase was due to increased depreciation expense of $166 resulting from overall higher plant levels at the Telephone Companies and Mobile Systems. Also contributing to the year-to-date increase was the launch of PCS services in California and Nevada that resulted in higher plant levels and the amortization of PCS licenses and slight changes in effective composite rate of depreciation at SWBell, which totaled $66. The increase in depreciation and amortization for the first nine months of 1998 was partially offset by reduced depreciation at PacBell related to analog switching equipment of $42.

Interest expense for 1997 includes $27 associated with the second quarter 1997 one-time charges, primarily interest on the merger-approval costs. Excluding these charges, interest expense increased $27 or 4.1% in the first nine months of 1998. This increase was due primarily to lower capitalization of interest during construction partially offset by reduced interest expense resulting from lower debt levels. The lower debt levels also contributed to the interest expense decrease of $18 in the third quarter of 1998.

Equity in net income of affiliates decreased $6, or 9.8% in the third quarter of 1998 due primarily to expenses in long-distance and wireless activities by SBC's investments in Switzerland. Equity in net income of affiliates increased $38, or 26.6% in the first nine months of 1998 due to increased equity in net income of $59 from SBC's May 1997 investment in Telkom SA Limited (Telkom) of South Africa and SBC's investment in Telefonos de Mexico, S.A. de C.V. (Telmex). Also contributing to the increase were lower losses resulting from reduced involvement in Tele-TV. These increases were partially offset by expenses of $29 in international investments including Switzerland as discussed above and long-distance in France and Israel.

Other income (expense) - net for the third quarter and first nine months of 1998 included $358 for gains on sales of certain non-core businesses, principally the required disposition of SBC's MTN investment in South Africa. Expenses for the first nine months of 1997 included $27 in expenses related to SBC's strategic initiatives, primarily writeoffs of nonoperating plant. Excluding these 1998 gains and 1997 expenses, other income (expense) - net for the third quarter of 1998 and 1997 was a net expense of $70 and $25, and for the first nine months of 1998 and 1997 was a net expense of $147 and $82. During the first nine months of 1998, various offsetting transactions impacted other income and expense. SBC

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

recognized other expense related to an impairment of an international investment and a video investment of $143, call premiums and unamortized discount on early redemption of debt at SWBell and PacBell. These were offset by income related to a special dividend of $158 received in 1998 from a software affiliate and gains on sales of Telmex L shares. The additional increase in net other expense resulted primarily from higher minority interest expenses and lower interest income.

Income taxes for the third quarter of 1997 reflect the tax effect of charges for strategic initiatives resulting from SBC's comprehensive review of operations of the merged company and the impact of several regulatory rulings. Income taxes for the first nine months of 1997 also included taxes on the pension settlement gain discussed in Operations and support. The net effective tax rate on these items was lower as a result of non-deductible items included in the charge and valuation adjustments to certain deferred tax assets which may not be utilized due to restrictions associated with the merger. Income taxes for the third quarter and first nine months of 1998 include amounts related to the sale of certain non-core businesses discussed in other income. Excluding these items, income taxes for the third quarter of 1998 and 1997 would have been $565 and $458 and for the first nine months of 1998 and 1997 would have been $1,633 and $1,376. Income taxes for 1998 were higher due primarily to higher income before income taxes.

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

California Regulation In October 1998, the California Public Utilities Commission (CPUC) issued a final decision modifying the current regulatory framework for PacBell effective January 1, 1999. The decision adopted PacBell's proposal that the current cap on basic residential rates be continued for three more years, through 2001, with the CPUC itself having the ability to adjust basic telephone rates. The

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

final decision also suspended earnings sharing, rate of return reviews and the use of earnings caps and floors until the next review in 2001. The decision also adopted PacBell's proposal to eliminate depreciation reviews and granted PacBell the freedom to set its own depreciation rates and methodology. It also continued the suspension of the productivity factor adjustment. In addition, the CPUC decision eliminated most future exogenous cost adjustments, including the recovery of future costs related to a 1993 accounting change for postretirement benefits other than pensions. Management currently estimates the items embodied within the new regulatory framework will have the net effect of reducing revenue by approximately $100 in 1999.

Telecommunications Act of 1996 In July 1997, SBC brought suit in the United States District Court for the Northern District of Texas (U.S. District Court), seeking a declaration that parts of the Telecommunications Act of 1996 (Telecom
Act) are unconstitutional on the grounds that they improperly discriminate against the Telephone Companies by imposing restrictions that prohibit the Telephone Companies by name from offering interLATA long-distance and other services that other Local Exchange Carriers (LECs) are free to provide. The suit challenged only those portions of the Telecom Act that exclude the Telephone Companies from competing in certain lines of business. On December 31, 1997, the U.S. District Court ruled in favor of SBC and declared certain sections of the Telecom Act unconstitutional, thereby allowing SBC to enter interLATA long-distance in the Telephone Companies' operating areas. On September 4, 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act are constitutional. In October 1998, SBC asked the United States Supreme Court (Supreme Court) to hear an appeal of the 5th Circuit decision. The Supreme Court has not yet determined if it will hear this appeal. If it decides to accept the case, a decision would likely not occur until 1999.

Interconnection Reciprocal compensation is billed to SBC by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecom Act the state commissions only have authority to order reciprocal compensation for intrastate or local traffic, while only the Federal Communications Commission (FCC) has authority over interstate and interexchange traffic, which is where SBC believes most Internet traffic terminates. Several state commissions, including the CPUC in an October 1998 order, have taken the position that Internet communications is intrastate or local traffic and ordered SBC to pay reciprocal compensation to certain CLECs. The question whether Internet communications should be classified as local/intrastate or interstate traffic for reciprocal compensation purposes is the subject of a pending FCC proceeding and the FCC is expected to rule on this issue in the near future. SBC's subsidiaries have been recording amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers as they have been billed.

Long-distance Application SBC continues to seek entry into interLATA long-distance by requesting favorable recommendation from state commissions and approval from the FCC, and as necessary through the courts. In September and October 1998, respectively, the Texas Public Utility Commission (TPUC) and the CPUC staff released status reports on SBC's checklist compliance efforts. The TPUC reported that SBC has met over half of the FCC's 14-point checklist items required for entry into in-region interLATA long-distance and has scheduled additional collaborative sessions to settle the remaining recommendations. The CPUC staff also concluded that SBC has not met all items of the FCC's 14-point checklist and made a series of recommendations as to how SBC can meet the remaining items. SBC is working with the CPUC to address these remaining items. Proposed decisions and votes by both the

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

TPUC and the CPUC on whether to recommend SBC's applications to the FCC are expected in either late 1998 or early 1999.

OTHER BUSINESS MATTERS

New Accounting  Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of its application. SBC will adopt FAS 131 in the fourth quarter of 1998.

See Note 9 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Acquisitions and Dispositions During the third quarter of 1998, SBC sold its interest in MTN, a South African national cellular company, to the remaining shareholders of MTN. See Note 11 of Notes to Consolidated Financial Statements. SBC also sold SBC Media Ventures (Media Ventures), its cable television properties in Montgomery County, Maryland and Arlington, Virginia and shares in a software affiliate.

Mergers See Notes 4 and 5 of Notes to Consolidated Financial Statements for discussions of the merger agreement with Ameritech Corporation and the merger with Southern New England Telecommunications Corporation.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are underway to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

Inventory and assessment is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to get them ready. The inventory and assessment phase has been completed. This process involved reviewing over 300 million lines of software code, 1,100 central office switches, 6,800 company buildings, conducting an inventory and assessment of 100,000 personal computers, and coordinating with 1,200 suppliers of 12,000 products to obtain adequate assurance they will be compliant with the Year 2000 or determine and address any appropriate contingency plans or back-up systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of September 30, 1998, more than half of the hardware and software fixes were accomplished.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998, is approximately one-third complete, and will continue through 1999 to allow for thorough testing before the Year 2000. Any need for contingency plans or back-up systems are being determined and addressed during the testing phase.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Nearly half of the deployment phase was completed as of September 30, 1998.

SBC expects to spend less than $250 million on the entire project, with approximately $89 million spent through September 30, 1998. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily involve estimates and projections, as describe above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, as in 1997, SBC's primary source of funds continued to be cash provided by operating activities. Additionally, SBC had $779 in cash and cash equivalents available at September 30, 1998. SBC has entered into agreements with several banks for lines of credit totaling $2,475, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of September 30, 1998. Commercial paper borrowings as of September 30, 1998 totaled $1,121.

SBC's investing activities during the first nine months of 1998 consist of $3,860 in construction and capital expenditures, primarily in the Telephone Companies and its wireless operations. SBC expects capital expenditures to approach $5,800 in 1998. Investing activities during the first nine months of 1998 also include asset dispositions of $733, principally the required disposition of MTN due to SBC's investment in Telkom and the sale of Media Ventures. In addition, 1997 investing activities primarily reflect the May 1997 investment in Telkom and an additional investment in French operations.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OPERATING ENVIRONMENT AND TRENDS OF THE BUSINESS - Continued

In February 1998, SBC called $630 of long-term debt for retirement, including $175 at PacBell and $425 at SWBell, and issued approximately $200 in debentures at PacBell due February 2008 and approximately $200 in debentures at SWBell due March 2048. In September 1998, SBC called $175 of long-term debt for retirement, all at SWBell. Cash paid for dividends in the first nine months of 1998 was $1,272, or 5.1% higher than the first nine months of 1997.

On October 29, 1998, PacBell issued an offer to repurchase up to $925 in debentures. SBC at this time is unable to predict the amount of debt that will be redeemed by this offer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the reported market risks of financial instruments since the end of the most recent fiscal year.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 1998, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 3,965 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $39.625 to $41.75, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.


(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the third quarter ended September 30, 1998.

                                         SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




November 4, 1998                          /s/ Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer