Form 10-K
period 1998-12-31
SBC COMMUNICATIONS INC
filed 1999-03-12
CIK 732717

FORM 10-K

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended December 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (    )

Based on composite closing sales price of $52 7/8 per share on February 26, 1999, the aggregate market value of all voting and non-voting stock held by non-affiliates was $103,706,200,000.

As  of  February  26,  1999,   1,962,346,336   shares  of  Common  Stock  were
outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of SBC Communications Inc.'s Annual Report to Shareowners for the fiscal year ended December 31, 1998 (Parts I and II).

(2) Portions of SBC Communications Inc.'s Notice of 1999 Annual Meeting and Proxy Statement dated March 12, 1999 (Parts III and IV).

                                  SCHEDULE A

          Securities Registered Pursuant To Section 12(b) Of The Act:


                                                         Name of each exchange
Title of each class                                        on which registered

Common Shares (Par Value $1.00 Per Share)                New York, Chicago and
                                                       Pacific Stock Exchanges

7.75 % Exchangeable Notes,                             New York Stock Exchange
Due March 15, 2001

7.56% Pacific Telesis Group                            New York Stock Exchange
Corporation-obligated mandatorily
redeemable preferred securities of
subsidiary trusts

8.50% Pacific Telesis Group                            New York Stock Exchange
Corporation-obligated mandatorily
redeemable preferred securities of
subsidiary trusts


                               TABLE OF CONTENTS




Item                                                                  Page
-----                                                                 ----
                                  PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................    18
 3.  Legal Proceedings..............................................    18
 4.  Submission of Matters to a Vote of Security Holders............    18


  Executive Officers of the Registrant..............................    19


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................    20
 6.  Selected Financial and Operating Data..........................    20
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................    20
 7A. Quantitative and Qualitative Disclosures about Market Risk.....    20
 8.  Financial Statements and Supplementary Data....................    20
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    20


                                   PART III

10.  Directors and Executive Officers of the Registrant.............    21
11.  Executive Compensation.........................................    21
12.  Security Ownership of Certain Beneficial Owners and Management.    21
13.  Certain Relationships and Related Transactions.................    21


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   22


                                    PART I
ITEM 1. BUSINESS

                                   GENERAL

SBC Communications Inc. (SBC) is a holding company whose subsidiaries and affiliates operate predominantly in the communications services industry. SBC's subsidiaries and affiliates provide wireline and wireless telecommunications services and equipment, directory advertising, publishing and cable television services. SBC's principal Wireline subsidiaries are Southwestern Bell Telephone Company (SWBell), providing telecommunications services over approximately 16 million access lines in Texas, Missouri, Oklahoma, Kansas and Arkansas (five-state area), and Pacific Bell (PacBell), providing telecommunications services over approximately 18 million access lines in California. SBC also provides telecommunications services through The Southern New England Telephone Company (SNETel) subsidiary over approximately 2 million access lines in Connecticut, and over approximately 300,000 access lines in Nevada through its Nevada Bell subsidiary. (SWBell, PacBell, SNETel and Nevada Bell are collectively referred to as the Telephone Companies.) The Telephone Companies provide local exchange services within authorized regions (in-region) and are subject to regulation by each state in which they
operate and by the Federal Communications Commission (FCC).   SBC was
incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105).

SBC was formed as one of the original seven regional holding companies (RHCs) created to hold AT&T Corp.'s (AT&T) local telephone companies. AT&T divested SBC by means of a spin-off of stock to its shareowners on January 1, 1984 (divestiture) resulting in SBC becoming a separate publicly traded company. The divestiture was made pursuant to a consent decree, referred to as the Modification of Final Judgment (MFJ), issued by the United States District Court for the District of Columbia (District Court).

On February 8, 1996, the Federal Government enacted the Telecommunications Act of 1996 (Telecom Act), a major, wide-ranging amendment to the Communications Act of 1934.

By its specific terms, the Telecom Act supersedes the jurisdiction of the District Court with regard to activities occurring after the date of enactment. The FCC is given authority for all post-enactment conduct, with the District Court retaining jurisdiction of pre-enactment conduct for a five-year period. As a result of these provisions, on April 11, 1996 the District Court issued its Opinion and Order terminating the MFJ and dismissing all pending motions as moot, thereby effectively ending 13 years regulation of RHCs under the MFJ.

In December 1997, the United States District Court for the Northern District of Texas ruled that parts of the Telecom Act were unconstitutional on the grounds that they improperly discriminate against certain subsidiaries of SBC by imposing restrictions that prohibit certain of the Telephone Companies by name from offering interLATA long distance and other services that other Local Exchange Carriers are free to provide. In September 1998, the United States Court of Appeals for the Fifth Circuit (5th Circuit) reversed this decision and ruled that the challenged provisions of the Telecom Act were constitutional. In January 1999, the United States Supreme Court declined to hear an appeal of the 5th Circuit's decision.

Additional information relating to the Telecom Act is contained in the 1998 SBC Annual Report to Shareowners under the heading "Operating Environment and Trends of the Business" beginning on page 11, and is incorporated herein by reference pursuant to General Instruction G(2).

Business Combinations

Ameritech Corporation

On May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for
1.316 shares of SBC common stock (equivalent to approximately 1,450 million shares). After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors and shareowners of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain regulatory approvals including the FCC and state commissions in Ohio and Illinois. If approvals are granted, the transaction is expected to close in 1999. Additional information on this matter is contained in Note 3 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Pacific Telesis Group

On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization. Additional information on this matter is contained in Note 2 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Southern New England Telecommunications Corporation

On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization. Additional information on this matter is contained in Note 2 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Post-merger initiatives

Several strategic decisions resulted from the PAC and SNET merger integration processes. The decisions resulted from an extensive review of operations throughout the merged company and include significant integration of operations and consolidation of some administrative and support functions. Additional information on this matter is contained in Note 2 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Reorganization

SBC is centralizing several key functions that will support the operations of the Telephone Companies, including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. The Telephone Companies will continue as separate legal entities. These initiatives continue to result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities and in some cases assuming positions in other locations.

SBC recognized charges during 1998 and 1997 in connection with the SNET and PAC merger initiatives. Charges arising out of the merger relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred. Additional information on these matters is contained in Note 2 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

                             BUSINESS OPERATIONS

SBC is among the largest telecommunications companies in the United States, with approximately 37 million access lines and approximately 6.9 million wireless customers in the United States. SBC serves the nation's two most populous states, California and Texas. SBC service areas includes 8 of the nation's 10 largest metropolitan areas, 19 of the nation's 50 largest metropolitan areas. SBC has investments in telecommunications businesses in selected international markets, including Mexico, France, South Africa, Chile, South Korea, Switzerland, Israel and Taiwan. SBC's broad operations offer customers an expansive range of services and products, varying by market, including: local exchange services, wireless communications, long distance services, Internet services, telecommunications equipment, messaging, paging, and directory advertising. Services and products are provided through several subsidiaries. These services and products (which are described more fully below) include wireline and wireless telecommunications services, sales of advertising for and publication of yellow pages and white pages directories, sales of customer premises, private business exchange (PBX) and wireless equipment, enhanced services, Internet services, and cable television services.

SBC's revenues are categorized for financial reporting purposes as landline local service (substantially all of which was provided by the Telephone Companies), wireless subscriber (provided by Southwestern Bell Mobile Systems, Inc. (Mobile Systems), Pacific Bell Mobile Services (PBMS), SNET Cellular, Inc. and SNET Mobility, Inc., collectively referred to as SBC Wireless), network access (provided by the Telephone Companies), long distance service (substantially all of which was provided by the Telephone Companies and SNET America, Inc. (SAI)), directory advertising (principally provided by Southwestern Bell Yellow Pages, Inc. (SWBYP), Pacific Bell Directory (PB Directory), and SNET Information Services, Inc. (SNETIS) and other (including equipment sales at SBC Wireless, the Telephone Companies, and SNET Diversified Group, Inc. nonregulated products and services and billing and collection services for interexchange carriers provided by the Telephone Companies, Internet services provided by Pacific Bell Internet (PBI), Southwestern Bell Internet Services (SBIS), and SNETIS, and cable television services provided by SNET Personal Vision, Inc. (SNET Personal Vision)).

With the passage of the Telecom Act, SBC Wireless offers interLATA and intraLATA wireless long distance services. In 1996, two SBC subsidiaries, Southwestern Bell Communications Services, Inc. and Pacific Bell Communications, began offering wireline interLATA long distance services to customers in selected areas outside the Telephone Companies' authorized regions (out-region). The Telephone Companies provide intraLATA long distance services in-region. SAI provides interLATA long distance services primarily to customers in Connecticut, and is prohibited from completing calls to SBC's other in-region states.

The following table sets forth for SBC the percentage of total operating revenues by any class of service which accounted for 10% or more of total operating revenues in any of the last three fiscal years.

------------------------------------------------ -------------------------------
                                                      Percentage of Total
                                                       Operating Revenues
------------------------------------------------ -------------------------------
                                                      1998      1997       1996
------------------------------------------------ ---------- --------- ----------
Landline local service                                 39%       39%        38%
Wireless subscriber                                    13%       13%        12%
Network access                                         23%       23%        25%
Long distance                                           8%        9%        10%
------------------------------------------------ ---------- --------- ----------

Landline local services involve the transport of wireline telecommunications traffic between telephones and other customer premises equipment (CPE) located within the same local service calling area. Landline local services include: basic local exchange service, certain extended area service, dedicated private line services for voice and special services, directory assistance and various vertical services, including custom calling services, call control options, messaging and Caller ID services.

Wireless subscriber services involve the transport of wireless local area traffic between wireless telephones and other CPE, wireless long distance, and roaming services.

Until the passage of the Telecom Act, SBC's long distance services involved the transport of intraLATA telecommunications traffic, except for certain wireless service areas that cover more than one LATA, for which SBC had obtained MFJ waivers. Beginning in 1996, SBC began providing both interLATA and intraLATA long distance services to its wireless customers, as well as wireline interLATA long distance services in selected out-region areas according to the rules of the Telecom Act. With completion of the SNET merger in 1998, SBC now also provides wireline interLATA long distance to its in-region customers in Connecticut. Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services.

Network access services connect a subscriber's telephone or other equipment to the transmission facilities of other carriers that provide long distance (principally interLATA) and other communications services. Network access services are either switched, which use a switched communications path between the carrier and the customer, or special, which use a direct nonswitched path.

Operating Segments

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in quarterly and annual financial statements. FAS 131 changes segment reporting from an industry segment basis to an operating segment basis defined based on how the business is managed. SBC adopted FAS 131 in the fourth quarter of 1998. Under the predecessor accounting standard, SBC operated in a single industry segment. Under FAS 131, SBC has four reportable segments: Wireline, Wireless, Directory and Other. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Directory segment sells advertising for and publication of yellow pages and white pages directories and electronic publishing. The Other segment includes SBC's international investments and other domestic operating subsidiaries. Disclosures required by FAS 131 are included in Note 9 of the 1998 SBC Annual Report to Shareowners, and are incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is SBC's largest operating segment, providing approximately 77% of SBC's operating revenues in 1998. The Telephone Companies provide landline telecommunications services to approximately 23.3 million residential and
13.4 million business access lines in the eight states in which they operate. During 1998 total access lines grew by 4%, of which 46% of the increase was due to growth in California and over 32% of the increase was due to growth in Texas.

During 1998, the Telephone Companies continued to expand their offering of vertical services throughout their operating areas. These services include, among other things, Caller ID, a feature which displays the telephone number of the person calling and the caller's name in certain markets; Caller ID Call Waiting, a feature which displays the telephone number and caller's name in certain markets when the customer is on a call; Call Return, a feature that redials the number of the last incoming call; Call Blocker, a feature which allows customers to automatically reject calls from a designated list of telephone numbers; and voice messaging.

Southwestern Bell Messaging Services, Inc. provides voice messaging services under the registered trademark CallNotes to residential and business customers. Pacific Bell Information Services, a subsidiary of PacBell, has several registered trademark products, which include residential voice messaging services (The Message Center), business messaging services (Pacific Bell Voice Mail), and business call management services (Pacific Bell Call Management). PBI, SBIS, and SNETIS provide Internet services in selected in-region metropolitan areas.

Since 1996, the Telephone Companies have been offering certain local services on a "wholesale" basis to competitors, as well as providing elements of the Telephone Companies' networks on an "unbundled" basis for local competition. These services are being offered as specified by the Telecom Act and state actions and interconnection agreements. The Telecom Act and the regulations promulgated by federal and state agencies to implement it have resulted in SBC facing increased competition in significant portions of its business. At December 31, 1998, SBC provided wholesale services to approximately 800,000 access lines. Management cannot quantify the impact to SBC's business in 1999 from local exchange competition, as uncertainty exists as to the breadth and scope of competitors' offering of local exchange services to all portions of the market in-region, and as certain regulations, tariffs and negotiations governing such competition are not yet finalized.

Customer Premises Equipment and Other Equipment Sales

Equipment offerings at SWBell, PacBell, and SNET Diversified Group, Inc. range from single-line and cordless telephones to sophisticated digital PBX systems, all of which can be offered with the Telephone Companies' central office based solutions. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

New Products

As part of its continuing strategy to be among the leaders in the communications services industry, SBC is constantly developing new services and products. It currently is introducing four new data products. These data products include Asymmetrical Digital Subscriber Line (ADSL), Integrated Pathway, Managed Frame Relay and Dedicated Business Internet. All four of these new products are targeted primarily to meet the growing demand for data communications products resulting from the increased use of advanced information technology in the marketplace. ADSL enables customers to transfer over existing telephone lines, data, graphics, audio and video files at speeds up to 1.5 megabits per second. ADSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. ADSL is the subject of a pending FCC review. Additional information on the pending FCC review of ADSL is contained in the 1998 SBC Annual Report to Shareowners on page 12, and is incorporated herein by reference pursuant to General Instruction G(2).

National-Local Strategy

Contingent upon completion of the Ameritech transaction, SBC plans to implement a "national-local" strategy, in which it will offer local services across the country in combination with major national and international operations. The strategy allows SBC to expand from a regional company to a company that provides services in "national-local" and global markets. SBC believes this expansion will better position it to compete head-to-head with incumbent local telephone companies, competitive local exchange carriers, data networks, long distance carriers and global competitors. In February 1999, SBC announced that Boston, Massachusetts; Miami, Florida; and Seattle, Washington will be the first markets in which SBC will compete under the "national-local" strategy.

Wireless

SBC Wireless offers a wide variety of wireless services in 19 of the top 50 metropolitan markets across the United States using both traditional cellular and new personal communication services (PCS) networks. Including both networks, at the end of 1998, SBC Wireless operations provided local wireless services to 6,851,000 customers throughout its wireless markets. In addition, since the enactment of the Telecom Act, SBC began offering wireless long distance services to its traditional cellular customers, and at year-end 1998 had been selected as the long distance carrier by approximately 4,601,000, or 78%, of its customers. SBC provides long distance services to all of its PCS wireless customers.

SBC Wireless also has numerous "roaming agreements" with other wireless carriers which allows its subscribers to use their wireless service throughout the United States and Canada by accessing other carrier's networks where SBC Wireless does not operate networks or hold wireless licenses.

SBC Wireless offers digital service, including advanced features in most of the metropolitan areas where it is licensed to provide wireless service. Mobile Systems first began providing commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks, allows additional service offerings, and reduces exposure to billing fraud.

Cellular

At the end of 1998, wireless services were provided to 5,924,000 traditional cellular customers. SBC provides traditional cellular services in 5 of the nation's top 10 metropolitan areas, as follows: Washington, D.C.; Chicago, Illinois; Boston, Massachusetts; Dallas-Fort Worth, Texas; and Houston, Texas. Additionally, portions of the Connecticut wireless market fall within the New York consolidated metropolitan service area (MSA). SBC is licensed to provide service in 45 rural service areas (RSAs) and is currently providing service in all of these markets. Each RSA is contiguous to an existing metropolitan service area or another RSA operated by SBC, which allows for the expansion of service in a way that may add value to customers' service. SBC also operates one RSA in Arkansas under an interim operating authority granted by the FCC, and operates several MSAs and RSAs in Arkansas related to cellular networks and licenses received in exchange for certain SBC PCS licenses, discussed below.

In January 1997, Mobile Systems began doing business within the five-state area as Southwestern Bell Wireless, Inc. Mobile Systems operates in out-region areas under the name of Cellular One by means of licenses from Cellular One Group, a partnership among affiliates of Mobile Systems, AT&T Wireless Services and Vanguard Cellular Systems, Inc. These areas include MSAs, such as Washington, D.C.; Chicago, Illinois; Albany, Buffalo, and Rochester, New York and Boston, Massachusetts; and RSAs in Illinois, Massachusetts, New York, Virginia and West Virginia. Cellular One offers, on a resale basis, wireline interLATA long distance service in all out-region markets where it provides local wireless service. In January 1997, Cellular One also began a trial offering wireline local service, on a resale basis, in Rochester, New York.
SBC subsequently ended the Rochester trial and will no longer offer wireline local service there.

SNET Cellular and its affiliates provide directly or indirectly retail and wholesale wireless services and telecommunications equipment in the states of Connecticut and Rhode Island, and portions of Massachusetts.

Mobile Systems also markets wireless communications equipment in each of its service areas.

On January 20, 1999, SBC announced it has agreed to acquire Comcast Cellular Corporation (Comcast Cellular), the wireless subsidiary of Comcast Corporation, in a transaction valued at $1.674 billion. Under the terms of the agreement, SBC will pay $400 million in cash and assume Comcast Cellular's current debt of $1.274 billion. The transaction will be accounted for through the purchase accounting method. Comcast Cellular offers analog and digital wireless services to more than 800,000 subscribers in Pennsylvania, Delaware, New Jersey and Illinois. The largest market in which Comcast Cellular operates is Philadelphia, Pennsylvania. SBC for several years has been operating the Illinois properties it is purchasing under a previous agreement between the two companies. The transaction, which is subject to regulatory approvals, is expected to be completed by the third quarter of 1999.

PCS

In 1993, the FCC adopted an order allocating radio spectrum and outlining the development of licenses for new PCS. PCS utilizes wireless telecommunications digital technology at a higher frequency radio spectrum than cellular, but using lower powered transmission equipment. Like cellular, it is designed to permit access to a variety of communications services regardless of subscriber location. SBC or affiliates hold PCS licenses in the Major Trading Areas of Los Angeles-San Diego, California; San Francisco-San Jose, California; and Tulsa, Oklahoma. The California licenses cover substantially all of California and Nevada. SBC is currently operating in all its major California-Nevada markets and Tulsa, Oklahoma. During 1996, SBC received several AT&T cellular networks in Arkansas, in exchange for PCS licenses previously held by SBC for Memphis, Tennessee and Little Rock, Arkansas and other considerations.

PBMS was formed to offer PCS services across California and Nevada. The network incorporates the Global System for Mobile Communications standard, which is widely used internationally, and phones that it markets feature a built-in pager and answering machine. PBMS began trials in August 1996, began offering services in January 1997, and by mid-1997 provided widespread offerings of PCS services to all of California and Nevada. At the end of 1998, PBMS provided wireless services to 809,000 customers over its PCS networks. Mobile Systems also provided wireless services to 37,000 customers over its PCS networks in Tulsa, Oklahoma.

In an FCC auction concluded in January 1997, SBC acquired the following additional PCS licenses for Basic Trading Areas that are within the five-state area: Springfield, Missouri; McAlester, Oklahoma; Joplin, Missouri; Pittsburgh, Kansas; Temple-Killeen, Texas; Waco, Texas; Tyler, Texas and Longview-Marshall, Texas.

Directory

SWBYP publishes more than 45 million books of white and yellow pages directories, representing approximately 342 directories, principally within the five-state area. PB Directory, the publisher of Pacific Bell SMART Yellow Pages, publishes 35 million books, representing approximately 114 directories in California and Nevada. SNETIS publishes over 4 million books of white and yellow pages directories, representing approximately 48 directories, principally throughout Connecticut and adjacent communities. SBC recognizes all directory advertising revenues and expenses in the month the related directory is published. SWBYP nine largest revenue-producing yellow pages directories are currently published in the second half of SBC's fiscal year, while PB Directory's publishing schedule is spread throughout the year for its directories. SWBYP directories are printed by R.R. Donnelley & Sons, PB Directory's directories are printed by World Color Press, and SNETIS directories are printed by Quebecor Printing.

International

International operations are included in the Other segment.

Mexico

A consortium consisting of SBC International, Inc.; a subsidiary of France Telecom; and Carso Global Telecom, S.A. de C.V. (Carso Global); and certain Mexican investors hold through a trust all of the outstanding AA Shares of Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's largest national telecommunications company. The AA shares held by the consortium represent approximately 90% of the full voting shares and 28% of the equity of Telmex. Carso Global holds a 44.9% interest in the consortium and the right to direct the trustee with respect to the election of a majority of the directors of Telmex, while SBC International and the France Telecom subsidiary each holds a 24.5% interest and the right to direct the trustee with respect to a minority of the directors. SBC International also owns approximately 4.3% of the L Shares, which have limited voting rights. As a result of repurchases of L Shares by Telmex since 1994, SBC International has sold portions of its Class L shares to Telmex in order to maintain its investment at below 10% of Telmex' total equity capitalization. As of February 1, 1999, SBC International's total interest in Telmex represents approximately 9.8% of the outstanding equity. In 1997, SBC issued approximately $396 million in 7 3/4% Exchangeable Notes, due March 2001, which may be redeemed upon maturity in either cash or Telmex L Shares, at SBC's option. At December 31, 1998, the outstanding notes represented 3.2% of Telmex' L Shares.

Telmex provides wireline and wireless telecommunications services throughout Mexico. At the end of 1998, Telmex had 9.9 million access lines in service and provided cellular service to approximately 2.1 million subscribers. Telmex also provides interLATA telecommunications services in the United States jointly with Sprint Communications, LLC, and holds 49% of Grupo Televisa's cable television subsidiary, Cablevision.

France

In October 1994, SBC International formed a strategic alliance with Compagnie Generale des Eaux (CGE), a French diversified public company which in 1998 changed its name to Vivendi. Through this alliance, SBC International acquired an indirect 10% ownership of Societe Francaise du Radiotelephone S.A. (SFR), a nationwide cellular company in France, and minority ownership interests in other communications businesses controlled by CGE, and CGE obtained an effective 10% interest in SBC's wireless operations in Washington, D.C.-Baltimore, and surrounding rural markets. SBC and CGE both made contributions to the alliance. In 1997, SBC International contributed its indirect 10% ownership of SFR shares and an additional $240 million to acquire a 15% interest in Cegetel, S.A., a new French company formed by CGE to provide a broad base of telecommunications services throughout France. Operations on a limited scale, began in 1998. At the end of 1998, SFR had
4.2 million wireless subscribers and 602,000 long distance subscribers.

Chile

In February 1995, SBC International purchased 40% of VTR S.A. (VTR), a privately owned telecommunications holding company in Chile. Through the purchase of shares from a minority investor, offset by the subsequent sale in 1997 of a portion of those shares, SBC International's ownership has increased to 44%. VTR is 56% indirectly owned by Grupo Luksic, a large Chilean conglomerate. Through its subsidiaries, VTR provides local and cable television services in Chile. In December 1997, VTR sold its wireless service operations. At the end of 1998, local services were provided to approximately 141,000 access lines and cable television services were provided to approximately 384,000 subscribers. Agreements were reached in 1998 for the disposition of SBC International's remaining interest in VTR, subject to certain conditions. The transaction is expected to close in 1999.

United Kingdom

In October 1995, SBC International combined its United Kingdom cable television operations, which included Midlands Cable Communications and Northwest Cable Communications, with those of Telewest Communications, plc, a publicly held joint venture between Tele-Communications International, Inc. and MediaOne Group, Inc. (formerly U S WEST, Inc.) The resulting entity, Telewest Communications plc, merged with General Cable in 1998 to form the largest cable television operator in the United Kingdom and also provides local exchange services. Prior to the disposition in 1998 of its entire holdings in Telewest, SBC owned approximately 10% of the company. Additional information on this matter is contained in Note 7 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Israel

SBC International has investments in Israel through a 50% interest in Aurec Limited and a 22.7% interest in Amdocs Limited (Amdocs). Aurec has interests in companies involved in the publication of yellow page directories, outdoor advertising, insurance underwriting, long distance, network data solutions, and cable television. At the end of 1998, Golden Channels, an Aurec affiliate providing cable television in Israel, had passed 640,000 households and provided service to approximately 437,000 households, a penetration rate of approximately 68%.

In 1996, a consortium in which SBC International participated received one of two licenses for international telecommunications service in Israel. Other consortium members are STET (Italy's national telephone company), the US/Israeli Aurec Group, and the Israeli Globescom and Kahn groups. Aurec holds an 8.25% interest in the Med-1 undersea cable linking Israel, Cypress and Italy.

Amdocs is a leading provider of product-driven information systems solutions to major telecommunications companies in the United States and around the world. In June of 1998, Amdocs issued 18 million shares in an international initial public offering. The company began in 1982 as a joint venture between a subsidiary of SBC and an Israeli partner. SBC International owned 25.8% of the shares before the offering and 22.7% thereafter. This reduction in ownership reflects both dilution from the Initial Public Offering (IPO) and the sale of shares pursuant to an option granted by SBC International to the IPO underwriters.

Australia

In 1997, SBC International sold its directory interests in Australia to Telstra Corporation Limited, the principal provider of telecommunications services in Australia.

South Africa

In 1997, SBC International acquired an effective 18% stake in Telkom, S.A. Limited (Telkom), South Africa's state-owned local exchange, long distance, and cellular company. SBC International's partner in the acquisition is Telekom Malaysia, which acquired a 12% stake in Telkom. Telkom provides complete wireline and wireless telecommunications services within South Africa. At the end of 1998, Telkom had more than 4.9 million access lines in service. In addition, at the end of 1998, Vodacom Group (Pty) Ltd, in which Telkom has a 50% interest, provided cellular services to 1.5 million subscribers.

In the third quarter 1998, SBC International sold its 15.5% interest in Mobile Telephone Networks (MTN), one of two South African national cellular companies, to the remaining shareholders of MTN. SBC International was required to divest its interest in MTN as part of its acquisition of Telkom.

Switzerland

In June 1997, SBC International purchased a 40% interest in diAx, a joint venture formed to provide long distance telephone service in Switzerland. SBC's partner in the joint venture is diAx Holdings, a consortium of Swiss utility and insurance companies. Service was launched in May 1998, and at the end of 1998, diAx provided services to 233,000 access lines (via equal access).

In December 1997, SBC International formed a joint venture with diAx Holdings for the purpose of submitting a bid for a wireless license. SBC International's ownership interest in this joint venture, diAx Mobile, is 40%, with the remaining ownership interest being held by diAx Holdings. In April 1998, diAx Mobile was also awarded a wireless license by the Swiss government. Wireless service offerings began in late December 1998. The award of the license is currently in litigation, as an unsuccessful bidder for the license has challenged the award to diAx Mobile.

China

In December 1997, SBC International signed a Construction and Maintenance Agreement with China Telecom and twelve other telecommunications companies to construct a direct undersea cable link between the United States and China. The cable is expected to be completed by the year 2000.

Japan

In the third quarter of 1998, SBC signed an agreement to participate in building a state-of-the-art undersea communications pipeline directly linking Japan and the United States. SBC will be one of 12 initial parties with an ownership stake in the Japan-U.S. Cable Network and responsibility for oversight, maintenance and administration. The consortium has agreed to invest more than $1 billion in the network for the first phase of construction. The network should be up and running in mid-year 2000.

South Korea

SBC has wireless interests in South Korea where its affiliate provided wireless service to approximately 2.1 million subscribers at the end of 1998.

Taiwan

SBC International owns a 19.4% interest in a consortium that formed TransAsia Telecommunications, Inc., a new cellular service provider in the southern region of Taiwan. Service offerings commenced in January 1998, and at the end of 1998, TransAsia Telecommunications, Inc. provided cellular service to approximately 186,000 subscribers.

East Asia Financial Risks

Presently, SBC has limited investments in Eastern Asia and the Pacific Rim and therefore does not anticipate a significant financial impact from recent financial economic turmoil.

                           DOMESTIC VIDEO SERVICES

SBC also announced during 1997 that it is scaling back its limited direct investment in certain video services in the areas also served by PacBell and SWBell. As part of this curtailment, SBC halted construction on the Advanced Communications Network (ACN) in California. As part of an agreement with the ACN vendor, SBC paid the liabilities of the ACN trust that owns and finances ACN construction and incurred costs to shut down all construction previously conducted under the trust and received certain consideration from the vendor. SBC also curtailed several other video-related activities, including its broadband network video trials in Richardson, Texas and San Jose, California. SBC and its joint venture partners are winding up the Tele-TV joint venture in southern California.

Media Ventures, Inc. (Media Ventures), another SBC subsidiary, owned two cable television systems serving the suburban Washington, D.C. area along with a partner, Prime Cable (Prime). Media Ventures became the general partner and retained an approximate 95% ownership interest in the Partnership until 1998. Prime contributed $20 million to the Partnership and managed the cable systems on behalf of the Partnership. SBC sold its Media Ventures' interest in the Partnership to Prime and other investors in the third quarter of 1998. In October 1998, SBC completed the sale of its interests in Prime Cable of Chicago, Inc. to Prime and other investors. A PAC subsidiary had acquired these interests prior to the merger with SBC.

In the fourth quarter of 1998, SBC sold 90% of the stock of subsidiaries that operate a wireless video business in southern California to E.L. Acquisition, Inc., a subsidiary of Prime.

During 1995, SBC, through SBC Interactive Media, Inc. (SBC Interactive), a wholly-owned subsidiary of SBC, became an equal partner in Americast, a venture with Ameritech Corporation, BellSouth Corporation, GTE, and The Walt Disney Company, to design, market and deliver video programming and interactive services. In 1996, SNET became a minority partner in this venture. In mid-1997, SBC Interactive notified the venture of its withdrawal of operations in territories served by SWBell. On October 7, 1997 the remaining partners in the venture attempted to initiate arbitration against SBC Interactive regarding the validity of its withdrawal. On October 15, 1997, SBC Interactive filed a declaratory judgement action in and sought a preliminary injunction from Delaware Chancery Court to halt the arbitration attempt. On December 24, 1997, the Chancery Court directed that the arbitration proceed, and on January 22, 1998, SBC appealed that ruling. This matter is still being litigated and is not material to the financial statements.

SNET Personal Vision operates a cable television system in Connecticut, which began deploying cable service in the first quarter of 1997. At the end of 1998, SNET Personal Vision provided service to approximately 24,000 households.

Additional information related to SBC's video operations is contained in Note 2 of the 1998 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

                            GOVERNMENT REGULATION

In the in-region states, the Telephone Companies are subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. The Telephone Companies are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate the Telephone Companies for the use of their facilities for the origination or termination of long distance and other communications by other carriers.

Additional information relating to federal and state regulation of the Telephone Companies is contained in the 1998 SBC Annual Report to Shareowners under the heading "Regulatory Environment" on page 11, and is incorporated herein by reference pursuant to General Instruction G(2).

SBC's cable systems are subject to federal and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access.

                 IMPORTANCE, DURATION AND EFFECT OF LICENSES

The FCC authorizes the licenses for multiple wireless carriers in each geographic market. The cellular licenses, of which there are only two in each geographic region have a standard duration of ten years. Upon application and a showing of compliance with FCC use and conduct standards, licenses may be renewed. Renewal applications were filed and granted for the following MSA markets during 1998: Bloomington-Normal, Illinois; Glen Falls, New York; Laredo, Texas; Little Rock-North Little Rock, Arkansas; Pittsfield, Massachusetts; and Pine Bluff, Arkansas. Renewal applications for eight RSA markets will be filed in the following states during 1999: Illinois; Missouri; New York; Oklahoma and Texas. Renewals of these licenses are anticipated to be granted in late 1999 or early 2000.

Under the auction process of an FCC order outlining the development of PCS, licenses with durations of ten years were awarded in 51 major markets. SBC's licenses for Los Angeles-San Diego, California, San Francisco-San Jose, California and Tulsa, Oklahoma expire in 2005. These licenses, upon application and a showing of compliance with FCC use and conduct standards, may be renewed.

Cable television systems generally are operated under nonexclusive permits or "franchises" granted by local governmental authorities. Each franchise is renewable upon a showing of compliance with established local and federal standards. SBC sold its suburban Washington, D.C. cable systems and all related franchises were transferred as part of the sale of the properties in Montgomery County, Maryland; Arlington County, Virginia; and the City of Gaithersburg, Maryland. During 1995, SBC received a franchise to operate a cable system in Richardson, Texas, which expires in September 2013 and had acquired a franchise agreement in the PAC merger with the city of San Jose, California. In 1998, SBC reached agreement with the cities of San Jose, California and Richardson, Texas to terminate the franchises that they had granted SBC and its affiliates for video trials. On September 6, 1996, SNET Personal Vision received an 11-year license that covers the state of Connecticut. A number of SBC subsidiaries hold FCC channel licenses for wireless video services. These subsidiaries also have numerous leases with Instructional Television Fixed Service channel licensees to use their excess channel capacity. The channels under these licenses and leases are primarily in southern California.

                                MAJOR CUSTOMER

No customer accounted for more than 10% of SBC's consolidated revenues in 1998, 1997 or 1996.

                                 COMPETITION

Wireline and Wireless

Information relating to wireline and wireless competition is contained in the 1998 SBC Annual Report to Shareowners under the heading "Competition" beginning on page 15, and is incorporated herein by reference pursuant to General Instruction G(2).

International

Information relating to international competition is contained in the 1998 SBC Annual Report to Shareowners under the heading "Competition" on page 15, and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Information relating to directory advertising and publishing competition is contained in the 1998 SBC Annual Report to Shareowners under the heading "Competition" on page 15, and is incorporated herein by reference pursuant to General Instruction G(2).

Customer Premises Equipment, Wireless Equipment and Other Equipment Sales

SBC faces significant competition from numerous companies in marketing its telecommunications equipment.

                           RESEARCH AND DEVELOPMENT

Certain company-sponsored basic and applied research was conducted at Bell Communications Research, Inc. (Bellcore). The Telephone Companies owned a two-seventh interest in Bellcore, with the remainder owned by the other four remaining RHCs. In November 1997, the RHCs sold Bellcore to a third party but continue to have a research agreement with Bellcore. The RHCs have retained the activities of Bellcore that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

Applied research is also conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries.

                                  EMPLOYEES

As of December 31, 1998, SBC and its subsidiaries employed 129,850 persons. Approximately two-thirds of the employees are represented by the Communications Workers of America (CWA). New agreements between the CWA and the Telephone Companies were reached in April 1998, and September 1998 for SNET, covering an estimated 80,000 employees through April 1, 2001. Among other items, the agreements specify an 11% increase in wages over the life of the contracts. A new three-year agreement (which covers an estimated 2,000 employees) was reached in 1998 between the CWA and SWBYPS, that is effective December 5, 1998 through December 7, 2001. In August 1998, PB Directory reached a new four-year agreement with the International Brotherhood of Electrical Workers, covering approximately 1,000 employees in northern and southern California. Among other items, both the SWBYPS and PB Directory agreements include an approximate 11% increase in compensation over the life of the contracts. The CWA also represents an estimated 3,000 employees in other subsidiaries of SBC.

                             RECENT DEVELOPMENTS

Reciprocal Compensation Ruling

In February 1999, the FCC ruled that a substantial portion of Internet communications is interstate traffic and therefore subject to federal jurisdiction. The FCC noted that carriers were bound by existing interconnection contracts as interpreted by state commissions. The FCC will issue rules determining the extent, if any, such communications are subject to reciprocal compensation. The FCC also ruled that, in the context of interpreting particular interconnection agreements, the state commissions might determine that reciprocal compensation was appropriately based on the agreement of the parties or other factors. SBC believes that the FCC ruling should prevent state commissions from imposing reciprocal compensation on this traffic.

Ameritech Ohio Agreement

On February 23, 1999, SBC and Ameritech signed an agreement with the staff of the Public Utilities Commission of Ohio (PUCO), the Ohio Consumers' Counsel, the Edgemont Neighborhood Coalition and Parkview Areawide Seniors (a consumer group representing senior citizens in Northern Ohio) to recommend approval of the merger between SBC and Ameritech. Time Warner Telecom and CoreComm, competitive providers of local service in Ohio, have also signed the agreement as non-opposing stipulating parties. The agreement provides for certain commitments from SBC and Ameritech, including capping rates for basic local service until January 2002; maintaining a specified level of full-time equivalent employees in Ohio for two years; establishing and maintaining minimum customer service standards for two years subsequent to the merger close, including potential penalties for non-compliance with the minimum standards; providing residential unbundled loop discounts and making various charitable contributions within three years of the merger. The agreement requires approval by the PUCO before implementation.

           CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this form contains forward-looking statements that are subject to risks and uncertainties. SBC claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause SBC's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by SBC or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various state regulatory proceedings in SBC's eight-state area, and judicial review, if any, of such proceedings; and (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in SBC's eight-state area. Readers are cautioned that other factors discussed in this form, although not enumerated here, also could materially impact SBC's future earnings.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1998, 93% of the property, plant and equipment of SBC was owned by the Wireline subsidiaries. Network access lines represented 42% of the Wireline subsidiaries' investment in telephone plant; central office equipment represented 40%; land and buildings represented 10%; other miscellaneous property, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 5%; and information origination/termination equipment represented 3%.

ITEM 3.  LEGAL PROCEEDINGS

Six putative class actions in Texas, Missouri, Oklahoma, and Kansas that involved the provision by SWBell of maintenance and trouble diagnosis services relating to telephone inside wire located on customer premises have been settled during 1998. These actions alleged that SWBell's sales practices in connection with these services violated antitrust, fraud and/or deceptive trade practices statutes. The trial court has approved the settlement, which is not expected to materially affect the financial results of SBC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareowners of SBC was held on December 10, 1998, in San Antonio, Texas. Shareowners representing 1,535,760,506 shares of common stock were present in person or were represented at the meeting by proxy where two items were submitted for vote.

Shareowners approved at the meeting the issuance of shares of common stock of SBC pursuant to the Agreement and Plan of Merger among Ameritech, SBC and an SBC subsidiary, dated as of May 10, 1998, pursuant to which Ameritech would become a wholly-owned subsidiary of SBC. The vote was 1,321,416,117 FOR and 21,533,264 AGAINST, with 12,326,431 ABSTAINING.

Shareowners approved and adopted a proposal to amend the Bylaws of SBC to provide the maximum number of persons that may serve as directors on the Board of Directors of SBC be increased to 25 from 21. The vote was 1,465,067,133 FOR and 54,245,254 AGAINST, with 16,448,119 ABSTAINING.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Name           Age                              Position        Held
                                                                         Since

Edward E. Whitacre Jr. 57   Chairman and Chief Executive Officer        1/1990

J. Cliff Eason         51   President - SBC International               6/1997

Royce S. Caldwell      60   President - SBC Operations                  7/1995

Cassandra C. Carr      54   Senior Executive Vice President -           10/1998
                            External Affairs

James D. Ellis         55   Senior Executive Vice President and         3/1989
                            General Counsel

Charles E. Foster      62   Group President - SBC                       7/1995

Karen E. Jennings      48   Senior Vice President - Human Resources     10/1998

James S. Kahan         51   Senior Vice President - Corporate           7/1993
                            Development

Donald E. Kiernan      58   Senior Vice President, Treasurer and        7/1993
                              Chief Financial Officer

Stanley T. Sigman      51   President and Chief Executive Officer       4/1997
                            SBC Wireless Inc.

All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years, except for Ms. Jennings, who has held high-level managerial positions since 1995. Prior to that, Ms. Jennings held responsible managerial positions with SBC. Executive officers are not appointed to a fixed term of office.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 1998 and 1997 were 1,005,621 and 1,059,158. Other information required by this Item is included in the 1998 SBC Annual Report to Shareowners under the headings "Quarterly Financial Information" on page 37, "Selected Financial and Operating Data" on page 5, and "Stock Trading Information" on page 41, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the 1998 SBC Annual Report to Shareowners under the heading "Selected Financial and Operating Data" on page 5 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 1998 SBC Annual Report to Shareowners on page 6 through page 19, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 1998 SBC Annual Report to Shareowners under the heading "Market Risk" on page 17 through page 19, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 1998 SBC Annual Report to Shareowners on page 20 through page 37, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in accountants or disagreements with accountants on any accounting or financial disclosure matters occurred during the period covered by this report.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item 10 is included in the registrant's definitive proxy statement, dated March 12, 1999, under the headings "Board of Directors" beginning on page 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" beginning on page 31 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant's definitive proxy statement, dated March 12, 1999, under the headings "Compensation of Directors" from page 13 through page 14, and "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plans", and "Contracts with Management" from page 19 through page 31, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the registrant's definitive proxy statement, dated March 12, 1999, under the heading "Common Stock Ownership of Directors and Officers" on page 15, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant's definitive proxy statement, dated March 12, 1999, under the heading "Compensation of Directors" from page 13 through page 14 and "Contracts with Management" from page 30 through 31, which are incorporated herein by reference pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:
                                                                 Page
                                                                 ----

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


     *Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1998. (See Part II.)

                                                                 Page
                                                                 ----

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

     2-c Agreement and Plan of Merger among Ameritech Corporation, SBC and SBC Delaware, Inc., dated as of May 10, 1998. (Exhibit 2 to Form 8-K, dated May 10, 1998.)

     3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1998. (Exhibit 3-a to Form 10-Q dated March 31, 1998.)

     3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.

     3-c    Bylaws dated June 26, 1998.

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

     4-c Resolutions guaranteeing certain obligations of Pacific Telesis Group. (Exhibit 4-g to Form 10-K for 1997.)

     10-a   Short Term Incentive Plan. (Exhibit 10-a to Form 10-K for 1997.)

     10-b Senior Management Long Term Incentive Plan. (Exhibit 10-b to Form 10-K for 1992.)

     10-c   Supplemental Life Insurance Plan.  (Exhibit 10-c to Form 10-K for
            1997.)

     10-d Supplemental Retirement Income Plan. (Exhibit 10-d to Form 10-K for 1997.)

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

     10-g Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

     10-h   Salary and Incentive Award Deferral Plan.   (Exhibit 10-h to Form
            10-K for 1997.)

     10-i   Financial Counseling Program.   (Exhibit 10-i to Form 10-K for
            1997.)

     10-j   Supplemental Health Plan. . (Exhibit 10-j to Form 10-K for 1997.)

     10-k   Retirement Plan for Non-Employee Directors.   (Exhibit 10-k to
            Form 10-K for 1997.)

     10-l Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

     10-m Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Exhibit 10-p to Form 10-K for 1988.)

     10-n Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

     10-o   Stock Savings Plan.   (Exhibit 10-o to Form 10-K for 1997.)

     10-p   1992 Stock Option Plan.   (Exhibit 10-p to Form 10-K for 1997.)

     10-q   Officer Retirement Savings Plan.  (Exhibit 10-q to Form 10-K for
            1997.)

     10-r   1996 Stock and Incentive Plan.

     10-s   Non-Employee Director Stock and Deferral Plan.   (Exhibit 10-s to
            Form 10-K for 1997.)

     10-t Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-t(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

     10-u Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group
            (Reg. 1-8609).)

     10-v Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-v(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

     10-w Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

            10-w(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, filed March 13, 1995.)

     10-x Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

            10-x(i) Resolutions amending the Plan, effective April 1, 1994. (Exhibit 10xx(i) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     12     Computation of Ratios of Earnings to Fixed Charges.

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1998. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

     21     Subsidiaries of SBC.

     23-a   Consent of Ernst & Young LLP.

     23-b   Consent of PricewaterhouseCoopers LLP.

     24     Powers of Attorney.

     27     Financial Data Schedule.

     99-a   Report of Independent Accountants PricewaterhouseCoopers LLP.

     99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1998 to be filed under Form 10 K/A.

     99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1998 to be filed under Form 10-K/A.

     99-d Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1998.

     99-e Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried and Nonsalaried Employees (LESOP) for the year 1998.

     99-f Annual report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the year 1998.

     99-g Annual report on Form 11-K for the SNET Management Retirement Savings Plan for the year 1998.

SBC will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. SBC will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

On October 15, 1998, SBC filed a Form 8-K, including an Item 5. Other Events, and an Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release discussing its third quarter 1998 earnings and selected financial information for the periods ended September 30, 1998 and 1997.

On October 26, 1998, SBC filed a Form 8-K, including an Item 5. Other Events, and an Item 7. Exhibits. In the report, SBC disclosed that it had completed the merger with Southern New England Telecommunications
Corporation.

On October 30, 1998, SBC filed a Form 8-K, including an Item 5. Other Events. In the report, SBC disclosed that its subsidiary, Pacific Bell announced on October 29, 1998 it was commencing a fixed spread repurchase offer for any and all of its outstanding 8.50% debentures due August 15, 2031; 7.75% debentures due September 15, 2032; and 7.50% debentures due February 1, 2033.

On November 19, 1998, SBC filed a Form 8-K, including an Item 7. Financial Statements and Exhibits. In the report, SBC disclosed unaudited financial statements to reflect the proposed business combination of SBC and Ameritech Corporation as and for the nine months ended September 30, 1998.

                                                SBC COMMUNICATIONS INC.                   Schedule II - Sheet 1
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             Allowance for Uncollectibles
                                                  Dollars in Millions


-------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D       COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                     Balance
                                           Beginning of   to Costs and      Accounts      Deductions    at End of
               Description                    Period      Expenses Note    -Note (a)      -Note (b)      Period
-------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $  430             513           278              749        $  472
 Year 1997..............................    $  339             566           388              863        $  430
 Year 1996..............................    $  303             438           254              656        $  339








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


---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)

                                            Balance at                      Charged                       Balance
                                           Beginning of      Charged        to Other                     at End of
               Description                    Period       to Expense       Accounts      Deductions      Period
---------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $ 1,047            136             1             443(a)       $   741
 Year 1997..............................    $   638            410             5               6          $ 1,047
 Year 1996..............................    $   554            139             2              57(b)       $   638












(a) Primarily related to the disposition of SBC Media Ventures, Inc. and an impairment of an investment in wireless video.

(b) Primarily related to the disposition of Associated Directory Services, Inc.

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
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------

                                                               (1)            (2)
                                            Balance at       Charged        Charged                         Balance
                                           Beginning of   to Costs and      to Other        Deductions     at End of
               Description                    Period        Expenses        Accounts         -Note (a)       Period
---------------------------------------------------------------------------------------------------------------------
 Year 1998..............................    $   7              -               -               7           $   -
 Year 1997..............................    $ 142              -               -             135           $   7
 Year 1996..............................    $ 337              -               -             195           $ 142

(a) The 1996 amount reflects $(64) of costs for enhanced retirement benefits paid from pension fund assets which do not require current outlays of SBC's funds. This 1996 reversal of $64 resulted from revised estimates of these retirement costs. The 1996 amount also includes non-cash net pension and postretirement settlement gain charged against the restructuring reserve of $66.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

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

Principal Executive Officer:
    Edward E. Whitacre, Jr.*
    Chairman and
    Chief Executive Officer

Principal Financial and
 Accounting Officer:
    Donald E. Kiernan
    Senior Vice President, Treasurer
    and Chief Financial Officer

                                       /s/ Donald E. Kiernan
Directors:                             (Donald E. Kiernan, as attorney-in-fact
                                       and on his own behalf as Principal
Edward E. Whitacre, Jr.*               Financial Officer and Principal
Clarence C. Barksdale*                 Accounting Officer)
James E. Barnes*
August A. Busch III*
Royce S. Caldwell*                     March 12, 1999
Ruben R. Cardenas*
William P. Clark*
Martin K. Eby, Jr.*
Herman E. Gallegos*
Jess T. Hay*
Bobby R. Inman*
Charles F. Knight*
Mary S. Metz*
Haskell M. Monroe, Jr.*
Toni Rembe*
S. Donley Ritchey*
Joyce M. Roche'*
Richard M. Rosenberg*
Carlos Slim Helu'*
Patricia P. Upton*

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

     2-c Agreement and Plan of Merger among Ameritech Corporation, SBC and SBC Delaware, Inc., dated as of May 10, 1998. (Exhibit 2 to Form 8-K, dated May 10, 1998.)

     3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1998. (Exhibit 3-a to Form 10-Q dated March 31, 1998.)

     3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.

     3-c    Bylaws dated June 26, 1998.

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

     4-c Resolutions guaranteeing certain obligations of Pacific Telesis Group. (Exhibit 4-g to Form 10-K for 1997.)

     10-a   Short Term Incentive Plan. (Exhibit 10-a to Form 10-K for 1997.)

     10-b Senior Management Long Term Incentive Plan. (Exhibit 10-b to Form 10-K for 1992.)

     10-c   Supplemental Life Insurance Plan.  (Exhibit 10-c to Form 10-K for
            1997.)

     10-d Supplemental Retirement Income Plan. (Exhibit 10-d to Form 10-K for 1997.)

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

     10-g Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

     10-h   Salary and Incentive Award Deferral Plan.   (Exhibit 10-h to Form
            10-K for 1997.)

     10-i   Financial Counseling Program.   (Exhibit 10-i to Form 10-K for
            1997.)

     10-j   Supplemental Health Plan. . (Exhibit 10-j to Form 10-K for 1997.)

     10-k   Retirement Plan for Non-Employee Directors.   (Exhibit 10-k to
            Form 10-K for 1997.)

     10-l Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

     10-m Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Exhibit 10-p to Form 10-K for 1988.)

     10-n Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

     10-o   Stock Savings Plan.   (Exhibit 10-o to Form 10-K for 1997.)

     10-p   1992 Stock Option Plan.   (Exhibit 10-p to Form 10-K for 1997.)

     10-q   Officer Retirement Savings Plan.  (Exhibit 10-q to Form 10-K for
            1997.)

     10-r   1996 Stock and Incentive Plan.

     10-s   Non-Employee Director Stock and Deferral Plan.   (Exhibit 10-s to
            Form 10-K for 1997.)

     10-t Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-t(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

     10-u Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group
            (Reg. 1-8609).)

     10-v Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

            10-v(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

     10-w Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

            10-w(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, filed March 13, 1995.)

     10-x Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

            10-x(i) Resolutions amending the Plan, effective April 1, 1994. (Exhibit 10xx(i) to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

     12     Computation of Ratios of Earnings to Fixed Charges.

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1998. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

     21     Subsidiaries of SBC.

     23-a   Consent of Ernst & Young LLP.

     23-b   Consent of PricewaterhouseCoopers LLP.

     24     Powers of Attorney.

     27     Financial Data Schedule.

     99-a   Report of Independent Accountants PricewaterhouseCoopers LLP.

     99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1998 to be filed under Form 10 K/A.

     99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1998 to be filed under Form 10-K/A.

     99-d Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Nonsalaried Employees for the year 1998.

     99-e Annual report on Form 11-K for the Pacific Telesis Group Supplemental Retirement and Savings Plan for Salaried and Nonsalaried Employees (LESOP) for the year 1998.

     99-f Annual report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the year 1998.

     99-g Annual report on Form 11-K for the SNET Management Retirement Savings Plan for the year 1998.