Form 10-Q
period 1999-03-31
SBC COMMUNICATIONS INC
filed 1999-05-11
CIK 732717

FORM 10-Q


                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999

                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 1999, 1,963,839,781 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-----------------------------------------------------------------------------
                                                         Three months ended
                                                              March 31,
                                                      -----------------------
                                                         1999       1998
-----------------------------------------------------------------------------
Operating Revenues
Landline local service                               $   2,830   $   2,682
Wireless subscriber                                        985         867
Network access                                           1,685       1,603
Long distance service                                      557         590
Directory advertising                                      572         550
Other                                                      688         563
-----------------------------------------------------------------------------
Total operating revenues                                 7,317       6,855
-----------------------------------------------------------------------------

Operating Expenses
Operations and support                                   4,077       3,879
Depreciation and amortization                            1,247       1,201
-----------------------------------------------------------------------------
Total operating expenses                                 5,324       5,080
-----------------------------------------------------------------------------
Operating Income                                         1,993       1,775
-----------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                          (223)       (256)
Equity in net income of affiliates                          62          53
Other income (expense) - net                               (83)        (39)
-----------------------------------------------------------------------------
Total other income (expense)                              (244)       (242)
-----------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of
   Accounting Change                                     1,749       1,533
-----------------------------------------------------------------------------
Income Taxes                                               634         563
-----------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change     1,115         970
-----------------------------------------------------------------------------
Cumulative Effect of Accounting Change, net of tax           -          15
-----------------------------------------------------------------------------
Net Income                                           $   1,115   $     985
=============================================================================

Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Change $    0.57   $    0.49
Net Income                                           $    0.57   $    0.50
-----------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of Accounting Change $    0.56   $    0.49
Net Income                                           $    0.56   $    0.50
-----------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                       1,962       1,957
-----------------------------------------------------------------------------
Dividends Declared Per Common Share                  $ 0.24375   $ 0.23375
-----------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                      March 31,    December 31,
                                                   --------------  -------------
                                                         1999            1998
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     547        $    460
Accounts receivable - net of allowances for
  uncollectibles of $470 and $472                         5,376           5,790
Prepaid expenses                                            700             414
Deferred income taxes                                       678             489
Other current assets                                        362             385
--------------------------------------------------------------------------------
Total current assets                                      7,663           7,538
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  74,350          73,466
  Less: Accumulated depreciation and amortization        44,306          43,546
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      30,044          29,920
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $768 and $741                           3,124           3,087
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,430           2,514
--------------------------------------------------------------------------------
Other Assets                                              2,135           2,007
--------------------------------------------------------------------------------
Total Assets                                          $  45,396        $ 45,066
================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   1,840        $  1,551
Accounts payable and accrued liabilities                  5,959           6,774
Accrued taxes                                             1,514           1,206
Dividends payable                                           482             458
--------------------------------------------------------------------------------
Total current liabilities                                 9,795           9,989
--------------------------------------------------------------------------------
Long-Term Debt                                           11,404          11,612
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     2,146           1,990
Postemployment benefit obligation                         5,084           5,220
Unamortized investment tax credits                          343             359
Other noncurrent liabilities                              2,091           2,116
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities   9,664           9,685
--------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       1,988           1,988
Capital in excess of par value                            9,170           9,139
Retained earnings                                         4,034           3,396
Guaranteed obligations of employee stock
  ownership plans                                          (127)           (147)
Deferred compensation - LESOP                               (78)            (82)
Treasury shares (at cost)                                  (803)           (882)
Accumulated other comprehensive income (loss)              (651)           (632)
--------------------------------------------------------------------------------
Total shareowners' equity                                13,533          12,780
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  45,396        $ 45,066
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------
                                                      Three months ended
                                                            March 31,
                                                      -------------------
                                                        1999      1998
-------------------------------------------------------------------------
Operating Activities
Net income                                             $  1,115  $    985
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           1,247     1,201
  Undistributed earnings from investments in equity
    affiliates                                              (44)       (8)
  Provision for uncollectible accounts                      106       127
  Amortization of investment tax credits                    (16)      (18)
  Deferred income tax expense                                19       149
  Cumulative effect of accounting change, net of tax          -       (15)
  Other - net                                              (670)   (1,208)
-------------------------------------------------------------------------
Total adjustments                                           642       228
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 1,757     1,213
-------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                    (1,399)   (1,175)
Investments in affiliates                                   (23)        -
Purchase of short-term investments                            -       (40)
Proceeds from short-term investments                          5       184
Dispositions                                                111        94
Other                                                         2         2
--------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (1,304)     (935)
--------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                         68       799
Issuance of other short-term borrowings                       -         3
Repayment of other short-term borrowings                      -        (5)
Issuance of long-term debt                                    4       392
Repayment of long-term debt                                 (49)     (785)
Issuance of common shares                                     -        35
Purchase of treasury shares                                   -       (71)
Issuance of treasury shares                                  66        69
Dividends paid                                             (455)     (437)
-------------------------------------------------------------------------
Net Cash Used in Financing Activities                      (366)        -
-------------------------------------------------------------------------
Net increase in cash and cash equivalents                    87       278
-------------------------------------------------------------------------
Cash and cash equivalents beginning of year                 460       410
-------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $    547  $    688
=========================================================================

Cash paid during the three months ended March 31 for:
   Interest                                            $    247  $    341
   Income taxes, net of refunds                        $    237  $    522

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                       Guaranteed                           Accumulated
                                                  Capital              Obligations   Deferred                 Other
                                         Common     in      Retained   of Employee Compensation Treasury   Comprehensive
                                         Shares   Excess    Earnings      Stock      - LESOP     Shares       Income
                                                  of Par                Ownership                             (Loss)
                                                   Value                  Plans
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 $1,988  $9,139    $3,396          $(147)      $(82)     $(882)       $(632)
Net income                                      -       -     1,115              -          -          -            -
Other comprehensive income (loss)               -       -         -              -         -          -           (19)
Dividends to shareowners                        -       -      (478)             -          -          -            -
Reduction of debt associated with
   Employee Stock Ownership Plans               -       -         -             20         -           -            -
Cost of LESOP trust shares allocated
  to employee accounts                          -       -         -              -         4           -            -
Issuance of treasury shares                     -      (9)        -              -         -          79            -
Other                                           -      40         1              -         -           -            -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                    $1,988  $9,170    $4,034          $(127)     $ (78)     $(803)       $(651)
=======================================================================================================================

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:        1999          1998
                                                    -------------------------

  Debt ratio.......................................... 47.68%        56.41%
  Network access lines in service (000)............... 37,690        36,253
  Resold lines (000)..................................    896           632
  Access minutes of use (000,000)..................... 37,746        35,671
  Wireless customers (000)............................  7,150         6,070
  Number of employees.................................131,070       129,000

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1998 Annual Report to Shareowners.

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's principal Wireline subsidiaries are Southwestern Bell Telephone Company, Pacific Bell (which also includes Pacific Bell Information Services), The Southern New England Telephone Company and Nevada Bell. SBC's principal Wireless subsidiaries are Southwestern Bell Mobile Systems, Inc., Pacific Bell Mobile Services and SNET Cellular, Inc. SBC's principal Directory subsidiaries are Southwestern Bell Yellow Pages, Inc., Pacific Bell Directory and SNET Information Services, Inc. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1998, SNET Information Services, Inc. recognized revenues and expenses related to publishing directories using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1998, the accounting was changed to the "issue basis" method of accounting, which recognizes the revenues and expenses at the time the related directory is published. The change in methodology was made because the issue basis method is generally followed in the publishing industry, including Southwestern Bell Yellow Pages, Inc. and Pacific Bell Directory, and better reflects the operating activity of the business.

   The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1998 as a one-time, non-cash gain applicable to continuing operations of $15, or $0.01 per share. The gain is net of deferred taxes of $11.

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the three months ended March 31, 1999 and 1998 include net income and the adjustment to shareowners' equity for the foreign currency translation adjustment.

   Following is SBC's comprehensive income:

   ----------------------------------------------------------------
    Three months ended March 31,                 1999       1998
   ----------------------------------------------------------------
   Net income                                 $  1,115    $  985
   Foreign currency translation adjustment        (19)        (8)
   ----------------------------------------------------------------
   Total comprehensive income                 $  1,096    $  977
   ================================================================

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

5. MERGER AGREEMENT WITH AMERITECH CORPORATION On May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,450 million shares). After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors and shareowners of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to certain regulatory approvals, including the Federal Communications Commission (FCC), United States Department of Justice (DOJ) and state commissions in Ohio and Illinois. In April 1999, the Public Utility Commission of Ohio approved the merger, subject to motions for rehearing. Also in April 1999, SBC and Ameritech accepted FCC Chairman William Kennard's invitation to discuss whether the FCC will craft conditions on the companies' merger to address the FCC's public interest concerns. If remaining approvals are granted, the transaction is expected to close in 1999.

   SBC and Ameritech own competing cellular licenses in several markets, including, but not limited to, Chicago, Illinois, and St. Louis, Missouri (Overlapping Cellular Licenses). In order to comply with the FCC's rules and regulations and certain provisions of the merger agreement, Ameritech, in April 1999, agreed to sell 20 Midwestern cellular properties, including properties with the Overlapping Cellular Licenses. The proposed sale also addresses DOJ conditions for approval of the merger.

   In May 1999, the Indiana Utility Regulatory Commission (IURC) issued an order finding that the merger is subject to their approval. The order does not specifically address how the approval process would take place and a prehearing conference is scheduled for May 27, 1999. SBC believes that the IURC does not have jurisdiction in this matter.

6. COMPLETION OF MERGERS On April 1, 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

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

   During the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger integration processes. Review

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   teams examined operational functions and evaluated all strategic initiatives. As a result of this review, SBC announced net after-tax charges of $268 related to strategic decisions arising from the review and expensing of merger-related costs incurred by SNET.

   One-time charges related to the strategic decisions reached by the review teams totaled $403 ($249 after tax) in the fourth quarter of 1998 and $2 billion ($1.3 billion after tax) in the second quarter of 1997. At March 31, 1999 and December 31, 1998, remaining accruals for anticipated cash expenditures related to these decisions were approximately $306 and $323.

7. PACIFIC TELESIS GROUP FINANCIAL INFORMATION The following tables present summarized financial information for PAC:

   --------------------------------------------------------------------
                                                March 31,  December 31,
                                                   1999        1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   3,407    $    3,037
   Noncurrent assets                          $  15,539    $   15,428
   Current liabilities                        $   5,290    $    5,278
   Noncurrent liabilities                     $  10,564    $   10,482
   ====================================================================

   --------------------------------------------------------------------
   Three months ended March 31,                   1999          1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   2,974    $    2,772
   Operating income                           $     779    $      610
   Net income                                 $     437    $      290
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

8. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the three months ended March 31, 1999 and 1998 are shown in the table below.

   -------------------------------------------------------------------
                                                   Three months ended
                                                       March 31,
                                                ----------------------
                                                     1999       1998
   -------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
       accounting change                         $  1,115      $ 970
   -------------------------------------------------------------------
     Dilutive potential common shares:
       Other stock-based compensation                   1          1
   -------------------------------------------------------------------
   Numerator for diluted earnings per share      $  1,116      $ 971
   ===================================================================
   Denominators
   Denominator for basic earnings per share:
     Weighted average number of common
       shares outstanding (000)                 1,961,685  1,956,695
   -------------------------------------------------------------------
   Dilutive potential common shares (000):
     Stock options                                 25,183     21,220
     Other stock-based compensation                 6,033      5,234
   -------------------------------------------------------------------
   Denominator for diluted earnings per share   1,992,901  1,983,149
   ===================================================================
   Basic earnings per share:
     Income before cumulative effect of
       accounting change                           $ 0.57     $ 0.49
     Cumulative effect of accounting change             -       0.01
   -------------------------------------------------------------------
     Net income                                    $ 0.57     $ 0.50
   ===================================================================
   Diluted earnings per share:
     Income before cumulative effect of
       accounting change                           $ 0.56     $ 0.49
     Cumulative effect of accounting change             -       0.01
   -------------------------------------------------------------------
     Net income                                    $ 0.56     $ 0.50
   ===================================================================

9. SEGMENT  INFORMATION SBC has four reportable  segments:  Wireline,  Wireless,
   Directory and Other. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Directory segment sells advertising for and publication of yellow pages and white pages directories and electronic publishing. The Other segment includes SBC's international investments and other domestic operating subsidiaries.

   SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items. There were no normalizing items for the quarters ended March 31, 1999 or 1998.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   The following tables present segment information for SBC.

   -----------------------------------------------------------------------
                                Revenues                 Income
                                from                     before
   At March 31, 1999 or for     external   Intersegment  income    Segment
   the three months ended       customers  revenues      taxes     assets
   -----------------------------------------------------------------------
   Wireline                     $  5,635     $    32   $  1,298  $  33,851
   Wireless                        1,093           -        133      7,106
   Directory                         557          27        270      1,281
   Other                              23           -         62      2,786
   Corporate, Adjustments &
    Eliminations                       9         (59)       (14)       372
   -----------------------------------------------------------------------
   Total                        $  7,317     $     -   $  1,749  $  45,396
   =======================================================================

   -----------------------------------------------------------------------
                                Revenues                 Income
                                from                     before
   At March 31, 1998 or for     external   Intersegment  income    Segment
   the three months ended       customers  revenues      taxes     assets
   -----------------------------------------------------------------------
   Wireline                     $  5,314     $    56   $  1,093  $  32,191
   Wireless                          946           1         95      6,995
   Directory                         528          26        247      1,216
   Other                              18           -        142      3,249
   Corporate, Adjustments &
    Eliminations                      49         (83)       (44)     1,268
   -----------------------------------------------------------------------
   Total                        $  6,855     $     -   $  1,533  $  44,919
   =======================================================================

10.SOFTWARE COSTS The American Institute of Certified Public Accountants has issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SBC's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income for the quarter ended March 31, 1999 by approximately $28 or $0.01 per share.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the first quarter of 1999 and 1998 are summarized as follows:

-------------------------------------------------------------------------------
                                                       Three-Month Period
                                                 ------------------------------
                                                                      Percent
                                                   1999      1998     Change
-------------------------------------------------------------------------------
Operating revenues                               $  7,317  $  6,855     6.7%
Operating expenses                               $  5,324  $  5,080     4.8%
Operating income                                 $  1,993  $  1,775    12.3%
Income before income taxes and cumulative
 effect of accounting change                     $  1,749  $  1,533    14.1%
Income before cumulative effect of accounting
 change                                          $  1,115  $    970    14.9%
Cumulative effect of accounting change                  -  $     15     -
Net income                                       $  1,115  $    985    13.2%
===============================================================================

In the first quarter of 1998, SBC's net income reflected a cumulative effect of accounting change related to accounting for directory revenues and expenses (see
Note 3 of Notes to Consolidated Financial Statements). SBC reported net income for the first quarter of 1999 of $1,115, or $0.56 per share assuming dilution, compared to $985, or $0.50 per share assuming dilution, in the first quarter of 1998. The primary factors contributing to this increase were growth in demand for services and products in SBC's landline telephone, cellular and Personal Communication Services (PCS) operations and a slowing of growth in operating expenses due to merger related initiatives and benefits.

Segment Results SBC has four reportable segments: Wireline, Wireless, Directory and Other. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Directory segment sells advertising for and publication of yellow pages and white pages directories and electronic publishing. The Other segment includes SBC's international investments and other domestic operating subsidiaries.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items (see Note 9 of Notes to Consolidated Financial Statements). Income before income taxes includes operating income, interest expense, equity in net income of affiliates and other income (expense) - net. Operating income includes operating revenues, operations and support and depreciation and amortization expense. There were no normalizing items for the quarters ended March 31, 1999 or 1998. Components of income before income taxes by segment for the first quarter of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                        Three-Month Period
                                                 -------------------------------
                                                                        Percent
                                                   1999      1998       Change
--------------------------------------------------------------------------------
Wireline                                         $  1,298  $ 1,093        18.8%
Wireless                                              133       95        40.0
Directory                                             270      247         9.3
Other                                                  62      142       (56.3)
Corporate, adjustments & eliminations                 (14)     (44)        -
--------------------------------------------------------------------
Total Income Before Income Taxes                 $  1,749  $ 1,533        14.1%
================================================================================

Changes in income before income taxes in the Wireline, Wireless and Directory segments primarily reflect increases in operating income discussed below. Changes in operations included in the Other segment's income before income taxes result primarily from the changes in other income (expense) - net discussed below; changes in this line also impacted the Wireline segment.

Operating Income Components of operating income by segment for the first quarter of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                       Three-Month Period
                                                 -------------------------------
                                                                        Percent
                                                   1999      1998       Change
--------------------------------------------------------------------------------
Wireline                                         $  1,481  $ 1,315        12.6%
Wireless                                              205      174        17.8
Directory                                             272      247        10.1
Other                                                 (11)      (6)        -
Corporate, adjustments & eliminations                  46       45         -
--------------------------------------------------------------------
Total Operating Income                           $  1,993  $ 1,775        12.3%
================================================================================

Components of segment operating revenues and expenses and discussion of the segment results for the first quarter of 1999 and 1998 follow.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Revenues SBC's operating revenues increased $462, or 6.7%, in the first quarter of 1999. Components of operating revenues by segment for the first quarter of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                       Three-Month Period
                                                 -------------------------------
                                                                        Percent
                                                   1999      1998       Change
--------------------------------------------------------------------------------
Wireline                                         $  5,667  $ 5,370         5.5%
Wireless                                            1,093      947        15.4
Directory                                             584      554         5.4
Other                                                  23       18        27.8
Corporate, adjustments & eliminations                 (50)     (34)        -
--------------------------------------------------------------------
Total Operating Revenues                         $  7,317  $ 6,855         6.7%
================================================================================

Wireline

Wireline operating revenues increased $297, or 5.5%, in the first quarter of 1999. Components of Wireline operating revenues for the first quarter of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period
                                               ---------------------------------
                                                                       Percent
                                                  1999        1998      Change
--------------------------------------------------------------------------------
Local service                                   $  2,845    $  2,707       5.1%
Network access:
  Interstate                                       1,229       1,137       8.1
  Intrastate                                         459         466      (1.5)
Long distance service                                557         589      (5.4)
Other                                                577         471      22.5
----------------------------------------------------------------------
Total Wireline                                  $  5,667    $  5,370       5.5%
================================================================================

      Local service revenues increased $138, or 5.1%, in the first quarter of 1999 due primarily to increases in demand which totaled approximately $134, including increases in access lines and vertical services revenues. The number of access lines increased by 4.0%. Approximately 40% of access line growth was due to sales of additional access lines to existing residential customers. Approximately 46% of the access line growth was in California and 31% was in Texas. Access lines in Texas and California account for approximately 75% of SBC's access lines. Vertical services revenues, which include custom calling services, call control options, Caller ID, voice mail and other enhanced services, increased by approximately 19% and totaled more than $510 for the first quarter of 1999.

      Local service revenues also increased as a result of regulatory actions that also had the effect of decreasing one or more other types of operating revenues. In the first quarter of 1999, the introduction of extended area service plans and the introduction of the California High Cost Fund (CHCFB) collectively increased local service revenues by approximately $34 and decreased long distance revenues by approximately $30 and intrastate network access revenues by approximately $13. The net effect on Wireline operating revenues was a reduction of approximately $9 in the first quarter of 1999. The California Public Utilities Commission
      (CPUC) has stated that the CHCFB is

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      intended to directly subsidize the provision of service to high cost areas and allow Pacific Bell (PacBell) to set competitive rates for other services. The increases in local services revenues were partially offset by decreases due to rate reductions under CPUC price cap orders of approximately $24 and reductions in pay phone per call compensation rates of approximately $9.

      Network access Interstate network access revenues increased $92, or 8.1%, in the first quarter of 1999 due largely to increases in demand for access services by interexchange carriers, and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $109. In addition, customer number portability cost recovery, which began in February 1999, contributed approximately $29 to the increase. Partially offsetting these increases were the effects of rate reductions related to the Federal Communication Commission's (FCC) productivity factor adjustment, access reform and other changes totaling approximately $48.

      Intrastate network access revenues decreased $7, or 1.5%, in the first quarter of 1999. Increases in demand at Southwestern Bell Telephone Company (SWBell), PacBell, The Southern New England Telephone Company and Nevada Bell (collectively referred to as the Telephone Companies) totaled approximately $28, including usage by alternative intraLATA toll carriers. These increases were offset by state regulatory rate reductions totaling approximately $20 and the effects of the CHCFB described above in local service totaling approximately $13.

      Long distance service revenues decreased $32, or 5.4%, in the first quarter of 1999. Long distance service revenues decreased due to the effect of the regulatory shifts discussed in local service above related to the CHCFB and the introduction of extended area service plans of approximately $30, price competition from alternative intraLATA toll carriers of approximately $9 and regulatory rate orders of approximately $2. These decreases were partially offset by increased revenues related to the net effect of local exchange carrier billing settlements of approximately $9. Revenues also increased due to increased toll messages and demand at PacBell totaling approximately $3 and increased customer migration to SNET All Distance of approximately $2.

      Other operating revenues increased $106, or 22.5%, in the first quarter of 1999 due primarily to increased sales from nonregulated products and services at the Telephone Companies totaling approximately $48, increased equipment sales at the Telephone Companies of approximately $42 and revenues from new business initiatives, primarily Internet services, totaling approximately $16.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Wireless

Wireless operating revenues increased $146, or 15.4%, in the first quarter of 1999. Components of Wireless operating revenues for the first quarter of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------
                                                      Three-Month Period
                                               --------------------------------
                                                                       Percent
                                                  1999        1998      Change
--------------------------------------------------------------------------------
Subscriber                                      $    985    $    867      13.6%
Other                                                108          80      35.0
----------------------------------------------------------------------
Total Wireless                                  $  1,093    $    947      15.4%
================================================================================

      Subscriber revenues consist of local service and wireless long distance. Wireless subscriber revenues increased $118, or 13.6%, in the first quarter of 1999 due primarily to growth in the number of customers of 17.8% and an increase in long distance revenues, including roaming revenues. These increases were partially offset by declines in average revenue per customer. At March 31, 1999, SBC had 6,142,000 traditional cellular customers, including resale customers and 1,008,000 PCS customers.

      Other wireless revenues increased $28, or 35%, in the first quarter of 1999 due primarily to increases in equipment revenue attributable to growth in the number of customers and conversion to digital equipment.

Directory

Directory operating revenues increased $30, or 5.4%, in the first quarter of 1999. Directory operating revenues for the first quarter of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------
                                                      Three-Month Period
                                               --------------------------------
                                                                       Percent
                                                  1999        1998      Change
--------------------------------------------------------------------------------
Total Directory                                 $    584    $    554       5.4%
================================================================================

      Directory operating revenues increased in the first quarter of 1999 due mainly to increased demand, including benefits from sales initiatives developed in the merger integration process. Partially offsetting the increase was approximately $8 related to net change in directories published, as compared to the first quarter of 1998.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Expenses SBC's operating expenses increased $244, or 4.8%, in the first quarter of 1999. Components of operating expenses by segment for the first quarter of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------
                                                         Three-Month Period
                                                      --------------------------
                                                                         Percent
                                                        1999     1998    Change
--------------------------------------------------------------------------------
Wireline                                              $  4,186 $  4,055    3.2%
Wireless                                                   888      773   14.9
Directory                                                  312      307    1.6
Other                                                       34       24   41.7
Corporate, adjustments & eliminations                      (96)     (79)  21.5
------------------------------------------------------------------------
Total Operating Expenses                              $  5,324 $  5,080    4.8%
================================================================================

      Operations and support SBC's operations and support increased $198, or 5.1%, in the first quarter of 1999. Components of operations and support expenses by segment for the first quarter of 1999 and 1998 are as follows:

      -------------------------------------------------------------------------
                                                         Three-Month Period
                                                      -------------------------
                                                                         Percent
                                                        1999     1998    Change
      -------------------------------------------------------------------------
      Wireline                                        $ 3,109  $  3,026    2.7%
      Wireless                                            736       634   16.1
      Directory                                           304       298    2.0
      Other                                                34        24   41.7
      Corporate, adjustments & eliminations              (106)     (103)   2.9
      ------------------------------------------------------------------
      Total operations and support                    $ 4,077  $  3,879    5.1%
      =========================================================================

      Wireline operations and support increased $83, or 2.7%, in the first quarter of 1999. The increase includes costs of approximately $44 related to progress in the merger implementation process including centralizing support functions and other merger initiatives at SWBell and PacBell. Offsetting these increased costs were reductions in the first quarter of 1999 including lower contract labor costs, benefit costs, costs associated with customer number portability and right to use fees totaling approximately $48. These reductions primarily resulted from the realization of merger initiative benefits, offset by normal growth in operations and support expenses. Also offsetting the increases in operations and support were reduced costs for interconnection and regulatory mandated network enhancements of approximately $18 and reduced other non-labor costs of approximately $12. Another offset to the increase was the change in accounting for software costs (see Note 10 of Notes to Consolidated Financial Statements), which resulted in approximately $38 of such costs being capitalized rather than expensed at March 31, 1999. Operations and support expense increases in the first quarter of 1999 also includes costs associated with reciprocal compensation for the termination of Internet traffic of approximately $32 at the Telephone Companies. In addition, increased expenses of approximately $40 related to other business initiatives, primarily voicemail, Internet and cable. Additional costs in the first quarter of 1999 totaling approximately $102 related to increased wages and salaries, materials and research and development costs.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Wireless expenses increased $102, or 16.1%, in the first quarter of 1999 due primarily to growth in the number of customers and increased equipment sales. These increases were partially offset by a 10% decrease in customer acquisition costs.

      Directory expenses increased $6, or 2.0%, in the first quarter of 1999 as employee-related costs increased due to increased demand and a net change in directories published. This increase was partially offset by decreased product-related costs due to benefits from merger initiatives.

      Depreciation and amortization SBC's depreciation and amortization expense increased $46, or 3.8%, in the first quarter of 1999. Components of depreciation and amortization expense by segment for the first quarter of 1999 and 1998 are as follows:

      --------------------------------------------------------------------------
                                                          Three-Month Period
                                                       -------------------------
                                                                         Percent
                                                         1999      1998  Change
      --------------------------------------------------------------------------
      Wireline                                         $ 1,077  $  1,029   4.7%
      Wireless                                             152       139   9.4
      Directory                                              8         9 (11.1)
      Other                                                  -         -   -
      Corporate, adjustments & eliminations                 10        24 (58.3)
      ------------------------------------------------------------------
      Total depreciation and amortization              $ 1,247  $  1,201   3.8%
      ==========================================================================

      Depreciation and amortization expense is primarily in the Wireline and Wireless segments. Depreciation and amortization increased in the first quarter of 1999 due primarily to increased depreciation expense of approximately $49 in the Wireline segment and approximately $13 in the Wireless segment resulting from overall higher plant levels. The increases were partially offset by reduced depreciation expense of approximately $7 related to retirement of analog switching equipment in Connecticut and reduced depreciation expense of approximately $14 due to the sale of certain cable TV operations.

Interest expense decreased $33, or 12.9%, in the first quarter of 1999. This decrease was due primarily to reductions resulting from both lower average debt levels and lower weighted average rates of interest.

Equity in net income of affiliates increased $9, or 17%, in the first quarter of 1999 due primarily to increases from SBC's investment in Telefonos de Mexico, S.A. de C.V. (Telmex), SBC's wireless operations and SBC's investments in French cellular communications totaling $20. These increases were partially offset by reduced equity in net income from SBC's investment in Telkom SA Limited, resulting from the impact of the decline in the value of the rand and higher maintenance expenses, including weather related-expenses. Also offsetting the increase were higher expenditures on wireless activities in Switzerland.

Other income (expense) - net was net expense of $83 and $39 in the first quarter of 1999 and 1998. Expenses for the first quarter of 1999 increased $56 due to higher appreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares in the first quarter of 1999 than in 1998. Also affecting comparisons in the first quarter of 1998 was other income of approximately $158 related to receipt of a special dividend from a software affiliate, approximately $133 of other expense related to the impairment of an international investment and investments in certain wireless technologies, primarily wireless video and approximately $14 in expense for the write off of call premiums and unamortized discounts on early retirement of debt at SWBell. The first quarter of 1999 also included a

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

gain of approximately $24 recognized from the sale of certain discontinued plant related to Advanced Communications Network (ACN). In 1997, ACN was impaired in conjunction with strategic initiatives arising from the merger with PAC.

Income Taxes increased $71, or 12.6%, in the first quarter of 1999 due primarily to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

IntraLATA Toll Dialing Parity In a January 1999 decision, the United States Supreme Court (Supreme Court) ruled that the FCC had the authority to issue rules to guide the state commissions in implementing intrastate and intraLATA dialing parity. In March 1999, the FCC released an order establishing new deadlines by which local exchange carriers (LECs) must implement dialing parity for intraLATA long distance calls. Specifically, the FCC ordered carriers whose dialing parity plans had been approved by a state commission to implement dialing parity no later than May 7, 1999. Carriers that had not filed dialing parity plans with their state commissions were required to do so by April 22, 1999. If state commissions have not approved the plans by June 22, 1999, the carriers must file them with the FCC for approval. Carriers will be required to implement dialing parity within 30 days of state or FCC approval. SBC anticipates that implementation of dialing parity will contribute to a loss of intraLATA long distance revenue in 1999.

In California, Nevada, Texas and Kansas, the Telephone Companies began providing dialing parity in early May 1999. SWBell began providing dialing parity in Oklahoma on March 25, 1999. In Arkansas and Missouri, SWBell filed dialing parity plans in accordance with the April 22, 1999 FCC deadline. SWBell is scheduled to provide dialing parity in Arkansas in May 1999 and in Missouri by the date ordered by the state commission, which is expected to be during the second quarter of 1999.

In March 1999, U S WEST, Inc. (U S West) filed pleadings in the Eighth Circuit Court of Appeals (Eighth Circuit) challenging both the validity of the FCC's March 1999 order and the authority of the FCC to determine the date by which a state must provide intraLATA dialing parity. While SBC believes that the pleadings of U S West are meritorious, at present, it is uncertain how the Eighth Circuit will rule on these pleadings.

InterLATA Long Distance Application SBC continues to seek entry into interLATA long distance by requesting favorable recommendation from state commissions and approval from the FCC. In April 1999, the Texas Public Utility Commission (TPUC) conditionally approved SWBell's interLATA long distance application, noting that SWBell has met the 14-point checklist requirements of the Telecommunications Act of 1996, intended to ensure its local market in Texas is open to competition. A final decision by the TPUC on whether to recommend SWBell's in-region interLATA long distance application to the FCC is expected when systems testing is completed in mid-1999. Once approved, the FCC will then have 90 days to rule on the application.

Pay Phone Per Call Compensation In February 1999, the FCC issued a ruling that reduced the pay phone dial-around access or toll free call rate from 28.4 cents to 24 cents per call effective in April 1999. In addition, the FCC order determined that a reduced rate of 23.8 cents per call be applied retroactively from October 1997 to April 1999. The retroactive rate change did not significantly affect SBC's first quarter of 1999 results of operations.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by LECs. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period, beginning in February 1999. SBC began recovering LNP costs at the rates of 48 cents to 50 cents per access line per month. These rates are currently the subject of an FCC inquiry, which is expected to be completed by mid-1999. Although SBC cannot currently predict the results of this rate inquiry, it is not expected to have a material impact on SBC's results of operations or financial position.

Texas Public Utility Regulatory Act Under the Texas Public Utility Regulatory Act, which became effective in May 1995, SWBell elected to move from rate of return regulation to price regulation with elimination of earnings sharing. Basic local service rates are capped at existing levels for four years following the election, i.e., until September 1999. The TPUC is prohibited from reducing switched access rates charged by LECs to interexchange carriers while rates are capped. The Texas legislature is currently considering many aspects of telecommunications regulation, including access fees and pricing flexibility. The TPUC may also consider these factors. The outcome of legislation or TPUC rulings, if any are enacted or issued, on these matters is not determinable at this time.

FCC Audit In March  1999,  the FCC  released  the  results  of its 1997 audit of regional holding companies' (RHCs) and GTE Corporation's (GTE) telecommunications and other equipment. The FCC's audit alleged that each of the RHCs and GTE were missing millions of dollars in equipment. Specifically, the audit alleged that SBC subsidiaries were missing $1.7 billion in equipment. SBC believes that the audit methodology was flawed and amounts of "missing" equipment dramatically overstated. For example, the FCC's auditors sometimes labeled equipment as missing because it was not in the precise location indicated in the property records, even if it had been relocated. In April 1999, the FCC opened an inquiry on the audit's ramifications. Among other things, the FCC is interested in feedback on the audit methodology and statistical validity, the impact of the audit findings on telephone customers and what action the FCC should take against the RHCs and GTE. As SBC uses composite group depreciation accounting for its telephone plant, most reductions in plant levels (e.g., sales, retirements) are not reflected in earnings, but are reflected as changes in accumulated depreciation. Accordingly, if a write down of equipment is required, it is not expected to have a material impact on SBC's results of operations or financial position.

OTHER BUSINESS MATTERS

Cumulative Effect of Change in Accounting See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change in directory accounting at SNET Information Services, Inc.

Pending Mergers See Note 5 of Notes to Consolidated Financial Statements for a discussion of the merger agreement with Ameritech Corporation.

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. FAS 133 must be adopted for years beginning after June 15, 1999, with earlier adoption permitted. Management is currently evaluating the impact of the change in accounting required by FAS 133, but is not able to quantify the effect at this time.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued


See Note 10 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Acquisition On May 3, 1999, SBC and Telmex announced they have agreed to acquire Cellular Communications of Puerto Rico Inc. (Cellular Communications) in a transaction valued at $814. Under the terms of the agreement, SBC and Telmex will pay approximately $464 in cash and assume Cellular Communications' long-term debt of $350. The transaction will be accounted for through the purchase accounting method. SBC will own between a 51% and 75% interest in Cellular Communications at closing. Cellular Communications offers wireless services under the Cellular One brand name to more than 330,000 subscribers in Puerto Rico and the U.S. Virgin Islands. The company also offers paging and long distance service in Puerto Rico and is looking to offer wireline phone service in San Juan. The transaction, pending approval by Cellular Communications shareholders and regulators, is expected to be completed in the third quarter.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Companywide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new millennium.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

The inventory and assessment phase is estimated to require 20% of the overall effort and includes the identification of items (i.e., line-by-line review of software code, switch generics, vendor products, etc.) that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase has been completed. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 117,000 personal computers and coordinating with 1,500 suppliers of 15,000 products to obtain adequate assurance they will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes is the second phase of the process and is estimated to require 25% of the overall effort. This activity involves modifying program code, upgrading computer software and upgrading or replacing hardware. As of March 31, 1999, SBC had completed 96% of the hardware and software fixes.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is 89% complete. Contingency plans and backup systems are currently being written.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety-three percent of the deployment phase was completed as of March 31, 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

SBC has budgeted $265 on the entire project, with approximately $171 spent through March 31, 1999. As testing and hardware and software fixes are estimated to require most of the expenditures, there is not a strict correlation between expenditures and project completion.

The activities involved in SBC's Year 2000 project necessarily require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

LIQUIDITY AND CAPITAL RESOURCES

SBC had $547 in cash and cash equivalents available at March 31, 1999. During the first quarter of 1999, as in 1998, SBC's primary source of funds continued to be cash provided by operating activities. SBC has entered into agreements with several banks for lines of credit totaling $1,460, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of March 31, 1999. Commercial paper borrowings as of March 31, 1999 totaled $1,112.

SBC's investing activities during the first quarter of 1999 consist of $1,399 in construction and capital expenditures, primarily in the Wireline and Wireless segments. SBC expects capital expenditures to be between $6,400 and $6,800 in 1999.

In February 1998, SBC called $630 of long-term debt for retirement, including $175 at PacBell and $425 at SWBell, and issued approximately $200 in debentures at PacBell due February 2008 and approximately $200 in debentures at SWBell due March 2048. Cash paid for dividends in the first quarter of 1999 was $455, or 4.1% higher than in the first quarter of 1998 due to an increase in dividends per share to $0.24375 from $0.23375.

SBC COMMUNICATIONS INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Dollars in millions except per share amounts

There has been no material change in SBC's market risks since December 31, 1998. As planned, in March 1999 SBC completely exited the AirTouch Communications, Inc. (AirTouch) equity swap contract that expired in April 1999. SBC did not enter any new hedge for the remaining liability on its balance sheet for the unexercised AirTouch employee options. As a result, SBC will record in operations and support future changes in the value of underlying employee stock option exposure when AirTouch common stock deviates from $96 per share without any offsetting hedge. As of March 31, 1999, there were approximately 338,000 employee options still outstanding, with the last option grant expiring in January 2003.

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

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 1999, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 1,026 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $47.50 to $57.687, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On January 8, 1999, SBC filed a report on Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC included a press release discussing its segment information by quarter for 1998 and 1997.

      On January 21, 1999, SBC filed a report on Form 8-K, reporting on Item 5. Other Events. In the report, SBC included a press release discussing its fourth quarter and annual earnings for 1998.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




May 11, 1999                              /s/ Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer