Form 10-K/A
period 1998-12-31
SBC COMMUNICATIONS INC
filed 1999-06-28
CIK 732717

FORM l0-K/A


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

 |X|              Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1998

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

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1998 on Form 10-K as set forth in the pages attached hereto:

(1)  Exhibit  99-d  Annual  Report  on Form  11-K for the SNET  Bargaining  Unit
                    Retirement Savings Plan for the year 1998.

(2)  Exhibit  99-e  Annual Report on Form 11-K for the SNET  Management
                    Retirement Savings and Security Plan for the year 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 1999.

                                SBC COMMUNICATIONS INC.

                                By /s/ Donald E. Kiernan
                                   ------------------------------
                                   Donald E. Kiernan
                                   Senior Vice President, Treasurer
                                     and Chief Financial Officer
June 28, 1999

                            Exhibits to Form 10-K

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

     3-c Bylaws dated June 26, 1998. (Exhibit 3-c to Form 10-K for 1998.)

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

     10-r   1996 Stock and Incentive Plan. (Exhibit 10-r to Form 10-K for 1998.)

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

            10-x(i) Resolutions amending the Plan, effective April 1, 1994. (Exhibit 10xx(i) to Form 10-K for 1994 of Pacific Telesis Group (Reg. 1-8609).)

     12 Computation of Ratios of Earnings to Fixed Charges. (Exhibit 12 to Form 10-K for 1998.)

     13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1998. Only the information incorporated by reference into this Form 10-K is included in the exhibit.
            (Exhibit 13 to Form 10-K for 1998.)

     21     Subsidiaries of SBC.  (Exhibit 21 to Form 10-K for 1998.)

     23-a   Consent of Ernst & Young LLP. (Exhibit 23-a to Form 10-K for 1998.)

     23-b Consent of PricewaterhouseCoopers LLP. (Exhibit 23-b to Form 10-K for 1998.)

     24     Powers of Attorney.  (Exhibit 24 to Form 10-K for 1998.)

     27     Financial Data Schedule.  (Exhibit 27 to Form 10-K for 1998.)

     99-a   Report  of  Independent  Accountants   PricewaterhouseCoopers   LLP.
            (Exhibit 99-a to Form 10-K for 1998.)

     99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1998 to be filed under Form 10-K/A.

     99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1998 to be filed under Form 10-K/A.

     99-d Annual report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the year 1998.

     99-e Annual report on Form 11-K for the SNET Management Retirement Savings Plan for the year 1998.