Form 10-K/A
period 1998-12-31
SBC COMMUNICATIONS INC
filed 1999-06-29
CIK 732717

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

(1) Exhibit 99-a         Report of Independent Accountants.

(2) Exhibit 99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1998.

(3) Exhibit 99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June, 1999.

                                   SBC COMMUNICATIONS INC.

                                By /s/ Donald E. Kiernan
                                   ------------------------------
                                   Donald E. Kiernan
                                   Senior Vice President,
                                   Treasurer
                                     and Chief Financial Officer
June 29, 1999