Form 10-Q
period 1999-06-30
SBC COMMUNICATIONS INC
filed 1999-08-06
CIK 732717

FORM 10-Q


                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At July 30, 1999, 1,967,302,612 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-----------------------------------------------------------------------------------------
                                                 Three months ended   Six months ended
                                                      June 30,            June 30,
                                                -----------------------------------------
                                                   1999      1998      1999      1998
-----------------------------------------------------------------------------------------
Operating Revenues
Landline local service                         $   2,897  $   2,777  $  5,727  $  5,459
Wireless subscriber                                1,107        955     2,092     1,822
Network access                                     1,718      1,644     3,403     3,247
Long distance service                                552        593     1,109     1,183
Directory advertising                                419        436       991       986
Other                                                702        625     1,390     1,188
-----------------------------------------------------------------------------------------
Total operating revenues                           7,395      7,030    14,712    13,885
-----------------------------------------------------------------------------------------

Operating Expenses
Operations and support                             4,175      3,978     8,252     7,857
Depreciation and amortization                      1,273      1,235     2,520     2,436
-----------------------------------------------------------------------------------------
Total operating expenses                           5,448      5,213    10,772    10,293
-----------------------------------------------------------------------------------------
Operating Income                                   1,947      1,817     3,940     3,592
-----------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                    (213)      (260)     (436)     (516)
Equity in net income of affiliates                    92         73       154       126
Other income (expense) - net                           3        (39)      (80)      (78)
-----------------------------------------------------------------------------------------
Total other income (expense)                        (118)      (226)     (362)     (468)
-----------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Change                      1,829      1,591     3,578     3,124
-----------------------------------------------------------------------------------------
Income Taxes                                         653        571     1,287     1,134
-----------------------------------------------------------------------------------------
Income Before Cumulative Effect
  of Accounting Change                             1,176      1,020     2,291     1,990
-----------------------------------------------------------------------------------------
Cumulative Effect of Accounting
  Change, net of tax                                   -          -         -        15
-----------------------------------------------------------------------------------------
Net Income                                     $   1,176  $   1,020  $  2,291  $  2,005
=========================================================================================

Earnings Per Common Share:
Income Before Cumulative Effect
  of Accounting Change                         $    0.60  $    0.52  $   1.17  $   1.01
Net Income                                     $    0.60  $    0.52  $   1.17  $   1.02
-----------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect
  of Accounting Change                         $    0.59  $    0.51  $   1.15  $   1.00
Net Income                                     $    0.59  $    0.51  $   1.15  $   1.01
-----------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                 1,964      1,958     1,963     1,957
-----------------------------------------------------------------------------------------
Dividends Declared Per Common Share            $ 0.24375  $ 0.23375  $ 0.4875  $ 0.4675
=========================================================================================

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                   --------------  -------------
                                                         1999            1998
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     848        $    460
Accounts receivable - net of allowances for
  uncollectibles of $461 and $472                         5,342           5,790
Prepaid expenses                                            678             414
Deferred income taxes                                       666             489
Other current assets                                        339             385
--------------------------------------------------------------------------------
Total current assets                                      7,873           7,538
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  75,441          73,466
  Less: Accumulated depreciation and amortization        45,083          43,546
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      30,358          29,920
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $802 and $741                           3,202           3,087
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,430           2,514
--------------------------------------------------------------------------------
Other Assets                                              2,197           2,007
--------------------------------------------------------------------------------
Total Assets                                          $  46,060        $ 45,066
================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   1,011        $  1,551
Accounts payable and accrued liabilities                  6,095           6,774
Accrued taxes                                             1,790           1,206
Dividends payable                                           480             458
--------------------------------------------------------------------------------
Total current liabilities                                 9,376           9,989
--------------------------------------------------------------------------------
Long-Term Debt                                           11,350          11,612
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     2,339           1,990
Postemployment benefit obligation                         5,099           5,220
Unamortized investment tax credits                          327             359
Other noncurrent liabilities                              2,165           2,116
--------------------------------------------------------------------------------
Total deferred credits and other
  noncurrent liabilities                                  9,930           9,685
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       1,988           1,988
Capital in excess of par value                            9,205           9,139
Retained earnings                                         4,731           3,396
Guaranteed obligations of employee stock
  ownership plans                                          (109)           (147)
Deferred compensation - LESOP                               (78)            (82)
Treasury shares (at cost)                                  (721)           (882)
Accumulated other comprehensive income (loss)              (612)           (632)
--------------------------------------------------------------------------------
Total shareowners' equity                                14,404          12,780
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  46,060        $ 45,066
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------
                                                       Six months ended
                                                           June 30,
                                                      -------------------
                                                        1999      1998
-------------------------------------------------------------------------
Operating Activities
Net income                                             $  2,291  $  2,005
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           2,520     2,436
  Undistributed earnings from investments
    in equity affiliates                                   (111)       (4)
  Provision for uncollectible accounts                      226       251
  Amortization of investment tax credits                    (32)      (36)
  Deferred income tax expense                               298       105
  Cumulative effect of accounting change, net of tax          -       (15)
  Other - net                                              (417)     (991)
-------------------------------------------------------------------------
Total adjustments                                         2,484     1,746
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 4,775     3,751
-------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                    (3,001)   (2,731)
Investments in affiliates                                   (33)      (21)
Purchase of short-term investments                            -       (41)
Proceeds from short-term investments                          5       269
Dispositions                                                455       109
Other                                                         1         3
--------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (2,573)   (2,412)
--------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                       (700)      231
Issuance of other short-term borrowings                       -         2
Repayment of other short-term borrowings                      -        (8)
Issuance of long-term debt                                    6       393
Repayment of long-term debt                                (328)     (822)
Issuance of common shares                                     -        46
Purchase of treasury shares                                   -      (168)
Issuance of treasury shares                                 145        99
Dividends paid                                             (937)     (895)
-------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (1,814)   (1,122)
-------------------------------------------------------------------------
Net increase in cash and cash equivalents                   388       217
-------------------------------------------------------------------------
Cash and cash equivalents beginning of year                 460       410
-------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $    848  $    627
=========================================================================

Cash paid during the six months ended June 30 for:
   Interest                                            $    439  $    570
   Income taxes, net of refunds                        $    368  $    579

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                      Guaranteed
                                                  Capital             Obligations                          Accumulated
                                                    in                of Employee                             Other
                                                  Excess                 Stock       Deferred             Comprehensive
                                          Common   of Par  Retained    Ownership   Compensation Treasury      Income
                                          Shares   Value   Earnings      Plans       - LESOP     Shares       (Loss)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                $ 1,988 $ 9,139   $ 3,396         $ (147)    $ (82)    $ (882)      $ (632)
Net income                                      -       -     2,291              -         -          -            -
Other comprehensive income                      -       -         -              -         -          -           20
Dividends to shareowners                        -       -      (958)             -         -          -            -
Reduction of debt associated with
  Employee Stock Ownership Plans                -       -         -             38         -          -            -
Cost of LESOP trust shares allocated
  to employee accounts                          -       -         -              -         4          -            -
Issuance of treasury shares                     -     (12)        -              -         -        161            -
Other                                           -      78         2              -         -          -            -
-----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                    $ 1,988 $ 9,205   $ 4,731         $ (109)    $ (78)    $ (721)      $ (612)
=======================================================================================================================

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:                1999              1998
                                                           ----------------------------
Debt ratio.................................................  44.52%            54.42%
Network access lines in service (000)......................  37,838            36,548
Resold lines (000).........................................     930               677
Access minutes of use (000,000)............................  76,550            72,806
Wireless customers (000)...................................   7,455             6,305
Number of employees........................................ 131,270           129,800

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

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. SBC's principal Wireline subsidiaries are Southwestern Bell Telephone Company, Pacific Bell (which also includes Pacific Bell Information Services), The Southern New England Telephone Company and Nevada Bell. SBC's principal Wireless subsidiaries are Southwestern Bell Mobile Systems, Inc., Pacific Bell Mobile Services and SNET Cellular, Inc. SBC's principal Directory subsidiaries are Southwestern Bell Yellow Pages, Inc., Pacific Bell Directory and SNET Information Services, Inc. (see Note 9 for further discussion regarding segments). All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

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

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the second quarter and six months ended June 30, 1999 and 1998 include net income and the adjustment to shareowners' equity for the foreign currency translation adjustment.

   Following is SBC's comprehensive income:

   ------------------------------------------------------------------------
                                     Three months ended  Six months ended
                                          June 30,           June 30,
                                     --------------------------------------
                                       1999      1998      1999     1998
   ------------------------------------------------------------------------
   Net income                        $  1,176  $  1,020  $  2,291 $  2,005
   Foreign currency translation
     adjustment                            39       (68)       20      (76)
   ------------------------------------------------------------------------
   Total comprehensive income        $  1,215  $    952  $  2,311 $  1,929
   ========================================================================

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

5. MERGER AGREEMENT WITH AMERITECH CORPORATION On May 11, 1998, SBC announced a definitive agreement to merge an SBC subsidiary with Ameritech Corporation (Ameritech) in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,450 million shares). After the merger, Ameritech will be a wholly-owned subsidiary of SBC. The transaction, which has been approved by the board of directors and shareowners of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The transaction is subject to certain regulatory approvals, including the Federal Communications Commission (FCC), United States Department of Justice (DOJ) and state commissions in Ohio and Illinois. The DOJ and the Public Utility Commission of Ohio have approved the merger. In July 1999, the Illinois Commerce Commission began a second round of hearings on the merger and is expected to issue a final ruling in the third quarter of 1999.

   In June 1999, staff members of the FCC recommended that the FCC approve the transaction, subject to certain conditions, including accelerated entry into new markets, so that SBC will offer wireline services in 30 new markets within 30 months after the merger closes. In addition, SBC will establish a separate subsidiary to provide advanced services such as Asymmetrical Digital Subscriber Line (ADSL) and will not charge residential customers minimum monthly long distance fees for at least three years after entering the long distance market. The FCC conditions require specific performance and reporting provisions and contain enforcement provisions that could potentially trigger more than $2 billion in payments if certain goals are not met. For example, failure to achieve entrance into 30 new markets within 30 months will result in a fine of $40 for each violation. The FCC is expected to issue a final order in the third quarter of 1999.

   In May 1999, the Indiana Utility Regulatory Commission (IURC) issued an order finding that the transaction was subject to their approval and held hearings concluding in July 1999. However, in July 1999, the Indiana Supreme Court vacated the IURC May order and ruled the IURC lacks jurisdiction, effectively nullifying IURC jurisdictional proceedings.

   In July 1999, the Public Utilities Commission of Nevada (PUCN) ordered SBC to show cause why it should not be required to file an application for approval of the Ameritech transaction. In August 1999, SBC and the staff of the PUCN agreed, subject to PUCN approval, to a schedule for a review of the transaction with a final decision due by September 10, 1999. The agreement also gives SBC the right to continue to pursue its right to contest PUCN jurisdiction over the transaction.

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

   Subject to obtaining timely regulatory approvals, the transaction is expected to close in the third quarter of 1999.

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

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

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

   During the fourth quarter of 1998, SBC again performed a complete review of all operations affected by the merger with SNET to determine the impact on ongoing merger integration processes. Review teams examined operational functions and evaluated all strategic initiatives. As a result of this review, SBC announced net after-tax charges of $268 related to strategic decisions arising from the review and expensing of merger-related costs incurred by SNET.

   One-time charges related to the strategic decisions reached by the review teams totaled $403 ($249 after tax) in the fourth quarter of 1998 and $2 billion ($1.3 billion after tax) in the second quarter of 1997. Remaining accruals for anticipated cash expenditures related to these decisions were approximately $229 at June 30, 1999 and $323 at December 31, 1998.

   It is expected that SBC and Ameritech will form review teams subsequent to the completion of the merger to perform comprehensive reviews of the combined companies' operations and strategic initiatives. During this review, the strategic initiatives from the PAC and SNET mergers will be incorporated. The results of any such reviews cannot be determined at this time, material accounting charges could occur.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

7. PACIFIC TELESIS GROUP FINANCIAL INFORMATION The following tables present summarized financial information for PAC:

   --------------------------------------------------------------------
                                                 June 30,  December 31,
                                                   1999        1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   3,403    $    3,037
   Noncurrent assets                          $  15,726    $   15,428
   Current liabilities                        $   5,321    $    5,278
   Noncurrent liabilities                     $  10,563    $   10,482
   ====================================================================


   --------------------------------------------------------------------
   Six months ended June 30,                      1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   5,922    $    5,520
   Operating income                           $   1,520    $    1,306
   Net income                                 $     811    $      628
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

8. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the second quarter and six months ended June 30, 1999 and 1998 are shown in the table below.

   -------------------------------------------------------------------------------------
                                                Three months ended    Six months ended
                                                     June 30,              June 30,
                                               -----------------------------------------
                                                  1999       1998       1999       1998
   -------------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
       accounting change                      $  1,176   $  1,020   $  2,291   $  1,990
   -------------------------------------------------------------------------------------
   Dilutive potential common shares:
     Other stock-based compensation                  1          1          2          2
   -------------------------------------------------------------------------------------
       Numerator for diluted
         earnings per share                   $  1,177   $  1,021   $  2,293   $  1,992
   =====================================================================================
   Denominators
   Denominator for basic earnings per share:
     Weighted average number of common
       shares outstanding (000)              1,964,383  1,958,208  1,963,042  1,957,455
   -------------------------------------------------------------------------------------
   Dilutive potential common shares (000):
     Stock options                              25,140     21,143     25,161     21,182
     Other stock-based compensation              6,205      5,577      6,119      5,405
   -------------------------------------------------------------------------------------
       Denominator for diluted
         earnings per share                  1,995,728  1,984,928  1,994,322  1,984,042
   =====================================================================================
   Basic earnings per share:
     Income before cumulative effect of
       accounting change                        $ 0.60     $ 0.52     $ 1.17     $ 1.01
     Cumulative effect of accounting change          -          -          -       0.01
   -------------------------------------------------------------------------------------
     Net income                                 $ 0.60     $ 0.52     $ 1.17     $ 1.02
   =====================================================================================
   Diluted earnings per share:
     Income before cumulative effect of
       accounting change                        $ 0.59     $ 0.51     $ 1.15     $ 1.00
     Cumulative effect of accounting change          -          -          -       0.01
   -------------------------------------------------------------------------------------
     Net income                                 $ 0.59     $ 0.51     $ 1.15     $ 1.01
   =====================================================================================

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

   SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items. There were no normalizing items for the quarters and first six months ended June 30, 1999 and 1998.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   The following tables present segment information for SBC.

   --------------------------------------------------------------
                                Revenues                Income
                                  from                  before
   For the three months         external  Intersegment  income
   ended June 30, 1999         customers    revenues     taxes
   --------------------------------------------------------------
   Wireline                     $  5,728     $    37   $  1,300
   Wireless                        1,232           -        232
   Directory                         404          23        156
   Other                              22           -        174
   Corporate, Adjustments &
     Eliminations                      9         (60)       (33)
   --------------------------------------------------------------
   Total                        $  7,395     $     -   $  1,829
   ==============================================================

   --------------------------------------------------------------
                                Revenues                Income
                                  from                  before
   For the three months         external  Intersegment  income
   ended June 30, 1998         customers    revenues     taxes
   --------------------------------------------------------------
   Wireline                     $  5,444     $    79   $  1,197
   Wireless                        1,045           1        148
   Directory                         420          21        166
   Other                              21           -         54
   Corporate, Adjustments &
     Eliminations                    100        (101)        26
   --------------------------------------------------------------
   Total                        $  7,030     $     -   $  1,591
   ==============================================================

   -----------------------------------------------------------------------
                                Revenues                 Income
                                  from                   before
   At June 30, 1999 or for      external  Intersegment   income    Segment
   the six months ended        customers    revenues      taxes     assets
   -----------------------------------------------------------------------
   Wireline                     $ 11,363     $    69   $  2,598  $  34,220
   Wireless                        2,325           -        365      7,220
   Directory                         961          50        426      1,115
   Other                              45           -        236      2,836
   Corporate, Adjustments &
     Eliminations                     18        (119)       (47)       669
   -----------------------------------------------------------------------
   Total                        $ 14,712     $     -   $  3,578  $  46,060
   =======================================================================

   -----------------------------------------------------------------------
                                Revenues                 Income
                                  from                   before
   At June 30, 1998 or for      external  Intersegment   income    Segment
   the six months ended        customers    revenues      taxes     assets
   -----------------------------------------------------------------------
   Wireline                     $ 10,758     $   135   $  2,290  $  32,955
   Wireless                        1,991           2        243      7,038
   Directory                         948          47        413      1,105
   Other                              39           -        196      3,188
   Corporate, Adjustments &
     Eliminations                    149        (184)       (18)     1,138
   -----------------------------------------------------------------------
   Total                        $ 13,885     $     -   $  3,124  $  45,424
   =======================================================================

10.SOFTWARE COSTS The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SBC's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income by approximately $58, or $0.03 per share assuming dilution, for the second quarter of 1999, and by $86, or $0.04 per share assuming dilution, for the first six months of 1999.

11.WIRELESS  ACQUISITION  On July 8, 1999,  SBC  completed  the  acquisition  of
   Comcast Cellular Corporation (Comcast), the wireless subsidiary of Comcast Corporation, in a transaction valued at $1.8 billion including assumption of $1.4 billion in debt. The transaction will be accounted for under the purchase method of accounting. Results of operations will be included in the consolidated financial statements from the date of the acquisition. With the acquisition, SBC will add more than 850,000 subscribers in Pennsylvania, Delaware, New Jersey and Illinois.

   In July 1999, subsequent to the completion of the acquisition, SBC retired virtually all of Comcast's outstanding Senior Notes.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the second quarter and first six months of 1999 and 1998 are summarized as follows:

-----------------------------------------------------------------------------------------
                                        Second Quarter             Six-Month Period
                                  ---------------------------  --------------------------
                                                      Percent                     Percent
                                    1999     1998     Change     1999     1998     Change
-----------------------------------------------------------------------------------------
Operating revenues                 $  7,395 $  7,030    5.2%  $ 14,712  $ 13,885     6.0%
Operating expenses                 $  5,448 $  5,213    4.5%  $ 10,772  $ 10,293     4.7%
Operating income                   $  1,947 $  1,817    7.2%  $  3,940  $  3,592     9.7%
Income before income taxes and
  cumulative effect of
  accounting change                $  1,829 $  1,591   15.0%  $  3,578  $  3,124    14.5%
Income before cumulative effect
  of accounting change             $  1,176 $  1,020   15.3%  $  2,291  $  1,990    15.1%
Cumulative effect of accounting
  change                                  -        -    -            -  $     15     -
Net income                         $  1,176 $  1,020   15.3%  $  2,291  $  2,005    14.3%
=========================================================================================

SBC reported net income for the second quarter of 1999 of $1,176, or $0.59 per share assuming dilution, and for the six months ended of $2,291, or $1.15 per share assuming dilution, compared to $1,020, or $0.51 per share assuming dilution, in the second quarter of 1998 and $2,005, or $1.01 per share assuming dilution, for the first six months of 1998. In the first quarter of 1998, SBC reflected a cumulative effect of accounting change related to accounting for directory revenues and expenses (see Note 3 of Notes to Consolidated Financial Statements). The primary factors contributing to this increase were growth in demand for services and products in SBC's wireline telephone, cellular and Personal Communication Services (PCS) operations and a reduction in operating expenses due to merger related initiatives and benefits.

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

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items (see Note 9 of Notes to Consolidated Financial Statements). Income before income taxes includes operating income, interest expense, equity in net income of affiliates and other income (expense) - net. Operating income includes operating revenues, operations and support and depreciation and amortization expense. There were no normalizing items for the quarters and first six months ended June 30, 1999 or 1998. Components of income before income taxes by segment for the second quarter and first six months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------
                                   Second Quarter               Six-Month Period
                            ------------------------------ ----------------------------
                                                  Percent                      Percent
                              1999      1998      Change     1999     1998     Change
---------------------------------------------------------------------------------------
Wireline                     $  1,300 $ 1,197        8.6%  $  2,598  $ 2,290      13.4%
Wireless                          232     148       56.8        365      243      50.2
Directory                         156     166       (6.0)       426      413       3.1
Other                             174      54        -          236      196      20.4
Corporate, adjustments
  & eliminations                  (33)     26        -          (47)     (18)      -
------------------------------------------------           -------------------
Total Income Before
  Income Taxes               $  1,829 $ 1,591       15.0%  $  3,578  $ 3,124      14.5%
=======================================================================================

Changes in income before income taxes in the Wireline, Wireless and Directory segments primarily reflect increases in operating income discussed below. Changes in income before income taxes for the operations included in the Other segment result primarily from the changes in equity in net income of affiliates and other income (expense) - net discussed below; changes in this line also impacted the Wireline segment.

Operating Income Components of operating income by segment for the second quarter and first six months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------
                                   Second Quarter               Six-Month Period
                            ------------------------------ ----------------------------
                                                  Percent                      Percent
                              1999      1998      Change     1999     1998     Change
---------------------------------------------------------------------------------------
Wireline                     $  1,501 $ 1,411        6.4%  $  2,982  $ 2,726       9.4%
Wireless                          304     224       35.7        509      398      27.9
Directory                         159     169       (5.9)       431      416       3.6
Other                             (11)     (6)      83.3        (22)     (12)     83.3
Corporate, adjustments
  & eliminations                   (6)     19        -           40       64     (37.5)
------------------------------------------------           -------------------
Total Operating Income       $  1,947 $ 1,817        7.2%  $  3,940  $ 3,592       9.7%
=======================================================================================

Components of segment operating revenues and expenses and discussion of the segment results for the second quarter and first six months of 1999 and 1998 follow.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Revenues SBC's operating revenues increased $365, or 5.2%, in the second quarter of 1999 and $827, or 6.0%, for the first six months of 1999. Components of operating revenues by segment for the second quarter and first six months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                               Second Quarter               Six-Month Period
                         ----------------------------- ----------------------------
                                              Percent                       Percent
                           1999     1998      Change     1999     1998      Change
-----------------------------------------------------------------------------------
Wireline                 $  5,765  $ 5,523       4.4%   $ 11,432 $ 10,893      4.9%
Wireless                    1,232    1,046      17.8       2,325    1,993     16.7
Directory                     427      441      (3.2)      1,011      995      1.6
Other                          22       21       4.8          45       39     15.4
Corporate, adjustments
  & eliminations              (51)      (1)      -          (101)     (35)     -
--------------------------------------------           -------------------
Total Operating Revenues $  7,395  $ 7,030       5.2%   $ 14,712 $ 13,885      6.0%
===================================================================================

Wireline

Wireline operating revenues increased $242, or 4.4%, in the second quarter of 1999 and $539, or 4.9%, for the first six months of 1999. Components of Wireline operating revenues for the second quarter and first six months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                                Second Quarter              Six-Month Period
                         ----------------------------- ----------------------------
                                            Percent                        Percent
                           1999     1998     Change      1999      1998    Change
-----------------------------------------------------------------------------------
Local service            $  2,913  $  2,801     4.0%    $  5,758  $  5,508     4.5%
Network access:
  Interstate                1,258     1,162     8.3        2,487     2,299     8.2
  Intrastate                  464       482    (3.7)         923       948    (2.6)
Long distance service         554       592    (6.4)       1,111     1,181    (5.9)
Other                         576       486    18.5        1,153       957    20.5
--------------------------------------------           -------------------
Total Wireline           $  5,765  $  5,523     4.4%    $ 11,432  $ 10,893     4.9%
===================================================================================

      Local service revenues increased $112, or 4.0%, in the second quarter and $250, or 4.5%, in the first six months of 1999 due primarily to increases in demand which totaled approximately $158 for the second quarter and $327 for the first six months of 1999, including increases in access lines, vertical services and data-related services revenues. The number of access lines increased by 3.5% since June 30, 1998. Approximately 39% of access line growth was due to sales of additional access lines to existing residential customers. Approximately 45% of the access line growth was in California and 30% was in Texas. Access lines in Texas and California account for approximately 75% of SBC's access lines. Vertical services revenues, which include custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 16% and totaled more than $1.0 billion for the first six months of 1999. This increase in demand was partially offset by a decline in the public telephone business totaling nearly $50 for the second quarter and approximately $95 for the first six months of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Local service revenues also increased as a result of regulatory actions that decreased one or more other types of operating revenues. In 1999, the introduction of extended area service plans and the introduction of the California High Cost Fund (CHCFB) collectively increased local service revenues by approximately $37 for the second quarter and $71 for the first six months and decreased long distance revenues by approximately $27 for the second quarter and $57 for the first six months and intrastate network access revenues by approximately $12 for the second quarter and $25 for the first six months. The net effect on Wireline operating revenues was a reduction of approximately $2 for the second quarter and $11 for the first six months of 1999. The California Public Utilities Commission (CPUC) has stated that the CHCFB is intended to directly subsidize the provision of service to high cost areas and allow Pacific Bell (PacBell) to set competitive rates for other services. The increases in local services revenues were partially offset by decreases due to rate reductions under CPUC price cap orders of approximately $35 for the second quarter and $59 for the first six months of 1999.

      Network access Interstate network access revenues increased $96, or 8.3%, in the second quarter and $188, or 8.2%, in the first six months of 1999 due largely to increases in demand for access services by interexchange carriers, special access, and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $125 for the second quarter and $234 for the first six months of 1999. In addition, customer number portability cost recovery, net of a Federal Communications Commission
      (FCC) retroactive rate decrease in the second quarter of 1999, effective February 1999, contributed approximately $21 for the second quarter and $50 to the increase for the first six months of 1999. Partially offsetting these increases were the effects of rate reductions related to the FCC's productivity factor adjustment, access reform and other changes totaling approximately $53 for the second quarter and $101 for the first six months of 1999.

      Intrastate network access revenues decreased $18, or 3.7%, in the second quarter and $25, or 2.6%, in the first six months of 1999. Increases in demand at Southwestern Bell Telephone Company (SWBell), PacBell, The Southern New England Telephone Company (SNET) and Nevada Bell (collectively referred to as the Telephone Companies) totaled approximately $25 for the second quarter and $53 for the first six months of 1999, including usage by alternative intraLATA toll carriers. These increases were offset by state regulatory rate reductions totaling approximately $22 for the second quarter and $42 for the first six months of 1999 and the effects of the CHCFB described above in local service totaling approximately $12 for the second quarter and $25 for the first six months of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Long distance service revenues decreased $38, or 6.4%, in the second quarter and $70, or 5.9%, in the first six months of 1999. Long distance service revenues decreased due to the effects of regulatory shifts of approximately $28 in the second quarter and $57 for the first six months of 1999, discussed above in local service, related to CHCFB and the introduction of extended area service; price competition from alternative intraLATA toll carriers of approximately $12 in the second quarter and $26 in the first six months of 1999. Also contributing to the decrease were regulatory rate orders of approximately $11 in the second quarter and $12 in the first six months of 1999. Partially offsetting these decreases were increased revenues related to the net effect of local exchange carrier billing settlements of approximately $12 in the second quarter and $20 in the first six months of 1999 and increased demand at PacBell and increased customer migration to SNET All Distance totaling approximately $7 in the second quarter and $16 in the first six months of 1999.

      Other operating revenues increased $90, or 18.5%, in the second quarter and $196, or 20.5%, in the first six months of 1999 due to increased equipment sales, primarily consumer equipment, at the Telephone Companies of approximately $30 in the second quarter and $71 in the first six months of 1999, increased sales from other nonregulated products and services at the Telephone Companies of approximately $18 in the second quarter and $66 in the first six months of 1999, revenues from new business initiatives, primarily Internet services, of approximately $24 in the second quarter and $45 for the six months of 1999 and the deregulation of 911 revenues shifted to other revenues from local service of approximately $11 in the second quarter and $23 in the first six months of 1999.

Wireless

Wireless operating revenues increased $186, or 17.8%, in the second quarter of 1999 and $332, or 16.7%, for the first six months of 1999. Components of Wireless operating revenues for the second quarter and first six months of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------
                                Second Quarter                Six-Month Period
                         ------------------------------  ----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
--------------------------------------------------------------------------------------
Subscriber               $  1,107   $    956     15.8%   $  2,092   $  1,823    14.8%
Other                         125         90     38.9         233        170    37.1
----------------------------------------------           --------------------
Total Wireless           $  1,232   $  1,046     17.8%   $  2,325   $  1,993    16.7%
======================================================================================

      Subscriber revenues consist of local service and wireless long distance. Wireless subscriber revenues increased $151, or 15.8%, in the second quarter and $269, or 14.8%, for the first six months of 1999 due primarily to growth in the number of customers of 18.2% and an increase in long distance roaming charges. These increases were partially offset by declines in average revenue per customer. At June 30, 1999, SBC had 6,275,000 traditional cellular customers, including resale customers and 1,180,000 PCS customers.

      Other wireless revenues relate primarily to equipment sales and increased $35, or 38.9%, in the second quarter and $63, or 37.1%, for the first six months of 1999. The increase was attributable to growth in the number of customers and conversion to digital equipment.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Directory

Directory operating revenues decreased $14, or 3.2%, in the second quarter and increased $16, or 1.6%, for the first six months of 1999. Directory operating revenues for the second quarter and first six months of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------
                                Second Quarter                Six-Month Period
                         ------------------------------  ----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
-------------------------------------------------------------------------------------
Total Directory          $    427   $    441     (3.2)%  $  1,011   $    995     1.6%
======================================================================================

      Directory operating revenues decreased in the second quarter of 1999 due mainly to a net change in directories published of approximately $41, as compared to the second quarter of 1998. Because of the change in the timing of the publication of directories, revenues in the third quarter of 1999 are expected to be higher than the third quarter of 1998. Partially offsetting the decrease was increased demand, including benefits from sales initiatives developed in the merger integration process. Directory operating revenues increased in the first six months of 1999 due primarily to increased demand, partially offset by approximately $49 related to a net change in directories published, as compared to the first six months of 1998.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Expenses SBC's operating expenses increased $235, or 4.5%, in the second quarter and $479, or 4.7%, for the first six months of 1999. Components of operating expenses by segment for the second quarter and first six months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                               Second Quarter               Six-Month Period
                         ----------------------------------------------------------
                                              Percent                       Percent
                           1999     1998      Change     1999     1998      Change
-----------------------------------------------------------------------------------
Wireline                 $  4,264  $ 4,112       3.7%   $  8,450 $  8,167      3.5%
Wireless                      928      822      12.9       1,816    1,595     13.9
Directory                     268      272      (1.5)        580      579      0.2
Other                          33       27      22.2          67       51     31.4
Corporate, adjustments
  & eliminations              (45)     (20)      -          (141)     (99)    42.4
--------------------------------------------           -------------------
Total Operating Expenses $  5,448  $ 5,213       4.5%   $ 10,772 $ 10,293      4.7%
===================================================================================

      Operations and support SBC's operations and support increased $197 or 5.0%, in the second quarter and $395, or 5.0%, for the first six months of 1999. Components of operations and support expenses by segment for the second quarter and first six months of 1999 and 1998 are as follows:

      -------------------------------------------------------------------------------
                                 Second Quarter               Six-Month Period
                           -----------------------------  ---------------------------
                                                 Percent                      Percent
                             1999      1998      Change     1999     1998     Change
      -------------------------------------------------------------------------------
      Wireline             $  3,161  $ 3,057        3.4%  $  6,270  $ 6,083      3.1%
      Wireless                  774      676       14.5      1,510    1,310     15.3
      Directory                 261      264       (1.1)       565      562      0.5
      Other                      33       27       22.2         67       51     31.4
      Corporate, adjustments
         & eliminations         (54)     (46)      17.4       (160)    (149)     7.4
      ----------------------------------------            ------------------
      Total operations and
        support            $  4,175  $ 3,978        5.0%  $  8,252  $ 7,857      5.0%
      ===============================================================================

      Wireline operations and support increased $104, or 3.4%, in the second quarter and $187, or 3.1%, in the first six months of 1999. The increase includes costs of approximately $90 in the second quarter and $145 in the first six months of 1999 associated with business initiatives and other products, primarily Asymmetrical Digital Subscriber Lines (ADSL), Internet and voice mail. Additionally, operations and support increased approximately $59 in the second quarter and $137 in the first six months of 1999 as a result of increased wages and salaries and materials. Operations and support also increased approximately $45 in the second quarter and $77 in first six months of 1999 as a result of costs associated with reciprocal compensation for the termination of Internet traffic at the Telephone Companies. In addition, the increase in operations and support includes costs of approximately $5 in the second quarter and $48 in the first six months of 1999 related to centralizing support functions and other merger initiatives at SWBell and PacBell.

      Partially offsetting these increased costs were reductions of approximately $41 in the second quarter and $72 in first six months of 1999 primarily the result of lower contract labor costs, costs associated with customer number portability and benefit costs. These reductions primarily resulted from the realization of merger initiative benefits, partially offset by normal growth in operations and

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      support expenses. Also partially offsetting the increases in operations and support was the change in accounting for software costs (see Note 10 of Notes to the Consolidated Financial Statements) which resulted in approximately $63 in the second quarter and $89 in the first six months of 1999 being capitalized rather than expensed and lower costs of approximately $14 in the second quarter and $33 in the first six months of 1999 for interconnection and regulatory mandated network enhancements.

      Wireless expenses increased $98, or 14.5%, in the second quarter and $200, or 15.3%, for the first six months of 1999 due primarily to growth in the number of customers. These increases were partially offset by decreased customer acquisition costs of 5% and 8% in the second quarter and first six months of 1999 and lower uncollectible expense.

      Directory expenses decreased $3, or 1.1%, in the second quarter and increased $3, or 0.5%, for the first six months of 1999. The second quarter decrease is primarily due to a net change in directories published as discussed in directory operating revenues above and decreased product-related costs due to benefits from merger initiatives, partially offset by additional expenses associated with increased demand. Directory expenses increased in the first six months of 1999 as employee-related costs increased due to increased demand, partially offset by a net change in directories published and decreased product-related costs due to benefits from merger initiatives.

      Depreciation and amortization SBC's depreciation and amortization expense increased $38, or 3.1%, in the second quarter and $84, or 3.4%, for the first six months of 1999. Components of depreciation and amortization expense by segment for the second quarter and first six months of 1999 and 1998 are as follows:

      -------------------------------------------------------------------------------
                                    Second Quarter             Six-Month Period
                              ---------------------------- --------------------------
                                                 Percent                     Percent
                                1999      1998    Change     1999     1998   Change
      -------------------------------------------------------------------------------
      Wireline                $  1,103  $ 1,055     4.5%   $  2,180  $ 2,084     4.6%
      Wireless                     154      146     5.5         306      285     7.4
      Directory                      7        8   (12.5)         15       17   (11.8)
      Other                          -        -     -             -        -     -
      Corporate, adjustments
        & eliminations               9       26   (65.4)         19       50   (62.0)
      -------------------------------------------          -------------------
      Total depreciation and
        amortization          $  1,273  $ 1,235     3.1%   $  2,520  $ 2,436     3.4%
      ===============================================================================

      Depreciation and amortization expense is primarily in the Wireline and Wireless segments. Depreciation and amortization increased due primarily to increased depreciation expense of approximately $56 in the second quarter and $106 in the first six months in the Wireline segment and approximately $10 in the second quarter and $22 in the first six months in the Wireless segment. These increases resulted from overall higher plant levels. The increases were partially offset by reduced depreciation expense of approximately $7 at SNET in the second quarter and $15 in the first six months related to lower levels of analog switching equipment. In addition, the third quarter 1998 sale of SBC Media Ventures reduced depreciation expense by approximately $14 in the second quarter and $28 in the first six months of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Interest expense decreased $47, or 18.1%, for the second quarter of 1999 and $80, or 15.5%, for the first six months of 1999. This decrease was due primarily to reductions in interest expense resulting from lower debt levels.

Equity in net income of affiliates increased $19, or 26.0%, in the second quarter of 1999 due primarily to increases from SBC's investment in Telefonos de Mexico, S.A. de C.V. (Telmex) and SBC's investments in French telecommunications totaling approximately $22. These increases were partially offset by reduced equity in net income from SBC's investment in Telkom SA Limited (Telkom) in South Africa. Equity in net income of affiliates increased $28, or 22.2%, in the first six months of 1999 due primarily to increased equity in net income of approximately $40 from SBC's investment in Telmex and in France, as well as SBC's certain domestic wireless operations. These increases were partially offset by a lower contribution from SBC's investment in Telkom, resulting from the impact of the decline in the value of the rand and higher maintenance expenses, including weather-related expenses. Also offsetting the increase were higher expenditures on wireless activities in Switzerland.

Other income (expense) - net for the second quarter of 1999 and 1998 was income of $3 and net expense of $39 and net expense of $80 and $78 for the first six months of 1999 and 1998. In the second quarter and first six months of 1999 SBC recognized a gain from the sale of a portion of one of SBC's international investments, Amdocs Limited (Amdocs) by approximately $92 in a secondary offering as well as gains of $52 representing market adjustments on Amdocs shares used for contributions to the SBC Foundation and deferred compensation. Results for the second quarter and first six months of 1999 also included a gain of approximately $59 recognized from the sale of SBC's investment in an international investment. The first six months of 1999 also included a gain of approximately $24 recognized from the sale of certain discontinued plant related to Advanced Communications Network.

Offsetting these gains were increased expenses related to higher appreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares than in the comparable periods of 1998, net of gains recognized from the sale of certain Telmex L shares, of approximately $156 for the second quarter and $212 for the first six months of 1999. Also affecting comparisons in the first six months of 1998 was receipt of a special dividend of approximately $158 from Amdocs, approximately $133 of other expense related to the impairment of an international investment and investments in certain wireless technologies, primarily wireless video and approximately $14 in expense for the write off of call premiums and unamortized discounts on early retirement of debt at SWBell.

Income Taxes increased $82, or 14.4%, in the second quarter and $153, or 13.5%, in the first six months of 1999 due primarily to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

Texas Legislation In May 1999, the Texas legislature adopted Senate Bill 560, as amended. The bill, which will become law on September 1, 1999, extends incentive regulation indefinitely, provides more pricing flexibility on certain products offered by SWBell, such as Caller ID, operator service and directory assistance, and allows SWBell to package some services in ways attractive to customers. The bill also requires SWBell to reduce the intrastate switched access rate it charges to long distance carriers by 1 cent on September 1, 1999 and by 2 additional cents on the earlier of SWBell's entry into the long distance market or July 1, 2000. The 1 cent reduction in intrastate access rates taking effect on September 1, 1999 is expected to result in a reduction of intrastate network access revenues of approximately $25 for the remainder of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

Reciprocal Compensation is billed to SBC's subsidiaries by Competitive Local Exchange Carriers (CLECs) for the termination of certain local exchange traffic to CLEC customers. SBC believes that under the Telecommunications Act of 1996 (Telecom Act) the state commissions have authority to order reciprocal compensation only for intrastate or local traffic, while the FCC has authority over interstate and interexchange traffic. SBC believes most Internet traffic is interexchange and interstate. Several state commissions have taken the position that Internet communications is intrastate or local traffic and ordered SBC to pay reciprocal compensation to certain CLECs pursuant to existing contracts. In February 1999, the FCC declared that Internet traffic is not intrastate or local traffic but instead is primarily interstate, subject to interstate jurisdiction. However, the FCC added that state commissions, interpreting existing contracts and consistent with federal law, might nevertheless order payment of reciprocal compensation for Internet traffic in certain circumstances. In March 1999, MCI WorldCom filed an appeal of the FCC ruling and certain local exchange carriers also appealed; the outcome of these appeals is pending.

In June 1999, the California Public Utilities Commission (CPUC) in arbitration between PacBell and a CLEC customer voted to treat Internet traffic as local pending a further CPUC proceeding to examine the issue. The CPUC also approved a reduction in the reciprocal compensation rate between PacBell and the CLEC customer beginning June 29, 1999. In July 1999, the CPUC issued a draft decision in another arbitration between PacBell and a CLEC customer upholding reciprocal compensation fees. The final decision is expected to result in a reduction of the reciprocal compensation rate paid by PacBell to the CLEC customer beginning in the fourth quarter of 1999. In July 1999, the CPUC also affirmed an order that had concluded that Internet traffic is local. SBC is currently evaluating the impact of this order.

SBC has been recording expense for amounts sought by certain CLECs for the termination of Internet traffic to Internet Service Providers.

Customer Local Number  Portability  Long-term  customer local number portability
(LNP) allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the FCC issued an order on recovery of costs incurred for LNP by local exchange carriers. This order provides for the levying of federally tariffed LNP monthly end-user charges for a five-year period, beginning in February 1999. SBC began recovering LNP costs at the rates of 48 cents to 50 cents per access line per month. In July 1999, the FCC issued an order on SBC's rates, revising the rates to 33 cents and 34 cents, with a refund obligation for the period of February through July 1999. SBC recorded $23 in the second quarter of 1999 related to the rate reduction.

Federal Access Rates In May 1999, the United States Court of Appeals for the District of Columbia Circuit (Court of Appeals) ruled that the FCC failed to adequately explain certain changes to part of the formula used to calculate the access rates local carriers, such as SBC's subsidiaries, charge long distance carriers. Specifically, the Court of Appeals disagreed with the FCC's rationale for making certain changes to the "X factor" adjustment, the purpose of which is to ensure that access rates decrease as local phone company productivity increases, and ordered the FCC to reevaluate the formula. The Court of Appeals did not state whether the FCC should have made specific adjustments that would have resulted in either higher or lower access rates. In a subsequent order, the Court of Appeals stayed the mandate of this decision until April 1, 2000. The effect of the Court of Appeal's decision on SBC's results of operations and financial position cannot be determined at this time.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

Shared Transport In June 1999, the United States Supreme Court (Supreme Court) set aside an August 1998 United States Court of Appeals for the Eighth Circuit (8th Circuit) ruling that major carriers, such as SBC's subsidiaries, could be forced to lease, at a discount, shared transport service for carrying phone calls among telephone company central switching offices. The 8th Circuit had held that such shared transport was subject to mandatory leasing under the Telecom Act. The Supreme Court previously ruled that the FCC ignored some limits in the Telecom Act when it drew up rules for mandatory leasing and in light of that prior ruling, ordered the 8th Circuit to reconsider the shared transport ruling. The effect of this ruling on SBC cannot be determined at this time.

California Rate Ruling In June 1999, the CPUC issued a ruling recategorizing certain of PacBell's services, including the maintenance of inside wiring, collect, calling card and person to person calls and the provisioning of directory assistance to interexchange carriers, as competitive products. In its ruling, the CPUC approved an increase in the ceiling price for both inside wire repair services and interexchange directory assistance. Although the effect of this ruling on SBC's results of operations and financial position cannot be determined at this time, it is expected to be favorable.

OTHER BUSINESS MATTERS

Cumulative Effect of Change in Accounting See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change in directory accounting at SNET Information Services, Inc. in the first quarter of 1998.

Pending Merger See Note 5 of Notes to Consolidated Financial Statements for a discussion of the merger agreement with Ameritech Corporation.

New Accounting  Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of the FASB Statement No. 133" (FAS 137) that among other items, defers the date that FAS 133 must be adopted to years beginning after June 15, 2000. Earlier adoption is permitted. SBC is currently evaluating the impact of the change in accounting required by FAS 133 and FAS 137, but is not able to quantify the effect at this time.

See Note 10 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Acquisition On May 3, 1999, SBC and Telmex announced they have agreed to acquire Cellular Communications of Puerto Rico Inc. (Cellular Communications) in a transaction valued at $814. Under the terms of the agreement, SBC and Telmex will pay approximately $464 in cash and assume Cellular Communications' long-term debt of $350. The transaction will be accounted for through the purchase accounting method. SBC is expected to eventually own a direct 50% interest in Cellular Communications. Cellular Communications offers wireless services under the Cellular One brand name to more than 330,000 subscribers in Puerto Rico and the U.S. Virgin Islands. The company also offers paging and long distance service in Puerto Rico and will offer wireline phone service in San Juan. The transaction was approved by shareholders in July 1999 and approval by regulators is pending. The acquisition is expected to be approved in the third quarter of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

Wireless Acquisition See Note 11 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Comcast Cellular Corporation (Comcast).

Marketing Agreement In July 1999, SBC entered into a strategic marketing and distribution agreement with DIRECTV, Inc., that will make high-quality digital satellite television service available to SBC's residential customers. SBC, through DIRECTV, Inc. will offer customers a digital video entertainment service.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been working to upgrade its networks and computer systems to properly recognize the Year 2000 and continue to process critical operational and financial information. Company-wide teams are in place to address and resolve Year 2000 issues and processes are under way to evaluate and manage the risks and costs associated with preparing SBC's date-impacted systems and networks for the new century.

SBC is using a four-step methodology to address the issue. The methodology consists of inventory and assessment, hardware and software fixes, testing and deployment. SBC measures its progress by tracking the number of completed hardware and software applications, network components, personal computers and building facilities that can correctly process Year 2000 dates.

The inventory and assessment phase was estimated to require 20% of the overall effort and included the identification and prioritization of items that could be impacted by the Year 2000 and the determination of the work effort required to ensure compliance. The inventory and assessment phase was completed in 1998. This process involved reviewing over 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, conducting an inventory and assessment of 124,000 personal computers and coordinating with 1,500 suppliers. SBC must obtain adequate assurance that the 15,000 products they provide will be Year 2000 compliant or determine and address any appropriate contingency plans or backup systems.

Making the hardware and software fixes was the second phase of the process and was estimated to require 25% of the overall effort. This activity involved modifying program code, upgrading computer software and upgrading or replacing hardware. The hardware and software fixes were completed as of June 30, 1999.

Testing involves ensuring that hardware and software fixes will work properly in 1999 and beyond and occurs both before and after deployment. Testing is estimated to comprise 45% of the overall effort. Testing began early in 1998 and is substantially complete. Contingency plans have been written and will be finalized by August 31, 1999.

Deployment involves placing the "fixed" systems into a live environment to ensure they are working properly. Additional testing is done after deployment as well. Deployment is estimated to require 10% of the overall effort. Ninety eight percent of the deployment phase was completed as of June 30, 1999.

SBC has budgeted $265 on the entire project, with approximately $197 spent through June 30, 1999.

The activities involved in SBC's Year 2000 project require estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections could change as work progresses on the project.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

SBC had $848 in cash and cash equivalents available at June 30, 1999. During the first six months of 1999, as in 1998, SBC's primary source of funds continued to be cash provided by operating activities. SBC has agreements in place with several banks for lines of credit totaling $1,460, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit at June 30, 1999. Commercial paper borrowings as of June 30, 1999 totaled $345.

SBC's investing activities are primarily related to construction and capital expenditures. During the first six months of 1999, SBC invested $3,001 for construction and capital expenditures, primarily in the Wireline and Wireless segments. Investing activities during the first six months of 1999 also included asset dispositions of $455, primarily related to foreign operations. Capital expenditures for 1999 are estimated to be approximately $6,400 to $6,800.

In February 1998, SBC retired $630 of long-term debt, including $175 at PacBell and $425 at SWBell, and issued approximately $200 in debentures at PacBell due February 2008 and approximately $200 in debentures at SWBell due March 2048. Cash paid for dividends in the first six months of 1999 was $937, or $4.7% higher than in the first six months of 1998 due to an increase in dividends paid per share to $0.4875 from $0.4675.

In July 1999, subsequent to the completion of the acquisition, SBC retired virtually all of Comcast's outstanding Senior Notes.

SBC COMMUNICATIONS INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Dollars in millions except per share amounts

In May 1999, SBC entered agreements to participate in several interest rate swaps (Swaps) with notional values totaling $795. The Swaps have terms to pay variable rates of interest based upon Three Month LIBOR plus or minus a spread, and to receive fixed rates of interest designed to match certain low-coupon debt liabilities on SBC's balance sheet. The Swaps mature 2002 through 2006. SBC will record interest rate settlements as adjustments to interest expense in the consolidated statements of income when paid or received. SBC currently does not recognize the fair value of these derivative financial instruments or their changes in its financial statements. Any gains or losses on the Swaps are deferred until each instrument is terminated. At June 30, 1999, the Swaps fair values totaled ($13).

Effective June 30, 1999, as a result of Vodafone Group PLC merging with AirTouch Communications, Inc. (AirTouch), forming Vodafone AirTouch PLC (Vodafone AirTouch), the outstanding AirTouch stock options held by SBC employees were converted to Vodafone AirTouch options. For each option for a share of AirTouch common stock, the option holders received an option in 0.5 ADR's of Vodafone AirTouch and the grant price of the options were reduced for the value of cash received by AirTouch shareowners. The last option grant expires January 2003, and as of June 30, 1999 approximately 99,000 options were still outstanding.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this form contains forward-looking statements that are subject to risks and uncertainties. SBC claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause SBC's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by SBC or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various state regulatory proceedings in SBC's eight-state area, and judicial review, if any, of such proceedings; (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in SBC's eight-state area; and (5) the impact of the Ameritech transaction, including regulatory requirements and merger integration efforts. Readers are cautioned that other factors discussed in this form, although not enumerated here, also could materially impact SBC's future earnings.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 1999, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 10,242 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $49.75 to $55.75, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders
Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 30, 1999, in San Antonio, Texas. Shareowners representing 1,526,347,075 shares of common stock as of the March 2, 1999 record date were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

                                         SHARES             SHARES
      DIRECTOR                             FOR             WITHHELD*
      James E. Barnes                 1,503,417,735       22,929,340
      August A. Busch III             1,504,106,879       22,240,196
      William P. Clark                1,503,955,402       22,391,673
      Mary S. Metz                    1,504,242,297       22,104,778
      Patricia P. Upton               1,504,232,417       22,114,658
      Edward E. Whitacre, Jr.         1,504,375,910       21,971,165

      *Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

(a) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 1999. The vote was 1,508,688,584 FOR and 7,973,976 AGAINST, with 9,684,515 shares ABSTAINING.

(d) Shareowners voted not to adopt a shareowner proposal to limit certain existing pension benefits for outside directors. The vote was 406,936,269 FOR and 872,532,305 AGAINST, with 46,774,271 shares ABSTAINING.

SBC COMMUNICATIONS INC.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On June 17, 1999, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing that it had commenced an offer to purchase and consent solicitation for all of the outstanding 9.5% Senior Notes due May 1, 2007 issued by Comcast Cellular Corporation (Comcast Cellular), in connection with the closing of SBC's purchase of all stock of Comcast Cellular.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.


August 6, 1999                            /s/ Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Vice President, Treasurer
                                             and Chief Financial Officer