Form 10-Q
period 1999-09-30
SBC COMMUNICATIONS INC
filed 1999-11-12
CIK 732717

FORM 10-Q


                                United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)

     |X|          Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999

                                      or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 29, 1999, 3,411,380,009 common shares were outstanding.

PART I - FINANCIAL INFORMATION

On October 8, 1999, SBC Communications Inc. (SBC) and Ameritech Corporation (Ameritech) completed the merger of an SBC subsidiary with Ameritech. With the merger, Ameritech became a wholly-owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

Because the merger was completed after September 30, 1999, the financial information of SBC for the period ended September 30, 1999 is required to be presented on a pre-merger basis. This information follows as Item 1a. Financial Statements and Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations. Supplemental pro forma financial information giving effect to the merger and discussing the pro forma results of operations for the combined company is included subsequent to these items as
Item 1b. Supplemental Pro Forma Financial Statements and Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1a.  Financial Statements

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
----------------------------------------------------------------------------------------------
                                                  Three months ended      Nine months ended
                                                    September 30,           September 30,
                                                ----------------------------------------------
                                                    1999        1998       1999       1998
----------------------------------------------------------------------------------------------
Operating Revenues
Landline local service                          $   2,940   $   2,832  $   8,667  $   8,291
Wireless subscriber                                 1,299         975      3,391      2,797
Network access                                      1,713       1,614      5,116      4,861
Long distance service                                 522         608      1,631      1,791
Directory advertising                                 546         503      1,537      1,489
Other                                                 745         684      2,135      1,872
----------------------------------------------------------------------------------------------
Total operating revenues                            7,765       7,216     22,477     21,101
----------------------------------------------------------------------------------------------

Operating Expenses
Operations and support                              4,280       4,072     12,532     11,929
Depreciation and amortization                       1,378       1,241      3,898      3,677
----------------------------------------------------------------------------------------------
Total operating expenses                            5,658       5,313     16,430     15,606
----------------------------------------------------------------------------------------------
Operating Income                                    2,107       1,903      6,047      5,495
----------------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                     (205)       (244)      (641)      (760)
Equity in net income of affiliates                     97          55        251        181
Other income (expense) - net                            6         287        (74)       209
----------------------------------------------------------------------------------------------
Total other income (expense)                         (102)         98       (464)      (370)
----------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Change                       2,005       2,001      5,583      5,125
----------------------------------------------------------------------------------------------
Income Taxes                                          727         739      2,014      1,873
----------------------------------------------------------------------------------------------
Income Before Cumulative Effect
  of Accounting Change                              1,278       1,262      3,569      3,252
----------------------------------------------------------------------------------------------
Cumulative Effect of Accounting
  Change, net of tax                                    -           -          -         15
----------------------------------------------------------------------------------------------
Net Income                                      $   1,278   $   1,262  $   3,569  $   3,267
==============================================================================================

Earnings Per Common Share:
Income Before Cumulative Effect
  of Accounting Change                          $    0.65   $    0.65  $    1.82  $    1.66
Net Income                                      $    0.65   $    0.65  $    1.82  $    1.67
----------------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect
  of Accounting Change                          $    0.64   $    0.64  $    1.79  $    1.64
Net Income                                      $    0.64   $    0.64  $    1.79  $    1.65
----------------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                  1,967       1,955      1,965      1,956
----------------------------------------------------------------------------------------------
Dividends Declared Per Common Share             $ 0.24375   $ 0.23375  $ 0.73125  $ 0.70125
==============================================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                   -------------   -------------
                                                         1999           1998
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     267        $    460
Accounts receivable - net of allowances for
  uncollectibles of $487 and $472                         5,524           5,790
Prepaid expenses                                            628             414
Deferred income taxes                                       663             489
Other current assets                                        451             385
--------------------------------------------------------------------------------
Total current assets                                      7,533           7,538
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                  76,832          73,466
  Less: Accumulated depreciation and amortization        45,635          43,546
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      31,197          29,920
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $893 and $741                           5,758           3,087
--------------------------------------------------------------------------------
Investments in Equity Affiliates                          2,510           2,514
--------------------------------------------------------------------------------
Other Assets                                              2,138           2,007
--------------------------------------------------------------------------------
Total Assets                                          $  49,136        $ 45,066
================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   2,622        $  1,551
Accounts payable and accrued liabilities                  6,332           6,774
Accrued taxes                                             1,809           1,206
Dividends payable                                           480             458
--------------------------------------------------------------------------------
Total current liabilities                                11,243           9,989
--------------------------------------------------------------------------------
Long-Term Debt                                           11,266          11,612
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     2,745           1,990
Postemployment benefit obligation                         5,117           5,220
Unamortized investment tax credits                          311             359
Other noncurrent liabilities                              2,170           2,116
--------------------------------------------------------------------------------
Total deferred credits and other
  noncurrent liabilities                                 10,343           9,685
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       1,988           1,988
Capital in excess of par value                            9,229           9,139
Retained earnings                                         5,529           3,396
Guaranteed obligations of employee stock
  ownership plans                                           (91)           (147)
Deferred compensation - LESOP                               (78)            (82)
Treasury shares (at cost)                                  (692)           (882)
Accumulated other comprehensive income (loss)              (601)           (632)
--------------------------------------------------------------------------------
Total shareowners' equity                                15,284          12,780
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  49,136        $ 45,066
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------
                                                      Nine months ended
                                                        September 30,
                                                      -------------------
                                                        1999      1998
-------------------------------------------------------------------------
Operating Activities
Net income                                             $  3,569  $  3,267
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                           3,898     3,677
  Undistributed earnings from investments
    in equity affiliates                                   (181)      (26)
  Provision for uncollectible accounts                      374       373
  Amortization of investment tax credits                    (48)      (54)
  Deferred income tax expense                               442       344
  Cumulative effect of accounting change, net of tax          -       (15)
  Other - net                                              (588)   (1,510)
-------------------------------------------------------------------------
Total adjustments                                         3,897     2,789
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 7,466     6,056
-------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                    (4,741)   (4,191)
Investments in affiliates                                   (45)      (54)
Purchase of short-term investments                          (26)      (41)
Proceeds from short-term investments                          6       324
Dispositions                                                475       733
Acquisitions                                             (1,134)        -
Other                                                         2         6
--------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (5,463)   (3,223)
--------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                        948      (197)
Issuance of other short-term borrowings                       -         2
Repayment of other short-term borrowings                      -        (8)
Issuance of long-term debt                                    6       394
Repayment of long-term debt                              (1,909)   (1,019)
Issuance of common shares                                     -        57
Purchase of treasury shares                                 (21)     (497)
Issuance of treasury shares                                 197       176
Dividends paid                                           (1,417)   (1,350)
-------------------------------------------------------------------------
Net Cash Used in Financing Activities                    (2,196)   (2,442)
-------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (193)      391
-------------------------------------------------------------------------
Cash and cash equivalents beginning of period               460       410
-------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $    267  $    801
=========================================================================

Cash paid during the nine months ended September 30 for:
   Interest                                            $    684  $    861
   Income taxes, net of refunds                        $  1,045  $  1,084

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                         Guaranteed
                                                  Capital                Obligations                         Accumulated
                                                    in                   of Employee                            Other
                                                  Excess                    Stock     Deferred              Comprehensive
                                          Common  of Par     Retained     Ownership Compensation  Treasury     Income
                                          Shares   Value     Earnings       Plans      - LESOP     Shares      (Loss)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                $ 1,988  $ 9,139    $ 3,396      $ (147)      $ (82)     $ (882)     $ (632)
Net income                                      -        -      3,569           -           -           -           -
Other comprehensive income                      -        -          -           -           -           -          31
Dividends to shareowners                        -        -     (1,437)          -           -           -           -
Reduction of debt associated with
  Employee Stock Ownership Plans                -        -          -          56           -           -           -
Cost of LESOP trust shares allocated
  to employee accounts                          -        -          -           -           4           -           -
Purchase of treasury shares                     -        -          -           -           -         (21)          -
Issuance of treasury shares                     -      (11)         -           -           -         211           -
Other                                           -      101          1           -           -           -           -
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999               $ 1,988  $ 9,229    $ 5,529      $  (91)      $ (78)     $ (692)     $ (601)
============================================================================================================================

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:             1999              1998
                                                              ----------------------------
Debt ratio.................................................    46.03%            51.42%
Network access lines in service (000)......................    38,132            36,944
Resold lines (000).........................................       972               748
Access minutes of use (000,000)............................   116,115           110,869
Wireless customers (000)...................................     8,885             6,467
Number of employees........................................   133,260           129,000

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

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the third quarter and nine months ended September 30, 1999 and 1998 include net income and adjustments to shareowners' equity for the foreign currency translation adjustment and net unrealized gain on securities.

   Following is SBC's comprehensive income:

   -----------------------------------------------------------------------------------
                                              Three months ended  Nine months ended
                                                   September 30,      September 30,
                                                --------------------------------------
                                                  1999      1998      1999     1998
                                                --------------------------------------
   Net income                                 $  1,278  $  1,262  $  3,569 $  3,267
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment        11        15        31      (61)
     Net unrealized gain on securities:
       Unrealized gain on available
         for sale securities                         -        83         -       83
       Less: reclassification adjustment for
         gains included in net income                -        (1)        -       (1)
   -----------------------------------------------------------------------------------
      Net unrealized gain on securities              -        82         -       82
   -----------------------------------------------------------------------------------
   Other comprehensive income                       11        97        31       21
   -----------------------------------------------------------------------------------
   Total comprehensive income                 $  1,289  $  1,359  $  3,600 $  3,288
   ===================================================================================

5. MERGER AGREEMENT WITH AMERITECH CORPORATION On October 8, 1999, SBC and Ameritech Corporation (Ameritech) completed the merger of an SBC subsidiary with Ameritech, in a transaction in which each share of Ameritech common stock was exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,450 million shares). Ameritech became a wholly-owned subsidiary of SBC effective with the merger, and the transaction has been accounted for as a pooling of interests and a tax-free reorganization. The financial statements giving effect to the merger are presented in Item 1b. Supplemental Pro Forma Financial Statements.

   The Federal Communications Commission (FCC) approved the merger in October 1999, subject to certain conditions, including accelerated entry into new markets, so that SBC will offer wireline services in 30 new markets within 30 months after the merger closes. In addition, SBC established a separate subsidiary to provide advanced services such as Asymmetrical Digital Subscriber Line and agreed not to charge residential customers minimum monthly long distance fees for at least three years after entering the long distance market. The FCC conditions require specific performance and reporting provisions and contain enforcement provisions that could potentially trigger more than $2 billion in payments if certain goals are not met, including among other items, failure to achieve entrance into the 30 markets within 30 months could result in a violation of $40 per market missed.

   SBC estimates additional costs of approximately $500 will be incurred in 2000 to comply with these conditions.

   As a condition of the merger, Ameritech sold on October 8, 1999, 20 Midwestern cellular properties including the competing cellular licenses in several markets, including, but not limited to, Chicago, Illinois, and St. Louis, Missouri. The after-tax gain from this sale totals approximately $1.4 billion and will be recognized in the fourth quarter of 1999.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

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

   On October 26, 1998, SBC and Southern New England Telecommunications Corporation (SNET) completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger, and the transaction has been accounted for as a pooling of interests and a tax-free reorganization.

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

   One-time charges related to the strategic decisions reached by the review teams totaled $403 ($249 after tax) in the fourth quarter of 1998 and $2 billion ($1.3 billion after tax) in the second quarter of 1997. Remaining accruals for anticipated cash expenditures related to these decisions were approximately $136 at September 30, 1999 and $323 at December 31, 1998.

   In addition, SBC is currently conducting a review of best practices and strategic initiatives in the merged company. Review teams have been formed and are conducting comprehensive reviews of all phases of SBC's operations. The review teams may determine significant charges are required from those reviews. The teams are expected to conclude their reviews in the fourth quarter of 1999. Management anticipates the previous initiatives from the PAC and SNET mergers will be assimilated into the current review process, and amounts, if appropriate, will be adjusted.

   In October 1999, SBC launched an initiative to provide advanced broadband services to many of its U.S. wireline customers (Project Pronto). As part of Project Pronto, SBC expects to make Digital Subscriber Line (DSL) available to approximately 80% of its customers over the next three years. With the launch of Project Pronto and the FCC's recent rulings on data services and unbundled network element pricing, SBC began reviewing and evaluating the carrying value of its network plant in its traditional wireline operations. SBC is assessing whether these changes, including the associated migration of certain customers to the new network envisioned by Project Pronto, affects the net book values of the existing network elements. SBC anticipates concluding this assessment in the fourth quarter of 1999 and accounting charges, if any, could be material.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

7. SUBSIDIARY FINANCIAL INFORMATION The following tables present summarized financial information for PAC:

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   3,280    $    3,037
   Noncurrent assets                          $  15,193    $   15,428
   Current liabilities                        $   4,829    $    5,278
   Noncurrent liabilities                     $  10,178    $   10,482
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   8,846    $    8,368
   Operating income                           $   2,338    $    2,029
   Net income                                 $   1,254    $      984
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

   The following tables present summarized financial information for Southwestern Bell Telephone Company (SWBell):

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   2,554    $    2,538
   Noncurrent assets                          $  13,795    $   13,241
   Current liabilities                        $   5,390    $    4,679
   Noncurrent liabilities                     $   7,715    $    7,838
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   8,375    $    8,044
   Operating income                           $   2,400    $    2,204
   Net income                                 $   1,340    $    1,207
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for SWBell as management has determined that such information is not material to the holders of SWBell's certain outstanding debt securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   The following tables present summarized financial information for Pacific Bell (PacBell):

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   2,610    $    2,431
   Noncurrent assets                          $  13,104    $   12,662
   Current liabilities                        $   4,379    $    4,445
   Noncurrent liabilities                     $   7,423    $    7,388
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   7,245    $    6,981
   Operating income                           $   1,852    $    1,788
   Net income                                 $     968    $      893
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PacBell as management has determined that such information is not material to the holders of PacBell's certain outstanding debt securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

8. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the third quarter and nine months ended September 30, 1999 and 1998 are shown in the table below.

   ------------------------------------------------------------------------------------------------
                                                      Three months ended      Nine months ended
                                                          September 30,         September 30,
                                                   ------------------------------------------------
                                                         1999       1998      1999         1998
   ------------------------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
       accounting change                               $  1,278   $  1,262  $  3,569    $  3,252
   ------------------------------------------------------------------------------------------------
   Dilutive potential common shares:
     Other stock-based compensation                           1          1         3           2
   ------------------------------------------------------------------------------------------------
       Numerator for diluted earnings per share        $  1,279   $  1,263  $  3,572    $  3,254
   ================================================================================================
   Denominators
   Denominator for basic earnings per share:
     Weighted average number of common
       shares outstanding (000)                       1,967,403  1,954,616  1,964,511  1,956,498
   ------------------------------------------------------------------------------------------------
   Dilutive potential common shares (000):
     Stock options                                       24,255     20,014     24,860     20,792
     Other stock-based compensation                       6,750      5,651      6,329      5,488
   ------------------------------------------------------------------------------------------------
       Denominator for diluted earnings per share     1,998,408  1,980,281  1,995,700  1,982,778
   ================================================================================================
   Basic earnings per share:
     Income before cumulative effect of
       accounting change                                $  0.65    $  0.65    $  1.82    $  1.66
     Cumulative effect of accounting change                   -          -          -       0.01
   ------------------------------------------------------------------------------------------------
     Net income                                         $  0.65    $  0.65    $  1.82    $  1.67
   ================================================================================================
   Diluted earnings per share:
     Income before cumulative effect of
       accounting change                                $  0.64    $  0.64    $  1.79    $  1.64
     Cumulative effect of accounting change                   -          -          -       0.01
   ------------------------------------------------------------------------------------------------
     Net income                                         $  0.64    $  0.64    $  1.79    $  1.65
   ================================================================================================

9. SEGMENT INFORMATION SBC has four reportable segments: Wireline, Wireless, Directory and Other. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Directory segment includes advertising, yellow pages, white pages and electronic publishing. The Other segment includes SBC's international investments and other domestic operating subsidiaries.

   SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing (i.e., one-time) items. There were no normalizing items for the quarter and first nine months ended September 30, 1999. Normalized results for the quarter and first nine months ended September 30, 1998 exclude an after-tax gain of $219 from the sale of certain non-core businesses, principally the required disposition of SBC's investment in Mobile Telephone Networks, a cellular company in South Africa.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   The following tables present segment information for SBC.

   ----------------------------------------------------------------
                                Revenues                   Income
                                    from                   before
   For the three months         external Intersegment      income
   ended September 30, 1999    customers     revenues       taxes
   ----------------------------------------------------------------
   Wireline                     $  5,769      $    32    $  1,228
   Wireless                        1,415            1         274
   Directory                         535           15         267
   Other                              46            -          75
   Corporate, Adjustments &
     Eliminations                      -          (48)        161
   Normalizing adjustments             -            -           -
   ----------------------------------------------------------------
   Total                        $  7,765      $     -    $  2,005
   ================================================================

   ----------------------------------------------------------------
                                Revenues                   Income
                                    from                   before
   For the three months         external Intersegment      income
   ended September 30, 1998    customers     revenues       taxes
   ----------------------------------------------------------------
   Wireline                     $  5,647      $    21    $  1,211
   Wireless                        1,073           (1)        149
   Directory                         461           13         212
   Other                              24            -          30
   Corporate, Adjustments &
     Eliminations                     11          (33)         41
   Normalizing adjustments             -            -         358
   ----------------------------------------------------------------
   Total                        $  7,216      $     -    $  2,001
   ================================================================

   -------------------------------------------------------------------------
                                Revenues                  Income
                                    from                  before
   At September 30, 1999 or     external Intersegment     income    Segment
   for the nine months ended   customers     revenues      taxes     assets
   -------------------------------------------------------------------------
   Wireline                     $ 17,132     $   101    $  3,826  $  34,643
   Wireless                        3,740           1         639      9,569
   Directory                       1,496          65         693      1,111
   Other                              91           -         311      3,654
   Corporate, Adjustments &
     Eliminations                     18        (167)        114        159
   Normalizing adjustments             -           -           -          -
   -------------------------------------------------------------------------
   Total                        $ 22,477     $     -    $  5,583  $  49,136
   =========================================================================

   -------------------------------------------------------------------------
                                Revenues                  Income
                                    from                  before
   At September 30, 1998 or     external Intersegment     income    Segment
   for the nine months ended   customers     revenues      taxes     assets
   -------------------------------------------------------------------------
   Wireline                     $ 16,456      $   105   $  3,501  $  33,302
   Wireless                        3,064            1        392      7,004
   Directory                       1,409           60        625      1,080
   Other                              63            -        226      3,352
   Corporate, Adjustments &
     Eliminations                    109         (166)        23        633
   Normalizing adjustments             -            -        358          -
   -------------------------------------------------------------------------
   Total                        $ 21,101      $     -   $  5,125  $  45,371
   =========================================================================

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

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

   expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SBC's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income by approximately $72, or $0.04 per share assuming dilution, for the third quarter of 1999, and by $159, or $0.08 per share assuming dilution, for the first nine months of 1999.

11.WIRELESS ACQUISITION On July 8, 1999, SBC completed the acquisition of
   Comcast Cellular Corporation (Comcast), the wireless subsidiary of Comcast Corporation, in a transaction valued at $1.8 billion including assumption of $1.4 billion in debt. The transaction has been accounted for under the purchase method of accounting. Results of operations are included in the consolidated financial statements from the date of the acquisition. With the acquisition, SBC added approximately 862,000 subscribers in Pennsylvania, Delaware, New Jersey and Illinois.

   In July 1999, subsequent to the completion of the acquisition, SBC retired virtually all of Comcast's outstanding Senior Notes.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the third quarter and first nine months of 1999 and 1998 are summarized as follows:

-----------------------------------------------------------------------------------------------------
                                                      Third Quarter              Nine-Month Period
                                              ---------------------------  --------------------------
                                                                Percent                     Percent
                                                 1999     1998   Change     1999    1998     Change
-----------------------------------------------------------------------------------------------------
Operating revenues                            $  7,765 $  7,216    7.6%  $ 22,477 $ 21,101     6.5%
Operating expenses                            $  5,658 $  5,313    6.5%  $ 16,430 $ 15,606     5.3%
Operating income                              $  2,107 $  1,903   10.7%  $  6,047 $  5,495    10.0%
Income before income taxes and
  cumulative effect of accounting change      $  2,005 $  2,001    0.2%  $  5,583 $  5,125     8.9%
Income before cumulative effect
  of accounting change                        $  1,278 $  1,262    1.3%  $  3,569 $  3,252     9.7%
Cumulative effect of accounting change               -        -      -          - $     15       -
Net income                                    $  1,278 $  1,262    1.3%  $  3,569 $  3,267     9.2%
=====================================================================================================

In the first quarter of 1998, SBC's results reflected a cumulative effect of accounting change related to accounting for directory revenues and expenses (see
Note 3 of Notes to Consolidated Financial Statements).

SBC reported net income of $1,278, or $0.64 per share assuming dilution, for the third quarter of 1999 and $3,569, or $1.79 per share assuming dilution, for the first nine months compared to $1,262, or $0.64 per share assuming dilution, in the third quarter of 1998 and $3,267, or $1.65 per share assuming dilution, for the first nine months of 1998. SBC's results for the third quarter and nine months of 1998 include after-tax gains of $219 on sales of certain non-core businesses, principally the required disposition of SBC's investment in Mobile Telephone Networks (MTN), a cellular company in South Africa.

Excluding the 1998 gains, SBC's net income for the third quarter of 1999 increased $235, or 22.5%, and increased $521, or 17.1%, for the first nine months of 1999. The primary factors contributing to this increase were growth in demand for services and products in SBC's wireline and wireless operations and a reduction in operating expenses due to merger-related initiatives and benefits.

Segment Results SBC has four reportable segments: Wireline, Wireless, Directory and Other. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Directory segment includes advertising, yellow pages, white pages and electronic publishing. The Other segment includes SBC's international investments and other domestic operating subsidiaries.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items (see Note 9 of Notes to Consolidated Financial Statements). Income before income taxes includes operating income, interest expense, equity in net income of affiliates and other income (expense) - net. Operating income includes operating revenues, operations and support and depreciation and amortization expense. There were no SBC pre-merger normalizing items for the quarter and first nine months ended September 30, 1999. Normalizing items for the third quarter and first nine months of 1998 included $358 ($219 after tax) of gains on the sales of certain non-core businesses, principally the required disposition of MTN. The effect of normalizing adjustments was to increase income before income taxes for the third quarter of 1998 in Other by $268 and Corporate, adjustments and eliminations by $90. Components of income before income taxes by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------------
                                     Third Quarter                 Nine-Month Period
                             ------------------------------   ---------------------------
                                                   Percent                       Percent
                                     1999    1998   Change       1999     1998    Change
-----------------------------------------------------------------------------------------
Wireline                          $  1,228 $ 1,211    1.4%    $  3,826  $ 3,501     9.3%
Wireless                               274     149   83.9          639      392    63.0
Directory                              267     212   25.9          693      625    10.9
Other                                   75      30      -          311      226    37.6
Corporate, adjustments
  & eliminations                       161      41      -          114       23       -
---------------------------------------------------           ------------------
Total Income Before Income Taxes  $  2,005 $ 1,643   22.0%    $  5,583  $ 4,767    17.1%
=========================================================================================

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

Operating Income Components of operating income by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------
                                    Third Quarter                Nine-Month Period
                            ------------------------------ ----------------------------
                                                  Percent                      Percent
                              1999      1998       Change     1999     1998     Change
---------------------------------------------------------------------------------------
Wireline                     $  1,417 $ 1,427       (0.7)% $  4,399  $ 4,153       5.9%
Wireless                          367     244       50.4        876      642      36.4
Directory                         268     212       26.4        699      628      11.3
Other                              (7)     (6)      16.7        (29)     (18)     61.1
Corporate, adjustments
  & eliminations                   62      26          -        102       90         -
------------------------------------------------           -------------------
Total Operating Income       $  2,107 $ 1,903       10.7%  $  6,047  $ 5,495      10.0%
=======================================================================================

Components of segment operating revenues and expenses and discussion of the segment results for the third quarter and first nine months of 1999 and 1998 follow.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Operating Revenues SBC's operating revenues increased $549, or 7.6%, in the third quarter of 1999 and $1,376, or 6.5%, for the first nine months of 1999. Components of operating revenues by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                                Third Quarter              Nine-Month Period
                         ----------------------------- ----------------------------
                                              Percent                       Percent
                           1999     1998      Change     1999     1998      Change
-----------------------------------------------------------------------------------
Wireline                 $  5,801  $ 5,668       2.3%   $ 17,233 $ 16,561      4.1%
Wireless                    1,416    1,072      32.1       3,741    3,065     22.1
Directory                     550      474      16.0       1,561    1,469      6.3
Other                          46       24      91.7          91       63     44.4
Corporate, adjustments
  & eliminations              (48)     (22)        -        (149)     (57)       -
--------------------------------------------           -------------------
Total Operating Revenues $  7,765  $ 7,216       7.6%   $ 22,477 $ 21,101      6.5%
===================================================================================

Wireline

Wireline operating revenues increased $133, or 2.3%, in the third quarter of 1999 and $672, or 4.1%, for the first nine months of 1999. Components of Wireline operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                                Third Quarter               Nine-Month Period
                         ----------------------------- ----------------------------
                                            Percent                        Percent
                           1999     1998     Change      1999      1998    Change
-----------------------------------------------------------------------------------
Local service            $  2,953  $  2,829     4.4%    $  8,711  $  8,337     4.5%
Network access:
  Interstate                1,253     1,140     9.9        3,740     3,439     8.8
  Intrastate                  463       482    (3.9)       1,386     1,430    (3.1)
Long distance service         523       608   (14.0)       1,634     1,789    (8.7)
Other                         609       609       -        1,762     1,566    12.5
--------------------------------------------           --------------------
Total Wireline           $  5,801  $  5,668     2.3%    $ 17,233  $ 16,561     4.1%
===================================================================================

      Local service revenues increased $124, or 4.4%, in the third quarter and $374, or 4.5%, in the first nine months of 1999 due primarily to increases in demand which totaled approximately $127 for the third quarter and $450 for the first nine months of 1999, including increases in access lines, vertical services and data-related services revenues. The number of access lines increased by 3.2% since September 30, 1998. Approximately 36% of access line growth was due to sales of additional access lines to existing residential customers. Approximately 47% of the access line growth was in California and 27% was in Texas. Access lines in Texas and California account for approximately 75% of SBC's access lines. Vertical services revenues, which include custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 15% and totaled approximately $1.6 billion for the first nine months of 1999.

      Local service revenues also increased as a result of regulatory actions that decreased one or more other types of operating revenues. In 1999, the introduction of extended area service plans, the California High Cost Fund (CHCFB) and the Texas Universal Service Fund (TUSF) collectively

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      increased local service revenues by approximately $75 for the third quarter and $133 for the first nine months. Also, long distance revenues decreased by approximately $29 for the third quarter and $88 for the first nine months and intrastate network access revenues decreased by approximately $22 for the third quarter and $48 for the first nine months. The net effect on Wireline operating revenues was an increase of approximately $24 for the third quarter and a reduction of approximately $3 for the first nine months of 1999. The state public utility commissions
      (PUCs) have stated that the CHCFB and the TUSF, implemented in September 1999, are intended to directly subsidize the provision of service to high cost areas and allow Pacific Bell (PacBell) and Southwestern Bell Telephone Company (SWBell) to set competitive rates for other services. The increases in local services revenues were partially offset by decreases due to rate reductions under PUC price cap orders of approximately $29 for the third quarter and $88 for the first nine months of 1999 and a decline in the public telephone business totaling nearly $36 for the third quarter and approximately $102 for the first nine months of 1999.

      Network access Interstate network access revenues increased $113, or 9.9%, in the third quarter and $301, or 8.8%, in the first nine months of 1999 due largely to increases in special access, demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $138 for the third quarter and $386 for the first nine months of 1999. In addition, customer number portability cost recovery, net of a Federal Communications Commission
      (FCC) rate decrease, contributed approximately $31 for the third quarter and $80 for the first nine months of 1999. Partially offsetting these increases were the effects of rate reductions related to the FCC's productivity factor adjustment, access reform and other changes totaling approximately $55 for the third quarter and $171 for the first nine months of 1999.

      Intrastate network access revenues decreased $19, or 3.9%, in the third quarter and $44, or 3.1%, in the first nine months of 1999. Increases in demand totaled approximately $39 for the third quarter and $92 for the first nine months of 1999, including usage by alternative intraLATA toll carriers. These increases were offset by state regulatory rate reductions totaling approximately $26 for the third quarter and $68 for the first nine months of 1999 and the effects of the CHCFB and the TUSF described above in local service totaling approximately $22 for the third quarter and $48 for the first nine months of 1999.

      Long distance service revenues decreased $85, or 14.0%, in the third quarter and $155, or 8.7%, in the first nine months of 1999. Long distance service revenues decreased due to the effects of regulatory shifts of approximately $29 in the third quarter and $88 for the first nine months of 1999, discussed above in local service, related to CHCFB, the TUSF and the introduction of extended area service. Also contributing to the decrease were price competition from alternative intraLATA toll carriers and competition from the introduction of intraLATA dialing parity of approximately $44 in the third quarter and $50 in the first nine months of 1999 and regulatory rate orders of approximately $6 in the third quarter and $38 in the first nine months of 1999. Partially offsetting these decreases were increased revenues related to the net effect of local exchange carrier billing settlements of approximately $4 in the third quarter and $23 in the first nine months of 1999 and increased customer migration to SNET All Distance totaling approximately $8 in the third quarter and $19 in the first nine months of 1999.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Other operating revenues increased by $196, or 12.5%, in the first nine months of 1999 due to increased equipment sales, primarily consumer equipment, of approximately $4 in the third quarter and $75 in the first nine months of 1999, increased sales from other nonregulated products and services of approximately $25 in the third quarter and $91 in the first nine months of 1999, revenues from new business initiatives, primarily Internet services, of approximately $11 in the third quarter and $50 for the nine months of 1999 and the deregulation of 911 revenues shifted to other revenues from local service of approximately $10 in the third quarter and $33 in the first nine months of 1999. These increases were partially offset by the transfer of directory operations at Nevada Bell to the Directory segment in the first quarter of 1999 totaling $30 in the third quarter and $68 in the first nine months.

Wireless

Wireless operating revenues increased $344, or 32.1%, in the third quarter of 1999 and $676, or 22.1%, for the first nine months of 1999. Components of Wireless operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------
                                 Third Quarter                Nine-Month Period
                         ------------------------------  ----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
--------------------------------------------------------------------------------------
Subscriber               $  1,281   $    974     31.5%   $  3,373   $  2,797    20.6%
Other                         135         98     37.8         368        268    37.3
----------------------------------------------           --------------------
Total Wireless           $  1,416   $  1,072     32.1%   $  3,741   $  3,065    22.1%
======================================================================================

      Subscriber revenues consist of local service and wireless long distance. Wireless subscriber revenues increased $307, or 31.5%, in the third quarter and $576, or 20.6%, for the first nine months of 1999 due primarily to growth in the number of customers of 31.6%, including approximately 862,000 customers related to Comcast Cellular Corporation (Comcast) acquired in July 1999. These increases were partially offset by declines in average revenue per customer. At September 30, 1999, SBC had 8,510,000 domestic wireless customers.

      Other wireless revenues relate primarily to equipment sales and increased $37, or 37.8%, in the third quarter and $100, or 37.3%, for the first nine months of 1999. The increase was primarily attributable to growth in the number of Personal Communication Services customers in California.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Directory

Directory operating revenues increased $76, or 16.0%, in the third quarter and $92, or 6.3%, for the first nine months of 1999. Directory operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------
                                 Third Quarter                Nine-Month Period
                         ------------------------------  ----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
-------------------------------------------------------------------------------------
Total Directory          $    550   $    474     16.0%   $  1,561   $  1,469     6.3%
======================================================================================

      Directory operating revenues increased in the third quarter of 1999 due mainly to a change in the schedule of published directories. Also, directory operating revenues increased in the first nine months of 1999 due primarily to increased demand, including benefits from sales initiatives developed in the merger integration process.

Operating Expenses SBC's operating expenses increased $345, or 6.5%, in the third quarter and $824, or 5.3%, for the first nine months of 1999. Components of operating expenses by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                                Third Quarter              Nine-Month Period
                         ----------------------------------------------------------
                                              Percent                       Percent
                           1999     1998      Change     1999     1998      Change
-----------------------------------------------------------------------------------
Wireline                 $  4,384  $ 4,241       3.4%   $ 12,834 $ 12,408      3.4%
Wireless                    1,049      828      26.7       2,865    2,423     18.2
Directory                     282      262       7.6         862      841      2.5
Other                          53       30      76.7         120       81     48.1
Corporate, adjustments
  & eliminations             (110)     (48)        -        (251)    (147)       -
--------------------------------------------           -------------------
Total Operating Expenses $  5,658  $ 5,313       6.5%   $ 16,430 $ 15,606      5.3%
===================================================================================

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Operations and support SBC's operations and support increased $208, or 5.1%, in the third quarter and $603, or 5.1%, for the first nine months of 1999. Components of operations and support expenses by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

      --------------------------------------------------------------------------------------------
                                             Third Quarter               Nine-Month Period
                                      -----------------------------  -----------------------------
                                                           Percent                      Percent
                                        1999      1998      Change     1999     1998     Change
      --------------------------------------------------------------------------------------------
      Wireline                        $  3,250  $ 3,163        2.8%  $  9,520  $  9,246     3.0%
      Wireless                             828      682       21.4      2,338     1,992    17.4
      Directory                            274      255        7.5        839       817     2.7
      Other                                 46       30       53.3        113        81    39.5
      Corporate, adjustments &
        eliminations                      (118)     (58)         -       (278)     (207)      -
      ---------------------------------------------------            ------------------
      Total operations and support    $  4,280  $ 4,072        5.1%  $ 12,532  $ 11,929     5.1%
      ============================================================================================

      Wireline operations and support increased $87, or 2.8%, in the third quarter and $274, or 3.0%, in the first nine months of 1999. The increase includes costs of approximately $109 in the third quarter and $254 in the first nine months of 1999 associated with new business initiatives and other products, primarily Asymmetrical Digital Subscriber Lines (ADSL), Internet, long distance and voice mail. Additionally, operations and support increased approximately $63 in the third quarter and $196 in the first nine months of 1999 as a result of increased wages, salaries and materials. Operations and support also increased by $74 in the third quarter and $102 in the first nine months related to costs associated with software right-to-use fees, including digital network deployment initiatives, and by approximately $27 in the third quarter and $103 in first nine months of 1999 as a result of costs associated with reciprocal compensation for the termination of Internet traffic.

      Operations and support cost increases were partially offset by approximately $44 in the third quarter related to declining merger initiative costs at SWBell and PacBell. Also partially offsetting these increased costs were reductions of approximately $50 in the third quarter and $143 in the first nine months of 1999 primarily due to lower contract labor costs, costs associated with customer number portability and benefit costs. These reductions primarily resulted from the realization of merger initiative benefits, partially offset by normal growth in operations and support expenses. Also partially offsetting the increases in operations and support was the change in accounting for software costs (see Note 10 of Notes to Consolidated Financial Statements) which resulted in approximately $73 in the third quarter and $170 in the first nine months of 1999 being capitalized rather than expensed.

      Wireless expenses increased $146, or 21.4%, in the third quarter and $346, or 17.4%, for the first nine months of 1999 due primarily to growth in the number of customers, including the acquisition of Comcast discussed in subscriber revenues above.

      Directory expenses increased $19, or 7.5%, in the third quarter and $22, or 2.7%, for the first nine months of 1999. These increases are primarily due to a net change in directories published as discussed in directory operating revenues above and increased employee-related costs associated with increased demand. The increases were partially offset by decreased product-related costs due to benefits from merger initiatives.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

      Depreciation and amortization SBC's depreciation and amortization expense increased $137, or 11.0%, in the third quarter and $221, or 6.0%, for the first nine months of 1999. Components of depreciation and amortization expense by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

      -------------------------------------------------------------------------------
                                    Third Quarter             Nine-Month Period
                              ---------------------------- --------------------------
                                                 Percent                     Percent
                                1999      1998    Change     1999     1998   Change
      -------------------------------------------------------------------------------
      Wireline                $  1,134  $ 1,078     5.2%   $  3,314  $ 3,162     4.8%
      Wireless                     221      146    51.4         527      431    22.3
      Directory                      8        7    14.3          23       24    (4.2)
      Other                          7        -       -           7        -       -
      Corporate, adjustments
        & eliminations               8       10       -          27       60       -
      -------------------------------------------          -------------------
      Total depreciation and
        amortization          $  1,378  $ 1,241    11.0%   $  3,898  $ 3,677     6.0%
      ===============================================================================

      Depreciation and amortization expense is primarily in the Wireline and Wireless segments. Depreciation and amortization increased in the Wireline segment by approximately $56 in the third quarter and $152 in the first nine months of 1999 due primarily to overall higher plant levels. Increases of approximately $75 in the third quarter and $96 in the first nine months of 1999 in the Wireless segment include $57 from the acquisition of Comcast in July 1999. The remainder of the Wireless increases resulted from overall higher plant levels. The increases were partially offset by reduced depreciation expense of $11 in the third quarter and $31 in the first nine months of 1999 primarily related to retirements of analog switching equipment and rate variances. In addition, the third quarter 1998 sale of SBC Media Ventures reduced depreciation expense by approximately $28 in the first nine months of 1999.

Interest expense decreased $39, or 16.0%, for the third quarter and $119, or 15.7%, for the first nine months of 1999. This decrease was due primarily to reductions in interest expense resulting from lower average debt levels due to 1998 debt retirements.

Equity in net income of affiliates increased $42, or 76.4%, in the third quarter of 1999 due primarily to increases from investments in Telefonos de Mexico, S.A. de C.V. (Telmex), Israeli telecommunications and wireless companies in Switzerland and France totaling approximately $37. These increases were partially offset by reduced equity in net income from Telkom SA Limited (Telkom) in South Africa. Equity in net income of affiliates increased $70, or 38.7%, in the first nine months of 1999 due primarily to increased equity in net income of approximately $89 from investments in Telmex, Israel and France, and SBC's domestic wireless partnerships. These increases were partially offset by a lower contribution from SBC's investment in Telkom, resulting from the impact of the decline in the value of the rand and higher maintenance expenses.

Other income (expense) - net for the third quarter and first nine months of 1998 includes $358 for gains on sales of certain non-core businesses, principally the required disposition of MTN. Excluding these gains, other income (expense) - net was income of $6 for the third quarter and net expense of $74 for the first nine months of 1999 and net expense of $71 for the third quarter and $149 for the first nine months of 1998. The first nine months of 1999 include a gain from the sale of a portion of one of SBC's international investments, in Amdocs Limited (Amdocs), of approximately $92 and gains of $52 representing market

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

adjustments on Amdocs shares used for contributions to the SBC Foundation and deferred compensation. Results for the first nine months of 1999 also include a gain of approximately $59 from the sale of SBC's investment in an international investment and a gain of approximately $24 from the sale of certain discontinued plant related to Advanced Communications Network. The third quarter of 1999 includes income of $59 related to depreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares and gains recognized from the sale of certain Telmex L shares.

The first nine months of 1999 include increased expenses related to higher appreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares than in the comparable periods of 1998, net of gains from the sale of certain Telmex L shares of approximately $153 for the first nine months of 1999. Also affecting comparisons in the first nine months of 1998 was receipt of a special dividend of approximately $158 from Amdocs, and approximately $133 of other expense related to the impairment of an international investment and investments in certain wireless technologies, primarily wireless video.

Income Taxes for the third quarter and first nine months of 1998 include amounts related to the sale of certain non-core businesses discussed in other income. Excluding these items, income taxes increased $127, or 21.2%, in the third quarter and $280, or 16.1%, in the first nine months of 1999, primarily due to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT

Ameritech Merger On October 8, 1999, SBC and Ameritech Corporation (Ameritech) completed the merger of an SBC subsidiary with Ameritech. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the merger with Ameritech.

The FCC issued an order approving the transaction, subject to certain conditions, including fostering out-of-region competition, promoting advanced services, opening local markets to competition and improving residential services. These FCC conditions require specific performance and reporting provisions and contain enforcement provisions that could potentially trigger more than $2 billion in payments if certain goals are not met. The following is a brief summary of the major conditions.

o Out-of-Region Competition - Within 30 months from the merger closing, SBC must enter 30 new markets as a facilities-based competitive provider of local services to business and residential customers. Failure to achieve entrance into 30 markets within the 30 month timeframe could result in a fine of $40 for each market missed.

o Promoting Advanced Services - As a condition of the merger, SBC established separate subsidiaries to provide advanced services such as ADSL. These subsidiaries are required to use the same processes as competitors and pay an equivalent price for facilities and services as well as locate at least 10% of their advanced service facilities in low-income areas. In addition, SBC will provide data competitive local exchange companies (CLECs) the economic equivalent of line sharing by providing them a second line at a 50% discount for the purposes of providing advanced services.

o Opening Local Markets to Competition - SBC will file performance measurement data reflecting 20 different categories for each of the 13 states in which it provides local services (13 in-region states) with the FCC and relevant state commissions on a monthly basis. These performance measurements

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

   address functions that may have a particularly direct effect on SBC's local competitors and their customers such as SBC's response to competitors' requests for information and interconnection. If these performance goals are not met, payments of up to $1.1 billion over three years could be triggered.

   SBC will develop and deploy, with CLEC input, uniform electronic Operator Support Services (OSS) throughout its 13 in-region state service area that support the pre-ordering, ordering, provisioning, maintenance, repair and billing of resold local services and unbundled network elements. The OSS will include uniform application-to-application interfaces, graphical user interfaces and change management processes that could trigger payments of up to $20 if deployment targets are not met. SBC will restructure OSS charges to eliminate any flat rate up-front charge for the right to use SBC's standard interfaces for accessing OSS. In addition, SBC will provide free training and OSS expert teams for CLECs with annual revenues under $300.

o Improving Residential Service - SBC will not charge residential customers minimum monthly long distance fees for at least three years after entering the long distance market. In addition, SBC will offer a low-income Lifeline universal service plan to low-income residential customers in each of its 13 in-region states.

The effects of these conditions on results of operations is still being evaluated, however SBC expects to incur approximately $500 in additional costs in 2000 to comply with these conditions.

Unbundled Network Elements In January 1999, the United States Supreme Court ordered the FCC to review its rules, arising out of the Telecommunications Act of 1996, that required major local telephone carriers, such as SBC's subsidiaries, to lease to competitors, at a discount, parts of their phone networks, including the telephone lines that run to customers' homes, switching equipment that routes calls and directory and operator assistance. In November 1999, the FCC adopted an order providing that the major local telephone carriers must continue leasing certain parts of their phone network to competitors at a discount. This order provides revised rules that expand the definitions of certain unbundled network elements. The FCC did rule that directory and operator assistance no longer has to be leased at a discount. The order also limits discounted access to switches serving business customers under certain conditions. In addition, the FCC declined to expand its regulation to include mandatory leasing of high speed Internet and data equipment. Although the effect of this order on SBC's results of operations and financial position cannot be determined at this time, it is expected to be unfavorable.

Pricing Flexibility In August 1999, the FCC adopted an order and a further notice of proposed rulemaking (FNPR) on interstate access charge reform issues. Under the order, Phase I flexibility will permit a local exchange company (LEC), such as SBC's Wireline subsidiaries, to offer volume and term discounts under contract for certain access services after the LEC has demonstrated that competitors have invested in facilities in the LEC's market areas. Phase II flexibility will permit a LEC to have special access and dedicated transport services removed from price caps entirely after the LEC demonstrates that a much greater level of competition exists. Although the effect of this order and FNPR on SBC's results of operations and financial position cannot be determined at this time, it is expected to be favorable.

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

New Accounting Standards In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value and changes in the fair value of the derivatives to be recorded in net income or comprehensive income. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of the FASB Statement No. 133" (FAS 137) that, among other items, defers the date that FAS 133 must be adopted to years beginning after June 15, 2000. Earlier adoption is permitted. SBC is currently evaluating the impact of the change in accounting required by FAS 133, as amended, but is not able to quantify the effect at this time.

See Note 10 of Notes to Consolidated Financial Statements for a discussion of the new accounting standard on software costs.

Acquisitions See Note 11 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Comcast.

In May 1999, SBC and Telmex announced an agreement to acquire Cellular Communications of Puerto Rico, Inc. (Cellular Communications). In August 1999, SBC acquired Cellular Communications in a transaction valued at $827, including assumption of approximately $370 in debt. In October 1999, following approval by the FCC, Telmex acquired 50% of Cellular Communications from SBC. SBC now owns a direct 50% interest in Cellular Communications. The transaction was accounted for as a purchase, and therefore, results of operations have been included in the consolidated financial statements from the date of acquisition. Cellular Communications offers wireless services under the Cellular One brand name to approximately 375,000 subscribers in Puerto Rico and the U.S. Virgin Islands. The company also offers paging and long distance service in Puerto Rico and is planning to offer wireline phone service in San Juan as a CLEC.

In November 1999, SBC announced it has agreed to acquire Radiofone, Inc. (Radiofone) for approximately eight million shares of SBC common stock. The transaction will be accounted for as a purchase and is expected to be completed in the second quarter of 2000, pending regulatory approvals. Radiofone serves more than 200,000 wireless customers in Louisiana and Michigan, and approximately 300,000 paging customers in 11 states.

In October 1999, SBC acquired approximately 4% of Williams Communications Group, Inc., a subsidiary of Williams Cos., Inc. for an investment of approximately $439.

SBC's Year 2000 Project SBC operates numerous date-sensitive computer applications and systems throughout its businesses. Since 1996, SBC has been addressing these applications and systems and has conducted thousands of tests and a thorough drill of its contingency plans. SBC believes its system and networks are ready for the Year 2000. SBC assigned nearly 400 employees and has spent $214 through September 30, 1999 to upgrade it systems. SBC expects to spend a total of $235 by year-end 1999. The scope of SBC's project included 340 million lines of software code, 1,200 central office switches, 7,000 company buildings, 124,000 personal computers and 15,000 vendor products.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

SBC's systems and network components have been put through a rigorous process that included several phases, inventory, assessment, remediation, testing and implementation, to ensure their readiness for the date change. In addition to these efforts, from November, 1999 to March, 2000, SBC will also implement freeze periods for our network and operational support systems. A freeze period for software code is being implemented between November 1, 1999 and March 1, 2000. A freeze period for network element hardware and software configurations is being implemented between December 13, 1999 until January 8, 2000. This means that during these timeframes the only changes authorized are for FCC and PUC mandates. These freeze periods are designed to reduce the possibility of year-end problems.

To further ensure that the Year 2000 is a non-event for its customers, SBC has strengthened its business continuity plans to prepare for potential outside situations that could affect services. These plans call for increasing staffing at SBC's network support centers and repair bureaus having additional fuel on hand to power SBC's backup generators and opening command centers throughout the company.

SBC has significant minority investments in large telecommunications carriers in several countries, the most significant of which are in Mexico, South Africa and France. Each of those carriers has plans in place and activities under way to address Year 2000 issues. Based on information reported to SBC, the estimated proportionate share of these companies' Year 2000 conversion costs that will flow through to our earnings is not expected to be material. There is no assurance that Year 2000 readiness preparation for some carriers, as well as the countries in which they operate, will be adequately completed by the end of the year. Therefore, we are unable to determine the full impact Year 2000 may have to those international interests.

LIQUIDITY AND CAPITAL RESOURCES

SBC had $267 in cash and cash equivalents available at September 30, 1999. During the first nine months of 1999, as in 1998, SBC's primary source of funds continued to be cash provided by operating activities. SBC has agreements in place with several banks for lines of credit totaling $1,460, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit at September 30, 1999. Commercial paper borrowings as of September 30, 1999 totaled $1,993. Increases in commercial paper borrowings from prior periods resulted from the acquisitions of and repayments of long-term debt associated with Comcast and Cellular Communications.

SBC's investing activities are primarily related to construction and capital expenditures. During the first nine months of 1999, SBC invested $4,741 for construction and capital expenditures, primarily in the Wireline and Wireless segments. Investing activities during the first nine months of 1999 also included asset dispositions of $475, primarily related to foreign operations, and acquisitions of $1,134, including acquisitions of Comcast and Cellular Communications. Capital expenditures for 1999 are estimated to be approximately $6,400 to $6,800.

SBC plans to spend approximately $6 billion, including costs related to Ameritech, in additional fixed capital over the next three years to accelerate the deployment of broadband capabilities in its network (Project Pronto). This incremental spending is expected to be funded by cash from operations.

SBC COMMUNICATIONS INC.

Item 2a. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES - Continued

In February 1998, SBC retired $630 of long-term debt, including $175 at PacBell and $425 at SWBell, and issued approximately $200 in debentures at PacBell due February 2008 and approximately $200 in debentures at SWBell due March 2048. In September 1998, SBC called $175 of SWBell long-term debt for retirement. Cash paid for dividends in the first nine months of 1999 was $1,417, or 5.0% higher than in the first nine months of 1998 due to an increase in dividends paid per share to $0.73125 from $0.70125.

In 1999, subsequent to the completion of the acquisitions of Comcast and Cellular Communications, SBC retired virtually all of Comcast's and Cellular Communications' long-term debt.

In September and November 1999, the Board of Directors approved the repurchase of up to a total of approximately 23 million shares of SBC's common stock. These shares will be used for the Radiofone acquisition and to offset dilution caused by stock option exercises or pursuant to other employee benefit plans. As of November 9, 1999, approximately 10.6 million shares have been repurchased.

Item 1b.  Supplemental Pro Forma Financial Statements

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------------------
SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-----------------------------------------------------------------------------------------
                                                 Three months ended   Nine months ended
                                                   September 30,        September 30,
                                                -----------------------------------------
                                                   1999      1998      1999      1998
-----------------------------------------------------------------------------------------
Operating Revenues
Landline local service                         $   4,843  $   4,362 $  14,112 $  12,795
Wireless subscriber                                1,706      1,408     4,564     4,056
Network access                                     2,535      2,382     7,596     7,164
Long distance service                                860        949     2,658     2,773
Directory advertising                                926        868     2,746     2,588
Other                                              1,664      1,637     4,916     4,666
-----------------------------------------------------------------------------------------
Total operating revenues                          12,534     11,606    36,592    34,042
-----------------------------------------------------------------------------------------

Operating Expenses
Operations and support                             7,629      6,696    21,474    19,685
Depreciation and amortization                      2,443      1,916     6,378     5,661
-----------------------------------------------------------------------------------------
Total operating expenses                          10,072      8,612    27,852    25,346
-----------------------------------------------------------------------------------------
Operating Income                                   2,462      2,994     8,740     8,696
-----------------------------------------------------------------------------------------

Other Income (Expense)
Interest expense                                    (365)      (383)   (1,069)   (1,223)
Equity in net income of affiliates                   220        134       574       441
Other income (expense) - net                         (29)       292      (129)    1,721
-----------------------------------------------------------------------------------------
Total other income (expense)                        (174)        43      (624)      939
-----------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative
  Effect of Accounting Change                      2,288      3,037     8,116     9,635
-----------------------------------------------------------------------------------------
Income Taxes                                       1,153      1,111     3,270     3,491
-----------------------------------------------------------------------------------------
Income Before Cumulative Effect
  of Accounting Change                             1,135      1,926     4,846     6,144
-----------------------------------------------------------------------------------------
Cumulative Effect of Accounting
  Change, net of tax                                   -          -       207        15
-----------------------------------------------------------------------------------------
Net Income                                     $   1,135  $   1,926 $   5,053 $   6,159
=========================================================================================

Earnings Per Common Share:
Income Before Cumulative Effect
  of Accounting Change                         $    0.33  $    0.57 $    1.42 $    1.80
Net Income                                     $    0.33  $    0.57 $    1.48 $    1.81
-----------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect
  of Accounting Change                         $    0.33  $    0.56 $    1.40 $    1.78
Net Income                                     $    0.33  $    0.56 $    1.46 $    1.79
-----------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                 3,414      3,406     3,411     3,406
-----------------------------------------------------------------------------------------
Dividends Declared Per Common Share            $ 0.24375  $ 0.23375 $ 0.73125 $ 0.70125
=========================================================================================

See Notes to Supplemental Pro Forma Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
SUPPLEMENTAL PRO FORMA CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------------
                                                   September 30,   December 31,
                                                   --------------  -------------
                                                         1999            1998
--------------------------------------------------------------------------------
Assets
Current Assets
Cash and cash equivalents                             $     532        $    599
Accounts receivable - net of allowances for
  uncollectibles of $1,043 and $810                       8,903           9,783
Prepaid expenses                                            868             843
Deferred income taxes                                       922             685
Other current assets                                        752             787
--------------------------------------------------------------------------------
Total current assets                                     11,977          12,697
--------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                 115,375         109,778
  Less: Accumulated depreciation and amortization        69,335          65,584
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      46,040          44,194
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,308 and $1,111                       7,197           5,161
--------------------------------------------------------------------------------
Investments in Equity Affiliates                         10,632           7,412
--------------------------------------------------------------------------------
Other Assets                                              6,000           5,517
--------------------------------------------------------------------------------
Total Assets                                          $  81,846        $ 74,981
================================================================================

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   6,424        $  4,178
Accounts payable and accrued liabilities                 10,292          10,642
Accrued taxes                                             2,509           2,611
Dividends payable                                           831             809
--------------------------------------------------------------------------------
Total current liabilities                                20,056          18,240
--------------------------------------------------------------------------------
Long-Term Debt                                           17,418          17,170
--------------------------------------------------------------------------------

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     4,933           2,861
Postemployment benefit obligation                         9,265           9,193
Unamortized investment tax credits                          410             474
Other noncurrent liabilities                              3,456           3,269
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                            18,064          15,797
--------------------------------------------------------------------------------

Corporation-obligated mandatorily redeemable
  preferred securities of subsidiary trusts*              1,000           1,000
--------------------------------------------------------------------------------

Shareowners' Equity
Common shares issued ($1 par value)                       3,433           3,434
Capital in excess of par value                           12,430          12,439
Retained earnings                                        11,518           8,948
Guaranteed obligations of employee stock
  ownership plans                                          (128)           (261)
Deferred compensation - LESOP                               (78)            (82)
Treasury shares (at cost)                                  (692)           (882)
Accumulated other comprehensive income (loss)            (1,175)           (822)
--------------------------------------------------------------------------------
Total shareowners' equity                                25,308          22,774
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  81,846        $ 74,981
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.

See Notes to Supplemental Pro Forma Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------
SUPPLEMENTAL PRO FORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
----------------------------------------------------------------------------
                                                         Nine months ended
                                                           September 30,
                                                        --------------------
                                                          1999      1998
----------------------------------------------------------------------------
Operating Activities
Net income                                               $  5,053  $  6,159
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                             6,378     5,661
  Undistributed earnings from investments in equity
    affiliates                                               (343)     (108)
  Provision for uncollectible accounts                        824       629
  Amortization of investment tax credits                      (64)      (73)
  Deferred income tax expense                                 662       482
  Gain on sale of Telecom Corporation of New Zealand
    Limited shares                                              -    (1,543)
  Cumulative effect of accounting change, net of tax         (207)      (15)
  Other - net                                                (804)   (1,548)
----------------------------------------------------------------------------
Total adjustments                                           6,446     3,485
----------------------------------------------------------------------------
Net Cash Provided by Operating Activities                  11,499     9,644
----------------------------------------------------------------------------

Investing Activities
Construction and capital expenditures                      (7,006)   (6,317)
Investments in affiliates                                     (32)      (48)
Purchase of short-term investments                            (26)      (41)
Proceeds from short-term investments                            6       324
Dispositions                                                1,448     2,316
Acquisitions                                               (4,792)   (3,182)
Other                                                           2         6
----------------------------------------------------------------------------
Net Cash Used in Investing Activities                     (10,400)   (6,942)
----------------------------------------------------------------------------

Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                        2,214    (1,758)
Issuance of other short-term borrowings                         -         2
Repayment of other short-term borrowings                        -        (8)
Issuance of long-term debt                                    738     2,880
Repayment of long-term debt                                (2,140)   (1,341)
Issuance of common shares                                     307       395
Issuance of preferred shares in subsidiaries                    3       322
Purchase of treasury shares                                   (21)     (497)
Issuance of treasury shares                                   197       176
Dividends paid                                             (2,464)   (2,339)
----------------------------------------------------------------------------
Net Cash Used in Financing Activities                      (1,166)   (2,168)
----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (67)      534
----------------------------------------------------------------------------
Cash and cash equivalents beginning of period                 599       649
----------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                  $    532  $  1,183
============================================================================

Cash paid during the nine months ended September 30 for:
   Interest                                              $  1,200  $  1,305
   Income taxes, net of refunds                          $  1,929  $  1,753

See Notes to Supplemental Pro Forma Consolidated Financial Statements.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The supplemental pro forma consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary to present fairly the results for the interim periods shown. The combined results include the effects of changes applied retroactively to conform accounting methodologies between SBC and Ameritech Corporation (Ameritech) for, among other items, pensions, postretirement benefits, sales commissions and merger transaction costs. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The supplemental pro forma consolidated financial statements contained herein are not necessarily indicative of the results of operations or financial position that would have occurred had the merger been consummated prior to September 30, 1999 and should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1998 Annual Report to Shareowners and Ameritech's 1998 Annual Report to Shareowners.

   SBC reclassified, among other items, payphone revenue to other from landline local service. The reclassifications were made to better reflect revenue in the appropriate segments. Also, SBC reclassified certain Ameritech revenues, expenses and income to reflect consistent treatment among the companies and segments.

2. CONSOLIDATION The supplemental pro forma consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from foreign investments accounted for under the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1999, Ameritech's directory publishing subsidiary recognized revenues and expenses related to publishing directories using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1999, the accounting was changed to the "issue basis" method of accounting, which recognizes the revenues and expenses at the time the related directory is published. The change in methodology was made because the issue basis method is generally followed in the publishing industry, including Southwestern Bell Yellow Pages, Inc. and Pacific Bell Directory, and better reflects the operating activity of the business.

   The cumulative after-tax effect of applying the change in method to prior years was recognized as of January 1, 1999 as a one-time, non-cash gain applicable to continuing operations of $207, or $0.06 per share. The gain is net of deferred taxes of $125. See Note 3 of Notes to Consolidated Financial Statements of Item 1a. Financial Statements for a discussion of SNET Information Services, Inc.'s change in method of accounting for directory in 1998.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the third quarter and nine months ended September 30, 1999 and 1998 include net income and adjustments to shareowners' equity for foreign currency translation adjustments and net unrealized gains on securities.

   Following is SBC's comprehensive income:

   ----------------------------------------------------------------------------------
                                               Three months ended  Nine months ended
                                                  September 30,      September 30,
                                               --------------------------------------
                                                  1999      1998      1999     1998
                                               --------------------------------------
   Net income                                  $  1,135  $  1,926  $  5,053 $  6,159
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment        122       344      (366)     225
     Reclassification adjustment to net
       income for cumulative translation
       adjustment on securities sold                  -         -         -       56
     Net unrealized gains on securities:
       Unrealized gains on available for sale
         securities                                  18        67        18       90
       Less: reclassification adjustment for
         gains included in net income                 -        (2)       (5)      (2)
   ----------------------------------------------------------------------------------
      Net unrealized gains on securities             18        65        13       88
   ----------------------------------------------------------------------------------
   Other comprehensive income (loss)                140       409      (353)     369
   ----------------------------------------------------------------------------------
   Total comprehensive income                  $  1,275  $  2,335  $  4,700 $  6,528
   ==================================================================================

5. COMPLETION OF MERGERS On October 8, 1999, SBC and Ameritech completed the merger of an SBC subsidiary with Ameritech, in a transaction in which each share of Ameritech common stock was exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,450 million shares). Ameritech became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization. Financial statements for prior periods have been restated to include the accounts of Ameritech. Transaction costs related to the merger were $77 ($48 net of tax). Of this total $25 ($16 net of tax) is included in expenses in the first nine months of 1999 and $52 ($32 net of tax) in the first nine months of 1998 as merger costs were incurred from May 1998.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

   Operating revenues, income before extraordinary loss and cumulative effect of accounting change and net income of the separate companies on a pre-merger basis for the last three periods are presented below:

   ----------------------------------------------------------------------------
                                           Nine Months
                                              Ended
                                          September 30,  Year Ended December 31,
                                          -------------------------------------
                                                1999       1998        1997
   ----------------------------------------------------------------------------
   Operating revenues:
       SBC                                $   22,477  $  28,777    $ 26,681
       Ameritech                              13,912     17,154      15,998
       Adjustments                               203        276         427
   ----------------------------------------------------------------------------
       Combined                           $   36,592  $  46,207    $ 43,106
   ============================================================================
   Income before extraordinary loss and
     cumulative effect of accounting
     change:
       SBC                                $    3,569  $   4,068    $  1,674
       Ameritech                               1,438      3,606       2,296
       Adjustments                              (161)        61         117
   ----------------------------------------------------------------------------
       Combined                           $    4,846  $   7,735    $  4,087
   ============================================================================
   Net income:
       SBC                                $    3,569  $   4,023    $  1,674
       Ameritech                               1,645      3,606       2,296
       Adjustments                              (161)        61         117
   ----------------------------------------------------------------------------
       Combined                           $    5,053  $   7,690    $  4,087
   ============================================================================

   Combined pro forma results include the effect of retroactively conforming accounting methodologies between SBC and Ameritech. Among other items, non-cash adjustments were made to conform accounting for pension and postretirement benefits between the companies and to immediately expense certain items routinely deferred and amortized by Ameritech, including sales commissions and leased customer security and paging equipment. The pension and postretirement adjustments include the effects of conforming the adoption date for postretirement accounting, methods of recognizing actuarial gains and synchronization of estimates related to the current year's benefit plans. The effects of all of these conforming changes decreased third quarter 1999 net income by approximately $48 and increased third quarter 1998 net income by $19.

   Post-merger initiatives
   In the third quarter of 1999, SBC recorded after tax charges of $883 including charges to apply SBC's accounting estimates and valuations to similar items in Ameritech's financial statements. These charges include, among other items, recognition of impairment of long-lived assets, adjustments to the estimate of allowance for doubtful accounts and other items and estimates of other obligations. Following is a discussion of the most significant of these charges.

   Impairments/asset valuation SBC reviewed the carrying values of the long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. Where this review indicated impairment, discounted cash flows related to those assets were analyzed to determine the amount of the impairment. As a result of these reviews, SBC wrote off certain assets and recognized impairments to the value of other assets with a combined charge of $454 ($322 after tax). Included in these adjustments was an impairment of $300 ($224 after tax) related to Ameritech's

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

   security business. The impairment adjustment, taken as a reduction in goodwill of $300, reflects a reduction of the investment to fair market value. In connection with this adjustment, SBC shortened the estimated life of the remaining goodwill from 40 to 15 years. As a result of these adjustments, SBC estimates amortization expense will increase by $10-$15 annually for the remaining life of the goodwill. Other items consisted primarily of valuation adjustments on certain analog switching equipment at Ameritech and certain cost investments.

   Estimates to allowance for doubtful accounts SBC performed a review of the allowance for doubtful accounts at the Ameritech subsidiaries and recognized a charge of $212 ($135 after tax). This charge resulted from synchronizing the estimation methods between SBC and Ameritech for the allowance for doubtful accounts.

   Other items and estimates of other obligations SBC performed a review of Ameritech's accounting operations and applied consistent accounting techniques between SBC and Ameritech. As a result, SBC recognized charges related to the impact of several regulatory and legal rulings of $136 ($84 after tax), deferred taxes on international investments of $289, net charges related to the routine deferral of certain costs and revenues by Ameritech of $62 ($40 after tax) and other miscellaneous items of $17 ($13 after tax).

   As previously disclosed, strategic reviews and initiatives for the Pacific Telesis Group (PAC) and Southern New England Telecommunications (SNET) mergers were conducted following those mergers and certain charges were recognized upon completion of the reviews. See Note 6 of Notes to Consolidated Financial Statements in Item 1a for further discussion of these charges. Remaining accruals for anticipated cash expenditures related to the PAC and SNET merger were approximately $136 at September 30, 1999 and $323 at December 31, 1998 and approximately $376 at September 30, 1999 related to the Ameritech merger.

   In addition, SBC is currently conducting a review of best practices and strategic initiatives in the merged company. Review teams have been formed and are conducting comprehensive reviews of all phases of SBC's operations. The review teams may determine significant charges are required from those reviews. The teams are expected to conclude their reviews in the fourth quarter of 1999. Management anticipates the previous initiatives form the PAC and SNET mergers will be assimilated into the current review process, and amounts, if appropriate, will be adjusted.

   In October 1999, SBC launched an initiative to provide advanced broadband services to many of its U.S. wireline customers (Project Pronto). As part of Project Pronto, SBC expects to make Digital Subscriber Line (DSL) available to approximately 80% of its customers over the next three years. With the launch of Project Pronto and the FCC's recent rulings on data services and unbundled network element pricing, SBC began reviewing and evaluating the carrying value of its network plant in its traditional wireline operations. SBC is assessing whether these changes, including the associated migration of certain customers to the new network envisioned by Project Pronto, affects the net book values of the existing network elements. SBC anticipates concluding this assessment in the fourth quarter of 1999 and accounting charges, if any, could be material.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

6. SUBSIDIARY FINANCIAL INFORMATION The following tables present summarized financial information for PAC:

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   3,280    $    3,037
   Noncurrent assets                          $  14,777    $   15,428
   Current liabilities                        $   4,829    $    5,278
   Noncurrent liabilities                     $   9,996    $   10,482
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   8,853    $    8,370
   Operating income                           $   2,309    $    2,029
   Income before cumulative effect of
     accounting change                        $   1,237    $      984
   Net income                                 $   1,019    $      984
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC.

   The following tables present summarized financial information for Southwestern Bell Telephone Company (SWBell):

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   2,554    $    2,538
   Noncurrent assets                          $  13,795    $   13,241
   Current liabilities                        $   5,390    $    4,679
   Noncurrent liabilities                     $   8,047    $    7,838
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   8,375    $    8,044
   Operating income                           $   2,306    $    2,204
   Income before cumulative effect of
     accounting change                        $   1,281    $    1,207
   Net income                                 $   1,009    $    1,207
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for SWBell as management has determined that such information is not material to the holders of SWBell's certain outstanding debt securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

   The following tables present summarized financial information for Pacific Bell (PacBell):

   --------------------------------------------------------------------
                                          September 30,  December 31,
                                                   1999          1998
   --------------------------------------------------------------------
   Balance Sheets
   Current assets                             $   2,610    $    2,431
   Noncurrent assets                          $  13,171    $   12,662
   Current liabilities                        $   4,379    $    4,445
   Noncurrent liabilities                     $   8,475    $    7,388
   ====================================================================


   --------------------------------------------------------------------
   Nine months ended September 30,                1999        1998
   --------------------------------------------------------------------
   Income Statements
   Operating revenues                         $   7,245    $    6,981
   Operating income                           $   1,895    $    1,788
   Income before cumulative effect of
     accounting change                        $     993    $      893
   Net income                                 $     (17)   $      893
   ====================================================================

   SBC has not provided separate financial statements and other disclosures for PacBell as management has determined that such information is not material to the holders of PacBell's certain outstanding debt securities, which have been guaranteed by SBC.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

7. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the third quarter and nine months ended September 30, 1999 and 1998 are shown in the table below.

   -------------------------------------------------------------------------------------------
                                                    Three months ended    Nine months ended
                                                        September 30,        September 30,
                                               -----------------------------------------------
                                                        1999      1998      1999     1998
   -------------------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
       accounting change                             $  1,135  $  1,926  $  4,846  $  6,144
   -------------------------------------------------------------------------------------------
   Dilutive potential common shares:
     Other stock-based compensation                         1         1         3         2
   -------------------------------------------------------------------------------------------
       Numerator for diluted earnings per share      $  1,136  $  1,927  $  4,849  $  6,146
   ===========================================================================================
   Denominators
   Denominator for basic earnings per share:
     Weighted average number of common
       shares outstanding (000)                     3,413,896 3,405,956 3,410,929 3,405,712
   -------------------------------------------------------------------------------------------
   Dilutive potential common shares (000):
     Stock options                                     42,299    35,551    43,344    36,437
     Other stock-based compensation                     6,750     5,651     6,329     5,488
   -------------------------------------------------------------------------------------------
       Denominator for diluted earnings per share   3,462,945 3,447,158 3,460,602 3,447,637
   ===========================================================================================
   Basic earnings per share:
     Income before cumulative effect of
       accounting change                               $ 0.33    $ 0.57    $ 1.42    $ 1.80
     Cumulative effect of accounting change                 -         -      0.06      0.01
   -------------------------------------------------------------------------------------------
     Net income                                        $ 0.33    $ 0.57    $ 1.48    $ 1.81
   ===========================================================================================
   Diluted earnings per share:
     Income before cumulative effect of
       accounting change                               $ 0.33    $ 0.56    $ 1.40    $ 1.78
     Cumulative effect of accounting change                 -         -      0.06      0.01
   ------------------------------------------------------------------------------------------
     Net income                                        $ 0.33    $ 0.56    $ 1.46    $ 1.79
   ==========================================================================================

8. SEGMENT INFORMATION To better reflect the broadened scope of its operations, SBC has adjusted its segment reporting structure announced at the beginning of 1999. SBC now has four reportable segments: Wireline, Wireless, Information and Entertainment, and International. The Information and Entertainment segment expands on what was previously the Directory segment, and includes all directory operations of the combined company plus the Ameritech electronic security and cable television operations. All international investment operations have been removed from the Other segment and are shown separately in the International segment. The miscellaneous items that formerly were included in the Other segment have been moved to Corporate, Adjustments, and Eliminations.

   The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Information and Entertainment segment includes advertising, yellow pages, white pages, electronic publishing, electronic security services, and cable television services. The International segment includes all international investments.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

   The segment results include the 1999 effects of conforming accounting methodologies between SBC and Ameritech. Among other items, non-cash adjustments were made to conform accounting for pension and postretirement benefits between the companies and to immediately expense certain items routinely deferred and amortized by Ameritech, including sales commissions and leased customer security and paging equipment. The pension and postretirement adjustments include the effects on conforming the adoption date for postretirement accounting, methods of recognizing actuarial gains and synchronization of estimates related to the current year's benefit plans. These conforming accounting changes for 1998 and prior were recorded as a cumulative effect of accounting changes at the segment. These cumulative effect of accounting changes were retroactively restated to the appropriate year in SBC's results. Segment results for periods after 1999 will also include these conforming entries and be comparable to 1999 results.

   SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing (i.e. one-time) items. SBC's consolidated pro forma third quarter results in both 1999 and 1998 exclude normalizing items.

   Normalized results in 1999 include adjustments for a third quarter after-tax charge of $883 including, among other items, recognition of impairment of long-lived assets, adjustments to the estimate of allowance for doubtful accounts, estimation of deferred taxes on international investments and other items as discussed in Note 5 of Notes to Supplemental Pro Forma Consolidated Financial Statements, offset by $47 from the incremental impacts of overlapping wireless properties required to be sold in October 1999. The nine months ended September 30, 1999 exclude $114 from the incremental impacts of overlapping wireless properties required to be sold in October 1999, and $27 related to reduction of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned retail stores.

   Normalized results in 1998 exclude third quarter 1998 after-tax gains of $219 from the sale of certain non-core businesses, principally the required disposition of SBC's investment in Mobile Telephone Networks, a cellular company in South Africa, and $28 from the incremental impacts of overlapping wireless properties required to be sold in October 1999. The nine months ended September 30, 1998 excludes after-tax gains of $1,012 for the sale of Telecom Corporation of New Zealand Limited shares, $77 from the incremental impacts of overlapping wireless properties required to be sold in October 1999, and a $64 after-tax charge to cover the cost of consolidating security monitoring centers and company-owned cellular retail stores.

   The following tables present segment information for SBC.

   --------------------------------------------------------------------
                                    Revenues                  Income
                                        from                  before
   For the three months             external Intersegment     income
   ended September 30, 1999        customers     revenues      taxes
   --------------------------------------------------------------------
   Wireline                         $  9,464     $    80   $  2,193
   Wireless                            1,860           1        319
   Information and entertainment       1,055          16        352
   International                          47           2        149
   Corporate, Adjustments &
     Eliminations                         24         (99)        86
   Normalizing adjustments                84           -       (811)
   --------------------------------------------------------------------
   Total                            $ 12,534     $     -   $  2,288
   ====================================================================

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

   --------------------------------------------------------------------
                                    Revenues                 Income
                                        from                 before
   For the three months             external Intersegment    income
   ended September 30, 1998        customers     revenues     taxes
   --------------------------------------------------------------------
   Wireline                         $  8,918     $    68   $  1,928
   Wireless                            1,465          (1)       176
   Information and entertainment         947          16        313
   International                          25           5         44
   Corporate, Adjustments &
     Eliminations                         26         (88)       164
   Normalizing adjustments               225           -        412
   --------------------------------------------------------------------
   Total                            $ 11,606     $     -   $  3,037
   ====================================================================

   ----------------------------------------------------------------------------
                                   Revenues                 Income
                                       from                 before
   At September 30, 1999 or        external Intersegment    income    Segment
   for the nine months ended      customers     revenues     taxes     assets
   ----------------------------------------------------------------------------
   Wireline                        $ 27,860      $   239  $  6,575  $  52,914
   Wireless                           4,923            1       722     11,741
   Information and entertainment      3,060           72       940      3,638
   International                        129            9       500     14,445
   Corporate, Adjustments &
     Eliminations                        92         (321)       27       (892)
   Normalizing adjustments              528            -      (648)         -
   ----------------------------------------------------------------------------
   Total                           $ 36,592      $     -  $  8,116  $  81,846
   ============================================================================

   ----------------------------------------------------------------------------
                                   Revenues                 Income
                                       from                 before
   At September 30, 1998 or        external Intersegment    income    Segment
   for the nine months ended      customers     revenues     taxes     assets
   ----------------------------------------------------------------------------
   Wireline                        $ 26,119     $   232   $  5,834  $  50,636
   Wireless                           4,159           1        409      8,973
   Information and entertainment      2,826          65        955      3,778
   International                        101          13        286     11,514
   Corporate, Adjustments &
     Eliminations                       167        (311)       214          4
   Normalizing adjustments              670           -      1,937          -
   ----------------------------------------------------------------------------
   Total                           $ 34,042     $     -   $  9,635  $  74,905
   ============================================================================

9. SOFTWARE COSTS The American Institute of Certified Public Accountants issued a Statement of Position (SOP) that requires capitalization of certain computer software expenditures beginning in 1999. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of the SOP, the costs of computer software purchased or developed for internal use were expensed as incurred. However, initial operating system software costs were, and continue to be, capitalized.

   With comparable levels of software expenditures, the SOP would tend to increase net income in comparison with SBC's former method of accounting for software costs. However, the increases would be largest in the year of adoption with diminishing levels of increases compared with current accounting throughout the amortization period. Consequently, given otherwise comparable income levels excluding software, and otherwise comparable software expenditures, the effect of the SOP would be to increase income in the first year and decrease income in each subsequent year until the number of years affected by the SOP equals the amortization period. The effect of adopting the SOP was to increase net income by approximately $98, or $0.03 per share assuming dilution, for the third quarter of 1999, and by $224, or $0.06 per share assuming dilution, for the first nine months of 1999.

SBC COMMUNICATIONS INC.

NOTES TO SUPPLEMENTAL PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- Continued
Dollars in millions except per share amounts

10.WIRELESS ACQUISITION On July 8, 1999, SBC completed the acquisition of
   Comcast Cellular Corporation (Comcast), the wireless subsidiary of Comcast Corporation, in a transaction valued at $1.8 billion including assumption of $1.4 billion in debt. The transaction has been accounted for under the purchase method of accounting. Results of operations are included in the consolidated financial statements from the date of the acquisition. With the acquisition, SBC added approximately 862,000 subscribers in Pennsylvania, Delaware, New Jersey and Illinois.

   In July 1999, subsequent to the completion of the acquisition, SBC retired virtually all of Comcast's outstanding Senior Notes.

11.INVESTMENT IN BELL CANADA On June 1, 1999, SBC acquired 20% of Bell Canada, a subsidiary of BCE Inc., a publicly traded Canadian communications company, for approximately $3.4 billion.

12.SUBSEQUENT EVENTS In October 1999, SBC completed the required disposition, as a condition of the merger, of 20 Midwestern cellular properties including the competing cellular licenses in several markets, including, but not limited to, Chicago, Illinois, and St. Louis, Missouri. The after-tax gain from this sale totals approximately one and one-quarter billion dollars and will be recognized in the fourth quarter of 1999.

   In the fourth quarter of 1999 SBC will also recognize expenses of approximately $200 to $250 related to certain contractual and regulatory obligations triggered by the completion of the merger.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the third quarter and first nine months of 1999 and 1998 are summarized as follows:

----------------------------------------------------------------------------------------------------
                                                    Third Quarter              Nine-Month Period
                                             ---------------------------  --------------------------
                                                              Percent                     Percent
                                               1999     1998   Change     1999    1998     Change
----------------------------------------------------------------------------------------------------
Operating revenues                          $ 12,534 $ 11,606    8.0%  $ 36,592 $ 34,042     7.5%
Operating expenses                          $ 10,072 $  8,612   17.0%  $ 27,852 $ 25,346     9.9%
Operating income                            $  2,462 $  2,994  (17.8)% $  8,740 $  8,696     0.5%
Income before income taxes and
  cumulative effect of accounting change    $  2,288 $  3,037  (24.7)% $  8,116 $  9,635   (15.8)%
Income before cumulative effect
  of accounting change                      $  1,135 $  1,926  (41.1)% $  4,846 $  6,144   (21.1)%
Cumulative effect of accounting change             -        -      -   $    207 $     15       -
Net income                                  $  1,135 $  1,926  (41.1)% $  5,053 $  6,159   (18.0)%
====================================================================================================

In the first quarters of 1999 and 1998, SBC reflected a cumulative effect of accounting change related to accounting for directory revenues and expenses (see
Note 3 of Notes to Consolidated Financial Statements and Note 3 of Notes to Supplemental Pro Forma Consolidated Financial Statements).

SBC reported net income for the third quarter of 1999 of $1,135, or $0.33 per share assuming dilution, and for the nine months ended of $5,053, or $1.46 per share assuming dilution, compared to $1,926, or $0.56 per share assuming dilution, in the third quarter of 1998 and $6,159, or $1.79 per share assuming dilution, for the first nine months of 1998.

The third quarter and the first nine months of 1999 and 1998 include several items that SBC normalizes for management purposes. For 1999, normalizing items included: (i) third quarter after-tax charges including, among other items, recognition of impairment of long-lived assets, adjustments to the estimate of allowance for doubtful accounts, estimation of deferred taxes on international investments and other items and estimates of other obligations of $883 (ii) the after-tax incremental impacts of overlapping wireless properties required to be sold in October 1999 of $47 for the third quarter and $114 for the first nine months and (iii) a first quarter reduction of a first quarter 1998 charge to cover the costs of consolidating security monitoring centers and company owned cellular retail stores.

For 1998, normalizing items included: (i) third quarter after-tax gains of $219 on sales of certain non-core businesses, principally the required disposition of Mobile Telephone Networks (MTN), a cellular company in South Africa, (ii) the after-tax incremental impacts of overlapping properties required to be sold in October 1999 of $28 for the third quarter and $77 for the first nine months,
(iii) the second quarter 1998 after-tax gain on the sale of Telecom Corp of New Zealand Limited (TCNZ) shares of $1,012 and (iv) the first quarter after-tax charge to cover the cost of consolidating security monitoring centers and company-owned cellular retail stores of $64.

Excluding the 1999 and 1998 normalizing items, SBC's net income for the third quarter of 1999 was $1,971 compared to $1,679 for the third quarter of 1998, an increase of $292, or 17.4%. SBC's net income for the first nine months of 1999 was $5,795 compared to $4,915 for the first nine months of 1999, an increase of $880, or 17.9%.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

The primary factors contributing to these increases were growth in demand for services and products in SBC's wireline telephone, cellular and Personal Communication Services (PCS) operations and a reduction in operating expenses due to merger related initiatives and benefits.

Segment Results SBC has four reportable segments: Wireline, Wireless, Information and Entertainment, and International. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The Wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The Information and Entertainment segment includes advertising, yellow pages, white pages, electronic publishing, electronic security services and cable television services. The International segment includes SBC's international investments. SBC evaluates performance of these segments based on income before income taxes, adjusted for normalizing items (see Note 8 of Notes to Supplemental Pro Forma Consolidated Financial Statements). Income before income taxes includes operating income, interest expense, equity in net income of affiliates and other income (expense) - net. Operating income includes operating revenues, operations and support and depreciation and amortization expense.

The segment results include the 1999 effects of conforming accounting methodologies between SBC and Ameritech Corporation (Ameritech). Among other items, non-cash adjustments were made to conform accounting for pension and postretirement benefits between the companies and to immediately expense certain items routinely deferred and amortized by Ameritech, including sales commissions and leased customer security and paging equipment. The pension and postretirement adjustments include the effects of conforming the adoption date for postretirement accounting, methods of recognizing actuarial gains and synchronization of estimates related to the current year's benefit plans. These conforming accounting changes for 1998 and prior were recorded as a cumulative effect of accounting changes at the segment. This cumulative effect of accounting changes was retroactively restated to the appropriate year in SBC's results. Segment results for periods after 1999 will also include these conforming entries and be comparable to 1999 results.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

Normalizing items for the quarters and nine months ended September 30, 1999 and 1998 are described above. Components of income before income taxes by segment for the third quarters and first nine months of 1999 and 1998 are as follows:

----------------------------------------------------------------------------------------------
                                          Third Quarter                Nine-Month Period
                                 ------------------------------  -----------------------------
                                                       Percent                      Percent
                                     1999      1998     Change     1999     1998     Change
----------------------------------------------------------------------------------------------
Wireline                          $  2,193 $ 1,928       13.7%  $  6,575  $ 5,834      12.7%
Wireless                               319     176       81.3        722      409      76.5
Information and entertainment          352     313       12.5        940      955      (1.6)
International                          149      44          -        500      286      74.8
Corporate, adjustments
  & eliminations                        86     164          -         27      214         -
----------------------------------------------------            -------------------
Total Income Before Income Taxes  $  3,099 $ 2,625       18.1%  $  8,764  $ 7,698      13.8%
==============================================================================================

Changes in income before income taxes in the Wireline, Wireless and Information and Entertainment segments primarily reflect increases in operating income discussed below. Changes in income before income taxes for the operations included in the International segment result primarily from the changes in equity in net income of affiliates and other income (expense) - net discussed below; changes in this line also impacted the Wireline segment.

The normalizing items impacting the Wireline segment include the third quarter 1999 one-time adjustments to the estimate of allowance for doubtful accounts and other items and the first quarter 1998 charge to consolidate certain operations. The Wireless segment normalizing items include the third quarter 1999 one-time charge, adjustments to the estimate of allowance for doubtful accounts and other items, the 1999 and 1998 quarterly incremental impacts of the overlapping cellular properties, the first quarter 1998 charge to cover the costs of consolidating company-owned cellular retail stores and the first quarter 1999 reduction of this charge. The Information and Entertainment segment includes the third quarter 1999 one-time charges, including recognition of impairment of long-lived assets, adjustments to the estimate of allowance for doubtful accounts and other items, the first quarter 1998 charge to cover the costs of consolidating security monitoring centers and the first quarter 1999 reduction of this charge. The International segment's normalizing items include the third quarter 1998 gains on sales of certain non-core businesses, principally the required disposition of SBC's MTN investment, and the second quarter sale of TCNZ shares.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

The following table provides a summary by segment of increase (decrease) on income before income taxes and cumulative effect accounting change for the normalizing items for the third quarter and first nine months of 1999 and 1998.

----------------------------------------------------------------------
                                 Third Quarter       Nine-Month Period
                               -------------------- ------------------
                                 1999      1998       1999     1998
----------------------------------------------------------------------
Wireline                        $   (346) $    -     $  (335) $   (20)
Wireless                              76      55         224       67
Information and entertainment       (498)      -        (493)     (11)
International                          -     268           -    1,810
Corporate, adjustments &
  eliminations                       (43)     89         (44)      91
--------------------------------------------------- -------------------
Total Normalizing Impacts       $   (811) $  412     $  (648) $ 1,937
=======================================================================

Operating Income Components of operating income by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------
                                   Third Quarter               Nine-Month Period
                            ------------------------------ ----------------------------
                                                  Percent                      Percent
                              1999      1998      Change     1999     1998     Change
---------------------------------------------------------------------------------------
Wireline                     $  2,464 $ 2,231       10.4%  $  7,385  $ 6,748       9.4%
Wireless                          428     278       54.0        996      687      45.0
Information and entertainment     363     321       13.1        969      979      (1.0)
International                     (15)    (13)      15.4        (32)     (22)     45.5
Corporate, adjustments
  & eliminations                    2     111          -         15      237         -
------------------------------------------------           -------------------
Total Operating Income       $  3,242 $ 2,928       10.7%  $  9,333  $ 8,629       8.2%
=======================================================================================

Components of segment operating revenues and expenses and discussion of the segment results for the third quarter and first nine months of 1999 and 1998 follow.

Operating Revenues SBC's operating revenues increased $1,069, or 9.4%, in the third quarter of 1999 and $2,692, or 8.1%, for the first nine months of 1999. Components of operating revenues by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------------
                                     Third Quarter                Nine-Month Period
                             ----------------------------- ------------------------------
                                                  Percent                       Percent
                                1999     1998      Change     1999     1998      Change
-----------------------------------------------------------------------------------------
Wireline                     $  9,544  $  8,986      6.2%   $ 28,099 $ 26,351      6.6%
Wireless                        1,861     1,464     27.1       4,924    4,160     18.4
Information and entertainment   1,071       963     11.2       3,132    2,891      8.3
International                      49        30     63.3         138      114     21.1
Corporate, adjustments
  & eliminations                  (75)      (62)       -        (229)    (144)       -
-------------------------------------------------           -------------------
Total Operating Revenues     $ 12,450  $ 11,381      9.4%   $ 36,064 $ 33,372      8.1%
=========================================================================================

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

Wireline

Wireline operating revenues increased $558, or 6.2%, in the third quarter of 1999 and $1,748, or 6.6%, for the first nine months of 1999. Components of Wireline operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

-----------------------------------------------------------------------------------
                                Third Quarter               Nine-Month Period
                         ----------------------------- ----------------------------
                                            Percent                        Percent
                           1999     1998     Change      1999      1998    Change
-----------------------------------------------------------------------------------
Local service            $  4,913  $  4,375    12.3%    $ 14,204  $ 12,775    11.2%
Network access:
  Interstate                1,887     1,718     9.8        5,646     5,195     8.7
  Intrastate                  684       676     1.2        2,029     2,048    (0.9)
Long distance service         864       952    (9.2)       2,669     2,778    (3.9)
Other                       1,196     1,265    (5.5)       3,551     3,555    (0.1)
---------------------------------------------           --------------------
Total Wireline           $  9,544  $  8,986     6.2%    $ 28,099  $ 26,351     6.6%
===================================================================================

      Local service revenues increased $538, or 12.3%, in the third quarter and $1,429, or 11.2%, in the first nine months of 1999 due primarily to increases in demand which totaled approximately $338 for the third quarter and $1,053 for the first nine months of 1999, including increases in access lines, vertical services and data-related services revenues. The data-related services increase includes the acquisition of two network integration companies by Ameritech in 1998 and 1999. The number of access lines increased by 3.1% since September 30, 1998. Approximately 38% of access line growth was due to sales of additional access lines to existing residential customers. Approximately 31% of the access line growth was in California, 19% was in Texas and 11% was in Illinois. Access lines in Illinois, Texas and California account for approximately 60% of SBC's access lines. Vertical services revenues, which include custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 15% and totaled more than $2.5 billion for the first nine months of 1999.

      Local service revenues also increased as a result of regulatory actions that decreased one or more other types of operating revenues. In 1999, the introduction of extended area service plans, the introduction of the California High Cost Fund (CHCFB) and the September 1999 Texas Universal Service Fund (TUSF) rate rebalancing collectively increased local service revenues by approximately $63 for the third quarter and $134 for the first nine months and decreased long distance revenues by approximately $29 for the third quarter and $88 for the first nine months and intrastate network access revenues by approximately $22 for the third quarter and $48 for the first nine months. The net effect on Wireline operating revenues was an increase of approximately $12 for the third quarter and a decrease of approximately $2 for the first nine months of 1999. The state public utility commissions (PUCs) have stated that the CHCFB and the TUSF are intended to directly subsidize the provision of service to high cost areas and allow Pacific Bell and Southwestern Bell Telephone Company to set competitive rates for other services. The increases in local services revenues were partially offset by decreases due to rate reductions under various PUC price cap orders of approximately $38 for the third quarter and $114 for the first nine months of 1999.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

      Network access Interstate network access revenues increased $169, or 9.8%, in the third quarter and $451, or 8.7%, in the first nine months of 1999. Included in the results is a conforming item of $28 in the third quarter and $51 in the first nine months of 1999 related to costs routinely deferred by Ameritech (see discussion under Segment Results above for further information of the effect of these conforming items on segment results). Excluding this conforming item, interstate network access revenues increased $197, or 11.5%, in the third quarter and $502, or 9.7%, in the first nine months of 1999 due largely to increases in special access, demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base, which collectively resulted in an increase of approximately $231 for the third quarter and $608 for the first nine months of 1999. In addition, customer number portability cost recovery, net of a Federal Communications Commission (FCC) retroactive rate decrease in the second quarter of 1999, effective February 1999, contributed approximately $49 for the third quarter and $126 to the increase for the first nine months of 1999. Partially offsetting these increases were the effects of rate reductions related to the FCC's productivity factor adjustment, access reform and other charges totaling approximately $82 for the third quarter and $233 for the first nine months of 1999.

      Intrastate network access revenues increased $8, or 1.2%, in the third quarter and decreased $19, or 0.9%, in the first nine months of 1999. Increases in demand at the telephone companies totaled approximately $84 for the third quarter and $196 for the first nine months of 1999, including usage by alternative intraLATA toll carriers. These increases were offset by state regulatory rate reductions and other charges totaling approximately $60 for the third quarter and $177 for the first nine months of 1999 and the effects of the CHCFB and the TUSF described above in local service totaling approximately $22 for the third quarter and $48 for the first nine months of 1999.

      Long distance service revenues decreased $88, or 9.2%, in the third quarter and $109, or 3.9%, in the first nine months of 1999. Long distance service revenues decreased due to the effects of regulatory shifts of approximately $29 in the third quarter and $88 for the first nine months of 1999, discussed above in local service, related to the TUSF, CHCFB and the introduction of extended area service; and price competition from alternative intraLATA toll carriers of approximately $84 in the third quarter and $135 in the first nine months of 1999. Partially offsetting these decreases were increased demand at Ameritech's long distance unit, certified to provide long distance service outside SBC's region and increased demand for SNET All Distance totaling approximately $38 in the third quarter and $123 in the first nine months of 1999.

      Other operating revenues decreased $69, or 5.5%, in the third quarter and decreased $4, or 0.1%, in the first nine months of 1999. Equipment sales, primarily consumer equipment, were flat in the third quarter of 1999 as compared to the same period of 1998 and increased approximately $67 in the first nine months of 1999. Increased sales from other nonregulated products and services, including Internet and cable services, totaled approximately $27 in the third quarter and $87 in the first nine months of 1999. These increases were offset by a decline in the public telephone business totaling approximately $38 for the third quarter and $134 for the first nine months of 1999 and increases in other charges, including state regulatory orders, of approximately $43 for the third quarter and $15 for the first nine months of 1999.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

Wireless

Wireless operating revenues increased $397, or 27.1%, in the third quarter of 1999 and $764, or 18.4%, for the first nine months of 1999. Components of Wireless operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

-------------------------------------------------------------------------------------
                                 Third Quarter                Nine-Month Period
                         ------------------------------  ----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
--------------------------------------------------------------------------------------
Subscriber               $  1,506   $  1,221     23.3%   $  4,013   $  3,508    14.4%
Other                         355        243     46.1         911        652    39.7
----------------------------------------------           ---------------------
Total Wireless           $  1,861   $  1,464     27.1%   $  4,924   $  4,160    18.4%
======================================================================================

      Subscriber revenues consist of local service, incollect roaming (revenues from SBC wireless customers roaming outside their home area) and wireless long distance. Wireless subscriber revenues increased $285, or 23.3%, in the second quarter and $505, or 14.4%, for the first nine months of 1999 due primarily to growth in the number of customers of 24.7%, including approximately 862,000 customers related to Comcast Cellular Corporation (Comcast) acquired in July 1999. Also contributing to the growth in customers were California PCS operations, which experienced 100% growth to a total of approximately 1.3 million customers at September 30, 1999. These increases were partially offset by declines in average revenue per customer. At September 30, 1999, SBC had 10,311,000 domestic wireless customers.

      Other wireless revenues relate primarily to outcollect roaming (revenues from non-SBC wireless customers roaming on SBC's wireless network) and equipment sales and increased $112, or 46.1%, in the third quarter and $259, or 39.7% for the first nine months of 1999. The increase was primarily attributable to growth in outcollect roaming revenues, as well as equipment sales in the California PCS operations.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

Information and Entertainment

Information and Entertainment operating revenues consist of directory and Ameritech's security and cable television operations. Information and Entertainment operating revenues increased $108, or 11.2%, in the third quarter and increased $241, or 8.3%, for the first nine months of 1999. Information and Entertainment operating revenues for the third quarter and first nine months of 1999 and 1998 are as follows:

--------------------------------------------------------------------------------------
                                 Third Quarter                Nine-Month Period
                         ------------------------------  -----------------------------
                                              Percent                        Percent
                           1999       1998     Change      1999      1998     Change
--------------------------------------------------------------------------------------
Total Information and
  Entertainment          $  1,071   $    963     11.2%   $  3,132   $  2,891     8.3%
======================================================================================

      Information and Entertainment operating revenues increased in the third quarter and first nine months of 1999 due primarily to increases in demand for directory services, including benefits from sales initiatives developed in the Pacific Telesis Group and Southern New England Telecommunications Corporation merger integration process. Directory revenues increased approximately $93 in the third quarter and $190 in the first nine months, including a change in the schedule of published directories. Ameritech's cable business contributed approximately $39 to the increase in the first nine months of 1999 due primarily to growth in the number of customers.

Operating Expenses SBC's operating expenses increased $755, or 8.9%, in the third quarter and $1,988, or 8.0%, for the first nine months of 1999. Components of operating expenses by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------
                                   Third Quarter              Nine-Month Period
                            -----------------------------------------------------------
                                                 Percent                       Percent
                               1999     1998      Change     1999     1998      Change
---------------------------------------------------------------------------------------
Wireline                    $  7,080  $ 6,755       4.8%   $ 20,714 $ 19,603      5.7%
Wireless                       1,433    1,186      20.8       3,928    3,473     13.1
Information and entertainment    708      642      10.3       2,163    1,912     13.1
International                     64       43      48.8         170      136     25.0
Corporate, adjustments
  & eliminations                 (77)    (173)        -        (244)    (381)       -
-----------------------------------------------           -------------------
Total Operating Expenses    $  9,208  $ 8,453       8.9%   $ 26,731 $ 24,743      8.0%
=======================================================================================

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

      Operations and support SBC's operations and support increased $563, or 8.6%, in the third quarter and $1,607, or 8.4%, for the first nine months of 1999. Components of operations and support expenses by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

      ----------------------------------------------------------------------------------------
                                           Third Quarter              Nine-Month Period
                                    --------------------------- ------------------------------
                                                        Percent                     Percent
                                       1999     1998     Change    1999     1998     Change
      ----------------------------------------------------------------------------------------
      Wireline                      $  5,354 $ 5,126       4.4% $ 15,662  $ 14,816      5.7%
      Wireless                         1,178   1,010      16.6     3,303     2,952     11.9
      Information and entertainment      659     589      11.9     2,022     1,766     14.5
      International                       53      38      39.5       150       122     23.0
      Corporate, adjustments
        & eliminations                  (119)   (201)        -      (372)     (498)       -
      ------------------------------------------------          -------------------
      Total Operations and Support  $  7,125 $ 6,562       8.6% $ 20,765  $ 19,158      8.4%
      ========================================================================================

      Wireline operations and support increased $228, or 4.4%, in the third quarter and $846, or 5.7%, in the first nine months of 1999. Included in the first nine months of 1999 is $85 related to costs associated with conforming accounting methodologies between SBC and Ameritech. The conforming items include non-cash adjustments made to conform accounting for pension and postretirement benefits between the companies and to immediately expense certain items routinely deferred and amortized by Ameritech, including sales commissions (see discussion under Segment Results above for further information of the effect of these conforming items on segment results).

      Also the increase includes costs of approximately $104 in the third quarter and $238 in the first nine months of 1999 associated with business initiatives and other products, primarily Asymmetrical Digital Subscriber Lines (ADSL), Internet, and voice mail. Additionally, operations and support increased approximately $53 in the third quarter and $134 in the first nine months of 1999 as a result of increased wages and salaries, and by approximately $170 in the third quarter and $468 in the first nine months of 1999 primarily as a result of the acquisition of two network integration companies in 1998 and 1999. Operations and support also increased by $63 in the third quarter and $83 in the first nine months related to costs associated with software right-to-use fees including digital network deployment initiatives, and by approximately $65 in the third quarter and $226 in first nine months of 1999 as a result of costs associated with reciprocal compensation for the termination of Internet traffic.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

      Operations and support cost increases were partially offset by approximately $57 in the third quarter and by $204 in the first nine months of 1999 primarily the result of lower contract labor costs and costs associated with customer number portability. These reductions primarily resulted from the realization of merger initiative benefits. Also partially offsetting the increases in operations and support was the change in accounting for software costs (see Note 9 of Notes to Supplemental Pro Forma Consolidated Financial Statements) which resulted in approximately $112 in the third quarter and $258 in the first nine months of 1999 being capitalized rather than expensed.

      Wireless expenses increased $168, or 16.6%, in the third quarter and $351, or 11.9%, for the first nine months of 1999 due primarily to growth in the number of customers, including the acquisition of Comcast discussed in subscriber revenues above.

      Information and entertainment expenses for the third quarter and first nine months of 1999 include $38 and $110 of conforming charges related to certain items previously deferred and amortized, primarily related to customer acquisition costs and leased customer security equipment, by Ameritech (see discussion under Segment Results above for further information on the effect of these conforming items on segment results). Directory expenses for the first nine months of 1999 also include $65 related to a change in directory accounting at Ameritech. Excluding these charges, directory expenses increased $32, or 5.4%, in the third quarter and $81, or 4.6%, for the first nine months of 1999 due to growth in demand for products and services.

      Depreciation and amortization SBC's depreciation and amortization expense increased $192, or 10.2%, in the third quarter and $381, or 6.8%, for the first nine months of 1999. Components of normalized depreciation and amortization expense by segment for the third quarter and first nine months of 1999 and 1998 are as follows:

      ----------------------------------------------------------------------------------------------
                                                   Third Quarter              Nine-Month Period
                                            ---------------------------  ---------------------------
                                                               Percent                     Percent
                                               1999     1998    Change      1999     1998   Change
      ----------------------------------------------------------------------------------------------
      Wireline                              $  1,726  $ 1,629     6.0%   $  5,052  $ 4,787    5.5%
      Wireless                                   255      176    44.9         625      521   20.0
      Information and entertainment               49       53    (7.5)        141      146   (3.4)
      International                               11        5     -            20       14   42.9
      Corporate, adjustments
        & eliminations                            42       28     -           128      117    -
      ---------------------------------------------------------          ------------------
      Total depreciation and amortization   $  2,083  $ 1,891    10.2%   $  5,966  $ 5,585    6.8%
      ==============================================================================================

      Depreciation and amortization increased due primarily to increased depreciation expense of approximately $82 in the third quarter and $239 in the first nine months of 1999 in the Wireline segment resulting from overall higher plant levels. Increases of approximately $79 in the third quarter and $104 in the first nine months of 1999 in the Wireless segment include $57 from the acquisition of Comcast in July 1999. The remainder of the Wireless increases resulted from overall higher plant levels.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

Interest expense decreased $18, or 4.7%, for the third quarter and $154, or 12.6%, for the first nine months of 1999. This decrease was due primarily to reductions in interest expense resulting from lower average debt levels due to debt retirements in 1998 and early 1999.

Equity in net income of affiliates increased $86, or 64.2%, in the third quarter of 1999 due primarily to increases from investments in Telefonos de Mexico, S.A. de C.V. (Telmex) and TeleDanmark, as well as wireless investments in Switzerland and France totaling approximately $44. Results for the quarter also include the June 1999 investment in Bell Canada. These increases were partially offset by reduced equity in net income from Telkom SA Limited (Telkom) in South Africa. Equity in net income of affiliates increased $133, or 30.2%, in the first nine months of 1999. Results in 1999 include the investment in Bell Canada, while 1998 included the investment in TCNZ. Telmex and TeleDanmark contributed over $110 to the increase in equity in net income, while increases in Israel and France also contributed approximately $35 to the increase during the first nine months of 1999. These increases were partially offset by a lower contribution from Telkom, resulting from the impact of the decline in the value of the rand and higher maintenance expenses.

Other income (expense) - net included charges of $23 for the third quarter and first nine months of 1999 to write down several of Ameritech's cost investments utilizing the SBC method. The incremental impacts of the overlapping wireless properties sold in October 1999 also decreased other income (expense) - net by $7 in the third quarter and $21 in the first nine months of 1999, and by $8 in the third quarter and $17 in the first nine months of 1998. Additionally, the third quarter and first nine months of 1998 included $358 for gains on sales of certain non-core businesses, principally the required disposition of MTN. The first nine months of 1998 also included a $1.5 billion gain related to Ameritech's public sale of substantially all of its stake in TCNZ. Excluding these items, other income (expense) - net was income of $1 for the third quarter and net expense of $85 for the first nine months of 1999 and net expense of $58 for the third quarter and $163 for the first nine months of 1998.

The first nine months of 1999 include a gain from the sale of a portion of one of SBC's international investments, Amdocs Limited (Amdocs), of approximately $92 and gains of $52 representing market adjustments on Amdocs shares used for contributions to the SBC Foundation and deferred compensation. Results for the first nine months of 1999 also include a gain of approximately $59 recognized from the sale of SBC's investment in an international investment and a gain of approximately $24 recognized from the sale of certain discontinued plant related to Advanced Communications Network. The third quarter of 1999 includes income of $59 related to depreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares and the sale of certain Telmex L shares.

The first nine months of 1999 include increased expenses related to higher appreciation in the market value of Telmex L shares underlying certain SBC debt redeemable either in cash or Telmex L shares than in the comparable periods of 1998, net of gains recognized from the sale of certain Telmex L shares, of approximately $153. Also affecting comparisons in the first nine months of 1998 was receipt of a special dividend of approximately $158 from Amdocs, and approximately $133 of other expense related to the impairment of an international investment and investments in certain wireless technologies, primarily wireless video.

Income Taxes for the third quarter and first nine months of 1999 and 1998 reflect the tax effect of charges for one-time items discussed in Note 5 of Notes to Supplemental Pro Forma Consolidated Financial Statements. The net effective tax rate on these items was lower as a result of non-deductible

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA RESULTS OF OPERATIONS - Continued

items included in the charges and valuation adjustments to certain deferred tax assets, which may not be utilized due to restrictions associated with the Ameritech merger. Excluding these items, income taxes increased $182, or 19.2%, in the third quarter and $378, or 13.5%, in the first nine months of 1999, primarily due to higher income before income taxes.

SUPPLEMENTAL PRO FORMA COMPETITIVE AND REGULATORY ENVIRONMENT

Reciprocal Compensation In June 1999, the United States Court of Appeals for the Seventh Circuit (7th Circuit) issued an opinion affirming an order of the Illinois Commerce Commission (ICC) directing Ameritech to pay reciprocal compensation on Internet traffic under existing interconnection agreements. The 7th Circuit only reviewed whether the ICC's determination that the parties intended that calls to Internet Service Providers would be subject to reciprocal compensation violated federal law. The 7th Circuit declined to review any contract issues and concluded that the ICC's determination did not violate federal law as it was expressly permitted under the February 1999 FCC ruling regarding reciprocal compensation. SBC has sought rehearing of the 7th Circuit Court decision.

Other appeals of reciprocal compensation decisions are currently pending before the United States Circuit Court of Appeals for the Sixth Circuit (6th Circuit) and United States District Courts in Indiana and Ohio. In August 1999, the Michigan District Court affirmed an order of the Michigan Public Service Commission (MPSC) directing Ameritech to pay reciprocal compensation under existing interconnection agreements. Relying upon the FCC's declaratory ruling, the Michigan District Court concluded that the FCC had left the issue of reciprocal compensation to be determined by state commissions and therefore deferred to the MPSC's decision. SBC has appealed that decision to the 6th Circuit. In July 1999, the United States District Court in Wisconsin dismissed an appeal without reaching the merits of the case. SBC appealed that dismissal to the 7th Circuit.

SBC has been recording expense and/or making payments for amounts sought by certain competitive local exchange carriers for the termination of Internet traffic to Internet Service Providers.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA OTHER BUSINESS MATTERS

SBC's Year 2000 Project In addition to the Year 2000 activities conducted by SBC, discussed in Item 2a. Other Business Matters, prior to the merger, Ameritech was also addressing Year 2000 issues. Ameritech believes its systems and networks are ready for the Year 2000.

On a consolidated basis, SBC currently estimates that it will incur expenses of approximately $465 through 2000 in connection with anticipated Year 2000 efforts, of which approximately $418 had been incurred through September 30, 1999. The timing of expenses may vary and is not necessarily indicative of readiness efforts or progress to date. SBC anticipates that a portion of the Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. SBC also expects to incur certain capital improvement costs (totaling approximately $22) to support this project. Such capital costs (approximately $16 as of September 30, 1999) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

SBC has significant minority investments in large telecommunications carriers in several countries, the most significant of which are in Canada, Denmark, Mexico and Belgium. Each of those carriers has plans in place and activities under way to address Year 2000 issues. Based on information reported to SBC, the estimated proportionate share of these companies' Year 2000 conversion costs that will flow through to our earnings is not expected to be material. There is no assurance that Year 2000 readiness preparation for some carriers, as well as the countries in which they operate, will be adequately completed by the end of the year. Therefore, we are unable to determine the full impact Year 2000 may have to those international interests.

SUPPLEMENTAL PRO FORMA LIQUIDITY AND CAPITAL RESOURCES

SBC had $532 in cash and cash equivalents available at September 30, 1999. During the first nine months of 1999, as in 1998, SBC's primary source of funds continued to be cash provided by operating activities. SBC has agreements in place with several banks for lines of credit totaling $4,759, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit at September 30, 1999. Commercial paper borrowings as of September 30, 1999 totaled $5,618. Increases in commercial paper borrowings from prior periods resulted from the acquisitions of and repayments of long-term debt associated with Comcast, Cellular Communications of Puerto Rico Inc. (Cellular Communications) and Bell Canada.

SBC's investing activities are primarily related to construction and capital expenditures. During the first nine months of 1999, SBC invested $7,006 for construction and capital expenditures, primarily in the Wireline and Wireless segments. Investing activities during the first nine months of 1999 included asset dispositions of $1,448, primarily related to additional proceeds from the sale of TCNZ shares, and asset acquisitions of $4,792 related to Bell Canada, Comcast and Cellular Communications. Investing activities during the first nine months of 1998 included asset dispositions of $2,316, primarily related to the required disposition of MTN due to SBC's investment in Telkom and the second quarter 1999 sale of TCNZ. In January 1998, SBC invested approximately $3,100 in Tele Danmark, the national communications provider in Denmark. Capital expenditures for 1999 are estimated to be approximately $9,700 to $10,200.

SBC COMMUNICATIONS INC.

Item 2b. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

SUPPLEMENTAL PRO FORMA LIQUIDITY AND CAPITAL RESOURCES - Continued

Financing activities during the first nine months of 1999 included new short-term borrowings and long-term debt proceeds to finance SBC's investment in Bell Canada and the acquisition of Comcast and Cellular Communications. In 1999, subsequent to the completion of the acquisitions of Comcast and Cellular Communications, SBC retired virtually all of Comcast's and Cellular Communications' long-term debt. Financing activities during the first nine months of 1998 included repayment of short-term borrowings of $1,759 and the issuance of $2,880 of long-term debt, primarily to finance the acquisition of Tele Danmark. Cash paid for dividends in the first nine months of 1999 was $2,464, or 5.3% higher than in the first nine months of 1998, due to an increase in dividends paid per share.

SBC COMMUNICATIONS INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Dollars in millions except per share amounts

SBC is exposed to market risks primarily from changes in interest rates, foreign currency exchange rates, and certain equity prices. In managing exposure to these fluctuations, SBC may engage in various hedging transactions that have been authorized according to documented policies and procedures. SBC does not use derivatives for trading purposes, or to generate income or to engage in speculative activity. (For further discussions on SBC's market risks see the 1998 SBC Annual Report to Shareowners under the heading "Market Risk" and the 1998 Ameritech Annual Report to Shareowners under the heading "Disclosures About Market Risk".)

As of September 30, 1999, SBC had increased its level of commercial paper borrowing for the acquisitions of its investments in Bell Canada, Comcast and Cellular Communications. SBC does not anticipate any significant changes in its risk management objectives and strategies with respect to managing this interest rate exposure.

In May 1999, SBC entered agreements to participate in several interest rate swaps (Swaps) with notional values totaling $795. The Swaps have terms to pay variable rates of interest, and to receive fixed rates of interest designed to match certain low-coupon debt liabilities on SBC's balance sheet. The Swaps mature 2002 through 2006. SBC will record interest rate settlements as adjustments to interest expense in the consolidated statements of income when paid or received. SBC currently does not recognize the fair value of these derivative financial instruments or their changes in its financial statements. Any gains or losses on the Swaps are deferred until each instrument is terminated. At September 30, 1999, the fair values of the Swaps were $9 below the original value.

Effective June 30, 1999, as a result of Vodafone Group PLC merging with AirTouch Communications, Inc. (AirTouch), forming Vodafone AirTouch PLC (Vodafone AirTouch), the outstanding AirTouch stock options held by SBC employees were converted to Vodafone AirTouch options. For each option for a share of AirTouch common stock, the option holders received an option in 0.5 ADR's of Vodafone AirTouch and the grant price of the options were reduced for the value of cash received by AirTouch shareowners. The last option grant expires January 2003, and as of September 30, 1999 approximately 88,000 options were still outstanding with an underlying stock option exposure of $19.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties. SBC claims the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause SBC's future results to differ materially from those expressed in the forward-looking statements: (1) adverse economic changes in the markets served by SBC or changes in available technology; (2) the final outcome of various FCC rulemakings and judicial review, if any, of such rulemakings; (3) the final outcome of various state regulatory proceedings in SBC's 13-state area, and judicial review, if any, of such proceedings; (4) the timing of entry and the extent of competition in the local and intraLATA toll markets in SBC's 13-state area; (5) the impact of the Ameritech transaction, including performance with respect to regulatory requirements and merger integration efforts; and (6) the deployment of SBC's broadband initiative also known as Project Pronto. Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SBC's future earnings.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 1999, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 2,490 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $49.00 to $56.125, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12a Computation of Ratios of Earnings to Fixed Charges.
      Exhibit 12b Supplemental Pro Forma Computation of Ratios of Earnings to
                  Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




November 12, 1999                         /s/ Donald E. Kiernan
                                          ------------------------
                                          Donald E. Kiernan
                                          Senior Executive Vice President
                                             and Chief Financial Officer