Form 10-K
period 1999-12-31
SBC COMMUNICATIONS INC
filed 2000-03-10
CIK 732717

FORM 10-K

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)

  |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For fiscal year ended December 31, 1999

                                      OR

  |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                        Commission File Number:  1-8610

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____
    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on composite closing sales price of $43.375 per share on March 6, 2000, the aggregate market value of all voting and non-voting stock held by non-affiliates was $147,398,900,000.

As of March 6, 2000, 3,399,389,663 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of SBC Communications Inc.'s Annual Report to Shareowners for the fiscal year ended December 31, 1999 (Parts I and II).

(2) Portions of SBC Communications Inc.'s Notice of 2000 Annual Meeting and Proxy Statement dated March 10, 2000 (Parts III and IV).

                                  SCHEDULE A

          Securities Registered Pursuant To Section 12(b) Of The Act:


                                                         Name of each exchange
        Title of each class                               on which registered
        -------------------                               -------------------
Common Shares (Par Value $1.00 Per                     New York, Chicago and
Share)                                                 Pacific Stock Exchanges

7.75% Exchangeable Notes,                              New York Stock Exchange
Due March 15, 2001

7.56% Pacific Telesis Group                            New York Stock Exchange
Corporation-obligated mandatorily
redeemable preferred securities of
subsidiary trusts

8.50% Pacific Telesis Group                            New York Stock Exchange
Corporation-obligated mandatorily
redeemable preferred securities of
subsidiary trusts

6.875% Fifty Year Southwestern Bell                    New York Stock Exchange
Telephone Company Debentures,
Due March 31, 2048

6.875% Forty Year Southwestern Bell                    American Stock Exchange
Telephone Company Debentures,
Due February 1, 2011

                               TABLE OF CONTENTS



Item                                                                  Page
-----                                                                  ----
                                  PART I

 1.  Business.......................................................     4
 2.  Properties.....................................................    17
 3.  Legal Proceedings..............................................    17
 4.  Submission of Matters to a Vote of Security Holders............    17


  Executive Officers of the Registrant..............................    18


                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..........................................    19
 6.  Selected Financial and Operating Data..........................    19
 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations....................................    19
 7A. Quantitative and Qualitative Disclosures about Market Risk.....    19
 8.  Financial Statements and Supplementary Data....................    19
 9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure.....................................    19


                                   PART III

10.  Directors and Executive Officers of the Registrant.............    20
11.  Executive Compensation.........................................    20
12.  Security Ownership of Certain Beneficial Owners and Management.    20
13.  Certain Relationships and Related Transactions.................    20


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   21

                                     PART I
ITEM 1. BUSINESS

                                     GENERAL

SBC Communications Inc. (SBC) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175
E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). SBC maintains an Internet site at http://www.sbc.com.

History

SBC was formed as one of several regional holding companies (RHCs) created to hold AT&T Corp.'s (AT&T) local telephone companies. On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, SBC primarily operated in 5 southwestern states. SBC subsidiaries merged with Ameritech Corporation (Ameritech) in 1999, Southern New England Telecommunications Corporation (SNET) in 1998 and Pacific Telesis Group (PAC) in 1997, thereby expanding SBC's wireline operations into a total of 13 states. Since SBC was formed, it has implemented plans to develop and expand into innovative new service and product offerings and to deliver those offerings, along with many other new services, to new national and global markets. Its strategy to enter new markets has been through mergers and acquisitions of complementary businesses, strategic partnerships, and the development of its global communications network. The services and products of SBC are marketed under several established brands including Ameritech, CellularOne, Nevada Bell, Pacific Bell, SBC Telecom, SNET, and Southwestern Bell.

Scope

SBC ranks among the largest providers of telecommunications services in the United States and the world. Through its subsidiaries, SBC provides a comprehensive offering of communications services and products in the United States and has investments in 23 other countries around the world. SBC offers its services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that SBC offers vary by market, and include: local exchange services, wireless communications, long distance services, Internet services, cable and wireless television services, security monitoring, telecommunications equipment, messaging, paging, and directory advertising and publishing. SBC groups its operating subsidiaries as follows:

o wireline subsidiaries provide primarily land and wire based services,
o wireless subsidiaries provide primarily radio wave based services,
o information and entertainment subsidiaries provide services primarily related to directory advertising and publishing, cable television, and security monitoring services, and
o international subsidiaries hold investments in foreign entities outside of the United States.

SBC's principal wireline subsidiaries provide telecommunications services in California, Texas, Illinois, Michigan, Ohio, Missouri, Connecticut, Indiana, Wisconsin, Oklahoma, Kansas, Arkansas, and Nevada (13-state area). Certain wireline local exchange services offered in the 13-state area are provided through regulated subsidiaries which operate within authorized regions (in-region) subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to Regulation is contained under the heading "Government Regulation" below and in the 1999 SBC Annual Report to Shareowners under the heading "Operating Environment and Trends of the Business", and is incorporated herein by reference pursuant to General Instruction G(2).

National-Local

In 1999, SBC began to implement a "National-Local" strategy in conjunction with its acquisition of Ameritech. Under the "National-Local" strategy, SBC will seek to become a competitive local exchange carrier (CLEC) and offer local exchange services in 30 new markets across the country in combination with other major national and international operations. SBC expects to introduce service in nine new markets in 2000, and another 21 during the following two years. This "National-Local" strategy is part of SBC's overall strategy to expand from a regional company to a company that provides communications services and products nationally and globally.

Business Combinations

Ameritech Corporation

On October 8, 1999, SBC and Ameritech completed the merger of an SBC subsidiary with Ameritech, in a transaction in which each share of Ameritech common stock was exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,446 million shares). Ameritech became a wholly-owned subsidiary of SBC effective with the merger, and the transaction has been accounted for as a pooling of interests and a tax-free reorganization.

The FCC approved the merger in October 1999, subject to certain conditions, including accelerated entry into new markets, so that SBC will offer wireline services in 30 new markets within 30 months after the merger closing date. In addition, SBC established a separate subsidiary to provide advanced services such as Digital Subscriber Line (DSL) and agreed not to charge residential customers minimum monthly long distance fees for at least three years after entering the long distance business in that market. SBC will also offer a low-income Lifeline universal service plan to low-income residential customers in each state in its 13-state area. The FCC conditions require specific performance and reporting provisions and contain enforcement provisions.

As a condition of the merger, Ameritech sold on October 8, 1999, 20 Midwestern cellular properties including the competing cellular licenses in Chicago, Illinois and St. Louis, Missouri.

Additional information on the Ameritech merger is contained in the 1999 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Southern New England Telecommunications Corporation

In October 1998, SBC and SNET completed the merger of an SBC subsidiary with SNET, in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly-owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization. Additional information on this matter is contained in
Note 2 of the 1999 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Pacific Telesis Group

In April 1997, SBC and PAC completed the merger of an SBC subsidiary with PAC, in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly-owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization. Additional information on this matter is contained in Note 2 of the 1999 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Post-merger initiatives

Several strategic decisions resulted from the Ameritech, SNET, and PAC merger integration processes. The decisions resulted from extensive reviews of operations throughout each of the merged companies and included significant integration of operations and consolidation of some administrative and support functions. SBC recognized charges during 1999, 1998 and 1997 in connection with the Ameritech, SNET and PAC merger initiatives. Charges arising out of the mergers relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges are incurred.

Additional information on this matter is contained in Note 2 of the 1999 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Reorganization

SBC is centralizing several key functions that will support the wireline operations including network planning, strategic marketing and procurement. It is also consolidating a number of corporate-wide support activities, including research and development, information technology, financial transaction processing and real estate management. These initiatives continue to result in the creation of some jobs and the elimination and realignment of others, with many of the affected employees changing job responsibilities, and in some cases assuming positions in other locations.

Additional information on these matters is contained in Note 2 of the 1999 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

                               BUSINESS OPERATIONS

Operating Segments

As a result of the merger with Ameritech and to better reflect the broadened scope of its operations, SBC adjusted its segment reporting structure. SBC now has four reportable segments that reflect the current management of its business: Wireline, Wireless, Information and Entertainment, and International. The Information and Entertainment segment expands on what was previously the Directory segment, and includes all directory operations and Ameritech's electronic security and cable television operations. All international investment operations have been removed from the Other segment and are shown separately in the International segment. The miscellaneous items that formerly were included in the Other segment are immaterial and have been moved to Corporate, Adjustments, and Eliminations. SBC evaluates performance based on income before income taxes adjusted for normalized (i.e. one-time) items.

Financial information about reportable segments is included in Note 7 of the 1999 SBC Annual Report to Shareowners, and are incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is SBC's largest operating segment, providing approximately 77 percent of SBC's normalized operating revenues in 1999. The Wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging, Internet services and sells customer premises and private branch exchange (PBX) equipment, and markets satellite television services. The Wireline segment provides its services to residential and business customers through SBC's wireline telecommunications subsidiaries. The wireline telecommunications subsidiaries provide services to approximately 37.2 million residential and 22.7 million business access lines in the 13-state area. During 1999 total access lines grew by 3.1 percent, of which 33 percent of the increase was due to growth in California, 19 percent in Texas and 9 percent in Illinois. Access lines in California, Texas and Illinois account for approximately 60 percent of SBC's access lines.

Services and Products

Local exchange services - Local exchange services include traditional dial tone primarily used to make or receive voice, fax, or analog modem calls from a residence or business. The local exchange process transports the caller's signal from the caller's telephone over an SBC transport facility and through an SBC central office switching facility to another local telephone service location or a long distance carrier selected by the caller. SBC also offers this service on a wholesale basis to CLECs. At December 31, 1999, SBC provided wholesale services to approximately 1.6 million access lines. Other local services include certain extended area service, directory assistance, and operator services.

Vertical services include custom calling services provided by SBC's central office facilities, such as Caller ID, Call Waiting, voice mail and other enhanced services. These features allow the telephone users to manage their local services with enhanced features such as displaying the number and/or name of callers, signaling to the telephone user that additional calls are incoming, and to send and receive voice messages.

Data services - Revenues from data services may be classified in local, network access or long distance revenues and include high-speed data communication services used for transporting digital traffic from one computer system to another. Data services include digital products categorized into three basic categories:

o    Switched Transport services such as Integrated Services Digital Network
     (ISDN), Frame Relay, and DSL;

o Dedicated Transport services such as Digital Services and Synchronous Optical Network (SONET); and

o Application and Data Communications services which include Internet access and network integration.

ISDN transmits voice, video, and data over a single line in support of a wide range of applications, including Internet access. Frame Relay is a fast packet switching technology. Packet switching allows data to travel in individual packets, or pieces, of information. DSL is a new digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services are high-speed dedicated digital circuits offered with various speeds of transport. SONET provides access to SBC's backbone network at very high speeds. Network integration services include installation of business data systems, local area networking, and other data networking solutions.

Network access services - Network access services connect a customer's telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

Wireline long distance - Wireline long distance services primarily result from the transport of intraLATA (Local Access Transport Area) telecommunications traffic that is outside of a local calling area. SBC has been restricted from providing interLATA long distance services within most of the in-region areas due to historical regulatory restrictions. SBC provides wireline interLATA long distance to its in-region customers in Connecticut, but is prohibited from originating interLATA long distance calls from SBC's other in-region states. Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. In addition, since 1996, SBC has offered wireline interLATA long distance services to customers in selected areas outside the wireline subsidiaries' authorized regions (out-region).

Customer premises equipment (CPE) - CPE and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems, all of which can be offered with the wireline subsidiaries' central office based services and products. PBX is a private telephone switching system, usually located on a customer's premises, which provides intra-premise telephone services as well as access to the public switched network.

Cable Television - SBC also operates a cable television system under the SNET brand in Connecticut that is currently included in the Wireline segment. SNET began offering cable television service in the first quarter of 1997. As of December 31, 1999, SNET provided cable television services to approximately 31,000 households in Connecticut.

Internet Services - SBC offers a range of Internet services and products for residences and businesses, varying by market, from basic dial-up access to high-bandwidth connections. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail, and high-speed access services.

Broadband Initiative

In October 1999, as the first post-Ameritech merger initiative, SBC announced plans to offer broadband services to approximately 80 percent of SBC's United States wireline customers over the next three years (Project Pronto). SBC will invest an estimated $6 billion in fiber, electronics and other technology for this broadband initiative. The build-out will include moving many customers from the existing copper network to a new fiber network. Over the deployment period, marketing costs will be incurred depending on the rate of customer sign-ups and installations. An ongoing assessment of the carrying value and economic useful life of the existing network facilities will continue. Additional information on this matter is contained in Note 5 of the 1999 SBC Annual Report to Shareowners, and are incorporated herein by reference pursuant to General Instruction G(2).

Prodigy Agreement

In November 1999, SBC and Prodigy Communications Corporation (Prodigy) announced an agreement to form a partnership that will join their consumer and small business Internet operations. Under the terms of the agreement, which is expected to close in the second quarter of 2000, SBC will make Prodigy its exclusive retail consumer and small business Internet access service for customers in SBC's service area. Prodigy will assume management of approximately 650,000 SBC subscribers of dial-up, ISDN and basic DSL Internet access services, increasing Prodigy's total managed subscriber base to more than 2 million. Subject to specific exceptions, SBC will exclusively market Prodigy service through its extensive marketing channels with a commitment to deliver a minimum of 1.2 million new customers over the next three years to the Prodigy member base. The agreement provides SBC with a 43 percent ownership stake in the partnership and a similar voting interest in Prodigy. Under certain circumstances, this may translate into a direct ownership interest in Prodigy. Required approvals for the transaction have been received from certain Federal regulatory agencies that had jurisdiction to consider the transaction. The agreement is subject to approval at a meeting of the shareholders of Prodigy, which is anticipated in early 2000.

Sterling Commerce

In February 2000, SBC entered a definitive agreement to acquire Sterling Commerce, Inc. (Sterling), a provider of electronic business integration solutions, in an all cash tender offer valued at approximately $3.9 billion in which Sterling would merge with an SBC subsidiary. Sterling specializes in creating, powering and managing secure "e-Marketplace communities" where multiple buyers and sellers can conduct real-time transactions, exchange goods and services, facilitate business-to-business opportunities, and share information faster and at lower costs. The transaction is expected to be completed by the end of the second quarter of 2000.

DIRECTV Agreement

In July 1999, SBC entered into a strategic marketing and distribution agreement with DIRECTV, Inc. that will make high-quality digital satellite television service available to certain SBC wireline residential customers. SBC, through DIRECTV, Inc., will offer customers a digital video entertainment service.

Williams Communications

In October 1999, SBC acquired approximately 4 percent of Williams Communications Group, Inc. (Williams Communications), a subsidiary of Williams Cos., Inc. for an investment of approximately $439 million. Williams Communications provides a national network of fiber optic cable for telecommunications traffic transport. SBC and Williams Communications have entered into various service agreements for utilization of their modern, high-speed telecommunications network.

Wireless

The Wireless segment provides domestic wireless telecommunications services, including local, long distance and roaming services. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. The Wireless operating segment provided approximately 14 percent of SBC's operating revenues in 1999. Services and products are provided to consumer and business customers through SBC's domestic wireless subsidiaries. As of December 31, 1999, SBC provides wireless services to approximately 11.2 million customers domestically.

SBC offers wireless services in many markets across the nation using both traditional cellular and new personal communication services (PCS) networks. SBC's network facility-based wireless service areas cover approximately 117 million persons and its markets include 23 of the largest 35 metropolitan areas across the nation.

Services and Products

Wireless local services involve the transport of wireless local area traffic between wireless telephones or equipment and other telephones or equipment. Wireless long distance services provide subscribers the ability to call destinations outside of the subscriber's home area. Roaming services allow subscribers to use their wireless telephone equipment whenever they travel outside of their home area. SBC has numerous roaming agreements with other wireless carriers allowing SBC subscribers to use their wireless telephone equipment throughout the United States and Canada where SBC does not operate networks or hold wireless licenses.

Wireless subscribers' home service areas vary from market to market and from provider to provider, but generally are based upon metropolitan area boundaries and travel patterns, licenses, and available network facilities. Home service areas for wireless services may not equate to wireline local service areas, which are established by different government regulation. SBC also provides wireless services to non-SBC wireless telephone users roaming on SBC's wireless networks. With the increased popularity and rapid growth of wireless services and the number of providers, including PCS, across the nation, SBC has experienced increased utilization of its wireless networks from non-SBC wireless customers and corresponding growth in wireless roaming revenues.

Since certain regulatory restrictions were removed in 1996, SBC began offering wireless long distance services to its traditional cellular customers. At December 31, 1999, SBC had been selected as the long distance carrier by approximately 86 percent of its traditional cellular customers. SBC provides long distance services to all of its PCS wireless customers.

SBC offers digital wireless service, including enhanced features, in most of the metropolitan areas where it is licensed to provide wireless service. SBC first began providing commercial digital service in Chicago in July 1993. Digital service improves sound quality, provides a greater degree of privacy on individual calls, increases call-handling capacity of the networks, allows additional service offerings, extends wireless telephone battery lives, and increases security against cloning.

SBC currently provides local and nationwide paging services to approximately 1.5 million customers, most in the Midwest. SBC paging offers features such as fax notification, voice mail, and numeric and alpha paging.

Comcast Acquisition

In July 1999, SBC completed the acquisition of Comcast Cellular Corporation (Comcast), the wireless subsidiary of Comcast Corporation. Comcast offers analog and digital wireless services to subscribers in Pennsylvania, Delaware, New Jersey and Illinois. With the acquisition, SBC added approximately 862,000 subscribers.

Puerto Rico Acquisition

During 1999, SBC and Telefonos de Mexico, S.A. de C.V. (Telmex) completed the acquisition of Cellular Communications of Puerto Rico (Cellular Communications) adding approximately 375,000 subscribers in Puerto Rico and the United States Virgin Islands. SBC owns a 50 percent equity stake in Cellular Communications. Cellular Communications offers wireless services under the Cellular One brand name. The company also offers paging and long distance service in Puerto Rico and is planning to offer wireline phone service in San Juan as a CLEC.

Radiofone Acquisition

In March 2000, SBC completed the acquisition of Radiofone, Inc. (Radiofone). Radiofone serves more than 200,000 wireless customers in Louisiana and Michigan, and approximately 300,000 paging customers in 11 states.

Licenses

The FCC authorizes the licensing of multiple wireless carriers in each geographic market. SBC's domestic cellular, paging and PCS services are provided under various licenses granted by the FCC in each geographic market SBC serves. Cellular and paging licenses are issued for a standard duration of ten years. PCS licenses are issued for five years. Licenses are renewed upon demonstration of compliance with the FCC's regulations and continued service to the public.

Information and Entertainment

The Information and Entertainment segment includes advertising, yellow and white pages directories, electronic publishing, security monitoring services and cable television services, excluding cable television services by SNET. The Information and Entertainment operating segment provided approximately 10 percent of SBC's operating revenues in 1999.

Directory and Electronic Advertising Services

SBC's principal advertising, directory, yellow and white pages subsidiaries operate primarily in the 13-state region. SBC, through its Information and Entertainment subsidiaries publishes more than 122 million books representing approximately 882 directories.

The Southwestern Bell and Ameritech branded directories are printed by R.R. Donnelley & Sons. Pacific Bell and SNET branded directories are printed by Quebecor World (USA) Inc.

In addition to traditional printed directories, SBC Interactive offers SMARTpages on the Internet, located at http://www.smartpages.com providing customers with national business listings, searchable by individual company name and by topic category. The Ameritech Internet Yellow Pages, located at http://www.yellowpages.net provides coverage of over 10 million United States businesses and includes theme-oriented specialty guides.

Security Monitoring Services

SecurityLink offers a full array of electronic security products and services for homes and businesses, including monitored burglar and fire alarm systems, personal emergency response service, closed circuit television and electronic access control.

Cable Television Services

SBC offers enhanced cable television services in the Chicago, Cleveland, Columbus and Detroit metropolitan areas. As of December 31, 1999, SBC provides cable services to approximately 281,000 customers in approximately 100 Midwestern communities. SBC has scaled back its expansion plans for new cable franchises and is evaluating how the cable TV business fits strategically with the rest of the business.

Cable Television Licenses

SBC's cable television systems are subject to Federal, state and local regulation, including regulation by the FCC and local franchising authorities, concerning rates, service and programming access. SBC has entered into approximately 115 cable television franchise agreements with local government authorities. Generally, these franchise agreements are in effect for a period of 15 years, and are transferable with regulatory approval.

International

The International segment includes all of SBC's international investments. SBC has direct or indirect interests in businesses located in 23 countries outside the United States, and as of December 31, 1999, has investments of approximately $10.3 billion in international affiliates. SBC's international investments are key to its global strategy. Businesses include local and long distance telephone services, wireless communications, voice messaging, data services, video services, Internet access, telecommunications equipment, and directory publishing.

Europe

Through its various subsidiaries, SBC is the largest non-European telecommunications investor in Europe and is positioned to access this large telecommunications market.

SBC holds a 41.6 percent stake in Tele Danmark A/S (Tele Danmark), Denmark's primary full-service communications operator. Tele Danmark serves approximately
3.5 million access lines, 1.1 million cellular customers and 825,000 cable television customers. Tele Danmark has a 16.5 percent investment in Belgacom S.A. (Belgacom) as well as investments in wireless services in Poland, the Ukraine, Lithuania, Austria, Germany and Norway. It has investments in competitive communications providers in Sweden, Germany, Switzerland, and the Czech Republic. Tele Danmark also has investments in local telephone operations in Hungary and an international digital transmission link through Russia, and Korea and Japan. In addition, since 1998, Belgacom and Tele Danmark, through a joint venture, have offered cellular service throughout the Netherlands.

In Belgium, SBC holds a 17.5 percent stake in Belgacom, the country's primary full-service telecommunications operator and effectively controls 24.4 percent of Belgacom when combined with its stake in Tele Danmark. With approximately 5.1 million access lines and more than 1.9 million cellular customers, Belgacom provides local, long distance, cellular and other communications services and offers directories and security services. Belgacom also has telecommunications investments in France, the Netherlands, and Russia.

SBC holds a 15 percent equity interest in Cegetel S.A. (Cegetel), a holding company, through a joint venture with France's Vivendi, a French diversified public company. Cegetel owns 80 percent of Societe Francaise de Radiotelephone, a nationwide cellular company with over 6.4 million customers.

In Germany, SBC, through its investment in Tele Danmark, indirectly owns 41.6 percent of Talkline Group, a cellular service provider and reseller. SBC also owns Wer Liefert Was (WLW), a leading German-based publisher of business-to-business directories for Germany, Austria, Switzerland, Belgium, Luxembourg, the Netherlands, Croatia, Slovenia, Slovakia, and the Czech Republic.

In Hungary, through a joint venture with Deutsche Telekom (DT), SBC and DT each hold a 29.8 percent stake in MATAV, the country's primary full-service telecommunications operator. MATAV provides local, long distance and international telephone service and is the controlling shareowner in certain cellular ventures. MATAV has approximately 2.9 million access lines in a country of 10.5 million people and serves over 867,000 cellular subscribers.

In Norway, SBC has a direct 19.6 percent stake and effectively controls 27.9 percent in NetCom GSM (NetCom), through SBC's investment in Tele Danmark. NetCom is one of the country's leading wireless telecommunications providers. With approximately 720,000 customers, NetCom has a mobile infrastructure network covering over 4.4 million persons.

SBC owns a 40 percent interest in diAx A.G (diAx), a consortium formed with Switzerland's 6 largest electric utilities and other businesses, which offers long distance, Internet and wireless services. Long distance services were launched in May 1998 and wireless services in December 1998, and at year end 1999, diAx provided long distance services to 559,000 access lines (via equal access) and 413,000 wireless subscribers.

Asia

Data traffic between Asia and North America is growing rapidly, driven in large part by the increased popularity of the Internet. SBC has a 5.7 percent investment in a consortium with China Telecom and twelve other telecommunications companies that have laid high-speed undersea cable between mainland China and the United States. SBC also has an approximate 5 percent equity stake in a project to lay an undersea cable between Japan and the United States. These cable networks are expected to meet trans-Pacific data and voice traffic needs well into the future. The China cable project was made ready for service in January 2000. The Japan cable project is scheduled to be completed in 2000.

SBC owns a 19.4 percent stake in TransAsia Telecommunications Inc. (TransAsia), a consortium formed to provide cellular services in Taiwan's southern region, headquartered in Kaohsiung. TransAsia serves over 478,000 cellular customers.

North America

Beyond its large United States presence, SBC is well positioned throughout North America. The company has a 20 percent stake in Bell Canada, Canada's premier telecommunications provider. Bell Canada offers a full range of services to more than 11.2 million residential and business customers, including local, long distance and wireless communications, Internet access, high-speed data services and directories.

SBC also owns nearly a 9 percent equity share in Mexico's largest national telecommunications provider of wireline and wireless services, Telmex, which operates some 10.5 million access lines and serves more than 4.1 million wireless customers. Through this relationship, SBC has worked with Telmex to develop an advanced network, and has helped Telmex achieve its goal of enhanced telephone service throughout Mexico.

South America

In January 2000, SBC and Telmex acquired a stake in Brazilian wireless provider ATL - Algar Telecom Leste S.A. (ATL), which serves customers in Brazil's Rio de Janeiro and Espirito Santo states. As part of the transaction, Williams Communications will reduce its stake to a 50 percent economic interest in ATL. SBC and Telmex will have the opportunity to subsequently increase their investment to a 50 percent stake in ATL, but cannot do so until 2004; until then, Algar retains an investment in ATL as well as voting and board control of ATL in accordance with Brazilian regulations.

In June 1999, SBC sold its remaining investment interests in Chile.

Africa/Middle East

In 1997, SBC made a significant investment on the African continent when it acquired an 18 percent ownership stake in Telkom, S.A. Limited (Telkom), South Africa's state-owned local exchange, long distance, and cellular company. Currently, Telkom serves 5.2 million access lines in South Africa, and also is developing a second national wireless network, serving more than 2.1 million wireless customers through Telkom's wireless subsidiary, Vodacom.

In Israel, SBC owns a 50 percent equity stake in the AUREC Group, a cable television and publishing company. SBC also owns a 21.5 percent stake in Amdocs Limited (Amdocs), a major supplier of billing and customer service software used by telecommunications companies worldwide, and a 22 percent stake in a consortium offering long distance service in Israel.

Financial information about foreign and domestic operations are included in Note 7 of the 1999 SBC Annual Report to Shareowners, and are incorporated herein by reference pursuant to General Instruction G(2).

                            MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total operating revenues by any class of service that accounted for 10 percent or more of SBC's consolidated total operating revenues in any of the last three fiscal years.

----------------------------------------- -------------------------------------
                                            Percentage of Consolidated Total
                                                   Operating Revenues
----------------------------------------- -------------------------------------

                                                1999        1998         1997
----------------------------------------- ----------- ------------ ------------
Landline local service                           38%          37%          37%
Wireless subscriber                              12%          11%          11%
Network access                                   20%          21%          22%
----------------------------------------- ----------- ------------ ------------

Landline local service and network access revenues are included in the Wireline segment's results of operations and each also exceeds 10 percent of Wireline's total operating revenues. Wireless subscriber revenues are included in the Wireless segment's results of operations and also exceeds 10 percent of Wireless' total operating revenues.

                              GOVERNMENT REGULATION

In the in-region states, certain wireline subsidiaries are subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. Certain wireline subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate the wireline subsidiaries for the use of their facilities for the origination or termination of long distance and access services by other carriers. Cable television operations are also subject to certain FCC and state or local jurisdiction with respect to service requirements.

Additional information relating to Federal and state regulation of the wireline subsidiaries is contained in the 1999 SBC Annual Report to Shareowners under the heading "Regulatory Environment" beginning on page 12, and is incorporated herein by reference pursuant to General Instruction G(2).

                   IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain SBC subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. SBC also licenses other companies to use this intellectual property. SBC does not believe that the expiration of any of its intellectual property rights, or the nonrenewal of those rights, would have a material adverse affect on its results.

                                 MAJOR CUSTOMER

No customer accounted for more than 10 percent of SBC's consolidated revenues in 1999, 1998 or 1997.

                                   COMPETITION

Wireline and Wireless

Information relating to wireline and wireless competition is contained in the 1999 SBC Annual Report to Shareowners under the heading "Competition" beginning on page 16, and is incorporated herein by reference pursuant to General Instruction G(2).

Information and Entertainment

Information relating to directory and electronic advertising and publishing, and cable television competition is contained in the 1999 SBC Annual Report to Shareowners under the heading "Competition" beginning on page 16, and is incorporated herein by reference pursuant to General Instruction G(2).

International

Information relating to international competition is contained in the 1999 SBC Annual Report to Shareowners under the heading "Competition" beginning on page 16, and is incorporated herein by reference pursuant to General Instruction G(2).

Customer Premises Equipment, Wireless Equipment and Other Equipment Sales

SBC faces significant competition from numerous companies in marketing its telecommunications equipment.

                            RESEARCH AND DEVELOPMENT

The majority of the research and development activities are related to the Wireline and Wireless segments of SBC. Applied research is conducted at SBC Technology Resources, Inc. (TRI), a subsidiary of SBC. TRI provides research, technology planning and evaluation services to SBC and its subsidiaries.

Certain company-sponsored basic and applied research was also conducted at Telcordia Technologies (Telcordia), formerly Bell Communications Research, Inc. (Bellcore). SBC had owned a three-seventh interest in Bellcore, with the remainder being owned by other RHCs. In November 1997, the RHCs sold Bellcore to a third party but continue to have a research agreement with Telcordia. The RHCs have retained the activities of Telcordia that coordinate the Federal Government's telecommunications requirements for national security and emergency preparedness.

                                    EMPLOYEES

As of December 31, 1999, SBC employed 204,530 persons. Approximately two-thirds of the employees are represented by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). Collective bargaining agreements between the CWA or the IBEW and SBC's subsidiaries are in effect with varying dates of expiration in the years 2001 and 2002. Among other items, the agreements specify an average 11 percent increase in wages over the life of the contracts.

                               RECENT DEVELOPMENTS

In-Region Long Distance

On December 16, 1999, the Texas Public Utility Commission voted unanimously to endorse SBC's application to enter the Texas interLATA long distance market. SBC must also receive FCC approval and has filed its long distance application to provide interLATA long distance with the FCC on January 10, 2000. The FCC has 90 days after filing to act on the application.

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

The following factors could cause SBC's future results to differ materially from those expressed in the forward-looking statements:

     o Adverse economic changes in the markets served by SBC, or countries in which SBC has significant investments.

     o    Changes in available technology.

     o The final outcome of FCC rulemakings and judicial review, if any, of such rulemakings, including issues relating to jurisdiction.

     o The final outcome of state regulatory proceedings in SBC's 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, and reciprocal compensation.

     o Enactment of additional state, Federal and/or foreign regulatory laws and regulations pertaining to SBC's subsidiaries and foreign investments.

     o The timing of entry and the extent of competition in the local and intraLATA toll markets in SBC's 13-state area and SBC's entry into the in-region long distance market.

     o The impact of the Ameritech transaction, including performance with respect to regulatory requirements and merger integration efforts.

     o The timing and cost of deployment of SBC's broadband initiative also known as Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SBC's future earnings.

ITEM 2.  PROPERTIES

The properties of SBC do not lend themselves to description by character and location of principal units. At December 31, 1999, 92 percent of the property, plant and equipment of SBC was owned by the Wireline subsidiaries. Outside plant facilities, including telephone poles, cabling, wiring and conduits represented 41 percent of the Wireline subsidiaries' investment in telephone plant; central office equipment represented 40 percent; land and buildings represented 9 percent; other equipment, comprised principally of furniture and office equipment, vehicles and other work equipment, represented 8 percent; and other miscellaneous property represented 2 percent.

ITEM 3.  LEGAL PROCEEDINGS

SBC is a party to various legal and regulatory proceedings arising in the ordinary course of business. While there can be no assurance as to the ultimate outcome of any pending proceedings, as of the date of this report, SBC does not believe that any pending legal proceedings to which SBC or its subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.


                              EXECUTIVE OFFICERS OF THE REGISTRANT

          Name              Age               Position                                    Held Since
          ----              ---               --------                                    ----------

Edward E. Whitacre Jr.      58    Chairman and Chief Executive Officer                     1/1990

Royce S. Caldwell           61    Vice Chairman and President - SBC Operations             11/1999

James W. Callaway           53    Group President - SBC Services                           11/1999

Cassandra C. Carr           55    Senior Executive Vice President - External Affairs       10/1998

James D. Ellis              56    Senior Executive Vice President and General Counsel      3/1989

Charles E. Foster           63    Group President - SBC                                    7/1995

Karen E. Jennings           49    Senior Executive Vice President - Human Resources        10/1998

James S. Kahan              52    Senior Executive Vice President - Corporate              7/1993
                                  Development

Donald E. Kiernan           59    Senior Executive Vice President, Chief Financial         7/1993
                                  Officer and Treasurer

Edward A. Mueller           52    President - SBC International Operations                 11/1999

Stanley T. Sigman           52    Group President - SBC National Operations                11/1999


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 1999 and 1998 were 1,038,807 and 1,005,621. During the fourth quarter of 1999, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 3,270 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $47.50 to $52.00, in each case the fair market value of the shares on the date of purchase. The issuance of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Other information required by this Item is included in the 1999 SBC Annual Report to Shareowners under the headings "Quarterly Financial Information" on page 40, "Selected Financial and Operating Data" on page 4, and "Stock Trading Information" on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the 1999 SBC Annual Report to Shareowners under the heading "Selected Financial and Operating Data" on page 4 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 1999 SBC Annual Report to Shareowners on page 5 through page 20, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 1999 SBC Annual Report to Shareowners under the heading "Market Risk" on page 19 through page 20, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 1999 SBC Annual Report to Shareowners on page 21 through page 40, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred on any accounting or financial disclosure matters during the period covered by this report.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item 10 is included in the registrant's definitive proxy statement, dated March 10, 2000, under the heading "Board of Directors" beginning on page 4 and "Section 16(a) Beneficial Ownership Reporting Compliance" beginning on page 32 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant's definitive proxy statement, dated March 10, 2000, under the headings "Compensation of Directors" from page 14 through page 15, and "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Pension Plans", and "Contracts with Management" from page 20 through page 31, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information required by this Item is included in the registrant's definitive proxy statement, dated March 10, 2000, under the heading "Common Stock Ownership of Directors and Officers" on page 16, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant's definitive proxy statement, dated March 10, 2000, under the heading "Compensation of Directors" from page 14 through page 15 and "Contracts with Management" from page 30 through 31, which are incorporated herein by reference pursuant to General Instruction G(3).

                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Documents filed as a part of the report:
                                                                            Page
                                                                             ---

  (1) Report of Independent Auditors......................................    *
      Financial Statements covered by Report of Independent Auditors:
       Consolidated Statements of Income..................................    *
       Consolidated Balance Sheets........................................    *
       Consolidated Statements of Cash Flows..............................    *
       Consolidated Statements of Shareowners' Equity.....................    *
       Notes to Consolidated Financial Statements.........................    *


      *Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 1999. (See Part II.)

                                                                            Page
                                                                             ---

  (2) Financial Statement Schedules:
        II - Valuation and Qualifying Accounts.............................   25

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

    Exhibit
     Number
  -----------

    3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1998. (Exhibit 3-a to Form 10-Q dated March 31, 1998.)

    3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.(Exhibit 3-b to Form 10-K for 1997.)

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

    4-c Resolutions guaranteeing certain obligations of Pacific Telesis Group. (Exhibit 4-g to Form 10-K for 1997.)

    4-d Guaranty of certain obligations of Pacific Bell Telephone Company and Southwestern Bell Telephone Company.

    4-e Guaranty of certain obligations of Ameritech Capital Funding Corporation, Illinois Bell Telephone Company, Indiana Bell Telephone Company, Inc., Michigan Bell Telephone Company, The Ohio Bell Telephone Company, Pacific Bell Telephone Company, Southern New England Telecommunications Corporation, The Southern New England Telephone Company, Southwestern Bell Telephone Company, Wisconsin Bell, Inc.

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

           10-t(i)Resolutions amending the Plan, effective November 21,
                1997.  (Exhibit 10-v(i) to Form 10-K for 1997.)

    10-u Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

    10-v Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

           10-v(i)Resolutions amending the Plan, effective November 21, 1997.
                (Exhibit 10-v(i) to Form 10-K for 1997.)

    10-w Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

           10-w(i)Resolutions amending the Plan, effective January 1, 1995.
                  (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, filed March 13, 1995.)

    10-x Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

           10-x(i)Resolutions amending the Plan, effective April 1, 1994.
                  (Exhibit 10xx(i) to Form 10-K for 1994 of Pacific Telesis Group (Reg. 1-8609).)

    10-y Agreement Regarding Change in Control, dated as of January 19, 1994, between Ameritech and Richard C. Notebaert, together with a schedule identifying another agreement in the same form (Exhibit 10mm to Form 10-K for 1993, File No. 1-8612).

    12     Computation of Ratios of Earnings to Fixed Charges.

    13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1999. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

    21     Subsidiaries of SBC.

    23-a   Consent of Ernst & Young LLP.

    23-b   Consent of Arthur Andersen LLP.

    24     Powers of Attorney.

    27-a   Financial Data Schedule - December 31, 1999.

    27-b   Restated Financial Data Schedule - September 30, 1999.

    27-c   Restated Financial Data Schedule - June 30, 1999.

    27-d   Restated Financial Data Schedule - March 31, 1999.

    27-e   Restated Financial Data Schedule - December 31, 1998.

    27-f   Restated Financial Data Schedule - September 30, 1998.

    27-g   Restated Financial Data Schedule - June 30, 1998.

    27-h   Restated Financial Data Schedule - March 31, 1998.

    27-i   Restated Financial Data Schedule - December 31, 1997.

    99-a   Report of Independent Accountants Arthur Andersen LLP.

    99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1999 to be filed under Form 10-K/A.

    99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1999 to be filed under Form 10-K/A.

    99-d Annual report on Form 11-K for the Ameritech Savings Plan for Salaried Employees for the year 1999 to be filed under Form 10-K/A.

    99-e Annual report on Form 11-K for the Ameritech Savings and Security Plan for Non-Salaried Employees for the year 1999 to be filed under Form 10-K/A.

SBC will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. SBC will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

      On October 12, 1999, SBC filed a Form 8-K, reporting on Item 2. Acquisition or Disposition of Assets. In the report, SBC announced the close of the merger with Ameritech Corporation on October 8, 1999.

      On October 19, 1999, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing the launch of a $6 billion broadband initiative.

      On October 29, 1999, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing third quarter earnings and containing unaudited pro forma combined financial statements reflecting the merger of a subsidiary of SBC and Ameritech Corporation.


                                                 SBC COMMUNICATIONS INC.                     Schedule II - Sheet 1
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             Allowance for Uncollectibles
                                                  Dollars in Millions


-------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D       COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)
                                                                            Charged
                                            Balance at       Charged        to Other                     Balance
                                           Beginning of   to Costs and      Accounts      Deductions    at End of
               Description                    Period      Expenses-Note    -Note (b)      -Note (c)      Period
                                                               (a)
-------------------------------------------------------------------------------------------------------------------
 Year 1999..............................    $  810           1,136            596           1,443        $ 1,099
 Year 1998..............................    $  737             896            603           1,426        $   810
 Year 1997..............................    $  659             938            809           1,669        $   737







(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

(b) Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by SBC.

(c)  Amounts written off as uncollectible.


                                                SBC COMMUNICATIONS INC.                         Schedule II - Sheet 2
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        Accumulated Amortization of Intangibles
                                                  Dollars in Millions


---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)

                                            Balance at                      Charged                       Balance
                                           Beginning of      Charged        to Other                     at End of
               Description                    Period       to Expense       Accounts      Deductions      Period
---------------------------------------------------------------------------------------------------------------------
 Year 1999..............................    $ 1,111            378             8             172           $ 1,325
 Year 1998..............................    $ 1,485            275             3             652(a)        $ 1,111
 Year 1997..............................    $   971            504            62              52           $ 1,485











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

                                                SBC COMMUNICATIONS INC.                        Schedule II - Sheet 3
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               Reserve for Restructuring
                                                  Dollars in Millions

---------------------------------------------------------------------------------------------------------------------
                 COL. A                       COL. B                 COL. C                 COL. D        COL. E
---------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         -------------------------------
                                                               (1)            (2)

                                            Balance at       Charged        Charged                       Balance
                                           Beginning of   to Costs and      to Other      Deductions     at End of
               Description                    Period        Expenses        Accounts      -Note (a)       Period
---------------------------------------------------------------------------------------------------------------------
Year 1999..............................     $  123               5             -             114           $   14
Year 1998..............................     $   86             104             -              67           $  123
Year 1997..............................     $  226               -             -             140           $   86

(a) Includes $99 in 1999 and $30 in 1998 that was reversed to other operating expenses for amounts no longer required.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2000.

                                         SBC COMMUNICATIONS INC.


                                         By  /s/ Donald E. Kiernan
                                         -----------------------------
                                         (Donald E. Kiernan
                                         Senior Executive Vice President,
                                         Chief Financial Officer and Treasurer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
     Edward E. Whitacre, Jr.*
     Chairman and
     Chief Executive Officer

Principal Financial and
 Accounting Officer:
     Donald E. Kiernan
     Senior Executive Vice President, Chief
     Financial Officer and Treasurer

                                          /s/ Donald E. Kiernan
                                         -----------------------------
                                         (Donald E. Kiernan, as attorney-in-fact
                                         and on his own behalf as Principal
                                         Financial Officer and Principal
                                         Accounting Officer)


                                         March 10, 2000

Directors:
--------------------------------------- ----------------------------------------
Edward E. Whitacre, Jr.*                Charles F. Knight*
Clarence C. Barksdale*                  Lynn M. Martin*
James E. Barnes*                        John B. McCoy*
August A. Busch III*                    Mary S. Metz*
Royce S. Caldwell*                      Toni Rembe*
Ruben R. Cardenas*                      S. Donley Ritchey*
William P. Clark*                       Joyce M. Roche'*
Martin K. Eby, Jr.*                     Richard M. Rosenberg*
Herman E. Gallegos*                     Carlos Slim Helu'*
Jess T. Hay*                            Laura D'Andrea Tyson*
James A. Henderson*                     Patricia P. Upton*
Bobby R. Inman*
--------------------------------------- ----------------------------------------

* by power of attorney

                                  EXHIBIT INDEX

    Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

   Exhibit
   Number
  ---------

    3-a Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on April 28, 1998. (Exhibit 3-a to Form 10-Q dated March 31, 1998.)

    3-b Certificate of Designation, filed with the Secretary of State of Delaware on March 31, 1997.(Exhibit 3-b to Form 10-K for 1997.)

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

    4-c Resolutions guaranteeing certain obligations of Pacific Telesis Group. (Exhibit 4-g to Form 10-K for 1997.)

    4-d Guaranty of certain obligations of Pacific Bell Telephone Company and Southwestern Bell Telephone Company.

           4-e Guaranty of certain obligations of Ameritech Capital Funding Corporation, Illinois Bell Telephone Company, Indiana Bell Telephone Company, Inc., Michigan Bell Telephone Company, The Ohio Bell Telephone Company, Pacific Bell Telephone Company, Southern New England Telecommunications Corporation, The Southern New England Telephone Company, Southwestern Bell Telephone Company, Wisconsin Bell, Inc.

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

           10-t(i)Resolutions amending the Plan, effective November 21,
                1997.  (Exhibit 10-v(i) to Form 10-K for 1997.)

    10-u Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

    10-v Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

           10-v(i)Resolutions amending the Plan, effective November 21, 1997.
                (Exhibit 10-v(i) to Form 10-K for 1997.)

    10-w Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

           10-w(i)Resolutions amending the Plan, effective January 1, 1995.
                  (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, filed March 13, 1995.)

    10-x Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)

           10-x(i)Resolutions amending the Plan, effective April 1, 1994.
                  (Exhibit 10xx(i) to Form 10-K for 1994 of Pacific Telesis Group (Reg. 1-8609).)

    10-y Agreement Regarding Change in Control, dated as of January 19, 1994, between Ameritech and Richard C. Notebaert, together with a schedule identifying another agreement in the same form (Exhibit 10mm to Form 10-K for 1993, File No. 1-8612).

    12     Computation of Ratios of Earnings to Fixed Charges.

    13 Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 1999. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

    21     Subsidiaries of SBC.

    23-a   Consent of Ernst & Young LLP.

    23-b   Consent of Arthur Andersen LLP.

    24     Powers of Attorney.

    27-a   Financial Data Schedule - December 31, 1999.

    27-b   Restated Financial Data Schedule - September 30, 1999.

    27-c   Restated Financial Data Schedule - June 30, 1999.

    27-d   Restated Financial Data Schedule - March 31, 1999.

    27-e   Restated Financial Data Schedule - December 31, 1998.

    27-f   Restated Financial Data Schedule - September 30, 1998.

    27-g   Restated Financial Data Schedule - June 30, 1998.

    27-h   Restated Financial Data Schedule - March 31, 1998.

    27-i   Restated Financial Data Schedule - December 31, 1997.

    99-a   Report of Independent Accountants Arthur Andersen LLP.

    99-b Annual Report on Form 11-K for the SBC Savings Plan for the year 1999 to be filed under Form 10-K/A.

    99-c Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 1999 to be filed under Form 10-K/A.

    99-d Annual report on Form 11-K for the Ameritech Savings Plan for Salaried Employees for the year 1999 to be filed under Form 10-K/A.

    99-e Annual report on Form 11-K for the Ameritech Savings and Security Plan for Non-Salaried Employees for the year 1999 to be filed under Form 10-K/A.