Form 10-Q
period 2000-03-31
SBC COMMUNICATIONS INC
filed 2000-05-10
CIK 732717

FORM 10-Q

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

      |X|         Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 28, 2000, 3,401,719,865 common shares were outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
-----------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
                                                      -----------------------
                                                          2000        1999
-----------------------------------------------------------------------------
Operating Revenues
Landline local service                                $   4,997   $   4,486
Wireless subscriber                                       1,500       1,322
Network access                                            2,667       2,509
Long distance service                                       804         909
Directory advertising                                       882         971
Other                                                     1,732       1,622
-----------------------------------------------------------------------------
Total operating revenues                                 12,582      11,819
-----------------------------------------------------------------------------
Operating Expenses
Operations and support                                    7,243       6,826
Depreciation and amortization                             2,263       1,942
-----------------------------------------------------------------------------
Total operating expenses                                  9,506       8,768
-----------------------------------------------------------------------------
Operating Income                                          3,076       3,051
-----------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                           (356)       (357)
Equity in net income of affiliates                          200         172
Other income (expense) - net                                 41         (77)
-----------------------------------------------------------------------------
Total other income (expense)                               (115)       (262)
-----------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect of
  Accounting Change                                       2,961       2,789
-----------------------------------------------------------------------------
Income Taxes                                              1,139       1,016
-----------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting Change      1,822       1,773
-----------------------------------------------------------------------------
Cumulative Effect of Accounting Change, net of tax            -         207
-----------------------------------------------------------------------------
Net Income                                            $   1,822   $   1,980
=============================================================================
Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Change  $    0.54   $    0.52
Net Income                                            $    0.54   $    0.58
-----------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of Accounting Change  $    0.53   $    0.51
Net Income                                            $    0.53   $    0.57
-----------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                        3,396       3,408
-----------------------------------------------------------------------------
Dividends Declared Per Common Share                   $ 0.25375   $ 0.24375
=============================================================================

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                      March 31,    December 31,
                                                   --------------  -------------
                                                         2000            1999
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                             $     678        $    495
Accounts receivable - net of allowances for
  uncollectibles of $1,072 and $1,099                     8,759           9,378
Prepaid expenses                                            840             651
Deferred income taxes                                       572             767
Other current assets                                      1,137             639
--------------------------------------------------------------------------------
Total current assets                                     11,986          11,930
--------------------------------------------------------------------------------
Property, plant and equipment - at cost                 118,505         116,332
  Less: accumulated depreciation and amortization        71,373          69,761
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                      47,132          46,571
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,469 and $1,325                      11,194           6,796
--------------------------------------------------------------------------------
Investments in Equity Affiliates                         11,084          10,648
--------------------------------------------------------------------------------
Other Assets                                              8,005           7,270
--------------------------------------------------------------------------------
Total Assets                                          $  89,401        $ 83,215
================================================================================
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                         $   8,992        $  3,374
Accounts payable and accrued liabilities                 14,447          15,103
Dividends payable                                           866             836
--------------------------------------------------------------------------------
Total current liabilities                                24,305          19,313
--------------------------------------------------------------------------------
Long-Term Debt                                           16,337          17,475
--------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                     5,681           4,821
Postemployment benefit obligation                         9,647           9,612
Unamortized investment tax credits                          371             389
Other noncurrent liabilities                              4,129           3,879
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                            19,828          18,701
--------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts*              1,000           1,000
--------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                       3,433           3,433
Capital in excess of par value                           12,544          12,453
Retained earnings                                        14,774          13,798
Guaranteed obligations of employee stock
  ownership plans                                           (58)           (106)
Deferred compensation - LESOP                               (66)            (73)
Treasury shares (at cost)                                (1,535)         (1,717)
Accumulated other comprehensive loss                     (1,161)         (1,062)
--------------------------------------------------------------------------------
Total shareowners' equity                                27,931          26,726
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity             $  89,401        $ 83,215
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.

  See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------
                                                      Three months ended
                                                          March 31,
                                                      -------------------
                                                        2000      1999
-------------------------------------------------------------------------
Operating Activities
Net income                                             $  1,822  $  1,980
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         2,263     1,942
    Undistributed earnings from investments in
       equity affiliates                                   (152)     (155)
    Provision for uncollectible accounts                    211       206
    Amortization of investment tax credits                  (18)      (21)
    Deferred income tax expense                             352        44
    Cumulative effect of accounting change, net of tax        -      (207)
    Other - net                                          (1,540)     (464)
-------------------------------------------------------------------------
Total adjustments                                         1,116     1,345
-------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 2,938     3,325
-------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                    (2,349)   (2,139)
Investments in affiliates                                   (92)      (30)
Proceeds from short-term investments                          -         5
Dispositions                                                215       862
Acquisitions                                             (3,841)       (8)
Other                                                         -         1
--------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (6,067)   (1,309)
--------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                      4,867      (651)
Issuance of long-term debt                                    -         5
Repayment of long-term debt                                (526)     (128)
Issuance of common shares                                     -       109
Issuance of preferred shares in subsidiaries                  -         3
Purchase of treasury shares                                (284)        -
Issuance of treasury shares                                  60        66
Dividends paid                                             (834)     (805)
Other                                                        29         -
-------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities       3,312    (1,401)
-------------------------------------------------------------------------
Net increase in cash and cash equivalents                   183       615
-------------------------------------------------------------------------
Cash and cash equivalents beginning of year                 495       599
-------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $    678  $  1,214
=========================================================================
Cash paid during the three months ended March 31 for:
   Interest                                            $    462  $    467
   Income taxes, net of refunds                        $  1,179  $    201

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                       Guaranteed
                                                  Capital              Obligations
                                                    in                 of Employee                          Accumulated
                                                  Excess                  Stock      Deferred                  Other
                                         Common   of Par    Retained    Ownership   Compensation Treasury   Comprehensive
                                         Shares    Value    Earnings      Plans      - LESOP      Shares       Loss
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              $  3,433  $ 12,453  $ 13,798    $     (106)   $    (73) $ (1,717)   $  (1,062)
Net income                                     -        -      1,822             -           -        -             -
Other comprehensive loss                       -        -         -              -           -        -           (99)
Dividends to shareowners                       -        -       (863)            -           -        -             -
Reduction of debt associated with
  Employee Stock Ownership Plans               -        -         -             48           -        -             -
Cost of LESOP trust shares allocated
  to employee accounts                         -        -         -              -           7        -             -
Purchase of treasury shares                    -        -         -              -           -     (284)            -
Issuance of treasury shares                    -       58         -              -           -      466             -
Other                                          -       33        17              -           -        -             -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                 $  3,433  $ 12,544  $ 14,774    $      (58)   $    (66) $ (1,535)   $  (1,161)
=======================================================================================================================

See Notes to Consolidated Financial Statements.


SELECTED FINANCIAL AND OPERATING DATA
-----------------------------------------------
At March 31, or for the three months then ended:        2000          1999
----------------------------------------             ----------     ----------
   Debt ratio .....................................     46.68%        45.53%
   Voice grade equivalents (000)...................    93,768        82,746
   Network access lines in service (000)...........    61,154        59,534
   Resold lines (000)..............................     1,562         1,318
   Access minutes of use (000,000).................    69,475        63,640
   Wireless customers (000)........................    11,684         9,007
   Number of employees ............................   208,380       200,700
------------------------------------------------------------------------------

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION The consolidated financial statements have been prepared by SBC Communications Inc. (SBC) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with United States' generally accepted accounting principles (GAAP), have been condensed or omitted pursuant to such SEC rules and regulations. The results for the interim periods are not necessarily indicative of results for the full year. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in SBC's 1999 Annual Report to Shareowners.

   The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and its majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1999, Ameritech Corporation's (Ameritech) directory publishing subsidiary recognized revenues and expenses related to publishing directories using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1999, the accounting was changed to the "issue basis" method of accounting, which recognizes the revenues and expenses at the time the related directory is published. The change in methodology was made because the issue basis method is generally followed in the publishing industry, including by SBC's other directory subsidiaries, and better reflects the operating activity of the business. The cumulative after-tax effect of applying the changes in method to prior years was recognized as of January 1, 1999 as a one-time, non-cash gain of $207, or $0.06 per share, net of taxes of $125. Had the current method been applied during prior periods, income before extraordinary items and cumulative effect of accounting change would not have been materially affected.

SBC COMMUNICATIONS INC.

Dollars in millions except per share amounts

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the three months ended March 31, 2000 and 1999 include net income and adjustments to shareowners' equity for foreign currency translation adjustment and net unrealized gain (loss) on securities.

   Following is SBC's comprehensive income:

   --------------------------------------------------------------------
    Three months ended March 31,                     2000       1999
   --------------------------------------------------------------------
   Net income                                     $ 1,822    $ 1,980
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment         (110)      (410)
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for
        sale securities                                49         (1)
      Less: reclassification adjustment for gains
        included in net income                        (38)        (5)
   --------------------------------------------------------------------
      Net unrealized gain (loss) on securities         11         (6)
   --------------------------------------------------------------------
   Other comprehensive loss                           (99)      (416)
   --------------------------------------------------------------------
   Total comprehensive income                     $ 1,723    $ 1,564
   ====================================================================

5. COMPLETION OF MERGERS In October 1999, SBC and Ameritech completed the merger of an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock was exchanged for 1.316 shares of SBC common stock (equivalent to approximately 1,446 million shares). Ameritech became a wholly owned subsidiary of SBC effective with the merger and the transaction has been accounted for as a pooling of interests and a tax-free reorganization.

   In October 1998, SBC and Southern New England Telecommunications Corporation
   (SNET) completed the merger of an SBC subsidiary with SNET in a transaction in which each share of SNET common stock was exchanged for 1.7568 shares of SBC common stock (equivalent to approximately 120 million shares). SNET became a wholly owned subsidiary of SBC effective with the merger, and the transaction was accounted for as a pooling of interests and a tax-free reorganization.

   In April 1997, SBC and Pacific Telesis Group (PAC) completed the merger of an SBC subsidiary with PAC in a transaction in which each outstanding share of PAC common stock was exchanged for 1.4629 shares of SBC common stock (equivalent to approximately 626 million shares). With the merger, PAC became a wholly owned subsidiary of SBC. The transaction was accounted for as a pooling of interests and a tax-free reorganization.

   Post-Merger Initiatives

   Upon completion of each merger, SBC performed an evaluation and review of operations throughout the merged company. These reviews included the formation of teams that performed comprehensive evaluations of companywide operations. Based on these merger integration reviews, certain strategic decisions were made and significant integration of operations and consolidation of some administrative and support functions occurred resulting in one-time charges.

   One-time charges incurred include costs related to various regulatory and legal issues, merger approval costs and other related costs as well as costs related to strategic decisions reached by the review teams. Remaining accruals for anticipated cash expenditures related to these decisions totaled $489 and $755 at March 31, 2000 and December 31, 1999.

6. SUBSIDIARY FINANCIAL INFORMATION SBC has not provided separate financial statements and other disclosures for PAC as management has determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC. See Note 8 for a discussion of the effect of conforming items on the segments and subsidiaries. This information is provided as a supplement only. The following table presents summarized financial information for PAC:

   -----------------------------------------------------------------------
   PAC                                             March 31,  December 31,
                                                     2000         1999
   -----------------------------------------------------------------------
   Balance Sheets
     Current assets                              $     3,060  $     3,022
     Noncurrent assets                                15,172       15,334
     Current liabilities                               4,735        4,944
     Noncurrent liabilities                            9,975       10,284
   =======================================================================
   -----------------------------------------------------------------------
   Three months ended March 31,                      2000         1999
   -----------------------------------------------------------------------
   Income Statements
     Operating revenues                          $     2,908  $     2,977
     Operating income                                    742          760
     Income before cumulative effect of accounting
      changes                                            421          425
     Net income                                          421          207
   =======================================================================

   SBC has not provided separate financial statements and other disclosures for Southwestern Bell Telephone Company (SWBell) or Pacific Bell Telephone Company (PacBell) as management has determined that such information is not material to the holders of certain SWBell and PacBell outstanding debt securities, which have been guaranteed by SBC. See Note 8 for a discussion of conforming items on the segments and subsidiaries. This information is provided as a supplement only. The following tables present summarized financial information for SWBell and PacBell:

   ------------------------------------------------------------------------
   SWBell                                            March 31,  December 31,
                                                        2000        1999
   ------------------------------------------------------------------------
   Balance Sheets
     Current assets                                $     2,422  $     2,453
     Noncurrent assets                                  13,690       13,978
     Current liabilities                                 5,164        5,127
     Noncurrent liabilities                              8,039        8,403
   ========================================================================
   ------------------------------------------------------------------------
   Three months ended March 31,                         2000         1999
   ------------------------------------------------------------------------
   Income Statements
      Operating revenues                            $     2,830  $     2,776
      Operating income                                      593          789
      Income before cumulative effect of accounting
       changes                                              314          440
      Net income                                            314          167
   =========================================================================


   -----------------------------------------------------------------------
   PacBell                                         March 31,  December 31,
                                                     2000         1999
   -----------------------------------------------------------------------
   Balance Sheets
     Current assets                              $     2,380  $     2,318
     Noncurrent assets                                13,662       13,620
     Current liabilities                               4,558        4,539
     Noncurrent liabilities                            8,447        8,680
   =======================================================================
   -----------------------------------------------------------------------
   Three months ended March 31,                      2000         1999
   -----------------------------------------------------------------------
   Income Statements
     Operating revenues                          $     2,520  $     2,363
     Operating income                                    629          593
     Income before cumulative effect of accounting
       changes                                           318          313
     Net income (loss)                                   318         (697)
   =======================================================================

7. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the three months ended March 31, 2000 and 1999 are shown in the table below.

   -------------------------------------------------------------------
                                                 Three months ended
                                                        March 31,
                                                ----------------------
                                                   2000       1999
   -------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
      accounting change                           $ 1,822    $ 1,773
   -------------------------------------------------------------------
     Dilutive potential common shares:
      Other stock-based compensation                    1          1
   -------------------------------------------------------------------
   Numerator for diluted earnings per share       $ 1,823    $ 1,774
    ===================================================================
   Denominators
   Denominator for basic earnings per share:
     Weighted average number of common
      shares outstanding (000,000)                  3,396      3,408
   -------------------------------------------------------------------
   Dilutive potential common shares (000,000):
      Stock options                                    29         44
      Other stock-based compensation                    7          6
   -------------------------------------------------------------------
   Denominator for diluted earnings per share       3,432      3,458
   ===================================================================
   Basic earnings per share:
     Income before cumulative effect of
      accounting change                            $ 0.54     $ 0.52
     Cumulative effect of accounting change             -       0.06
   -------------------------------------------------------------------
   Net income                                      $ 0.54     $ 0.58
   ===================================================================
   Diluted earnings per share:
     Income before cumulative effect of
      accounting change                            $ 0.53     $ 0.51
     Cumulative effect of accounting change             -       0.06
   -------------------------------------------------------------------
   Net income                                      $ 0.53     $ 0.57
   ===================================================================

8. SEGMENT INFORMATION SBC has four reportable segments that reflect the current management of its business: wireline, wireless, information and entertainment, and international. SBC evaluates performance based on income before income taxes adjusted for normalizing (i.e., one-time) items. Wireline provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. Wireless provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. Information and entertainment includes all directory operations including advertising, yellow pages, white pages and electronic publishing, electronic security and cable television operations. International consists of all international investments.

   Normalized results for the first quarter of 2000 include the following adjustments:

   o Pension settlement gains of $161 primarily related to employees who terminated employment during 1999.

   o A charge of $132 related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).
   o Costs of $117 associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.

   Normalized results for the first quarter of 1999 include the following adjustments:

   o Elimination of income of $39 from the incremental impacts of overlapping wireless properties sold in October 1999.

   o An after-tax reduction of $27 of a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

   Segment results, including a reconciliation to SBC consolidated results, for the first quarter of 2000 and 1999 are as follows:

   -----------------------------------------------------------------------
                                 Revenues                Income
                                   from                  before
   At March 31, 2000 or for      external  Intersegment  income    Segment
   the three months ended        customers   revenues     taxes    assets
   -----------------------------------------------------------------------
   Wireline                     $   9,599    $    54   $  2,135  $ 58,141
   Wireless                         1,861          -        312    12,268
   Information and entertainment    1,009         30        278     3,962
   International                       61          -        239    13,140
   Corporate, adjustments &
     eliminations                      52        (84)        20     1,890
   Normalizing adjustments              -          -        (23)        -
   -----------------------------------------------------------------------
   Total                        $  12,582    $     -   $  2,961  $ 89,401
   =======================================================================


   -----------------------------------------------------------------------
                                 Revenues                Income
                                   from                  before
   At March 31, 1999 or for      external  Intersegment  income   Segment
   the three months ended        customers   revenues     taxes    assets
   -----------------------------------------------------------------------
   Wireline                     $   8,989    $    72   $  2,093  $ 51,441
   Wireless                         1,445          -        133     9,226
   Information and entertainment    1,046         31        324     4,215
   International                       75          5        150    10,117
   Corporate, adjustments &
     eliminations                      54       (108)       (22)       41
   Normalizing adjustments            210          -        111         -
   -----------------------------------------------------------------------
   Total                        $  11,819    $     -   $  2,789  $ 75,040
   =======================================================================

   Corporate, adjustments and eliminations include corporate activities, the elimination of intersegment transactions and other adjustments. Included in other adjustments are differences in accounting between subsidiaries and consolidated financial statements for pension and postretirement benefits and the treatment of conforming accounting adjustments arising out of the pooling of interests transactions with Ameritech, SNET and PAC that were required to be treated as cumulative effect of accounting changes by the subsidiaries.

9. ACQUISITION OF STERLING In March 2000, SBC acquired Sterling, a provider of electronic business integration solutions, in an all cash tender offer valued at approximately $3.6 billion. The transaction was accounted for under the purchase method of accounting. The valuation of assets acquired includes certain intangible assets such as developed technology, tradename, assembled workforce, customer relationships and goodwill, which will be amortized over their remaining useful lives of between 3 and 20 years. The acquired in-process research and development of $132 was expensed by SBC in March 2000. Results of operations have been included in the consolidated financial statements from the date of the acquisition.

   Sterling specializes in creating, powering and managing secure "e-Marketplace communities" where multiple buyers and sellers can conduct transactions immediately, exchange goods and services, facilitate business-to-business opportunities, and share information faster and at lower costs.

10.PENDING TRANSACTION In April 2000, SBC and BellSouth Corporation (BellSouth) announced an agreement to combine their domestic wireless operations. Assuming that all of the assets are contributed as provided for in the agreement, ownership in the new company will be 60% for SBC and 40% for BellSouth with control shared equally. SBC expects to account for its interest under the equity method of accounting. SBC expects that the basis of its investment will be approximately the same as the book value of SBC's wireless assets. The new wireless company will be managed independently with a four-seat board of directors (two seats from each company). The transaction requires the approval of the Federal Communications Commission as well as the review of the United States Department of Justice. Divestitures of some overlapping properties will be required. The companies expect to close the transaction by the end of 2000.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Overview Financial results for SBC Communications Inc. (SBC) for the first quarter of 2000 and 1999 are summarized as follows:

-------------------------------------------------------------------------------
                                                      Three-Month Period
                                                 ------------------------------
                                                                      Percent
                                                    2000      1999     Change
-------------------------------------------------------------------------------
Operating revenues                               $ 12,582  $ 11,819      6.5%
Operating expenses                                  9,506     8,768      8.4
Operating income                                    3,076     3,051      0.8
Income before income taxes and cumulative effect
  of accounting change                              2,961     2,789      6.2
Income before cumulative effect of accounting
  change                                            1,822     1,773      2.8
Cumulative effect of accounting change                  -       207        -
Net income                                          1,822     1,980     (8.0)
===============================================================================

In the first quarter of 1999, SBC's net income reflected a cumulative effect of accounting change related to accounting for directory revenues and expenses (see
Note 3 of Notes to Consolidated Financial Statements).

SBC reported net income for the first quarter of 2000 of $1,822, or $0.53 per share assuming dilution, compared to $1,980, or $0.57 per share assuming dilution, in the first quarter of 1999.

The first quarter of 2000 and 1999 include several items that SBC normalizes for management purposes.

Normalized results in 2000 include the following adjustments:
o Pension settlement gains of $161 primarily related to employees who terminated employment in 1999
o A charge of $132 related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling). (See Note 9 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Sterling.)
o Costs of $117 associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech Corporation (Ameritech).

For 1999, normalizing adjustments included:
o Elimination of income of $39 from the incremental impacts of overlapping wireless properties sold in October 1999.
o An after-tax reduction of $27 of a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

Excluding the 2000 and 1999 normalizing adjustments, SBC's net income for the first quarter of 2000 was $1,910 compared to $1,914 for the first quarter of 1999.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Segment Results Normalizing adjustments for the first quarter of 2000 and 1999 are described above. Components of normalized income before income taxes by segment and a reconciliation to reported income before income taxes for the first quarter of 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
                                                        Three-Month Period
                                                   -----------------------------
                                                                         Percent
                                                       2000     1999     Change
--------------------------------------------------------------------------------
Wireline                                           $  2,135  $ 2,093        2.0%
Wireless                                                312      133          -
Information and entertainment                           278      324      (14.2)
International                                           239      150       59.3
Corporate, adjustments & eliminations                    20      (22)         -
Total normalizing adjustments                           (23)     111          -
----------------------------------------------------------------------
Income Before Income Taxes and
  Cumulative Effect of Accounting Change           $  2,961  $ 2,789        6.2%
================================================================================

Income before income taxes is composed of operating income plus other income (expense) - net. Changes in income before income taxes in the wireline, wireless and information and entertainment segments primarily reflect increases in operating income discussed below. Changes in operations included in the international segment's income before income taxes resulted primarily from the changes in other income (expense) - net discussed below.

A summary of the effect of normalizing adjustments on income before income taxes by segment for the first quarter of 2000 and 1999 is as follows:

--------------------------------------------------------------------------------
                                                             Three-Month Period
                                                            --------------------
                                                               2000       1999
--------------------------------------------------------------------------------
Wireline                                                    $    (55)  $     -
Wireless                                                         (14)       95
Information and entertainment                                    (14)       16
International                                                    (50)        -
Corporate, adjustments & eliminations                            110         -
--------------------------------------------------------------------------------
Total Normalizing Adjustments                               $    (23)  $   111
================================================================================

The normalizing adjustments impacting the wireline segment include the 2000 costs associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech, offset by 2000 pension settlement gains primarily related to employees who terminated employment during 1999. The normalizing adjustments impacting the wireless segment include the 2000 Ameritech merger integration costs offset by 2000 pension settlement gains, the 1999 incremental impacts of the overlapping cellular properties sold in October 1999 and the 1999 reduction of a portion of the charge to consolidate company-owned wireless retail stores. The information and entertainment segment's normalizing adjustments include 2000 Ameritech merger integration costs offset by 2000 pension settlement gains and the 1999 reduction of a portion of the charge to consolidate security monitoring centers. The international segment's normalizing adjustments include 2000 Ameritech merger integration costs.

Operating Income Components of normalized operating income by segment for the first quarter of 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
                                                         Three-Month Period
                                                   -----------------------------
                                                                         Percent
                                                     2000      1999       Change
--------------------------------------------------------------------------------
Wireline                                           $  2,430  $  2,351       3.4%
Wireless                                                386       220      75.5
Information and entertainment                           297       333     (10.8)
International                                           (28)       (9)        -
Corporate, adjustments & eliminations                    14        40         -
----------------------------------------------------------------------
Total Normalized Operating Income                  $  3,099  $  2,935       5.6%
================================================================================

Components of segment operating revenues and expenses and discussion of the segment results for the first quarter of 2000 and 1999 follow.

Operating Revenues SBC's normalized operating revenues increased $973, or 8.4%, in the first quarter of 2000. Components of operating revenues by segment for the first quarter of 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
                                                         Three-Month Period
                                                   -----------------------------
                                                                         Percent
                                                     2000      1999      Change
--------------------------------------------------------------------------------
Wireline                                           $  9,653  $ 9,061        6.5%
Wireless                                              1,861    1,445       28.8
Information and entertainment                         1,039    1,077       (3.5)
International                                            61       80      (23.8)
Corporate, adjustments & eliminations                   (32)     (54)         -
----------------------------------------------------------------------
Total Normalized Operating Revenues                $ 12,582  $11,609        8.4%
================================================================================

Wireline

Wireline normalized operating revenues increased $592, or 6.5%, in the first quarter of 2000. Components of wireline operating revenues for the first quarter of 2000 and 1999 are as follows:

-------------------------------------------------------------------------------
                                                      Three-Month Period
                                                 ------------------------------
                                                                       Percent
                                                     2000       1999   Change
-------------------------------------------------------------------------------
Local service                                     $  5,005    $  4,497    11.3%
Network access:
  Interstate                                         2,012       1,865     7.9
  Intrastate                                           678         663     2.3
Long distance service                                  764         898   (14.9)
Other                                                1,194       1,138     4.9
-----------------------------------------------------------------------
Total Wireline Revenues                           $  9,653    $  9,061     6.5%
===============================================================================

      Local service revenues increased $508, or 11.3%, in the first quarter of 2000. Approximately $264 of the increase was attributed to increases in demand for access lines, vertical services and data-related services. The number of access lines increased by 2.7% since March 31, 1999 and approximately 42% of access line growth was due to sales of additional access lines to existing residential customers. Approximately 33% of the access line growth was in California, 19% was in Texas and 8% was in Illinois. Access lines in California, Texas and Illinois combined account for approximately 60% of SBC's total access lines. Vertical services revenues, which include custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 10% and totaled more than $885 for the first quarter of 2000.

      Revenues from a network integration company acquired by SBC in the second quarter of 1999 contributed approximately $129 to the increase.

      The introduction of extended area service plans and the September 1999 Texas Universal Service Fund (TUSF) rate rebalancing collectively increased local service revenues by approximately $54. These regulatory actions, however, decreased intrastate network access revenues by approximately $38 and long distance revenues by approximately $11, with a net increase on total wireline operating revenues of approximately $5. The Texas Public Utility Commission has stated that the TUSF is intended to directly subsidize the provision of service to high-cost areas and allow Southwestern Bell Telephone Company (SWBell) to set competitive rates for other services.

      Network access Interstate network access revenues increased $147, or 7.9%, in the first quarter of 2000. Increases in special access, demand for access services by interexchange carriers and growth in revenues from end-user charges attributable to an increasing access line base, collectively resulted in an increase of approximately $188. Partially offsetting these increases were the effects of rate reductions and price caps of approximately $64.

      Intrastate network access revenues increased $15, or 2.3%, in the first quarter of 2000, due largely to increases in demand of approximately $75, including cellular interconnection and usage by alternative intraLATA toll carriers. These increases were partially offset due to state regulatory rate reductions in Texas of approximately $28, including reduction of cellular interconnection rates, and the effects of the TUSF described above in local service of approximately $38.

      Long distance service revenues decreased $134, or 14.9%, in the first quarter of 2000. Long distance service revenues decreased by approximately $96 due to the competitive losses as a result of implementing dialing parity. This decrease was partially offset by an increase of approximately $11 due to price increases in Illinois, Indiana, Michigan and Ohio. The continued introduction of extended area service plans, as described above in local service, decreased long distance revenues by approximately $11, which increased local service revenues by approximately $11.

      Other operating revenues increased $56, or 4.9%, in the first quarter of 2000 due primarily to e-commerce revenue from Sterling, acquired in late March 2000, of approximately $31 and increased equipment sales of approximately $21. Increased sales from other nonregulated products and services, including Internet and network integration, also contributed to the increase.

Wireless

Wireless normalized operating revenues increased $416, or 28.8%, in the first quarter of 2000. Components of wireless operating revenues for the first quarter of 2000 and 1999 are as follows:

------------------------------------------------------------------------------
                                                     Three-Month Period
                                               -------------------------------
                                                                      Percent
                                                   2000       1999    Change
------------------------------------------------------------------------------
Subscriber                                      $  1,500    $  1,153    30.1%
Other                                                361         292    23.6
---------------------------------------------------------------------
Total Wireless Revenues                         $  1,861    $  1,445    28.8%
==============================================================================

      Subscriber revenues increased $347, or 30.1%, in the first quarter of 2000 with approximately half of the increase due to the acquisitions of Comcast Cellular Corporation (Comcast), Cellular Communications of Puerto Rico, Inc. (Cellular Communications) and Radiofone, Inc. Also contributing to the increase was customer growth in the California Personal Communications Services operations. At March 31, 2000, SBC's domestic wireless customers totaled approximately 11,684,000.

      Other wireless revenues increased $69, or 23.6%, in the first quarter of 2000, primarily due to increased outcollect roaming revenues (revenues from non-SBC wireless customers roaming on SBC's wireless network) and equipment sales by businesses acquired in 1999.

Information and Entertainment

Information and entertainment normalized operating revenues decreased $38, or 3.5%, in the first quarter of 2000. Information and entertainment operating revenues for the first quarter of 2000 and 1999 are as follows:

-------------------------------------------------------------------------------
                                                     Three-Month Period
                                               --------------------------------
                                                                       Percent
                                                   2000       1999      Change
--------------------------------------------------------------------------------
Total Information and Entertainment Revenues    $  1,039    $  1,077      (3.5)%
================================================================================

      Information and entertainment operating revenues decreased in the first quarter of 2000 by approximately $88 due to a change in the schedule of published directories which will be primarily recovered in later quarters. Partially offsetting the decrease was increased demand for directory advertising services and approximately $14 from Ameritech's cable television business due primarily to growth in the number of subscribers.

Operating Expenses SBC's normalized operating expenses increased $809, or 9.3%, in the first quarter of 2000. Components of operating expenses by segment for the first quarter of 2000 and 1999 are as follows:

--------------------------------------------------------------------------------
                                                         Three-Month Period
                                                      --------------------------
                                                                        Percent
                                                        2000     1999    Change
--------------------------------------------------------------------------------
Wireline                                              $  7,223 $  6,710    7.6%
Wireless                                                 1,475    1,225   20.4
Information and entertainment                              742      744   (0.3)
International                                               89       89      -
Corporate, adjustments & eliminations                      (46)     (94)     -
-------------------------------------------------------------------------
Total Normalized Operating Expenses                   $  9,483 $  8,674    9.3%
================================================================================

      Operations and support SBC's normalized operations and support expenses increased $534, or 7.9%, in the first quarter of 2000. Components of operations and support expenses by segment for the first quarter of 2000 and 1999 are as follows:

      -------------------------------------------------------------------------
                                                         Three-Month Period
                                                      -------------------------
                                                                        Percent
                                                        2000     1999    Change
      -------------------------------------------------------------------------
      Wireline                                        $ 5,436  $  5,068    7.3%
      Wireless                                          1,194     1,045   14.3
      Information and entertainment                       689       698   (1.3)
      International                                        85        85      -
      Corporate, adjustments & eliminations              (113)     (139)     -
      -------------------------------------------------------------------
      Total Normalized Operations and Support         $ 7,291  $  6,757    7.9%
      =========================================================================

      Wireline operations and support expenses increased $368, or 7.3%, in the first quarter of 2000. Approximately $153 was associated with a network integration company acquired in 1999 and Sterling. Approximately $151 of the increase was associated with business initiatives such as SBC's national expansion, and other products, approximately $119 of which was related to Digital Subscriber Line (DSL). Additionally, an increase of approximately $102 was a result of increased wages and salaries, and approximately $63 due to costs associated with reciprocal compensation for the termination of Internet traffic. Additional operations and support expense increases were due to weather-related network overtime increases of approximately $32, primarily in California.

      This increase was partially offset by a decreases in merger integration costs, operating taxes and employee benefits of approximately $127. Also offsetting the increase by approximately $26 was a lower average network force at Ameritech.

      Wireless operations and support expenses increased $149, or 14.3%, in the first quarter of 2000 due primarily to the acquisitions discussed in subscriber revenues above.

      Information and entertainment operations and support expenses decreased $9, or 1.3%, in the first quarter of 2000 due primarily to lower expenses from changes in the schedule of published directories which will be incurred in later quarters as discussed in information and entertainment revenues above.

Depreciation and amortization expense increased $275, or 14.3%, in the first quarter of 2000. Components of normalized depreciation and amortization expense by segment for the first quarter of 2000 and 1999 are as follows:

--------------------------------------------------------------------------
                                                    Three-Month Period
                                                 -------------------------
                                                                   Percent
                                                   2000      1999  Change
--------------------------------------------------------------------------
Wireline                                        $  1,787  $  1,642   8.8%
Wireless                                             281       180  56.1
Information and entertainment                         53        46  15.2
International                                          4         4     -
Corporate, adjustments & eliminations                 67        45     -
-------------------------------------------------------------------
Total Depreciation and Amortization             $  2,192  $  1,917  14.3%
==========================================================================

Overall higher plant levels increased depreciation expense by approximately $92 in the wireline segment and $12 in the wireless segment in the first quarter of 2000. Depreciation and amortization expenses in the wireless segment also increased by approximately $84 due to the third quarter 1999 acquisitions of Comcast and Cellular Communications. Amortization of capitalized software also contributed approximately $52 to the increase in the first quarter of 2000.

Interest expense remained relatively unchanged, decreasing by $1, or 0.3%, in the first quarter of 2000, due to a lower composite interest rate slightly offset by higher debt levels.

Equity in net income of affiliates increased $28, or 16.3%, in the first quarter of 2000 due primarily to increased equity in net income of approximately $82 from SBC's investments in Telefonos de Mexico, S.A. de C.V. (Telmex) and Bell Canada, which was acquired during the second quarter of 1999. These increases were partially offset by approximately $57 of reduced equity in net income from SBC's investments in SFR (a French cellular communications company) and ATL-Algar Telecom Leste S.A. (a Brazilian communications company), as well as positive accounting true-ups and a stronger currency in the first quarter of 1999 related to SBC's investment in Tele Danmark.

Other income (expense) - net increased $118 to income of $41 in the first quarter of 2000 from expense of $(77) in the first quarter of 1999. Increased gains on sales of Telmex L shares were partially offset by increased expenses in marking the DECS redeemable in Telmex L shares to market value, resulting in an increase in other income of approximately $59. The first quarter of 2000 also included a gain on the sale of a cost investment of approximately $58. The first quarter of 1999 included a gain of approximately $24 recognized from the sale of discontinued plant.

Income Taxes - increased $65 and $45 in the first quarter of 2000 and 1999 due to the tax effect of one-time charges previously described in the Overview section. The net effective tax rate on these items differed as a result of nondeductible items included in the charges. Excluding these items, income taxes for first quarter of 2000 and 1999 would have been $1,074 and $971. Income taxes were higher due primarily to higher income before income taxes.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Interconnection Under the Telecommunications Act of 1996 (Telecom Act), Regional Bell Operating Companies (RBOCs) and GTE Corp. were required to allow competitors to put equipment in their offices "necessary" for connecting to the local network. In March 1999, the Federal Communications Commission (FCC) issued rules allowing competitors to install any equipment that is "used" or "useful" for interconnection, even if some equipment has other functions. In March 2000, the United States Court of Appeals for the District of Columbia overturned that portion of the FCC's interconnection rules, stating that they went beyond what was authorized by the Telecom Act, and ordered the FCC to reconsider that portion of the rules. The FCC is expected to issue a ruling in response to that order by the end of 2001. The effect of any future rulings on SBC's results of operations and financial position cannot be determined at this time.

Unbundled Network Elements In November 1999, the FCC adopted an order providing that the major local telephone carriers must continue leasing certain parts of their phone network to competitors at a discount as well as revised rules that expand the definitions of certain unbundled network elements (UNE). The order also limits discounted access to switches serving customers with four or more lines under certain conditions. In addition, the FCC declined to expand its regulation to include mandatory leasing of high speed Internet and data equipment. Several parties have petitioned the FCC for reconsideration of various aspects of this order. In addition, the United States Telecom Association and others appealed this order to the United States Court of Appeals for the District of Columbia (Court of Appeals). Parties have also sought reconsideration of the FCC's line sharing order. Most notably, several parties requested that the FCC require SBC and other major local telephone carriers to provide and support line sharing on an UNE platform as well make DSL an UNE product. In addition, a group of local exchange carriers has petitioned the Court of Appeals for review of the line sharing order. The FCC or the Court of Appeals may modify or vacate certain aspects of the UNE or line sharing orders. Absent such action, the effects of both orders on SBC's results of operations and financial position, although not determinable at this time, are expected to be unfavorable. SBC will begin providing DSL line sharing no later than early June 2000.

Reciprocal Compensation In March 2000, the Court of Appeals vacated the FCC's February 1999 holding that Internet traffic is interstate and remanded to the FCC for a more reasoned explanation of that conclusion. The Court of Appeals did not rule on an appeal of the FCC's February 1999 conclusion that states may require reciprocal compensation for Internet traffic and that appeal is still pending.

Other appeals of reciprocal compensation decisions currently are pending before the United States Circuit Courts of Appeals for the Sixth, Seventh and Tenth Circuits and United States District Courts in Indiana, Ohio and California. SBC records expense for amounts sought by certain CLECs for the termination of Internet traffic to Internet service providers.

Texas Long Distance Application In April 2000, SBC filed an amended application with the FCC to provide long distance service in Texas. SBC believes the amended application addressed objections raised by Federal regulators. It also starts a new review process and the FCC has 90 days from the amended filing date to rule on the application.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

Illinois Alternative Regulation In 1994, the Illinois Commerce Commission (ICC) approved Advantage Illinois, providing a framework for regulating Ameritech by capping prices for noncompetitive services. In this order, the ICC approved a price cap on the monthly line charge for residential customers and residential calling rates within local calling areas for an initial five year period that ended in October 1999. In January 2000 the ICC initiated a review of Advantage Illinois with respect to its effectiveness and whether any modifications are necessary. SBC expects the ICC to complete this review by July 2001. The price cap on residential rates will remain in effect until the review is completed or the price cap is overridden by legislation.

Indiana Alternative Regulation In October 1999, the Indiana Court of Appeals (Indiana Court) issued a decision reversing a portion of the 1997 Indiana Utility Regulatory Commission (IURC) Opportunity Indiana order, which had directed Ameritech to reduce rates for basic residential and business services and remanded the rate issue to the IURC. Ameritech will continue charging basic local rates at current levels until the rate issue is resolved. Also in the October 1999 decision, the Indiana Court affirmed the IURC's order requiring Ameritech to comply with the infrastructure investment commitments made in Opportunity Indiana. Ameritech sought rehearing of this portion of the decision. In March 2000, the Indiana Court denied Ameritech's petition for rehearing. This ruling is not expected to have a material effect on SBC's results of operations or financial position.

Ohio Alternative Regulation Effective January 1995, the Public Utilities Commission of Ohio (PUCO) adopted Advantage Ohio as Ameritech Ohio's plan of alternative regulation, effective for a minimum of six years. In March 2000, Ameritech filed an agreement with the PUCO providing for an extension of Advantage Ohio. The agreement provides that residence and business basic local rates be capped at current levels until January 2003, among other things. The agreement also includes various Ameritech funding commitments; these are not expected to be material to SBC's results of operations or financial position. In April 2000, the PUCO approved the agreement providing for the extension of Advantage Ohio for two years.

Oklahoma Alternative Regulation In March 2000, the Oklahoma legislature allowed the Oklahoma Corporation Commission's (OCC) alternative regulation rule to go into effect. SWBell will request to opt into alternative regulation effective June 2000 under the transition plan previously approved by the OCC and will be regulated under price cap regulation instead of rate of return regulation.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

Cumulative Effect of Change in Accounting See Note 1 of Notes to Consolidated Financial Statements for a discussion of the change in directory accounting at Ameritech.

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. SBC plans to adopt FAS 133 on January 1, 2001 as a one-time, non-cash cumulative effect of accounting change. The adoption impact will be based on market values at that date, therefore, SBC cannot estimate the impact. However, because of SBC's minimal use of derivatives, adoption of this standard is not expected to have a significant effect on SBC's financial position or results of operations.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which must be adopted by June 30, 2000. SAB 101 addresses, among other items, when revenue relating to nonrefundable, up-front fees should be recognized. SBC currently is evaluating the impact of SAB 101, but does not expect it to have a significant effect on net income.

Acquisition See Note 9 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Sterling.

Pending Transaction See Note 10 of Notes to Consolidated Financial Statements for a discussion of the agreement with BellSouth Corporation.

Marketing Agreement In April 2000, SBC entered into a strategic marketing and sales alliance with Cisco Systems, Inc. (Cisco) to accelerate delivery of broadband services to customers. Through joint marketing and sales efforts, SBC will package Cisco equipment with advanced voice, broadband data and network integration services. The alliance also consists of a series of joint research and product development activities.

LIQUIDITY AND CAPITAL RESOURCES

SBC had $678 in cash and cash equivalents available at March 31, 2000. During the first quarter of 2000, as in 1999, SBC's primary source of funds continued to be cash provided by operating activities. SBC has entered into agreements with several banks for committed lines of credit totaling $3,630, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of March 31, 2000. Commercial paper borrowings as of March 31, 2000 totaled $4,991.

SBC's investing activities during the first quarter of 2000 consisted of $2,349 in construction and capital expenditures, primarily in the wireline and wireless segments, and the approximate $3,600 acquisition of Sterling discussed above.

Short-term borrowings increased $4,867 primarily to fund the acquisition of Sterling. SBC also spent $284 on the repurchase of shares of its common stock under the repurchase plan announced in January 2000. As of April 28, 2000, SBC has repurchased a total of approximately seven million shares of its common stock of the 100,000,000 shares authorized to be repurchased. Cash paid for dividends in the first quarter of 2000 was $834, or 3.6% higher than in the first quarter of 1999 due to an increase in dividends per share effective March 31, 2000, for shareowners of record as of April 10, 2000, to $0.25375 from $0.24375.

In late April 2000, SBC issued approximately $1,015 of variable rate notes due May 1, 2001, with interest payable quarterly. The interest rate from May 1 to August 1, 2000 is 6.33% and is reset quarterly based on the three-month London Interbank Offer Rate (LIBOR) minus five basis points. The proceeds were used to pay down commercial paper borrowings.

SBC COMMUNICATIONS INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk Dollars in millions except per share amounts

There has been no material change in SBC's market risks since December 31, 1999.

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

The following factors could cause SBC's future results to differ materially from those expressed in the forward-looking statements:

o Adverse economic changes in the markets served by SBC, or countries in which SBC has significant investments.
o  Changes in available technology.
o The final outcome of FCC rulemakings and judicial review, if any, of such rulemakings, including issues relating to jurisdiction.
o The final outcome of state regulatory proceedings in SBC's 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, and reciprocal compensation.
o Enactment of additional state, Federal and/or foreign regulatory laws and regulations pertaining to SBC's subsidiaries and foreign investments.
o The timing of entry and the extent of competition in the local and intraLATA toll markets in SBC's 13-state area and SBC's entry into the in-region long distance market.
o The impact of the Ameritech transaction, including performance with respect to regulatory requirements and merger integration efforts.
o The timing and cost of deployment of SBC's broadband initiative also known as Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.
o The impact of the wireless agreement with BellSouth Corporation, including marketing and product development efforts and financial capacity.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SBC's future earnings.

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2000, the Company sold shares of common stock to non-employee directors pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. During this period, an aggregate of 7,623 SBC shares and DSUs were purchased by non-employee directors at prices ranging from $36.375 to $48.75, in each case the fair market value of the shares on the date of purchase. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K

      On January 13, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release relating to its funding policy.

      On January 25, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing fourth quarter and annual earnings for 1999.

      On January 28, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing that its board of directors has authorized the repurchase of up to 100 million shares of the company's common stock.

      On February 22, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release related to the acquisition of Sterling Commerce, Inc.

      On April 10, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC announced an agreement to combine its domestic wireless operations with BellSouth Corporation.

      One April 26, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events. In the report, SBC disclosed a press release announcing first quarter 2000 earnings and pro forma financial statements relating to the wireless joint venture with BellSouth Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.




May 10, 2000                              /s/ Donald E. Kiernan
                                          ---------------------
                                          Donald E. Kiernan
                                          Senior Executive Vice President,
                                          Chief Financial Officer and Treasurer