Form 10-K/A
period 1999-12-31
SBC COMMUNICATIONS INC
filed 2000-06-27
CIK 732717

FORM l0-K/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

   |X|         Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99-a Annual Report on Form 11-K for the SBC Savings Plan for the
                 year 1999.

(2) Exhibit 99-b Annual Report on Form 11-K for the SBC Savings and Security
                 Plan for the year 1999.

(3) Exhibit 99-c Annual Report on Form 11-K for the Ameritech Savings Plan for
                 Salaried Employees for the year 1999.

(4) Exhibit 99-d Annual Report on Form 11-K for the Ameritech Savings and
                 Security Plan for Non-Salaried Employees for the year 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of June, 2000.

                                SBC COMMUNICATIONS INC.

                                By  /s/ Donald E. Kiernan
                                   -----------------------------------
                                   Donald E. Kiernan
                                   Senior Executive Vice President,
                                    Chief Financial Officer and Treasurer

June 27, 2000