Form 10-Q
period 2000-06-30
SBC COMMUNICATIONS INC
filed 2000-08-10
CIK 732717

FORM 10-Q

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X|         Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934

                        For the quarterly period ended June 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At July 31, 2000, 3,389,562,318 common shares were outstanding.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------

SBC COMMUNICATIONS INC.
------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
------------------------------------------------------------------------------------------
                                                  Three months ended    Six months ended
                                                       June 30,              June 30,
                                                  ------------------    ------------------
                                                   2000       1999      2000       1999
------------------------------------------------------------------------------------------
Operating Revenues
Landline local service                          $   5,476 $   4,876  $  10,612 $   9,446
Wireless subscriber                                 1,648     1,444      3,148     2,766
Network access                                      2,673     2,551      5,340     5,060
Long distance service                                 780       902      1,584     1,811
Directory advertising                                 967       849      1,849     1,820
Other                                               1,667     1,646      3,250     3,177
------------------------------------------------------------------------------------------
Total operating revenues                           13,211    12,268     25,783    24,080
------------------------------------------------------------------------------------------
Operating Expenses
Operations and support                              7,896     7,048     15,129    13,867
Depreciation and amortization                       2,317     1,993      4,580     3,935
------------------------------------------------------------------------------------------
Total operating expenses                           10,213     9,041     19,709    17,802
------------------------------------------------------------------------------------------
Operating Income                                    2,998     3,227      6,074     6,278
------------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                     (416)     (347)      (772)     (704)
Equity in net income of affiliates                    189       182        389       354
Other income (expense) - net                          142       (23)       183      (100)
------------------------------------------------------------------------------------------
Total other income (expense)                          (85)     (188)      (200)     (450)
------------------------------------------------------------------------------------------
Income Before Income Taxes and Cumulative Effect
  of Accounting Change                              2,913     3,039      5,874     5,828
------------------------------------------------------------------------------------------
Income Taxes                                        1,062     1,101      2,201     2,117
------------------------------------------------------------------------------------------
Income Before Cumulative Effect of Accounting
  Change                                            1,851     1,938      3,673     3,711
------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change, net of tax      -         -          -       207
------------------------------------------------------------------------------------------
Net Income                                      $   1,851 $   1,938  $   3,673 $   3,918
==========================================================================================
Earnings Per Common Share:
Income Before Cumulative Effect of Accounting
  Change                                        $    0.54 $    0.57  $    1.08 $    1.09
Net Income                                      $    0.54 $    0.57  $    1.08 $    1.15
------------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of Accounting
  Change                                        $    0.54 $    0.56  $    1.07 $    1.07
Net Income                                      $    0.54 $    0.56  $    1.07 $    1.13
------------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                  3,396     3,411      3,396     3,409
------------------------------------------------------------------------------------------
Dividends Declared Per Common Share             $ 0.25375 $ 0.24375  $ 0.50750 $ 0.48750
==========================================================================================

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                       June 30,    December 31,
                                                   --------------  -------------
                                                         2000            1999
--------------------------------------------------------------------------------
Assets                                                (Unaudited)
Current Assets
Cash and cash equivalents                               $    813       $    495
Accounts receivable - net of allowances for
  uncollectibles of $1,095 and $1,099                      9,538          9,378
Prepaid expenses                                             837            651
Deferred income taxes                                        461            767
Other current assets                                         824            639
--------------------------------------------------------------------------------
Total current assets                                      12,473         11,930
--------------------------------------------------------------------------------
Property, plant and equipment - at cost                  120,756        116,332
  Less: accumulated depreciation and amortization         72,711         69,761
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                       48,045         46,571
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,357 and $1,115                        5,899          4,737
Goodwill - Net of Accumulated
  Amortization of $314 and $210                            5,168          2,059
Investments in Equity Affiliates                          10,918         10,648
Other Assets                                               8,688          7,270
--------------------------------------------------------------------------------
Total Assets                                            $ 91,191       $ 83,215
================================================================================
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                           $  9,812       $  3,374
Accounts payable and accrued liabilities                  14,883         15,103
Dividends payable                                            864            836
--------------------------------------------------------------------------------
Total current liabilities                                 25,559         19,313
--------------------------------------------------------------------------------
Long-Term Debt                                            15,927         17,475
--------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                      6,018          4,821
Postemployment benefit obligation                          9,781          9,612
Unamortized investment tax credits                           354            389
Other noncurrent liabilities                               4,177          3,879
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities   20,330         18,701
--------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts*               1,000          1,000
--------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                        3,433          3,433
Capital in excess of par value                            12,471         12,453
Retained earnings                                         15,764         13,798
Guaranteed obligations of employee stock ownership plans     (46)          (106)
Deferred compensation - LESOP                                (66)           (73)
Treasury shares (at cost)                                 (1,887)        (1,717)
Accumulated other comprehensive loss                      (1,294)        (1,062)
--------------------------------------------------------------------------------
Total shareowners' equity                                 28,375         26,726
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity               $ 91,191       $ 83,215
================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
  See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
                                                       -------------------
                                                          2000      1999
--------------------------------------------------------------------------
Operating Activities
Net income                                             $  3,673  $  3,918
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         4,580     3,935
    Undistributed earnings from investments in
     equity affiliates                                     (142)     (150)
    Provision for uncollectible accounts                    415       403
    Amortization of investment tax credits                  (35)      (41)
    Deferred income tax expense                             558       324
    Cumulative effect of accounting change, net of tax        -      (207)
    Changes in operating assets and liabilities:
      Accounts receivable                                  (575)      401
      Other current assets                                 (371)       (3)
      Accounts payable and accrued liabilities              (99)      291
    Other - net                                          (1,069)   (1,178)
--------------------------------------------------------------------------
Total adjustments                                         3,262     3,775
--------------------------------------------------------------------------
Net Cash Provided by Operating Activities                 6,935     7,693
--------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                    (5,341)   (4,483)
Investments in affiliates                                  (124)      (38)
Proceeds from short-term investments                          -         5
Dispositions                                                216     1,427
Acquisitions                                             (3,841)   (3,653)
Other                                                         -         2
---------------------------------------------------------------------------
Net Cash Used in Investing Activities                    (9,090)   (6,740)
---------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                      4,604       512
Issuance of long-term debt                                1,031       738
Repayment of long-term debt                                (794)     (406)
Issuance of common shares                                     -       231
Issuance of preferred shares in subsidiaries                  -         3
Purchase of treasury shares                                (892)        -
Issuance of treasury shares                                 172       145
Dividends paid                                           (1,698)   (1,635)
Other                                                        50         -
--------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities       2,473      (412)
--------------------------------------------------------------------------
Net increase in cash and cash equivalents                   318       541
--------------------------------------------------------------------------
Cash and cash equivalents beginning of year                 495       599
--------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                $    813  $  1,140
==========================================================================
Cash paid during the six months ended June 30 for:
   Interest                                            $    848  $    759
   Income taxes, net of refunds                        $  1,560  $    725

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                        Guaranteed                           Accumulated
                                                Capital in            Obligations of    Deferred                Other
                                      Common    Excess of  Retained  Employee Stock  Compensation  Treasury Comprehensive
                                      Shares    Par Value  Earnings  Ownership Plans   - LESOP      Shares       Loss
------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999            $  3,433  $ 12,453   $ 13,798    $    (106)    $   (73)     $ (1,717)   $  (1,062)
Net income                                   -         -      3,673            -           -             -            -
Other comprehensive loss                     -         -          -            -           -             -         (232)
Dividends to shareowners                     -         -     (1,724)           -           -             -            -
Reduction of debt associated with
  Employee Stock Ownership Plans             -         -          -           60           -             -            -
Cost of LESOP trust shares allocated
  to employee accounts                       -         -          -            -           7             -            -
Purchase of treasury shares                  -         -          -            -           -          (892)           -
Issuance of treasury shares                  -       (73)         -            -           -           722            -
Other                                        -        91         17            -           -             -            -
------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                $  3,433  $ 12,471   $ 15,764    $     (46)    $   (66)     $ (1,887)   $  (1,294)
=======================================================================================================================-

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:           2000          1999
---------------------------------------------------  ----------     ----------
   Debt ratio .....................................      46.70%        46.43%
   Network access lines in service (000)...........     61,233        59,948
   Resold lines (000)..............................      1,578         1,330
   Access minutes of use (000,000).................    140,134       129,380
   Wireless customers (000)........................     12,221         9,323
   Number of employees ............................    219,000       201,650

SBC COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------
Dollars in millions except per share amounts

1. BASIS OF PRESENTATION Throughout this document, SBC Communications Inc. is referred to as "we" or "SBC". The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read these consolidated financial statements in conjunction with the consolidated financial statements and accompanying notes included in SBC's 1999 Annual Report to Shareowners.

   The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We have reclassified certain amounts in prior period financial statements to conform to the current period's presentation.

2. CONSOLIDATION The consolidated financial statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within three months of the date of SBC's Consolidated Statements of Income.

3. CUMULATIVE EFFECT OF CHANGE IN DIRECTORY ACCOUNTING Prior to January 1, 1999, Ameritech Corporation's (Ameritech) directory publishing subsidiary recognized revenues and expenses related to publishing directories using the "amortization" method, under which revenues and expenses were recognized over the lives of the directories, generally one year. Effective January 1, 1999, we changed the method of accounting to the "issue basis", which recognizes revenues and expenses at the time the related directory is published. We changed the methodology because the issue basis method is generally followed in the publishing industry, including our other directory subsidiaries, and better reflects the operating activity of the business. The cumulative after-tax effect of applying the changes in method to prior years was recognized as of January 1, 1999 as a one-time, non-cash gain of $207, or $0.06 per share, net of deferred taxes of $125. Had we used the current method during prior periods, income before extraordinary items and cumulative effect of accounting change would not have been materially affected.

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the six months ended June 30, 2000 and 1999 include net income and adjustments to shareowners' equity for foreign currency translation adjustment and net unrealized gain (loss) on securities.

   Following is SBC's comprehensive income:

   -------------------------------------------------------------------------------------
                                               Three months ended    Six months ended
                                                    June 30,             June 30,
                                              ------------------------------------------
                                                   2000      1999       2000      1999
   -------------------------------------------------------------------------------------
   Net income                                  $  1,851   $ 1,938   $  3,673   $ 3,918
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment       (101)      (80)      (211)     (490)
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for
         sale securities                            (24)        1         25         -
      Less: reclassification adjustment for
        gains included in net income                 (8)        -        (46)       (5)
   -------------------------------------------------------------------------------------
      Net unrealized gain (loss) on securities      (32)        1        (21)       (5)
   -------------------------------------------------------------------------------------
   Other comprehensive loss                        (133)      (79)      (232)     (495)
   -------------------------------------------------------------------------------------
   Total comprehensive income                  $  1,718   $ 1,859   $  3,441   $ 3,423
   =====================================================================================

5. COMPLETION OF MERGERS Upon completion of the mergers with Ameritech, Southern New England Telecommunications Corporation (SNET), and Pacific Telesis Group (PAC), we reviewed the operations throughout the merged company. These reviews included the formation of teams that performed comprehensive evaluations of companywide operations. Based on these merger integration reviews, we made certain strategic decisions and significant integration of operations and consolidation of some administrative and support functions occurred resulting in one-time charges.

   One-time charges incurred include costs related to various regulatory and legal issues, merger approval costs and other related costs, as well as costs related to the strategic decisions we made. We did not incur any of these one-time charges in the second quarter or first six months of 2000 or 1999. Remaining accruals for anticipated cash expenditures related to these decisions totaled $413 at June 30, 2000 and $755 at December 31, 1999.

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts

6. SUBSIDIARY FINANCIAL INFORMATION We do not provide separate financial statements and other disclosures for PAC as we have determined that such information is not material to the holders of the Trust Originated Preferred Securities, which have been guaranteed by SBC. See Note 8 for a discussion of conforming items on the segments and subsidiaries. This information is provided as a supplement only. The following table presents summarized financial information for PAC:

   ------------------------------------------------------------------------
   PAC                                              June 30,   December 31,
                                                     2000         1999
   ------------------------------------------------------------------------
   Balance Sheets
    Current assets                                  $  3,268    $  3,022
    Noncurrent assets                                 15,566      15,334
    Current liabilities                                5,106       4,944
    Noncurrent liabilities                             9,864      10,284
   ========================================================================
   ------------------------------------------------------------------------
   Six months ended June 30,                         2000         1999
   ------------------------------------------------------------------------
   Income Statements
    Operating revenues                              $  5,864    $  5,919
    Operating income                                   1,516       1,481
    Income before cumulative effect of accounting
     changes                                             815         788
    Net income                                           815         570
   ========================================================================

   We do not provide separate financial statements and other disclosures for Southwestern Bell Telephone Company (SWBell) or Pacific Bell Telephone Company (PacBell) as we have determined that such information is not material to the holders of certain SWBell and PacBell outstanding debt securities, which have been guaranteed by SBC. See Note 8 for a discussion of conforming items on the segments and subsidiaries. This information is provided as a supplement only. The following tables present summarized financial information for SWBell and PacBell:

   ------------------------------------------------------------------------
   SWBell                                           June 30,   December 31,
                                                      2000        1999
   ------------------------------------------------------------------------
   Balance Sheets
    Current assets                                  $  2,440    $  2,453
    Noncurrent assets                                 13,950      13,978
    Current liabilities                                5,186       5,127
    Noncurrent liabilities                             7,910       8,403
   ========================================================================
   ------------------------------------------------------------------------
   Six months ended June 30,                          2000        1999
   ------------------------------------------------------------------------
   Income Statements
    Operating revenues                              $  5,758    $  5,578
    Operating income                                   1,320       1,553
    Income before cumulative effect of accounting
     changes                                             712         865
    Net income                                           712         592
   ========================================================================

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts

   ------------------------------------------------------------------------
   PacBell                                          June 30,  December 31,
                                                     2000         1999
   ------------------------------------------------------------------------
   Balance Sheets
     Current assets                                  $  2,566    $  2,318
     Noncurrent assets                                 14,037      13,620
     Current liabilities                                4,930       4,539
     Noncurrent liabilities                             8,323       8,680
   ========================================================================
   ------------------------------------------------------------------------
   Six months ended June 30,                         2000         1999
   ------------------------------------------------------------------------
   Income Statements
     Operating revenues                              $  5,106    $  4,790
     Operating income                                   1,240       1,232
     Income before cumulative effect of accounting
      changes                                             625         641
     Net income (loss)                                    625        (369)
   ========================================================================

7. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the three and six months ended June 30, 2000 and 1999 are shown in the table below.

   -----------------------------------------------------------------------------
                                            Three months ended  Six months ended
                                                  June 30,          June 30,
                                            ------------------------------------
                                               2000     1999      2000     1999
   -----------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
    Income before cumulative effect of
     accounting change                       $ 1,851   $ 1,938  $ 3,673  $ 3,711
   -----------------------------------------------------------------------------
    Dilutive potential common shares:
      Other stock-based compensation               2         1        3        2
   -----------------------------------------------------------------------------
   Numerator for diluted earnings per share  $ 1,853   $ 1,939  $ 3,676  $ 3,713
   =============================================================================
   Denominators
   Denominator for basic earnings per share:
    Weighted average number of common
     shares outstanding (000,000)              3,396     3,411    3,396    3,409
   -----------------------------------------------------------------------------
    Dilutive potential common shares (000,000):
     Stock options                                34        44       31       44
     Other stock-based compensation                8         6        8        6
   -----------------------------------------------------------------------------
   Denominator for diluted earnings per share  3,438     3,461    3,435    3,459
   =============================================================================
   Basic earnings per share:
    Income before cumulative effect of
     accounting change                       $  0.54   $  0.57  $  1.08  $  1.09
    Cumulative effect of accounting change         -         -        -     0.06
 -------------------------------------------------------------------------------
   Net income                                $  0.54   $  0.57  $  1.08  $  1.15
 ===============================================================================
   Diluted earnings per share:
    Income before cumulative effect of
     accounting change                       $  0.54   $  0.56  $  1.07  $  1.07
    Cumulative effect of accounting change         -         -        -     0.06
 -------------------------------------------------------------------------------
   Net income                                $  0.54   $  0.56  $  1.07  $  1.13
 ===============================================================================

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts

   Under the Financial Accounting Standards Board's proposed Exposure Draft issued in September 1999, "Business Combinations and Intangible Assets", SBC would begin reporting an earnings per share amount which would exclude all goodwill charges (amortization expense and impairment losses). Goodwill charges related to investments in equity affiliates are currently included in the equity in net income of affiliates line item of the income statement.

   The effect of goodwill charges, including investments in equity affiliates goodwill charges, on diluted earnings per share was $0.03 and $0.08 for the three and six months ended June 30, 2000 and $0.01 and $0.02 for the three and six months ended June 30, 1999.

8. SEGMENT INFORMATION SBC's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (i.e. one-time) items.

   We have four reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) information and entertainment; and
   (4) international. The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The information and entertainment segment includes directory operations including advertising, yellow pages, white pages and electronic publishing and Ameritech's electronic security and cable television operations. All international investment operations are shown separately in the international segment.

   Normalized results for 2000 include the following items:

   o Pension settlement gains of $124 ($80 net of tax) in the second quarter and $374 ($241 net of tax) in the first six months primarily related to employees who terminated employment during 1999. SBC was required to record these second quarter gains as a result of revising our estimates of total lump-sum payments to be made during 2000 from a non-management pension plan. These second quarter and first six month gains were primarily in the wireline segment.
   o Costs of $239 ($153 net of tax) in the second quarter and $380 ($270 net of tax) in the first six months primarily in the wireline segment associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
   o A charge of $132 in the first six months (with no tax effect) in the wireline segment related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).

   Normalized results for 1999 include the following items:

   o Elimination of income of $52 ($28 net of tax) in the second quarter and $118 ($67 net of tax) in the first six months in the wireless segment from the incremental impacts of overlapping wireless properties sold in October 1999.
   o A reduction of $45 ($27 net of tax) primarily in the wireless segment in the first six months for a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts

   Segment results, including a reconciliation to our consolidated results, for the second quarter of 2000 and 1999 and for the six months ended June 30, 2000 and 1999 are as follows:

   ------------------------------------------------------------------------------
                                         Revenues
   For the three months ended          from external  Intersegment  Income before
   June 30, 2000                         customers     revenues      income taxes
   ---------------------------------------------------------------------------
   Wireline                              $   9,929      $    60       $  2,017
   Wireless                                  2,069            -            278
   Information and entertainment             1,060           25            372
   International                               107            -            194
   Corporate, adjustments & eliminations        47          (85)           167
   Normalizing adjustments                      (1)           -           (115)
   ------------------------------------------------------------------------------
   Total                                 $  13,211      $     -       $  2,913
   ==============================================================================

   ------------------------------------------------------------------------------
                                         Revenues
   For the three months ended          from external  Intersegment  Income before
   June 30, 1999                         customers     revenues      income taxes
   ---------------------------------------------------------------------------
   Wireline                              $   9,358      $    87       $  2,287
   Wireless                                  1,618            -            270
   Information and entertainment               959           25            264
   International                                41            3            198
   Corporate, adjustments & eliminations        59         (115)           (32)
   Normalizing adjustments                     233            -             52
   ------------------------------------------------------------------------------
   Total                                 $  12,268      $     -       $  3,039
   ==============================================================================


   --------------------------------------------------------------------------------------
                                        Revenues
   At June 30, 2000 or for the six    from external Intersegment Income before  Segment
   months ended                         customers     revenues    income taxes    assets
   --------------------------------------------------------------------------------------
   Wireline                              $ 19,518       $ 114       $ 4,152     $ 59,743
   Wireless                                 3,930           -           590       12,316
   Information and entertainment            2,069          55           650        3,698
   International                              168           -           433       13,081
   Corporate, adjustments & eliminations       99        (169)          187        2,353
   Normalizing adjustments                     (1)          -          (138)           -
   --------------------------------------------------------------------------------------
   Total                                 $ 25,783       $   -       $ 5,874     $ 91,191
   ======================================================================================

   --------------------------------------------------------------------------------------
                                        Revenues
   At June 30, 1999 or for the six    from external Intersegment Income before  Segment
   months ended                         customers     revenues    income taxes    assets
   --------------------------------------------------------------------------------------
   Wireline                              $ 18,339       $ 159       $ 4,380     $ 52,486
   Wireless                                 3,063           -           403        9,387
   Information and entertainment            2,005          56           588        4,075
   International                              116           8           348       13,339
   Corporate, adjustments & eliminations      113        (223)          (54)        (342)
   Normalizing adjustments                    444           -           163            -
   --------------------------------------------------------------------------------------
   Total                                 $ 24,080       $   -       $ 5,828     $ 78,945
   ======================================================================================

SBC COMMUNICATIONS INC.

------------------------------------------------------------------
Dollars in millions except per share amounts


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

9. ACQUISITION OF STERLING In March 2000, SBC acquired Sterling, a provider of electronic business integration solutions, in an all cash tender offer valued at approximately $3.6 billion. We accounted for the transaction under the purchase method of accounting. The valuation of assets acquired includes certain intangible assets such as developed technology, tradename, assembled workforce, customer relationships and goodwill, which will be amortized over their remaining useful lives of between 3 and 20 years. We expensed the acquired in-process research and development of $132 in March 2000. We included the results of operations in the consolidated financial statements from the date of the acquisition.

10.PENDING TRANSACTIONS In April 2000, SBC and BellSouth Corporation
   (BellSouth) announced an agreement to combine their domestic wireless operations. Assuming that all of the assets are contributed as provided for in the agreement, ownership in the new company will be 60% for SBC and 40% for BellSouth with control shared equally. SBC expects to account for its interest under the equity method of accounting. SBC expects that the basis of its investment will be approximately the same as the book value of SBC's domestic wireless assets. The new wireless company will be managed independently with a four-seat board of directors (two seats from each company). The transaction requires the approval of the Federal Communications Commission as well as the review of the United States Department of Justice. Divestitures of some overlapping properties will be required. The pending acquisitions of properties to be included in the joint venture along with the pending dispositions of properties that overlap with BellSouth are not expected to have a material effect on SBC's domestic wireless operations. We expect to close the transaction by the end of 2000.

   In July 2000, SBC exercised its right to sell its interest in MATAV to Deutsche Telekom, SBC's partner in the investment, for approximately $2.2 billion. The transaction closed in August 2000 with a pre-tax gain of approximately $1.1 billion. The proceeds from the sale of SBC's interest in MATAV are anticipated to be used to repay commercial paper borrowings.

   Tele Danmark and SBC are in negotiations to sell our interests in Netcom GSM, a wireless telecommunications provider in Norway, to a third party. If we accept the outstanding offer, our direct and indirect pre-tax gain would exceed $500.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS
---------------------

Overview Financial results for SBC Communications Inc. (SBC) for the second quarter and first six months of 2000 and 1999 are summarized as follows:

------------------------------------------------------------------------------------------
                                         Second Quarter             Six-Month Period
                                    -------------------------   --------------------------
                                                   Percent                     Percent
                                     2000      1999  Change       2000      1999    Change
------------------------------------------------------------------------------------------
Operating revenues                $ 13,211  $ 12,268    7.7%   $ 25,783   $ 24,080    7.1%
Operating expenses                  10,213     9,041   13.0      19,709     17,802   10.7
Operating income                     2,998     3,227   (7.1)      6,074      6,278   (3.2)
Income before income taxes and
 cumulative effect of accounting
  change                             2,913     3,039   (4.1)      5,874      5,828    0.8
Income before cumulative
 effect of accounting change         1,851     1,938   (4.5)      3,673      3,711   (1.0)
Cumulative effect of
 accounting change                       -         -     -            -        207      -
Net income                           1,851     1,938   (4.5)      3,673      3,918   (6.3)
==========================================================================================

SBC reported net income of $1,851, or $0.54 per share assuming dilution, in the second quarter of 2000 and $3,673, or $1.07 per share assuming dilution, for the first six months of 2000 compared to $1,938, or $0.56 per share assuming dilution, in the second quarter of 1999 and $3,918, or $1.13 per share assuming dilution, for the first six months of 1999.

The first six months of 1999 included a cumulative effect of accounting change related to accounting for directory revenues and expenses (see Note 3 of Notes to Consolidated Financial Statements). The second quarter and first six months of 2000 and 1999 also included several items that SBC normalizes for management purposes.

Normalized results for 2000 include the following items:

o Pension settlement gains of $124 ($80 net of tax) in the second quarter and $374 ($241 net of tax) in the first six months primarily related to employees who terminated employment during 1999. SBC was required to record these second quarter gains as a result of revising our estimates of total lump-sum payments to be made during 2000 from a non-management pension plan. These second quarter and first six month gains were primarily in the wireline segment.
o Costs of $239 ($153 net of tax) in the second quarter and $380 ($270 net of tax) in the first six months primarily in the wireline segment associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
o A charge of $132 in the first six months (with no tax effect) in the wireline segment related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

Normalized results for 1999 include the following items:

o Elimination of income of $52 ($28 net of tax) in the second quarter and $118 ($67 net of tax) in the first six months in the wireless segment from the incremental impacts of overlapping wireless properties sold in October 1999.
o A reduction of $45 ($27 net of tax) primarily in the wireless segment in the first six months for a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

Excluding the 2000 and 1999 normalizing items, SBC's income before cumulative effect of accounting change was $1,924, or $0.56 per share assuming dilution, in the second quarter of 2000 and $3,834, or $1.12 per share assuming dilution, for the first six months of 2000 compared to $1,910, or $0.55 per share assuming dilution, in the second quarter of 1999 and $3,617, or $1.05 per share assuming dilution, for the first six months of 1999.

The primary factors contributing to the increase in revenues were growth in demand for data communications and wireless services and products. These increases were offset by increased operating expenses related to the merger integration process with Ameritech and investments in new products and services, including the Digital Subscriber Line (DSL) rollout and SBC's national expansion initiative. The national expansion initiative is SBC's plan to have a local presence in the top 30 metropolitan markets beyond its traditional regions.

Segment Results

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, other income (expense) - net and income taxes.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

Wireline

Wireline provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment.

--------------------------------------------------------------------------------
                               Second Quarter            Six-Month Period
                           -----------------------------------------------------
                                              Percent                    Percent
                              2000      1999  Change    2000      1999   Change
--------------------------------------------------------------------------------
Operating revenues
 Local service              $ 5,481  $ 4,885   12.2% $ 10,621  $  9,463    12.2%
 Network access               2,696    2,576    4.7     5,386     5,104     5.5
 Long distance service          727      886  (17.9)    1,491     1,784   (16.4)
 Other                        1,085    1,098   (1.2)    2,134     2,147    (0.6)
---------------------------------------------         ------------------
Total Operating Revenues      9,989    9,445    5.8    19,632    18,498     6.1
---------------------------------------------         ------------------
Operating expenses
 Operations and support       5,795    5,193   11.6    11,221    10,253     9.4
 Depreciation and
  amortization                1,890    1,684   12.2     3,677     3,326    10.6
---------------------------------------------         ------------------
Total Operating Expenses      7,685    6,877   11.7    14,898    13,579     9.7
---------------------------------------------         ------------------
Operating Income              2,304    2,568  (10.3)    4,734     4,919    (3.8)
---------------------------------------------         ------------------
Interest Expense                311      293    6.1       628       585     7.4
---------------------------------------------         ------------------
Other Income (Expense) - Net     24       12      -        46        46       -
---------------------------------------------         ------------------
Income Before Income Taxes  $ 2,017  $ 2,287  (11.8) $  4,152  $  4,380    (5.2)
================================================================================

      Local service revenues increased $596, or 12.2%, in the second quarter and $1,158, or 12.2%, for the first six months of 2000. Approximately $272 of the increase in the second quarter and $382 in the first six months of 2000 was attributable to increases in demand for data-related services, primarily from business customers. Approximately $140 of the data-related revenues in the second quarter and $171 in the first six months of 2000 were associated with operations of Sterling, acquired in March 2000. Wholesale revenues accounted for approximately $81 of the second-quarter increase and $142 of the increase in the first six months of 2000. Vertical services revenues, which include custom calling services, such as Caller ID, Call Waiting, voice mail and other enhanced services, increased by approximately 10% in the second quarter and the first six months of 2000. Vertical services contributed approximately $79 to the second-quarter increase in local service revenues and $157 in the first six months of 2000.

      The introduction of extended area service plans and the September 1999 Texas Universal Service Fund (TUSF) rate rebalancing collectively increased local service revenues by approximately $58 in the second quarter and $112 in the first six months of 2000. However, these regulatory actions decreased intrastate network access revenues by approximately $36 in the second quarter and $75 in the first six months of 2000 and decreased long distance revenues by approximately $9 in the second quarter and $20 in the first six months of 2000. The Texas Public Utility Commission has

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

      stated that the TUSF is intended, among other things, to help support the provision of basic local telephone service to high-cost rural areas.

      Network access revenues increased $120, or 4.7%, in the second quarter and $282, or 5.5%, for the first six months of 2000, partially due to growth in access demand. Total access minutes of use rose 7.5% to 70.1 billion in the second quarter and 8.3% to 140.1 billion in the first six months of 2000. Higher network usage by alternative providers of intraLATA toll services contributed to the increase in network access revenues by approximately $36 in the second quarter and $78 in the first six months of 2000. Demand for special access services increased revenue by approximately $112 in the second quarter and $232 in the first six months of 2000. Continued demand for higher capacity data line offerings increased second-quarter 2000 revenues by approximately $39 and increased revenues for the first six months of 2000 by approximately $80.

      Revenues from access-demand growth were largely offset by the impact of rate reductions and price caps from both state and federal regulatory agencies. These rate reductions and price caps caused a decrease in second-quarter revenues of approximately $107 and $196 in the first six months of 2000. The state rate reductions were primarily in Texas and Michigan.

      Long distance service revenues decreased $159, or 17.9%, in the second quarter and $293, or 16.4%, for the first six months of 2000. Long distance service revenues decreased by approximately $101 in the second quarter and $196 for the first six months of 2000 due to the competitive losses as a result of implementing dialing parity, which enables customers to make intraLATA toll calls using a competing carrier. The negative effect of dialing parity was partially offset by increased network access revenues for usage of our network by alternative providers. The decrease was also partially offset by an increase of approximately $7 in the second quarter and $18 for the first six months of 2000 due to price increases in Illinois, Indiana, Michigan and Ohio. The continued introduction of extended area service plans, as described above in local service, decreased long distance revenues by approximately $9 in the second quarter and $20 in the first six months of 2000, which increased local service revenues by the same amounts.

      Other operating revenues decreased $13, or 1.2%, in the second quarter and $13, or 0.6%, for the first six months of 2000. Equipment sales increases, primarily consumer, of approximately $35 in the second quarter and $55 in the first six months of 2000 were offset by declines in the payphone business of approximately $53 in the second quarter and $43 in the first six months of 2000. Sales of other nonregulated products and services were flat in the second quarter and down slightly in the first six months of 2000.

      Operations and support expenses increased $602, or 11.6%, in the second quarter and $968, or 9.4%, for the first six months of 2000. Approximately $236 of second quarter and $349 of the first six months increases were related to costs associated with the DSL rollout. DSL lines in service in the second quarter increased by approximately 198,000. Operations and support expenses also increased approximately $138 in the second quarter and $255 in the first six months of 2000 as a result of costs associated with network integration and E-Commerce services, of which $93 for the second quarter and $104 for the first six months were related to

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

      Sterling. In addition, SBC's national expansion initiative increased expenses by approximately $71 in the second quarter and $103 in the first six months of 2000.

      Depreciation and amortization expenses increased $206, or 12.2%, in the second quarter and $351, or 10.6%, for the first six months of 2000. Overall higher plant levels increased depreciation expense by $70 in the second quarter and $154 in the first six months of 2000. The March 2000 acquisition of Sterling also caused an increase of approximately $84 in the second quarter and $92 in the first six months of 2000. Amortization of capitalized software increased approximately $46 in the second quarter and $97 in the first six months of 2000.

Wireless

Wireless provides wireless telecommunications services, including local and long distance services, and sells wireless equipment.

--------------------------------------------------------------------------------
                                Second Quarter             Six-Month Period
                             ---------------------------------------------------
                                               Percent                   Percent
                              2000     1999    Change    2000     1999   Change
--------------------------------------------------------------------------------
Operating revenues
  Subscriber revenues      $  1,648  $  1,262   30.6% $  3,148 $  2,415    30.4%
  Other                         421       356   18.3       782      648    20.7
-----------------------------------------------       ------------------
Total Operating Revenues      2,069     1,618   27.9     3,930    3,063    28.3
-----------------------------------------------       ------------------
Operating expenses
  Operations and support      1,373     1,080   27.1     2,567    2,125    20.8
  Depreciation and
   amortization                 288       190   51.6       569      370    53.8
-----------------------------------------------       ------------------
Total Operating Expenses      1,661     1,270   30.8     3,136    2,495    25.7
-----------------------------------------------       ------------------
Operating Income                408       348   17.2       794      568    39.8
-----------------------------------------------       ------------------
Interest Expense                 85        36      -       124       84    47.6
-----------------------------------------------       ------------------
Other Income (Expense) - Net    (45)      (42)  (7.1)      (80)     (81)    1.2
-----------------------------------------------       ------------------
Income Before Income Taxes $    278  $    270    3.0% $    590 $    403    46.4%
================================================================================

      Subscriber revenues increased $386, or 30.6%, in the second quarter and $733, or 30.4%, for the first six months of 2000, with approximately half of the increase due to the acquisitions of Comcast Cellular Corporation (Comcast), Cellular Communications of Puerto Rico, Inc. (Cellular Communications) and Radiofone, Inc. Also contributing to the increase was the net addition of 537,000 customers. At June 30, 2000, SBC had domestic wireless customers totaling 12,221,000.

      Other wireless revenues increased $65, or 18.3%, in the second quarter and $134, or 20.7%, for the first six months of 2000. The increase was primarily due to increased outcollect roaming revenues (revenues from non-SBC wireless customers roaming on SBC's wireless network) due to the expanded footprint from acquisitions, which was partially offset by a decline in rates and

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

      usage. Additionally, equipment sales increased due to a 46% increase in gross customer additions, mainly in the traditional cellular operations.

      Operations and support expenses increased $293, or 27.1%, in the second quarter and $442, or 20.8%, for the first six months of 2000 due primarily to the acquisitions and 537,000 net additions of new customers as discussed in subscriber revenues. Equipment costs also increased due to the increase in equipment sales noted above.

      Depreciation and amortization expenses increased $98, or 51.6%, in the second quarter and $199, or 53.8%, for the first six months of 2000. The third quarter 1999 acquisitions of Comcast and Cellular Communications contributed approximately $80 in the second quarter and $164 in the first six months of 2000 to the increase.

Information and Entertainment

Information and entertainment includes directory operations including advertising, yellow pages, white pages and electronic publishing, electronic security and cable television operations.

-----------------------------------------------------------------------------------
                                 Second Quarter             Six-Month Period
                            -------------------------------------------------------
                                                Percent                    Percent
                               2000     1999    Change    2000     1999    Change
-----------------------------------------------------------------------------------
Operating Revenues          $  1,085 $    984    10.3% $ 2,124  $  2,061      3.1%
----------------------------------------------         ------------------
Operating expenses
  Operations and support         638      665    (4.1)   1,327     1,363     (2.6)
  Depreciation and
   amortization                   54       46    17.4      107        92     16.3
----------------------------------------------         ------------------
Total Operating Expenses         692      711    (2.7)   1,434     1,455     (1.4)
----------------------------------------------         ------------------
Operating Income                 393      273    44.0      690       606     13.9
----------------------------------------------         ------------------
Interest Expense                  25       12       -       50        24        -
----------------------------------------------         ------------------
Other Income (Expense) - Net       4        3    33.3       10         6     66.7
----------------------------------------------         ------------------
Income Before Income Taxes  $    372 $    264    40.9% $   650  $    588     10.5%
===================================================================================

      Information and entertainment operating revenues increased $101, or 10.3%, in the second quarter and $63, or 3.1%, for the first six months of 2000. The increase in the second quarter was due to a change in the timing of the publication of directories. The increase for the first six months of 2000 was due primarily to growth in demand for directory advertising services.

      Operations and support expenses decreased $27, or 4.1%, in the second quarter and decreased $36, or 2.6%, for the first six months of 2000. These decreases are due primarily to cost savings in the directory operations from the merger integration process with Ameritech.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

International

--------------------------------------------------------------------------------
                                 Second Quarter             Six-Month Period
                            ----------------------------------------------------
                                               Percent                   Percent
                               2000    1999    Change    2000     1999    Change
--------------------------------------------------------------------------------
Operating Revenues           $  107  $   44        -   $  168  $   124     35.5%
----------------------------------------------        ------------------
Operating Expenses              118      54        -      207      143     44.8
----------------------------------------------        ------------------
Operating Income (Loss)         (11)    (10)   (10.0)%    (39)     (19)       -
----------------------------------------------        ------------------
Interest Expense                 67      71     (5.6)     137      131      4.6
----------------------------------------------        ------------------
Equity in Net Income of
 Affiliates                     198     171     15.8      397      338     17.5
----------------------------------------------        ------------------
Other Income (Expense) - Net     74     108    (31.5)     212      160     32.5
----------------------------------------------        ------------------
Income Before Income Taxes   $  194  $  198     (2.0)% $  433  $   348     24.4%
================================================================================

      Operating revenues increased $63 in the second quarter and $44 for the first six months of 2000. Ameritech Global Gateway Services (AGGS), a subsidiary which provides global long distance wholesale transport services, had increased volume-related long distance revenues which contributed to the increase approximately $35 in the second quarter, and $62 for the first six months of 2000. Additionally, in the second quarter, directory advertising revenues increased approximately $33 due to a change in the timing of the publication of directories at SBC's German directory investment, Wer Liefert Was (WLW). These increases were partially offset by a decrease in management fee revenues.

      Operating expenses increased $64 in the second quarter and for the first six months of 2000. The increase in the cost of long distance related to AGGS as noted above was $37 for the second quarter and $64 for the first six months of 2000. Directory shifts at WLW as described above resulted in increased directory advertising expenses of $25 in the second quarter of 2000.

      Equity in net income of affiliates increased $27, or 15.8%, in the second quarter and $59, or 17.5%, for the first six months of 2000. These increases were due primarily to increases in equity in net income from SBC's investments in Telefonos de Mexico, S.A. de C.V. (Telmex), MATAV-a Hungarian telecommunications company, Telkom SA Limited in South Africa, and in Bell Canada, which was acquired during the second quarter of 1999, for a total increase of approximately $55 in the second quarter and $142 for the first six months of 2000. Offsetting the increase was an investment in ATL-Algar Telecom Leste S.A. (ATL-a Brazilian communications company) in the first quarter of 2000, which resulted in losses in equity in net income of approximately $27 in the second quarter and $47 in the first six months of 2000. Also, the increases were partially offset by increased losses in equity in net income of approximately $12 in SBC's investment in Switzerland for the first six months of 2000. Additionally, SBC's investment in Tele Danmark recognized positive accounting true-ups related to pension costs and a stronger currency in the first quarter of 1999, which offset the increase in equity in net income by approximately $24 in the first six months of 2000.

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued
---------------------------------

      SBC plans to contribute its economic interest in ATL to a new company formed with Telmex and Bell Canada International in Latin America. When the contribution is made, SBC will account for its investment in ATL as a cost investment.

      SBC exercised its right to sell its interest in MATAV to Deutsche Telekom for approximately $2.2 billion in July 2000. The transaction closed in August 2000 with a pre-tax gain of approximately $1.1 billion. Equity in net income for the second half of 2000 will reflect the disposition of MATAV; MATAV contributed approximately $46 of equity in net income in the second half of 1999.

Consolidated Results

Interest expense increased $69, or 19.9%, in the second quarter and $68, or 9.7%, for the first six months of 2000. This increase was due to higher composite rates and increased debt levels, primarily from borrowings to fund the acquisition of Sterling. The proceeds from the sale of SBC's interest in MATAV are anticipated to be used to repay commercial paper borrowings, which should lower interest expense in the second half of 2000.

Other income (expense) - net increased $165, resulting in income of $142 in the second quarter of 2000 compared with expense of $23 in the second quarter of 1999. For the first six months of 2000, other income increased $283, resulting in income of $183 compared with expense of $100 during the first six months of 1999. The increases are primarily due to a decline in the market value of Debt Exchangeable for Common Stock redeemable in Telmex L shares in 2000 as compared to an increase in 1999, net of gains recognized from the sale of Telmex L shares, resulting in a year over year increase totaling approximately $229 for the quarter and $288 year to date. Results for the second quarter and first six months of 2000 also included gains of approximately $65 recognized for market adjustments on shares of Amdocs Limited (Amdocs), which were used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense. Gains on sales of investments were approximately $25 for the second quarter and $83 for the first six months of 2000.

The second quarter and first six months of 1999 included gains from the sale of a portion of Amdocs of approximately $92 in a secondary offering, as well as gains of $52 representing market adjustments on Amdocs shares used for contributions to the SBC Foundation and deferred compensation. Results for the second quarter and first six months of 1999 also included a gain of approximately $59 recognized from the sale of SBC's investment in a Chilean telecommunications company. The first six months of 1999 included a gain of approximately $24 recognized from the sale of discontinued plant.

Income Taxes in 2000 and 1999 reflect the tax effect of one-time charges previously described in the Overview section. These charges decreased income taxes by $42 in the second quarter of 2000, increased income taxes by $23 for the first six months of 2000 and increased income taxes by $24 in the second quarter and $69 for the first six months of 1999. The net effective tax rate on these items differed as a result of nondeductible items included in the charges. Excluding these items, income taxes for the second quarter and first six months of 2000 would have been $1,104 and $2,178. Income taxes for the second

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

quarter and first six months of 1999 would have been $1,077 and $2,048 excluding one-time charges. Income taxes were higher due primarily to higher income before income taxes.

COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

Coalition for Affordable Local and Long Distance Service (CALLS) In March 2000, members of CALLS - SBC, Verizon Communications (formerly Bell Atlantic Corp. and GTE Corp.), BellSouth Corp. (BellSouth), AT&T Corp. (AT&T) and Sprint Corp. (Sprint) proposed a plan to significantly restructure telecommunications industry federal price cap regulation. In May 2000, the Federal Communications Commission (FCC) approved the CALLS proposal with an effective date of July 1, 2000. Significant points of the five-year plan include:
o reduction of switched access rates in 2000 (these are the rates that long distance carriers pay local telephone companies);
o continuation of a productivity factor after 2000 until a targeted average rate for traffic-sensitive charges is achieved;
o consolidation of the residential and single-line business customers' presubscribed interexchange carrier charge with the subscriber line charge into one lower charge on customer local telephone bills;
o creation of an incremental $650 in universal service funding (universal service funding helps provide telephone service to economically disadvantaged customers, rural customers, schools and libraries).

The plan is expected to produce initial revenue reductions that are somewhat larger than those under prior price cap requirements, but eliminate mandatory annual price cap reductions over the life of the plan, resulting in minimal future effects on net revenues over the life of the plan compared to the prior price cap formula. SBC expects a net reduction in 2000 revenues of approximately $300 as a result of this plan (versus approximately $200 that would have occurred under prior price cap requirements).

Interconnection In July 2000, the Eighth Circuit Court of Appeals (Court of Appeals) issued an opinion striking down FCC rules governing the rates incumbent local exchange carriers (ILECs), such as SBC's wireline subsidiaries, charge competitors for interconnection and for leasing portions of the incumbents' telephone networks. The opinion rejected FCC pricing rules that required ILECs to charge competitors rates based on hypothetical costs and held that prices should instead be based on actual (but not necessarily historical) costs incurred by carriers to provide interconnection or access to unbundled network elements. In addition, the opinion rejected FCC rules governing the amount ILECs must discount services purchased by competitors for resale to end users, holding that the discount should be based on actual, not hypothetical, avoided costs. The Court of Appeals remanded the pricing issues back to the FCC. The Court of Appeals also reaffirmed its prior conclusion that ILECs cannot be required to create new combinations of unbundled network elements for competitors, nor to provide competitors better quality interconnection or access to unbundled network elements than the ILECs provide to themselves. While favorable, this ruling is not expected to have an immediate material effect on SBC's results of operations or financial position.

Texas Long Distance In June 2000, the FCC approved SBC's application to provide interLATA long distance service for calls originating in Texas. Approval was effective July 10, 2000 and SBC officially launched service under the Southwestern Bell brand at that time, offering domestic residential and business

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued
--------------------------------------------------

long distance services as well as international calling plans. Over the past several months, SBC's competitors, including AT&T, Sprint and MCI WorldCom Inc., began offering residential local service in parts of Texas and SBC expects increased competition for this service. SBC continues to seek long distance approval in its other in-region states and has filed applications with state commissions in Arkansas, California, Kansas, Missouri, Nevada and Oklahoma.

Michigan Telecommunications Legislation In July 2000, the Michigan legislature amended the Michigan Telecommunications Act, eliminating the monthly intrastate end-user common line (EUCL) charge and implementing price caps for telecommunications services to end users, except those covered by individual contracts, at May 1, 2000 levels for the earlier of four years or until the Michigan Public Service Commission (MPSC) determines the market for individual services is competitive. The law authorizes an expansion of local calling areas so that many short toll calls could be reclassified as local calls. In addition, the law gives the MPSC more authority to regulate disputes between telecommunications companies. SBC expects the EUCL and price cap legislation to reduce revenues approximately $75 in 2000 ($155 annualized). If the local calling area portion of the law is implemented in a manner that expands local-calling areas extensively, without any offsetting price increases, SBC expects an additional reduction in revenues of approximately $160 in 2000 ($320 annualized). In July 2000, SBC filed suit in federal court challenging the constitutionality of the law.

Ohio Service Quality Ruling In July 2000, the Public Utilities Commission of Ohio (PUCO) issued an order finding that SBC violated Ohio's minimum telephone service standards and requiring SBC to issue approximately $5 in customer credits and to spend an additional $4 on projects that will benefit customers. The PUCO's findings related to the timeliness of service installation/repair and inadequate recordkeeping, among other things. The order also places certain restrictions on the manner in which SBC employees are able to sell basic, preferred and inside wire maintenance services. Effective October 1, 2000, the order precludes the payment of dividends by SBC's Ohio subsidiary to the SBC parent company without prior PUCO approval. The PUCO also suggested that SBC restore service in Ohio to appropriate levels or face additional penalties of up to $122. SBC plans to seek rehearing and clarification of the dividend and marketing restrictions imposed by the order.

OTHER BUSINESS MATTERS
----------------------

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

SBC COMMUNICATIONS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued
----------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which must be adopted by the fourth quarter of 2000. SAB 101 addresses, among other items, when revenue relating to nonrefundable, up-front fees should be recognized. SBC currently is evaluating the impact of SAB 101, but does not expect it to have a significant effect on net income.

Acquisition See Note 9 of Notes to Consolidated Financial Statements for a discussion of the acquisition of Sterling.

Pending Transactions See Note 10 of Notes to Consolidated Financial Statements for a discussion of the agreement with BellSouth, the sale of our interest in MATAV and the potential sale of our interests in Netcom GSM.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

SBC had $813 in cash and cash equivalents available at June 30, 2000. During the first six months of 2000, as in 1999, SBC's primary source of funds continued to be cash provided by operating activities. SBC has entered into agreements with several banks for committed lines of credit totaling $3,630, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of June 30, 2000. Commercial paper borrowings as of June 30, 2000 totaled $6,240. The approximately $2.2 billion of proceeds from the pending sale of SBC's interest in MATAV are anticipated to be used to repay commercial paper borrowings.

SBC's investing activities during the first six months of 2000 consisted of $5,341 in construction and capital expenditures, primarily in the wireline and wireless segments, and the approximate $3,600 acquisition of Sterling discussed above.

Short-term borrowings increased $4,604 primarily to fund the acquisition of Sterling. SBC also spent $892 on the repurchase of shares of its common stock under the repurchase plan announced in January 2000. As of July 31, 2000, SBC has repurchased a total of approximately 24 million shares of its common stock of the 100 million shares authorized to be repurchased. Cash paid for dividends in the first six months of 2000 was $1,698, or 3.9% higher than in the first six months of 1999 due to an increase in dividends paid per share to $0.5075 from $0.4875.

In the second quarter of 2000, SBC issued approximately $2,015 of one-year variable rate notes with interest payable quarterly. The interest rate is 6.33% and is reset quarterly based on the three-month London Interbank Offer Rate (LIBOR) minus five basis points.

SBC COMMUNICATIONS INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
Dollars in millions except per share amounts

There has been no material change in SBC's market risks related to financial instruments since December 31, 1999.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

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

SBC COMMUNICATIONS INC.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

During the second quarter of 2000, non-employee directors acquired from the Company shares of common stock pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 21,455 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $42.00 to $46.25, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Annual Meeting of Shareowners

(a) The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 28, 2000, in San Antonio, Texas. Shareowners representing 2,810,118,488 shares of common stock as of the February 29, 2000 record date were present in person or were represented at the meeting by proxy.

(b) At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

                                   SHARES               SHARES
      DIRECTOR                     FOR                  WITHHELD*
      --------                     ---                  ---------
      Clarence C. Barksdale        2,741,437,263        68,681,225
      Royce S. Caldwell            2,744,936,790        65,181,698
      Martin K. Eby, Jr.           2,744,175,162        65,943,326
      Charles F. Knight            2,728,205,489        81,912,999
      Toni Rembe                   2,744,211,399        65,907,089
      Carlos Slim Helu             2,742,356,310        67,762,178
      Patricia P. Upton            2,742,592,850        67,525,638

      *Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

(c) Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2000. The vote was 2,768,075,089 FOR and 20,945,516 AGAINST, with 21,097,883 shares
      ABSTAINING.

(d) Shareowners voted not to adopt a shareowner proposal to limit certain existing pension benefits for outside directors. The vote was 909,030,738 FOR and 1,412,108,724 AGAINST, with 89,804,423 shares ABSTAINING.

SBC COMMUNICATIONS INC.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits
      --------

      Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

      Exhibit 27  Financial Data Schedule.

(b)   Reports on Form 8-K
      -------------------

      On April 10, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC announced an agreement to combine its domestic wireless operations with BellSouth Corporation.

      On April 26, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events. In the report, SBC disclosed a press release announcing first quarter 2000 earnings and pro forma financial statements relating to the wireless joint venture with BellSouth Corporation.

      On July 6, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. In the report, SBC disclosed that it had filed a Certificate of Ownership and Merger to merge its capital funding subsidiary, SBC Communications Capital Corporation, with and into SBC.

      On July 7, 2000, SBC filed a Form 8-K, reporting on Item 2. Acquisition or Disposition of Assets. In the report, SBC disclosed that it had exercised its right to sell its 50% ownership in MagyarCom to Deutsche Telekom.

      On July 28, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed a press release announcing second quarter 2000 earnings.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.



                                          /s/ Donald E. Kiernan
August 10, 2000                         --------------------------------
                                          Donald E. Kiernan
                                          Senior Executive Vice President,
                                          Chief Financial Officer and Treasurer