Form 10-Q
period 2000-09-30
SBC COMMUNICATIONS INC
filed 2000-11-13
CIK 732717

FORM 10-Q

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   |X|         Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 2000, 3,384,971,128 common shares were outstanding.



PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------
SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------------------------
                                                  Three months ended      Nine months ended
                                                     September 30,          September 30,
                                                     2000     1999         2000      1999
--------------------------------------------------------------------------------------------
Operating Revenues
Landline local service                          $   5,721   $   4,938  $  16,333  $  14,384
Wireless subscriber                                 1,749       1,639      4,897      4,405
Network access                                      2,492       2,535      7,832      7,595
Long distance service                                 807         869      2,391      2,680
Directory advertising                                 912         926      2,761      2,746
Other                                               1,773       1,638      5,023      4,815
--------------------------------------------------------------------------------------------
Total operating revenues                           13,454      12,545     39,237     36,625
--------------------------------------------------------------------------------------------
Operating Expenses
Operations and support                              8,245       7,640     23,374     21,507
Depreciation and amortization                       2,363       2,443      6,943      6,378
--------------------------------------------------------------------------------------------
Total operating expenses                           10,608      10,083     30,317     27,885
--------------------------------------------------------------------------------------------
Operating Income                                    2,846       2,462      8,920      8,740
--------------------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                     (422)       (365)    (1,194)    (1,069)
Equity in net income of affiliates                    267         220        656        574
Other income (expense) - net                        2,013         (29)     2,196       (129)
--------------------------------------------------------------------------------------------
Total other income (expense)                        1,858        (174)     1,658       (624)
--------------------------------------------------------------------------------------------
Income Before Income Taxes                          4,704       2,288     10,578      8,116
--------------------------------------------------------------------------------------------
Income Taxes                                        1,705       1,153      3,906      3,270
--------------------------------------------------------------------------------------------
Income Before Cumulative Effect of
 Accounting Change                                  2,999       1,135      6,672      4,846
--------------------------------------------------------------------------------------------
Cumulative Effect of Accounting Change,
 net of tax                                             -           -          -        207
--------------------------------------------------------------------------------------------
Net Income                                      $   2,999   $   1,135  $   6,672  $   5,053
============================================================================================
Earnings Per Common Share:
Income Before Cumulative Effect of
 Accounting Change                              $    0.89   $    0.33  $    1.97  $    1.42
Net Income                                      $    0.89   $    0.33  $    1.97  $    1.48
--------------------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of
 Accounting Change                              $    0.88   $    0.33  $    1.95  $    1.40
Net Income                                      $    0.88   $    0.33  $    1.95  $    1.46
--------------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                  3,387       3,414      3,393      3,411
Dividends Declared Per Common Share             $ 0.25375   $ 0.24375  $ 0.76125  $ 0.73125
============================================================================================

See Notes to Consolidated Financial Statements.
============================================================================================

SBC COMMUNICATIONS INC.
---------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
---------------------------------------------------------------------------------------
                                                          September 30,    December 31,
                                                           -------------   ------------
                                                              2000               1999
---------------------------------------------------------------------------------------
Assets                                                     (Unaudited)
Current Assets
Cash and cash equivalents                                   $     545         $    495
Accounts receivable - net of allowances for
  uncollectibles of $1,039 and $1,099                          10,142            9,378
Prepaid expenses                                                  950              651
Deferred income taxes                                             590              767
Other current assets                                            1,585              639
---------------------------------------------------------------------------------------
Total current assets                                           13,812           11,930
---------------------------------------------------------------------------------------
Property, plant and equipment - at cost                       124,044          116,332
  Less: accumulated depreciation and amortization              74,347           69,761
---------------------------------------------------------------------------------------
Property, Plant and Equipment - Net                            49,697           46,571
---------------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $1,472 and $1,115                             7,149            4,737
Goodwill - Net of Accumulated
  Amortization of $362 and $210                                 4,998            2,059
Investments in Equity Affiliates                                9,937           10,648
Other Assets                                                    8,983            7,270
---------------------------------------------------------------------------------------
Total Assets                                                $  94,576         $ 83,215
=======================================================================================
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                               $   9,413         $  3,374
Accounts payable and accrued liabilities                       12,137           11,717
Accrued taxes                                                   4,248            3,386
Dividends payable                                                 861              836
---------------------------------------------------------------------------------------
Total current liabilities                                      26,659           19,313
---------------------------------------------------------------------------------------
Long-Term Debt                                                 15,890           17,475
---------------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                           6,532            4,821
Postemployment benefit obligation                               9,875            9,612
Unamortized investment tax credits                                336              389
Other noncurrent liabilities                                    4,094            3,879
---------------------------------------------------------------------------------------
Total deferred credits and other noncurrent liabilities        20,837           18,701
---------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts*                    1,000            1,000
---------------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                             3,433            3,433
Capital in excess of par value                                 12,356           12,453
Retained earnings                                              17,905           13,798
Guaranteed obligations of employee stock ownership
  plans (ESOP)                                                    (33)            (106)
Deferred compensation  leveraged ESOP (LESOP)                     (62)             (73)
Treasury shares (at cost)                                      (2,163)          (1,717)
Accumulated other comprehensive loss                           (1,246)          (1,062)
---------------------------------------------------------------------------------------
Total shareowners' equity                                      30,190           26,726
---------------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity                   $  94,576         $ 83,215
=======================================================================================

* The trusts contain $1,030 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
  See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
--------------------------------------------------------------------------------------
                                                                Nine months ended
                                                                  September 30,
                                                            --------------------------
                                                                 2000         1999
--------------------------------------------------------------------------------------
Operating Activities
Net income                                                     $  6,672      $  5,053
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 6,943         6,378
    Undistributed earnings from investments in equity
      affiliates                                                   (344)         (343)
    Provision for uncollectible accounts                            604           824
    Amortization of investment tax credits                          (53)          (64)
    Deferred income tax expense                                     996           662
    Cumulative effect of accounting change, net of tax                -          (207)
    Gain on sales of investments                                 (2,160)         (268)
    Changes in operating assets and liabilities:
      Accounts receivable                                        (1,368)           56
      Other current assets                                         (713)           30
      Accounts payable and accrued liabilities                    1,442          (271)
    Other - net                                                  (1,073)         (351)
--------------------------------------------------------------------------------------
Total adjustments                                                 4,274         6,446
--------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                        10,946        11,499
--------------------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                            (9,202)       (7,006)
Investments in affiliates                                          (140)          (32)
Purchase of short-term investments                                 (533)          (26)
Proceeds from short-term investments                                  -             6
Dispositions                                                      3,534         1,448
Acquisitions                                                     (5,306)       (4,792)
Other                                                                 -             2
--------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                           (11,647)      (10,400)
--------------------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                              4,278         2,214
Issuance of long-term debt                                        1,039           738
Repayment of long-term debt                                        (921)       (2,140)
Issuance of common shares                                             -           307
Issuance of preferred shares in subsidiaries                          -             3
Purchase of treasury shares                                      (1,457)          (21)
Issuance of treasury shares                                         307           197
Dividends paid                                                   (2,560)       (2,464)
Other                                                                65             -
--------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                 751        (1,166)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 50           (67)
--------------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                         495           599
--------------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                        $    545      $    532
======================================================================================
Cash paid during the nine months ended September 30 for:
   Interest                                                    $  1,298      $  1,200
   Income taxes, net of refunds                                $  2,113      $  1,929

See Notes to Consolidated Financial Statements.


SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
---------------------------------------------------------------------------------------------------------=-----------------------
                                                                               Guaranteed                            Accumulated
                                                    Capital in                Obligations of  Deferred                 Other
                                         Common    Excess of Par  Retained   Employee Stock  Compensation Treasury  Comprehensive
                                          Shares      Value        Earnings  Ownership Plans   - LESOP     Shares      Loss
----------------------------------------------------------------------------------------------------------=----------------------
Balance, December 31, 1999               $  3,433  $  12,453     $ 13,798    $     (106)      $    (73)   $ (1,717) $   (1,062)
Net income                                      -          -        6,672             -              -           -           -
Other comprehensive loss                        -          -            -             -              -           -        (184)
Dividends to shareowners                        -          -       (2,583)            -              -           -           -
Reduction of debt associated with ESOP          -          -            -            73              -           -           -
Cost of LESOP trust shares allocated
  to employee accounts                          -          -            -             -             11           -           -
Purchase of treasury shares                     -          -            -             -              -      (1,457)          -
Issuance of treasury shares                     -       (222)           -             -              -       1,011           -
Other                                           -        125           18             -              -           -           -
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000              $  3,433  $  12,356     $ 17,905    $      (33)      $    (62)   $ (2,163) $   (1,246)
=================================================================================================================================

See Notes to Consolidated Financial
Statements.


SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:    2000         1999
---------------------------------------------------------------------------
   Debt ratio.......................................   44.79%       47.54%
   Network access lines in service (000)............  61,287       60,383
   Resold lines (000)...............................   1,616        1,422
   Access minutes of use (000,000).................. 210,927      196,393
   Wireless customers (000).........................  13,025       10,693
   Number of employee............................... 223,260      203,270

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

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

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We have reclassified certain amounts in prior period financial statements to conform to the current period's presentation.

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

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

4. COMPREHENSIVE INCOME The components of SBC's comprehensive income for the third quarter and nine months ended September 30, 2000 and 1999 include net income and adjustments to shareowners' equity for foreign currency translation adjustment and net unrealized gain (loss) on securities.

   Following is SBC's comprehensive income:

   ------------------------------------------------------------------------------------------
                                                     Three months ended   Nine months ended
                                                       September 30,       September 30,
                                                    -----------------------------------------
                                                      2000     1999       2000      1999
   ------------------------------------------------------------------------------------------
   Net income                                      $   2,999  $ 1,135    $  6,672   $  5,053
   Other comprehensive income, net of tax:
     Foreign currency translation adjustment            (259)     122        (470)      (368)
     Reclassification adjustment to net income for
         cumulative translation adjustment on
         securities sold                                 323        -         323          -
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for
        sale securities                                  (18)      18           7         18
      Less: reclassification adjustment for (gain)
        loss included in net income                        2        -         (44)        (5)
   ------------------------------------------------------------------------------------------
      Net unrealized gain (loss) on securities           (16)      18         (37)        13
   ------------------------------------------------------------------------------------------
   Other comprehensive income (loss)                      48      140        (184)      (355)
   ------------------------------------------------------------------------------------------
   Total comprehensive income                      $   3,047  $ 1,275    $  6,488   $  4,698
   ==========================================================================================

5. COMPLETION OF MERGERS Upon completion of the mergers with Ameritech, Southern New England Telecommunications Corporation (SNET), and Pacific Telesis Group
   (PAC), we reviewed operations throughout the merged company. Based on these merger integration reviews, we made strategic decisions to significantly integrate operations and consolidate some administrative and support functions resulting in one-time charges.

   One-time charges incurred include costs related to various regulatory and legal issues, merger approval costs and other related costs. We did not incur any of these one-time charges in the third quarter or for the first nine months of 2000. In the third quarter and first nine months of 1999, we incurred costs of $884 ($883 net of tax) related to the merger with Ameritech. Remaining accruals for anticipated cash expenditures related to these decisions totaled $343 at September 30, 2000 and $755 at December 31, 1999.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

6. SUBSIDIARY FINANCIAL INFORMATION We have fully and unconditionally guaranteed certain outstanding debt securities of PAC, Pacific Bell Telephone Company (PacBell), and Southwestern Bell Telephone Company (SWBell), each of which is a wholly owned subsidiary of SBC. In August 2000, the SEC issued new rules for reporting parent company guarantees of subsidiary securities. In accordance with these new rules, we are providing the following condensed consolidating financial information.

   The Parent column presents investments in all subsidiaries under the equity method of accounting. PAC, PacBell and SWBell are listed separately because each has issued debt that we have guaranteed. PacBell is a wholly owned subsidiary of PAC, and the new rules require that its financial information also be included in the PAC column. All other subsidiaries that do not have securities guaranteed by us are presented in the Other column. The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries, as well as removing the double presentation of PacBell in order to reconcile to the SBC consolidated financial information. See Note 8 for a discussion of conforming items on the segments and subsidiaries.

   Condensed Consolidating Statements of Income
   For the Three Months Ended September 30, 2000

                                        Parent     PAC   PacBell    SWBell   Other     Adjs.    Total
   -----------------------------------------------------------------------------------------------------
   Total operating revenues            $     -   $3,016  $ 2,619   $ 2,904  $ 7,851  $ (2,936) $ 13,454
   Total operating expenses                (88)   1,982    1,793     2,109    6,922    (2,110)   10,608
   -------------------------------------------------------------------------------------------- --------
   Operating income                         88    1,034      826       795      929      (826)    2,846
   -------------------------------------------------------------------------------------------- --------
   Interest expense                       (158)    (106)     (94)      (91)    (377)      404      (422)
   Equity in net income of affiliates    2,882       21        -         -      272    (2,908)      267
   Other income (expense) - net            234      (24)      (1)        2    2,088      (286)    2,013
   -------------------------------------------------------------------------------------------- --------
   Income before income taxes            3,046      925      731       706    2,912    (3,616)    4,704
    ------------------------------------------------------------------------------------------- --------
   Income taxes                             47      361      293       260    1,037      (293)    1,705
   -------------------------------------------------------------------------------------------- --------
   Net Income                          $ 2,999   $  564  $   438   $   446  $ 1,875  $ (3,323) $  2,999
   ============================================================================================ ========


   Condensed Consolidating Statements of Income
   For the Three Months Ended September 30, 1999

                                        Parent     PAC   PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Total operating revenues            $     -   $2,920  $ 2,455   $ 2,797  $ 7,056  $ (2,683) $ 12,545
   Total operating expenses                (27)   2,092    1,792     2,044    6,202    (2,020)   10,083
   -------------------------------------------------------------------------------------------- --------
   Operating income                         27      828      663       753      854      (663)    2,462
   -------------------------------------------------------------------------------------------- --------
   Interest expense                        (42)     (94)     (84)      (95)    (393)      343      (365)
   Equity in net income of affiliates    1,185        -        -         -      237    (1,202)      220
   Other income (expense) - net            169        2        4         1       41      (246)      (29)
   -------------------------------------------------------------------------------------------- --------
   Income before income taxes            1,339      736      583       659      739    (1,768)    2,288
   -------------------------------------------------------------------------------------------- --------
   Income taxes                            204      287      231       242      420      (231)    1,153
   -------------------------------------------------------------------------------------------- --------
   Net Income                          $ 1,135   $  449  $   352   $   417  $   319  $ (1,537) $  1,135
   ============================================================================================ ========

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts


   Condensed Consolidating Statements of Income
   For the Nine Months Ended September 30, 2000

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- -------
   Total operating revenues            $      -  $ 8,880 $  7,725  $ 8,662  $ 22,561 $ (8,591) $ 39,237
   Total operating expenses                (135)   6,330    5,659    6,547    18,441   (6,525)   30,317
   -------------------------------------------------------------------------------------------- --------
   Operating income                         135    2,550    2,066    2,115     4,120   (2,066)    8,920
   -------------------------------------------------------------------------------------------- --------
   Interest expense                        (359)    (338)    (297)    (283)   (1,079)   1,162    (1,194)
   Equity in net income of affiliates     6,353       55        -        -       664   (6,416)      656
   Other income (expense) - net             624       (5)       -        3     2,379     (805)    2,196
   -------------------------------------------------------------------------------------------- --------
   Income before income taxes             6,753    2,262    1,769    1,835     6,084   (8,125)   10,578
   -------------------------------------------------------------------------------------------- --------
   Income taxes                              81      883      706      677     2,265     (706)    3,906
   --------------------------------------------------------------------------------
   Net Income                          $  6,672  $ 1,379 $  1,063  $ 1,158  $  3,819 $ (7,419) $  6,672
   ============================================================================================ ========

   Condensed Consolidating Statements of Income
   For the Nine Months Ended September 30, 1999

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Total operating revenues            $     -   $ 8,839 $  7,245  $ 8,375  $ 20,105 $ (7,939) $ 36,625
   Total operating expenses                (38)    6,530    5,350    6,069    16,018   (6,044)   27,885
   -------------------------------------------------------------------------------------------- --------
   Operating income                         38     2,309    1,895    2,306     4,087   (1,895)    8,740
   -------------------------------------------------------------------------------------------- --------
   Interest expense                       (150)     (341)    (287)    (284)   (1,043)   1,036    (1,069)
   Equity in net income of affiliates    5,102         -        -        -       591   (5,119)      574
   Other income (expense)- net             169        82       35        5       347     (767)     (129)
   -------------------------------------------------------------------------------------------- --------
   Income before income taxes            5,159     2,050    1,643    2,027     3,982   (6,745)    8,116
   -------------------------------------------------------------------------------------------- --------
   Income taxes                             99       813      650      745     1,613     (650)    3,270
   -------------------------------------------------------------------------------------------- --------
   Income before cumulative effect
     of accounting change                5,060     1,237      993    1,282     2,369   (6,095)    4,846
   -------------------------------------------------------------------------------------------- --------
   Cumulative effect
     of accounting change                   (7)     (218)  (1,010)    (273)      705    1,010       207
   -------------------------------------------------------------------------------------------- --------
   Net Income                          $ 5,053   $ 1,019 $    (17) $ 1,009  $  3,074 $ (5,085) $  5,053
   ============================================================================================ ========

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts


   Condensed Consolidating Balance Sheets
   September 30, 2000

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Cash and cash  equivalents          $   334   $    10 $      9  $    42  $    159 $     (9) $    545
   Accounts receivable - net             9,061     2,839    2,280    2,191    12,155  (18,384)   10,142
   Other current assets                    687       566      443      619     1,253     (443)    3,125
   -------------------------------------------------------------------------------------------- --------
   Total current assets                 10,082     3,415    2,732    2,852    13,567  (18,836)   13,812
   -------------------------------------------------------------------------------------------- --------
   Property, plant and equipment - net     144    13,275   12,862   14,387    21,891  (12,862)   49,697
   -------------------------------------------------------------------------------------------- --------
   Intangible assets - net                   -       803        -        -    11,344        -    12,147
   -------------------------------------------------------------------------------------------- --------
   Investments in equity affiliates     29,810       181        -        -     5,660  (25,714)    9,937
   -------------------------------------------------------------------------------------------- --------
   Other assets                          2,703     1,694    1,525       26    11,408   (8,373)    8,983
   -------------------------------------------------------------------------------------------- --------
   Total Assets                        $42,739   $19,368 $ 17,119  $17,265  $ 63,870 $(65,785) $ 94,576
   ============================================================================================ ========

   Debt maturing within one year       $ 8,472   $ 1,568 $  1,827  $ 2,433  $ 10,316 $(15,203) $  9,413
   Other current liabilities             1,348     3,826    3,406    3,443    11,357   (6,134)   17,246
   -------------------------------------------------------------------------------------------- --------
   Total current liabilities             9,820     5,394    5,233    5,876    21,673  (21,337)   26,659
   -------------------------------------------------------------------------------------------- --------
   Long-term debt                          568     4,353    4,293    3,976    13,755  (11,055)   15,890
   -------------------------------------------------------------------------------------------- --------
   Postemployment benefit obligation        87     2,922    2,740    2,967     3,899   (2,740)    9,875
   -------------------------------------------------------------------------------------------- --------
   Other noncurrent liabilities          2,074     1,575    1,278    1,103     6,296   (1,364)   10,962
   -------------------------------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts                        -     1,000        -        -         -        -     1,000
   -------------------------------------------------------------------------------------------- --------
   Total shareowners' equity            30,190     4,124    3,575    3,343    18,247  (29,289)   30,190
   -------------------------------------------------------------------------------------------- --------
   Total Liabilities
    and Shareowners' Equity            $42,739   $19,368 $ 17,119  $17,265  $ 63,870 $(65,785) $ 94,576
   ============================================================================================ ========

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

   Condensed Consolidating Balance Sheets
   December 31, 1999

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Cash and cash equivalents           $   101   $    13 $     12  $    49  $    332 $    (12) $     495
   Accounts receivable - net             8,012     2,538    1,929    1,913    13,374  (18,388)     9,378
   Other current assets                    223       471      377      491       872     (377)     2,057
   -------------------------------------------------------------------------------------------- --------
   Total current assets                  8,336     3,022    2,318    2,453    14,578  (18,777)    11,930
   -------------------------------------------------------------------------------------------- --------
   Property, plant and equipment - net      89    12,628   12,213   13,958    19,896  (12,213)    46,571
   -------------------------------------------------------------------------------------------- --------
   Intangible assets - net                   -       824        -        -     5,972        -      6,796
   -------------------------------------------------------------------------------------------- --------
   Investments in equity affiliates     23,461       199        -        -     8,347  (21,359)    10,648
   -------------------------------------------------------------------------------------------- --------
   Other assets                          2,203     1,683    1,407       20    10,158   (8,201)     7,270
   -------------------------------------------------------------------------------------------- --------
   Total Assets                        $34,089   $18,356 $ 15,938  $16,431  $ 58,951 $(60,550) $  83,215
   ============================================================================================ ========

   Debt maturing within one year       $ 3,364   $ 1,869 $  1,674  $ 2,086  $ 10,861 $(16,480) $   3,374
   Other current liabilities             1,347     3,075    2,865    3,041    10,129   (4,518)    15,939
   -------------------------------------------------------------------------------------------- --------
   Total current liabilities             4,711     4,944    4,539    5,127    20,990  (20,998)    19,313
   -------------------------------------------------------------------------------------------- --------
   Long-term debt                          685     4,551    4,491    4,211    14,796  (11,259)    17,475
   -------------------------------------------------------------------------------------------- --------
   Postemployment benefit obligation       111     2,888    2,703    3,049     3,564   (2,703)     9,612
   -------------------------------------------------------------------------------------------- --------
   Other noncurrent liabilities          1,856     1,845    1,486    1,143     4,271   (1,512)     9,089
   -------------------------------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts                        -     1,000        -        -         -        -      1,000
   -------------------------------------------------------------------------------------------- --------
   Total shareowners' equity            26,726     3,128    2,719    2,901    15,330   (24,078)   26,726
   -------------------------------------------------------------------------------------------- --------
   Total Liabilities
    and Shareowners' Equity           $ 34,089   $18,356 $ 15,938  $16,431  $ 58,951 $ (60,550)$  83,215
   ============================================================================================ ========


   Condensed Consolidating Statements of Cash Flows
   Nine Months Ended September 30, 2000

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Net cash from operating activities  $ 3,149   $ 2,959 $ 2,287   $ 2,444  $  3,699 $ (3,592) $ 10,946
   Net cash from investing activities   (4,261)   (2,108) (2,035)   (2,483)   (2,464)   1,704   (11,647)
   Net cash from financing activities    1,345      (854)   (255)       32    (1,408)   1,891       751
   -------------------------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash     $   233   $    (3)$    (3)  $    (7) $   (173)$      3  $     50
    =========================================================================================== ========

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts


   Condensed Consolidating Statements of Cash Flows
   Nine Months Ended September 30, 1999

                                        Parent      PAC  PacBell    SWBell   Other     Adjs.    Total
   -------------------------------------------------------------------------------------------- --------
   Net cash from operating activities  $ 1,005   $ 2,084 $  2,293  $ 2,988  $  5,687 $ (2,558) $ 11,499
   Net cash from investing activities      (22)   (1,880)  (1,665)  (2,075)   (6,424)   1,666   (10,400)
   Net cash from financing activities   (1,248)     (188)    (614)    (886)      892      878    (1,166)
   -------------------------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash     $  (265)  $    16 $     14  $    27  $    155 $    (14) $    (67)
   ============================================================================================ ========

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

7. EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting change for the three and nine months ended September 30, 2000 and 1999 are shown in the table below.


   -------------------------------------------------------------------------------
                                            Three months ended  Nine months ended
                                               September 30,      September 30,
                                               2000      1999    2000      1999
   -------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before cumulative effect of
       accounting change                      $ 2,999  $ 1,135  $6,672  $ 4,846
   -------------------------------------------------------------------------------
     Dilutive potential common shares:
     Other stock-based compensation                 1        1       4        3
   -------------------------------------------------------------------------------
   Numerator for diluted earnings per share   $ 3,000  $ 1,136  $6,676  $ 4,849
   ===============================================================================
   Denominators (000,000)
   Denominator for basic earnings per share:
    Weighted average number of common
      shares outstanding                        3,387    3,414   3,393    3,411
   -------------------------------------------------------------------------------
    Dilutive potential common shares:
      Stock options                                30       42      31       43
      Other stock-based compensation                8        7       7        7
   -------------------------------------------------------------------------------
   Denominator for diluted earnings per share   3,425    3,463   3,431    3,461
   ===============================================================================
   Basic earnings per share:
    Income before cumulative effect of
     accounting change                        $  0.89  $  0.33  $ 1.97  $  1.42
    Cumulative effect of accounting change          -        -       -     0.06
   -------------------------------------------------------------------------------
   Net income                                 $  0.89  $  0.33  $ 1.97  $  1.48
   ===============================================================================
   Diluted earnings per share:
    Income before cumulative effect of
     accounting change                        $  0.88  $  0.33  $ 1.95  $  1.40
    Cumulative effect of accounting change          -        -       -     0.06
   -------------------------------------------------------------------------------
   Net income                                 $  0.88  $  0.33  $ 1.95  $  1.46
   ===============================================================================

   Under the Financial Accounting Standards Board's proposed Exposure Draft issued in September 1999, "Business Combinations and Intangible Assets", SBC would begin reporting on the income statement an earnings per share amount which excludes all goodwill charges (amortization expense and impairment losses). Goodwill charges related to investments in equity affiliates are currently included in equity in net income of affiliates on the income statement.

   The diluted earnings per share before goodwill charges for net income was $0.90 and $2.05 for the three and nine months ended September 30, 2000 and $0.43 and $1.59 for the three and nine months ended September 30, 1999.

8. SEGMENT INFORMATION SBC's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (i.e. one-time) items.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

   We have four reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) information and entertainment; and
   (4) international. The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment. The wireless segment provides wireless telecommunications services, including local and long distance services, and sells wireless equipment. The information and entertainment segment consists of directory operations including advertising, yellow pages, white pages and electronic publishing and Ameritech's electronic security and cable television operations. All international investment operations are disclosed separately in the international segment.

   Normalized results for 2000 exclude the following items:

   o Gains of $1,699 ($1,125 net of tax) in the third quarter and for the first nine months related to the sale of direct and indirect interests in MATAV and Netcom GSM, two international equity investments.

   o Gains of $238 ($155 net of tax) in the third quarter and for the first nine months on the sale of Telefonos de Mexico, S.A. de C.V. L shares associated with SBC's purchase of a Mandatorily Exchangeable Debt Securities note with characteristics that will essentially offset future mark to market adjustments on the Debt Exchangeable for Common Stock.

   o Pension settlement gains of $29 ($19 net of tax) in the third quarter associated with pension litigation and $403 ($260 net of tax) for the first nine months primarily related to employees who terminated employment during 1999. These third quarter and first nine month gains were primarily in the wireline segment.

   o Costs of $400 ($258 net of tax) in the third quarter and $780 ($528 net of tax) for the first nine months primarily in the wireline segment associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.

   o A charge of $132 in the first nine months (with no tax effect) in the wireline segment related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).

   Normalized results for 1999 exclude the following items:

   o Costs of $884 ($883 net of tax) in the third quarter and for the first nine months related to conforming accounting estimation techniques and valuation assumptions, the impairment of a portion of the accounting goodwill associated with Ameritech's security business and costs associated with strategic initiatives resulting from the merger integration process with Ameritech.

   o Income of $73 ($47 net of tax) in the third quarter and $191 ($114 net of tax) for the first nine months in the wireless segment from the incremental impacts of overlapping wireless properties sold in October 1999.

   o A reduction of $45 ($27 net of tax), primarily in the wireless segment, in the first nine months for a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts

   Segment results, including a reconciliation to our consolidated results, for the third quarter of 2000 and 1999 and for the nine months ended September 30, 2000 and 1999 are as follows:

   --------------------------------------------------------------------------
                                      Revenues
   For the three months ended       from external   Intersegment  Income before
   September 30, 2000                 customers      revenues      income taxes
   --------------------------------------------------------------------------
   Wireline                           $  10,074      $    52       $  1,766
   Wireless                               2,214            1            370
   Information and entertainment          1,042           17            368
   International                             77            2            209
   Corporate, adjustments &
    eliminations                             46          (72)           425
   Normalizing adjustments                    1            -          1,566
   --------------------------------------------------------------------------
   Total                              $  13,454      $     -       $  4,704
   ==========================================================================

   --------------------------------------------------------------------------
                                      Revenues
   For the three months ended       from external   Intersegment  Income before
   September 30, 1999                 customers      revenues      income taxes
   --------------------------------------------------------------------------
   Wireline                           $   9,425      $    80       $  2,189
   Wireless                               1,882            -            317
   Information and entertainment          1,055           16            352
   International                             56            3            150
   Corporate, adjustments &
    eliminations                             43          (99)            91
   Normalizing adjustments                   84            -           (811)
   --------------------------------------------------------------------------
   Total                              $  12,545      $     -       $  2,288
   ==========================================================================

   -------------------------------------------------------------------------------------
                                      Revenues
   At September 30, 2000 or for     from external  Intersegment  Income before   Segment
   the nine months ended              customers      revenues    income taxes     assets
   -------------------------------------------------------------------------------------
   Wireline                           $ 29,592       $ 166        $  5,918     $ 61,444
   Wireless                              6,144           1             960       13,872
   Information and entertainment         3,111          72           1,018        3,787
   International                           245           2             642       12,096
   Corporate, adjustments &
    eliminations                           145        (241)            612        3,377
   Normalizing adjustments                   -           -           1,428            -
   -------------------------------------------------------------------------------------
   Total                              $ 39,237       $   -       $  10,578     $ 94,576
   =====================================================================================

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts


   -------------------------------------------------------------------------------------
                                      Revenues
   At September 30, 1999 or for     from external  Intersegment  Income before   Segment
   the nine  months ended             customers      revenues    income taxes     assets
   -------------------------------------------------------------------------------------
   Wireline                           $ 27,764       $  239       $  6,569     $ 52,876
   Wireless                              4,945            -            720       12,642
   Information and entertainment         3,060           72            940        3,638
   International                           172           11            498       13,542
   Corporate, adjustments &
    eliminations                           156         (322)            37         (852)
   Normalizing adjustments                 528            -           (648)           -
   -------------------------------------------------------------------------------------
   Total                              $ 36,625       $    -       $  8,116     $ 81,846
   =====================================================================================

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

9. ACQUISITIONS AND DISPOSITIONS In March 2000, SBC acquired Sterling, a provider of electronic business integration solutions, in an all cash tender offer valued at approximately $3,576. We accounted for the transaction under the purchase method of accounting. The valuation of assets acquired includes certain intangible assets such as developed technology, tradename, assembled workforce, customer relationships and goodwill, which will be amortized over their remaining useful lives of between 3 and 20 years. We expensed the acquired in-process research and development of approximately $132 in March 2000. We included the results of operations in the consolidated financial statements from the date of the acquisition.

   In July 2000, SBC exercised its right to sell its interest in MATAV, a Hungarian telecommunications company, to Deutsche Telekom, SBC's partner in the investment, for approximately $2,199. The transaction closed in August 2000 with a pre-tax gain of approximately $1,153.

   In August 2000, Tele Danmark and SBC sold their interests in Netcom GSM, a wireless telecommunications provider in Norway, to a third party with a pre-tax gain of approximately $546.

10.WIRELESS TRANSACTIONS In August 2000, SBC acquired wireless properties in
   Texas and Washington from GTE Corporation for approximately $1,349. The properties acquired cover a population of more than 7.4 million people and included approximately 318,000 customers, and were included in the contribution to the wireless joint venture with BellSouth Corporation (BellSouth).

   In October 2000, SBC and BellSouth began contributions of their wireless properties and formally began operations of their wireless joint venture, Cingular Wireless (Cingular), formed in April 2000. Cingular serves more than 19 million customers, the second largest wireless operator in the United States, and has approximately 190 million potential customers in 38 states, the District of Columbia, Puerto Rico and the United States Virgin Islands. Ownership in Cingular is held 60% by SBC and 40% by BellSouth, with control shared equally. SBC will account for its interest under the equity

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts method of accounting. Cingular will be managed independently with a four-seat board of directors (two seats from each company). The contributions to Cingular were made after we received the approval of the United States Department of Justice and the Federal Communications Commission.

   At the contribution date we were required to sell our overlapping properties in Indianapolis, Indiana and selected Radiofone properties in New Orleans and Baton Rouge, Louisiana. We received approximately $930 in proceeds from these sales and will record pre-tax gains of more than $300 in the fourth quarter of 2000.

11.VOLUNTARY ENHANCED PENSION AND RETIREMENT PROGRAM In October 2000, we implemented a voluntary enhanced pension and retirement benefit program to reduce the number of management employees. The program offers eligible management employees who decide to terminate employment with SBC an enhanced pension and increased eligibility for post-retirement medical and dental benefits. Most of the employees who accepted this offer should terminate employment before the end of the year, however, under the program, SBC may retain employees for up to one year. If our cost savings targets are not met through the voluntary program, there may be involuntary personnel reductions in the fourth quarter of 2000.

   We are still evaluating the results of the program, but we expect to report in the fourth quarter significant costs attributable to the enhanced benefits and significant pension settlement gains. We currently anticipate that the pension settlement gains will exceed the enhanced benefits costs and any collateral severance costs.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS


Overview Financial results for SBC Communications Inc. (SBC) for the third quarter and the first nine months of 2000 and 1999 are summarized as follows:

--------------------------------------------------------------------------------------
                                       Third Quarter           Nine-Month Period
                                                   Percent                    Percent
                                   2000     1999   Change     2000     1999   Change
--------------------------------------------------------------------------------------
Operating revenues              $ 13,454 $ 12,545    7.2%  $ 39,237 $ 36,625     7.1%
Operating expenses                10,608   10,083    5.2%    30,317   27,885     8.7%
Operating income                   2,846    2,462   15.6%     8,920    8,740     2.1%
Income before income taxes and
  cumulative effect of
  accounting change                4,704    2,288      -     10,578    8,116    30.3%
Income before cumulative effect
  of accounting change             2,999    1,135      -      6,672    4,846    37.7%
Cumulative effect of accounting
  change                               -        -      -          -      207       -
Net income                         2,999    1,135      -      6,672    5,053    32.0%
======================================================================================

SBC reported net income of $2,999, or $0.88 per share assuming dilution, in the third quarter of 2000 and $6,672, or $1.95 per share assuming dilution, for the first nine months of 2000 compared to $1,135, or $0.33 per share assuming dilution, in the third quarter of 1999 and $5,053, or $1.46 per share assuming dilution, for the first nine months of 1999.

The first nine months of 1999 included a cumulative effect of accounting change related to accounting for directory revenues and expenses (see Note 3 of Notes to Consolidated Financial Statements). The third quarter and first nine months of 2000 and 1999 also included several items that SBC normalizes for management purposes.

Normalized results for 2000 exclude the following items:

o Gains of $1,699 ($1,125 net of tax) in the third quarter and for the first nine months related to the sale of direct and indirect interests in MATAV and Netcom GSM, two international equity investments.

o Gains of $238 ($155 net of tax) in the third quarter and for the first nine months on the sale of Telefonos de Mexico, S.A. de C.V. (Telmex), L shares associated with SBC's purchase of a Mandatorily Exchangeable Debt Securities note with characteristics that will essentially offset future mark to market adjustments on the Debt Exchangeable for Common Stock (DECS).

o Pension settlement gains of $29 ($19 net of tax) in the third quarter associated with pension litigation and $403 ($260 net of tax) for the first nine months primarily related to employees who terminated employment during 1999. These third quarter and first nine month gains were primarily in the wireline segment.

o Costs of $400 ($258 net of tax) in the third quarter and $780 ($528 net of tax) for the first nine months primarily in the wireline segment associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech Corporation (Ameritech).

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

o A charge of $132 in the first nine months (with no tax effect) in the wireline segment related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).

Normalized results for 1999 exclude the following items:

o Costs of $884 ($883 net of tax) in the third quarter and for the first nine months related to conforming accounting estimation techniques and valuation assumptions, the impairment of a portion of the accounting goodwill associated with Ameritech's security business and costs associated with strategic initiatives resulting from the merger integration process with Ameritech.

o Income of $73 ($47 net of tax) in the third quarter and $191 ($114 net of tax) for the first nine months in the wireless segment from the incremental impacts of overlapping wireless properties sold in October 1999.

o A reduction of $45 ($27 net of tax), primarily in the wireless segment, in the first nine months for a portion of a first quarter 1998 charge to cover the cost of consolidating security monitoring centers and company-owned wireless retail stores.

Excluding the 2000 and 1999 normalizing items, SBC's income before cumulative effect of accounting change was $1,958, or $0.57 per share assuming dilution, in the third quarter of 2000 and $5,792, or $1.69 per share assuming dilution, for the first nine months of 2000 compared to $1,971, or $0.57 per share assuming dilution, in the third quarter of 1999 and $5,588, or $1.62 per share assuming dilution, for the first nine months of 1999.

The primary factors contributing to the increase in consolidated revenues were growth in demand for data communications and wireless services and products. These increases were partially offset by increased operating expenses related to the buildout of our broadband network, and investments in new products and services, including Digital Subscriber Line (DSL), national expansion and long distance service. The national expansion initiative is SBC's plan to enter the top 30 metropolitan markets beyond its traditional regions by October 2001. InterLATA long distance service was launched in Texas on July 10, 2000.

Segment Results

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, other income (expense) - net and income taxes.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

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

--------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
                                              Percent                   Percent
                               2000      1999  Change    2000      1999  Change
--------------------------------------------------------------------------------
Operating revenues
  Local service              $ 5,721 $  5,006   14.3%  $16,342 $ 14,469   12.9%
  Network access               2,515    2,571   (2.2)    7,901    7,675    2.9
  Long distance service          750      843  (11.0)    2,241    2,627  (14.7)
  Other                        1,140    1,085    5.1     3,274    3,232    1.3
---------------------------------------------         ------------------
Total Operating Revenues      10,126    9,505    6.5    29,758   28,003    6.3
---------------------------------------------         ------------------
Operating expenses
  Operations and support       6,111    5,320   14.9    17,332   15,573   11.3
  Depreciation and
   amortization                1,959    1,725   13.6     5,636    5,051   11.6
---------------------------------------------         ------------------
Total Operating Expenses       8,070    7,045   14.5    22,968   20,624   11.4
---------------------------------------------         ------------------
Operating Income               2,056    2,460  (16.4)    6,790    7,379   (8.0)
---------------------------------------------         ------------------
Interest Expense                (297)    (292)   1.7      (925)    (877)   5.5
---------------------------------------------         ------------------
Other Income (Expense) - Net       7       21  (66.7)       53       67  (20.9)
---------------------------------------------         ------------------
Income Before Income Taxes   $ 1,766 $  2,189  (19.3)% $ 5,918 $  6,569   (9.9)%
================================================================================

   Local service revenues increased $715, or 14.3%, in the third quarter and $1,873, or 12.9%, for the first nine months of 2000. Excluding the operations of Sterling, acquired in March 2000, the increases were approximately 11.7% in the third quarter and 10.9% for the first nine months of 2000. Approximately $179 of the increase in the third quarter and $390 for the first nine months of 2000 was attributable to increased demand from business customers for network integration and Internet services. Wholesale revenues accounted for approximately $122 of the third-quarter increase and $264 of the increase for the first nine months of 2000. Increased demand for vertical services such as Caller ID, Call Waiting, voice mail and other enhanced services increased revenue by approximately $103 in the third quarter and $260 for the first nine months of 2000. Demand for data services in the residential market increased local service revenues by approximately $67 in the third quarter and $103 for the first nine months of 2000. Directory assistance revenues increased approximately $33 in the third quarter and $56 for the first nine months of 2000, primarily due to price increases in California, Illinois and Texas.

   The introduction of extended area service plans and the September 1999 Texas Universal Service Fund (TUSF) rate rebalancing collectively increased local service revenues by approximately $19 in the third quarter and $131 for the first nine months of 2000. However, these regulatory actions had only a

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

   nominal effect on overall revenue because they decreased intrastate network access revenues by approximately $23 in the third quarter and $98 for the first nine months of 2000 and decreased long distance revenues by approximately $2 in the third quarter and $22 for the first nine months of 2000. The Texas Public Utility Commission has stated that the TUSF is intended, among other things, to help support the provision of basic local telephone service to high-cost rural areas.

   Network access revenues decreased $56, or 2.2%, in the third quarter and increased $226, or 2.9%, for the first nine months of 2000. The third quarter decline was primarily due to the July 2000 implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) proposal, which required reduction of carrier switched access rates. Implementation of CALLS reduced third quarter network access revenues by approximately $167. Additionally, intrastate access rate reductions in Texas resulted in a decrease in network access revenues of approximately $70 in the third quarter and $184 for the first nine months of 2000. These decreases in access rates were largely offset by continued demand for special access and switched data transport services, as well as higher network usage by alternative providers of intraLATA toll services.

   Long distance service revenues decreased $93, or 11.0%, in the third quarter and $386, or 14.7%, for the first nine months of 2000. Long distance service revenues decreased by approximately $69 in the third quarter and $265 for the first nine months of 2000 due to competitive losses resulting from dialing parity implementation. This decrease was partially offset by an increase of approximately $6 in the third quarter and $24 for the first nine months of 2000 due to price increases in Illinois, Indiana, Michigan and Ohio. The decrease was also offset by approximately $18 in the third quarter and for the first nine months of 2000 from entry into the Texas long distance market. The continued introduction of extended area service plans, as described above in local service, decreased long distance revenues by approximately $2 in the third quarter and $22 for the first nine months of 2000, which increased local service revenues by the same amounts.

   Other operating revenues increased $55, or 5.1%, in the third quarter and $42, or 1.3%, for the first nine months of 2000. Equipment sales increases, primarily residential, of approximately $50 in the third quarter and $105 for the first nine months of 2000, were partially offset by declines in the payphone business of approximately $28 in the third quarter and $71 for the first nine months of 2000. Sales of other nonregulated products and services increased in the third quarter and were up slightly for the first nine months of 2000.

   Operations and support expenses increased $791, or 14.9%, in the third quarter and $1,759, or 11.3%, for the first nine months of 2000. Approximately $259 of third quarter and $608 of the first nine months increases were related to costs associated with the continued rollout of DSL. Personnel increases, particularly in the residential and business channels, increased operations and support expenses by approximately $150 in the third quarter and $353 for the first nine months of 2000. Operations and support expenses also increased approximately $247 in the third quarter and $502 for the first nine months of 2000 due to costs associated with network integration and E-Commerce services, including costs of Sterling. In addition, SBC's national expansion initiative increased expenses by approximately $119 in the third quarter and $222 for the first nine months of 2000.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

   Depreciation and amortization expenses increased $234, or 13.6%, in the third quarter and $585, or 11.6%, for the first nine months of 2000. Overall higher plant levels increased depreciation expense by approximately $85 in the third quarter and $239 for the first nine months of 2000. The acquisition of Sterling caused an increase of approximately $86 in the third quarter and $178 for the first nine months of 2000. Amortization of capitalized software also increased approximately $56 in the third quarter and $153 for the first nine months of 2000.

Wireless


Wireless provides wireless telecommunications services, including local and long distance services, and sells wireless equipment.

------------------------------------------------------------------------------------
                                   Third Quarter            Nine-Month Period
                                                 Percent                    Percent
                                2000     1999    Change    2000     1999    Change
------------------------------------------------------------------------------------
Operating revenues
  Subscriber revenues        $  1,749  $  1,457   20.0% $  4,897 $  3,872     26.5%
  Other                           466       425    9.6     1,248    1,073     16.3
-----------------------------------------------         ------------------
Total Operating Revenues        2,215     1,882   17.7     6,145    4,945     24.3
-----------------------------------------------         ------------------
Operating expenses
  Operations and support        1,429     1,191   20.0     3,996    3,316     20.5
  Depreciation and
   amortization                   248       262   (5.3)      817      632     29.3
-----------------------------------------------         ------------------
Total Operating Expenses        1,677     1,453   15.4     4,813    3,948     21.9
-----------------------------------------------         ------------------
Operating Income                  538       429   25.4     1,332      997     33.6
-----------------------------------------------         ------------------
Interest Expense                 (143)      (68)     -      (267)    (152)    75.7
-----------------------------------------------         ------------------
Equity in Net Income of
 Affiliates                         7        12  (41.7)        7       28    (75.0)
-----------------------------------------------         ------------------
Other Income (Expense) - Net      (32)      (56) (42.9)     (112)    (153)   (26.8)
-----------------------------------------------         ------------------
Income Before Income Taxes   $    370  $    317   16.7% $    960 $    720     33.3%
====================================================================================

   Subscriber revenues increased $292, or 20.0%, in the third quarter and $1,025, or 26.5%, for the first nine months of 2000. Approximately $40 of the increase in the third quarter and $385 for the first nine months of 2000 was due to acquisitions of wireless properties. The remaining increases were primarily due to the net additions of 486,000 customers in the third quarter and 1,361,000 customers for the first nine months of 2000. Average revenue per customer declined by approximately 2.0% in the third quarter but was flat for the first nine months of 2000. At September 30, 2000, domestic wireless customers totaled 13,025,000.

   Other wireless revenues increased $41, or 9.6%, in the third quarter and $175, or 16.3%, for the first nine months of 2000. The increase was primarily due to increased equipment sales of approximately $49 in the third quarter and $104 for the first nine months of 2000, related to the increase in gross customer additions of 43% in the third quarter and 37% for the first nine months of 2000.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

   Additionally, in the third quarter, outcollect roaming revenues (revenues from non-SBC wireless customers roaming on SBC's wireless network) decreased by approximately $7, due to reduced rates and usage, but increased for the first nine months of 2000 by approximately $76, due to acquisitions.

   Operations and support expenses increased $238, or 20.0%, in the third quarter and $680, or 20.5%, for the first nine months of 2000 due primarily to the net additions of customers discussed in subscriber revenues. Equipment costs also increased as a result of the increase in equipment sales noted above.

   Depreciation and amortization expenses decreased by $14, or 5.3%, in the third quarter and increased by $185, or 29.3%, for the first nine months of 2000. The third quarter of 2000 includes approximately a $35 decrease resulting from a purchase price allocation true-up adjustment related to the third quarter 1999 acquisition of Comcast Cellular Corporation (Comcast) and Cellular Communications of Puerto Rico (Cellular Communications). The nine month increase was primarily related to these third quarter 1999 acquisitions.

Under the terms of our joint venture agreement with BellSouth Corporation (BellSouth) (see Note 10 of Notes to Consolidated Financial Statements), we will begin accounting for our interest in Cingular Wireless (Cingular) using the equity method of accounting in the fourth quarter of 2000. However, we currently anticipate using proportional consolidation in evaluating the results of Cingular internally. Consequently, our prospective wireless segment results will reflect 60% of the results of Cingular.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Information and Entertainment

Information and entertainment consists of directory operations including advertising, yellow pages, white pages and electronic publishing, electronic security and cable television operations.

-----------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
                                                Percent                    Percent
                               2000     1999    Change    2000     1999    Change
-----------------------------------------------------------------------------------
Operating Revenues          $  1,059 $  1,071    (1.1)%$  3,183 $  3,132      1.6%
----------------------------------------------         ------------------
Operating expenses
  Operations and support         618      659    (6.2)    1,945    2,022     (3.8)
  Depreciation and
   amortization                   54       49    10.2       161      141     14.2
----------------------------------------------         ------------------
Total Operating Expenses         672      708    (5.1)    2,106    2,163     (2.6)
----------------------------------------------         ------------------
Operating Income                 387      363     6.6     1,077      969     11.1
----------------------------------------------         ------------------
Interest Expense                 (25)     (13)   92.3       (75)     (37)       -
----------------------------------------------         ------------------
Other Income (Expense)
 - Net                             6        2       -        16        8        -
----------------------------------------------         ------------------
Income Before Income Taxes  $    368 $    352     4.5% $  1,018 $    940      8.3%
===================================================================================

   Information and entertainment operating revenues decreased $12, or 1.1%, in the third quarter and increased $51, or 1.6%, for the first nine months of 2000. A change in the timing of the publication of directories to the fourth quarter caused a decrease of approximately $48 in the third quarter, partially offset by an increase of approximately $29 related to increased demand for directory advertising services. Increased demand for directory advertising services contributed approximately $93 to the increase for the first nine months of 2000, offset by a decrease of approximately $66 related to the change in the timing of directory publications. Also contributing to the nine month increase was approximately $29 from growth in subscribers at Ameritech's cable business.

   Operations and support expenses decreased $41, or 6.2%, in the third quarter and $77, or 3.8%, for the first nine months of 2000. Of these decreases approximately $11 in the third quarter and $13 for the first nine months were due to changes in the timing of directory publications noted above, and the remaining reductions are primarily related to cost savings in the directory operations from the merger integration process with Ameritech.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued


International

-----------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
                                                Percent                    Percent
                               2000     1999    Change    2000     1999    Change
-----------------------------------------------------------------------------------
Operating Revenues            $   79  $   59      33.9% $   247  $  183     35.0%
----------------------------------------------         ------------------
Operating Expenses               144      77      87.0      351     220     59.5
----------------------------------------------         ------------------
Operating Income (Loss)          (65)    (18)        -     (104)    (37)      -
----------------------------------------------         ------------------
Interest Expense                 (36)    (42)    (14.3)    (173)   (173)      -
----------------------------------------------         ------------------
Equity in Net Income of
Affiliates                       207     208      (0.5)     604     546     10.6
----------------------------------------------         ------------------
Other Income (Expense) - Net     103       2         -      315     162     94.4
----------------------------------------------         ------------------
Income Before Income Taxes    $  209  $  150      39.3% $   642  $  498     28.9%
===================================================================================

   Operating revenues increased $20, or 33.9%, in the third quarter and $64, or 35.0%, for the first nine months of 2000. The increase was primarily from increased volume-related long distance revenues.

   Operating expenses increased $67, or 87.0%, in the third quarter and $131, or 59.5%, for the first nine months of 2000. The increase was partly due to the costs associated with the increased long distance volumes as noted above and partly due to an increase in parent allocated charges.

   Equity in net income of affiliates decreased $1, or 0.5%, in the third quarter and increased $58, or 10.6%, for the first nine months of 2000. In the third quarter of 2000, SBC sold investments in the Aurec companies in Israel and MATAV, a Hungarian telecommunications company, which resulted in reductions in equity in net income totaling approximately $3 in the third quarter of 2000. Additionally, SBC's investments in ATL-Algar Telecom Leste S.A., a Brazilian communications company (ATL) and Amdocs Limited (Amdocs) had equity losses as compared to the prior year, totaling a decrease of approximately $43 in the third quarter and $87 for the first nine months of 2000. TeleDanmark had lower equity income in the third quarter and for the first nine months of 2000 due primarily to the decline in the value of the Danish Kroner, which resulted in reductions of approximately $8 in the third quarter and $25 for the first nine months. Offsetting these decreases were increases in equity in net income from SBC's investments in Telmex and Bell Canada, for a total increase of approximately $50 in the third quarter and $169 for the first nine months of 2000.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Consolidated Results

Interest expense increased $57, or 15.6%, in the third quarter and $125, or 11.7%, for the first nine months of 2000. This increase was primarily due to higher composite rates and increased debt levels in 2000.

Other income (expense) - net increased $2,042 to income of $2,013 in the third quarter of 2000 from expense of $29 in the third quarter of 1999. Other income increased $2,325 to income of $2,196 for the first nine months of 2000 from expense of $129 for the first nine months of 1999. The increases in the third quarter and first nine months of 2000 are primarily due to gains on the sale of our interests in MATAV and Netcom GSM totaling approximately $1,699. Additionally, the increases are due to a decline in the market value of the DECS redeemable in Telmex L shares in 2000 as compared to an increase in 1999, net of gains recognized from the sale of Telmex L shares, resulting in a year over year increase totaling approximately $210 in the third quarter and $498 for the first nine months. Gains of approximately $7 in the third quarter and $72 for the first nine months of 2000 were recognized for market adjustments on shares of Amdocs used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense.

The third quarter and first nine months of 1999 included charges of approximately $22 to write down several of Ameritech's cost investments to conform with SBC methodology. The first nine months of 1999 included gains from the sale of a portion of Amdocs shares of approximately $92 in a secondary offering, as well as gains of $52 representing market adjustments on Amdocs shares used for contributions to the SBC Foundation and deferred compensation. Results for the first nine months of 1999 also included a gain of approximately $59 recognized from the sale of SBC's investment in Chile and a gain of approximately $24 recognized from the sale of discontinued plant.

Other income (expense) - net in future periods will not reflect changes in the market value of the DECS. See liquidity and capital resources for a discussion of the sale of Telmex L shares.

Income Taxes in 2000 and 1999 reflect the tax effect of the normalizing items previously described in the Overview section. These charges increased income taxes by $525 in the third quarter and by $548 for the first nine months of 2000 and by $25 in the third quarter and $94 for the first nine months of 1999. The net effective tax rate on these one-time items differed as a result of nondeductible items included in the charges. Excluding these items, income taxes for the third quarter and first nine months of 2000 would have been $1,180 and $3,358. Income taxes for the third quarter and first nine months of 1999 would have been $1,128 and $3,176 excluding one-time charges. Income taxes were higher due primarily to higher income before income taxes and an increase in the effective tax rate due to higher nondeductible items in 2000.

COMPETITIVE AND REGULATORY ENVIRONMENT

Kansas and Oklahoma Long Distance In September 2000, the Oklahoma Corporation Commission approved SBC's application to provide interLATA long distance service for calls originating in Oklahoma.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT - Continued

In October 2000, the Kansas Corporation Commission approved SBC's application to provide such service for calls originating in Kansas. On October 26, 2000, both applications were filed with the Federal Communications Commission (FCC) for approval and the FCC has 90 days to rule on the applications. SBC continues to seek long distance approval in its other in-region states and has filed applications with state commissions in Arkansas, California, Missouri and Nevada.

Illinois Service Standards SBC expects the Illinois Commerce Commission to impose a $30 fine for failure to satisfy a service repair standard imposed by the merger with Ameritech. The fine is related to calendar year 2000 performance and will be imposed through credits to customer bills. SBC expects to begin issuing the credits in February 2001 and accrued operating expense of $30 in the second and third quarters of 2000 for that purpose.

Missouri Interconnection Agreement In September 2000, SBC reached a settlement agreement with MCI WorldCom Inc. (MCI) concerning reciprocal compensation for calls to Internet service providers under interconnection agreements with various MCI companies. The settlement did not exceed amounts previously accrued.

Ohio Service Quality Ruling In September 2000, the Public Utilities Commission of Ohio (PUCO) upheld, in most respects, its July order imposing marketing restrictions; SBC's request for relief from dividend restrictions remains pending. In October 2000, the PUCO ordered an outside audit of Ameritech Ohio service quality covering the period August 1999 to December 2001. In addition, SBC will be required to pay certain on-going expenses of the PUCO staff in relation to the Ohio service quality investigation. SBC does not expect the payment of these expenses to have a material effect on SBC's results of operations or financial position.

Ameritech Customer Credits In October 2000, SBC announced, as part of both a voluntary credit program as well as negotiations with a state utility commission to resolve ongoing service issues in Ameritech areas, that it will provide credits for lost dial tone or delays in obtaining new service to certain residential customers in the Ameritech region. Such credits will be recorded as operating expense as incurred and are expected to total approximately $25 in 2000.

SecurityLink In October 2000, under terms of a consent decree reached with the FCC, we agreed to enter into an agreement to divest SecurityLink by February 2001 or pay a $1 penalty to the United States government. The FCC found that certain 1996 and 1997 acquisitions by SecurityLink violated provisions of the Telecommunications Act of 1996 that prohibit local telephone companies from owning alarm monitoring businesses. Certain aspects of a potential SecurityLink divestiture, such as a general decline in the market value of companies in the security industry and sale under order by the FCC, could negatively impact the sales price such that proceeds could be less than the carrying value.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

Cumulative Effect of Change in Accounting See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change in directory accounting at Ameritech.

New Accounting Standards In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which will require all derivatives to be recorded on the balance sheet at fair value, and will require changes in the fair value of the derivatives to be recorded in net income or comprehensive income. We plan to adopt FAS 133 on January 1, 2001 as a one-time, non-cash cumulative effect of accounting change. However, because of our minimal use of derivatives, we do not expect that adoption of this standard will have a significant effect on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which must be adopted by the fourth quarter of 2000. SAB 101 addresses, among other items, when revenue relating to nonrefundable, up-front fees should be recognized. We expect to defer the recognition of revenue and direct expenses related to up-front fees with no significant effect on operating or net income.

Acquisitions and Dispositions See Note 9 of Notes to Consolidated Financial Statements for a discussion of acquisitions and dispositions made during 2000.

Wireless Transactions See Note 10 of Notes to Consolidated Financial Statements for a discussion of the wireless joint venture with BellSouth.

Voluntary Enhanced Pension and Retirement Program See Note 11 of Notes to Consolidated Financial Statements for a discussion of the Voluntary Enhanced Pension and Retirement Program.

Pending Transactions In August 2000, SBC and SpectraSite Communications, Inc. (SpectraSite) announced an agreement under which we will grant the exclusive rights to sublease space on our 3,900 communications towers to SpectraSite. SpectraSite has also agreed to build or buy an estimated 800 new towers for us over the next five years. We will receive total consideration of $1,308 in a combination of cash and SpectraSite common stock. The transaction will close incrementally beginning in the fourth quarter and continuing for over one year. The payments we receive at closing will represent prepayments on the operating leases with SpectraSite and will be recognized in revenue over the life of the leases. Cingular (see Note 10 of Notes to Consolidated Financial Statements) will sublease space on the towers from SpectraSite and will have expansion rights on a majority of the existing towers.

In September 2000, SBC, Bell Canada International Inc. (BCI) and Telmex announced revisions to the June 2000 agreement between Telmex and BCI governing the formation of a new, facilities-based communications company which will serve as the three companies' principal vehicle for expansion in Latin America. We will take an 11.4% stake in the new company by contributing our investment in ATL. When the contribution is made, we will account for our investment in the new company as a cost investment. The agreement is expected to close in the fourth quarter.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

Marketing Agreements In April 2000, SBC entered into a strategic marketing and sales alliance with Cisco Systems, Inc. (Cisco) to accelerate delivery of broadband services to customers. Through joint marketing and sales efforts, SBC will package Cisco equipment with advanced voice, broadband data and network integration services. The alliance also consists of a series of joint research and product development activities.

In September 2000, SBC announced an agreement making Covad Communications (Covad) an in-region and out-of-region DSL provider for SBC. SBC will begin marketing both symmetric business service DSL and asymmetric consumer service DSL provided by Covad throughout the United States. The companies will work together on network, provisioning and product planning activities needed to support the agreement. In November 2000, SBC purchased a minority ownership position (approximately 6%) in Covad, after receiving regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

SBC had $545 in cash and cash equivalents available at September 30, 2000. During the first nine months of 2000, as in 1999, SBC's primary source of funds continued to be cash provided by operating activities. SBC has entered into agreements with several banks for committed lines of credit totaling $4,000, all of which may be used to support commercial paper borrowings. SBC had no borrowings outstanding under these lines of credit as of September 30, 2000. Commercial paper borrowings as of September 30, 2000 and December 31, 1999 totaled $5,915 and $2,623.

SBC's investing activities during the first nine months of 2000 consisted of $9,202 in construction and capital expenditures, primarily in the wireline and wireless segments. Investing activities during the first nine months of 2000 also included asset dispositions of $3,534, primarily related to the sale of SBC's interests in MATAV and Netcom GSM, and asset acquisitions of $5,306, primarily the approximate $3,600 acquisition of Sterling discussed above. Investing activities during the first nine months of 1999 included asset dispositions of $1,448, primarily related to additional proceeds from the sale of Telecom Corp of New Zealand Limited shares, and asset acquisitions of $4,792 related to Bell Canada, Comcast and Cellular Communications.

In September 2000, proceeds of $520 were received on the sale of Telmex L shares. The proceeds were primarily used to purchase a mandatorily exchangeable debt securities note issued by a financial institution with characteristics that will essentially offset future mark to market adjustments on the DECS. SBC recorded a pre-tax gain of $238 on the sale.

Short-term borrowings increased $4,278 primarily to fund the acquisition of Sterling. SBC also spent $1,457 on the repurchase of shares of its common stock under the repurchase plan announced in January 2000. As of October 31, 2000, SBC has repurchased a total of approximately 41 million shares of its common stock of the 100 million shares authorized to be repurchased. Financing activities during the first nine months of 1999 included new short-term borrowings and long-term debt proceeds to finance SBC's investment in Bell Canada and the acquisition of Comcast and Cellular Communications. In 1999, subsequent to the completion of the acquisitions of Comcast and Cellular Communications, SBC retired

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES - Continued

virtually all of Comcast's and Cellular Communications' long-term debt in the amount of $1,415. Cash paid for dividends in the first nine months of 2000 was $2,560, or 3.9% higher than in the first nine months of 1999 due to an increase in dividends paid per share to $0.76125 from $0.73125.

In the second quarter of 2000, SBC issued approximately $2,015 of one-year variable rate notes with interest payable quarterly. The interest rate is reset quarterly based on the three-month London Interbank Offer Rate (LIBOR) minus five basis points. At the end of the third quarter, the three-month LIBOR rate was 6.81%.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

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

o The impact of the wireless joint venture with BellSouth Corporation, known as Cingular Wireless, including marketing and product development efforts and financial capacity.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact SBC's future earnings.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
Dollars in millions except per share amounts

During the third quarter of 2000, non-employee directors acquired from the Company shares of common stock pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 5,522 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $40.81 to $50.00, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

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

    On August 17, 2000, SBC filed a Form 8-K, reporting on Item 7. Financial Statements and Exhibits. In the report, SBC disclosed pro forma financial statements relating to the wireless joint venture with BellSouth Corporation.

    On August 28, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. In the report, SBC disclosed that it had commenced a new Medium-Term Notes program for the sale of up to $7,500 Medium-Term Notes.

    On October 3, 2000, SBC filed a Form 8-K, reporting on Item 5. Other Events. In the report, SBC disclosed that SBC and BellSouth Corporation closed a transaction to combine their domestic wireless operations.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2000

Item 6. Exhibits and Reports on Form 8-K - Continued
Dollars in millions except per share amounts

    On October 12, 2000, SBC filed a Form 8-K, reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits. In the report, SBC disclosed that SBC and BellSouth Corporation closed a transaction to contribute to their joint venture called Cingular Wireless substantially all of their respective domestic wireless voice and wireless data businesses.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.



November 9, 2000                          /s/ Donald E. Kiernan
                                          ---------------------
                                          Donald E. Kiernan
                                          Senior Executive Vice President
                                          and Chief Financial Officer