Form 10-K
period 2000-12-31
SBC COMMUNICATIONS INC
filed 2001-03-12
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
   |X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2000

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
Yes     X     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

Based on composite closing sales price of $47.700 per share on February 28, 2001, the aggregate market value of all voting and non-voting stock held by non-affiliates was $160,900,329,871

As of February 28, 2001, 3,374,283,566 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of SBC Communications Inc.‘s Annual Report to Shareowners for the fiscal year ended December 31, 2000 (Parts I and II).

(2) Portions of SBC Communications Inc.‘s Notice of 2001 Annual Meeting and Proxy Statement dated on or about March 12, 2001 (Parts III and IV).

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
   Title of each class                                         on which registered

Common Shares (Par Value $1.00 Per Share)                 New York, Chicago and Pacific
                                                          Stock Exchanges

7.75% Exchangeable Notes,                                 New York Stock Exchange
 Due March 15, 2001

8.50% Pacific Telesis Group Corporation-                  New York Stock Exchange
 obligated mandatorily redeemable preferred
 securities of subsidiary trusts

6.875% Fifty Year Southwestern Bell                       New York Stock Exchange
 Telephone Company Debentures,
 Due March 31, 2048

TABLE OF CONTENTS

Item                                                                               Page

                                                  PART I

                                                 PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters.......................................................      18
6.  Selected Financial and Operating Data......................................     18
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................      18
7A. Quantitative and Qualitative Disclosures about Market Risk................      18
8.  Financial Statements and Supplementary Data...............................      18
9.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure..................................................      18

                                                 PART III

10.  Directors and Executive Officers of the Registrant.......................      19
11.  Executive Compensation...................................................      19
12.  Security Ownership of Certain Beneficial Owners and Management...........      19
13.  Certain Relationships and Related Transactions...........................      19

                                                 PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........      20

PART I

ITEM 1. BUSINESS

GENERAL

SBC Communications Inc. (SBC) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). SBC maintains an Internet site at http://www.sbc.com. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.)

Throughout this document SBC is referred to as "we" or "SBC".

History

SBC was formed as one of several regional holding companies created to hold AT&T Corp.‘s (AT&T) local telephone companies. On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. SBC subsidiaries merged with Pacific Telesis Group (PAC) in 1997, Southern New England Telecommunications Corporation (SNET) in 1998 and Ameritech Corporation (Ameritech) in 1999, thereby expanding our wireline operations into a total of 13 states. Since we were formed, we have implemented plans to develop and expand into innovative new service and product offerings and to deliver those offerings, along with many other new services, to new national and global markets. Our strategy to enter new markets has been through mergers and acquisitions of complementary businesses, strategic partnerships, and the development of our global communications network. Our services and products are marketed under several established brands including Ameritech, Nevada Bell, Pacific Bell, SBC Telecom, SNET, Southwestern Bell, and our newly formed joint venture with BellSouth Corporation (BellSouth), Cingular Wireless (Cingular).

Scope

We rank among the largest providers of telecommunications services in the United States and the world. Through our subsidiaries, we provide a comprehensive offering of communications services and products in the United States and have investments in more than 20 countries. We offer our services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long distance services, Internet services, cable television services, telecommunications equipment, messaging, paging, and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

  wireline subsidiaries provide primarily land and wire based services, wireless subsidiaries hold our investment in Cingular, which provides primarily radio wave based services, directory subsidiaries provide services related to directory advertising and publishing, international subsidiaries hold investments in foreign entities outside of the United States, and other subsidiaries provide additional services primarily related to security monitoring (prior to 2001) and cable television services.

Our principal wireline subsidiaries provide telecommunications services in thirteen states: California, Texas, Illinois, Michigan, Ohio, Missouri, Connecticut, Indiana, Wisconsin, Oklahoma, Kansas, Arkansas and Nevada (13-state area). Certain wireline local exchange services offered in the 13-state area are provided through regulated subsidiaries which operate within authorized regions (in-region) subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2000 SBC Annual Report to Shareowners under the heading “Operating Environment and Trends of the Business”, and is incorporated herein by reference pursuant to General Instruction G(2).

InterLATA Long Distance

In June 2000, the FCC granted SBC approval to offer long distance services in the state of Texas and we began offering these services on July 10, 2000. In October 2000, we filed applications with the FCC to offer long distance services in Kansas and Oklahoma. In January 2001, the FCC approved these applications effective March 7, 2001, and we began offering interLATA long distance service in those states under the Southwestern Bell brand. We continue to seek long distance approval in our other in-region states and have filed applications with state commissions in Arkansas, California, Missouri and Nevada.

Additional information on InterLATA Long Distance is contained in the 2000 Annual Report to Shareowners under the heading "Trends" on page 12 which is incorporated herein by reference pursuant to General Instruction G(2).

Broadband Initiative

In 1999, as the first post-Ameritech merger initiative, we announced a $6 billion initiative designed to transform the company into the largest single provider of advanced broadband services in America (Project Pronto). Project Pronto is expected to create a vast, sophisticated broadband platform that will allow high-speed voice, data and video services to be provided via Digital Subscriber Line (DSL) services. Project Pronto is expected to be substantially completed by the end of 2003, and was approximately 34 percent completed at December 31, 2000. At December 31, 2000 we had approximately 767,000 subscribers.

Additional information on Project Pronto is contained in the 2000 Annual Report to Shareowners under the heading “Trends” on page 12 which is incorporated herein by reference pursuant to General Instruction.

National Expansion

In 1999, we began to implement a “National-Local” strategy in conjunction with our acquisition of Ameritech. Under the National-Local strategy, we plan to offer local exchange services in 30 new markets across the country. We introduced service in five new markets during 2000 (Boston, Fort Lauderdale, Miami, New York, and Seattle) and two additional markets (Atlanta and Denver) in February 2001 and are required by the FCC to enter into the remaining 23 markets by April 2002.

Additional information on National Expansion is contained in the 2000 Annual Report to Shareowners under the heading “Regulatory Environment” on page 12 which is incorporated herein by reference pursuant to General Instruction G(2).

Business Combinations

Ameritech Corporation

In October 1999, an SBC subsidiary merged with Ameritech, and Ameritech became a wholly owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

Southern New England Telecommunications Corporation

In October 1998, an SBC subsidiary merged with SNET, and SNET became a wholly owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

Pacific Telesis Group

In April 1997, an SBC subsidiary merged with PAC, and PAC became a wholly owned subsidiary of SBC. The transaction has been accounted for as a pooling of interests and a tax-free reorganization.

Post-merger initiatives

As a result of the Ameritech, SNET and PAC mergers, we significantly integrated operations and consolidated some administrative and support functions. We recognized charges during 1999, 1998 and 1997 in connection with these merger initiatives. Charges arising out of the mergers relating to relocation, retraining and other effects of consolidating certain operations are being recognized in the periods those charges occur.

Additional information on business combinations is contained in Note 2 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS OPERATIONS

Operating Segments

In the fourth quarter of 2000, we adjusted our segment reporting structure to reflect the current management of our business. We now have five reportable segments: wireline, wireless, directory, international and other. The primary change was to eliminate the information and entertainment segment by moving Ameritech’s cable television operations and recently sold security services to the other segment, and to display all directory operations as a separate segment. We evaluate performance based on income before income taxes adjusted for normalized (e.g., one-time) items.

Additional information about our reportable segments, including financial details and normalizing items, is included under the heading “Segment Results” on pages 6 through 10 and in Note 8 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is SBC’s largest operating segment, providing approximately 78 percent of our normalized operating revenues in 2000. The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging, Internet services, sells customer premises and private branch exchange (PBX) equipment, and markets satellite television services. The wireline segment provides services through our wireline telecommunications subsidiaries to approximately 36.8 million residential and 23.8 million business access lines in our 13-state area.

Services and Products

Local exchange services - Local exchange services include traditional dial tone primarily used to make or receive voice, fax, or analog modem calls from a residence or business. We also offer this service on a wholesale basis to competitors. At December 31, 2000, we provided wholesale services to approximately 1.6 million access lines. Other local services include certain extended area service, directory assistance and operator services.

Vertical services include custom calling services such as Caller ID, Call Waiting, voice mail and other enhanced services. These features allow telephone users to manage their local services with enhanced features such as displaying the number and/or name of callers, signaling to the telephone user that additional calls are incoming, and to send and receive voice messages.

Data services - Revenues from data services may be classified as local, network access or long distance revenues and include high-speed data communication services used for transporting digital traffic from one computer system to another. Data services include digital products categorized into three basic categories:

  Switched Transport services such as Integrated Services Digital Network (ISDN), Frame Relay, and DSL;
  Dedicated Transport services such as Digital Services and Synchronous Optical Network (SONET); and
  Application and Data Communications services which include Internet access and network integration.

ISDN transmits voice, video, and data over a single line in support of a wide range of applications, including Internet access. Frame Relay is a fast packet switching technology that allows data to travel in individual packets, or pieces, of information. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services are high-speed dedicated digital circuits offered with various speeds of transport. SONET provides customer access to our backbone network at very high speeds. Network integration services include installation of business data systems, local area networking, and other data networking solutions.

Sterling Acquisition

In March 2000, we acquired Sterling Commerce, Inc. (Sterling), a provider of electronic business integration solutions and a provider of E-Business Integration solutions. Sterling specializes in creating, powering and managing secure “e-Marketplace communities” where multiple buyers and sellers can conduct transactions immediately, exchange goods and services, facilitate business-to-business opportunities, and share information faster and at lower costs.

Additional information on the Sterling Acquisition is contained in Note 15 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Network access services - Network access services connect a customer’s telephone or other equipment to the transmission facilities of other carriers that provide long distance and other communications services.

Wireline long distance - Wireline long distance services primarily result from the transport of intraLATA telecommunications traffic that is outside of a local calling area. Federal regulation prohibits us from providing interLATA long distance services in nine of our thirteen in-region states. We provide wireline interLATA long distance to our customers in Connecticut, Texas, Kansas and Oklahoma. Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. In addition, since 1996, we have offered wireline interLATA long distance services to customers in selected areas outside the wireline subsidiaries’ authorized regions (out-region).

Customer premises equipment (CPE) - CPE and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer’s premises, which provides intra-premise telephone services as well as access to the public switched network.

Cable Television - We also operate a cable television system under the SNET brand in Connecticut that has been included in the wireline segment results. Our request to close this business is currently under review by the Connecticut Department of Public Utility Control and a final decision is expected in early 2001.

Internet Services - We offer a range of Internet services and products for residences and businesses, varying by market. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail, and high-speed access services. During 2000, we formed a relationship with Prodigy Communications Corporation (Prodigy) that combined our consumer and small business Internet operations. We hold an approximate 43percent indirect ownership interest in Prodigy, which we account for using the equity method of accounting.

Cisco Agreement

In April 2000, we entered into a strategic marketing and sales alliance with Cisco Systems, Inc. (Cisco) to accelerate delivery of broadband services to customers. Through joint marketing and sales efforts, we will package Cisco equipment with advanced voice, broadband data and network integration services. The alliance also consists of a series of joint research and product development activities.

Covad Agreement

In September 2000, we announced an agreement making Covad Communications (Covad) an in-region and out-of-region DSL provider for SBC. We began marketing both symmetric business service DSL and asymmetric consumer service DSL provided by Covad. The companies are working together on network, provisioning and product planning activities needed to support the agreement. In November 2000, we purchased a minority ownership position (approximately 6 percent) in Covad.

Prodigy Credit Agreement

In January 2001, we restructured our agreements with Prodigy. As part of the restructuring, we agreed to provide a $110 million credit facility, as well as forgive a portion of the amounts that Prodigy owed us at December 31, 2000. We recognized a combined charge of $143 million ($89 million net of tax) in the fourth quarter of 2000, $110 million in equity in net income of affiliates reflecting previously unrecognized equity losses from our investment in Prodigy, and the remainder as either a reduction of revenue or increase in operating expense. The credit agreement will terminate on the earlier of December 31, 2003 or the termination of the commitments. The loans will bear interest at a rate per annum equal to the one month LIBOR rate plus 400 basis points and may be prepaid without penalty at any time. The principal and accrued interest on all outstanding loans are due upon termination of the credit agreement.

Additional information on the Prodigy Agreement is contained in Note 16 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Wireless

The wireless segment provides domestic wireless telecommunications services, including local, long distance and roaming services. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. The wireless operating segment provided approximately 15 percent of our operating revenues in 2000. Due to the contribution of substantially all of our domestic wireless operations to Cingular (discussed below), future wireless operating results will not include revenues or expenses from the wireless joint venture, instead we will reflect our 60 percent share of its net income as equity in net income of affiliates.

Wireless Acquisitions

In August 2000, we acquired wireless properties in Seattle and Spokane, Washington and Austin, Texas from GTE Corp. for approximately $1.3 billion. This acquisition also included rural service areas across Texas and Washington. In total these properties cover a population of more than 7.4 million people, and include approximately 318,000 customers. These properties have been contributed to Cingular.

Cingular Wireless Joint Venture

In October 2000, SBC and BellSouth began operations of their wireless joint venture, Cingular, which was formed in April 2000. At December 31, 2000, Cingular serves approximately 19 million customers and in March 2001, severed approximately 20 million customers, the second largest wireless operator in the United States. Economic ownership in Cingular is held 60 percent by SBC and 40 percent by BellSouth, with control shared equally. We are accounting for our interest under the equity method of accounting.

As a condition of the joint venture, the United States Department of Justice consent decree called for the disposition of overlapping wireless properties in Indianapolis, Indiana and selected Radiofone, Inc. properties in New Orleans and Baton Rouge, Louisiana.

Additional information on Cingular is contained in Note 6 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

The directory segment includes advertising, yellow and white pages directories and electronic publishing. The directory operating segment provided approximately 8 percent of SBC’s operating revenues in 2000.

Our directory subsidiaries operate primarily in our 13-state region.

International

The international segment includes all of our international investments. We have direct or indirect interests in businesses located in more than 20 countries and as of December 31, 2000, have international investments with a carrying value of approximately $12.3 billion. Our international investments are an important component of our global strategy. Businesses include local and long distance telephone services, wireless communications, voice messaging, data services, video services, Internet access, telecommunications equipment, and directory publishing.

Europe

We hold a 41.6 percent stake in Tele Danmark A.S. (Tele Danmark), Denmark’s primary full-service communications operator. Tele Danmark has a 16.5 percent investment in Belgacom S.A. (Belgacom) as well as investments in wireless services in Poland, the Ukraine, Lithuania, Austria, the Netherlands and Germany. It has investments in competitive communications providers in Sweden, Germany, Switzerland and the Czech Republic. Tele Danmark also has investments in local telephone operations in Hungary and an international digital transmission link through Russia, Korea and Japan. SBC currently is able to elect six of twelve members of the Tele Danmark Board of Directors, including the Chairman, who would cast any tie-breaking vote.

During the fourth quarter of 2000, Tele Danmark reached an agreement to acquire a majority interest in diAx A.G (diAx), a wireless and long distance provider in Switzerland owned by SBC International and diAx Holdings. This transaction closed in January 2001.

In Belgium, SBC holds a 17.5 percent stake in Belgacom, the country’s primary full-service telecommunications operator, and effectively controls 24.4 percent of Belgacom when combined with its stake in Tele Danmark. With approximately 5.1 million access lines and more than 3.0 million cellular customers, Belgacom provides local, long distance, cellular and other communications services and offers directories and security services. Belgacom also has telecommunications investments in France and the Netherlands.

We hold a 15 percent equity interest in Cegetel S.A. (Cegetel), a holding company, through a joint venture with France’s Vivendi, a French diversified public company. Cegetel owns 80 percent of Societe Francaise de Radiotelephone, a wireless carrier in France with over 6.4 million customers. Cegetel offers both mobile and fixed line services.

In Germany, through our investment in Tele Danmark, we indirectly own 41.6 percent of Talkline Group, a cellular service provider and reseller. We sold our interest in Wer Liefert Was, a leading German-based publisher of business-to-business directories for several European countries, in December 2000.

During 2000, we sold our investment interests in MATAV, a Hungarian telecommunications company, and Netcom GSM, a telecommunications provider in Norway.

Asia

We own a 43.6 percent stake in TransAsia Telecommunications Inc. (TransAsia), a company that provides cellular services in Taiwan’s southern region, headquartered in Kaohsiung. At December 31, 2000, TransAsia served over 592,000 cellular customers.

In June 2000, we sold our interest in two undersea communications cables between the United States and China and Japan to Williams Communications.

North America

We have a 20 percent stake in Bell Canada, Canada’s premier telecommunications provider. Bell Canada offers a full range of services to more than 11.5 million residential and business customers, including local, long distance and wireless communications, Internet access, high-speed data services and directories.

We also own a 7.6 percent equity share in Mexico’s largest national telecommunications provider of wireline and wireless services, Telmex, which operates approximately 11.9 million access lines and through its spin-off cellular business, América Móvil S.A. de C.V. (América Móvil) and serves more than 9.7 million wireless customers. Through this relationship, we have worked with Telmex to develop an advanced network, and have helped Telmex achieve its goal of providing enhanced telephone service throughout Mexico.

In September 2000, Telmex announced the spin-off of its cellular business and most of its international investments, into a new company called América Móvil. Telmex shareholders received an equivalent number of América Móvil shares upon commencement of trading, which occurred in February 2001. As a result, we have an approximate 7.6 percent equity interest in America Móvil.

South America

In November 2000, we exchanged our interest in Brazilian wireless provider ATL - Algar Telecom Leste S.A. (ATL) for an 11.4 percent interest in Telecom Américas Ltd. (Telecom Americas), a joint venture with América Móvil and Bell Canada International Inc. that will provide wireless, video and data serves as well as internet access in Brazil, Columbia, Venezuela and Argentina.

Africa/Middle East

We hold an 18 percent ownership stake in Telkom S.A. Limited (Telkom), South Africa’s state-owned local exchange, long distance and cellular company. Currently, Telkom serves 6.1 million access lines in South Africa, and also is developing a second national wireless network, serving more than 3.6 million wireless customers through Telkom’s wireless subsidiary, Vodacom.

In Israel, we owned a 19.7 percent stake in Amdocs Limited (Amdocs), a major supplier of billing and customer service software used by telecommunications companies worldwide.

In the third quarter of 2000, we sold our investment in the Aurec companies in Israel.

Financial information about foreign and domestic operations is included in Note 7 of the 2000 SBC Annual Report to Shareowners, and is incorporated herein by reference pursuant to General Instruction G(2).

Other

SpectraSite Agreement

In August 2000, SBC and SpectraSite Communications, Inc. (SpectraSite) announced an agreement under which we will grant the exclusive rights to sublease space on approximately 3,900 communications towers to SpectraSite. SpectraSite has also agreed to build or buy an estimated 800 new towers for Cingular over the next five years. In December 2000, we received the first of several incremental payments that we are scheduled to receive over the next year. The total consideration of $1.3 billion, a combination of cash and SpectraSite common stock, will represent prepayments on the operating leases with SpectraSite and will be recognized as revenue over the life of the leases. Cingular will sublease space on the towers from SpectraSite and will have expansion rights on a majority of the existing towers. As a result of Cingular’s sublease payments to SpectraSite, which reduces Cingular’s net income, the SpectraSite arrangements will not have a material effect on our net income.

Security Monitoring Services

In December 2000, SBC and GTCR Golden Rauner LLC, through its affiliate Cambridge Protection Industries LLC (Cambridge), announced an agreement in which a Cambridge subsidiary will acquire SecurityLink. The transaction closed in January 2001.

Cable Television Services

We offer enhanced cable television services in the Chicago, Cleveland, Columbus and Detroit metropolitan areas through our subsidiary Ameritech New Media, Inc. (ANM). As of December 31, 2000, ANM provided cable services to approximately 304,000 customers in approximately 100 Midwestern communities. In 2000, ANM scaled back its construction of additional cable networks and expansion plans for new cable franchises and we are currently in negotiations to sell ANM.

ANM’s cable television systems are subject to Federal, state and local regulation, including regulation by the FCC and local franchising authorities. ANM has entered into approximately 115 cable television franchise agreements with local government authorities. Generally, these franchise agreements are in effect for a period of 15 years, and are transferable with regulatory approval.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10 percent or more of our consolidated total operating revenues in any of the last three fiscal years.

                                                     Percentage of Consolidated Total
                                                         Operating Revenues
                                            2000              1999               1998

Landline local service                       43%               39%                38%
Wireless subscriber                          10%               12%                11%
Network access                               20%               20%                21%

Landline local service and network access revenues are included in the wireline segment’s results of operations and each also exceeds 10 percent of wireline’s total operating revenues. Wireless subscriber revenues are included in the wireless segment’s results of operations and also exceed 10 percent of wireless’ total operating revenues. As a result of our contribution of substantially all of our wireless operations to Cingular in October 2000, our reported revenues and expenses for the fourth quarter of 2000, and in future periods, will no longer include these contributed wireless operations. Instead, our 60 percent share of Cingular’s operations will be reported in equity in net income of affiliates.

GOVERNMENT REGULATION

In the in-region states, certain of our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. Certain wireline subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate the wireline subsidiaries for the use of their facilities for the origination or termination of long distance and access services by other carriers. Cable television operations are also subject to certain FCC and state or local jurisdiction with respect to service requirements.

Additional information relating to Federal and state regulation of the wireline subsidiaries is contained in the 2000 SBC Annual Report to Shareowners under the heading “Regulatory Environment” beginning on page 12, and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. We also license other companies to use this intellectual property. We do not believe that the expiration of any of our intellectual property rights, or the nonrenewal of those rights, would have a material adverse affect on our results of operations.

MAJOR CUSTOMER

No customer accounted for more than 10 percent of our consolidated revenues in 2000, 1999 or 1998.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2000 SBC Annual Report to Shareowners under the heading “Competition” beginning on page 16, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment. Applied research, technology planning and evaluation services are conducted at our subsidiary, SBC Technology Resources, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc.

EMPLOYEES

As of January 31, 2001, we employed 215,088 persons. Approximately two-thirds of our employees are represented by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). Collective bargaining agreements between the CWA and our subsidiaries expire in April 2001, with the IBEW agreement expiring as late as 2003.

On February 5, 2001, our telephone subsidiaries reached four tentative agreements with the CWA covering employees in thirteen states. The tentative agreements are labor contracts for three years and will replace the existing contracts that expire on March 31 and April 1, 2001. The agreements include a wage increase of approximately 12.25 percent over the life of the contracts, in addition to other economic provisions. The agreements must be ratified by CWA members covered by the tentative agreements and this ratification vote is expected by mid-March 2001.

The IBEW represents approximately 12,370 employees pursuant to a labor agreement expiring on June 28, 2003. However, the wages and certain other economic matters applicable to the final two years of that agreement will be bargained prior to the end of June 2001.

RECENT DEVELOPMENTS

In January 2001, the FCC approved our applications to provide interLATA long distance service for calls originating in Oklahoma and Kansas. We began offering long distance services in these states on March 7, 2001 under the Southwestern Bell brand.

In March 2001, the Missouri Public Service Commission approved our application to provide interLATA long distance services for calls originating in Missouri. We plan to file our application with the FCC to provide long distance services in Missouri in the near future and the FCC has 90 days from the filing date to rule on our application.

In March 2001, the Public Utility Commission of Ohio (PUCO) authorized our Ohio subsidiary to make a dividend payment, not to exceed approximately $113 million, to the parent company. The PUCO will consider future dividend payments at our request.

On March 1, 2001, we reminded investors that there are several factors that occurred in the second, third and fourth quarters of 2000, which are discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 SBC Annual Report to Shareowners, that we expect will cause operating expenses in the first quarter of 2001 to be higher that they were in the first quarter of 2000. Starting in the second quarter, and through the remainder of 2001, the effect of these factors on comparisons with the corresponding quarters of 2000 will be reduced.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
  Adverse economic changes in the markets served by SBC, or countries in which SBC has significant investments.
  Changes in available technology.
  The final outcome of FCC rulemakings and judicial review, if any, of such rulemakings, including issues relating to jurisdiction.
  The final outcome of state regulatory proceedings in SBC’s 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, and reciprocal compensation.
  Enactment of additional state, Federal and/or foreign regulatory laws and regulations pertaining to SBC’s subsidiaries and foreign investments.
  The timing of entry and the extent of competition in the local and intraLATA toll markets in SBC’s 13-state area and SBC’s entry into the in-region long distance market.
  The impact of the Ameritech transaction, including performance with respect to regulatory requirements and merger integration efforts.
  The timing and cost of deployment of SBC’s broadband initiative also known as Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.
  The impact of the wireless joint venture with BellSouth Corporation, known as Cingular Wireless, including marketing and product development efforts, access to additional spectrum, technological advancements and financial capacity.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2000, approximately 97 percent of our property, plant and equipment was owned by our wireline subsidiaries. Network access lines represented approximately 40 percent of the wireline subsidiaries’ investment in telephone plant; central office equipment represented approximately 41 percent; land and buildings represented approximately 9 percent; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented approximately 7 percent; and other miscellaneous property represented approximately 3 percent.

Substantially all of the installations of central office equipment are located in buildings and on land which we own. Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various legal and regulatory proceedings arising in the ordinary course of business. While there can be no assurance as to the ultimate outcome of any pending proceedings, as of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

                             EXECUTIVE OFFICERS OF THE REGISTRANT
                                     (As of March 12, 2001)

          Name            Age                       Position                        Held Since

Edward E. Whitacre Jr.    59   Chairman and Chief Executive Officer                   1/1990
James W. Callaway         54   Group President                                        11/1999
Cassandra C. Carr         56   Senior Executive Vice President - External Affairs     10/1998
James D. Ellis            57   Senior Executive Vice President and General Counsel    3/1989
Charles E. Foster         64   Group President                                        7/1995
Ross K. Ireland           54   Senior Executive Vice President - Services             1/2001
Karen E. Jennings         50   Senior Executive Vice President - Human Resources      10/1998
James S. Kahan            53   Senior Executive Vice President - Corporate            7/1993
                                 Development
Donald E. Kiernan         60   Senior Executive Vice President and                    7/1993
                                 Chief Financial Officer
Forrest E. Miller         48   President and Chief Executive Officer                  10/1999
                                 (Southern New England Telecommunications
                                 Corporation)
Edward A. Mueller         53   President and Chief Executive Officer                  9/2000
                                 (Ameritech Corporation)
Stanley T. Sigman         53   President and Chief Executive Officer                  1/2001
                                 (Southwestern Bell Telephone Company)
Rayford Wilkins, Jr.      49   President and Chief Executive Officer                  9/2000
                                 (Pacific Bell Telephone Company and Nevada Bell
                                 Telephone Company)

All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 2000 and 1999 were 1,148,570 and 1,038,807. During 2000, non-employee directors acquired from SBC shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 65,641 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $36.38 to $56.00, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act. Other information required by this Item is included in the 2000 SBC Annual Report to Shareowners under the headings “Quarterly Financial Information” on page 44, “Selected Financial and Operating Data” on page 4, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the 2000 SBC Annual Report to Shareowners under the heading “Selected Financial and Operating Data” on page 4 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2000 SBC Annual Report to Shareowners on page 5 through page 20, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2000 SBC Annual Report to Shareowners under the heading “Market Risk” on page 19 through page 20, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2000 SBC Annual Report to Shareowners on page 21 through page 44, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred on any accounting or financial disclosure matters during the period covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item 10 is included in the registrant’s definitive proxy statement, dated on or about March 12, 2001, under the heading “Board of Directors” beginning on page 4 and “Section 16(a) Beneficial Ownership Reporting Compliance” beginning on page 36 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 12, 2001, under the headings “Compensation of Directors” from page 13 through page 14, and “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Pension Plans”, and “Contracts with Management” from page 24 through page 35, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 12, 2001, under the heading “Common Stock Ownership of Directors and Officers” on page 15, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 12, 2001, under the heading “Compensation of Directors” from page 13 through page 14 and “Contracts with Management” from page 34 through 35, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K<>

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
           Consolidated Balance Sheets........................................    *
           Consolidated Statements of Cash Flows..............................    *
           Consolidated Statements of Shareowners' Equity.....................    *
           Notes to Consolidated Financial Statements.........................    *

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2000. (See Part II.)

                                                                               Page

      (2) Financial Statement Schedules:
           II - Valuation and Qualifying Accounts.............................   24

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

Exhibit
Number

3-a   Restated Certificate of Incorporation, filed with the Secretary of State of
      Delaware on April 30, 2000.

3-b   Bylaws dated April 30, 2000.  (Exhibit 3 to Form 8-K dated June 30, 2000.)

4-a   Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4-b   Resolutions guaranteeing certain obligations of Pacific Telesis Group. (Exhibit
      4-g to Form 10-K for 1997.)

4-c   Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone
      Co. (Exhibit 4-d to Form 10-K for 1999)

4-d   Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone
      Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co.,
      Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New
      England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-e to
      Form 10-K for 1999)

10-a  Short Term Incentive Plan.

10-b  Senior Management Long Term Incentive Plan.  (Exhibit 10-b to Form 10-K for 1992.)

10-c  Supplemental Life Insurance Plan.  (Exhibit 10-c to Form 10-K for 1997.)

      10-c(i)  Resolution amending the Plan, effective October 15, 2000.

10-d  Supplemental Retirement Income Plan.

10-e  Senior Management Deferred Compensation Plan (effective for Units of
      Participation Having a Unit Start Date Prior to January 1, 1988), revised
      July 30, 1993.

      10-e(i)  Resolution amending the Plan, effective October 15, 2000.

10-f  Senior Management Deferred Compensation Program of 1988 (effective for Units of
      Participation Having a Unit Start Date of January 1, 1988 or later), revised
      July 30, 1993.

      10-f(i)  Resolution amending the Plan, effective October 15, 2000.
               (Exhibit 10-e(i) to this Form 10-K.)

10-g  Senior Management Long Term Disability Plan.  (Exhibit 10-f to Form 10-K for 1986.)

10-h  Salary and Incentive Award Deferral Plan.

10-i  Financial Counseling Program.  (Exhibit 10-i to Form 10-K for 1997.)

      10-i(i)  Resolution amending the Plan, effective October 15, 2000.
               (Exhibit 10-c(i) to this Form 10-K.)

10-j  Supplemental Health Plan.  (Exhibit 10-j to Form 10-K for 1997.)

      10-j(i)  Resolution amending the Plan, effective October 15, 2000.
               (Exhibit 10-c(i) to this Form 10-K.)

10-k  Retirement Plan for Non-Employee Directors.  (Exhibit 10-k to Form 10-K for 1997.)

10-l  Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March
      18, 1987.)

10-n  Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC’s subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

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

10-w  Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific
      Telesis Group’s 1994 Proxy Statement filed March 11, 1994, and amended
      March 14 and March 25, 1994.)

      10-w(i)  Resolutions amending the Plan, effective January 1, 1995. (Attachment A to
      Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995.)

10-x  Pacific Telesis Group Nonemployee Director Stock Option Plan.  (Exhibit A to Pacific Telesis
      Group's 1990 Proxy Statement filed February 26, 1990.)

      10-x(i)  Resolutions amending the Plan, effective April 1, 1994. (Exhibit 10xx(i) to Form
      10-K for 1994 of Pacific Telesis Group (Reg. 1-8609).)

      10-y     2001 Incentive Plan.   (Appendix B to Definitive Proxy Statement dated March 12, 2001.)

12    Computation of Ratios of Earnings to Fixed Charges.

13    Portions of SBC’s Annual Report to shareowners for the fiscal year ended
      December 31, 2000. Only the information incorporated by reference into this Form
      10-K is included in the exhibit.

21    Subsidiaries of SBC.
23-a  Consent of Ernst & Young LLP.
23-b  Consent of Arthur Andersen LLP.
24    Powers of Attorney.
99-a  Report of Independent Accountants Arthur Andersen LLP.
99-b  Annual Report on Form 11-K for the SBC Savings Plan for the year 2000 to be filed under Form 10-K/A.

99-c  Annual Report on Form 11-K for the SBC Savings and Security Plan for the year
      2000 to be filed under Form 10-K/A.

99-d  Annual Report on Form 11-K for the Ameritech Savings and Security Plan for
      Non-Salaried Employees for the year 2000 to be filed under Form 10-K/A.
We will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

On October 3, 2000, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we reported the closing of our previously announced transaction to form Cingular Wireless (Cingular), a wireless joint venture with BellSouth Corporation.

Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. In the report, we disclose information about our contribution of assets and interest held in Cingular.

SBC COMMUNICATIONS INC.                                                                                       Schedule II - Sheet 1
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                         Allowance for Uncollectibles
                                                              Dollars in Millions

--------------------------------------------------- ---------------- ------------------------------------ ------------------ -------------
                      COL. A                            COL. B                     COL. C                      COL. D           COL. E
--------------------------------------------------- ---------------- ------------------------------------ ------------------ -------------
                                                                                  Additions
--------------------------------------------------- ---------------- ------------------------------------ ------------------ -------------
                                                                                              (2)
                                                                            (1)             Charged
                                                      Balance at          Charged           to Other                           Balance
                                                     Beginning of      to Costs and         Accounts         Deductions       at End of
                   Description                          Period       Expenses-Note (a)     -Note (b)          -Note (c)         Period
--------------------------------------------------- ---------------- ------------------ ----------------- ------------------ -------------
 Year 2000......................................     $ 1,099                885               264             1,217(d)        $ 1,032
 Year 1999......................................     $   810              1,136               596             1,443           $ 1,099
 Year 1998......................................     $   737                896               603             1,426           $   810

__________

(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b) Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by SBC.
(c) Amounts written off as uncollectible.
(d) Includes $81 transferred to Cingular.

                                                            SBC COMMUNICATIONS INC.                                  Schedule II - Sheet 2
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    Accumulated Amortization of Intangibles
                                                              Dollars in Millions

-------------------------------------------------- ----------------- ------------------------------------ ------------------ --------------
                     COL. A                             COL. B                      COL. C                     COL. D           COL. E
-------------------------------------------------- ----------------- ------------------------------------ ------------------ --------------
                                                                                   Additions
-------------------------------------------------- ----------------- ------------------------------------ ------------------ --------------
                                                                            (1)                (2)
                                                      Balance at                             Charged                            Balance
                                                     Beginning of         Charged           to Other                           at End of
                   Description                          Period           to Expense         Accounts         Deductions         Period
-------------------------------------------------- ----------------- ------------------- ---------------- ------------------ --------------
Year 2000......................................      $ 1,325              1,329(a)          (262)(b)         1,646(c)           $   746
Year 1999......................................      $ 1,111                378                8               172              $ 1,325
Year 1998......................................      $ 1,485                275                3               652(d)           $ 1,111

__________

(a) Includes impairment of underlying assets at SecurityLink.
(b) Primarily related to the transfer to Cingular.
(c) Includes $962 transfer to Cingular and $670 related to impairment at SecurityLink.
(d) Primarily related to the disposition of SBC Media Ventures, Inc. and an impairment of an investment in wireless video.

                                                            SBC COMMUNICATIONS INC.                                  Schedule II - Sheet 3
                                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                           Reserve for Restructuring
                                                              Dollars in Millions

-------------------------------------------------- ----------------- ------------------------------------ ------------------ ---------------
                     COL. A                             COL. B                     COL. C                      COL. D            COL. E
-------------------------------------------------- ----------------- ------------------------------------ ------------------ ---------------
                                                                                  Additions
-------------------------------------------------- ----------------- ------------------------------------ ------------------ ---------------
                                                                            (1)               (2)
                                                      Balance at          Charged           Charged                             Balance
                                                     Beginning of      to Costs and         to Other         Deductions        at End of
                   Description                          Period           Expenses           Accounts          -Note (a)          Period
-------------------------------------------------- ----------------- ------------------ ----------------- ------------------ ---------------
Year 2000......................................      $   14                   -                -                14              $    -
Year 1999......................................      $  123                   5                -               114              $   14
Year 1998......................................      $   86                 104                -                67              $  123

__________

(a) Includes $99 in 1999 and $30 in 1998 that was reversed to other operating expenses for amounts no longer required.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2001.

                                                           SBC COMMUNICATIONS INC.

                                               By /s/ Donald E. Kiernan
                                     (Donald E. Kiernan
                                                                  Senior Executive Vice President and
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
         Chief Executive Officer

Principal Financial and
    Accounting Officer:
         Donald E. Kiernan
         Senior Executive Vice President and
         Chief Financial Officer

                                                /s/ Donald E. Kiernan
                                                                              (Donald E. Kiernan, as attorney-in-fact
                                                                      and on his own behalf as Principal
                                                               Financial Officer and Principal
                                             Accounting Officer)

                                   March 12, 2001

Directors:
Edward E. Whitacre, Jr.*                                                      Charles F. Knight*
Clarence C. Barksdale*                                                         Lynn M. Martin*
James E. Barnes*                                                                   John B. McCoy*
August A. Busch III*                                                           Mary S. Metz*
William P. Clark*                                                                   Toni Rembe*
Martin K. Eby, Jr.*                                                                S. Donley Ritchey*
Herman E. Gallegos*                                                             Joyce M. Roche'*
Jess T. Hay*                                                                          Carlos Slim Helu'*
James A. Henderson*                                                          Laura D'Andrea Tyson*
Bobby R. Inman*                                                                  Patricia P. Upton*
* by power of attorney