Form 10-Q
period 2001-03-31
SBC COMMUNICATIONS INC
filed 2001-05-11
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X|

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

   |_|

Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205

Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

At April 30, 2001, 3,367,966,050 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------
                                                        Three months ended
                                                            March 31,
                                                          2001       2000
--------------------------------------------------------------------------
Operating Revenues
Landline local service                                $   5,568  $  5,124
Wireless subscriber                                          54     1,500
Network access                                            2,603     2,665
Long distance service                                       793       803
Directory advertising                                       830       882
Other                                                     1,342     1,579
--------------------------------------------------------------------------
Total operating revenues                                 11,190    12,553
--------------------------------------------------------------------------
Operating Expenses
Operations and support                                    6,083     7,214
Depreciation and amortization                             2,448     2,263
--------------------------------------------------------------------------
Total operating expenses                                  8,531     9,477
--------------------------------------------------------------------------
Operating Income                                          2,659     3,076
--------------------------------------------------------------------------
Other Income (Expense)
Interest expense                                           (459)     (356)
Interest income                                             178        24
Equity in net income of affiliates                          401       200
Other income (expense) - net                                106        17
--------------------------------------------------------------------------
Total other income (expense)                                226      (115)
--------------------------------------------------------------------------
Income Before Income Taxes                                2,885     2,961
--------------------------------------------------------------------------
Income taxes                                              1,021     1,139
--------------------------------------------------------------------------
Income Before Extraordinary Item                          1,864     1,822
--------------------------------------------------------------------------
Extraordinary item, net of tax                              (10)        -
--------------------------------------------------------------------------
Net Income                                            $   1,854  $  1,822
==========================================================================
Earnings Per Common Share:
Income Before Extraordinary Item                      $    0.55  $   0.54
Net Income                                            $    0.55  $   0.54
--------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Extraordinary Item                      $    0.55  $   0.53
Net Income                                            $    0.54  $   0.53
--------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)                        3,377     3,396
Dividends Declared Per Common Share                   $ 0.25625  $0.25375
==========================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                     March 31,      December 31,
                                                       2001             2000
--------------------------------------------------------------------------------
Assets                                             (Unaudited)
Current Assets
Cash and cash equivalents                          $     551         $    643
Accounts receivable - net of allowances for
  uncollectibles of $1,008 and $1,032                  9,315           10,144
Prepaid expenses                                         999              550
Deferred income taxes                                    612              671
Notes receivable from Cingular Wireless                9,138            9,568
Other current assets                                   1,099            1,640
--------------------------------------------------------------------------------
Total current assets                                  21,714           23,216
--------------------------------------------------------------------------------
Property, plant and equipment - at cost              121,365          119,753
  Less: accumulated depreciation and amortization     73,815           72,558
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                   47,550           47,195
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $557 and $746                        5,022            5,475
Investments in Equity Affiliates                      11,399           12,378
Other Assets                                          11,640           10,387
--------------------------------------------------------------------------------
Total Assets                                       $  97,325         $ 98,651
================================================================================
Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year                      $  10,643         $ 10,470
Accounts payable and accrued liabilities              13,770           15,432
Accrued taxes                                          2,645            3,592
Dividends payable                                        867              863
--------------------------------------------------------------------------------
Total current liabilities                             27,925           30,357
--------------------------------------------------------------------------------
Long-Term Debt                                        16,561           15,492
--------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                  7,288            6,806
Postemployment benefit obligation                      9,811            9,767
Unamortized investment tax credits                       302              318
Other noncurrent liabilities                           4,622            4,448
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
 liabilities                                          22,023           21,339
--------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts*             500            1,000
--------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                    3,433            3,433
Capital in excess of par value                        12,105           12,125
Retained earnings                                     19,333           18,341
Guaranteed obligations of employee stock
 ownership plans (ESOP)                                  (21)             (21)
Deferred compensation - leveraged ESOP (LESOP)           (33)             (37)
Treasury shares (at cost)                             (2,933)          (2,071)
Accumulated other comprehensive loss                  (1,568)          (1,307)
--------------------------------------------------------------------------------
Total shareowners' equity                             30,316           30,463
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity          $  97,325         $ 98,651
================================================================================
* The trusts contain $515 in principal amount of the Subordinated Debentures of Pacific Telesis Group.
  See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-------------------------------------------------------------------------------
                                                           Three months ended
                                                               March 31,
                                                            2001         2000
-------------------------------------------------------------------------------
Operating Activities
Net income                                              $   1,854     $ 1,822
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           2,448       2,263
    Undistributed earnings from investments in
      equity affiliates                                       216        (152)
    Provision for uncollectible accounts                      230         211
    Amortization of investment tax credits                    (16)        (18)
    Deferred income tax expense                               649         352
    Gain on sales of investments                             (129)       (191)
    Extraordinary item, net of tax                             10           -
    Changes in operating assets and liabilities:
      Accounts receivable                                     574         408
      Other current assets                                   (386)       (508)
      Accounts payable and accrued liabilities             (2,468)       (581)
    Other - net                                            (1,032)       (657)
-------------------------------------------------------------------------------
Total adjustments                                              96       1,127
-------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   1,950       2,949
-------------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                      (2,807)     (2,349)
Investments in affiliates                                   1,158        (103)
Proceeds from short-term investments                          510           -
Dispositions                                                  244         215
Acquisitions                                                    -      (3,663)
Other                                                           1           1
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                        (894)     (5,899)
-------------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                          (84)      4,867
Issuance of long-term debt                                  2,238           -
Repayment of long-term debt                                  (980)       (526)
Early redemption of corporation-obligated mandatorily
  redeemable preferred securities of subsidiary trusts       (500)          -
Purchase of treasury shares                                (1,065)       (284)
Issuance of treasury shares                                    90          60
Dividends paid                                               (859)       (834)
Other                                                          12          29
-------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities        (1,148)      3,312
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (92)        362
-------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                   643         495
-------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                 $     551     $   857
===============================================================================
Cash paid during the three months ended March 31 for:
   Interest                                             $     550     $   462
   Income taxes, net of refunds                         $   1,237     $ 1,179
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                       Guaranteed                              Accumulated
                                               Capital in            Obligations of    Deferred                   Other
                                       Common  Excess of   Retained  Employee Stock  Compensation- Treasury   Comprehensive
                                       Shares  Par Value   Earnings  Ownership Plans     LESOP       Shares       Loss
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $ 3,433  $ 12,125  $ 18,341    $    (21)      $   (37)     $  (2,071)  $ (1,307)
Net income                                   -         -     1,854           -             -              -          -
Other comprehensive loss                     -         -         -           -             -              -       (261)
Dividends to shareowners                     -         -      (863)          -             -              -          -
Reduction of debt associated with ESOP       -         -         -           -             -              -          -
Cost of LESOP trust shares allocated
  to employee accounts                       -         -         -           -             4              -          -
Purchase of treasury shares                  -         -         -           -             -         (1,065)         -
Issuance of treasury shares                  -       (72)        -           -             -            203          -
Other                                        -        52         1           -             -              -          -
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                $ 3,433  $ 12,105  $ 19,333    $    (21)      $   (33)     $  (2,933)  $ (1,568)
==========================================================================================================================
See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA
At March 31, or for the three months then ended:       2001         2000
--------------------------------------------------- ---------------------
   Debt ratio .....................................    46.9%        46.7%
   Network access lines in service (000)...........  61,254       61,154
   Resold lines (000)..............................   1,597        1,562
   Access minutes of use (000,000).................  69,388       69,475
   Cingular Wireless customers* (000)..............  20,535       17,294
   Number of employees ............................ 216,180      208,380

*Amounts represent the 100% pro forma customers of Cingular Wireless.

SBC COMMUNICATIONS INC.
MARCH 31, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1.	BASIS OF PRESENTATION Throughout this document, SBC Communications Inc. is referred to as "we" or "SBC". The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2000 Annual Report to Shareowners.

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

2.	CONSOLIDATION The Consolidated Financial Statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within three months of the date of our Consolidated Statements of Income.

3.	EXTRAORDINARY ITEM The first quarter of 2001 includes an extraordinary loss of $10, net of taxes of $4, related to the early redemption of approximately $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

4.	COMPREHENSIVE INCOME The components of our comprehensive income for the three months ended March 31, 2001 and 2000 include net income and adjustments to shareowners' equity for the foreign currency translation adjustment and net unrealized gain (loss) on securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates' local currencies, primarily Denmark and Canada.

Following is our comprehensive income:

   --------------------------------------------------------------------------------
                                                                Three months ended
                                                                     March 31,
                                                                   2001       2000
   --------------------------------------------------------------------------------
   Net income                                                  $  1,854   $  1,822
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                       (238)      (110)
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for sale securities       (23)        49
      Less: reclassification adjustment for (gain) loss
       included in net income                                         -        (38)
   --------------------------------------------------------------------------------
       Net unrealized gain (loss) on securities                     (23)        11
   --------------------------------------------------------------------------------
   Other comprehensive income (loss)                               (261)       (99)
   --------------------------------------------------------------------------------
   Total comprehensive income                                  $  1,593   $  1,723
   ================================================================================
5.	COMPLETION OF MERGER Upon completion of the merger of an SBC subsidiary with Ameritech Corporation (Ameritech), in October 1999 we reviewed operations throughout the merged company. Based on this merger integration review, we made strategic decisions to significantly integrate operations and consolidate some administrative and support functions, which resulted in one-time charges.

One-time charges incurred included costs related to various regulatory and legal issues, merger approval costs and other related costs, as well as costs related to strategic decisions reached by the review teams. Remaining accruals for anticipated cash expenditures related to these decisions totaled $119 and $158 at March 31, 2001 and December 31, 2000.

6.	SUBSIDIARY FINANCIAL INFORMATION We have fully and unconditionally guaranteed certain outstanding capital securities of Pacific Telesis Group (PAC), Pacific Bell Telephone Company (PacBell) and Southwestern Bell Telephone Company (SWBell), each of which is a wholly owned subsidiary of SBC. In accordance with SEC rules, we are providing the following condensed consolidating financial information.

The Parent column presents investments in all subsidiaries under the equity method of accounting. PAC, PacBell and SWBell are listed separately because each has securities that we have guaranteed that would otherwise require SEC periodic reporting. PacBell is a wholly owned subsidiary of PAC, and the SEC rules require that its financial information also be included in the PAC column. All other wholly owned subsidiaries that do not have securities guaranteed by us that would require separate reporting are presented in the Other column. The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries, as well as removing the double presentation of PacBell in order to reconcile to the SBC consolidated financial information.

   Condensed Consolidating Statements of Income
   For the Three Months Ended March 31, 2001

                                      Parent    PAC   PacBell  SWBell  Other   Adjs.    Total
   ---------------------------------------------------------------------------------- -------
   Total operating revenues          $     -  $2,949  $ 2,582 $2,901 $ 5,665 $(2,907) $11,190
   Total operating expenses              (35)  1,843    1,614  2,138   4,910  (1,939)   8,531
   ---------------------------------------------------------------------------------- -------
   Operating Income                       35   1,106      968    763     755    (968)   2,659
   ---------------------------------------------------------------------------------- -------
   Interest expense                      148     101       98    100     263    (251)     459
   Equity in net income of affiliates  1,812       3        -      -     398  (1,812)     401
   Royalty income (expense)              115       -     (102)  (115)      -     102        -
   Other income (expense) - net          218      (1)       1      -     220    (154)     284
   ---------------------------------------------------------------------------------- -------
   Income Before Income Taxes          2,032   1,007      769    548   1,110  (2,581)   2,885
   ---------------------------------------------------------------------------------- -------
   Income taxes                          178     403      310    202     238    (310)   1,021
   ---------------------------------------------------------------------------------- -------
   Income Before Extraordinary Item    1,854     604      459    346     872  (2,271)   1,864
   ---------------------------------------------------------------------------------- -------
   Extraordinary item, net of tax          -     (10)       -      -       -       -      (10)
   ---------------------------------------------------------------------------------- -------
   Net Income                        $ 1,854  $  594  $   459 $  346 $   872 $(2,271) $ 1,854
   ================================================================================== =======

   Condensed Consolidating Statements of Income
   For the Three Months Ended March 31, 2000

                                       Parent    PAC  PacBell  SWBell  Other   Adjs.    Total
   --------------------------------------------------------------------------------- --------
   Total operating revenues           $     - $2,902  $ 2,520 $2,830 $ 7,080 $(2,779) $12,553
   Total operating expenses              (101) 2,160    1,891  2,237   5,440  (2,150)   9,477
   --------------------------------------------------------------------------------- --------
   Operating Income                       101    742      629    593   1,640    (629)   3,076
   --------------------------------------------------------------------------------- --------
   Interest expense                        63    115      100     97     364    (383)     356
   Equity in net income of affiliates   1,685      -        -      -     220  (1,705)     200
   Royalty income (expense)               115      -     (102)  (115)      -     102        -
   Other income (expense) - net            71     61        -      1     171    (263)      41
   --------------------------------------------------------------------------------- --------
   Income Before Income Taxes           1,909    688      427    382   1,667  (2,112)   2,961
   --------------------------------------------------------------------------------- --------
   Income taxes                            87    267      175    143     642    (175)   1,139
   --------------------------------------------------------------------------------- --------
   Net Income                         $ 1,822 $  421  $   252 $  239 $ 1,025 $(1,937) $ 1,822
   ================================================================================= ========

   Condensed Consolidating Balance Sheets
   March 31, 2001
                                        Parent    PAC   PacBell  SWBell    Other   Adjs.    Total
   -------------------------------------------------------------------------------------- --------
   Cash and cash equivalents           $   391  $   11  $    19 $    14  $   135 $    (19) $   551
   Accounts receivable - net            10,106   2,758    2,135   1,934    7,955  (15,573)   9,315
   Other current assets                    850     510      516     749    9,739     (516)  11,848
   -------------------------------------------------------------------------------------- --------
   Total current assets                 11,347   3,279    2,670   2,697   17,829  (16,108)  21,714
   -------------------------------------------------------------------------------------- --------
   Property, plant and equipment - net     133  13,661   13,227  15,226   18,530  (13,227)  47,550
   -------------------------------------------------------------------------------------- --------
   Intangible assets - net                   -       -        -       -    5,022        -    5,022
   -------------------------------------------------------------------------------------- --------
   Investments in equity affiliates     31,944     628        -       -   14,497  (35,670)  11,399
   -------------------------------------------------------------------------------------- --------
   Other assets                          2,314   2,248    2,180     257   11,725   (7,084)  11,640
   -------------------------------------------------------------------------------------- --------
   Total Assets                        $45,738 $19,816  $18,077 $18,180  $67,603 $(72,089) $97,325
   ====================================================================================== ========

   Debt maturing within one year       $ 9,414 $ 2,425  $ 2,262 $ 3,274  $ 3,156 $ (9,888) $10,643
   Other current liabilities             1,701   3,034    3,209   3,318   15,041   (9,021)  17,282
   -------------------------------------------------------------------------------------- --------
   Total current liabilities            11,115   5,459    5,471   6,592   18,197  (18,909)  27,925
   -------------------------------------------------------------------------------------- --------
   Long-term debt                        1,740   4,354    4,294   3,977   11,344   (9,148)  16,561
   -------------------------------------------------------------------------------------- --------
   Postemployment benefit obligation        80   3,027    2,844   3,009    3,695   (2,844)   9,811
   -------------------------------------------------------------------------------------- --------
   Other noncurrent liabilities          2,487   1,791    1,646   1,183    6,801   (1,696)  12,212
   -------------------------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts                        -     500        -       -        -        -      500
   -------------------------------------------------------------------------------------- --------
   Total shareowners' equity            30,316   4,685    3,822   3,419   27,566  (39,492)  30,316
   -------------------------------------------------------------------------------------- --------
   Total Liabilities
    and Shareowners' Equity           $ 45,738 $19,816  $18,077 $18,180  $67,603 $(72,089) $97,325
   ====================================================================================== ========

   Condensed Consolidating Balance Sheets
   December 31, 2000

                                        Parent    PAC    PacBell   SWBell  Other    Adjs.    Total
   --------------------------------------------------------------------------------------- --------
   Cash and cash equivalents           $   436  $     5  $     9  $    52 $   150 $     (9) $   643
   Accounts receivable - net             9,503    2,838    2,219    2,111   8,662  (15,189)  10,144
   Other current assets                  2,195      480      474      697   9,057     (474)  12,429
   --------------------------------------------------------------------------------------- --------
   Total current assets                 12,134    3,323    2,702    2,860  17,869  (15,672)  23,216
   Property, plant and equipment - net     138   13,461   13,028   14,984  18,612  (13,028)  47,195
   --------------------------------------------------------------------------------------- --------
   Intangible assets - net                   -        -        -        -   5,475        -    5,475
   --------------------------------------------------------------------------------------- --------
   Investments in equity affiliates     30,072      611        -        -  15,904  (34,209)  12,378
   --------------------------------------------------------------------------------------- --------
   Other assets                          2,186    2,136    2,061      272  10,644   (6,912)  10,387
   --------------------------------------------------------------------------------------- --------
   Total Assets                       $ 44,530  $19,531 $ 17,791  $18,116 $68,504 $(69,821) $98,651
   ======================================================================================= ========

   Debt maturing within one year      $  8,918  $ 1,214 $  1,776  $ 2,648 $ 4,157 $ (8,243) $10,470
   Other current liabilities             2,527    3,906    3,794    4,112  15,845  (10,297)  19,887
   --------------------------------------------------------------------------------------- --------
   Total current liabilities            11,445    5,120    5,570    6,760  20,002  (18,540)  30,357
   --------------------------------------------------------------------------------------- --------
   Long-term debt                          568    4,353    4,293    3,976  11,445   (9,143)  15,492
   Postemployment benefit obligation        83    3,000    2,817    2,993   3,691   (2,817)   9,767
   --------------------------------------------------------------------------------------- --------
   Other noncurrent liabilities          1,971    1,686    1,536    1,314   6,602   (1,537)  11,572
   --------------------------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
     redeemable preferred securities
     of subsidiary trusts                    -    1,000        -        -       -       -     1,000
   --------------------------------------------------------------------------------------- --------
   Total shareowners' equity            30,463    4,372    3,575    3,073  26,764  (37,784)  30,463
   --------------------------------------------------------------------------------------- --------
   Total Liabilities and
    Shareowners' Equity               $ 44,530  $19,531 $ 17,791  $18,116 $68,504 $(69,821) $98,651
   ======================================================================================= ========

   Condensed Consolidating Statements of Cash Flows
   Three Months Ended March 31, 2001

                                        Parent    PAC   PacBell    SWBell   Other   Adjs.   Total
   --------------------------------------------------------------------------------------- --------
   Net cash from operating activities  $ (1,286) $ 273  $   410   $  142  $ 4,938  $(2,527) $ 1,950
   Net cash from investing activities     1,450   (694)    (672)    (807)    (930)     759     (894)
   Net cash from financing activities      (209)   427      272      627   (4,023)   1,758   (1,148)
   --------------------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash     $    (45) $   6  $    10   $  (38) $   (15) $   (10) $   (92)
   ======================================================================================= ========

   Condensed Consolidating Statements of Cash Flows
   Three Months Ended March 31, 2000

                                        Parent    PAC   PacBell    SWBell   Other   Adjs.    Total
   --------------------------------------------------------------------------------------- --------
   Net cash from operating activities  $  (119)  $ 953  $  744    $  761  $    96  $ 514    $ 2,949
   Net cash from investing activities   (3,403)   (606)   (590)     (587)    (973)   260     (5,899)
   Net cash from financing activities    3,539    (336)   (143)     (182)   1,219   (785)     3,312
   --------------------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash     $    17   $  11  $   11    $   (8) $   342  $ (11)   $   362
   ======================================================================================= ========
7.	EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item for the three months ended March 31, 2001 and 2000 are shown in the table below.

   -------------------------------------------------------------------
                                                    Three months ended
                                                          March 31,
                                                        2001      2000
   -------------------------------------------------------------------
    Numerators
    Numerator for basic earnings per share:
     Income before extraordinary item                 $ 1,864   $1,822
   -------------------------------------------------------------------
     Dilutive potential common shares:
      Other stock-based compensation                        1        1
   -------------------------------------------------------------------
    Numerator for diluted earnings per share          $ 1,865   $1,823
   ===================================================================
    Denominators (000,000)
    Denominator for basic earnings per share:
     Weighted average number of common
      shares outstanding                                3,377    3,396
   -------------------------------------------------------------------
     Dilutive potential common shares:
      Stock options                                        28       29
      Other stock-based compensation                        8        7
   -------------------------------------------------------------------
    Denominator for diluted earnings per share:         3,413    3,432
   ===================================================================
    Basic earnings per share:
      Income before extraordinary item               $   0.55  $  0.54
      Extraordinary item                                    -        -
   -------------------------------------------------------------------
    Net income                                       $   0.55  $  0.54
   ===================================================================
    Diluted earnings per share:
     Income before extraordinary item                $   0.55  $  0.53
     Extraordinary item                                 (0.01)       -
   -------------------------------------------------------------------
    Net income                                       $   0.54  $  0.53
   ===================================================================
8.	SEGMENT INFORMATION SBC's segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (e.g., one-time) items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local, network access and long distance services, messaging and Internet services and sells customer premise and private business exchange equipment.

Prior to the fourth quarter of 2000, the wireless segment included our consolidated businesses that provided wireless telecommunications services and sold wireless equipment. In October 2000, we contributed substantially all of our wireless businesses to Cingular and began reporting results from Cingular's operations as equity income in the Consolidated Financial Statements. However, for internal management purposes, we analyze Cingular's results using proportional consolidation and therefore will discuss Cingular's results on that basis for segment reporting.

The directory segment includes all directory operations, including yellow and white pages advertising and electronic publishing. All investments with primarily international operations are included in the international segment. The other segment includes all corporate operations and Ameritech's paging, cable television and SecurityLink operations. SecurityLink was sold in January 2001.

Normalized results for 2001 exclude the following items from operating expenses:
  Pension settlement gains of $525 ($330 net of tax) in the first quarter related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $316 ($205 net of tax) in the first quarter related to impairment of our cable operations (see Note 9).
Normalized results for 2000 exclude the following items from operating expenses:
  Pension settlement gains of $250 ($161 net of tax) in the first quarter primarily related to employees who terminated employment during 1999.
  A charge of $132 (with no tax effect) in the first quarter related to in-process research and development from the March 2000 acquisition of Sterling.
  Costs of $141 ($117 net of tax) in the first quarter associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
Segment results, including a reconciliation to our consolidated results, for the three months ended March 31, 2001 and 2000 are as follows:

   ---------------------------------------------------------------------------------------------
                                          Revenues
   At March 31, 2001 or for the three   from external  Intersegment   Income before     Segment
   months ended                           customers      revenues      income taxes      assets
   ---------------------------------------------------------------------------------------------
   Wireline                              $ 10,099       $   8           $  1,640        $ 66,130
   Wireless                                 2,031           -                189          13,390
   Directory                                  793          31                380           2,412
   International                               61           9                278          11,267
   Other                                      171          17                189          59,977
   Cingular de-consolidation               (1,965)          -                  -         (11,666)
   Eliminations                                 -         (65)                 -         (44,185)
   Normalizing adjustments                      -           -                209               -
   ---------------------------------------------------------------------------------------------
   Total                                 $ 11,190       $   -           $  2,885        $ 97,325
   =============================================================================================

   ---------------------------------------------------------------------------------------------
                                          Revenues
   At March 31, 2000 or for the three   from external  Intersegment   Income before     Segment
   months ended                           customers      revenues      income taxes      assets
   ---------------------------------------------------------------------------------------------
   Wireline                              $  9,571        $  54          $  2,135        $ 58,141
   Wireless                                 1,826            -               301          12,231
   Directory                                  843           28               383           2,398
   International                               61            -               239          13,140
   Other                                      252           23               (74)         50,961
   Eliminations                                 -         (105)                -         (47,470)
   Normalizing adjustments                      -            -               (23)              -
   ---------------------------------------------------------------------------------------------
   Total                                 $ 12,553        $   -          $  2,961        $ 89,401
   =============================================================================================
9.	VALUATION ADJUSTMENT In anticipation of the disposal of our cable operations and in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we evaluated these operations for impairment. We estimated that the future undiscounted cash flows of these operations were insufficient to recover their related carrying values. The impairment was measured by comparing the book value to fair value of the assets as indicated by prevailing market prices. The resulting adjustment of approximately $316 ($205 net of tax) to reduce the book value of these assets, primarily writing down property, plant and equipment, was recorded in the first quarter of 2001 as a charge to operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as "we" or "SBC". A reference to a Note in this section refers to the accompanying Notes to Consolidated Financial Statements.

Overview Our financial results for the first three months of 2001 and 2000 are summarized as follows:

-------------------------------------------------------------------------------
                                                          First Quarter
-------------------------------------------------------------------------------
                                                                       Percent
                                                     2001      2000     Change
-------------------------------------------------------------------------------
Operating revenues                               $ 11,190  $ 12,553     (10.9)%
Operating expenses                                  8,531     9,477     (10.0)
Operating income                                    2,659     3,076     (13.6)
Income before income taxes and extraordinary item   2,885     2,961      (2.6)
Income before extraordinary item                    1,864     1,822       2.3
Extraordinary item, net of tax                        (10)        -         -
Net income                                          1,854     1,822       1.8
===============================================================================

We reported net income of $1,854, or $0.54 per share assuming dilution, in the first quarter of 2001 compared to $1,822, or $0.53 per share assuming dilution, in the first quarter of 2000. The first quarter of 2001 includes an extraordinary loss of $10, net of taxes of $4, related to the early redemption of approximately $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

Normalized results for 2001 exclude the following items from operating expenses:
  Pension settlement gains of $525 ($330 net of tax) in the first quarter related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $316 ($205 net of tax) in the first quarter related to impairment of our cable operations (see Note 9).
Normalized results for 2000 exclude the following items from operating expenses:
  Pension settlement gains of $250 ($161 net of tax) in the first quarter primarily related to employees who terminated employment during 1999.
  A charge of $132 (with no tax effect) in the first quarter related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).
  Costs of $141 ($117 net of tax) in the first quarter associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech Corporation (Ameritech).

The net effect of excluding these normalizing items was to decrease net income by $125 in 2001 and to increase net income by $88 in 2000. In addition to these normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular Wireless (Cingular) in our 2001 normalized results. The following table summarizes our normalized results for the first three months of 2001 and 2000.

Normalized Results
---------------------------------------------------------------------------------
                                                        First Quarter
---------------------------------------------------------------------------------

                                                                         Percent
                                                       2001      2000     Change
---------------------------------------------------------------------------------
Operating revenues                                 $  13,144  $ 12,553       4.7%
Operating expenses                                    10,388     9,454       9.9
Operating income                                       2,756     3,099     (11.1)
Income before income taxes and extraordinary item      2,676     2,984     (10.3)
Income before extraordinary item                       1,739     1,910      (9.0)
=================================================================================

Consolidated normalized revenues increased due to growth in demand for data communications and wireless services and products. These increases were partially offset by a decrease in demand for other wireline services and products due to the slowing United States' (U.S.) economy and lower directory advertising revenues due to changes in the timing of directory publications. Consolidated normalized operating expenses increased more than revenues due to investments in new products and services, including Digital Subscriber Line (DSL), national expansion and long distance service, the acquisition of Sterling and the service issues in the Ameritech region. These factors contributed to the decline in operating income and income before extraordinary item.

Segment Results

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, interest income, other income (expense) - net and income taxes.

Wireline
Normalized Results
-------------------------------------------------------------------------------
                                                        First Quarter
-------------------------------------------------------------------------------
                                                                        Percent
                                                      2001      2000     Change
-------------------------------------------------------------------------------
Operating revenues
  Local service                                   $  5,564  $  5,128      8.5%
  Network access                                     2,603     2,688     (3.2)
  Long distance service                                748       763     (2.0)
  Other                                              1,192     1,046     14.0
--------------------------------------------------------------------
Total Operating Revenues                            10,107     9,625      5.0
--------------------------------------------------------------------
Operating expenses
  Operations and support                             6,182     5,408     14.3
  Depreciation and amortization                      1,967     1,787     10.1
--------------------------------------------------------------------
Total Operating Expenses                             8,149     7,195     13.3
--------------------------------------------------------------------
Operating Income                                     1,958     2,430    (19.4)
--------------------------------------------------------------------
Interest Expense                                       333       317      5.0
--------------------------------------------------------------------
Other Income (Expense) - Net                            15        22    (31.8)
--------------------------------------------------------------------
Income Before Income Taxes                        $  1,640  $  2,135    (23.2)%
===============================================================================
Local service revenues increased $436, or 8.5%, in the first quarter of 2001. Excluding the operations of Sterling, acquired in March 2000, the increase was approximately 6.8%. Approximately $192 of the increase in the first quarter of 2001 was attributable to continued demand from business customers for network integration services. Increases in wholesale revenues, which include unbundled network elements and resale services, accounted for approximately $99 of the first-quarter increase. Revenues from vertical services such as Caller ID, voice mail and other enhanced services and vertical service packages increased by approximately $76 due to both increased demand and pricing. The continued rollout of DSL increased local service revenues by approximately $86 and we increased our number of DSL customers to approximately 954,000 at the end of the first quarter of 2001. Revenue increases were partially offset by a decrease in access line revenue as total residential lines in service decreased by approximately 2.5%, due to both a slowing U.S. economy and competitive losses.

Network access revenues decreased $85, or 3.2%, in the first quarter of 2001. The decline was primarily due to the July 2000 implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) proposal, which required reduction of carrier switched access rates. Implementation of CALLS reduced first quarter network access revenues by approximately $173. Additional decreases resulted from state regulatory access rate reductions. Access rate declines were largely offset by continued demand for special access and switched data transport services such as SONET, DS3s and ATM.

Long distance service revenues decreased $15, or 2.0%, in the first quarter of 2001. This decrease reflected approximately $57 of competitive losses resulting from dialing parity and a $26 decrease caused by a decline in the number and length of calls per customer. These decreases were largely offset by approximately $69 in new revenues from entry into the Texas long distance market.

Other operating revenues increased $146, or 14.0%, in the first quarter of 2001. Increased demand for nonregulated products and services contributed to the majority of the increase. Equipment sales increases of approximately $32 were offset by continued declines in the payphone business of approximately $33. Price increases in 2000 added approximately $33 to the increase.

Operations and support expenses increased $774, or 14.3%, in the first quarter of 2001. Approximately $212 of the increase was related to costs associated with our continued rollout of DSL, as mentioned in local service above. Costs associated with data equipment sales, network integration and e-commerce services, including expenses of companies acquired in 2000, increased approximately $289 due to continued increased demand for these broadband related products and services. Our provision for uncollectible accounts increased approximately $100, which includes reserves for companies that went out of business or are a higher credit risk due to the current weakening of the U.S. economy. In addition, our long distance and national expansion initiatives increased expenses by approximately $156.

Costs associated with reciprocal compensation were $85 lower in the quarter due to reduced negotiated rates partially offset by growth in usage. Other costs related to increased demand for our wholesale services and increased personnel and other costs to address the service issues in the Ameritech region were partially offset by early retirements, other reductions in personnel and gains from certain employee postretirement plans.

Depreciation and amortization expenses increased $180, or 10.1%, in the first quarter of 2001. The majority of the increase was related to higher plant levels from the buildout of our broadband network and launch of new products and services, including DSL and Internet data centers. Our acquisitions of Sterling and a controlling interest in the parent company of webhosting.com in 2000 also contributed approximately $84 to the increase.

Wireless
Normalized Results
--------------------------------------------------------------------------------
                                                          First Quarter
--------------------------------------------------------------------------------
                                                                         Percent
                                                       2001      2000     Change
--------------------------------------------------------------------------------
Operating revenues
  Subscriber revenue                                $ 1,688   $ 1,500     12.5%
  Other                                                 343       326      5.2
----------------------------------------------------------------------
Total Operating Revenues                              2,031     1,826     11.2
----------------------------------------------------------------------
Operating expenses
  Operations and support                              1,455     1,173     24.0
  Depreciation and amortization                         287       279      2.9
----------------------------------------------------------------------
Total Operating Expenses                              1,742     1,452     20.0
----------------------------------------------------------------------
Operating Income                                        289       374    (22.7)
----------------------------------------------------------------------
Interest Expense                                        142        39        -
----------------------------------------------------------------------
Equity in Net Income of Affiliates                        7         1        -
----------------------------------------------------------------------
Other Income (Expense) - Net                             35       (35)       -
----------------------------------------------------------------------
Income Before Income Taxes                          $   189   $   301    (37.2)%
================================================================================

As a result of our joint venture with BellSouth Corporation, we account for our 60% economic interest in Cingular under the equity method of accounting. However, for evaluating the results of Cingular internally, we use proportional consolidation. In the table above, Cingular's proportional results are included in 2001 along with our wireless properties pending contribution, while the 2000 amounts reflect our similar historical wireless operations.

Subscriber revenues increased $188, or 12.5%, in the first quarter of 2001. The majority of the increase was related to the increase in customers. At March 31, 2001, Cingular had 20,535,000 customers. Average revenue per customer was also up slightly as minutes of use increased and customers were added or upgraded to higher access plans.

Other revenues increased $17, or 5.2%, in the first quarter of 2001. Equipment sales increased, but grew at a slower rate than the increase in gross customer additions due to aggressive handset pricing associated with the national launch of the Cingular brand. This increase was partially offset by a decline in roaming revenues from other carriers reflecting the continued buildout of competitors' networks, which resulted in fewer minutes on Cingular's network and lower negotiated rates with the other carriers.

Operations and support expenses increased $282, or 24.0%, in the first quarter of 2001. The increase in customers discussed above, along with the launch of the Cingular national branding campaign and merger-related initiatives led to the majority of the increase. Equipment costs were also higher due to increases in the cost of handsets.

Depreciation and amortization expenses increased by $8, or 2.9%, in the first quarter of 2001 primarily related to higher plant levels.

Directory
Normalized Results
-------------------------------------------------------------------------------
                                                         First Quarter
-------------------------------------------------------------------------------
                                                                       Percent
                                                       2001      2000   Change
-------------------------------------------------------------------------------
Operating Revenues                                   $  824   $   871    (5.4)%
---------------------------------------------------------------------
Operating expenses
  Operations and support                                440       482    (8.7)
  Depreciation and amortization                           9         8    12.5
---------------------------------------------------------------------
Total Operating Expenses                                449       490    (8.4)
---------------------------------------------------------------------
Operating Income                                        375       381    (1.6)
---------------------------------------------------------------------
Interest Expense                                          -         3      -
---------------------------------------------------------------------
Other Income (Expense) - Net                              5         5      -
---------------------------------------------------------------------
Income Before Income Taxes                           $  380   $   383    (0.8)%
===============================================================================
Directory operating revenues decreased $47, or 5.4%, in the first quarter of 2001. Changes in the timing of directory publications from the first quarter to later in the year decreased revenues by approximately $69. The offsetting increase was primarily due to increased demand for directory advertising services.

Operations and support expenses decreased $42, or 8.7%, in the first quarter of 2001. Of this decrease, approximately $35 was due to changes in the timing of directory publications noted above, with the remaining decrease primarily related to a reduction in work force.

International
Normalized Results
--------------------------------------------------------------------------------
                                                         First Quarter
--------------------------------------------------------------------------------
                                                                         Percent
                                                         2001    2000     Change
--------------------------------------------------------------------------------
Operating Revenues                                   $     70  $   61      14.8%
---------------------------------------------------------------------
Operating Expenses                                         75      89     (15.7)
---------------------------------------------------------------------
Operating Income (Loss)                                    (5)    (28)     82.1
---------------------------------------------------------------------
Interest Expense                                            1      70     (98.6)
---------------------------------------------------------------------
Equity in Net Income of Affiliates                        177     199     (11.1)
---------------------------------------------------------------------
Other Income (Expense) - Net                              107     138     (22.5)
---------------------------------------------------------------------
Income Before Income Taxes                           $    278  $  239      16.3%
================================================================================
Operating revenues increased $9, or 14.8%, in the first quarter of 2001. The increase was primarily from increased volume-related long distance revenues, which was partially offset by a decline in directory advertising due to the December 2000 sale of our German directory investment, Wer Liefert Was (WLW).

Operating expenses decreased $14, or 15.7%, in the first quarter of 2001. The decrease was due to adjustments to tax accruals for expatriates and lower branch expenses related to the sales of diAx A.G. (diAx) and WLW. These cost savings were partially offset by increased costs associated with increased long distance volumes noted above.

Equity in net income of affiliates decreased $22, or 11.1%, in the first quarter of 2001. The decrease was partly due to the sale of MATAV in the third quarter of 2000, which resulted in lower equity income of approximately $21 in the first quarter of 2001. We recognized lower equity income of approximately $19 due to a lower ownership percentage in our investment in Telefonos de Mexico, S.A. de C.V. (Telmex) and higher costs of operations at America Movil S.A. de C.V. due to recent investments in South American wireless ventures. Additionally, we had lower equity income of approximately $75 from Belgacom S.A. and TDC A/S (TDC) (formerly known as Tele Danmark A/S) primarily related to lower earnings from their foreign affiliates. These decreases were partially offset by an increase in equity income of approximately $55 from Bell Canada, which was largely due to the gain on their disposition of an Internet service provider subsidiary. Additionally, offsetting the decreases was the elimination of losses of approximately $20 from ATL - Algar Telecom Leste S.A. that was exchanged for an 11.4% cost investment in Telecom Americas, a reduction in equity losses of $5 due to the January 2001 sale of our investment in diAx (see Liquidity and Capital Resources) and a reduction in equity losses of $16 from our investment in Cegetel S.A. Due to our smaller asset base of equity investments, we expect equity in net income of affiliates for 2001 to be slightly lower than in 2000.

Other
Normalized Results
--------------------------------------------------------------------------------
                                                         First Quarter
--------------------------------------------------------------------------------
                                                                         Percent
                                                     2001     2000        Change
--------------------------------------------------------------------------------
Operating Revenues                                $   188  $   275       (31.6)%
--------------------------------------------------------------------------------
Operating Expenses                                     49      333       (85.3)
----------------------------------------------------------------------
Operating Income (Loss)                               139      (58)          -
----------------------------------------------------------------------
Interest Expense                                      260      210        23.8
----------------------------------------------------------------------
Other Income (Expense) - Net                          310      194        59.8
----------------------------------------------------------------------
Income (Loss) Before Income Taxes                 $   189  $   (74)          - %
===============================================================================
Operating revenues decreased $87, or 31.6%, in the first quarter of 2001, primarily related to the sale of SecurityLink in January 2001.

Operating expenses decreased $284, or 85.3%, in the first quarter of 2001. The sale of SecurityLink caused a decrease in operating expenses of approximately $106. The remainder of the decrease was due to billing of centralized service costs to our operational segments.

Consolidated Results

Interest expense increased $103, or 28.9%, in the first quarter of 2001. The majority of the increase was due to higher average debt levels related to our acquisition of Sterling in March 2000.

Interest income increased $154 in the first quarter of 2001. The increase was primarily due to the income accrued from Cingular for the amount owed to us on notes receivable previously eliminated in consolidation. However, this income was mostly offset against our equity earnings from Cingular, which included the interest expense on these notes; therefore having an immaterial impact on consolidated net income.

Other income (expense) - net increased $89 from $17 in the first quarter of 2000 to $106 in the first quarter of 2001. The first quarter of 2001 included gains on the sale of investments of approximately $129, consisting of the sale of Amdocs Limited (Amdocs) shares and other investments. These gains were partially offset by minority interest and dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $21. Additionally, in the first quarter of 2001, we recognized expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of $575 from the related mark to market adjustment on the Amdocs shares, for a net expense of $6.

The first quarter of 2000 included a gain on the sale of Telmex L shares of approximately $133, which was offset by the expense of marking the Debt Exchangeable for Common Stock (DECS) redeemable in Telmex L shares to market of $138. The first quarter of 2000 also included a gain on the sale of a cost investment of approximately $58, minority interest of $55 and interest rate swap income of $20.

Income Taxes in 2001 and 2000 reflect the tax effect of the normalizing items previously described in the Overview section. These charges increased income taxes by $84 and $65 in the first quarter of 2001 and 2000. The net effective tax rate on these one-time items differed as a result of nondeductible items included in the charges. Excluding these items, income taxes would have been $937 and $1,074 for the first quarter of 2001 and 2000. Income taxes were lower due primarily to lower income before income taxes. The decrease in the effective tax rate is due to increased utilization of tax credits and a decrease in non-deductible goodwill for businesses that were disposed of in 2000.

COMPETITIVE AND REGULATORY ENVIRONMENT

Reciprocal Compensation is billed to our wireline subsidiaries by competitors for the termination of certain local exchange traffic to competitors' customers. In February 1999, the Federal Communications Commission (FCC) declared that Internet traffic is not local traffic, but instead is primarily interstate, subject to interstate jurisdiction. However, the FCC found that existing federal law did not address to what extent, if any, compensation should be paid to competitors that deliver Internet traffic to Internet service providers and initiated a proceeding to establish such rules. In March 2000, the Court of Appeals for the District of Columbia vacated the FCC's February 1999 holding that Internet traffic is interstate and remanded the holding to the FCC for a more reasoned explanation of that conclusion. In April 2001, the FCC issued an order and further notice of proposed rulemaking (FNPR) addressing that remand.

In its April 2001 order, the FCC ruled that calls to Internet service providers are interstate access and not subject to reciprocal compensation. However, instead of immediately eliminating all compensation, the FCC established a transitional compensation mechanism for exchange of this traffic. Under this mechanism, the per-minute-of-use fee will be capped at 0.15 cents during the first six months following the order and decline to 0.07 cents after two years. In addition, the FCC capped the growth of Internet minutes for which carriers may seek compensation. The FCC transition plan is optional for incumbent local exchange carriers and in order to opt into the plan, incumbents must offer to exchange local and wireless traffic at the same compensation rate as Internet traffic. Although we cannot determine the exact impact of the FCC order at this time, we expect it to reduce our annual reciprocal compensation expense.

In its April 2001 FNPR, the FCC launched a broad examination of all forms of inter-carrier compensation as well as proposed to eliminate all reciprocal compensation when the transitional mechanism expires.

Ameritech Merger On October 8, 1999, we completed the merger of one of our subsidiaries with Ameritech. The FCC issued an order approving the transaction, subject to certain conditions, including fostering out-of-region competition (see "National-Local" below), promoting advanced services, opening local markets to competition and improving residential services. These FCC conditions require specific performance and reporting and contain enforcement provisions that could potentially trigger more than $2 billion in payments if certain goals are not met. Associated with these conditions, in the first quarter of 2001 we incurred approximately $23 in additional expenses, including payments for failing to meet certain performance measurements.

National-Local In 1999, we began implementation of our "National-Local" initiative in conjunction with our acquisition of Ameritech. We are required by the FCC to offer local exchange services in 30 new markets across the country by April 2002 or pay up to $40 for each market missed. We introduced service in five new markets in 2000 and 15 more by April 2001. In March of 2001, we scaled back our service offerings in these areas in response to certain economic environment and regulatory factors, while still fulfilling our FCC merger condition requirements. The effect of this initiative on our future results of operations and financial position cannot be determined at this time.

Pricing Flexibility In March 2001, the FCC issued a decision granting our petition requesting Phase I pricing flexibility for interstate, special access and dedicated transport services in 18 market areas and Phase II pricing flexibility in four additional market areas. In addition, we received Phase I pricing flexibility for dedicated transport and the carrier side of special access services in 13 market areas and Phase II pricing flexibility in 28 additional market areas. The market areas included in this decision represent certain metropolitan areas in our wireline subsidiaries' service regions, including Chicago, Illinois, Los Angeles, California and Dallas, Texas. Phase I flexibility permits our subsidiaries to offer volume and term discounts under contract for certain access services after they have demonstrated that competitors have made substantial investments in facilities in their market areas. Phase II flexibility permits special access and dedicated transport services to be removed from price cap regulation entirely after our subsidiaries have demonstrated that a greater level of competitive investment exists. We expect this decision to have a favorable effect on our results of operations and financial position, however we cannot determine the amount at this time.

Long Distance Applications In April 2001, we filed an application with the FCC to provide long distance service in Missouri and the FCC has 90 days from the filing date to rule on the application. We continue to seek long distance approval in our other in-region states and have filed applications with state commissions in Arkansas, California and Nevada.

Opportunity Indiana In March 2001, the Indiana Utility Regulatory Commission approved our Opportunity Indiana 2000 settlement agreement with certain modifications, including tightened service standard measurements, thus extending alternative regulation in Indiana through December 2003. This agreement is not expected to have a material effect on our results of operations or financial position.

Connecticut In March 2001, the Connecticut Department of Public Utility Control (CDPUC) issued a final decision granting our request to close our cable television business operating under the Southern New England Telecommunications Corporation (SNET) brand in Connecticut. Additionally, in April 2001, the CDPUC issued a draft decision extending SNET's alternative regulation plan indefinitely and the monitoring period until 2004. In its decision, the CDPUC rejected our request for authority to adjust local residential service rates annually based on the rate of inflation. The CDPUC is expected to issue a final alternative regulation decision in the second quarter of 2001.

OTHER BUSINESS MATTERS

New Accounting Standards On January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. Our adoption did not have a significant effect on our financial position or results of operations.

Valuation Adjustment See Note 9 for a discussion of the impairment of our cable operations.

Communications Workers of America Contract In March 2001, our telephone subsidiaries and the Communications Workers of America (CWA) ratified four labor contracts covering employees in 13 states.

LIQUIDITY AND CAPITAL RESOURCES

We had $551 in cash and cash equivalents available at March 31, 2001. During the first three months of 2001 our primary source of funds continued to be cash provided by operating activities. In the first quarter of 2000 our primary sources of funds included cash provided by operating activities and short-term borrowings issued to finance our acquisition of Sterling. We have entered into agreements with several banks for committed lines of credit totaling $4,200, all of which may be used to support commercial paper borrowings. We had no borrowings outstanding under these lines of credit as of March 31, 2001. Commercial paper borrowings as of March 31, 2001 and December 31, 2000 totaled $6,345 and $6,437, out of $8,000 authorized.

During the first quarter of 2001 we closed on an additional 632 towers under our agreement with SpectraSite Communications, Inc. (SpectraSite). The terms of the agreement call for us to receive cash and a proportionate amount of stock. In the first quarter of 2001 we received $162 in cash.

In the first quarter of 2001, we received approximately $783 related to the sale of our investment in diAx to TDC. Approximately $565 was recorded as a dividend, due to the nature of our investment in TDC, and was included in undistributed earnings from investments in equity affiliates.

Our investing activities during the first three months of 2001 consisted of $2,807 in construction and capital expenditures, primarily in the wireline segment, including $458 in fiber, electronics and other technology equipment for our broadband initiative, known as Project Pronto. Investing activities during the first three months of 2001 also included a receipt of $966 from Cingular for payment on notes receivable and asset dispositions of $244, primarily related to the sale of SecurityLink and the sale of Amdocs shares. There were no asset acquisitions during the first quarter of 2001. Investing activities during the first three months of 2000 included asset dispositions of $215, due to the sale of Telmex L shares, and asset acquisitions of $3,663 related to the acquisition of Sterling.

Short-term borrowings decreased $84 due to the repayment of notes with maturities of 90 days or less. We also spent $1,065 on the repurchase of shares of our common stock under the repurchase plan announced in January 2000. As of April 30, 2001, we have repurchased a total of approximately 83 million shares of our common stock of the 100 million shares authorized to be repurchased. Financing activities during the first three months of 2000 included new short-term borrowings to finance our acquisition of Sterling. Cash paid for dividends in the first three months of 2001 was $859, or 3.0% higher than in the first three months of 2000 due to an increase in dividends declared per share.

In February 2001, we redeemed prior to maturity approximately $500 of the Trust Originated Preferred Securities (TOPrS) with an interest rate of 7.56%. The TOPrS had an original maturity of 30 years and were included on the balance sheet as corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

In March 2001, we paid the principal amount of each of the DECS, as adjusted by the exchange rate specified in the DECS, in the form of cash, which we received from settlement of our note receivable with characteristics similar to the DECS.

In March 2001, we issued approximately $1,250 of ten-year, 6.25%, global notes. Additionally, we issued two, one-year notes for approximately $500 each, which carry variable interest rates. Each note's interest is calculated based on the London Interbank Offer Rate (LIBOR), one recalculating monthly at the LIBOR less 1 basis point and the other recalculating quarterly at the LIBOR less 2.5 basis points. In April 2001, we issued approximately $2,000 of five-year, 5.75%, global notes. The March and April 2001 notes are redeemable at any time, in whole or in part, and under certain circumstances, at a premium. The proceeds from these issuances were used to repay a portion of outstanding commercial paper debt and for general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2000.

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

  Adverse economic changes in the markets served by SBC, or countries in which we have significant investments.
  Changes in available technology.
  The final outcome of FCC rulemakings and judicial review, if any, of such rulemakings, including issues relating to jurisdiction.
  The final outcome of state regulatory proceedings in our 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, Project Pronto, service standards and reciprocal compensation.
  Enactment of additional state, Federal and/or foreign regulatory laws and regulations pertaining to our subsidiaries and foreign investments.
  The timing of entry and the extent of competition in the local and intraLATA toll markets in our 13-state area and our entry into the in-region long distance market.
  The impact of the Ameritech transaction, including performance with respect to regulatory requirements and merger integration efforts.
  The timing and cost of deployment of our broadband initiative also known as Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.
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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2001, non-employee directors acquired from the Company shares of common stock pursuant to the Company's Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 54,194 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $44.63 to $52.38, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

(b) Reports on Form 8-K

    On April 24, 2001, SBC filed a Form 8-K, reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits.  In the report, SBC disclosed a press release announcing first quarter earnings for 2001.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.

May 11, 2001                              /s/ Donald E. Kiernan
                                          Donald E. Kiernan
                                          Senior Executive Vice President
                                          and Chief Financial Officer

                                                          SBC COMMUNICATIONS INC.
                                              COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                                                Dollars in Millions

                                                      Three Months Ended
                                                           March 31,                      Year Ended December 31,
                                                     --------------------- ------------------------------------------------------
                                                          2001       2000       2000       1999       1998       1997       1996
                                                     ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income Before Income Taxes, Extraordinary Items
  and Cumulative Effect of Accounting Changes*        $  3,101   $  2,809   $ 12,367   $ 10,382   $ 11,859   $  6,356   $  8,789
     Add:   Interest Expense                               459        356      1,592      1,430      1,605      1,550      1,418
          Dividends on Preferred Securities                 21         26        118        118        114         98         68
          1/3 Rental Expense                                49         50        252        236        228        202        188
                                                     ---------- ---------- ---------- ---------- ---------- ---------- ----------

     Adjusted Earnings                                $  3,630   $  3,241   $ 14,329   $ 12,166   $ 13,806   $  8,206   $ 10,463
                                                     ========== ========== ========== ========== ========== ========== ==========

Total Interest Charges                                $    489   $    376   $  1,693   $  1,511   $  1,691   $  1,700   $  1,589
Dividends on Preferred Securities                           21         26        118        118        114         98         68
1/3 Rental Expense                                          49         50        252        236        228        202        188
                                                     ---------- ---------- ---------- ---------- ---------- ---------- ----------

     Adjusted Fixed Charges                           $    559   $     452  $  2,063   $  1,865   $  2,033   $  2,000   $  1,845
                                                     ========== ========== ========== ========== ========== ========== ==========

Ratio of Earnings to Fixed Charges                        6.49        7.17      6.95       6.52       6.79       4.10       5.67

*Undistributed earnings on investments accounted for under the equity method have been excluded.