Form 10-K/A
period 2000-12-31
SBC COMMUNICATIONS INC
filed 2001-06-27
CIK 732717

FORM l0-K/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
   |X|

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

or

   |_|

Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from______to______

Commission file Number l-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number 210-821-4105

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99-b         Annual Report on Form 11-K for the SBC Savings Plan for the year 2000.

(2) Exhibit 99-c         Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 2000.

(3) Exhibit 99-d         Annual Report on Form 11-K for the Ameritech Savings and Security Plan for Non-Salaried Employees for the year
                                   2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of June, 2001.

SBC COMMUNICATIONS INC. By /s/ Donald E. Kiernan
----------------------------------- Donald E. Kiernan Senior Executive Vice President and Chief Financial Officer

June 27, 2001

                                                                         EX 99-b
                                                              Form 10-K for 2000
                                                                 File No. 1-8610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 11-K

                                  ANNUAL REPORT

                              --------------------

                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                          Commission File Number l-8610

                            ------------------------

                                SBC SAVINGS PLAN

                            ------------------------

                             SBC COMMUNICATIONS INC.

                    175 E. Houston, San Antonio, Texas 78205

             Financial Statements, Supplemental Schedule and Exhibit

                                                                                         Page

Report of Independent Auditors........................................................... 1

Financial Statements:

        Statements of Net Assets Available for Benefits as of December 31, 2000 and 1999. 2

        Statement of Changes in Net Assets Available for Benefits for the
        Year Ended December 31, 2000....................................................  3

        Notes to Financial Statements...................................................  4

Supplemental Schedule:

        Schedule H, Line 4i - Schedule of Assets (Held at End of Year)..................  8

Exhibit:

        23-a  Consent of Ernst & Young LLP

                         REPORT OF INDEPENDENT AUDITORS

SBC Communications Inc., Plan Administrator
   for the SBC Savings Plan

We have audited the accompanying statements of net assets available for benefits of the SBC Savings Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000.  These financial statements are the responsibility of the Plan's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole.  The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and
Disclosure under the Employee Retirement Income Security Act of 1974.  This supplemental schedule is the responsibility of the Plan's management.  The supplemental schedule has been subjected to auditing procedures applied in our audits of the financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                          ERNST & YOUNG LLP

San Antonio, Texas
June 22, 2001

                                SBC SAVINGS PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                             (Dollars in Thousands)

                                                             December 31,
                                                    -------------------------------
                                                       2000               1999
                                                    ------------       ------------
ASSETS

Investments (See Note 4)                         $    5,768,391     $    6,686,120
Cash                                                          -                152
Participant contributions receivable                         13                  7
Dividends and interest receivable                           551                387
Receivable for investments sold                           1,903                202
Other                                                        78                 39
                                                    ------------       ------------

  Total Assets                                        5,770,936          6,686,907
                                                    ------------       ------------

LIABILITIES

Overdrafts                                                2,352                  -
Payable for investments purchased                             -             12,086
Administrative expenses payable                           1,136                646
Dividends and interest payable                              789              4,063
Long-term debt:
   SBC Communications Inc.                               35,996             54,762
   Other                                                      -             28,866
Other                                                         7                 10
                                                    ------------       ------------

  Total Liabilities                                      40,280            100,433
                                                    ------------       ------------

Net Assets Available for Benefits                $    5,730,656     $    6,586,474
                                                    ============       ============

See Notes to Financial Statements.

                                SBC SAVINGS PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

Net Assets Available for Benefits, December 31, 1999   $    6,586,474

Additions to Net Assets:
  Contributions:
  Participant contributions                                   235,677
  Employer contributions                                       67,162
                                                          ------------

                                                              302,839
                                                          ------------

Investment Income:
 Dividends on SBC common shares                                73,902
 Interest                                                      52,575
                                                          ------------

                                                              126,477
                                                          ------------

   Total Net Additions                                        429,316
                                                          ------------

Deductions from Net Assets:
  Net depreciation in value of investments                    165,226
  Administrative expenses                                       4,463
  Interest expense                                              6,929
  Distributions                                             1,108,516
                                                          ------------

   Total Deductions                                         1,285,134
                                                          ------------

Net Assets Available for Benefits, December 31, 2001   $    5,730,656
                                                          ============

See Notes to Financial Statements.

                                SBC SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Thousands)

1.  Plan Description - The SBC Savings Plan (Plan) was established by SBC Communications Inc. (SBC) to
    ----------------
    provide a convenient way for eligible employees to save for retirement on a regular and long-term basis.
    The following description of the Plan provides only general information.  The Plan has detailed provisions covering participant eligibility, participant allotments from pay, participant withdrawals, participant loans, employer contributions and related vesting of contributions and Plan expenses.  The
    Plan text and prospectus include complete descriptions of these and other Plan provisions.  The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    Participants can invest their contributions in one or more of the following funds in 1% increments: the
    SBC Shares Fund, the Bond Fund, the Diversified Equity Portfolio, the Interest Income Fund, the Asset
    Allocation Fund and the Global Equity Fund. Effective January 1, 2001, participants may also invest their contributions in the Mid and Small Cap Fund and the International Stock Fund.

    Company matching contributions are made solely in the form of shares of SBC's common stock held in a leveraged Employee Stock Ownership Plan (ESOP) which is a separate investment account of this Plan.

    The Plan prefunded the ESOP by borrowing Guaranteed Salaried Employees' ESOP Notes due 2005, the
    repayment of which is guaranteed by SBC.  Funds borrowed by the Plan were used to purchase shares of
    SBC's common stock held in the open market (Financed Shares), which act as collateral for reimbursement to
    SBC for any payments it makes under its guarantee of the ESOP Notes.  Dividends on Financed Shares and
    employer cash contributions are used by the Plan to make the required principal and interest payments on the ESOP Notes.  As the ESOP Notes are paid down, the Financed Shares are released from the collateral.
    The Financed Shares are allocated to participants' accounts in the form of a company matching contribution.  In lieu of dividends on Financed Shares previously allocated to participants, additional
    Financed Shares are allocated to participants' accounts.  The interest rate on the notes range from 6.79%
    to 7.89%.

    To the extent insufficient shares have been released through payments on outstanding notes net of amounts refinanced, additional employer contributions are made to the ESOP to purchase shares necessary to meet any shortfall in the company match or in the shares issued in lieu of dividends.  Dividends on these shares are used to acquire additional shares which are allocated to participants' accounts in the ESOP.
    Should shares released exceed the required company matching contribution, the excess is considered an additional employer contribution and is allocated to participants' accounts based on each participant's proportionate share of actual plan year ESOP contributions.

    Dividends on shares in the SBC Shares Fund are paid into a separate fund known as a Dividend Fund Account
    (DFA).  At the end of the year, dividends held in the DFA are paid out to the participant.  The participant may elect reinvestment and have the special Deferred-Tax Allotment offset the payout through the purchase of additional units.  Interest earned on dividends held in the DFA will be paid into the SBC
    Shares Fund.  During 2000, Plan participants elected to receive $35.2 million in dividend distributions.
    This amount is included in distributions on the statement of changes in net assets.

    Although it has not expressed any intent to do so, SBC has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.  In the event that the Plan is terminated, subject to the conditions set forth by ERISA, the account balances of all participants shall be 100% vested.

2.  Accounting Policies - The values of investments are determined as follows: SBC common shares on the basis
    -------------------
    of the closing price as reported on the New York Stock Exchange; contracts with insurance companies and other financial institutions at principal plus reinvested interest which approximates fair value; common collective trust funds at values obtained from fund managers; and temporary cash investments at cost which approximates fair value.

    Purchases and sales of  securities  are  reflected as of the trade date.  Dividend  income is recognized on the ex-dividend date.  Interest earned on investments is recognized on the accrual basis.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for
    Derivative Instruments and Hedging Activities" (FAS 133), which requires all derivatives to be recorded on the statement of net assets available benefits at fair value, and requires changes in the fair value of the derivatives to be recorded on the statement of changes in net assets available for benefits.  SBC adopted FAS 133 on January 1, 2001, and the Plan's December 31, 2001 financial statements will reflect this adoption.  However, because of the Plan's minimal use of derivatives, SBC does not expect that adoption of this standard will have a significant effect on the Plan.

3.  Voluntary Enhanced Pension and Retirement Program - In October 2000, SBC implemented a voluntary enhanced
    -------------------------------------------------
    pension and retirement program (EPR) to reduce the number of management employees.  The program offered eligible management employees who decided to terminate employment an enhanced pension benefit and increased eligibility for post-retirement medical and dental benefits.  Although distributions under normal plan provisions increased due to the EPR program, partial termination of the Plan did not occur.

4.  Investments - Investments representing 5% or more of Plan net assets at either December 31, 2000 or 1999
    ------------
    were:

                                                                  2000              1999
                                                              -----------        ----------
    Employee Stock Ownership Plan*
    ------------------------------
    SBC common shares:
       Allocated                                            $  1,184,049      $  1,280,082
       Unallocated                                          $     84,996      $    228,258

    SBC Shares Fund
    ---------------
       SBC common shares                                    $  1,648,251      $  2,129,807

    Diversified Equity Portfolio
    ----------------------------
       Barclays Global Investors Equity Index Fund F        $  1,379,669      $  1,667,335

    Asset Allocation Fund
    ---------------------
       Barclays Global Investors U.S. Tactical Asset        $    403,199      $    447,668
       Allocation Fund F

    *  Nonparticipant-directed

    During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value as follows:

    Common Stock                                  $     19,853
    Common Collective Trusts                           145,373
                                                    ----------
    Total                                         $    165,226
                                                    ==========

    The Interest Income Fund consists of contracts with various companies that promise to repay principal plus accrued income at contract maturity, subject to the creditworthiness of the issuer.  Interest crediting rates are generally established when the contract is purchased and are not reset.  For the years ended December 31, 2000 and 1999, the average interest rates earned on these contracts were 6.29%
    and 6.04%.  At December 31, 2000, the fixed crediting interest rates on these contracts ranged from 5.24%
    to 7.65%.  At December 31, 1999, the fixed crediting interest rates on these contracts ranged from 5.06%
    to 8.38%.

The Interest Income Fund invests in both guaranteed investment contracts (GICs) and synthetic investment contracts (SICs).  SICs differ from GICs in that the assets supporting the SICs are owned by the Plan.  A bank or insurance company issues a wrapper contract that allows participant directed transactions to be made at contract value.  Wrapper contracts are valued as the difference between the fair value of the supporting assets and the contract value.  The assets supporting the GICs and SICs generally consist of high quality fixed income securities with fair values of $615,408 and $481,369 at December 31, 2000 and
    1999.  The contract values of the GICs and SICs at December 31, 2000 and 1999 were $605,647 and $486,799.

5.  Nonparticipant-Directed Investments - Information about the net assets and the significant components of
    -----------------------------------
    the changes in net assets relating to the nonparticipant-directed investments as of December 31 is as follows:

                                                          2000            1999
                                                       ----------      ----------
    Assets
    ------
    SBC common shares:
       Allocated                                      $ 1,184,049     $ 1,280,082
       Unallocated                                         84,996         228,258
    Temporary cash investments                             14,644          25,735
    Cash                                                        -               2
    Dividends and interest receivable                          83             120
    Receivable for investments sold                         1,903             202
    Other                                                      16               -
                                                       ----------      ----------
       Total Assets                                     1,285,691       1,534,399
                                                       ----------      ----------

    Liabilities
    -----------
    Overdrafts                                              2,352               -
    Administrative expenses payable                           152             106
    Interest payable                                          758           4,063
    Long-term debt                                         35,996          83,628
                                                       ----------      ----------
       Total Liabilities                                   39,258          87,797
                                                       ----------      ----------

       Net Assets Available for Benefits             $  1,246,433    $  1,446,602
                                                       ==========      ==========

                                                                          2000
                                                                       ----------

    Net Assets Available for Benefits, December 31, 1999             $  1,446,602

   Employer contributions                                              67,162
       Interest income                                                      4,676
       Dividends                                                           30,284
       Net depreciation in  fair value of investments                     (23,580)
       Administrative expenses                                               (457)
       Interest expense                                                    (6,929)
       Distributions                                                     (271,325)
                                                                       ----------
                                                                         (200,169)
                                                                       ----------

    Net Assets Available for Benefits, December 31, 2000             $  1,246,433
                                                                       ==========

6.  Long-Term Debt - Long-term debt consists of the ESOP Notes issued in connection with the ESOP and the
    --------------
    refinancing notes (as discussed in Note 1).  At December 31, 2000, the aggregate principal amounts of long-term debt scheduled for repayment for the years 2001 through 2005 were $4,302, $4,616, $4,952,
    $3,959 and $18,077.  The carrying amount and the estimated fair value of the ESOP and refinancing notes as of December 31 were:

                                                      2000             1999
                                                   -----------     -----------

    Carrying Amount                                 $  35,996       $  83,628
                                                   ===========     ===========
    Fair Value                                      $  36,890       $  83,505
                                                   ===========     ===========

    The fair values of the ESOP Notes were estimated based on quoted prices.  The fair value of the refinancing notes were estimated based on discounted future cash flows using current interest rates.

7.  Tax Status - The Internal Revenue Service issued a determination letter on November 4, 1997, stating
    ----------
    that the Plan and related trust are designed in accordance with applicable sections of the Internal
    Revenue Code (IRC).  The Plan has been amended since the determination letter was received.  The Plan
    Administrator believes that the Plan is currently designed and is operating in compliance with the applicable requirements of the IRC.

8.  Reconciliation of Financial Statements to Form 5500 - The following is a reconciliation of Net Assets
    ---------------------------------------------------
    Available for Benefits per the financial statements to the Form 5500 as of December 31:

                                                                       2000              1999
                                                                   ------------      ------------
    Net Assets Available for Benefits per the financial statement  $ 5,730,656       $ 6,586,474

    Less: Distribution payable to participants                          20,220                 -
                                                                   ------------      ------------
    Net Assets Available for Benefits per the Form 5500            $ 5,710,436       $ 6,586,474
                                                                   ============      ============

    The following is a reconciliation of benefits paid to participants per the financial statements to the
    Form 5500 for the year ended December 31, 2000:

                                                                                     2000
                                                                                 ------------

    Distributions to participants per the financial statements                   $ 1,108,516

Add:  Distributions payable to participants at December 31, 2000                  20,220

Less: Distributions payable to participants at December 31, 1999                       -

                                                                             ------------

    Distributions to participants per the Form 5500                              $ 1,128,736
                                                                                 ============

    Distributions payable to participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, but not yet paid as of that date.

9.  Subsequent Event - Due to the merger of SBC and Ameritech Corporation (Ameritech) effective October 8,
    ----------------
    1999, the Ameritech Savings Plan for Salaried Employees (Ameritech Plan) merged into the Plan effective
    January 1, 2001.  In conjunction with the merger, all assets of the Ameritech Plan were either transferred directly to the Plan through in-kind securities transfers or sold and the cash transferred to the Plan, together with the unallocated SBC common shares and the remaining liability under the loan agreement.

                                SBC SAVINGS PLAN
                          EIN 43-1301883, PLAN NO. 002

         SCHEDULE H, LINE 4i - SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                December 31, 2000
                             (Dollars in Thousands)

                                                    Description of                      Current
  Identity of Issue                                   Investment             Cost        Value
  -------------------------------------------   ------------------------  ----------  -----------

  Employee Stock Ownership Plan
  -----------------------------
  *   SBC common shares:
        Allocated                                  24,796,835 shares     $   440,743 $  1,184,049
        Unallocated                                1,780,016 shares           33,362       84,996
  *   Boston Safe Deposit and Trust Company     Temporary cash investment     14,644       14,644
                                                                           ----------  -----------

        Total Employee Stock Ownership Plan                                  488,749    1,283,689
                                                                           ----------  -----------

  SBC Shares Fund
  ---------------
  *   SBC common shares                            34,518,351 shares                    1,648,251
  *   Boston Safe Deposit and Trust Company     Temporary cash investment                  78,076
                                                                                       -----------

        Total SBC Shares Fund                                                 **        1,726,327
                                                                                       -----------

  Bond Fund
  ---------
  *   Barclays Global Investors Intermediate                                           -----------
        Government/Credit Bond Index Fund F         6,733,145 units           **           86,454
                                                                                       -----------

  Diversified Equity Portfolio
  ----------------------------
  *   Barclays Global Investors Equity                                                 -----------
        Index Fund F                               79,429,989 units           **        1,379,699
                                                                                       -----------

  Interest Income Fund
  --------------------

  Allstate Life Insurance Company              Synthetic contract wrapper
                                                 #31068-W, 6.09%, ***                          (1)
  Allstate Life Insurance Company               Allstate SA Wind Down                       1,787
                                                                                       -----------
                                                                                            1,786

  Allstate Life Insurance Company                   7.06% - 7.10%,
                                                 11/14/03 - 11/22/04                       21,332
  Bank of America                              Synthetic contract wrapper
                                                 #99-058, 7.13%, ***                       (1,251)
  WFS Financial Owners Trust                          Prime Auto                           10,180
  WFS Financial Owners Trust                        Sub Prime Auto                          5,222
  Countrywide                                        ABS - Other                            7,898
  Ford Auto Owners Trust                              Prime Auto                            7,868
  Ford Auto Owners Trust                              Prime Auto                            3,008
  Providian Master Trust                         Monoline Credit Card                       7,287
  Federal Home Loan Mortgage Company             Home Equity Monoline                       6,484
  Avis AESOP Leasing L.P.                          Operating Assets                         5,412
  Toyota Auto Rec Owner Trust                         Prime Auto                            4,015
  Residential Asset Se                          Home Equity Senior Sub                      3,028
  Daimler Chrysler                                    Prime Auto                            1,225
  Bank of America                                    Cash on Hand                             482
                                                                                       -----------
                                                                                           60,858

  Business Men's Assurance Company of America       7.41% - 7.44%,
                                                  7/29/03 - 7/15/04                        14,877
  CDC Financial Products Inc.                       6.99% - 7.01%,
                                                  5/23/05 - 10/17/05                       30,384
  Chase Manhattan Bank                         Synthetic contract wrapper
                                                #401740-L2, 6.71%, ***                        (76)
  IGT Lambda                                         99-3Q-4.0yD                            6,297
                                                                                       -----------
                                                                                            6,221
  Chase Manhattan Bank                        Synthetic contract wrapper
                                                 #426423-T, 7.00%, ***                       (592)
  Fannie Mae Grantor Trust                     FHA/VA Reperforming Pass                    10,187
  Capital One Auto                               Monoline Credit Card                       7,062
  Harley-Davidson Eagleman                            Prime Auto                            4,111
  Fleet Credit Card MT                             Bank Credit Card                         3,973
  Chase Manhattan Bank                               Cash on Hand                             148
                                                                                       -----------
                                                                                           24,889
  Continental Assurance Company               Synthetic contract wrapper
                                                #631-05868, 5.65%,***                          35
  INVESCO                                          Group Trust Beta                        10,370
                                                                                       -----------
                                                                                           10,405
  Deutsche Bank AG                            Synthetic contract wrapper
                                                #PRM-SNM1, 5.63%, ***                        (129)
  United States Treasury                            Treasury Note                           8,267
  General Electric Capital                        Corporate Finance                         1,767
  General Electric Capital                        Corporate Finance                         1,455
                                                                                       -----------
                                                                                           11,360

  GE Life and Annuity Assurance Company             6.87% - 7.47%,
                                                 12/17/01 - 12/1/03                        19,425
  Jackson National Life Insurance Company           6.93% - 7.42%,
                                                  6/29/01 - 8/18/04                        12,163
  John Hancock Mutual Life Insurance Company        5.28% - 6.72%,
                                                   1/2/01 - 2/3/03                         69,460
  Massachusetts Mutual Life Insurance Company  Synthetic contract wrapper
                                                  #10483, 6.08%, ***                            9
  Massachusetts Mutual Life Insurance Company   Separate Account B-11                       2,179
                                                                                       -----------
                                                                                            2,188

  Metropolitan Life Insurance Company               5.25% - 6.74%,
                                                  4/15/01 - 3/20/02                        68,158
  Monumental Life Insurance Company                 6.28% - 6.87%,
                                                  10/15/01 - 1/19/04                      19,201
  Monumental Life Insurance Company            Synthetic contract wrapper
                                                 #00291TR, 6.16%, ***                        (182)
  Toyota Auto Lease Trust                            Auto Leases                            3,091
  Premier Auto Master Trust                           Prime Auto                            2,653
  Copel Capital Funding                         Small Equipment Lease                       2,000
  First USA Master Trust                           Bank Credit Card                         1,973
  Amex. Optima CC MT                             Monoline Credit Card                       1,658
  Commonwealth Edison                               Stranded Cost                           1,652
  Monumental Life Insurance Company                  Cash on Hand                              61
                                                                                       -----------
                                                                                           12,906

  New York Life Insurance Company                   5.24% - 6.74%,
                                                   6/29/01 - 9/1/03                        47,606
  Prudential Insurance Company of America           6.99% - 7.48%,
                                                  10/6/03 - 11/30/05                      36,695
  Security Life of Denver Insurance Company         7.35% - 7.65%,
                                                  2/11/03 - 11/12/03                      16,785
  State Street Bank and Trust                  Synthetic contract wrapper
                                                #98246-LB1, 5.47%, ***                         48
  IGT: Lambda                                        98-4Q-3.0yD                            4,371
                                                                                       -----------
                                                                                            4,419
  State Street Bank and Trust Company          Synthetic contract wrapper
                                                  #99038, 6.53%, ***                       (1,472)
  MBNA Master Trust                              Monoline Credit Card                       8,153
  MBNA Master Trust                              Monoline Credit Card                       5,264
  MBNA Master Trust                              Monoline Credit Card                       3,701
  Sears Credit Account Trust                     Monoline Credit Card                       7,543
  Sears Credit Account Trust                      Retail Credit Card                        6,202
  Sovereign Bank Home Equity                     Home Equity Monoline                       5,098
  Daimler-Benz Auto                                   Prime Auto                            4,959
  Saxon Asset Securities Trust                  Home Equity Senior Sub                      4,546
  Fleet Credit Card MT                           Monoline Credit Card                       4,246
  Citibank Credit Card MT                          Bank Credit Card                         2,518
  State Street Bank and Trust                        Cash on Hand                             279
                                                                                       -----------
                                                                                           51,037

  Sun America Life Insurance Company                7.02% - 7.55%,
                                                   1/2/04 - 11/4/08                        35,071
  Travelers Insurance Company Life Department       5.40%, 12/31/01                        26,415
  United of Omaha Life Insurance Company            7.13%, 12/14/01                         2,004
                                                                                       -----------
                                                                                          605,646

  *    Boston Safe Deposit and Trust Company     Temporary cash investment                 23,095
                                                                                       -----------
        Total Interest Income Fund                                           **           628,741
                                                                                       -----------

  Asset Allocation Fund
  ---------------------
  *   Barclays Global Investors U.S. Tactical                                          -----------
        Asset Allocation Fund F                    23,510,144 units          **           403,199
                                                                                       -----------

  Global Equity Fund
  ------------------
  *   Barclays Global Investors U.S. Equity
        Market Fund F                               3,734,883 units                       111,188
  *   Barclays Global Investors EAFE Equity Index
         Fund F                                     1,828,653 units                        36,463
                                                                                       -----------

        Total Global Equity Fund                                             **           147,651
                                                                                       -----------

  Loan Fund
  ---------
                                                                                       -----------
  *   Loans to Plan Participants                    9.50% - 10.50%           **           112,630
                                                                                       -----------

      TOTAL                                                                         $   5,768,391
                                                                                       ===========

  *    Party-in-Interest.
  **   Participant-directed investment, cost not required.
  ***  Synthetic Insurance Contracts, no stated maturity.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator for the Plan has
duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                                        SBC SAVINGS PLAN

                                                        By SBC Communications Inc., Plan Administrator
                                                        for the Foregoing Plan

                                                        By  /s/ Karen E. Jennings
                                                            ----------------------------
                                                            Karen E. Jennings
                                                            Senior Executive Vice President-
                                                            Human Resources

Date: June 27, 2001

                                  EXHIBIT INDEX

      Exhibit identified below, is filed herein as exhibit hereto.

    Exhibit
     Number
  -----------

      23-a     Consent of Independent Auditors Ernst & Young LLP.

EX 23-a
                                                                                             Form 11-K for 2000
                                                                                                File No. l-8610

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in the Registration Statements (Form S-8, No. 333-24295,
        333-66105 and 333-88667) pertaining to the SBC Savings Plan of our report dated June 22, 2001, with respect to the financial statements and supplemental schedules of the SBC Savings Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2000.

                                                          ERNST & YOUNG LLP

        San Antonio, Texas
        June 22, 2001

                                                                          EX99-c
                                                              Form 10-K for 2000
                                                                 File No. 1-8610

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 11-K

                                  ANNUAL REPORT

                              --------------------

                        Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                          Commission File Number l-8610

                   ------------------------------------------

                          SBC SAVINGS AND SECURITY PLAN

                   ------------------------------------------

                             SBC COMMUNICATIONS INC.

                    175 E. Houston, San Antonio, Texas 78205

                   Financial Statements, Supplemental Schedule and Exhibit

                                                                                          Page

Report of Independent Auditors.............................................................  1

Financial Statements:

        Statements of Net Assets Available for Benefits as of December 31, 2000 and 1999...  2

        Statement of Changes in Net Assets Available for Benefits for the
        Year Ended December 31, 2000.......................................................  3

        Notes to Financial Statements......................................................  4

Supplemental Schedule:

        Schedule H, Line 4i - Schedule of Assets (Held at End of Year).....................  8

Exhibit:

        23-a  Consent of Ernst & Young LLP

                                        REPORT OF INDEPENDENT AUDITORS

SBC Communications Inc., Plan Administrator
   for the SBC Savings and Security Plan

We have audited the accompanying statements of net assets available for benefits of the SBC Savings and
Security Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000.  These financial statements are the responsibility of the
Plan's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole.  The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and
Disclosure under the Employee Retirement Income Security Act of 1974.  This supplemental schedule is the responsibility of the Plan's management.  The supplemental schedule has been subjected to auditing procedures applied in our audits of the financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                                 ERNST & YOUNG LLP

San Antonio, Texas
June 22, 2001

                          SBC SAVINGS AND SECURITY PLAN
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                             (Dollars in Thousands)

                                                             December 31,
                                                    --------------------------------
                                                        2000               1999
                                                    -------------      -------------
ASSETS

Investments (See Note 3)                         $     4,634,699    $     4,886,427
Cash                                                           -                176
Participant contributions receivable                           7                 19
Dividends and interest receivable                            437                382
Receivable for investments sold                              224                 92
Other                                                         52                  -
                                                    -------------      -------------

  Total Assets                                         4,635,419          4,887,096
                                                    -------------      -------------

LIABILITIES

Payable for investments purchased                              -             10,799
Administrative expenses payable                            1,054                413
Interest payable                                               -              1,290
Long-term debt:
   SBC Communications Inc.                                   644             23,768
   Other                                                       -             22,380
Other                                                          -                  6
                                                    -------------      -------------

  Total Liabilities                                        1,698             58,656
                                                    -------------      -------------

Net Assets Available for Benefits                $     4,633,721    $     4,828,440
                                                    =============      =============

See Notes to Financial Statements.

                          SBC SAVINGS AND SECURITY PLAN
            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (Dollars in Thousands)

Net Assets Available for Benefits, December 31, 1999   $     4,828,440

Additions to Net Assets:
  Contributions:
   Participant contributions                                  212,428
   Employer contributions                                      70,317
                                                         -------------

                                                              282,745
                                                         -------------

 Investment Income:
   Dividends on SBC common shares                              70,243
   Interest                                                    44,234
                                                         -------------

                                                              114,477
                                                         -------------

   Total Net Additions                                        397,222
                                                         -------------

Deductions from Net Assets:
  Net depreciation in fair value of investments               113,182
  Administrative expenses                                       5,466
  Interest expense                                              2,563
  Distributions                                               470,730
                                                         -------------

   Total Deductions                                           591,941
                                                         -------------

Net Assets Available for Benefits, December 31, 2000   $    4,633,721
                                                         =============

See Notes to Financial Statements.

                                         SBC SAVINGS AND SECURITY PLAN
                                         NOTES TO FINANCIAL STATEMENTS
                                            (Dollars in Thousands)

1.  Plan Description - The SBC Savings and Security Plan (Plan) was established by SBC Communications Inc.
    ----------------
    (SBC) to provide a convenient way for eligible employees to save for retirement on a regular and long-term basis. The majority of eligible employees are represented by the Communications Workers of
    America.  The following description of the Plan provides only general information.  The Plan has detailed provisions covering participant eligibility, participant allotments from pay, participant withdrawals, participant loans, employer contributions and related vesting of contributions and Plan expenses.  The
    Plan text and prospectus include complete descriptions of these and other Plan provisions.  The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    Participants can invest their contributions in one or more of the following funds in 1% increments:  the
    SBC Shares Fund, the Bond Fund, the Diversified Equity Portfolio, the Interest Income Fund, the Asset
    Allocation Fund and the Global Equity Fund.

    Company matching contributions are made solely in the form of shares of SBC's common stock held in a leveraged Employee Stock Ownership Plan (ESOP) which is a separate investment account of this Plan.

    The Plan prefunded the ESOP by borrowing Guaranteed Non-Salaried Employees' ESOP Notes due 2005, the
    repayment of which is guaranteed by SBC. Funds borrowed by the Plan were used to purchase shares of SBC's common stock held in the open market (Financed Shares), which act as collateral for reimbursement to SBC for any payments it makes under its guarantee of the ESOP Notes.  Dividends on Financed Shares and
    employer cash contributions are used by the Plan to make the required principal and interest payments on the ESOP Notes.  As the ESOP Notes are paid down, the Financed Shares are released from the collateral.
    The Financed Shares are allocated to participants' accounts in the form of a company matching contribution.  In lieu of dividends on Financed Shares previously allocated to participants, additional
    Financed Shares are allocated to participants' accounts.  The interest rate on the notes is 7.78%.

    To the extent insufficient shares have been released through payments on outstanding notes net of amounts refinanced, additional employer contributions are made to the ESOP to purchase shares necessary to meet any shortfall in the company match or in the shares issued in lieu of dividends.  Dividends on these shares are used to acquire additional shares which are allocated to participants' accounts in the ESOP.
    Should shares released exceed the required company matching contribution, the excess is considered an additional employer contribution and is allocated to participants' accounts based on each participant's proportionate share of actual plan year ESOP contributions.

    Dividends on shares in the SBC Shares Fund are paid into a separate fund known as a Dividend Fund Account
    (DFA).  At the end of the year, dividends held in the DFA are paid out to the participant.  The participant may elect reinvestment and have the special Deferred-Tax Allotment offset the payout through the purchase of additional units.  Interest earned on dividends held in the DFA will be paid into the SBC
    Shares Fund.  During 2000, Plan participants elected to receive $38.7 million in dividend distributions.
    This amount is included in distributions on the statement of changes in net assets.

    Although  it has not  expressed  any intent to do so, SBC has the right under the Plan to  discontinue  its contributions  at any time and to  terminate  the Plan  subject to the  provisions  of ERISA.  In the event that the Plan is  terminated,  subject to the conditions  set forth by ERISA,  the account  balances of all participants shall be 100% vested.

2.  Accounting Policies - The values of investments are determined as follows: SBC common shares on the basis
    -------------------
    of the closing price as reported on the New York Stock Exchange; contracts with insurance companies and other financial institutions at principal plus reinvested interest which approximates fair value; common collective trust funds at values obtained from fund managers; and temporary cash investments at cost which approximates fair value.  Purchases and sales of securities are reflected as of the trade date.
    Dividend income is recognized on the ex-dividend date.  Interest earned on investments is recognized on the accrual basis.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for
    Derivative Instruments and Hedging Activities" (FAS 133), which requires all derivatives to be recorded on the statement of net assets available benefits at fair value, and requires changes in the fair value of the derivatives to be recorded on the statement of changes in net assets available for benefits.  SBC adopted FAS 133 on January 1, 2001, and the Plan's December 31, 2001 financial statements will reflect this adoption.  However, because of the Plan's minimal use of derivatives, SBC does not expect that adoption of this standard will have a significant effect on the Plan.

3.  Investments - Investments  representing  5% or more of Plan net assets at either  December 31, 2000 or 1999
    -----------
    were:

                                                            2000            1999
                                                         -----------    -----------
    Employee Stock Ownership Plan *
    -------------------------------
    SBC common shares:
       Allocated                                        $ 1,209,908    $ 1,197,257
       Unallocated                                      $         3    $   118,174

    SBC Shares Fund
    ---------------
    SBC common shares                                   $ 1,941,683    $ 1,941,683

    Diversified Equity Portfolio
    ----------------------------
    Barclays Global Investors Equity Index Fund         $   516,372    $   549,268

    *  Nonparticipant-directed

    During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value as follows:

    Common Stock                                  $    62,626
    Common Collective Trusts                           50,556
                                                    -----------
    Total                                         $   113,182
                                                    ===========

    The Interest Income Fund consists of contracts with various companies that promise to repay principal plus accrued income at contract maturity, subject to the creditworthiness of the issuer.  Interest crediting rates are generally established when the contract is purchased and are not reset.  For the years ended
    December 31, 2000 and 1999, the average interest rates earned on these contracts were 6.15% and 5.89%.  At
    December 31, 2000, the fixed crediting interest rates on these contracts ranged from 5.18% to 8.00%.  At
    December 31, 1999, the fixed crediting interest rates on these contracts ranged from 5.08% to 8.38%.

    The Interest Income Fund invests in both guaranteed investment contracts (GICs) and synthetic investment contracts (SICs).  SICs differ from GICs in that the assets supporting the SICs are owned by the Plan.  A bank or insurance company issues a wrapper contract that allows participant directed transactions to be made at contract value.  Wrapper contracts are valued as the difference between the fair value of the supporting assets and the contract value.  The assets supporting the GICs and SICs generally consist of high quality fixed income securities with a fair value of $381,022 and $320,735 at December 31, 2000 and
    1999.  The contract value of the GICs and SICs at December 31, 2000 and 1999 were $376,050 and $324,896.

4.  Nonparticipant-Directed Investments - Information about the net assets and the significant components of
    -----------------------------------
    the changes in net assets relating to the nonparticipant-directed investments as of December 31 is as follows:

                                                          2000            1999
                                                       ----------      ----------
    Assets
    ------
    SBC common shares:
       Allocated                                     $  1,209,908   $   1,197,257
       Unallocated                                              3         118,174
    Temporary cash investments                              2,300          19,769
    Dividends and interest receivable                          24              96
    Receivable for investments sold                           224              92
    Other                                                       1               -
                                                       ----------      ----------
       Total Assets                                     1,212,460       1,335,388
                                                       ----------      ----------

    Liabilities
    -----------
    Administrative expenses payable                           248             107
    Interest payable                                            -           1,290
    Long-term debt                                            644          46,148
                                                       ----------      ----------
       Total Liabilities                                      892          47,545
                                                       ----------      ----------

       Net Assets Available for Benefits             $  1,211,568    $  1,287,843
                                                       ==========      ==========

                                                                          2000
                                                                       ----------

    Net Assets Available for Benefits, December 31, 1999             $  1,287,843

   Employer contributions                                              70,317
       Interest income                                                      2,267
       Dividends                                                           26,441
       Net depreciation   in  fair   value  of investments                (29,306)
       Administrative expenses                                             (1,115)
       Interest expense                                                    (2,563)
       Distributions                                                     (142,316)
                                                                       ----------
                                                                          (76,275)
                                                                       ----------

    Net Assets Available for Benefits, December 31, 2000             $  1,211,568
                                                                       ==========

5.  Long-Term Debt - Long-term debt consists of the ESOP Notes issued in connection with the ESOP and the
    --------------
    refinancing notes (as discussed in Note 1).  At December 31, 2000, there was no long-term debt scheduled for repayment for the year 2001.  The remaining $644 is due in the year 2005.  The carrying amount and the estimated fair value of the ESOP and refinancing notes as of December 31 were:

                                                      2000            1999
                                                  -----------     -----------

    Carrying Amount                                $     644       $  46,148
                                                  ===========     ===========
    Fair Value                                     $     644       $  46,169
                                                  ===========     ===========

    At December 31, 2000 and 1999, the fair value of the ESOP Note was estimated based on quoted prices.  At
    December 31, 1999, the fair values of the 8.41% ESOP Notes were estimated based on quoted prices and the fair value of the 9.40% ESOP Notes were estimated based on discounted future cash flows using current interest rates.

6.  Tax Status - The Internal Revenue Service issued a determination letter on March 10, 1997, stating that
    ----------
    the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue
    Code (IRC).  The Plan has been amended since the determination letter was received.  The Plan
    Administrator believes that the Plan is currently designed and is operating in compliance with the applicable requirements of the IRC.

7.  Reconciliation of Financial Statements to Form 5500 - The following is a reconciliation of Net Assets
    ---------------------------------------------------
    Available for Benefits per the financial statements to the Form 5500 as of December 31:

                                                                             2000             1999
                                                                         ------------    ------------
    Net Assets Available for Benefits per the financial statements      $  4,633,721    $  4,828,440

Less: Distribution payable to participants                                 1,583               -
                                                                         ------------    ------------

    Net Assets Available for Benefits per the Form 5500                 $  4,632,138    $  4,828,440
                                                                         ============    ============

    The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ended December 31, 2000:

                                                                                     2000
                                                                                 -----------
    Distributions to participants per the financial statements                    $ 470,730

Add:  Distributions payable to participants at December 31, 2000                  1,583

Less: Distributions payable to participants at December 31, 1999                      -
                                                                                ------------
    Distributions to participants per the Form 5500                               $ 472,313                                                                                                 $
                                                                                ============

    Distributions payable to participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, but not yet paid as of that date.

                                         SBC SAVINGS AND SECURITY PLAN
                                         EIN 43-1301883, PLAN NO. 004

                        SCHEDULE H, LINE 4i - SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                                December 31, 2000
                                            (Dollars in Thousands)

                                                    Description of                       Current
Identity of Issue                                     Investment              Cost        Value
-------------------------------------------    -------------------------    ---------  ----------
Employee Stock Ownership Plan
-----------------------------
*  SBC common shares:
      Allocated                                   25,338,378 shares      $   479,776  $ 1,209,908
      Unallocated                                     54 shares                    1            3
*  Boston Safe Deposit and Trust Company       Temporary cash invest           2,300        2,300
                                                                            ---------   ----------

      Total Employee Stock Ownership Plan                                    482,077    1,212,211
                                                                            ---------   ----------

SBC Shares Fund
---------------
*  SBC common shares                              40,663,509 shares                     1,941,683
*  Boston Safe Deposit and Trust Company       Temporary cash invest                       54,388
                                                                                        ----------

      Total SBC Shares Fund                                                    **       1,996,071
                                                                                        ----------

Bond Fund
---------
*  Barclays Global Investors Intermediate                                              -----------
     Government/Credit Bond Index Fund F           2,690,442 units             **          34,545
                                                                                       -----------

Diversified Equity Portfolio
----------------------------
                                                                                        ----------
*  Barclays Global Investors Equity Index Fund    29,727,781 units             **         516,372
                                                                                        ----------

Interest Income Fund
--------------------
   Allstate Life Insurance Company            Synthetic contract wrapper
                                                 #31086-W, 6.14%, ***                          (1)
   Allstate Life Insurance Company               Allstate SA Wind Down                        898
                                                                                        ----------
                                                                                              897

   Allstate Life Insurance Company                  7.10%, 10/15/03                        11,186
   Bank of America                            Synthetic contract wrapper
                                                  #99-086,7.06%, ***                         (933)
   Daimler Chrysler                                   Prime Auto                            7,208
   Providian Master Trust                        Monoline Credit Card                       5,281
   Americredit Auto Rec.                            Sub Prime Auto                          5,055
   Capital One Auto                              Monoline Credit Card                       5,044
   Daimler-Benz Auto                                  Prime Auto                            4,959
   Ford Auto Owners Trust                             Prime Auto                            3,934
   Ford Auto Owners Trust                             Prime Auto                            1,504
   WFS Financial Owners Trust                       Sub Prime Auto                          3,133
   United States Treasury                            Treasury Note                          3,023
   Toyota Auto Rec Owner Trust                        Prime Auto                            2,008
   Bank of America                                   Cash on Hand                             143
                                                                                        ----------
                                                                                           40,359

   Business Men's Assurance Company of
     America                                        7.44%, 7/29/03                          5,681
   CDC Financial Products Inc.                      7.00% - 7.01%,
                                                  8/29/05 - 10/17/05                        8,109
   Canada Life Assurance Company                   5.47%, 12/31/01                         36,387
   Chase Manhattan Bank                       Synthetic contract wrapper
                                                #401792-L2, 6.73%, ***                        (41)
   IGT: Lambda                                       99-3Q-4.0yD%                           3,162
                                                                                        ----------
                                                                                            3,121

   Chase Manhattan Bank                       Synthetic contract wrapper
                                                #426424-T, 6.42%, ***                        (323)
   Federal Home Loan Mortgage Company              Agency Debenture                        13,711
   United States Treasury                           Treasury Note                           4,363
   Amex. Optima CC MT                            Monoline Credit Card                       3,773
   Fleet Credit Card MT                            Bank Credit Card                         2,718
   Chase Manhattan Bank                              Cash on Hand                              37
   Chase Manhattan Bank                           Pending Settlement                      (10,473)
                                                                                        ----------
                                                                                           13,806

   Continental Assurance Company              Synthetic contract wrapper
                                                #630-05574, 5.65%, ***                         18
   INVESCO                                       Group Trust Beta                           5,207
                                                                                        ----------
                                                                                            5,225

   Deutsche Bank AG                           Synthetic contract wrappper
                                                #PRMSBU901, 5.18%, ***                        (52)
   United States Treasury                           Treasury Notes                          2,584
   WFS Financial Owners Trust                       Sub Prime Auto                          2,089
   Sears Credit Account Trust                    Retail Treasury Card                       1,006
                                                                                        ----------
                                                                                            5,627

   GE Life and Annuity Assurance Company            7.01% - 8.00%,
                                                  12/17/01 - 7/7/04                        11,493
   Jackson National Life Insurance Company          6.80% - 7.50%,
                                                   1/2/01 - 1/5/04                          9,496
   John Hancock Mutual Life Insurance               5.28% - 6.86%,
     Company                                       6/29/01 - 2/3/03                        37,407
   Massachusetts Mutual Life Insurance        Synthetic contract wrapper
     Company                                      #10484, 6.31%, ***                            1
   Massachusetts Mutual Life Insurance
     Company                                    Separate Account B-11                         978
                                                                                        ----------
                                                                                              979

   Metropolitan Life Insurance Company              5.25% - 6.58%,
                                                  2/20/01 - 5/13/02                        24,508
   Monumental Life Insurance Company                6.25% - 7.17%,
                                                  10/15/01 - 7/25/02                        9,301
   Monumental Life Insurance Company          Synthetic contract wrapper
                                                 #00292TR, 6.08%, ***                        (127)
   Fannie Mae Grantor Trust                    FHA/VA Reperforming Pass                     5,093
   Toyota Auto Lease Trust                           Auto Leases                            1,553
   Premier Auto Master Trust                          Prime Auto                            1,332
   United States Treasury                           Treasury Note                           1,033
   COPEL Capital Funding                        Small Equipment Lease                       1,005
   First USA Master Trust                          Bank Credit Card                           991
   Amex. Optima CC MT                            Monoline Credit Card                         833
   Commonwealth Edison                              Stranded Cost                             830
   Monumental Life Insurance Company                 Cash on Hand                              70
                                                                                        ----------
                                                                                           12,613

   New York Life Insurance Company                  5.28% - 6.72%,
                                                   9/17/01 - 2/2/04                        25,342
   Prudential Insurance Company of America          6.99% - 7.48%,
                                                  9/7/04 - 11/30/05                        20,806
   Security Life of Denver Insurance                7.39% - 7.65%,
     Company                                      2/11/03 - 10/4/04                        11,341
   State Street Bank and Trust Company        Synthetic contract wrapper
                                                #99035-LB1, 5.49%, ***                         23
   IGT: Lambda                                       98-4Q-3.0yD                            2,195
                                                                                        ----------
                                                                                            2,218

   State Street Bank and Trust Company        Synthetic contract wrapper
                                                  #99039, 6.54%, ***                         (844)
   MBNA Master Trust                             Monoline Credit Card                       6,115
   MBNA Master Trust                             Monoline Credit Card                       3,701
   MBNA Master Trust                             Monoline Credit Card                       1,012
   Amex. Optima CC MT                            Monoline Credit Card                       5,033
   Fleet Credit Card MT                            Bank Credit Card                         4,182
   Fleet Credit Card MT                          Monoline Credit Card                       2,589
   Sears Credit Account Trust                     Retail Credit Card                        4,135
   Sears Credit Account Trust                    Monoline Credit Card                       4,077
   Sears Credit Account Trust                     Retail Credit Card                        2,144
   Citibank Credit Card MT                         Bank Credit Card                         4,118
   Citibank Credit Card MT                         Bank Credit Card                         3,021
   General Electric Capital                       Corporate Finance                         2,859
   General Electric Capital                       Corporate Finance                         2,339
   United States Treasury                           Treasury Note                             438
   State Street Bank and Trust                       Cash on Hand                             183
                                                                                        ----------
                                                                                           45,102

   SunAmerica Life Insurance Company                7.14%, - 7.55%
                                                   1/2/04 - 9/22/05                         8,710
   Travelers Insurance Company Life
     Department                                    5.29%, 12/31/01                         25,330
   United of Omaha Life Insurance Company          7.13%, 12/14/01                          1,006
                                                                                        ----------
                                                                                          376,050
*  Boston Safe Deposit and Trust Company      Temporary cash investment                    32,319
                                                                                        ----------
      Total Interest Income Fund                                               **         408,369
                                                                                        ----------

Asset Allocation Fund
---------------------
*  Barclays Global Investors U.S. Tactical Asset                                        ----------
     Allocation Fund F                             11,397,013 units           **          195,459
                                                                                        ----------
Global Equity Fund
------------------
*  Barclays Global Investors U.S. Equity Market
     Fund F                                        1,660,169 units                         49,424
*  Barclays Global Investors EAFE Equity
     Index Fund E                                  779,394 units                           15,541
                                                                                        ----------

      Total Global Equity Fund                                                **           64,965
                                                                                        ----------

Loan Fund
---------
                                                                                        ----------
*  Loans to Plan Participants                       9.50% - 10.50%            **          206,707
                                                                                        ----------

   TOTAL                                                                              $ 4,634,699
                                                                                       ===========

*    Party-in-Interest.
**   Participant-directed investment, cost not required.
***  Synthetic Insurance Contracts, no stated maturity.

                                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator for the Plan has
duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                                        SBC SAVINGS AND SECURITY PLAN

                                                        By SBC Communications Inc., Plan Administrator
                                                        for the Foregoing Plan

                                                        By  /s/ Karen E. Jennings
                                                            ----------------------------
                                                            Karen E. Jennings
                                                            Senior Executive Vice President-
                                                            Human Resources

Date: June 27, 2001

EXHIBIT INDEX

      Exhibit identified below, is filed herein as exhibit hereto.

     Exhibit
       Number
    -----------

      23-a     Consent of Independent Auditors Ernst & Young LLP.

                                                                                                        EX 23-a
                                                                                             Form 11-K for 2000
                                                                                                File No. l-8610

                                            CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in the Registration Statements (Form S-8, No. 333-24295,
        333-66105 and 333-88667) pertaining to the SBC Savings and Security Plan of our report dated
        June 22, 2001, with respect to the financial statements and supplemental schedules of the SBC Savings and Security Plan included in this Annual Report (Form 11-K) for the year ended December 31, 2000.

                                                          ERNST & YOUNG LLP

        San Antonio, Texas
        June 22, 2001

                                                                         EX 99-d
                                                              Form 10-K for 2000
                                                                 File No. 1-8610

                                                 UNITED STATES
                                      SECURITIES AND EXCHANGE COMMISSION

                                            Washington, D.C. 20549

                                            --------------------

                                                 FORM 11-K

                                               ANNUAL REPORT

                                            --------------------

                                       Pursuant to Section 15(d) of the
                                        Securities Exchange Act of 1934

                                  For the fiscal year ended December 31, 2000

                                         Commission File Number l-8610
                                           ----------------------

                A.  Full title of the plan and the address of the plan, if different from that of the issuer named below:

                                          Ameritech Savings and
                                            Security Plan for
                                              Non-Salaried
                                                Employees

                                           ----------------------

                B.  Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

                                          SBC COMMUNICATIONS INC.

                                175 E. Houston, San Antonio, Texas 78205

                            Financial Statements, Supplemental Schedule and Exhibit

                                                                                       Page

Report of Independent Auditors:  Ernst & Young LLP........................................1

Financial Statements:

        Statements of Net Assets Available for Benefits as of December 31, 2000 and 1999..2

        Statement of Changes in Net Assets Available for Benefits for the
        Year Ended December 31, 2000......................................................3

        Notes to Financial Statements.....................................................4

Supplemental Schedule:

        Schedule H, Line 4i - Schedule of Assets (Held at End of Year)....................9

Exhibit:

        23-a  Consent of Ernst & Young LLP

                                        REPORT OF INDEPENDENT AUDITORS

Ameritech Corporation, Plan Administrator
   for the Ameritech Savings and Security Plan for Non-Salaried Employees

We have audited the accompanying statements of net assets available for benefits of the Ameritech Savings and
Security Plan for Non-Salaried Employees as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000.  These financial statements are the responsibility of the Plan's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole.  The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and
Disclosure under the Employee Retirement Income Security Act of 1974.  This supplemental schedule is the responsibility of the Plan's management.  The supplemental schedule has been subjected to auditing procedures applied in our audits of the financial statements, and in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

ERNST & YOUNG LLP

San Antonio, Texas
June 22, 2001

         AMERITECH SAVINGS AND SECURITY PLAN FOR NON-SALARIED EMPLOYEES
                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                             (Dollars in Thousands)

                                                             December 31,
                                                    -------------------------------
                                                       2000               1999
                                                    ------------       ------------
ASSETS

Investments (See Note 5)                         $    2,562,090     $    2,969,747
Employer contributions receivable                         8,029                  -
Participant contributions receivable                      8,651              6,613
Dividends and interest receivable                           759              2,171
Receivable for investments sold - net                     3,067             14,560
                                                    ------------       ------------

  Total Assets                                        2,582,596          2,993,091
                                                    ------------       ------------

LIABILITIES

Other payable - net                                      11,830             10,939
Administrative expenses payable                             237                307
Interest payable                                              -                479
Long-term debt                                                -             12,000
                                                    ------------       ------------

  Total Liabilities                                      12,067             23,725
                                                    ------------       ------------

  Net Assets Available for Benefits              $    2,570,529     $    2,969,366
                                                    ============       ============

See Notes to Financial Statements.

                         AMERITECH SAVINGS AND SECURITY PLAN FOR NON-SALARIED EMPLOYEES
                           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                             (Dollars in Thousands)

Net Assets Available for Benefits, December 31, 1999    $    2,969,366

Additions to Net Assets:
 Contributions:
  Participant contributions                                     86,216
  Employer contributions                                        21,772
                                                           ------------

                                                               107,988
                                                           ------------

Investment Income:
 Dividends                                                      47,301
 Interest                                                       19,583
                                                           ------------

                                                                66,884
                                                           ------------

   Total Additions                                             174,872
                                                           ------------

Deductions from Net Assets:
 Net depreciation in value of investments                      107,703
 Administrative expenses                                         3,531
 Interest expense                                                1,702
 Interplan transfers                                            35,707
 Distributions                                                 424,235
 Other                                                             831
                                                           ------------

   Total Deductions                                            573,709
                                                           ------------

Net Assets Available for Benefits, December 31, 2000    $    2,570,529
                                                           ============

See Notes to Financial Statements.

                        AMERITECH SAVINGS AND SECURITY PLAN FOR NON-SALARIED EMPLOYEES
                                         NOTES TO FINANCIAL STATEMENTS
                                            (Dollars in Thousands)

1.  Merger of Plan Sponsor - In October 1999, Ameritech Corporation (Ameritech) and a wholly owned subsidiary
    ----------------------
    of SBC Communications Inc. (SBC) merged, resulting in Ameritech becoming a wholly owned subsidiary of SBC
    (the merger).  As a result of the merger, each share of Ameritech common stock held by the Ameritech
    Savings and Security Plan for Non-Salaried Employees (the Plan) was automatically converted to 1.316 shares of SBC common stock.  The conversion did not represent a Plan transaction and no gain or loss was recognized.

2.  Plan Description - The Plan was established by Ameritech to provide a convenient way for eligible
    ----------------
    non-salaried employees of participating Ameritech companies to save for retirement on a regular and long-term basis.  The following description of the Plan provides only general information.  The Plan has detailed provisions covering participant eligibility, participant allotments from pay, participant withdrawals, participant loans, employer contributions and related vesting of contributions and Plan expenses.  The Plan is summarized in the Summary Plan Description, which has been distributed to all participants.  Participants should refer to the official Plan documents for a more complete description of the Plan's provisions.  The Plan is subject to the provisions of the Employee Retirement Income
    Security Act of 1974 (ERISA).

    During 2000, participants could invest in various combinations of five funds: the SBC Shares Fund, the
    Equities Market Plus Fund, the Fixed Income Fund, the Balanced Fund and the Diversified Telephone
    Portfolio (DTP) Fund, or for members of the International Brotherhood of Electrical Workers (IBEW) only, in the Union-sponsored International Brotherhood of Electrical Workers Locals Savings and Retirement
    Trust Fund (IBEW Fund - see Note 4).  In addition, Communications Workers of America (CWA) members could elect to contribute to the CWA Savings and Retirement Trust Fund (CWA Fund).  Such contributions are made by the employee directly to the fund, rather than by payroll deduction.  The CWA Fund is not part of the
    Plan's financial statements.

    Company matching contributions are made solely in the form of shares of SBC common stock which are acquired weekly on an as needed basis.  Prior to January 2000, these stock contributions were made from shares held in a leveraged Employee Stock Ownership Plan (ESOP).

    The Plan prefunded the ESOP by borrowing $240 million of ten and one-half year notes (ESOP Notes) which were payable in semi-annual installments through the year 2000, at 8.1% interest.  In January 2000, these notes were paid in full.  Funds borrowed by the Plan were used to purchase shares of Ameritech's common stock held by Ameritech in its treasury (Financed Shares), which acted as collateral for reimbursement to
    Ameritech for any payments it made under its guarantee of the ESOP Notes.  The interest rate on this debt decreased to 8.03% effective January 1, 1993 due to the increased Federal income tax rate.

    Dividends on Financed Shares, interest and employer cash contributions were used by the Plan to make the required principal and interest payments on the ESOP Notes.  As the notes were paid down, the Financed
    Shares were released from the collateral.  The Financed Shares were allocated to participants' accounts in the form of a company matching contribution.  In lieu of dividends on Financed Shares previously allocated to participants, additional Financed Shares were allocated to participants' accounts.

    To the extent insufficient shares had been released through payments on outstanding notes, additional employer contributions were made to the ESOP to purchase shares necessary to meet any shortfall in company matching contributions or in the shares issued in lieu of dividends.  Dividends on these shares were used to acquire additional shares, which were allocated to participants' accounts in the ESOP.
    Should shares released exceed the required company matching contribution, the excess was considered an additional employer contribution and was allocated to participants' accounts based on each participant's proportionate share of actual plan year company matching contributions.

    State Street Bank and Trust was the trustee of the Plan until October 1, 2000.  Effective October 2,
    2000, the Plan's assets were transferred to Boston Safe Deposit and Trust Company, a wholly owned subsidiary of Mellon Bank, N.A.

    Although it has not expressed any intent to do so, Ameritech has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA and any applicable collective bargaining agreements.  In the event that the Plan is terminated, subject to conditions set forth in ERISA, the Plan provides that the net assets will be distributed to participants whose employment has terminated in an amount equal to their respective interests in such assets; assets attributable to participants whose employment has not terminated will remain in the Plan until such employment terminates.

3.  Accounting Policies - The financial statements of the Plan are prepared using the accrual method of
    -------------------
    accounting.  The values of investments are determined as follows: SBC common shares on the basis of the closing price as reported on the New York Stock Exchange; contracts with insurance companies and other financial institutions at principal plus reinvested interest; common/collective trusts and other group trusts at net asset values per share obtained from published sources or fund manager; and temporary cash investments and participant loans at cost, which approximates fair value.

    Purchases and sales of  securities  are  reflected as of the trade date.  Dividend  income is recognized on the ex-dividend date.  Interest earned on investments is recognized on the accrual basis.

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for
    Derivative Instruments and Hedging Activities" (FAS 133), which requires all derivatives to be recorded on the statement of net assets available for benefits at fair value, and  requires changes in the fair value of the derivatives to be recorded on the statement of changes in net assets available for benefits.  SBC adopted FAS 133 on January 1, 2001 and the Plan's December 31, 2001 financial statements will reflect this adoption.  However, because of the Plan's minimal use of derivatives, SBC does not expect that adoption of this standard will have a significant effect on the Plan.

    Certain prior year balances have been reclassified to conform to current year presentation.

4.  IBEW Fund - In order to allow eligible employees to participate in the IBEW Fund investment option, the
    ---------
    Plan adopted the provisions of the IBEW Savings and Retirement Group Trust (IBEW Group Trust) effective
    January 1, 1988, for the limited purpose of and for specifically complying with the requirements of
    Revenue Ruling 81-100 related to group trusts.  The Plan, by agreement, participates in the IBEW Group
    Trust with respect to participant eligibility, contribution, distribution and withdrawal requirements as administered by Ameritech (the Participating Employer), and with respect to maintaining participant records and IBEW Fund accounting through the Trustee.  The Plan's equitable interest in the IBEW Group
    Trust at December 31, 2000 and 1999 was 2.30% and 5.40%, of the net assets available for benefits of the
    IBEW Group Trust.  The Plan's interest is valued on a per unit basis, changes in which represent periodic investment income, net of expenses related to administration of the IBEW Group Trust and investment management services.

5.  Investments - Investments representing 5% or more of Plan net assets at either December 31, 2000 or 1999
    -----------
    were:

                                                                 2000               1999
                                                              ----------       -----------
    Employee Stock Ownership Plan - Special Stock Fund*
    ---------------------------------------------------
    SBC common shares:
       Allocated                                            $    601,131      $    650,032
       Unallocated                                          $          -      $     36,959

    SBC Shares Fund
    ---------------
    SBC common shares                                       $  1,430,296     $   1,643,557

    Diversified Telephone Portfolio Fund
    ------------------------------------
    SBC common shares                                       $     30,554     $      39,543

    Equities Market Plus Fund
    -------------------------
    IRT Ameritech Collective Equity Fund                    $    129,856     $     150,450

    * Nonparticipant-directed

    During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $107,703 as follows:

    SBC Common Stock                              $      80,787
    Common Collective Trusts                             26,916
                                                    -----------
    Total                                         $     107,703
                                                    ===========

    The Fixed Income Fund consists of contracts with various companies that promise to repay principal plus accrued income at contract maturity, subject to the creditworthiness of the issuer.  Interest crediting rates are generally established when the contract is purchased and are not reset.  For the year ended
    December 31, 2000, the average interest rate earned on these contracts was 6.35%.  At December 31, 2000 the fixed crediting interest rates on these contracts ranged from 5.38% to 7.52%.  At December 31, 1999, the fixed crediting interest rates on these contracts ranged from 5.26% to 6.61%.  No valuation reserves were recorded to adjust contract amounts as of December 31, 2000 or 1999.

    The Fixed Income Fund invests in both guaranteed investment contracts (GICs) and synthetic investment contracts (SICs).  SICs differ from GICs in that the assets supporting the SICs are owned by the Plan.  A bank or insurance company issues a wrapper contract that allows participant directed transactions to be made at contract value.  Wrapper contracts are valued as the difference between the fair value of the supporting assets and the contract value. The assets supporting the GICs and SICs generally consist of high quality fixed income securities with fair values of $171,461 and $162,142 at December 31, 2000 and
    1999.  The contract values of the GICs and SICs at December 31, 2000 and 1999 were $169,603 and $165,826.

6.  Nonparticipant-Directed Investments - Information about the net assets and the significant components of
    -----------------------------------
    the changes in net assets relating to the nonparticipant-directed investments (held in the Special Stock
    Fund) as of December 31 is as follows:

                                                          2000            1999
                                                       ----------      ----------
    Assets
    ------
    SBC common shares:
       Allocated                                      $   601,131     $   650,032
       Unallocated                                              -          36,959
    Employer Contributions receivable                       8,029               -
    Temporary cash investments                                 45          13,545
    Dividends and interest receivable                          37              64
                                                       ----------      ----------

       Total Assets                                       609,242         700,600
                                                       ----------      ----------

    Liabilities
    -----------
    Other payable-net                                       2,776           2,388
    Administrative expenses payable                            11              27
    Interest payable                                            -             479
    Long-term debt - unallocated                                -          12,000
                                                       ----------      ----------

       Total Liabilities                                    2,787          14,894
                                                       ----------      ----------

       Net Assets Available for Benefits             $    606,455    $    685,706
                                                       ==========      ==========

                                                                          2000
                                                                       ----------

    Net Assets Available for Benefits, December 31, 1999             $    685,706

   Contributions                                                       21,772
       Dividends and interest                                              15,292
       Net appreciation in value of investments                           (25,699)
       Transfers of participants' balances - net                          (12,515)
       Administrative expenses                                                (92)
       Interest expense                                                    (1,702)
       Distributions to participants                                      (76,307)
                                                                       ----------
                                                                          (79,251)
                                                                       ----------

    Net Assets Available for Benefits, December 31, 2000             $    606,455
                                                                       ==========

7.  Long-Term Debt - Long-term debt consisted of the ESOP Notes (as discussed in Note 2).  The ESOP Notes
    --------------
    were paid in full in January 2000.  The carrying amount and the estimated fair value of the ESOP Notes as of December 31 were:

                                                       1999
                                                   -----------
    Carrying Amount                             $      12,000
                                                   ===========
    Fair Value                                  $      12,000
                                                    ==========

    The fair value of the ESOP Notes were estimated based on quoted prices.

8.  Tax Status - The Internal Revenue Service issued a determination letter on April 16, 1996, stating
    ----------
    that the Plan and related trust are designed in accordance with applicable sections of the Internal
    Revenue Code (IRC).  The Plan has been amended since the determination letter was received.  The Plan
    Administrator believes that the Plan is currently designed and is operating in compliance with the applicable requirements of the IRC.

9.  Reconciliation of Financial Statements to Form 5500 - The following is a reconciliation of Net Assets
    ---------------------------------------------------
    Available for Benefits per the financial statements to the Form 5500 as of December 31:

                                                                      2000              1999
                                                                   ------------     ------------

    Net Assets Available for Benefits per the Financial Statement $  2,570,529    $   2,969,366

    Less: Distributions payable to participants                         66,274           92,100
                                                                   ------------     ------------

    Net Assets Available for Benefits per the Form 5500           $  2,504,255    $   2,877,266
                                                                   ============     ============

    The following is a reconciliation of distributions to participants per the financial statements to the
    Form 5500 for the year ended December 31:

                                                                                     2000
                                                                                 ------------

    Distributions to participants per the Financial Statement                    $   424,235

    Add:  Distributions payable to participants at December 31, 2000                  66,274

Less: Distributions payable to participants at December 31, 1999                  92,100
                                                                                 ------------

    Distributions to participants per the Form 5500                              $   398,409
                                                                                 ============

    Distributions payable to participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, but not yet paid as of that date.

                         AMERITECH SAVINGS AND SECURITY PLAN FOR NON-SALARIED EMPLOYEES
                                         EIN 36-3251481, PLAN NO. 004

                        SCHEDULE H, LINE 4i - SCHEDULE OF ASSETS (HELD AT END OF YEAR)
                                               December 31, 2000
                                            (Dollars in Thousands)

                                                    Description of                       Current
              Identity of Issue                       Investment             Cost         Value
  -------------------------------------------   ------------------------   ----------   ----------
  Employee Stock Ownership Plan - Special
  ---------------------------------------
  Stock Fund
  ----------
  *  SBC common shares:
       Allocated                                   12,589,135 shares     $   168,144 $    601,131
  *  Boston Safe Deposit and Trust Company    Temporary cash investments          45           45
                                                                           ----------   ----------
       Total Special Stock Fund                                              168,189      601,176
                                                                           ----------   ----------

  SBC Shares Fund
  ---------------
  *  SBC common shares                             29,953,843 shares                    1,430,296
  *  Boston Safe Deposit and Trust Company    Temporary cash investments                      336
                                                                           ----------   ----------
       Total SBC Shares Fund                                                  **        1,430,632
                                                                           ----------   ----------

  Fixed Income Fund
  -----------------
     Allstate Life Insurance Company          Synthetic contract wrapper
                                                  #77079, 5.76%, ***                           47
     IGT: Lambda                                      98-4Q-3.0yD                           9,868
                                                                                        ----------
                                                                                            9,915

     Business Men's Assurance Company               5.75%, 11/17/03                         2,252
     CDC Financial Products                         5.38%, 10/15/03                         2,022
     Chase Manhattan Bank                     Synthetic contract wrapper
                                                 #433420-T, 5.79%, ***                        (56)
     Sears Credit Account Trust                   Retail Credit Card                        4,138
     Fannie Mae Grantor Trust                 FHA/VA Reperforming Pass                      3,056
     Federal Home Loan Mortgage                   Residential Balloon                       2,676
     United States Treasury                          Treasury Note                          2,584
     General Electric Capital                 Corp - Finance Companies                      1,559
     Ford Auto Owners Trust                           Prime Auto                            1,528
     Sears Credit Account Trust                      Cash on Hand                           1,912
                                                                                        ----------
                                                                                           17,397

                                              Synthetic contract wrapper
     Continental Assurance Company              #25700-202, 6.21%, ***                       (186)
     Fleet Credit Card MT                          Bank Credit Card                         3,659
     Federal Home Loan Mortgage                    Agency Debenture                         3,140
     United States Treasury                          Treasury Note                          2,102
     Federal National Mortgage Company             Agency Debenture                         2,015
     Ford Auto Owners Trust                           Prime Auto                            1,943
     MBNA Master Trust                           Monoline Credit Card                       1,561
     Continental Assurance Company                   Cash on Hand                              41
                                                                                        ----------
                                                                                           14,275

     Continental Assurance Company            Synthetic contract wrapper
                                                 #63005611, 6.18%, ***                        (48)
     INVESCO                                       Group Trust: Beta                       10,626
                                                                                        ----------
                                                                                           10,578

     Deutsche Bank AG                         Synthetic contract wrapper
                                                #PRM-ATS-1, 6.29%, ***                       (348)
     Federal National Mortgage Company             Agency Debenture                         8,161
     Federal Home Loan Mortgage                    Agency Debenture                         8,147
                                                                                        ----------
                                                                                           15,960

     Jackson National Life Insurance Company        5.80%, 01/03/01                         1,058
     John Hancock Mutual Life Insurance Company     6.07%, 03/03/03                         4,020
     Massachusetts Mutual Life Insurance      Synthetic contract wrapper
       Company                                    #10749, 5.41%, ***                           93
     Massachusetts Mutual Life Insurance
       Company                                    Separate Account B13                      3,810
                                                                                         ---------
                                                                                            3,903

     Metropolitan Life Insurance Company             6.92%, 10/29/03                        2,024
     Metropolitan Life Insurance Company             6.99%, 11/21/03                        2,015
     Monumental Life Insurance Company        Synthetic contract wrapper
                                                #00207TR-1, 6.66%, ***                          -
     INVESCO                                     Group Trust: Epsilon                          42
                                                                                         ---------
                                                                                               42

     Monumental Life Insurance Company        Synthetic contract wrapper
                                                  #76TR, 6.56%, ***                          (234)
     Amex. Optima CC MT                          Monoline Credit Card                       5,063
     Pinnacle CBO FSA Insure                       Cash Flow CBO                            4,661
     Discover Card Trust                         Monoline Credit Card                       3,011
     Home Ownership Fund Co                      Step Down Preferred                        2,285
     General Electric Capital                     Corporate Finance                         2,131
     Premier Auto Master Trust                       Prime Auto                             2,007
     Fannie Mae DUS Program                     Residential MBS Fixed                       1,922
     Home Ownership Fund Co                      Step Down Preferred                        1,905
     Commonwealth Edison TF                         Stranded Cost                           1,286
     Monumental Life Insurance Company              Cash on Hand                              252
                                                                                         ---------
                                                                                           24,289

     Monumental Life Insurance Company             7.25%, 09/02/03                          2,046
     Monumental Life Insurance Company             7.08%, 10/03/02                          2,034
     New York Life Insurance Company               5.82%, 06/02/03                          2,010
     The Prudential Insurance Company of America   5.95%, 08/10/01                          2,291
     The Prudential Insurance Company of America   6.03%, 08/11/03                          2,295
     The Prudential Insurance Company of America   7.03%, 11/21/05                          2,011
     State Street Bank and Trust Company      Synthetic contract wrapper
                                                  #96041, 7.15%, ***                         (421)
     Case New Holland Eq Trust                   Large Equipment Loan                       5,083
     Green Tree Financial                        Home Equity Monoline                       5,038
     Ford Auto Owners Trust                           Prime Auto                            3,072
     Capital Auto Rec Owner Trust                     Prime Auto                            3,052
     Amex. Optima CC MT                          Monoline Credit Card                       3,039
     Toyota Auto Rec Owner Trust                      Prime Auto                            2,510
     MBNA Master Trust                           Monoline Credit Card                       1,579
     Sears Credit Account Trust                   Retail Credit Card                          959
     CIT RV Trust                                     Motor Homes                             867
     Sears Credit Account Trust                   Retail Credit Card                          497
     Citibank Credit Card MT                       Bank Credit Card                           321
     Providian Master Trust                      Monoline Credit Card                         320
     MBNA Master Trust                           Monoline Credit Card                         314
     Sears Credit Account Trust                   Retail Credit Card                          212
     State Street Bank and Trust Company             Cash on Hand                             434
                                                                                        ----------
                                                                                           26,876

     Union Bank of Switzerland AG             Synthetic contract wrapper
                                                   #5029, 7.52%, ***                         (454)
     Union Acceptance Corp.                         Non Prime Auto                          5,693
     Residential Asset Se                       Home Equity Senior Sub                      5,212
     COPEL Co. Cap. Fund. Corp.                  Small Equipment Lease                      3,570
     Daimler Chrysler                                 Prime Auto                            3,089
     Ford Auto Owners Trust                           Prime Auto                            3,055
     Union Bank of Switzerland AG                    Cash on Hand                             124
                                                                                        ----------
                                                                                           20,289

                                                                                          169,602
  *  Boston Safe Deposit and Trust Company      Temporary cash investments                 11,605
                                                                           ----------   ----------
        Total Fixed Income Fund                                               **          181,207
                                                                           ----------   ----------

  Equities Market Plus Fund
  -------------------------
    IRT Ameritech Collective Equity Fund            4,488,633 units                       129,856
  * Boston Safe Deposit and Trust Company       Temporary cash investments                    100
                                                                           ----------   ----------
       Total Equities Market Plus Fund                                        **          129,956
                                                                           ----------   ----------

  Balanced Fund
  -------------
    Bankers Trust Pyramid Balanced Fund              285,374 units                         76,638
  * Boston Safe Deposit and Trust Company       Temporary cash investments                     35
                                                                           ----------   ----------
       Total Balanced Fund                                                    **           76,673
                                                                           ----------   ----------

  Diversified Telephone Portfolio (DTP) Fund
  ------------------------------------------
    AT&T Corporation common shares                  312,883 shares                          5,417
    BellSouth Corporation common shares             343,037 shares                         14,043
  * SBC Communications common shares                639,872 shares                         30,554
    Verizon Communications common shares            269,031 shares                         13,485
  * Boston Safe Deposit and Trust Company       Temporary cash investments                     45
                                                                           ----------   ----------
       Total DTP Fund                                                         **           63,544
                                                                           ----------   ----------

  IBEW Fund
  ---------
  IBEW Savings/Security Master Investment
         Fund                                       4,929,662 units                         4,930
  * Boston Safe Deposit and Trust Company       Temporary cash investments                     25
                                                                           ----------   ----------
       Total IBEW Fund                                                        **            4,955
                                                                           ----------   ----------

  Loan Fund
  ---------
  * Loans to Plan Participants                          10.50%                             73,595
  * Boston Safe Deposit and Trust Company       Temporary cash investments                    351
                                                                           ----------   ----------
       Total Loan Fund                                                        **           73,946
                                                                           ----------   ----------

           TOTAL                                                                     $  2,562,090
                                                                                        ==========

*       Party-in-Interest.
**      Participant-directed investment, cost not required.
***     Synthetic investment, no stated maturity.

                                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator for the Plan has
duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                                        AMERITECH SAVINGS AND SECURITY
                                                        PLAN FOR NON-SALARIED EMPLOYEES

                                                        By Ameritech Corporation, Plan Administrator for
                                                        the Foregoing Plan

                                                        By  /s/ Karen E. Jennings
                                                            ----------------------------
                                                            Karen E. Jennings
                                                            Senior Executive Vice President-
                                                            Human Resources

Date: June 27, 2001

                                                 EXHIBIT INDEX

      Exhibit identified below, is filed herein as exhibit hereto.

    Exhibit
     Number
  -----------

      23-a     Consent of Independent Auditors: Ernst & Young LLP.

                                                                                                        EX 23-a
                                                                                             Form 11-K for 2000
                                                                                                File No. l-8610

                                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8, No. 333-88667) and
pertaining to the Ameritech Savings and Security Plan for Non-Salaried Employees of our report dated June
22, 2001, with respect to the financial statements and supplemental schedules of the Ameritech Savings and
Security Plan for Non-Salaried Employees included in this Annual Report (Form 11-K) for the year ended
December 31, 2000.

ERNST & YOUNG LLP

San Antonio, Texas
June 22, 2001