Form 10-Q
period 2001-06-30
SBC COMMUNICATIONS INC
filed 2001-08-08
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

         |X|                                     Quarterly Report Pursuant to Section 13 or 15(d) of the
                                                                   Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

At July 31, 2001, 3,361,916,075 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
------------------------------

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------------
                                         Three months ended     Six months ended
                                              June 30,               June 30,
                                            2001     2000        2001       2000
--------------------------------------------------------------------------------
Operating Revenues
Landline local service                  $  5,927 $   5,462  $  11,495  $  10,586
Wireless subscriber                           62     1,648        116      3,148
Network access                             2,604     2,674      5,207      5,339
Long distance service                        736       767      1,519      1,562
Directory advertising                        947       967      1,777      1,849
Other                                      1,201     1,673      2,553      3,260
--------------------------------------------------------------------------------
Total operating revenues                  11,477    13,191     22,667     25,744
--------------------------------------------------------------------------------
Operating Expenses
Operations and support                     6,226     7,876     12,309     15,090
Depreciation and amortization              2,174     2,317      4,622      4,580
--------------------------------------------------------------------------------
Total operating expenses                   8,400    10,193     16,931     19,670
--------------------------------------------------------------------------------
Operating Income                           3,077     2,998      5,736      6,074
--------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                            (425)     (416)      (884)      (772)
Interest income                              193        10        371         34
Equity in net income of affiliates           541       189        942        389
Other income (expense) - net                (164)      132        (58)       149
--------------------------------------------------------------------------------
Total other income (expense)                 145       (85)       371       (200)
--------------------------------------------------------------------------------
Income Before Income Taxes                 3,222     2,913      6,107      5,874
--------------------------------------------------------------------------------
Income taxes                               1,143     1,062      2,164      2,201
--------------------------------------------------------------------------------
Income Before Extraordinary Item           2,079     1,851      3,943      3,673
--------------------------------------------------------------------------------
Extraordinary item, net of tax                (8)        -        (18)         -
--------------------------------------------------------------------------------
Net Income                             $   2,071 $   1,851  $   3,925  $   3,673
================================================================================
Earnings Per Common Share:
Income Before Extraordinary Item       $    0.62 $    0.54  $    1.17  $    1.08
Net Income                             $    0.62 $    0.54  $    1.16  $    1.08
--------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Extraordinary Item       $    0.61 $    0.54  $    1.16  $    1.07
Net Income                             $    0.61 $    0.54  $    1.15  $    1.07
--------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)         3,367     3,396      3,372      3,396
Dividends Declared Per Common Share    $ 0.25625 $ 0.25375  $ 0.51250  $ 0.50750
================================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
--------------------------------------------------------------------------------
                                                      June 30,       December 31,
                                                        2001             2000
--------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current Assets
Cash and cash equivalents                          $     649         $    643
Accounts receivable - net of allowances for
  uncollectibles of $1,170 and $1,032                  9,208           10,144
Prepaid expenses                                       1,070              550
Deferred income taxes                                    574              671
Other current assets                                   1,073            1,640
--------------------------------------------------------------------------------
Total current assets                                  12,574           13,648
--------------------------------------------------------------------------------
Property, plant and equipment - at cost              123,885          119,753
  Less: accumulated depreciation and amortization     75,326           72,558
--------------------------------------------------------------------------------
Property, Plant and Equipment - Net                   48,559           47,195
--------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $658 and $746                        4,957            5,475
Investments in Equity Affiliates                      11,757           12,378
Notes Receivable from Cingular Wireless                5,942            9,568
Other Assets                                          12,145           10,387
--------------------------------------------------------------------------------
Total Assets                                       $  95,934         $ 98,651
================================================================================
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                      $   8,021         $ 10,470
Accounts payable and accrued liabilities              10,808           15,432
Accrued taxes                                          3,469            3,592
Dividends payable                                        861              863
--------------------------------------------------------------------------------
Total current liabilities                             23,159           30,357
--------------------------------------------------------------------------------
Long-Term Debt                                        19,024           15,492
--------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                  7,410            6,806
Postemployment benefit obligation                      9,967            9,767
Unamortized investment tax credits                       287              318
Other noncurrent liabilities                           4,832            4,448
--------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                         22,496           21,339
--------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts                -            1,000
--------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                    3,433            3,433
Capital in excess of par value                        12,092           12,125
Retained earnings                                     20,544           18,341
Guaranteed obligations of employee stock
  ownership plans (ESOP)                                 (21)             (21)
Deferred compensation - leveraged ESOP (LESOP)             -              (37)
Treasury shares (at cost)                             (3,256)          (2,071)
Accumulated other comprehensive loss                  (1,537)          (1,307)
--------------------------------------------------------------------------------
Total shareowners' equity                             31,255           30,463
--------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity          $  95,934         $ 98,651
================================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-------------------------------------------------------------------------------
                                                            Six months ended
                                                                 June 30,
                                                             2001        2000
-------------------------------------------------------------------------------
Operating Activities
Net income                                              $   3,925     $ 3,673
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           4,622       4,580
    Undistributed earnings from investments in
      equity affiliates                                      (224)       (142)
    Provision for uncollectible accounts                      575         415
    Amortization of investment tax credits                    (31)        (35)
    Deferred income tax expense                               648         558
    Gain on sales of investments                             (224)       (216)
    Extraordinary item, net of tax                             18           -
    Changes in operating assets and liabilities:
      Accounts receivable                                     336        (575)
      Other current assets                                   (431)       (371)
      Accounts payable and accrued liabilities             (2,003)        (99)
    Other - net                                              (634)     (1,052)
-------------------------------------------------------------------------------
Total adjustments                                           2,652       3,063
-------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                   6,577       6,736
-------------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                      (5,744)     (5,341)
Investments in affiliates                                   1,512        (103)
Proceeds from short-term investments                          510           -
Dispositions                                                  339         216
Acquisitions                                                    -      (3,663)
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (3,383)     (8,891)
-------------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                       (2,402)      4,604
Issuance of long-term debt                                  5,724       1,031
Repayment of long-term debt                                (2,415)       (794)
Early redemption of corporation-obligated mandatorily
  redeemable preferred securities of subsidiary trusts     (1,000)          -
Purchase of treasury shares                                (1,465)       (892)
Issuance of treasury shares                                   132         172
Redemption of preferred shares of subsidiaries                (60)          -
Dividends paid                                             (1,727)     (1,698)
Other                                                          25          50
-------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities        (3,188)      2,473
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       6         318
-------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                   643         495
-------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                 $     649     $   813
===============================================================================
Cash paid during the six months ended June 30 for:
   Interest                                             $     861     $   848
   Income taxes, net of refunds                         $   1,330     $ 1,560
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars in millions
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                            Guaranteed                             Accumulated
                                                    Capital in             Obligations of   Deferred                  Other
                                           Common  Excess of Par Retained Employee Stock  Compensation- Treasury Comprehensive
                                           Shares     Value      Earnings Ownership Plans     LESOP      Shares       Loss
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 $ 3,433  $ 12,125     $ 18,341   $    (21)      $   (37)     $ (2,071)  $ (1,307)
Net income                                       -         -        3,925          -             -             -          -
Other comprehensive loss                         -         -            -          -             -             -       (230)
Dividends to shareowners                         -         -       (1,723)         -             -             -          -
Reduction of debt associated with ESOP           -         -            -          -             -             -          -
Cost of LESOP trust shares allocated to
  employee accounts                              -         -            -          -            37             -          -
Purchase of treasury shares                      -         -            -          -             -        (1,465)         -
Issuance of treasury shares                      -      (109)           -          -             -           280          -
Other                                            -        76            1          -             -             -          -
-----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                     $ 3,433  $ 12,092     $ 20,544   $    (21)      $     -      $ (3,256)  $ (1,537)
=============================================================================================================================
See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA
------------------------------------------

---------------------------------------------
At June 30, or for the six months then ended:             2001       2000
---------------------------------------------          ---------------------
   Debt ratio..........................................   46.4%      46.7%
   Network access lines in service (000)............... 60,579     61,233
   Resold and rebundled line (000).....................  3,200      2,056
   Access minutes of use (000,000) ....................142,738    140,134
   Cingular Wireless customers*(000)................... 21,218     18,143
   Number of employees.................................216,600    219,000

*Amounts represent the 100% pro forma customers of Cingular Wireless.

SBC COMMUNICATIONS INC.
JUNE 30, 2001

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

   In the second quarter of 2001, Cingular Wireless (Cingular), SBC and BellSouth
   Corporation completed the net debt settlement calculations that were a part of the Cingular contribution agreement.  As a part of this process, we netted approximately $2,500 of payables to Cingular with our notes receivable from
   Cingular during the quarter.  In addition, based on our current expectations of when Cingular will repay the amount owed, we have reclassified the notes receivable from Cingular from current to noncurrent assets.

2. CONSOLIDATION  The Consolidated Financial Statements include the accounts of SBC and our majority-owned subsidiaries.  All significant intercompany transactions are eliminated in the consolidation process.  Investments in partnerships, joint ventures, including Cingular, and less than majority-owned subsidiaries are principally accounted for under the equity method.  Earnings from certain foreign investments accounted for using the equity method are included for periods ended within three months of the date of our Consolidated Statements of Income.

3. EXTRAORDINARY ITEM  The second quarter of 2001 includes an extraordinary loss of
   $8, net of taxes of $6, related to the early redemption of approximately $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.  The first six months of 2001 includes an extraordinary loss of $18, net of taxes of $10, related to the early redemption of approximately
   $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

4. COMPREHENSIVE INCOME  The components of our comprehensive income for the three and six months ended June 30, 2001 and 2000 include net income and adjustments to shareowners' equity for the foreign currency translation adjustment and net unrealized gain (loss) on securities.  The foreign currency translation adjustment is due to exchange rate fluctuations in our foreign affiliates' local currencies, primarily in Denmark and Canada.

   Following is our comprehensive income:

   --------------------------------------------------------------------------------------
                                                   Three months ended   Six months ended
                                                         June 30,            June 30,
                                                     2001      2000       2001      2000
   --------------------------------------------------------------------------------------
   Net income                                     $ 2,071  $  1,851    $ 3,925  $  3,673
   Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment           56      (101)      (182)     (211)
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for
        sale securities                               (29)      (24)       (52)       25
      Less: reclassification adjustment for (gain)
        loss included in net income                     4        (8)         4       (46)
   --------------------------------------------------------------------------------------
      Net unrealized gain (loss) on securities        (25)      (32)       (48)      (21)
   --------------------------------------------------------------------------------------
   Other comprehensive income (loss)                   31      (133)      (230)     (232)
   --------------------------------------------------------------------------------------
   Total comprehensive income                     $ 2,102  $  1,718    $ 3,695  $  3,441
   ======================================================================================

5. COMPLETION OF MERGER  Upon completion of the merger of an SBC subsidiary with
   Ameritech Corporation (Ameritech) in October 1999, we reviewed operations throughout the merged company.  Based on this merger integration review, we made strategic decisions to significantly integrate operations and consolidate some administrative and support functions which resulted in one-time charges.

   One-time charges incurred included costs related to various regulatory and legal issues, merger approval costs and other related costs, as well as costs related to strategic decisions reached by the review teams.  Remaining accruals for anticipated cash expenditures related to these decisions were approximately $81 and $158 at June 30, 2001 and December 31, 2000.

6. EARNINGS PER SHARE  A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item for the three and six months ended June 30, 2001 and 2000 are shown in the table below.

   --------------------------------------------------------------------------------
                                              Three months ended   Six months ended
                                                  June 30,             June 30,
                                                2001     2000        2001     2000
   --------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
    Income before extraordinary item         $ 2,079  $ 1,851    $  3,943  $ 3,673
   --------------------------------------------------------------------------------
   Dilutive potential common shares:
    Other stock-based compensation                 1        2           2        3
   --------------------------------------------------------------------------------
   Numerator for diluted earnings per share  $ 2,080  $ 1,853    $  3,945  $ 3,676
   ================================================================================
   Denominators (000,000)
   Denominator for basic earnings per share:
    Weighted average number of common
     shares outstanding                        3,367    3,396       3,372    3,396
   --------------------------------------------------------------------------------
    Dilutive potential common shares:
     Stock options                                20       34          24       31
     Other stock-based compensation                8        8           8        8
   --------------------------------------------------------------------------------
   Denominator for diluted earnings per share  3,395    3,438       3,404    3,435
   ================================================================================
   Basic earnings per share:
     Income before extraordinary item        $  0.62  $  0.54    $   1.17  $  1.08
     Extraordinary item                            -        -       (0.01)       -
   --------------------------------------------------------------------------------
   Net income                                $  0.62  $  0.54    $   1.16  $  1.08
   ================================================================================
   Diluted earnings per share:
     Income before extraordinary item        $  0.61  $  0.54    $   1.16  $  1.07
     Extraordinary item                            -        -       (0.01)       -
   --------------------------------------------------------------------------------
   Net income                                $  0.61  $  0.54    $   1.15  $  1.07
   ================================================================================

7. PREPAID PENSION COST  Prepaid pension costs are based on the cumulative amount of net pension benefits we recognized under Statement of Financial Accounting
   Standards No. 87, "Employers' Accounting for Pensions".  At June 30, 2001 and
   December 31, 2000, amounts included in other assets for prepaid pension costs were $6,713 and $5,122.  The increase in these assets was primarily due to pension benefits and pension settlement gains during the first six months of the year.

8. SUBSIDIARY FINANCIAL INFORMATION  We have fully and unconditionally guaranteed certain outstanding capital securities of Pacific Bell Telephone Company
   (PacBell) and Southwestern Bell Telephone Company (SWBell), each of which is a wholly owned subsidiary of SBC.  In accordance with SEC rules, we are providing the following condensed consolidating financial information.

   The Parent column presents investments in all subsidiaries under the equity method of accounting. PacBell and SWBell are listed separately because each has securities that we have guaranteed that would otherwise require SEC periodic reporting.  All other wholly owned subsidiaries that do not have securities guaranteed by us that would require separate reporting are presented in the Other column.  The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries.

   Condensed Consolidating Statements of Income
   For the Three Months Ended June 30, 2001

                                     Parent  PacBell  SWBell   Other    Adjs.      Total
   ----------------------------------------------------------------------------- --------
   Total operating revenues          $    -  $ 2,613 $ 2,856  $ 6,379 $   (371)  $ 11,477
   Total operating expenses              53    1,713   2,063    4,942     (371)     8,400
   ----------------------------------------------------------------------------- --------
   Operating Income                     (53)     900     793    1,437        -      3,077
   ----------------------------------------------------------------------------- --------
   Interest expense                     135       94     101      261     (166)       425
   Equity in net income of affiliates 2,134        -       -      543   (2,136)       541
   Royalty income (expense)             115     (101)   (115)     101        -          -
   Other income (expense) - net        (175)      (1)      2      367     (164)        29
   ----------------------------------------------------------------------------- --------
   Income Before Income Taxes         1,886      704     579    2,187   (2,134)     3,222
   ----------------------------------------------------------------------------- --------
   Income taxes                        (185)     284     215      829        -      1,143
   ----------------------------------------------------------------------------- --------
   Income Before Extraordinary Item    2,071     420     364    1,358   (2,134)     2,079
   ----------------------------------------------------------------------------- --------
   Extraordinary item, net of tax          -       -       -       (8)       -         (8)
   ----------------------------------------------------------------------------- --------
   Net Income                        $ 2,071 $   420 $   364  $ 1,350 $ (2,134)  $  2,071
   ============================================================================= ========

   Condensed Consolidating Statements of Income
   For the Three Months Ended June 30, 2000

                                     Parent  PacBell  SWBell   Other    Adjs.      Total
   ----------------------------------------------------------------------------- --------
   Total operating revenues          $     - $ 2,586 $ 2,928  $ 8,022 $   (345)  $ 13,191
   Total operating expenses               54   1,975   2,201    6,308     (345)    10,193
   ----------------------------------------------------------------------------- --------
   Operating Income                      (54)    611     727    1,714        -      2,998
   ----------------------------------------------------------------------------- --------
   Interest expense                      138     102      95      285     (204)       416
   Equity in net income of affiliates  1,637       -       -      206   (1,654)       189
   Royalty income (expense)              115    (101)   (115)     101        -          -
   Other income (expense) - net          319       -       -       10     (187)       142
   ----------------------------------------------------------------------------- --------
   Income Before Income Taxes          1,879     408     517    1,746   (1,637)     2,913
   ----------------------------------------------------------------------------- --------
   Income taxes                           28     167     193      674        -      1,062
   ----------------------------------------------------------------------------- --------
   Net Income                        $ 1,851 $   241 $   324  $ 1,072 $ (1,637)  $  1,851
   ============================================================================= ========

   Condensed Consolidating Statements of Income
   For the Six Months Ended June 30, 2001

                                      Parent PacBell  SWBell   Other    Adjs.     Total
   ----------------------------------------------------------------------------- --------
   Total operating revenues          $     - $ 5,195 $ 5,757  $12,411 $  (696)   $ 22,667
   Total operating expenses               18   3,327   4,201   10,081    (696)     16,931
   ----------------------------------------------------------------------------- --------
   Operating Income                      (18)  1,868   1,556    2,330       -       5,736
   ----------------------------------------------------------------------------- --------
   Interest expense                      283     192     201      540    (332)        884
   Equity in net income of affiliates  3,946       -       -      944  (3,948)        942
   Royalty income (expense)              230    (203)   (230)     203       -           -
   Other income (expense) - net           43       -       2      598    (330)        313
   ----------------------------------------------------------------------------- --------
   Income Before Income Taxes          3,918   1,473   1,127    3,535  (3,946)      6,107
   ----------------------------------------------------------------------------- --------
   Income taxes                           (7)    594     417    1,160       -       2,164
   ----------------------------------------------------------------------------- --------
   Income Before Extraordinary Item    3,925     879     710    2,375  (3,946)      3,943
   ----------------------------------------------------------------------------- --------
   Extraordinary item, net of tax          -       -       -      (18)      -         (18)
   ----------------------------------------------------------------------------- --------
   Net Income                        $ 3,925 $   879 $   710  $ 2,357 $(3,946)   $  3,925
   ============================================================================= ========

   Condensed Consolidating Statements of Income
   For the Six Months Ended June 30, 2000

                                      Parent  PacBell SWBell   Other    Adjs.     Total
   ----------------------------------------------------------------------------- --------
   Total operating revenues          $     - $ 5,106 $ 5,758  $15,484 $  (604)   $ 25,744
   Total operating expenses              (47)  3,866   4,438   12,017    (604)     19,670
   ----------------------------------------------------------------------------- --------
   Operating Income                       47   1,240   1,320    3,467       -       6,074
   ----------------------------------------------------------------------------- --------
   Interest expense                      201     203     192      670    (494)        772
   Equity in net income of affiliates  3,322       -       -      426  (3,359)        389
   Royalty income (expense)              230    (203)   (230)     203       -           -
   Other income (expense) - net          390       1       1      248    (457)        183
   ----------------------------------------------------------------------------- --------
   Income Before Income Taxes          3,788     835     899    3,674  (3,322)      5,874
   ----------------------------------------------------------------------------- --------
   Income taxes                          115     342     336    1,408       -       2,201
   ----------------------------------------------------------------------------- --------
   Net Income                        $ 3,673 $   493 $   563  $ 2,266 $(3,322)   $  3,673
   ============================================================================= ========

   Condensed Consolidating Balance Sheets
   June 30, 2001

                                      Parent  PacBell  SWBell  Other    Adjs.      Total
   ----------------------------------------------------------------------------- --------
   Cash and cash equivalents         $   347 $    31 $    25  $   246 $      -   $    649
   Accounts receivable - net           3,754   2,087   1,943   13,375  (11,951)     9,208
   Other current assets                  255     470     765    1,227        -      2,717
   ----------------------------------------------------------------------------- --------
   Total current assets                4,356   2,588   2,733   14,848  (11,951)    12,574
   ----------------------------------------------------------------------------- --------
   Property, plant and equipment - net   115  13,354  15,463   19,627        -     48,559
   ----------------------------------------------------------------------------- --------
   Intangible assets - net                 -       -       -    4,957        -      4,957
   ----------------------------------------------------------------------------- --------
   Investments in equity affiliates   34,215       -       -   15,375  (37,833)    11,757
   ----------------------------------------------------------------------------- --------
   Other assets                        8,049   2,346     449   12,145   (4,902)    18,087
   ----------------------------------------------------------------------------- --------
   Total Assets                      $46,735 $18,288 $18,645  $66,952 $(54,686)  $ 95,934
   ============================================================================= ========

   Debt maturing within one year     $ 7,075 $ 2,028 $ 3,303  $ 3,714 $ (8,099)  $  8,021
   Other current liabilities           1,561   3,363   3,381   10,685   (3,852)    15,138
   ----------------------------------------------------------------------------- --------
   Total current liabilities           8,636   5,391   6,684   14,399  (11,951)    23,159
   ----------------------------------------------------------------------------- --------
   Long-term debt                      4,225   4,294   3,919   11,438   (4,852)    19,024
   ----------------------------------------------------------------------------- --------
   Postemployment benefit obligation      79   2,894   3,045    3,949        -      9,967
   ----------------------------------------------------------------------------- --------
   Other noncurrent liabilities        2,540   1,687   1,214    7,138      (50)    12,529
   ----------------------------------------------------------------------------- --------
   Total shareowners' equity          31,255   4,022   3,783   30,028  (37,833)    31,255
   ----------------------------------------------------------------------------- --------
   Total Liabilities
     and Shareowners' Equity         $46,735 $18,288 $18,645  $66,952 $(54,686)  $ 95,934
   ============================================================================= ========

   Condensed Consolidating Balance Sheets
   December 31, 2000

                                     Parent  PacBell   SWBell  Other     Adjs.    Total
   -----------------------------------------------------------------------------  --------
   Cash and cash equivalents         $   436 $     9 $    52  $   146  $      -  $    643
   Accounts receivable - net           9,503   2,219   2,111   10,439   (14,128)   10,144
   Other current assets                  631     474     697    1,059         -     2,861
   -----------------------------------------------------------------------------  --------
   Total current assets               10,570   2,702   2,860   11,644   (14,128)   13,648
   Property, plant and equipment - net   138  13,028  14,984   19,045         -    47,195
   -----------------------------------------------------------------------------  --------
   Intangible assets - net                 -       -       -    5,475         -     5,475
   -----------------------------------------------------------------------------  --------
   Investments in equity affiliates   30,072       -       -   17,058   (34,752)   12,378
   -----------------------------------------------------------------------------  --------
   Other assets                        3,750   2,061     272   18,722    (4,850)   19,955
   -----------------------------------------------------------------------------  --------
   Total Assets                      $44,530 $17,791 $18,116  $71,944  $(53,730) $ 98,651
   ============================================================================= =========

   Debt maturing within one year     $ 8,918 $ 1,776 $ 2,648  $ 4,607  $ (7,479) $ 10,470
   Other current liabilities           2,527   3,794   4,112   16,103    (6,649)   19,887
   ----------------------------------------------------------------------------- --------
   Total current liabilities          11,445   5,570   6,760   20,710   (14,128)   30,357
   ----------------------------------------------------------------------------- --------
   Long-term debt                        568   4,293   3,976   11,505    (4,850)   15,492
   ----------------------------------------------------------------------------- --------
   Postemployment benefit obligation      83   2,817   2,993    3,874         -     9,767
   ----------------------------------------------------------------------------- --------
   Other noncurrent liabilities        1,971   1,536   1,314    6,751         -    11,572
   ----------------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
     redeemable preferred securities of
     subsidiary trusts                     -       -       -    1,000         -     1,000
   ----------------------------------------------------------------------------- --------
   Total shareowners' equity          30,463   3,575   3,073   28,104   (34,752)   30,463
   ----------------------------------------------------------------------------- --------
   Total Liabilities
     and Shareowners' Equity         $44,530 $17,791 $18,116  $71,944  $(53,730) $ 98,651
   ============================================================================= ========

   Condensed Consolidating Statements of Cash Flows
   Six Months Ended June 30, 2001

                                       Parent  PacBell  SWBell   Other   Adjs.    Total
   ----------------------------------------------------------------------------- --------
   Net cash from operating activities $ (261) $ 1,476  $ 1,017  $ 6,986 $(2,641) $  6,577
   Net cash from investing activities  1,445   (1,272)  (1,641)  (2,389)    474    (3,383)
   Net cash from financing activities (1,273)    (182)     597   (4,497)  2,167    (3,188)
   ----------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash    $  (89) $    22  $   (27) $   100 $     -  $      6
   ============================================================================= ========

   Condensed Consolidating Statements of Cash Flows
   Six Months Ended June 30, 2000

                                       Parent  PacBell SWBell  Other   Adjs.    Total
   ---------------------------------------------------------------------------- --------
   Net cash from operating activities $  656  $ 1,798  $ 2,032  $   112 $ 2,138 $ 6,736
   Net cash from investing activities (3,414)  (1,306)  (1,405)  (2,438)   (328) (8,891)
   Net cash from financing activities  2,963     (480)    (648)   2,448  (1,810)  2,473
   ---------------------------------------------------------------------------- --------
   Net Increase (Decrease) in Cash    $  205  $    12  $   (21) $   122 $     - $   318
   ============================================================================ ========

9. SEGMENT INFORMATION  SBC's segments are strategic business units that offer different products and services and are managed accordingly.  We evaluate performance based on income before income taxes adjusted for normalizing (e.g., one-time) items.  We have five reportable segments that reflect the current management of our business:  (1) wireline; (2) wireless; (3) directory;
   (4) international; and (5) other.

   In the second quarter of 2001, we moved the results of the SBC Services unit from the other segment to the wireline segment because the SBC Services unit now primarily supports the wireline segment.  We have restated all prior period information for this change, which had no effect on our consolidated results.

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
   The other segment includes all corporate operations and Ameritech's paging, cable television and SecurityLink operations.  SecurityLink was sold in January 2001 and in May 2001, we entered into an agreement to sell our cable television operations.

   Normalized results for 2001 exclude the following items:

   o  Pension settlement gains of $314 ($189 net of tax) in the second quarter and
      $839 ($519 net of tax) for the first six months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
   o  Combined charges of $401 ($261 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) related to valuation adjustments of Williams Communications Group Inc. (Williams) and
      certain other cost investments accounted for under Financial Accounting
      Standards Board Statement No. 115, "Accounting for Certain Investments in Debt
      and Equity Securities" (FAS 115) (see Note 10).
   o  Reduction of a valuation allowance of $120 ($78 net of tax) in the second quarter and for the first six months (recorded in other income (expense) -
      net) on a note receivable related to the sale of Ameritech's SecurityLink business.  The note was collected in July 2001.
   o  Combined charges of $316 ($205 net of tax) for the first six months (recorded in operating expenses) related to impairment of our cable operations.

   Normalized results for 2000 exclude the following items from operating expenses:

   o  Pension settlement gains of $124 ($80 net of tax) in the second quarter and
      $374 ($241 net of tax) for the first six months primarily related to employees who terminated employment during 1999. We were required to record these second quarter gains as a result of revising our estimates of total lump-sum payments to be made during 2000 from a non-management pension plan.
   o  Costs of $239 ($153 net of tax) in the second quarter and $380 ($270 net of tax) for the first six months associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
   o  A charge of $132 for the first six months (with no tax effect) related to in-process research and development from the March 2000 acquisition of
      Sterling Commerce, Inc.

   Segment results, including a reconciliation to our consolidated results, for the three and six months ended June 30, 2001 and 2000 are as follows:

   ------------------------------------------------------------------------
                                     Revenues
   For the three months ended      from external Intersegment Income before
   June 30, 2001                    customers     revenues     income taxes
   ------------------------------------------------------------------------
   Wireline                           $ 10,326       $   7       $ 1,963
   Wireless                              2,192           -           289
   Directory                               915          22           537
   International                            43          12           319
   Other                                   122          14            81
   Cingular de-consolidation            (2,121)          -             -
   Eliminations                              -         (55)            -
   Normalizing adjustments                   -           -            33
   ------------------------------------------------------------------------
   Total                              $ 11,477       $   -       $ 3,222
   ========================================================================

   ------------------------------------------------------------------------
                                     Revenues
   For the three months ended      from external Intersegment Income before
   June 30, 2000                    customers     revenues     income taxes
   ------------------------------------------------------------------------
   Wireline                           $  9,912       $  60       $ 2,061
   Wireless                              2,037           -           270
   Directory                               895          22           472
   International                           107           -           194
   Other                                   241          23            31
   Eliminations                              -        (105)            -
   Normalizing adjustments                  (1)          -          (115)
   ------------------------------------------------------------------------
   Total                              $ 13,191       $   -       $ 2,913
   ========================================================================

   ----------------------------------------------------------------------------------
                                      Revenues
   At June 30, 2001 or for the six  from external Intersegment  Income before Segment
   months ended                      customers      revenues    income taxes   assets
   ----------------------------------------------------------------------------------
   Wireline                           $ 20,430       $  15         $ 3,697   $ 69,053
   Wireless                              4,223           -             478     13,764
   Directory                             1,708          53             917      2,329
   International                           104          21             597     11,277
   Other                                   288          31             176     57,001
   Cingular de-consolidation            (4,086)          -               -    (12,025)
   Eliminations                              -        (120)              -    (45,465)
   Normalizing adjustments                   -           -             242          -
   ----------------------------------------------------------------------------------
   Total                              $ 22,667       $   -         $ 6,107   $ 95,934
   ==================================================================================

   ----------------------------------------------------------------------------------
                                      Revenues
   At June 30, 2000 or for the six  from external Intersegment  Income before Segment
   months ended                      customers      revenues    income taxes   assets
   ----------------------------------------------------------------------------------
   Wireline                           $ 19,487       $  114        $ 4,138   $ 60,695
   Wireless                              3,863            -            571     12,283
   Directory                             1,738           50            855      2,175
   International                           168            -            433     13,081
   Other                                   490           45             15     48,597
   Eliminations                             (1)        (209)             -    (45,640)
   Normalizing adjustments                  (1)           -           (138)         -
   ----------------------------------------------------------------------------------
   Total                              $ 25,744       $    -        $ 5,874   $ 91,191
   ==================================================================================

10.VALUATION ADJUSTMENTS  We have cost investments in Williams and in certain alternative providers of digital subscriber line services accounted for under FAS
   115.  We periodically review the value of these investments and determine whether an investment's decline in value is other than temporary.  If so, FAS 115 requires that the cost basis of the investment be written down to fair value, which is the new cost basis.  We concluded that the continued depressed market values of those companies, as well as difficulties experienced by many similar companies indicated the decline in value of our investments was other than temporary.  As a result of these reviews, we recognized a combined charge of $401
   ($261 net of tax) in the second quarter of 2001 in other income (expense) - net.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Throughout this document, SBC Communications Inc. is referred to as "we" or "SBC".
A reference to a Note in this section refers to the accompanying Notes to
Consolidated Financial Statements.

Overview

Our financial results for the second quarter and the first six months of
2001 and 2000 are summarized as follows:

------------------------------------------------------------------------------------
                                      Second Quarter            Six-Month Period
------------------------------------------------------------------------------------
                                                   Percent                   Percent
                                   2001     2000    Change   2001    2000     Change
------------------------------------------------------------------------------------
Operating revenues               $11,477 $13,191    (13.0)% $22,667 $25,744   (12.0)%
Operating expenses                 8,400  10,193    (17.6)   16,931  19,670   (13.9)
Operating income                   3,077   2,998      2.6     5,736   6,074    (5.6)
Income before income taxes
  and extraordinary item           3,222   2,913     10.6     6,107   5,874     4.0
Income before extraordinary item   2,079   1,851     12.3     3,943   3,673     7.4
Extraordinary item, net of tax        (8)      -        -       (18)      -       -
Net income                         2,071   1,851     11.9     3,925   3,673     6.9
====================================================================================

We reported net income of $2,071, or $0.61 per share assuming dilution, in the second quarter of 2001 and $3,925, or $1.15 per share assuming dilution, for the first six months of 2001 compared to $1,851, or $0.54 per share assuming dilution, in the second quarter of 2000 and $3,673, or $1.07 per share assuming dilution, for the first six months of 2000.  The second quarter of 2001 includes an extraordinary loss of $8, net of taxes of $6, related to the early redemption of approximately
$500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.  The first six months of 2001 includes an extraordinary loss of
$18, net of taxes of $10, related to the early redemption of approximately $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

   Normalized results for 2001 exclude the following items:

   o  Pension settlement gains of $314 ($189 net of tax) in the second quarter and
      $839 ($519 net of tax) for the first six months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
   o  Combined charges of $401 ($261 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) related to valuation adjustments of Williams Communications Group Inc. and certain other cost investments accounted for under Financial Accounting Standards Board
      Statement No. 115, "Accounting for Certain Investments in Debt and Equity
      Securities" (see Note 10).
   o  Reduction of a valuation allowance of $120 ($78 net of tax) in the second quarter and for the first six months (recorded in other income (expense) -
      net) on a note receivable related to the sale of Ameritech Corporation's
      (Ameritech) SecurityLink business.  The note was collected in July 2001.
   o  Combined charges of $316 ($205 net of tax) for the first six months (recorded in operating expenses) related to impairment of our cable operations.

   Normalized results for 2000 exclude the following items from operating expenses:

   o  Pension settlement gains of $124 ($80 net of tax) in the second quarter and
      $374 ($241 net of tax) for the first six months primarily related to employees who terminated employment during 1999.  We were required to record these second quarter gains as a result of revising our estimates of total lump-sum payments to be made during 2000 from a non-management pension plan.
   o  Costs of $239 ($153 net of tax) in the second quarter and $380 ($270 net of tax) for the first six months associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
   o  A charge of $132 for the first six months (with no tax effect) related to in-process research and development from the March 2000 acquisition of
      Sterling Commerce, Inc. (Sterling).

The net effect of excluding these normalizing items was to decrease net income by $6 in the second quarter and $131 for the first six months of 2001, and to increase net income by $73 in the second quarter and $161 for the first six months of 2000.  In addition to these normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular Wireless (Cingular) in our 2001 normalized results.  The following table summarizes our normalized results for the second quarter and first six months of 2001 and 2000.

Normalized Results
-----------------------------------------------------------------------------------------
                                        Second Quarter             Six-Month Period
-----------------------------------------------------------------------------------------
                                                    Percent                      Percent
                                     2001    2000    Change      2001      2000   Change
-----------------------------------------------------------------------------------------
Operating revenues               $ 13,586 $ 13,192    3.0%  $ 26,730  $ 25,745     3.8%
Operating expenses                 10,370   10,077    2.9     20,758    19,531     6.3
Operating income                    3,216    3,115    3.2      5,972     6,214    (3.9)
Income before income taxes
  and extraordinary item            3,189    3,028    5.3      5,865     6,012    (2.4)
Income before extraordinary item    2,073    1,924    7.7      3,812     3,834    (0.6)
=========================================================================================

Consolidated normalized revenues increased in the second quarter primarily due to growth in demand for data communications and wireless services and products.
However, the growth rate was slower than the first quarter reflecting the ongoing impact of a weak United States' (U.S.) economy, increased competition and sales of non-strategic assets.  Consolidated normalized operating expenses for the second quarter declined sequentially from the first quarter of 2001 but increased moderately from the second quarter of 2000 due to investments in new products and services, including Digital Subscriber Line (DSL) and long distance service, and addressing service issues in the Ameritech region.  These demand-related increases in expenses were partially offset by cost savings from reductions in employee levels and other operational efficiencies.  While the first six months of 2001 show a decline in operating income and income before extraordinary item compared to the first six months of 2000, these expense factors contributed to an increase in operating income and income before extraordinary item both sequentially over the first quarter of 2001 and compared to the second quarter of 2000.

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

Wireline
Normalized Results
--------------------------------------------------------------------------------------
                                      Second Quarter              Six-Month Period
--------------------------------------------------------------------------------------
                                                 Percent                       Percent
                                  2001     2000   Change       2001      2000   Change
--------------------------------------------------------------------------------------
Operating revenues
  Local service                $ 5,923  $ 5,467     8.3%   $ 11,487  $ 10,595     8.4%
  Network access                 2,604    2,696    (3.4)      5,207     5,384    (3.3)
  Long distance service            709      715    (0.8)      1,447     1,469    (1.5)
  Other                          1,097    1,094     0.3       2,304     2,153     7.0
-------------------------------------------------         --------------------
Total Operating Revenues        10,333    9,972     3.6      20,445    19,601     4.3
-------------------------------------------------         --------------------
Operating expenses
  Operations and support         5,972    5,682     5.1      11,980    11,116     7.8
  Depreciation and amortization  2,094    1,931     8.4       4,133     3,747    10.3
-------------------------------------------------         -------------------
Total Operating Expenses         8,066    7,613     6.0      16,113    14,863     8.4
-------------------------------------------------         -------------------
Operating Income                 2,267    2,359    (3.9)      4,332     4,738    (8.6)
-------------------------------------------------         -------------------
Interest Expense                   311      322    (3.4)        656       646     1.5
-------------------------------------------------         -------------------
Other Income (Expense) - Net         7       24   (70.8)         21        46   (54.3)
-------------------------------------------------         -------------------
Income Before Income Taxes     $ 1,963  $ 2,061    (4.8)%  $  3,697  $  4,138   (10.7)%
=======================================================================================

   Local service revenues increased $456, or 8.3%, in the second quarter and $892, or 8.4%, for the first six months of 2001.  Approximately $145 of the increase in the second quarter and $337 for the first six months was attributable to continued demand from business customers for network integration services.
   Increases in wholesale revenues, which include unbundled network elements and resale services, accounted for approximately $93 of the second-quarter increase and $192 for the first six months.  Revenues from vertical services such as
   Caller ID, voice mail and other enhanced services and vertical service packages increased by approximately $33 in the second quarter and $109 for the first six months due to both increased demand and pricing.  The continued rollout of DSL increased local service revenues by approximately $58 in the second quarter and
   $144 for the first six months and we increased our number of DSL customers to approximately 1,037,000 at the end of the second quarter of 2001.  Revenue increases were partially offset by a decrease in access line revenue of approximately $148 in the second quarter and $235 for the first six months, due to both a slowing U.S. economy and competitive losses.

   Passage of the Illinois legislation discussed in Competitive and Regulatory
   Environment resulted in a one-time increase in revenues of approximately $174 in the second quarter and $128 for the first six months of 2001.  The first quarter of 2001 included a reserve against revenues of approximately $46 relating to certain issues then pending before the Illinois Commerce Commission (ICC).  This reserve was reversed in the second quarter since the legislation resolved these issues.  Additionally, as discussed below, the legislation increased operations and support expenses and decreased interest expense.

   Network access revenues decreased $92, or 3.4%, in the second quarter and $177, or 3.3%, for the first six months of 2001.  The declines were primarily due to the continuing impact of the July 2000 implementation of the Coalition for
   Affordable Local and Long Distance Service (CALLS) proposal, which required reduction of carrier switched access rates.  Implementation of CALLS reduced network access revenues by approximately $186 in the second quarter and $359 for the first six months.  Additional decreases resulted from state regulatory access rate reductions.  Access rate reductions were partially offset by continued
   demand for our core data transport services including SONET, DS3s and ATM.

   Long distance service revenues decreased $6, or 0.8%, in the second quarter and
   $22, or 1.5%, for the first six months of 2001.  Long distance service revenues decreased by approximately $46 in the second quarter and $103 for the first six months due to competitive losses resulting from intraLATA dialing parity.
   Competitive pricing actions in the Ameritech region also decreased revenues approximately $40 in the second quarter and $74 for the first six months.  These decreases were largely offset by new revenues of approximately $84 in the second quarter and $153 for the first six months due to our entry into the Texas, Kansas and Oklahoma interLATA long distance markets.

   Other operating revenues increased $3, or 0.3%, in the second quarter and $151, or 7.0%, for the first six months of 2001.  Sales of nonregulated products and services increased modestly in the second quarter but were less than the first quarter of 2001 due to the current weakness in the U.S. economy.  Price increases in 2000 added approximately $35 to the increase in the second quarter and $68 for the first six months of 2001.  These increases were mostly offset by continued
   declines in the payphone business of approximately $24 in the second quarter and
   $38 for the first six months of 2001.

   Operations and support expenses increased $290, or 5.1%, in the second quarter and $864, or 7.8%, for the first six months of 2001.  Costs to address service issues in the Ameritech region continued to be higher than 2000, and increased approximately $74 in the second quarter and $158 for the first six months.
   Passage of the Illinois legislation discussed in Competitive and Regulatory
   Environment increased expenses approximately $110 in the second quarter and for the first six months of 2001.  Our provision for uncollectible accounts increased approximately $140 in the second quarter and $240 for the first six months related to reserves for companies that went out of business or are a higher credit risk due to the current weakness in the U.S. economy.  Approximately $80 of the increase in the second quarter and $228 for the first six months was related to costs associated with our continued rollout of DSL, as mentioned in local service.  Costs associated with data equipment sales, network integration and e-commerce services increased approximately $125 in the second quarter and
   $414 for the first six months due to increased demand, although second quarter demand was weaker than the first quarter of 2001.  In addition, our long distance and national expansion initiatives increased expenses approximately $113 in the second quarter and $269 for the first six months.

   Costs associated with reciprocal compensation were relatively unchanged in the second quarter and approximately $85 lower for the first six months due to reduced negotiated rates partially offset by growth in usage.  We also had lower expenses of approximately $256 in the second quarter and $343 for the first six months related to reduced employee levels from early retirements, lower personnel benefit costs, reduced outsourcing costs and gains from certain employee postretirement plans.  In addition, the second quarter and first six months of
   2001 included a reduction in taxes of approximately $92, primarily related to settlements and lower property tax appraisals.

   Depreciation and amortization expenses increased $163, or 8.4%, in the second quarter and $386, or 10.3%, for the first six months of 2001.  The majority of the increase was related to higher plant levels from the buildout of our broadband network and launch of new products and services, including DSL and
   Internet data centers.  Our acquisitions of Sterling and a controlling interest in the parent company of webhosting.com in 2000 also contributed approximately
   $20 and $104 to the increase in the second quarter and for the first six months of 2001.

Wireless
Normalized Results
------------------------------------------------------------------------------------
                                    Second Quarter            Six-Month Period
------------------------------------------------------------------------------------
                                                  Percent                    Percent
                                  2001      2000   Change     2001     2000   Change
------------------------------------------------------------------------------------
Operating revenues
  Subscriber revenue           $ 1,850   $ 1,648    12.3%  $ 3,538  $ 3,148    12.4%
  Other                            342       389   (12.1)      685      715    (4.2)
------------------------------------------------            ----------------
Total Operating Revenues         2,192     2,037     7.6     4,223    3,863     9.3
------------------------------------------------            ----------------
Operating expenses
  Operations and support         1,439     1,348     6.8     2,894    2,521    14.8
  Depreciation and amortization    312       287     8.7       599      566     5.8
------------------------------------------------            ----------------
Total Operating Expenses         1,751     1,635     7.1     3,493    3,087    13.2
------------------------------------------------            ----------------
Operating Income                   441       402     9.7       730      776    (5.9)
------------------------------------------------            ----------------
Interest Expense                   142        85    67.1       284      124       -
------------------------------------------------            ----------------
Equity in Net Income of Affiliates   4        (1)      -        11        -       -
------------------------------------------------            ----------------
Other Income (Expense) - Net       (14)      (46)   69.6        21      (81)      -
------------------------------------------------            ----------------
Income Before Income Taxes     $   289   $   270     7.0%  $   478  $   571   (16.3)%
====================================================================================

As a result of our joint venture with BellSouth Corporation, we account for our 60%
economic interest in Cingular under the equity method of accounting.  However, we use proportional consolidation in order to evaluate the results of Cingular for internal management purposes.  In the table above, Cingular's proportional results are included in 2001 along with our wireless properties pending contribution, while the 2000 amounts reflect our similar historical wireless operations.

   Subscriber revenues increased $202, or 12.3%, in the second quarter and $390, or
   12.4%, for the first six months of 2001.  The majority of the increase was related to an increase in customers, increased minutes of use and the sale of higher access rate plans.  At June 30, 2001, Cingular had 21,218,000 customers.

   Other revenues decreased $47, or 12.1%, in the second quarter and $30, or 4.2%, for the first six months of 2001.  This decrease was due to a decline in roaming revenues from other carriers, reflecting the continued buildout of competitors'
   networks, which resulted in fewer minutes on Cingular's network and lower negotiated rates with the other carriers.  This decrease was partially offset by increased equipment sales due to customer additions, fewer incentives on handsets for new customers, as well as an increase in existing customers upgrading their handsets.

   Operations and support expenses increased $91, or 6.8%, in the second quarter and
   $373, or 14.8%, for the first six months of 2001.  The increase was primarily due to higher equipment costs caused by an increase in customers and in demand for higher quality handsets, an increase in long distance expenses as more plans include free long distance and the Cingular national branding campaign in the first quarter of 2001.  These increases were partially offset by administrative cost savings gained through the formation of Cingular.

   Depreciation and amortization expenses increased by $25, or 8.7%, in the second quarter and $33, or 5.8%, for the first six months of 2001 primarily related to higher plant levels.

Directory
Normalized Results
----------------------------------------------------------------------------------
                                   Second Quarter            Six-Month Period
----------------------------------------------------------------------------------
                                                Percent                    Percent
                                 2001     2000   Change     2001      2000  Change
----------------------------------------------------------------------------------

Operating Revenues              $ 937   $  917     2.2%  $ 1,761   $ 1,788    (1.5)%
-----------------------------------------------          ------------------
Operating expenses
  Operations and support          393      440   (10.7)      833       922    (9.7)
  Depreciation and amortization     9        7    28.6        18        15    20.0
-----------------------------------------------          ------------------
Total Operating Expenses          402      447   (10.1)      851       937    (9.2)
-----------------------------------------------          ------------------
Operating Income                  535      470    13.8       910       851     6.9
-----------------------------------------------          ------------------
Interest Expense                    2        2       -         2         5   (60.0)
-----------------------------------------------          ------------------
Other Income (Expense) - Net        4        4       -         9         9       -
-----------------------------------------------          ------------------
Income Before Income Taxes      $ 537   $  472    13.8%  $   917   $   855     7.3%
==================================================================================

   Operating revenues increased $20, or 2.2%, in the second quarter and decreased
   $27, or 1.5%, for the first six months of 2001.  Increased demand for directory advertising services in the second quarter was partially offset by decreased revenues due to a change in timing of directory publications from the second quarter to later in the year.  For the first six months of 2001, revenues decreased approximately $74 due to changes in the timing of directory publications from the first and second quarters of 2001 to later in the year.
   This decline was partially offset by an increase in demand for directory advertising services.

   Operations and support expenses decreased $47, or 10.7%, in the second quarter and $89, or 9.7%, for the first six months of 2001.  These decreases were primarily due to lower advertising, salary and benefit expenses and license and sales and use tax expenses.  The changes in the timing of directory publications noted above in directory operating revenues had a minimal impact on operations and support expenses in the second quarter and decreased expenses approximately
   $26 for the first six months of 2001.

International
Normalized Results
------------------------------------------------------------------------------------
                                     Second Quarter            Six-Month Period
------------------------------------------------------------------------------------
                                                 Percent                     Percent
                                   2001     2000  Change      2001     2000   Change
------------------------------------------------------------------------------------

Operating Revenues                $  55   $  107   (48.6)%  $  125   $  168   (25.6)%
------------------------------------------------            ----------------
Operating expenses                   67      118   (43.2)      142      207   (31.4)
------------------------------------------------            ----------------
Operating Income (Loss)             (12)     (11)   (9.1)      (17)     (39)   56.4
------------------------------------------------            ----------------
Interest Expense                      9       67   (86.6)       10      137   (92.7)
------------------------------------------------            ----------------
Equity in Net Income of Affiliates  220      198    11.1       397      397       -
------------------------------------------------            ----------------
Other Income (Expense) - Net        120       74    62.2       227      212     7.1
------------------------------------------------            ----------------
Income Before Income Taxes        $ 319   $  194    64.4%   $  597   $  433    37.9%
====================================================================================

   Operating revenues decreased $52, or 48.6%, in the second quarter and $43, or
   25.6%, for the first six months of 2001.  The decrease was primarily caused by a decrease in directory advertising revenue due to the December 2000 sale of our
   German directory investment, Wer Liefert Was (WLW).  Also contributing to the declines were lower volume-related long distance revenues.

   Operating expenses decreased $51, or 43.2%, in the second quarter and $65, or
   31.4%, for the first six months of 2001.  The decrease was due primarily to the sale of WLW and lower volume-related long distance revenues, as mentioned above.

   Equity in net income of affiliates increased $22, or 11.1%, in the second quarter and was flat for the first six months of 2001.  Cegetel S.A.'s sale of AOL
   France, wireless subscriber growth and higher average revenue per customer in its wireless operations increased equity income approximately $66 in the second quarter and $82 for the first six months of 2001.  The sale of MATAV in the third quarter of 2000 decreased equity income on a comparative basis approximately $32 in the second quarter and $53 for the first six months of 2001.  Additionally, the sale of diAx A.G. (diAx) in the first quarter of 2001 and the exchange of our equity investment in ATL - Algar Telecom Leste S.A. for a cost investment in
   Telecom Americas eliminated losses on a comparative basis of approximately $41 in the second quarter and $66 for the first six months of 2001.  Equity income decreased approximately $18 for the first six months of 2001 due to a smaller ownership percentage in our investment in Telefonos de Mexico, S.A. de C.V.
   (Telmex) and higher costs of operations at America Movil S.A. de C.V. due to recent investments in South American wireless companies.  Additionally, equity income decreased approximately $44 in the second quarter and $119 for the first six months of 2001 from Belgacom S.A. and TDC A/S (TDC) (formerly known as Tele
   Danmark A/S) primarily related to decreased earnings from their foreign affiliates and increased competition.  Equity income increased approximately $54 for the first six months of 2001 from Bell Canada, largely due to the gain on their disposition of an Internet service provider subsidiary.

Other
Normalized Results
---------------------------------------------------------------------------------
                                  Second Quarter             Six-Month Period
---------------------------------------------------------------------------------
                                              Percent                    Percent
                               2001      2000  Change     2001     2000   Change
---------------------------------------------------------------------------------

Operating Revenues            $ 136    $ 264   (48.5)%   $ 319    $ 535   (40.4)%
-----------------------------------------------       --------------------
Operating expenses              151      369   (59.1)      302      647   (53.3)
-----------------------------------------------       --------------------
Operating Income (Loss)         (15)    (105)   85.7        17     (112)      -
-----------------------------------------------       --------------------
Interest Expense                250      144    73.6       510      354    44.1
-----------------------------------------------       --------------------
Other Income (Expense) - Net    346      280    23.6       669      481    39.1
-----------------------------------------------       --------------------
Income Before Income Taxes    $  81    $  31       - %   $ 176    $  15       -%
=================================================================================

   Operating revenues decreased $128, or 48.5%, in the second quarter and $216, or
   40.4%, for the first six months of 2001, primarily due to the sale of
   SecurityLink in January 2001.  In May 2001, we entered into an agreement to sell our cable television operations, pending regulatory approvals.  Once the sale is final, we expect operating revenues to be reduced by approximately $40 per quarter.

   Operating expenses decreased $218, or 59.1%, in the second quarter and $345, or
   53.3%, for the first six months of 2001, primarily due to the sale of
   SecurityLink.  We expect cash operating expenses to decrease approximately $50 per quarter once the sale of our cable television operations is approved.

Consolidated Results

Interest expense increased $9, or 2.2%, in the second quarter and $112, or 14.5%, for the first six months of 2001.  The increase is due to interest accrued on payables to Cingular that, prior to the formation of Cingular, was eliminated in consolidation.  However, since the formation of Cingular, this expense is mostly offset against our equity earnings from Cingular, which includes the interest income on these notes; therefore having an immaterial impact on consolidated net income.
In the second quarter of 2001 we completed the net debt settlement agreement with
Cingular and, effective in the third quarter of 2001, we will no longer incur this interest expense (see Note 1).  This increase was largely offset by cost savings from lower composite rates.  Also offsetting the increase was the reversal of an accrual of approximately $18 in the second quarter and $13 for the first six months of 2001 related to items resolved by the Illinois legislation discussed in
Competitive and Regulatory Environment.  In addition to these factors, higher debt levels contributed to the increased interest expense for the first six months of
2001.

Interest income increased $183 in the second quarter and $337 for the first six months of 2001.  The increase was primarily due to the income accrued from Cingular for the amount owed to us on notes receivable that, prior to the formation of
Cingular, was eliminated in consolidation.  However, since the formation of
Cingular, this income is mostly offset against our equity earnings from Cingular, which includes the interest expense on these notes; therefore having an immaterial impact on consolidated net income.

Other income (expense) - net includes items that we normalized as previously described in the "Overview" section.  In addition to those items, the second quarter and first six months of 2001 included gains on the sale of investments of approximately $95 and $224, consisting of the sale of Amdocs Limited (Amdocs) shares and other investments.  These gains were partially offset by minority interest and dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $26 in the second quarter and $47 for the first six months of 2001.
The second quarter also included gains of approximately $46 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation.  An offsetting deferred compensation expense was recorded in operations and support expense.  Additionally, in the first six months of 2001, we recognized an expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of approximately $575 from the related mark to market adjustment on the
Amdocs shares, for a net expense of $6.

The 2000 results included a mark to market adjustment on the Debt Exchangeable for
Common Stock (DECS) redeemable in Telmex L shares resulting in income of approximately $90 in the second quarter and an expense of $48 for the first six months of 2000.  The first six months of 2000 also included a gain on the sale of
Telmex L shares of approximately $133.  The second quarter and first six months of
2000 included gains of approximately $65 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation.  An offsetting deferred compensation expense was recorded in operations and support expense.  Gains on sales of investments were approximately $25 in the second quarter and $83 for the first six months of 2000.  We recognized interest rate swap income of approximately $20 for the first six months of 2000 and minority interest expense of approximately $51 in the second quarter and $106 for the first six months of 2000.

Income Taxes in 2001 and 2000 reflect the tax effect of the normalizing items previously described in the Overview section.  These charges increased income taxes
$27 in the second quarter and $111 for the first six months of 2001 and decreased income taxes by $42 in the second quarter and increased income taxes by $23 for the first six months of 2000.  The net effective tax rate on these one-time items differed as a result of nondeductible items included in the charges.  Excluding these items, income taxes would have been $1,116 and $2,053 for the second quarter and first six months of 2001.  For the second quarter and first six months of 2000, income taxes would have been $1,104 and $2,178 excluding one-time charges.  Income taxes were higher in the second quarter of 2001 primarily due to higher income before income taxes and lower for the first six months of 2001 due to lower income before income taxes.  The decrease in the effective tax rate for the first six months of 2001 is primarily due to contributions to the SBC Foundation in the first quarter of 2001 and a decrease in non-deductible goodwill for businesses that were disposed of in 2000.

COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

ILLINOIS LEGISLATION  In May 2001, the Illinois legislature passed a four-year law, effective June 30, 2001, mandating certain new requirements for Illinois telecommunications companies, including our Illinois wireline subsidiary.  The law
(1) requires all local telephone companies to provide wireless phones or cash payments to customers who wait more than five days to get local service repaired or installed, (2) increases the dollar amount the ICC is authorized to levy in fines against companies that violate ICC orders, (3) requires our subsidiary to offer fixed-rate service plans that will result in savings for the average residential customer and (4) requires our subsidiary to provide advanced broadband telecommunications services to 80% of its Illinois customers by 2005.  Additionally, the law contains numerous provisions affecting competitive access to our wireline network, most notably a requirement that we offer for resale new combinations of unbundled network elements.  This issue regarding new combinations is also pending before the United States Supreme Court (Supreme Court) and the Supreme Court's
decision will likely affect implementation of these unbundling provisions.

Most of the provisions of this legislation will require the ICC to issue specific regulations, prior to implementation, in order to integrate the new legislation with existing alternative regulation laws.  This legislation may require us to incur additional expenses to restructure our telecommunications network, which may or may not improve the efficiency of the network, and to improve installation and repair service quality.  We are likely to experience a decrease in revenues due to the potentially lower total revenue from average customers generated under fixed-rate service plans as well as due to new rules regarding competitors' access to our network, including the impact of any required new combinations of unbundled network elements offered for resale.  The extent of any decrease will depend, among other factors, on the monthly rates that the ICC ultimately authorizes for our service plans and the resulting number of access lines lost to competitors as well as on future ICC and Supreme Court rulings regarding competitive access.  As we cannot predict how the ICC will implement the provisions of this legislation, or the effect of the pending Supreme Court case, the legislation's direct and indirect effect on our future results of operations and financial position is not determinable at this time; however, it likely will be unfavorable and the amounts could be significant.
We are prepared to challenge various provisions of this law depending on ICC interpretation of those provisions.

This legislation increased pre-tax income approximately $82 in the second quarter and $31 for the first six months of 2001, consisting of a one-time revenue increase due to the legislation resolving issues pending before the ICC offset by one-time refunds and implementation expenses.

MICHIGAN LEGISLATION  In July 2000, the Michigan legislature eliminated the monthly intrastate end-user common line (EUCL) charge and implemented price caps for certain telecommunications services.  In July 2000, we eliminated the EUCL charge and filed suit in federal court challenging the constitutionality of the legislation.  In
September 2000, temporary stays of the price cap provision and the EUCL charge elimination were issued.  In July 2001, the United States Court of Appeals for the
Sixth Circuit (6th Circuit) ruled that we had demonstrated a substantial likelihood of ultimately showing that the price cap and the EUCL charge elimination were unconstitutional and stayed both provisions pending completion of the litigation.
We re-instated the EUCL charge in October 2000, and increased prices for our basic local services in April 2001.  Both the EUCL charge and the incremental local services' price increase will be refunded if the legislation is upheld, and at June
30, 2001, we had approximately $119 accrued for potential refunds.  In July 2001, both the State of Michigan and MCI WorldCom, Inc. filed petitions for re-hearing of the 6th Circuit decision.

AMERITECH MERGER  On October 8, 1999, we completed the merger of one of our subsidiaries with Ameritech.  The Federal Communications Commission (FCC) issued an order approving the transaction, subject to certain conditions, including fostering out-of-region competition, promoting advanced services, opening local markets to competition and improving residential services.  These FCC conditions require specific performance and reporting and contain enforcement provisions that could potentially trigger more than $2 billion in payments through June 2004 if certain goals are not met.  Associated with these conditions, we incurred approximately $18 in the second quarter and $41 for the first six months of 2001 in additional expenses, including payments for failing to meet certain performance measurements.

LONG DISTANCE APPLICATIONS  We continue to seek long distance approval in our other in-region states and have filed applications with state commissions in California and Nevada and have received state commission approval on our Missouri and Arkansas applications.  In June 2001, we withdrew our Missouri long distance application filed with the FCC in April 2001 in order to revise certain information, and plan to re-file the Missouri application and file the Arkansas application with the FCC before the end of 2001.  The FCC is currently re-examining certain information contained in our previously approved Texas, Kansas and Oklahoma long distance applications.  We cannot currently predict the effect that this inquiry will have on our results of operations and financial position.

WIRELESS AUCTION  Cingular invested in a participant in a December 2000/January 2001
FCC auction of wireless spectrum licenses.  In June 2001, the United States Court of
Appeals for the District of Columbia ruled that the FCC had no right to re-auction certain licenses from a bankrupt New York wireless company. In August 2001, the
FCC announced that it plans to appeal this decision to the Supreme Court.  It is unclear how the resolution of this issue will affect Cingular.

OTHER BUSINESS MATTERS
----------------------

NEW ACCOUNTING STANDARDS  On January 1, 2001, we adopted Financial Accounting
Standards Board Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value.  Our adoption did not have a significant effect on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141,
"Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other
Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test.  Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments.  In addition, we will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.

We will adopt both statements on January 1, 2002 and are currently evaluating the impact of these statements.  We have not yet quantified the impact of these statements on the operations of our equity investments; included Cingular and our international segment.  Our existing and embedded goodwill amortization expense was approximately $74 net of tax in the second quarter and $151 net of tax for the first six months of 2001.  During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position.  Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

LABOR AGREEMENT  In August 2001, the International Brotherhood of Electrical
Workers ratified a labor agreement for wage and other economic matters and extended the expiration to June 26, 2004.  The agreement included a wage increase of approximately 12.25% over the next three years, in addition to other economic provisions.

VALUATION ADJUSTMENT See Note 10 for a discussion of the impairment of certain cost investments.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We had $649 in cash and cash equivalents available at June 30, 2001.  During the first six months of 2001 our primary source of funds continued to be cash provided by operating activities.  In the first six months of 2000 our primary sources of funds included cash provided by operating activities and short-term borrowings issued to finance our acquisition of Sterling.  We have entered into agreements with several banks for committed lines of credit totaling $3,700, all of which may be used to support commercial paper borrowings.  We had no borrowings outstanding under these lines of credit as of June 30, 2001.  Commercial paper borrowings as of June
30, 2001 and December 31, 2000 totaled $5,024 and $6,437, out of $8,000 authorized.

During the first six months of 2001 we closed on 1,400 towers under our agreement with SpectraSite Communications, Inc.  The terms of the agreement call for us to receive a combination of cash and stock.  In the first six months of 2001 we received $359 in cash.

In the first quarter of 2001, we received approximately $783 related to the sale of our investment in diAx to TDC.  Approximately $565 was recorded as a dividend, due to the nature of our investment in TDC, and was included in undistributed earnings from investments in equity affiliates.

Our investing activities during the first six months of 2001 consisted of $5,744 in construction and capital expenditures, primarily in the wireline segment, including
$763 in fiber, electronics and other technology equipment for our broadband initiative, known as Project Pronto.  Investing activities during the first six months of 2001 also included a receipt of $1,371 from Cingular for payment of notes receivable and asset dispositions of $339, primarily related to the sale of
SecurityLink and the sale of Amdocs shares.  There were no asset acquisitions during the first six months of 2001.  Investing activities during the first six months of
2000 included asset dispositions of $216, due to the sale of Telmex L shares, and asset acquisitions of $3,663 related to the acquisition of Sterling.

Short-term borrowings decreased $2,402 due to the repayment of short-term notes.  We also spent $1,465 on the repurchase of shares of our common stock under the repurchase plan announced in January 2000.  As of July 31, 2001, we have repurchased a total of approximately 83 million shares of our common stock of the 100 million shares authorized to be repurchased.  Financing activities during the first six months of 2000 included new short-term borrowings to finance our acquisition of
Sterling.  Cash paid for dividends in the first six months of 2001 was $1,727, or
1.7% higher than in the first six months of 2000 due to an increase in dividends declared per share.

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
Additionally, we issued two, one-year notes for approximately $500 each, which carry variable interest rates.  Each note's interest is calculated based on the London
Interbank Offer Rate (LIBOR), one recalculating monthly at the LIBOR less 1 basis point and the other recalculating quarterly at the LIBOR less 2.5 basis points.  In
April 2001, we issued approximately $2,000 of five-year, 5.75%, global notes.  The
March and April 2001 notes are redeemable at any time, in whole or in part, and under certain circumstances, at a premium.  The proceeds from these issuances were used to repay a portion of short-term borrowing and for general corporate purposes.

In June 2001, we redeemed prior to maturity approximately $500 of the TOPrS with an interest rate of 8.50%.  The TOPrS had an original maturity of 30 years and were included on the balance sheet as corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

In June 2001, we issued approximately $500 of 7.00% Public Income Notes (PINES) due
2041.  Interest on the PINES will be paid quarterly; the first payment will be
September 1, 2001.  We may redeem the PINES, in whole or in part, at any time on or after June 13, 2006.  The proceeds were used to pay down short-term borrowings.

In June 2001, we privately sold $1,000 of 20-year annual Puttable Reset Securities
(PURS).  The notes will bear interest at 4.25% until June 2002, at which time an investment bank has an annual option to require us to remarket or redeem the notes.
If the option is exercised, the investment bank will reset the interest rate and remarket the notes for another twelve-month term.  If the bank does not exercise its option on that reset date, we will be required to redeem the notes at par.  The notes are classified as short-term debt and we used the proceeds to pay down other short-term borrowings.

In July 2001, we redeemed approximately $560 of multiple bonds.  The average interest rate of these bonds was 6.32% with an average remaining maturity of 2 years.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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
o  Changes in available technology.
o  The final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings, including issues relating to jurisdiction.
o  The final outcome of state regulatory proceedings in our 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, Project Pronto, service standards and reciprocal compensation.
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
o  The timing, extent and cost of deployment of our broadband initiative also known as Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.
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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

During the second quarter of 2001, non-employee directors acquired from the Company shares of common stock pursuant to the Company's Non-Employee Director Stock and
Deferral Plan.  Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares.  Each Director also receives an annual grant of DSUs.  During this period, an aggregate of 49,887
SBC shares and DSUs were acquired by non-employee directors at prices ranging from
$40.06 to $42.99, in each case the fair market value of the shares on the date of acquisition.  The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Annual Meeting of Shareowners

(a)  The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 27, 2001, in San Antonio, Texas.  Shareowners representing
     2,786,591,777 shares of common stock as of the February 28, 2001 record date were present in person or were represented at the meeting by proxy.

(b)  At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

          DIRECTOR                SHARES FOR           SHARES WITHHELD*
     ------------------         -------------          ----------------
     Herman E. Gallegos         2,663,818,014            122,773,763
     Jess T. Hay                2,721,476,476             65,115,301
     James A. Henderson         2,726,276,470             60,315,307
     Bobby R. Inman             2,720,152,767             66,439,010
     John B. McCoy              2,726,568,191             60,023,586
     S. Donley Ritchey          2,725,699,028             60,892,749
     Joyce M. Roche             2,725,699,028             60,892,749

     *Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

(c)  Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2001.  The vote was 2,737,079,501
     FOR and 27,534,240 AGAINST, with 21,978,036 shares ABSTAINING.

     Shareowners voted to adopt a 2001 Incentive Plan for the purpose of replacing the
     1996 Stock and Incentive Plan.  The vote was 2,300,791,558 FOR and 440,386,688
     AGAINST, with 45,413,531 ABSTAINING.

     Shareowners voted not to adopt a shareowner proposal to require the board of directors to nominate at least two candidates for each open board position.  The vote was 188,645,849 FOR and 2,047,348,741 AGAINST, with 97,549,789 ABSTAINING.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits
     --------

     Exhibit 12  Computation of Ratios of Earnings to Fixed Charges.

(b)  Reports on Form 8-K
     --------------------

     On April 24, 2001, we filed a Form 8-K, reporting on Item 5. Other Events and
     Item 7. Financial Statements and Exhibits.  In the report, we disclosed a press release announcing first quarter earnings for 2001.

                                      SIGNATURE
                                      ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.

August 8, 2001                            /S/ Randall Stephenson
                                          ------------------------
                                          Randall Stephenson
                                          Senior Executive Vice President
                                          and Chief Financial Officer

                                                                                                           EXHIBIT 12
                                              SBC COMMUNICATIONS INC.
                                COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                                Dollars in Millions

                                           Six Months Ended
                                              June 30,                         Year Ended December 31,
                                         --------------------- ------------------------------------------------------
                                             2001       2000       2000       1999       1998       1997       1996
                                         ---------- ---------- ---------- ---------- ---------- ---------- ----------
Income Before Income Taxes,
Extraordinary Items
  and Cumulative Effect of Accounting
  Changes*                               $  5,883   $  5,732   $ 12,367   $ 10,382   $ 11,859   $  6,356   $  8,789
     Add: Interest Expense                    884        772      1,592      1,430      1,605      1,550      1,418
          Dividends on Preferred
          Securities                           46         52        118        118        114         98         68
          1/3 Rental Expense                  114        129        252        236        228        202        188
                                         ---------- ---------- ---------- ---------- ---------- ---------- ----------

     Adjusted Earnings                   $  6,927   $  6,685   $ 14,329   $ 12,166   $ 13,806   $  8,206   $ 10,463
                                         ========== ========== ========== ========== ========== ========== ==========

Total Interest Charges                   $    938   $    814   $  1,693   $  1,511   $  1,691   $  1,700   $  1,589
Dividends on Preferred Securities              46         52        118        118        114         98         68
1/3 Rental Expense                            114        129        252        236        228        202        188
                                         ---------- ---------- ---------- ---------- ---------- ---------- ----------

     Adjusted Fixed Charges              $  1,098   $    995   $  2,063   $  1,865   $  2,033   $  2,000   $  1,845
                                         ========== ========== ========== ========== ========== ========== ==========

Ratio of Earnings to Fixed Charges           6.31       6.72       6.95       6.52       6.79       4.10       5.67

*Undistributed earnings on investments accounted for under the equity method have been excluded.