Form 10-Q
period 2001-09-30
SBC COMMUNICATIONS INC
filed 2001-11-08
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
         |X|

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

         |_|

Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

At October 31, 2001, 3,361,560,646 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
--------------------------------------------------------------------------------
                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                           2001     2000       2001      2000
--------------------------------------------------------------------------------
Operating Revenues
Landline local service                $   5,679  $  5,703   $ 17,174 $ 16,289
Wireless subscriber                          38     1,749        154    4,897
Network access                            2,642     2,489      7,849    7,828
Long distance service                       778       792      2,297    2,354
Directory advertising                       972       912      2,749    2,761
Other                                     1,229     1,777      3,782    5,037
--------------------------------------------------------------------------------
Total operating revenues                 11,338    13,422     34,005   39,166
--------------------------------------------------------------------------------
Operating Expenses
Operations and support                    6,316     8,213     18,625   23,303
Depreciation and amortization             2,200     2,363      6,822    6,943
--------------------------------------------------------------------------------
Total operating expenses                  8,516    10,576     25,447   30,246
--------------------------------------------------------------------------------
Operating Income                          2,822     2,846      8,558    8,920
--------------------------------------------------------------------------------
Other Income (Expense)
Interest expense                           (377)     (422)    (1,261)  (1,194)
Interest income                             144        32        515       66
Equity in net income of affiliates          509       267      1,451      656
Other income (expense) - net                 99     1,981         41    2,130
--------------------------------------------------------------------------------
Total other income (expense)                375     1,858        746    1,658
--------------------------------------------------------------------------------
Income Before Income Taxes                3,197     4,704      9,304   10,578
--------------------------------------------------------------------------------
Income taxes                              1,125     1,705      3,289    3,906
--------------------------------------------------------------------------------
Income Before Extraordinary Item          2,072     2,999      6,015    6,672
--------------------------------------------------------------------------------
Extraordinary item, net of tax                -         -        (18)       -
--------------------------------------------------------------------------------
Net Income                            $   2,072  $  2,999   $  5,997 $  6,672
================================================================================
Earnings Per Common Share:
Income Before Extraordinary Item      $    0.62  $   0.89   $   1.79 $   1.97
Net Income                            $    0.62  $   0.89   $   1.78 $   1.97
--------------------------------------------------------------------------------
Earnings Per Common Share - Assuming Dilution:
Income Before Extraordinary Item      $    0.61  $   0.88   $   1.77 $   1.95
Net Income                            $    0.61  $   0.88   $   1.77 $   1.95
--------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding (in millions)    $   3,362     3,387      3,368    3,393
Dividends Declared Per Common Share   $ 0.25625  $0.25375   $0.76875 $0.76125
================================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
----------------------------------------------------------------------------------
                                                   September 30,      December 31,
                                                         2001             2000
----------------------------------------------------------------------------------
Assets                                               (Unaudited)
Current Assets
Cash and cash equivalents                          $      562         $    643
Accounts receivable - net of allowances for
  uncollectibles of $1,109 and $1,016                   9,319           10,144
Prepaid expenses                                        1,069              550
Deferred income taxes                                     549              671
Other current assets                                    1,125            1,640
----------------------------------------------------------------------------------
Total current assets                                   12,624           13,648
----------------------------------------------------------------------------------
Property, plant and equipment - at cost               125,652          119,753
  Less: accumulated depreciation and amortization      76,780           72,558
----------------------------------------------------------------------------------
Property, Plant and Equipment - Net                    48,872           47,195
----------------------------------------------------------------------------------
Intangible Assets - Net of Accumulated
  Amortization of $657 and $746                         4,041            5,475
Investments in Equity Affiliates                       12,204           12,378
Notes Receivable from Cingular Wireless                 5,926            9,568
Other Assets                                           12,048           10,387
----------------------------------------------------------------------------------
Total Assets                                       $   95,715         $ 98,651
==================================================================================
Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year                      $    7,318         $ 10,470
Accounts payable and accrued liabilities               10,582           15,432
Accrued taxes                                           4,356            3,592
Dividends payable                                         862              863
----------------------------------------------------------------------------------
Total current liabilities                              23,118           30,357
----------------------------------------------------------------------------------
Long-Term Debt                                         18,041           15,492
----------------------------------------------------------------------------------
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes                                   7,339            6,806
Postemployment benefit obligation                       9,992            9,767
Unamortized investment tax credits                        272              318
Other noncurrent liabilities                            4,441            4,448
----------------------------------------------------------------------------------
Total deferred credits and other noncurrent
  liabilities                                          22,044           21,339
----------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
  Preferred Securities of Subsidiary Trusts                 -            1,000
----------------------------------------------------------------------------------
Shareowners' Equity
Common shares issued ($1 par value)                     3,433            3,433
Capital in excess of par value                         12,003           12,125
Retained earnings                                      21,751           18,341
Guaranteed obligations of employee stock
  ownership plans (ESOP)                                    -              (21)
Deferred compensation - leveraged ESOP (LESOP)              -              (37)
Treasury shares (at cost)                              (3,180)          (2,071)
Accumulated other comprehensive loss                   (1,495)          (1,307)
----------------------------------------------------------------------------------
Total shareowners' equity                              32,512           30,463
----------------------------------------------------------------------------------
Total Liabilities and Shareowners' Equity          $   95,715         $ 98,651
==================================================================================
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
-------------------------------------------------------------------------------
                                                           Nine months ended
                                                             September 30,
                                                            2001         2000
-------------------------------------------------------------------------------
Operating Activities
Net income                                              $   5,997     $ 6,672
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           6,822       6,943
    Undistributed earnings from investments in
      equity affiliates                                      (677)       (344)
    Provision for uncollectible accounts                      886         604
    Amortization of investment tax credits                    (46)        (53)
    Deferred income tax expense                               855         996
    Gain on sales of investments                             (301)     (2,170)
    Extraordinary item, net of tax                             18           -
    Changes in operating assets and liabilities:
      Accounts receivable                                    (137)     (1,368)
      Other current assets                                   (466)       (713)
      Accounts payable and accrued liabilities             (1,205)      1,442
    Other - net                                            (1,020)     (1,279)
-------------------------------------------------------------------------------
Total adjustments                                           4,729       4,058
-------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                  10,726      10,730
-------------------------------------------------------------------------------
Investing Activities
Construction and capital expenditures                      (8,096)     (9,202)
Investments in affiliates                                   1,482        (103)
Purchase of short-term investments                              -        (533)
Proceeds from short-term investments                          510           -
Dispositions                                                  864       3,534
Acquisitions                                                    -      (5,127)
-------------------------------------------------------------------------------
Net Cash Used in Investing Activities                      (5,240)    (11,431)
-------------------------------------------------------------------------------
Financing Activities
Net change in short-term borrowings with original
  maturities of three months or less                       (3,091)      4,278
Issuance of long-term debt                                  5,723       1,039
Repayment of long-term debt                                (3,104)       (921)
Early redemption of corporation-obligated
  mandatorily redeemable
  preferred securities of subsidiary trusts                (1,000)          -
Purchase of treasury shares                                (1,661)     (1,457)
Issuance of treasury shares                                   277         307
Redemption of preferred shares of subsidiaries               (145)          -
Dividends paid                                             (2,591)     (2,560)
Other                                                          25          65
-------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities        (5,567)        751
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (81)         50
-------------------------------------------------------------------------------
Cash and cash equivalents beginning of year                   643         495
-------------------------------------------------------------------------------
Cash and Cash Equivalents End of Period                 $     562     $   545
===============================================================================

Cash paid during the nine months ended September 30
for:
   Interest                                             $   1,274     $ 1,298
   Income taxes, net of refunds                         $   1,449     $ 2,113
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars in millions
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                          Guaranteed                             Accumulated
                                                Capital in              Obligations of     Deferred                 Other
                                       Common  Excess of Par  Retained  Employee Stock  Compensation- Treasury  Comprehensive
                                       Shares      Value      Earnings  Ownership Plans     LESOP      Shares        Loss
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $ 3,433   $ 12,125    $ 18,341    $    (21)       $   (37)    $ (2,071)  $  (1,307)
Net income                                   -          -       5,997           -              -            -           -
Other comprehensive loss                     -          -           -           -              -            -        (188)
Dividends to shareowners                     -          -      (2,589)          -              -            -           -
Reduction of debt associated with ESOP       -          -           -          21              -            -           -
Cost of LESOP trust shares allocated
  to employee accounts                       -          -           -           -             37            -           -
Purchase of treasury shares                  -          -           -           -              -       (1,661)          -
Issuance of treasury shares                  -       (241)          -           -              -          552           -
Other                                        -        119           2           -              -            -           -
----------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001            $ 3,433   $ 12,003    $ 21,751    $      -        $     -     $ (3,180)  $  (1,495)
============================================================================================================================
See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At September 30, or for the nine months then ended:             2001        2000
---------------------------------------------------        -----------------------
   Debt ratio..............................................     43.8%       44.8%
   Network access lines in service (000)...................   60,230      61,287
   Resold and rebundled line (000).........................    3,467       2,351
   Access minutes of use (000,000).........................  213,521     210,927
   Cingular Wireless customers* (000)......................   21,279      18,867
   Number of employees.....................................  216,740     223,260

*Amounts represent the 100% pro forma customers of Cingular Wireless.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1.	BASIS OF PRESENTATION Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2000 Annual Report to Shareowners.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. We have reclassified certain amounts in prior period financial statements to conform to the current period’s presentation.

In the second quarter of 2001 we netted approximately $2,500 of payables to Cingular Wireless (Cingular) with our notes receivable from Cingular. In addition, based on our revised expectations of when Cingular will repay the amount owed, we reclassified the notes receivable from Cingular from current to noncurrent assets.

2.	CONSOLIDATION The Consolidated Financial Statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular, and less than majority-owned subsidiaries are principally accounted for under the equity method. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within three months of the date of our Consolidated Statements of Income.

3.	EXTRAORDINARY ITEM The first nine months of 2001 includes an extraordinary loss of $18, net of taxes of $10, related to the early redemption of $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

4.	COMPREHENSIVE INCOME The components of our comprehensive income for the three and nine months ended September 30, 2001 and 2000 include net income and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on securities. The foreign currency translation adjustment is due to exchange rate fluctuations in our foreign affiliates’ local currencies, primarily Canada and South Africa in 2001 and Denmark in 2000.

The reclassification adjustment for loss included in deferred revenue reflects the other than temporary decline of approximately $162 ($97 net of tax) in the value of shares we received as payment of future rents. We have determined that the other than temporary decline in the value of these marketable securities should reduce the overstatement of deferred revenue for these payments that were recorded when the marketable securities were originally received. Future rent revenues will also be reduced.

Following is our comprehensive income:
   -------------------------------------------------------------------------------------
                                                  Three months ended   Nine months ended
                                                     September 30,        September 30,
                                                     2001     2000        2001      2000
   -------------------------------------------------------------------------------------
   Net income                                     $ 2,072  $  2,999    $ 5,997  $  6,672
   Other comprehensive income (loss), net of tax:
     Foreign currency translation  adjustment          (6)     (259)      (188)     (470)
     Reclassification adjustment to net income for
      cumulative translation adjustment on
      securities sold                                   -       323          -       323
     Net unrealized gain (loss) on securities:
      Unrealized gain (loss) on available for
        sale securities                               (50)      (18)      (102)        7
      Reclassification adjustment for (gain)
        loss included in net income                     1         2          5       (44)
      Reclassification adjustment for
        loss included in deferred revenue              97         -         97         -
   -------------------------------------------------------------------------------------
     Net unrealized gain (loss) on securities          48       (16)         -       (37)
   -------------------------------------------------------------------------------------
   Other comprehensive income (loss)                   42        48       (188)     (184)
   -------------------------------------------------------------------------------------
   Total comprehensive income                     $ 2,114  $  3,047    $ 5,809  $  6,488
   =====================================================================================
5.	COMPLETION OF MERGER Upon completion of the merger of an SBC subsidiary with Ameritech Corporation (Ameritech) in October 1999, we reviewed operations throughout the merged company. Based on this merger integration review, we made strategic decisions to significantly integrate operations and consolidate some administrative and support functions which resulted in one-time charges.

One-time charges incurred included costs related to various regulatory and legal issues, merger approval costs and other related costs, as well as costs related to strategic decisions reached by the review teams. Remaining accruals for anticipated cash expenditures related to these decisions were approximately $56 and $158 at September 30, 2001 and December 31, 2000.

6.	EARNINGS PER SHARE A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item and net income for the three and nine months ended September 30, 2001 and 2000 are shown in the table below.

   --------------------------------------------------------------------------------
                                             Three months ended   Nine months ended
                                                September 30,       September 30,
                                                2001      2000      2001     2000
   --------------------------------------------------------------------------------
   Numerators
   Numerator for basic earnings per share:
     Income before extraordinary item        $ 2,072  $  2,999   $ 6,015  $ 6,672
   --------------------------------------------------------------------------------
     Dilutive potential common shares:
     Other stock-based compensation                2         1         4        4
   --------------------------------------------------------------------------------
   Numerator for diluted earnings per share  $ 2,074  $  3,000   $ 6,019  $ 6,676
   ================================================================================
   Denominators (000,000)
   Denominator for basic earnings per share:
     Weighted average number of common
     shares outstanding                        3,362     3,387     3,368    3,393
   --------------------------------------------------------------------------------
     Dilutive potential common shares:
     Stock options                                20        30        23       31
     Other stock-based compensation                8         8         8        7
   --------------------------------------------------------------------------------
   Denominator for diluted earnings per share  3,390     3,425     3,399    3,431
   ================================================================================
   Basic earnings per share:
     Income before extraordinary item        $  0.62  $   0.89   $  1.79  $  1.97
     Extraordinary item                            -         -     (0.01)       -
   --------------------------------------------------------------------------------
   Net income                                $  0.62  $   0.89   $  1.78  $  1.97
   ================================================================================
   Diluted earnings per share:
     Income before extraordinary item        $  0.61  $   0.88   $  1.77  $  1.95
     Extraordinary item                            -         -         -        -
   --------------------------------------------------------------------------------
   Net income                                $  0.61  $   0.88   $  1.77  $  1.95
   ================================================================================
7.	PREPAID PENSION COST Prepaid pension costs are based on the cumulative amount of net pension benefits we recognized under Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”. At September 30, 2001 and December 31, 2000, amounts included in other assets for prepaid pension costs were approximately $7,445 and $5,122. Fluctuations in these assets are caused by pension benefits and pension settlement gains and losses.

8.	SUBSIDIARY FINANCIAL INFORMATION We have fully and unconditionally guaranteed certain outstanding capital securities of Pacific Bell Telephone Company (PacBell) and Southwestern Bell Telephone Company (SWBell), each of which is a wholly owned subsidiary of SBC. In accordance with SEC rules, we are providing the following condensed consolidating financial information.

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

   Condensed Consolidating Statement of Income
   For the Three Months Ended September 30, 2001

                                Parent    PacBell  SWBell    Other    Adjs.     Total
   ------------------------------------------------------------------------- --------
   Total operating revenues     $    -    $ 2,628 $ 2,876  $ 6,206  $  (372) $ 11,338
   Total operating expenses        (30)     1,693   2,048    5,177     (372)    8,516
   ------------------------------------------------------------------------- --------
   Operating Income                 30        935     828    1,029        -     2,822
   ------------------------------------------------------------------------- --------
   Interest expense                123         92      86      208     (132)      377
   Equity in net income of
     affiliates                  1,858          -       -      509   (1,858)      509
   Royalty income (expense)        115       (102)   (115)     102        -         -
   Other income (expense) - net    157          1      (1)     218     (132)      243
   ------------------------------------------------------------------------- --------
   Income Before Income Taxes    2,037        742     626    1,650   (1,858)    3,197
   ------------------------------------------------------------------------- --------
   Income taxes                    (35)       297     230      633        -     1,125
   ------------------------------------------------------------------------- --------
   Net Income                  $ 2,072    $   445 $   396  $ 1,017  $(1,858) $  2,072
   ========================================================================= ========

   Condensed Consolidating Statement of Income
   For the Three Months Ended September 30, 2000

                                 Parent  PacBell   SWBell   Other    Adjs.     Total
   ------------------------------------------------------------------------ --------
   Total operating revenues     $     -  $ 2,619  $ 2,904 $ 8,241 $   (342) $ 13,422
   Total operating expenses         (88)   1,793    2,109   7,104     (342)   10,576
   ------------------------------------------------------------------------ --------
   Operating Income                  88      826      795   1,137        -     2,846
   ------------------------------------------------------------------------ --------
   Interest expense                 158       94       91     384     (305)      422
   Equity in net income of
     affiliates                   2,807        -        -     293   (2,833)      267
   Royalty income (expense)         115     (102)    (115)    102        -         -
   Other income (expense) - net     234       (1)       2   2,060     (282)    2,013
   ------------------------------------------------------------------------ --------
   Income Before Income Taxes     3,086      629      591   3,208   (2,810)    4,704
   ------------------------------------------------------------------------ --------
   Income taxes                      87      257      220   1,141        -     1,705
   ------------------------------------------------------------------------ --------
   Net Income                   $ 2,999  $   372  $   371 $ 2,067 $ (2,810)  $ 2,999
   ======================================================================== ========

   Condensed Consolidating Statement of Income
   For the Nine Months Ended September 30, 2001

                                   Parent  PacBell  SWBell   Other   Adjs.     Total
   ------------------------------------------------------------------------- -------
   Total operating revenues       $     -  $ 7,823 $ 8,633 $ 18,617 $(1,068) $34,005
   Total operating expenses           (12)   5,020   6,249   15,258  (1,068)  25,447
   ------------------------------------------------------------------------- -------
   Operating Income                    12    2,803   2,384    3,359       -    8,558
   ------------------------------------------------------------------------- -------
   Interest expense                   406      284     287      748    (464)   1,261
   Equity in net income of
     affiliates                     5,804        -       -    1,453  (5,806)   1,451
   Royalty income (expense)           345     (305)   (345)     305       -        -
   Other income (expense) - net       200        1       1      816    (462)     556
   ------------------------------------------------------------------------- -------
   Income Before Income Taxes       5,955    2,215   1,753    5,185  (5,804)   9,304
   ------------------------------------------------------------------------- -------
   Income taxes                       (42)     891     647    1,793       -    3,289
   ------------------------------------------------------------------------- -------
   Income Before
     Extraordinary Item             5,997    1,324   1,106    3,392  (5,804)   6,015
   ------------------------------------------------------------------------- -------
   Extraordinary item, net of tax       -        -       -      (18)      -      (18)
   ------------------------------------------------------------------------- -------
   Net Income                     $ 5,997  $ 1,324 $ 1,106 $  3,374 $(5,804) $ 5,997
   ========================================================================= =======

   Condensed Consolidating Statement of Income
   For the Nine Months Ended September 30, 2000

                                  Parent  PacBell  SWBell   Other    Adjs.    Total
   ------------------------------------------------------------------------ -------
   Total operating revenues       $     - $ 7,725 $ 8,662 $23,725 $   (946) $39,166
   Total operating expenses          (135)  5,659   6,547  19,121     (946)  30,246
   ------------------------------------------------------------------------ -------
   Operating Income                   135   2,066   2,115   4,604        -    8,920
   ------------------------------------------------------------------------ -------
   Interest expense                   359     297     283   1,054     (799)   1,194
   Equity in net income of
     affiliates                     6,129       -       -     719   (6,192)     656
   Royalty income (expense)           345    (305)   (345)    305        -        -
   Other income (expense) - net       624       -       3   2,308     (739)   2,196
   ------------------------------------------------------------------------ -------
   Income Before Income Taxes       6,874   1,464   1,490   6,882   (6,132)  10,578
   ------------------------------------------------------------------------ -------
   Income taxes                       202     599     556   2,549        -    3,906
   ------------------------------------------------------------------------ -------
   Net Income                     $ 6,672 $   865 $   934 $ 4,333 $ (6,132) $ 6,672
   ======================================================================== =======

   Condensed Consolidating Balance Sheet
   September 30, 2001

                                Parent  PacBell  SWBell   Other   Adjs.    Total
   --------------------------------------------------------------------- --------
   Cash and cash equivalents    $   354 $    13 $    38 $   157 $      -  $   562
   Accounts receivable - net      2,513   2,218   2,029  13,252  (10,693)   9,319
   Other current assets             232     447     774   1,290        -    2,743
   --------------------------------------------------------------------- --------
   Total current assets           3,099   2,678   2,841  14,699  (10,693)  12,624
   --------------------------------------------------------------------- --------
   Property, plant and
     equipment - net                113  13,407  15,431  19,921        -   48,872
   --------------------------------------------------------------------- --------
   Intangible assets - net            -       -       -   4,041        -    4,041
   --------------------------------------------------------------------- --------
   Investments in equity
     affiliates                  35,541       -       -  15,366  (38,703)  12,204
   --------------------------------------------------------------------- --------
   Other assets                   7,990   2,414     555  10,735   (3,720)  17,974
   --------------------------------------------------------------------- --------
   Total Assets                 $46,743 $18,499 $18,827 $64,762 $(53,116) $95,715
   ===================================================================== ========
   Debt maturing within one
     year                       $ 6,429   2,355 $ 3,027 $ 1,965 $ (6,458) $ 7,318
   Other current liabilities      1,180   3,547   3,752  11,556   (4,235)  15,800
   --------------------------------------------------------------------- --------
   Total current liabilities      7,609   5,902   6,779  13,521  (10,693)  23,118
   --------------------------------------------------------------------- --------
   Long-term debt                 4,136   3,673   3,626  10,276   (3,670)  18,041
   --------------------------------------------------------------------- --------
   Postemployment benefit
     obligation                      74   2,908   3,025   3,985        -    9,992
   --------------------------------------------------------------------- --------
   Other noncurrent liabilities   2,412   1,867   1,218   6,605      (50)  12,052
   --------------------------------------------------------------------- --------
   Total shareowners' equity     32,512   4,149   4,179  30,375  (38,703)  32,512
   --------------------------------------------------------------------- --------
   Total Liabilities
     and Shareowners' Equity    $46,743 $18,499 $18,827 $64,762 $(53,116) $95,715
   ===================================================================== ========

   Condensed Consolidating Balance Sheet
   December 31, 2000

                                Parent  PacBell  SWBell   Other    Adjs.   Total
   --------------------------------------------------------------------- --------
   Cash and cash equivalents    $   436 $     9 $    52 $   146 $      -  $   643
   Accounts receivable - net      9,503   2,219   2,111  10,439  (14,128)  10,144
   Other current assets             631     474     697   1,059        -    2,861
   --------------------------------------------------------------------- --------
   Total current assets          10,570   2,702   2,860  11,644  (14,128)  13,648
   --------------------------------------------------------------------- --------
   Property, plant and
     equipment - net                138  13,028  14,984  19,045        -   47,195
   --------------------------------------------------------------------- --------
   Intangible assets - net            -       -       -   5,475        -    5,475
   --------------------------------------------------------------------- --------
   Investments in equity
     affiliates                  30,072       -       -  17,058  (34,752)  12,378
   --------------------------------------------------------------------- --------
   Other assets                   3,750   2,061     272  18,722   (4,850)  19,955
   --------------------------------------------------------------------- --------
   Total Assets                 $44,530 $17,791 $18,116 $71,944 $(53,730) $98,651
   ===================================================================== ========

   Debt maturing within one
     year                       $ 8,918 $ 1,776 $ 2,648 $ 4,607 $ (7,479) $10,470
   Other current liabilities      2,527   3,794   4,112  16,103   (6,649)  19,887
   --------------------------------------------------------------------- --------
   Total current liabilities     11,445   5,570   6,760  20,710  (14,128)  30,357
   --------------------------------------------------------------------- --------
   Long-term debt                   568   4,293   3,976  11,505   (4,850)  15,492
   --------------------------------------------------------------------- --------
   Postemployment benefit
     obligation                      83   2,817   2,993   3,874        -    9,767
   --------------------------------------------------------------------- --------
   Other noncurrent liabilities   1,971   1,536   1,314   6,751        -   11,572
   --------------------------------------------------------------------- --------
   Corporation-obligated mandatorily
     redeemable preferred securities
     of subsidiary trusts             -       -       -   1,000        -    1,000
   --------------------------------------------------------------------- --------
   Total shareowners' equity     30,463   3,575   3,073  28,104  (34,752)  30,463
   --------------------------------------------------------------------- --------
   Total Liabilities
     and Shareowners' Equity    $44,530 $17,791 $18,116 $71,944 $(53,730) $98,651
   ===================================================================== ========

   Condensed Consolidating Statement of Cash Flows
   Nine Months Ended September 30, 2001

                                 Parent  PacBell  SWBell    Other    Adjs.    Total
   ----------------------------------------------------------------------- --------
   Net cash from operating
     activities                 $ 1,399  $ 2,599 $ 2,182  $10,124 $ (5,578) $10,726
   Net cash from investing
     activities                   1,445   (1,799) (2,223)  (3,492)     829   (5,240)
   Net cash from financing
     activities                  (2,926)    (796)     27   (6,621)   4,749   (5,567)
   ----------------------------------------------------------------------- --------
   Net Increase (Decrease) in
     Cash                       $   (82) $     4 $   (14) $    11 $      -  $   (81)
   ======================================================================= ========

   Condensed Consolidating Statement of Cash Flows
   Nine Months Ended September 30, 2000

                                  Parent  PacBell SWBell    Other    Adjs.    Total
   ----------------------------------------------------------------------- --------
   Net cash from operating
     activities                  $ 2,934 $ 2,287 $ 2,762  $ 4,124 $ (1,377) $10,730
   Net cash from investing
     activities                   (4,046) (2,035) (2,483)  (2,521)    (346) (11,431)
   Net cash from financing
     activities                    1,345    (255)   (286)  (1,776)   1,723      751
   ----------------------------------------------------------------------- --------
   Net Increase (Decrease) in
     Cash                        $   233 $   (3) $    (7) $  (173)$      -  $    50
   ======================================================================= ========
9.	SEGMENT INFORMATION Our segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (e.g., one-time) items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

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

Prior to the fourth quarter of 2000, the wireless segment included our consolidated businesses that provided wireless telecommunications services and sold wireless equipment. In October 2000, we contributed substantially all of our wireless businesses to Cingular and began reporting results from Cingular’s operations as equity in net income of affiliates in the Consolidated Financial Statements. However, for internal management purposes, we analyze Cingular’s results using proportional consolidation and therefore will discuss Cingular’s results on that basis for segment reporting.

The directory segment includes all directory operations, including yellow and white pages advertising and electronic publishing. All investments with primarily international operations are included in the international segment. The other segment includes all corporate operations and Ameritech’s paging, cable television and SecurityLink operations. SecurityLink was sold in January 2001 and in November 2001, we expect to sell Ameritech New Media, Ameritech’s cable television operations.

Normalized results for 2001 exclude the following items:

  Pension settlement gains of $122 ($73 net of tax) in the third quarter and $961 ($592 net of tax) for the first nine months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $401 ($261 net of tax) for the first nine months (recorded in other income (expense) - net) primarily related to valuation adjustments of Williams Communications Group Inc. as well as certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The charge in second quarter 2001 resulted from an evaluation that the decline was other than temporary.
  Reduction of a valuation allowance of $120 ($78 net of tax) for the first nine months (recorded in other income (expense) - net) on a note receivable related to the sale of Ameritech’s SecurityLink business. The note was collected in July 2001.
  Combined charges of $316 ($205 net of tax) for the first nine months (recorded in operating expenses) related to impairment of our cable operations.

Normalized results for 2000 exclude the following items:

  Gains of $1,699 ($1,125 net of tax) in the third quarter and for the first nine months (recorded primarily in other income (expense)-net) related to the sale of direct and indirect interests in MATÁV and Netcom GSM, two international equity investments.
  Gains of $238 ($155 net of tax) in the third quarter and for the first nine months (recorded in other income (expense)-net) on the sale of Teléfonos de México, S.A. de C.V. L shares associated with SBC’s purchase of a Mandatorily Exchangeable Debt Securities note with characteristics that essentially offset future mark to market adjustments on the Debt Exchangeable for Common Stock.
  Pension settlement gains of $29 ($19 net of tax) in the third quarter associated with pension litigation and $403 ($260 net of tax) for the first nine months (recorded in operating expenses) primarily related to employees who terminated employment during 1999.
  Costs of $400 ($258 net of tax) in the third quarter and $780 ($528 net of tax) for the first nine months (recorded in operating expenses) associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
  A charge of $132 (with no tax effect) in the first nine months (recorded in operating expenses) related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc.
Segment results, including a reconciliation to our consolidated results, for the three and nine months ended September 30, 2001 and 2000 are as follows:

   -------------------------------------------------------------------------
                                     Revenues
   For the three months ended      from external Intersegment  Income before
   September 30, 2001                customers     revenues     income taxes
   -------------------------------------------------------------------------
   Wireline                         $   10,193     $      7    $   1,863
   Wireless                              2,243            -          304
   Directory                               935           12          530
   International                            36           12          214
   Other                                   130           12          164
   Cingular de-consolidation            (2,199)           -            -
   Eliminations                              -          (43)           -
   Normalizing adjustments                   -            -          122
   -------------------------------------------------------------------------
   Total                            $   11,338     $      -    $   3,197
   =========================================================================

   -------------------------------------------------------------------------
                                     Revenues
   For the three months ended      from external Intersegment  Income before
   September 30, 2000                customers    revenues      income taxes
   -------------------------------------------------------------------------
   Wireline                         $   10,046    $      50    $   1,735
   Wireless                              2,183            -          359
   Directory                               873           15          473
   International                            77            2          209
   Other                                   242           21          362
   Eliminations                              -          (88)           -
   Normalizing adjustments                   1            -        1,566
   -------------------------------------------------------------------------
   Total                            $   13,422    $       -    $   4,704
   =========================================================================

   -------------------------------------------------------------------------------
                                   Revenues
   At September 30, 2001 or for  from external Intersegment Income before  Segment
   the nine months ended           customers     revenues    income taxes   assets
   -------------------------------------------------------------------------------
   Wireline                      $  30,622     $     23      $   5,560    $ 70,048
   Wireless                          6,466            -            782      12,967
   Directory                         2,643           65          1,447       2,340
   International                       140           33            811      10,061
   Other                               419           42            340      56,395
   Cingular de-consolidation        (6,285)           -              -     (12,773)
   Eliminations                          -         (163)             -     (43,323)
   Normalizing adjustments               -            -            364           -
   -------------------------------------------------------------------------------
   Total                         $  34,005     $      -      $   9,304    $ 95,715
   ===============================================================================

   -------------------------------------------------------------------------------
                                   Revenues
   At September 30, 2001 or for  from external Intersegment Income before  Segment
   the nine months ended           customers     revenues    income taxes   assets
   -------------------------------------------------------------------------------
   Wireline                      $  29,532     $    165      $   5,873    $ 62,431
   Wireless                          6,046            -            930      13,830
   Directory                         2,611           65          1,328       2,289
   International                       245            2            642      12,096
   Other                               732           66            377      50,274
   Eliminations                          -         (298)             -     (46,344)
   Normalizing adjustments               -            -          1,428           -
   -------------------------------------------------------------------------------
   Total                         $  39,166     $      -      $  10,578    $ 94,576
   ===============================================================================
10.	DISPOSITIONS In July 2001, we sold our interest in Transasia Telecommunications, a regional wireless telecommunications provider in southern Taiwan, for approximately $133, with a pre-tax gain of $77.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Overview Our financial results for the third quarter and the first nine months of 2001 and 2000 are summarized as follows:

----------------------------------------------------------------------------------
                                     Third Quarter           Nine-Month Period
----------------------------------------------------------------------------------
                                                 Percent                   Percent
                                  2001    2000    Change     2001    2000   Change
----------------------------------------------------------------------------------
Operating revenues             $11,338 $13,422    (15.5)% $34,005 $39,166   (13.2)%
Operating expenses               8,516  10,576    (19.5)   25,447  30,246   (15.9)
Operating income                 2,822   2,846     (0.8)    8,558   8,920    (4.1)
Income before income taxes
  and extraordinary item         3,197   4,704    (32.0)    9,304  10,578   (12.0)
Income before extraordinary
  item                           2,072   2,999    (30.9)    6,015   6,672    (9.8)
Extraordinary item, net of tax      -        -       -        (18)      -      -
Net income                       2,072   2,999    (30.9)    5,997   6,672   (10.1)
==================================================================================

We reported net income of $2,072, or $0.61 per share assuming dilution, in the third quarter of 2001 and $5,997 or $1.77 per share assuming dilution, for the first nine months of 2001 compared to $2,999, or $0.88 per share assuming dilution, in the third quarter of 2000 and $6,672, or $1.95 per share assuming dilution, for the first nine months of 2000. The first nine months of 2001 includes an extraordinary loss of $18, net of taxes of $10, related to the early redemption of $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.

Normalized results for 2001 exclude the following items:

  Pension settlement gains of $122 ($73 net of tax) in the third quarter and $961 ($592 net of tax) for the first nine months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $401 ($261 net of tax) for the first nine months (recorded in other income (expense) - net) primarily related to valuation adjustments of Williams Communications Group Inc. as well as certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The charge in second quarter 2001 resulted from an evaluation that the decline was other than temporary.
  Reduction of a valuation allowance of $120 ($78 net of tax) for the first nine months (recorded in other income (expense) - net) on a note receivable related to the sale of Ameritech Corporation’s (Ameritech) SecurityLink business. The note was collected in July 2001.
  Combined charges of $316 ($205 net of tax) for the first nine months (recorded in operating expenses) related to impairment of our cable operations.

Normalized results for 2000 exclude the following items:

  Gains of $1,699 ($1,125 net of tax) in the third quarter and for the first nine months (recorded primarily in other income (expense) - net) related to the sale of direct and indirect interests in MATÁV and Netcom GSM, two international equity investments.
  Gains of $238 ($155 net of tax) in the third quarter and for the first nine months (recorded in other income (expense) - net) on the sale of Teléfonos de México, S.A. de C.V. (Telmex) L shares associated with SBC’s purchase of a Mandatorily Exchangeable Debt Securities note with characteristics that essentially offset future mark to market adjustments on the Debt Exchangeable for Common Stock (DECS).
  Pension settlement gains of $29 ($19 net of tax) in the third quarter associated with pension litigation and $403 ($260 net of tax) for the first nine months (recorded in operating expenses) primarily related to employees who terminated employment during 1999.
  Costs of $400 ($258 net of tax) in the third quarter and $780 ($528 net of tax) for the first nine months (recorded in operating expenses) associated with strategic initiatives and other adjustments resulting from the merger integration process with Ameritech.
  A charge of $132 (with no tax effect) in the first nine months (recorded in operating expenses) related to in-process research and development from the March 2000 acquisition of Sterling Commerce, Inc. (Sterling).

The net effect of excluding these normalizing items was to decrease net income by $73 in the third quarter and $204 for the first nine months of 2001, and to decrease net income by $1,041 in the third quarter and $880 for the first nine months of 2000. In addition to these normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular Wireless (Cingular) in our 2001 normalized results. The proportional consolidation of Cingular changes our normalized revenues, expenses, operating income and non-operating items, but does not change our net income. The following table summarizes our normalized results for the third quarter and first nine months of 2001 and 2000.

Normalized Results
----------------------------------------------------------------------------------
                                   Third Quarter            Nine-Month Period
----------------------------------------------------------------------------------
                                              Percent                      Percent
                                2001    2000   Change      2001      2000   Change
----------------------------------------------------------------------------------
Operating revenues          $ 13,524  $13,421     0.8%  $ 40,254  $ 39,166     2.8%
Operating expenses            10,387   10,220     1.6     31,145    29,751     4.7
Operating income               3,137    3,201    (2.0)     9,109     9,415    (3.3)
Income before income taxes
  and extraordinary item       3,075    3,138    (2.0)     8,940     9,150    (2.3)
Income before
  extraordinary item           1,999    1,958     2.1      5,811     5,792     0.3
==================================================================================

Consolidated normalized revenues increased in the third quarter primarily due to growth in demand for data communications, wireless, interLATA long distance and directory services and products. The quarterly growth rate of 0.8% was lower than the growth rate for the first half of the year, reflecting the ongoing impact of a weak United States’ (U.S.) economy, challenging federal and state regulatory environments, increased competition and sales of non-strategic assets. We expect that the economic downturn will persist through 2002, further dampening business and consumer demand. Such an economy, combined with a challenging regulatory and competitive environment, would put significant pressure on our ability to generate meaningful growth in 2002. Consolidated normalized operating expenses for the third quarter were flat compared to the second quarter of 2001 and increased 1.6% from the third quarter of 2000. The increase over 2000 results is due primarily to the higher level of investments made for new products and services, including Digital Subscriber Line (DSL) and interLATA long distance, and addressing service issues in the Ameritech region. Partially offsetting the expense increases were cost savings from reductions in force and other operational efficiencies. However, the revenue slowdown has led to a decline in operating income and income before income taxes in the third quarter and for the first nine months of 2001.

Segment Results

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, interest income, other income (expense) net and income taxes.

Wireline
Normalized Results

---------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
---------------------------------------------------------------------------------
                                               Percent                    Percent
                               2001     2000   Change     2001     2000   Change
---------------------------------------------------------------------------------
Operating revenues
  Local service             $ 5,674  $ 5,704    (0.5)% $17,161  $16,299     5.3%
  Network access              2,642    2,514     5.1     7,849    7,898    (0.6)
  Long distance service         755      735     2.7     2,202    2,204    (0.1)
  Other                       1,129    1,143    (1.2)    3,433    3,296     4.2
-----------------------------------------------       --------------------
Total Operating Revenues     10,200   10,096     1.0    30,645   29,697     3.2
-----------------------------------------------       --------------------
Operating expenses
  Operations and support      5,919    6,032    (1.9)   17,899   17,148     4.4
  Depreciation and
   amortization               2,126    2,020     5.2     6,259    5,767     8.5
-----------------------------------------------       -------------------
Total Operating Expenses      8,045    8,052    (0.1)   24,158   22,915     5.4
---------------------------- ------------------       -------------------
Operating Income              2,155    2,044     5.4     6,487    6,782    (4.3)
---------------------------- ------------------       -------------------
Interest Expense                297      316    (6.0)      953      962    (0.9)
---------------------------- ------------------       -------------------
Other Income (Expense) - Net      5        7   (28.6)       26       53   (50.9)
-----------------------------------------------       -------------------
Income Before Income Taxes  $ 1,863  $ 1,735     7.4%  $ 5,560  $ 5,873    (5.3)%
=================================================================================
Local service revenues decreased $30, or 0.5%, in the third quarter and increased $862, or 5.3%, for the first nine months of 2001. Access line revenue continued to decline as a result of a slowing U.S. economy, increased competition, and technology substitution from wireless and high-speed access service. The decrease was approximately $173 in the third quarter and $408 for the first nine months. Partially offsetting the access line revenue decreases, the continued rollout of DSL increased local service revenues by approximately $87 in the third quarter and $231 for the first nine months as our DSL customers increased to approximately 1,187,000. However, certain other data related revenues including data equipment sales and network integration services decreased approximately $29 in the third quarter, but increased $626 for the first nine months. The third quarter decrease was primarily due to our decision to de-emphasize low-margin equipment as a component in data solutions. Wholesale revenues, which include unbundled network elements and resale services, increased approximately $79 in the third quarter and $271 for the first nine months. Revenues from vertical services such as Caller ID, voice mail and other enhanced services and vertical service packages increased by approximately $16 in the third quarter and $125 for the first nine months; however, the sequential quarterly growth rate has declined significantly since the first quarter.

June 2001 Illinois legislation caused a one-time increase in revenues of approximately $128 for the first nine months of 2001. Additionally, as discussed below, this legislation increased operations and support expenses and decreased interest expense resulting in a net increase of $31 in pre-tax income for the first nine months.

Network access revenues increased $128, or 5.1%, in the third quarter and decreased $49, or 0.6%, for the first nine months of 2001. The increase in the third quarter was largely due to continued demand for our high capacity data transport services, for which revenues increased by approximately $174. Additionally, revenue increased by approximately $89, including a partial reversal of a previous accrual for refunds of the end user common line charge and price cap provision in Michigan. These increases were partially offset by decreases in switched access revenue, due to both a decrease in demand and the continuing impact of the July 2000 implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) proposal.

For the first nine months, the decrease was primarily due to the continuing impact of CALLS, as well as from state regulatory access rate reductions in Texas. These rate reductions were partially offset by continued demand for our high capacity data transport services.

Long distance service revenues increased $20, or 2.7%, in the third quarter and decreased $2, or 0.1%, for the first nine months of 2001. In the third quarter, long distance service revenues increased by continued revenue growth of approximately $96 due to our entry in the Texas, Kansas and Oklahoma interLATA long distance markets and an increase of $13 caused by increased demand for intraLATA toll services. These third quarter increases were partially offset by approximately $58 due to competitive losses resulting from intraLATA dialing parity and $39 attributable to competitive pricing actions in the Ameritech region.

For the first nine months, long distance revenues decreased approximately $161 due to competitive losses resulting from intraLATA dialing parity and $113 related to competitive pricing actions in the Ameritech region. These decreases were largely offset by revenues of approximately $249 due to our entry into the Texas, Kansas and Oklahoma interLATA long distance markets and $37 caused by increased demand for intraLATA toll services.

Other operating revenues decreased $14, or 1.2%, in the third quarter and increased $137, or 4.2%, for the first nine months of 2001. Price increases added revenue of approximately $22 in the third quarter and $90 for the first nine months of 2001. Continued declines in the payphone business decreased other operating revenues by approximately $25 in the third quarter and $63 for the first nine months of 2001. Sales of nonregulated products and services decreased slightly in the third quarter due to a decline in demand related to the weakness of the U.S. economy, but increased for the first nine months of 2001.

Operations and support expenses decreased $113, or 1.9%, in the third quarter and increased $751, or 4.4%, for the first nine months of 2001. Costs to address service issues in the Ameritech region continued to be higher than 2000, and increased approximately $86 in the third quarter and $244 for the first nine months. Illinois legislation discussed above in local service caused a one-time increase in expenses of approximately $110 for the first nine months of 2001. Our provision for uncollectible accounts increased approximately $90 in the third quarter and $330 for the first nine months related to reserves for companies that went out of business and customers with a higher credit risk due to the adverse U.S. economic environment. Costs associated with our continued rollout of DSL, as mentioned in local service, increased approximately $16 in the third quarter and $228 for the first nine months. Costs associated with data equipment sales, network integration and e-commerce services decreased approximately $102 in the third quarter, primarily due to our decision to de-emphasize low-margin equipment as a component in data solutions, but increased $312 for the first nine months. Approximately $46 of the third quarter decrease was due to the slowing of our national expansion initiative to more closely mirror our entrance into the interLATA long distance markets and the third quarter 2000 launch of interLATA long distance service in Texas. These long distance and national expansion initiatives increased expenses by approximately $223 for the first nine months of 2001.

Costs associated with reciprocal compensation decreased approximately $40 in the third quarter and $134 for the first nine months due to our signing new contracts with lower rates, partially offset by growth in usage. We also had lower expenses of approximately $181 in the third quarter and $524 for the first nine months related to reduced employee levels from early retirements, lower personnel benefit costs, reduced outsourcing and advertising costs and gains from certain employee postretirement plans. In addition, the first nine months of 2001 included a reduction in taxes of approximately $92, primarily related to settlements and lower property tax appraisals.

We also recently announced that due to the continuing weak U.S. economy, competitive pressures and the adverse and uncertain regulatory environment, we expect to reduce our work force by several thousand jobs and cut capital spending to approximately $9,500 to $10,500 in 2002. We expect the reduction in capital expenditures to slow the deployment of our broadband network.

Depreciation and amortization expenses increased $106, or 5.2%, in the third quarter and $492, or 8.5%, for the first nine months of 2001. The majority of the increase was related to higher plant levels from the buildout of our broadband network and the launch of new products and services, including DSL and Internet data centers. Our acquisitions of Sterling and a controlling interest in the parent company of webhosting.com in 2000 also contributed approximately $5 and $109 to the increase for the third quarter and first nine months of 2001.

Wireless
Normalized Results

---------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
---------------------------------------------------------------------------------
                                               Percent                    Percent
                               2001      2000  Change     2001     2000   Change
---------------------------------------------------------------------------------
Operating revenues
  Subscriber revenue         $1,903   $1,748     8.9%  $ 5,441   $4,897    11.1%
  Other                         340      435   (21.8)    1,025    1,149   (10.8)
-----------------------------------------------        -------------------
Total Operating Revenues      2,243    2,183     2.7     6,466    6,046     6.9
-----------------------------------------------        -------------------
Operating expenses
  Operations and support      1,506    1,410     6.8     4,400    3,931    11.9
  Depreciation and
    amortization                313      247    26.7       912      813    12.2
-----------------------------------------------        -------------------
Total Operating Expenses      1,819    1,657     9.8     5,312    4,744    12.0
-----------------------------------------------        -------------------
Operating Income                424      526   (19.4)    1,154    1,302   (11.4)
-----------------------------------------------        -------------------
Interest Expense                127      143   (11.2)      411      267    53.9
-----------------------------------------------        -------------------
Equity in Net Income of
  Affiliates                      2        7   (71.4)       13        7    85.7
-----------------------------------------------        -------------------
Other Income (Expense) - Net      5      (31)      -        26     (112)      -
-----------------------------------------------        -------------------
Income Before Income Taxes   $  304   $  359   (15.3)% $   782   $  930   (15.9)%
=================================================================================

We account for our 60% economic interest in Cingular, a nationwide wireless joint venture, under the equity method of accounting. However, we use proportional consolidation in order to evaluate the results of Cingular for internal management purposes. In the table above, Cingular’s proportional results are included in 2001 along with the residual wireless properties we hold that have not been contributed, while the 2000 amounts reflect our similar historical wireless operations, prior to the October 2000 contribution to Cingular.

Subscriber revenues increased $155, or 8.9%, in the third quarter and $544, or 11.1%, for the first nine months of 2001. The increase, as compared to the prior year, was primarily related to growth in customer base, increased minutes of use and the sale of higher access rate plans. At September 30, 2001, Cingular had approximately 21,279,000 customers. For the third quarter of 2001, Cingular had net customer additions of approximately 95,000, excluding approximately 34,000 customers sold to minority partners.

Other revenues decreased $95, or 21.8%, in the third quarter and $124, or 10.8%, for the first nine months of 2001. This decrease was due to a decline in roaming revenues from other carriers, reflecting the continued buildout of competitors’ networks, which resulted in fewer minutes on Cingular’s network and lower negotiated rates with other carriers. Also contributing to the decrease was a decline in equipment revenues due to fewer new customers.

Operations and support expenses increased $96, or 6.8%, in the third quarter and $469, or 11.9%, for the first nine months of 2001. The increase was primarily due to costs associated with increased minutes of use on the network, increased long distance expenses as more plans include free long distance and costs for the Cingular national branding campaign that began in the first quarter of 2001. These increases were partially offset by administrative cost savings gained through the formation of Cingular.

Depreciation and amortization expenses increased by $66, or 26.7%, in the third quarter and $99, or 12.2%, for the first nine months of 2001 primarily related to higher plant levels.

Directory
Normalized Results

---------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
---------------------------------------------------------------------------------
                                               Percent                    Percent
                               2001     2000   Change     2001      2000  Change
---------------------------------------------------------------------------------

Operating Revenues           $  947    $  888    6.6%  $ 2,708   $ 2,676    1.2%
-----------------------------------------------        -------------------
Operating expenses
  Operations and support        412       413   (0.2)    1,245     1,335   (6.7)
  Depreciation and
    amortization                  9         8   12.5        27        23   17.4
-----------------------------------------------        -------------------
Total Operating Expenses        421       421      -     1,272     1,358   (6.3)
-----------------------------------------------        -------------------
Operating Income                526       467   12.6     1,436     1,318    9.0
-----------------------------------------------        -------------------
Other Income (Expense) - Net      4         6  (33.3)       11        10   10.0
-----------------------------------------------        -------------------
Income Before Income Taxes   $  530    $  473   12.1%  $ 1,447   $ 1,328    9.0%
=================================================================================
Operating revenues increased $59, or 6.6%, in the third quarter and $32, or 1.2%, for the first nine months of 2001. The increase in third quarter revenues was due primarily to a change in timing of certain directory publications from the beginning of the year to the third quarter. For the first nine months of 2001, revenues increased due to an increase in demand for directory advertising services. This increase was offset by decreased revenues of approximately $18 due to changes in the timing of certain directory publications from the first three quarters of 2001 to the fourth quarter.

Operations and support expenses decreased $1, or 0.2%, in the third quarter and $90, or 6.7%, for the first nine months of 2001. These decreases were primarily due to lower advertising, travel, contracted services and salary and benefit expenses. Offsetting these decreases was an increase in bad debt expense related to reserves for companies that went out of business or are a higher credit risk due to the weak U.S. economy. The changes in the timing of directory publications noted above in directory operating revenues increased expenses in the third quarter approximately $15 and decreased expenses $11 for the first nine months of 2001.

International
Normalized Results

---------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
---------------------------------------------------------------------------------
                                               Percent                    Percent
                               2001      2000  Change     2001     2000   Change
---------------------------------------------------------------------------------

Operating Revenues           $   48     $  79  (39.2)%  $  173    $ 247   (30.0)%
-----------------------------------------------       --------------------
Operating Expenses               80       144  (44.4)      222      351   (36.8)
-----------------------------------------------       --------------------
Operating Income (Loss)         (32)      (65)  50.8       (49)    (104)   52.9
-----------------------------------------------       --------------------
Interest Expense                 13        36  (63.9)       23      173   (86.7)
-----------------------------------------------       --------------------
Equity in Net Income of
  Affiliates                    183       207  (11.6)      580      604    (4.0)
-----------------------------------------------       --------------------
Other Income (Expense) - Net     76       103  (26.2)      303      315    (3.8)
-----------------------------------------------       --------------------
Income Before Income Taxes   $  214     $ 209    2.4%   $  811    $ 642    26.3%
=================================================================================
Operating revenues decreased $31, or 39.2%, in the third quarter and $74, or 30.0%, for the first nine months of 2001. The decrease was primarily caused by lower volume-related long distance revenues at Ameritech Global Gateway Services (AGGS), our international long-distance subsidiary which we sold for approximately $13 in September 2001, of approximately $26 in the third quarter and $29 for the first nine months of 2001. Directory advertising revenue decreased due to the December 2000 sale of our German directory investment, Wer Liefert Was (WLW), by approximately $1 in the third quarter and $36 for the first nine months of 2001. The remaining decrease is due to lower management fee revenues.

Operating expenses decreased $64, or 44.4%, in the third quarter and $129, or 36.8%, for the first nine months of 2001. The decrease was due primarily to the sale of WLW and lower volume-related long distance revenues at AGGS, as mentioned above. Additionally, depreciation expense declined due to certain property, plant and equipment being fully depreciated during the first quarter of 2001.

Equity in net income of affiliates decreased $24, or 11.6%, in the third quarter and $24, or 4.0%, for the first nine months of 2001. Equity in net income decreased approximately $12 in the third quarter and $65 for the first nine months of 2001 due to the sale of MATÁV in the third quarter of 2000. We recognized lower equity in net income of approximately $37 for the quarter and $55 for the first nine months of 2001 due to a smaller ownership percentage in Telmex, lower income from South American wireless companies held by América Móvil S.A. de C.V. and increased expenses at Telmex due to certain one-time accounting adjustments in 2000. Additionally, equity in net income decreased approximately $33 in the third quarter and $152 for the first nine months of 2001 from Belgacom S.A. and TDC A/S (TDC) (formerly known as Tele Danmark A/S), primarily related to decreased earnings from their foreign affiliates and increased competition. Equity in net income increased approximately $50 for the first nine months of 2001 from Bell Canada largely due to the first quarter gain on their disposition of an Internet service provider subsidiary. Cegetel S.A.‘s (Cegetel) wireless subscriber growth and higher average revenue per customer in its wireless operations increased equity in net income approximately $9 in the third quarter. These factors, as well as Cegetel’s second quarter sale of AOL France, resulted in increased equity in net income of approximately $91 for the first nine months of 2001. Also partially offsetting the decrease is the sale of diAx A.G. (diAx) in the first quarter of 2001 and the exchange of our equity investment in ATL - Algar Telecom Leste S.A. for a cost investment in Telecom Américas, which eliminated losses on a comparative basis of approximately $35 in the third quarter and $101 for the first nine months of 2001.

Other
Normalized Results

---------------------------------------------------------------------------------
                                  Third Quarter            Nine-Month Period
---------------------------------------------------------------------------------
                                               Percent                    Percent
                               2001      2000  Change      2001     2000  Change
---------------------------------------------------------------------------------

Operating Revenues            $ 142    $ 263   (46.0)%   $ 461    $ 798   (42.2)%
----------------------------------------------         ------------------
Operating Expenses               78       34      -        380      681   (44.2)
----------------------------------------------         ------------------
Operating Income                 64      229   (72.1)       81      117   (30.8)
----------------------------------------------         ------------------
Interest Expense                195      231   (15.6)      705      585    20.5
----------------------------------------------         ------------------
Other Income (Expense) - Net    295      364   (19.0)      964      845    14.1
----------------------------------------------         ------------------
Income Before Income Taxes    $ 164    $ 362   (54.7)%   $ 340    $ 377    (9.8)%
=================================================================================
Operating revenues decreased $121, or 46.0%, in the third quarter and $337, or 42.2%, for the first nine months of 2001, primarily due to the sale of SecurityLink in January 2001. In November 2001, we expect to sell Ameritech New Media, Ameritech’s cable television operations, which reported operating revenues of approximately $40 per quarter for the first nine months of 2001.

Operating expenses increased $44 in the third quarter and decreased $301, or 44.2%, for the first nine months of 2001. The increase in the third quarter resulted from lower third quarter 2000 expenses due to the one time true-up of billing centralized service costs from the first quarter of 2000 to our operational segments. The decline in the first nine months, as well as a partial offset to the third quarter increase, resulted from decreased expenses due to the sale of SecurityLink. Our cable television operations mentioned above reported operating expenses of approximately $60 per quarter for the first nine months of 2001.

Consolidated Results

Interest expense decreased $45, or 10.7%, in the third quarter and increased $67, or 5.6%, for the first nine months of 2001. The decrease in the third quarter was due to lower composite rates and decreased average debt levels. The increase for the first nine months was primarily due to interest accrued on payables to Cingular that, prior to the formation of Cingular, was eliminated in consolidation. However, since the formation of Cingular, this expense is mostly offset against our equity earnings from Cingular, which includes the interest income on these notes; therefore having an immaterial impact on consolidated net income. In the second quarter of 2001 we completed the net debt settlement agreement with Cingular and are no longer incurring this expense (see Note 1). The increase for the first nine months was largely offset by cost savings from lower composite rates. Also offsetting the increase was the reversal of an accrual of approximately $20 for the first nine months of 2001 related to items resolved by June 2001 Illinois legislation discussed in local service.

Interest income increased $112 in the third quarter and $449 for the first nine months of 2001. The increase was primarily due to the income accrued from Cingular for the amount owed to us on notes receivable that, prior to the formation of Cingular, was eliminated in consolidation. However, since the formation of Cingular, this income is mostly offset against our equity earnings from Cingular, which includes the interest expense on these notes; therefore having an immaterial impact on consolidated net income. In the second quarter of 2001 we completed the net debt settlement agreement with Cingular and are incurring lower interest income on the note receivable from Cingular (see Note 1).

Other income (expense) - net includes items that we normalized as previously described in the “Overview” section, primarily the gains of $1,699 in the third quarter of 2000 related to the sale of direct and indirect interests in MATÁV and Netcom GSM. In addition to those items, the third quarter and first nine months of 2001 included gains on the sale of investments of approximately $77 and $301, consisting of the sale of our investment in Transasia Telecommunications, Amdocs Limited (Amdocs) shares and other investments. These gains were partially offset by dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $7 in the third quarter and $29 for the first nine months of 2001, as well as minority interest of $16 for the first nine months of 2001. The amount of our minority interest expense this year has significantly declined from 2000 due to the contribution of most of our wireless properties to Cingular in the fourth quarter of 2000. The first nine months of 2001 also included gains of approximately $46 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense. Additionally, in the first nine months of 2001, we recognized an expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of approximately $575 from the related mark to market adjustment on the Amdocs shares, for a net expense of $6.

The 2000 results included a mark to market adjustment on the DECS redeemable in Telmex L shares resulting in income of approximately $13 in the third quarter and an expense of $35 for the first nine months of 2000. The DECS were repaid in March 2001. The third quarter and first nine months of 2000 also included gains on the sale of Telmex L shares of approximately $18 and $151. The third quarter and first nine months of 2000 included gains of approximately $7 and $72 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense. Gains on sales of investments were approximately $59 in the third quarter and $142 for the first nine months of 2000. We recognized interest rate swap income of approximately $20 for the first nine months of 2000 and minority interest expense of approximately $51 in the third quarter and $157 for the first nine months of 2000.

Income Taxes in 2001 and 2000 reflect the tax effect of the normalizing items previously described in the “Overview” section. These charges increased income taxes $49 in the third quarter and $160 for the first nine months of 2001 and increased income taxes by $525 in the third quarter and $548 for the first nine months of 2000. The net effective tax rate on these one-time items differed as a result of nondeductible items included in the charges. Excluding these items, income taxes would have been $1,076 and $3,129 for the third quarter and first nine months of 2001. For the third quarter and first nine months of 2000, income taxes would have been $1,180 and $3,358 excluding one-time charges.

Income taxes were lower in the third quarter and for the first nine months of 2001 primarily due to lower income before income taxes. The decrease in the effective tax rate in the third quarter of 2001 was due to an increase in utilization of tax credits and a decrease in non-deductible goodwill for businesses that were disposed of in 2000. The decrease in the effective tax rate for the first nine months of 2001 was primarily due to contributions to the SBC Foundation in the first quarter of 2001 and a decrease in non-deductible goodwill for businesses that were disposed of in 2000.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview Despite passage of the Telecommunications Act of 1996, the U.S. telecommunications industry, including DSL and other advanced services, continues, in many respects, to operate as a heavily regulated industry. The expected transition from an industry overseen by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has been slow. Our wireline subsidiaries remain subject to regulation by state regulatory commissions for intrastate services and by the Federal Communications Commission (FCC) for interstate services. This continuing adverse and uncertain regulatory environment combined with the recent downturn in the U.S. economy presents new challenges for our business. A summary of significant third quarter 2001 regulatory developments follows.

Interconnection In August 2001, the FCC issued its order in response to a March 2000 appellate court reversal and remand of the FCC’s March 1999 interconnection rules. In its August 2001 order, the FCC requires that incumbent local exchange companies, such as our wireline subsidiaries, allow competitors to collocate only equipment that is “necessary” for connecting to the local network, i.e., only equipment with the primary purpose of interconnecting or accessing local lines. The order also requires incumbents to allow competitors to cross-connect with other collocated carriers. In August 2001, we, along with BellSouth, filed a petition for review of this order with the United States Court of Appeals for the District of Columbia on the grounds that the order exceeds the FCC’s jurisdiction and authority. The effect of any future decision on our results of operations and financial position cannot be determined at this time; however if the August 2001 FCC order stands as written, we do not expect it to have a material effect on our financial position or results of operations.

Coalition for Affordable Local and Long Distance Service In September 2001, the United States Court of Appeals for the Fifth Circuit (5th Circuit) issued its decision on appeal of the FCC’s May 2000 CALLS order restructuring federal price cap regulation. Although the 5th Circuit upheld the CALLS order in most key respects, it reversed and remanded to the FCC two specific aspects of the order.

  The 5th Circuit held that the FCC failed to sufficiently justify an incremental $650 in universal service funding and remanded to the FCC for further explanation of the amount; and
  held that the FCC failed to show a rational basis for how it derived the 6.5% transitional mechanism and remanded to the FCC for an explanation of how the percentage was derived.

The current universal service fund amount and transitional mechanism will remain in effect pending FCC response. The effect of any future FCC order on our results of operations and financial position cannot be determined at this time.

Long Distance In August 2001, we filed applications with the FCC to provide long distance service in Missouri and Arkansas and the FCC has 90 days from the filing date to rule on the applications. We continue to seek long distance approval in our other in-region states and have filed applications with state commissions in California, Michigan, Nevada and Ohio. We currently provide long distance service in Texas, Connecticut, Kansas and Oklahoma. In October 2001, the FCC completed its re-examination of certain information contained in our previously approved Kansas and Oklahoma long distance applications and found that we did not intentionally provide false information. The FCC proposed fines of approximately $3 for certain errors in our applications. We plan to file a response with the FCC challenging those fines by mid-November 2001 and the FCC is expected to issue a final ruling on the proposed fines shortly thereafter. This FCC ruling allows us to continue to offer long distance service in Kansas and Oklahoma.

Ameritech Merger In association with its approval of the October 1999 Ameritech merger, the FCC set specific performance and reporting requirements and enforcement provisions that could potentially trigger more than $2 billion in payments through June 2004 if certain goals were not met. Associated with these conditions, we incurred approximately $28 in the third quarter and $69 for the first nine months of 2001 in additional expenses, including payments for failing to meet certain performance measurements.

California Marketing Ruling In September 2001, the California Public Utilities Commission (CPUC) ruled that our California wireline subsidiary must pay approximately $26 in penalties for alleged overly aggressive and deceptive marketing practices related to packages of enhanced services such as Caller ID and call forwarding. We believe these allegations are unwarranted and could hinder our ability to inform consumers about the products and services we offer. The CPUC ruling also orders us to reduce the commission we pay our customer service employees and prescribes acceptable marketing practices. We believe this decision is unlawful on a number of grounds and have filed legal challenges to the decision.

Ohio Service Quality Audit As required by a July 2000 Public Utilities Commission of Ohio (PUCO) order, in September 2001, audit consultants selected by the PUCO issued their preliminary audit report on our Ohio wireline subsidiary’s service quality and marketing practices for the period of August 1999 through May 2001. The report includes recommendations for improving service quality compliance, increasing construction expenditures and providing retroactive customer credits. Although we are challenging certain portions of the report, we began providing retroactive customer credits in October 2001. We do not expect these credits to have a material effect on our results of operations or financial position. A final audit report is due to the PUCO in February 2002; however; we have requested that the PUCO issue a final decision before the end of 2001, including elimination of the $122 in potential penalties noted in their original July 2000 ruling.

OTHER BUSINESS MATTERS

New Accounting Standards On January 1, 2001, we adopted Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivatives to be recorded on the balance sheet at fair value. Our adoption did not have a significant effect on our financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (FAS 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

Upon adoption of FAS 142, amortization of existing goodwill will cease and the remaining book value will be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments will also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, we will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.

We will adopt both FAS 141 and FAS 142 on January 1, 2002 and are currently evaluating the impact of these statements. We have not yet quantified the impact of these statements on the operations of our international equity investments. Our existing and embedded goodwill amortization expense was approximately $81 net of tax in the third quarter and $241 net of tax for the first nine months of 2001. During 2002, we will perform the first of the required impairment tests of goodwill as of January 1, 2002, and we have not yet determined what the effect of these tests will be on our earnings and financial position. Any impairment resulting from our initial application of the statements will be recorded as a cumulative effect of accounting change as of January 1, 2002.

We are currently in the process of performing a periodic review of the carrying value and lives of our intangible assets, including approximately $3,200 of goodwill, under the current accounting rules for impairment. If the review indicates that an impairment exists, then material charges to operations in the fourth quarter may be required.

Cingular Employee Transfer Under our joint venture agreement with BellSouth, certain SBC employees leased to Cingular at September 30, 2001 became Cingular employees effective October 28, 2001 and all remaining such leased employees will become Cingular employees effective on or before December 31, 2001. We have a services contract with Cingular under which leased employees provide services to Cingular and we bill Cingular for those costs. The transfer of the employees to Cingular is not expected to have a significant effect on our results of operations or financial position.

Cingular Network Upgrade In October 2001, Cingular announced it will begin upgrading its network to EDGE (Enhanced Data Rates for Global Evolution) third generation wireless data technology. Cingular targets completion of the upgrade for early 2004 and approximate capital expenditures of 18 to 19 dollars per potential customer in the affected Cingular coverage area. We expect funding for this upgrade to be provided by Cingular.

Prodigy Acquisition In October 2001, we entered into a definitive agreement to acquire Prodigy Communications Corporation (Prodigy) through a tender offer to purchase all of the outstanding shares of Prodigy’s Class A common stock at $6.60 per share, leading to a subsequent merger. We expect the transaction to be completed in November 2001.

Labor Agreement In August 2001, the International Brotherhood of Electrical Workers, which represents approximately 12,000 employees, ratified a labor agreement for wage and other economic matters and extended the expiration to June 26, 2004. The agreement included a wage increase of approximately 12.25% over the next three years in addition to other economic provisions.

LIQUIDITY AND CAPITAL RESOURCES

We had $562 in cash and cash equivalents available at September 30, 2001. During the first nine months of 2001 our primary source of funds continued to be cash provided by operating activities. In the first nine months of 2000 our primary sources of funds included cash provided by operating activities and short-term borrowings issued to finance our acquisition of Sterling. We have entered into agreements with several banks for committed lines of credit totaling $3,700, all of which may be used to support commercial paper borrowings. We had no borrowings outstanding under these lines of credit as of September 30, 2001. Commercial paper borrowings as of September 30, 2001 and December 31, 2000 totaled $4,370 and $6,437.

In the first nine months of 2001 we received $454 in cash in addition to SpectraSite stock in exchange for leasing 1,772 towers to SpectraSite Communications Inc. In the first quarter of 2001, we received approximately $783 related to the sale of our investment in diAx to TDC. Approximately $565 was recorded as a dividend, due to the nature of our investment in TDC, and was included in undistributed earnings from investments in equity affiliates.

Our investing activities during the first nine months of 2001 consisted of $8,096 in construction and capital expenditures, primarily in the wireline segment, including $1,008 in fiber, electronics and other technology equipment for our broadband initiative, known as Project Pronto. Investing activities during the first nine months of 2001 also included a receipt of $1,371 from Cingular for payment of notes receivable and asset dispositions of $864, primarily related to the sale of SecurityLink, Transasia Telecommunications and Amdocs shares. There were no acquisitions during the first nine months of 2001. Investing activities during the first nine months of 2000 included dispositions of $3,534, due primarily to the sale of our interests in MATÁV and Netcom GSM, and acquisitions of $5,127, of which $3,397 was for the acquisition of Sterling.

Short-term borrowings decreased $3,091 due to the repayment of short-term notes. We also spent $1,661 on the repurchase of shares of our common stock under the repurchase plan announced in January 2000. As of October 31, 2001, we have repurchased a total of approximately 88 million shares of our common stock of the 100 million shares authorized to be repurchased by our Board of Directors in January 2000. Financing activities during the first nine months of 2000 included new short-term borrowings to finance our acquisition of Sterling. Cash paid for dividends in the first nine months of 2001 was $2,591, or 1.2% higher than in the first nine months of 2000 due to an increase in dividends declared per share.

On November 5, 2001, our Board of Directors authorized the repurchase of up to an additional 100 million shares of our common stock.

During the first nine months of 2001, we issued the following long-term obligations:

  In March 2001, we issued approximately $1,250 of ten-year, 6.25%, global notes. Additionally, we issued two, one-year notes for approximately $500 each, which carry variable interest rates. Each note’s interest is calculated based on the London Interbank Offer Rate (LIBOR), one recalculating monthly at the LIBOR less 1 basis point and the other recalculating quarterly at the LIBOR less 2.5 basis points. In April 2001, we issued approximately $2,000 of five-year, 5.75%, global notes. The March and April 2001 notes are redeemable at any time, in whole or in part, and under certain circumstances, at a premium. In June 2001, we issued approximately $500 of 7.00% notes due 2041. We may redeem the notes, in whole or in part, at any time on or after June 13, 2006. The proceeds, from the sale were used primarily to pay down short-term borrowings, with the remainder used for general corporate purposes.
  In June 2001, we privately sold $1,000 of 20-year annual Puttable Reset Securities. The notes will bear interest at 4.25% until June 2002, at which time an investment bank has an annual option to require us to remarket or redeem the notes. If the option is exercised, the investment bank will reset the interest rate and remarket the notes for another twelve-month term. If the bank does not exercise its option on that reset date, we will be required to redeem the notes at par. The notes are classified as short-term debt and we used the proceeds to pay down other short-term borrowings.

During the first nine months of 2001, we redeemed the following obligations:

  In February 2001, we redeemed prior to maturity approximately $500 of the Trust Originated Preferred Securities (TOPrS) with an interest rate of 7.56%. In June 2001, we redeemed the remaining $500 of the TOPrS with an interest rate of 8.50%. The TOPrS had an original maturity of 30 years and were included on the balance sheet as corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts.
  In March 2001, we paid the principal amount of each of the DECS, as adjusted by the exchange rate specified in the DECS, in the form of cash, which we received from settlement of our note receivable with characteristics similar to the DECS.
  In July and August 2001, we redeemed approximately $615 of multiple bonds with maturities up to 40 years and interest rates ranging from 5.8% to 8.5%.
  In October and November 2001, we redeemed approximately $665 of multiple bonds with maturities up to 40 years and interest rates ranging from 4.4% to 6.9%.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 2001, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 2,760 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $40.25 to $47.12, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)     Exhibits

   Exhibit 10-z   Mr. Kiernan's Retirement Agreement
   Exhibit 10-aa  Mr. Foster's Retirement Agreement
   Exhibit 12     Computation of Ratios of Earnings to Fixed Charges

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SBC Communications Inc.

November 8, 2001                          /s/ Randall Stephenson
                                          Randall Stephenson
                                          Senior Executive Vice President
                                          and Chief Financial Officer

EXHIBIT 12

SBC COMMUNICATIONS INC.
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
Dollars in Millions

                                                      Nine Months Ended
                                                        September 30,                Year Ended December 31,
                                                    ------------------- -------------------------------------------------
                                                        2001      2000      2000      1999      1998      1997      1996
                                                    --------- --------- --------- --------- --------- --------- ---------
Income Before Income Taxes, Extraordinary Items
  and Cumulative Effect of Accounting Changes*       $ 8,627   $10,234   $12,367   $10,382   $11,859   $ 6,356   $ 8,789
     Add:Interest Expense                              1,261     1,194     1,592     1,430     1,605     1,550     1,418
           Dividends on Preferred                         53        78       118       118       114        98        68
           Securities
           1/3 Rental Expense                            176       191       252       236       228       202       188
                                                    --------- --------- --------- --------- --------- --------- ---------

     Adjusted Earnings                               $10,117   $11,697   $14,329   $12,166   $13,806   $ 8,206   $10,463
                                                    ========= ========= ========= ========= ========= ========= =========

Total Interest Charges                               $ 1,350   $ 1,261   $ 1,693   $ 1,511   $ 1,691   $ 1,700   $ 1,589
Dividends on Preferred Securities                         53        78       118       118       114        98        68
1/3 Rental Expense                                       176       191       252       236       228       202       188
                                                    --------- --------- --------- --------- --------- --------- ---------

     Adjusted Fixed Charges                          $ 1,579   $ 1,530   $ 2,063   $ 1,865   $ 2,033   $ 2,000   $ 1,845
                                                    ========= ========= ========= ========= ========= ========= =========

Ratio of Earnings to Fixed Charges                      6.41      7.65      6.95      6.52      6.79      4.10      5.67

* Undistributed earnings on investments accounted for under the equity method have been excluded.

AGREEMENT AND RELEASE AND WAIVER OF CLAIMS

         This Agreement and the Release and Waiver contained herein are made and entered into in San Antonio, Texas, on this the 31st day of July, 2001, by and between SBC Management Services, L.P. (hereinafter “Company”) and Mr. Don Kiernan (hereinafter “Mr. Kiernan”) for and in consideration of the mutual promises set forth below.

           1.         Mr. Kiernan will retire from the Company effective at the close of business on July 31, 2001.

           2.        Commencing on August 1, 2001, and continuing through March 31, 2002, Mr. Kiernan shall provide consulting services to or on behalf of SBC and its subsidiaries with respect to matters involving SBC and its subsidiaries’ financial matters (“Services”) as requested by Company.  In exchange for such Services, the Company shall pay to Mr. Kiernan a retainer of $333,334 no later than the 10th day of each of August, 2001, November, 2001 and March, 2002, for a total retainer of $1,000,002.  In addition, Mr. Kiernan shall be reimbursed for his reasonable expenses incurred in rendering any requested Services subject to SBC’s expense guidelines in effect when such expenses are incurred.  Mr. Kiernan shall act as an independent contractor and not as an agent, partner or employee of SBC or any subsidiary thereof.  This Agreement does not establish an agency or partnership relationship between Mr. Kiernan and SBC or any of its subsidiaries.  Although the Services will have to be completed to the satisfaction of Company, the actual details of the Services shall be under Mr. Kiernan’s control.

          3.         The Company agrees to pay Mr. Kiernan his deferred compensation benefits that are equivalent to the benefits under the SBC Senior Management Deferred Compensation Program of 1988 (“Equivalent Program Benefits”) in accordance with the schedule of payments he selected.  Except as provided herein, Mr. Kiernan’s Equivalent Program Benefits shall be governed by the SBC Senior Management Deferred Compensation Program of 1988.

         4.         The Company agrees to pay Mr. Kiernan his supplemental retirement benefits that are equivalent to the benefits that would be paid to him under the SBC Supplemental Retirement Income Plan (“Equivalent SRIP Benefits”) in accordance with the schedule of payments he selected; provided, however, Mr. Kiernan’s Equivalent SRIP Benefits shall be calculated based on Mr. Kiernan’s 2001 target Short Term Incentive Award.  Except as provided herein, Mr. Kiernan’s Equivalent SRIP Benefits shall be governed by the SBC Supplemental Retirement Income Plan.

         5.         Mr. Kiernan hereby specifically waives any right to any other termination pay allowance as a consequence of Mr. Kiernan’s retirement and any and all benefits under the Program or the SRIP which Mr. Kiernan would otherwise become eligible for and entitled to on and after the date of Mr. Kiernan’s retirement.  Except as agreed herein, this Agreement and the Release and Waiver contained herein do not abrogate any of the usual entitlements which Mr. Kiernan has or will have, first, while a regular employee and subsequently, upon retirement as a retired employee.  All of said benefits will be subject to and provided in accordance with the terms and conditions of the respective benefit plans, as they may be amended from time-to-time, as applicable to Mr. Kiernan.

         6.         Mr. Kiernan declares that his decision to execute this Agreement and the Release and Waiver contained herein has not been influenced by any declarations or representations by Company (or SBC, or any other subsidiary of Company or of SBC) other than the contractual agreements and consideration expressly stated herein.  Company has expressly advised Mr. Kiernan to seek personal legal advice prior to executing this Agreement and the Release and Waiver contained herein and Mr. Kiernan, by his signature below, hereby expressly acknowledges that he was given at least twenty one (21) days in which to seek such advice and decide whether or not to enter into this Agreement and the Release and Waiver contained herein.  Mr. Kiernan may revoke this Agreement and the Release and Waiver contained herein within seven (7) days of his execution of the Release and Waiver contained herein by giving notice, in writing, by certified mail, return receipt requested to the Company at the address specified below.

SBC Management Services, L.P.                    Don Kiernan
By:   SBC MSI, LLC
Its:  General Partner

/s/ Karen Jennings                               /s/ Don Kiernan
By:   Karen Jennings                             Don Kiernan
      Sr. Executive Vice President-
      Human Resources
      175 E. Houston, 13th Floor
      San Antonio, Texas 78205

 7/31/01                                          7/31/01
Date                                             Date

AGREEMENT AND RELEASE AND WAIVER OF CLAIMS

        This Agreement and the Release and Waiver contained herein are made and entered into in San Antonio, Texas, on this the 3rd day of October, 2001, by and between SBC Management Services, L.P. (hereinafter “Company”) and Mr. Charles E. Foster (hereinafter “Mr. Foster”) for and in consideration of the mutual promises set forth below.

        1.      Mr. Foster retired from the Company effective at the close of business on June 29, 2001.

        2.      The Company agrees to pay Mr. Foster his supplemental retirement benefits that are equivalent to the benefits that would be paid to him under the SBC Supplemental Retirement Income Plan (“Equivalent SRIP Benefits”) in accordance with the schedule of payments he selected; provided, however, Mr. Foster’s Equivalent SRIP Benefits shall be calculated based on Mr. Foster’s 2001 target Short Term Incentive Award.   Except as provided herein, Mr. Foster’s Equivalent SRIP Benefits shall be governed by the SBC Supplemental Retirement Income Plan.

        3.      Mr. Foster hereby specifically waives any right to any other termination pay allowance as a consequence of Mr. Foster’s retirement and any and all benefits under the SRIP, which Mr. Foster would otherwise become eligible for and entitled to on and after the date of Mr. Foster’s retirement.  Except as agreed herein, this Agreement and the Release and Waiver contained herein do not abrogate any of the usual entitlements which Mr. Foster had while a regular employee and has upon retirement as a retired employee.  All of said benefits will be subject to and provided in accordance with the terms and conditions of the respective benefit plans, as they may be amended from time-to-time, as applicable to Mr. Foster.

        4.      Mr. Foster declares that his decision to execute this Agreement and the Release and Waiver contained herein has not been influenced by any declarations or representations by Company (or SBC, or any other subsidiary of Company or of SBC) other than the contractual agreements and consideration expressly stated herein.  Company has expressly advised Mr. Foster to seek personal legal advice prior to executing this Agreement and the Release and Waiver contained herein and Mr. Foster, by his signature below, hereby expressly acknowledges that he was given at least twenty one (21) days in which to seek such advice and decide whether or not to enter into this Agreement and the Release and Waiver contained herein.  Mr. Foster may revoke this Agreement and the Release and Waiver contained herein within seven (7) days of his execution of the Release and Waiver contained herein by giving notice, in writing, by certified mail, return receipt requested to the Company at the address specified below.

SBC Management Services, L.P.                   Charles E. Foster

By:     SBC-MSI, LLC
Its:    General Partner

/s/ Karen Jennings                           /s/ Charles E. Foster
By:   Karen Jennings                            Charles E. Foster
      Sr. Executive Vice President-
      Human Resources
      175 E. Houston, 13th Floor
      San Antonio, Texas 78205

   October 3, 2001                            October 3, 2001
Date                                         Date