Form 10-K
period 2001-12-31
SBC COMMUNICATIONS INC
filed 2002-02-28
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2001

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to

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
Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    (X)

Based on composite closing sales price of $37.45 per share on January 31, 2002, the aggregate market value of all voting and non-voting stock held by non-affiliates was $125,494,192,498.

As of January 31, 2002, 3,352,019,692 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)         Portions of SBC Communications Inc.‘s Annual Report to Shareowners for the fiscal year ended December 31, 2001 (Parts I and II).

(2)         Portions of SBC Communications Inc.‘s Notice of 2002 Annual Meeting and Proxy Statement dated on or about March 11, 2002 (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered
Common Shares (Par Value $1.00 Per Share)	New York, Chicago and Pacific Stock Exchanges
6.875% Fifty Year Southwestern Bell Telephone Company Debentures, Due March 31, 2048	New York Stock Exchange
7.00% Forty Year SBC Communications Inc. Notes, Due June 13, 2041	New York Stock Exchange

TABLE OF CONTENTS

Item		Page
	PART I

1.	Business	1
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12

Executive Officers of the Registrant	13

	PART II
5.	Market for Registrant's Common Equity and Related Stockholder Matters	14
6.	Selected Financial and Operating Data	14
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
7A.	Quantitative and Qualitative Disclosures about Market Risk	14
8.	Financial Statements and Supplementary Data	14
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14

	PART III
10.	Directors and Executive Officers of the Registrant	15
11.	Executive Compensation	15
12.	Security Ownership of Certain Beneficial Owners and Management	15
13.	Certain Relationships and Related Transactions	15

	PART IV
14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16

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

History

SBC was formed as one of several regional holding companies created to hold AT&T Corp.‘s (AT&T) local telephone companies. On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. SBC subsidiaries merged with Pacific Telesis Group (PAC) in 1997, Southern New England Telecommunications Corporation (SNET) in 1998 and Ameritech Corporation (Ameritech) in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier into a total of 13 states. Our services and products are marketed under several brands including SBC Ameritech, SBC Nevada Bell, SBC Pacific Bell, SBC SNET, SBC Southwestern Bell, and, through our joint venture with BellSouth Corporation (BellSouth), Cingular Wireless (Cingular).

Scope

We rank among the largest providers of telecommunications services in the United States and the world. Through our subsidiaries, we provide communications services and products in the United States and have investments in more than 25 countries. We offer our services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long distance services, Internet services, telecommunications equipment, messaging, paging, and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

  wireline subsidiaries provide primarily land and wire based services, wireless subsidiaries hold our investment in Cingular, which provides primarily radio wave based services, directory subsidiaries provide services related to directory advertising and publishing, international subsidiaries hold investments in primarily foreign entities outside of the United States, and other subsidiaries provide corporate operations, paging and prior to 2001, primarily provided security monitoring and cable television services.

Our principal wireline subsidiaries provide telecommunications services in thirteen states: California, Texas, Illinois, Michigan, Ohio, Missouri, Connecticut, Indiana, Wisconsin, Oklahoma, Kansas, Arkansas and Nevada (13-state area). Certain wireline local exchange services offered in the 13-state area are provided through regulated subsidiaries which operate within authorized regions (in-region) subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2001 SBC Annual Report to Shareowners under the heading “Operating Environment and Trends of the Business”, and is incorporated herein by reference pursuant to General Instruction G(2).

InterLATA Long Distance

We offer interLATA (Local Access and Transport Area) long distance services in the states of Texas, Kansas, Oklahoma, Arkansas, Missouri and Connecticut. We intend to seek approval from the FCC to offer interLATA long distance in our other in-region states. As a first step in that process, we have filed applications with the state commissions in California, Illinois, Michigan, Nevada and Ohio.

Additional information on InterLATA Long Distance is contained in the 2001 SBC Annual Report to Shareowners under the heading “Long Distance” on page 14 which is incorporated herein by reference pursuant to General Instruction G(2).

Broadband Initiative

In 1999, as the first post-Ameritech merger initiative, we announced a $6 billion initiative to provide broadband services (Project Pronto). Project Pronto is expected to create a broadband platform that will allow high-speed voice, data and video services to be provided via Digital Subscriber Line (DSL) services to approximately 80 percent of our United States (U.S.) wireline customers. During the third quarter of 2001, due primarily to an adverse and uncertain regulatory environment, we began a slowdown of the capital expenditures to build our national broadband network, which includes fiber, electronic and other technology. As of December 31, 2001 we had spent $3.2 billion on Project Pronto and had 1.3 million DSL subscribers with more than half, or 25 million, of our wireline customers DSL-capable.

Additional information on Project Pronto is contained in the 2001 SBC Annual Report to Shareowners under the heading "Data/Broadband" on page 14 which is incorporated herein by reference pursuant to General Instruction G(2).

National Expansion

In 1999, we began implementation of a “National-Local” strategy in conjunction with our acquisition of Ameritech. We planned to offer local exchange services in 30 new markets across the country. In March 2001, we announced a scale-back of our offerings while still satisfying our regulatory obligations. We offered services in 22 markets as of December 31, 2001, and are required by the FCC to enter into the remaining eight markets by April 2002.

Additional information on National Expansion is contained in the 2001 SBC Annual Report to Shareowners under the heading “Out-of-Region Competition” on page 17 which is incorporated herein by reference pursuant to General Instruction G(2).

Business Combinations

SBC subsidiaries merged with Ameritech in 1999, SNET in 1998 and PAC in 1997, resulting in each acquired company becoming a wholly owned subsidiary of SBC. Each transaction has been accounted for as a pooling of interests and a tax-free reorganization.

As a result of the Ameritech, SNET and PAC mergers, we significantly integrated operations and consolidated some administrative and support functions. We recognized charges during 1999, 1998 and 1997 in connection with these merger initiatives. Charges arising out of the mergers relating to relocation, retraining and other effects of consolidating certain operations were recognized in the periods those charges occurred.

Additional information on business combinations is contained in Note 2 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

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

In the second quarter of 2001, we moved the results of the SBC Services unit from the other segment to the wireline segment as the SBC Services unit primarily supports the wireline segment. We have restated all prior period information for the change, and this had no effect on our consolidated results.

Additional information about our reportable segments, including financial information and normalizing items, is included under the heading “Segment Results” on pages 7 through 13 and in Note 5 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 75 percent of our normalized operating revenues in 2001. Our wireline segment operates as both a retail and wholesale seller of communication services. We provide landline telecommunications services, including local, network access, long distance services, messaging, Internet services, and customer premises and private branch exchange (PBX) equipment. Our landline telecommunications subsidiaries serve approximately 35.0 million residential, 23.9 million business and 0.5 million other access lines in our 13-state area.

Services and Products

Local exchange services - Local exchange services include traditional dial tone primarily used to make or receive voice, fax, or analog modem calls from a residence or business. We also offer this service on a wholesale basis to competitors. At December 31, 2001, we provided wholesale services to approximately 3.6 million access lines. Other local services include certain extended area service, directory assistance and operator services.

Vertical services include custom calling services such as Caller ID, Call Waiting, voice mail and other enhanced services. These features allow telephone users to manage their local services with enhanced features such as displaying the number and/or name of callers, signaling to the telephone user that additional calls are incoming, and sending and receiving voice messages. These services are not regulated by the FCC and are generally more profitable.

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

Wireline long distance - Wireline long distance services primarily result from the transport of intraLATA telecommunications traffic that is outside of a local calling area. Federal regulation prohibits us from providing interLATA long distance services in seven of our 13 in-region states. We provide wireline interLATA long distance to our customers in Texas, Kansas, Oklahoma, Arkansas, Missouri and Connecticut. Long distance services also include other services such as Wide Area Telecommunications Service (WATS or 800 services) and other special services. In addition, since 1996, we have offered wireline interLATA long distance services to customers in selected areas outside the wireline subsidiaries’ authorized regions.

Customer premises equipment (CPE) - CPE and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, usually located on a customer’s premises, which provides intra-premise telephone services as well as access to the public switched network.

Internet Services - We offer a range of Internet services and products for residences and businesses, varying by market. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail, and high-speed access services. During 2000, we formed a relationship with Prodigy Communications Corporation (Prodigy) that combined our residential and small business Internet operations. In the fourth quarter of 2001, we acquired Prodigy.

Additional financial information on the Prodigy acquisition is contained in Note 3 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Yahoo! Agreement

In November 2001, we announced an agreement with Yahoo! to provide broadband access to customers in our 13-state area and co-branded dial-up service nationwide. This agreement will help our customers access our internet services virtually nationwide. We expect to begin offering the co-branded service with Yahoo! during the second half of 2002.

Wireless

Our wireless segment provides domestic wireless telecommunications services, including local, long distance and roaming services. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. Due to the contribution of substantially all of our domestic wireless operations to Cingular (discussed below), reported wireless results do not include revenues or expenses from the wireless joint venture; instead we reflect our 60 percent share of its net income as equity in net income of affiliates. However, for evaluating the results of Cingular internally, we use proportional consolidation. On that normalized basis, the wireless segment provided approximately 16 percent of our 2001 operating revenues; on an actual reported basis, less than one percent of our operating revenues came from our Wireless segment.

Cingular Wireless Joint Venture

In April 2000, we formed a joint venture with BellSouth to provide domestic wireless services nationally. In October 2000, most of our and BellSouth’s wireless operations were contributed to Cingular, which then began operations. At December 31, 2001, Cingular served approximately 21.6 million customers, making it the second largest wireless operator in the United States. Economic ownership in Cingular is held 60 percent by us and 40 percent by BellSouth, with control shared equally. We are accounting for our interest under the equity method of accounting.

Additional information on Cingular is contained in Note 7 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

SpectraSite Agreement

In November 2001, we amended our August 2000 agreement with SpectraSite Communications, Inc. (SpectraSite) in which we granted SpectraSite the exclusive right to lease 3,900 communication towers for prepaid rents of $983 million in cash and SpectraSite common stock valued at $325 million, or $22.659 per share, at the August 2000 closing. We have agreed to reduce the maximum number of communication towers to be leased to SpectraSite to 3,600, and to extend the schedule for closing on towers until the first quarter of 2004. As consideration for those modifications, we received $35 million.

Wireless Auction

Cingular invested in a participant in a December 2000/January 2001 FCC auction of wireless spectrum licenses held by NextWave. A number of legal issues have emerged in connection with this auction and it remains subject to legal, legislative and regulatory proceedings.

Additional information on this auction is contained in the 2001 SBC Annual Report to Shareowners under the heading “Wireless” on page 20 which is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Our directory segment includes advertising, Yellow and White Pages directories and electronic publishing. The directory operating segment provided approximately 8 percent of our normalized operating revenues in 2001.

Our directory subsidiaries operate primarily in our 13-state region.

International

Our international segment includes all of our investments with primarily international operations. We have direct or indirect interests in businesses located in more than 25 countries and as of December 31, 2001, have international investments with a carrying value of approximately $8.2 billion. Our international investments include local and long distance telephone services, wireless communications, voice messaging, data services, video services, Internet access, telecommunications equipment, and directory publishing.

Europe

We hold a 41.6 percent stake in TDC A/S (TDC) (formerly known as Tele Danmark A/S), Denmark’s primary full-service communications operator. TDC has a 16.5 percent investment in Belgacom S.A. (Belgacom) as well as investments in wireless services in Poland, the Ukraine, Lithuania, Austria, the Netherlands and Germany. It has investments in competitive communications providers in Sweden, Germany, Switzerland and the Czech Republic. TDC also has investments in local telephone operations in Hungary and an international digital transmission link through Russia, Korea and Japan. SBC currently is able to elect six of twelve members of the TDC Board of Directors, including the Chairman, who would cast any tie-breaking vote.

In January 2001, TDC acquired a majority interest in diAx A.G (diAx), a wireless and long distance provider in Switzerland owned by SBC International and diAx Holdings.

In Belgium, we hold a 17.5 percent stake in Belgacom, the country’s primary full-service telecommunications operator, and effectively own 24.4 percent of Belgacom when combined with our stake in TDC. With approximately 4.9 million access lines and more than 4.0 million cellular customers, Belgacom provides local, long distance, cellular and other communications services and offers directories and security services. Belgacom also has telecommunications investments in France and the Netherlands.

Belgacom has entered into an agreement with an unaffiliated special purpose entity (SPE) that allows Belgacom, at its discretion, the option to sell portions of its Netherlands wireless operations to the SPE in unspecified amounts until the end of 2002. In the fourth quarter of 2001, Belgacom sold a portion of its investment to the SPE, lowering its ownership percentage from 35 percent to 27 percent. As part of the transaction, Belgacom guaranteed the approximately $237 million in debt incurred by the SPE in the purchase. All holders of stock in the wireless company, including the SPE and TDC, which owns approximately 15 percent, have the right to put the stock to a subsidiary of Deutsche Telecom A.G. beginning January 2003. The SPE can put the shares at a price that is greater than the amount guaranteed by Belgacom.

We hold a 15 percent equity interest in Cegetel S.A. (Cegetel), a holding company, through a joint venture with France’s Vivendi, a French diversified public company. Cegetel owns 80 percent of Societe Francaise du Radiotelephone, a wireless carrier in France with over 11.6 million customers. Cegetel offers both mobile and fixed line services.

Asia

In July 2001, we sold our interest in TransAsia Telecommunications Inc., a regional wireless telecommunications provider in southern Taiwan.

North America

We have a 20 percent stake in Bell Canada, Canada’s premier telecommunications provider. Bell Canada offers services to more than 11.4 million residential and business customers, including local, long distance and wireless communications, Internet access, high-speed data services and directories.

From July 1, 2002 through December 31, 2002, we have the option to sell all of our Bell Canada shares to BCE Inc. (BCE) for an unspecified combination of cash and debt at fair market value plus 25 percent. Similarly, BCE has the right to purchase our Bell Canada shares during the same time frame at either the fair market value plus 25 percent or at our original investment amount compounded at an annual rate of 15 percent, whichever is greater. BCE is a publicly traded company with more than 23 million customer connections through its wireline, wireless, data and Internet, and satellite services. It is Canada’s largest communications company and owns approximately 80 percent of Bell Canada. We currently do not know whether we or BCE will exercise our rights during that time frame. These options are also available on the same terms from July 1, 2004, through December 31, 2004.

We own an 8.1 percent equity share in Teléfonos de México, S.A. de C.V. (Telmex), Mexico’s largest national telecommunications provider of wireline services. Telmex operates approximately 13.3 million access lines. Through our relationship, we have worked with Telmex to develop an advanced network, and have helped Telmex achieve its goal of providing enhanced telephone service throughout Mexico.

We are a member of a consortium that holds all of the class AA shares of Telmex stock, representing voting control of the company. Another member of the consortium, Carso Global Telecom, S.A. de C.V. (Carso), has the right to appoint a majority of the directors of Telmex.

In October 2000, in an effort to promote competition, the Mexican government passed new telecommunications rules for Telmex. The rules established interconnection pricing guidelines and also barred Telmex from charging less for a service than it charges to other carriers. Telmex obtained an injunction in Mexican court against these rules and hearings remain pending. In December 2000, Telmex and certain competitors reached an agreement that provided, among other things, that competitors pay approximately $140 million to Telmex for past-due amounts related to interconnection rates and approximately $550 million for local network costs incurred by Telmex in 1997. The agreement also established an interconnection rate of 1.25 cents per minute for 2001, compared with approximately 3.34 cents in 2000. In addition, as part of the agreement, Telmex will continue negotiations with competitors regarding a new cost-based international settlement model and will review the proportional return mechanism.

In February 2002, U.S. trade officials announced that they will formally ask for a World Trade Organization panel to investigate the allegation that Mexico has unfairly kept U.S. companies from competing in its $12 billion telecommunications market.

As of December 31, 2001, Telmex had approximately 70 percent of the long distance market in Mexico. Telmex’s share of international long distance traffic is expected to decline significantly when the proportional return mechanism expires. This mechanism guarantees Telmex the same percentage of incoming traffic as outgoing traffic. In December 2001, Telmex and some of its competitors agreed to eliminate the proportional return mechanism at the end of 2003 and to a phased-in reduction of the settlement rate: 15.5 cents in 2001, 13.5 cents in 2002, 10 cents in 2003, and free market in 2004. In a later December 2001 agreement, Telmex and its competitors agreed to reduce the interconnection rate to 0.975 cents per minute for 2002 from 1.25 cents per minute for 2001. Local competition is expected to increase in 2002, primarily for business customers. We do not expect the carrier agreement or rules affecting Telmex to have a material impact on our financial position or results of operations.

In 2000, Telmex spun-off its wireless and certain other operations to its shareowners as a separate business, América Móvil S.A. de C.V. (América Móvil), which serves more than 25 million wireless customers. We own an 8 percent interest in América Móvil.

We are a member of a consortium that holds all of the class AA shares of América Móvil stock, representing voting control of the company. Another member of the consortium, Carso, had the right to appoint a majority of the directors of América Móvil. In January 2002, Carso transferred its ownership interest in América Móvil to Americas Telecom S.A. de C.V., and with that the right to appoint a majority of the directors of América Móvil.

South America

In February 2002, Telecom Américas Ltd. (Telecom Americas), a joint venture with América Móvil and Bell Canada International Inc., was reorganized to focus on the provision of wireless in Brazil. As a result of the reorganization our interest in Telecom Americas was reduced from 12.8 percent to 12.4 percent, and may be further diluted to 8.3 percent over the next two and one-half years. The reorganization of Telecom Americas does not alter the provisions of the option granted to América Móvil discussed in the following paragraph.

In January 2002, we purchased from América Móvil its approximately 50 percent of Cellular Communications of Puerto Rico (CCPR) for cash and an option redeemable for our investment in Telecom Americas. This represents a forward sale of our interest in Telecom Americas. In connection with this transaction, we reviewed the values at which we would carry CCPR and our interest in Telecom Americas and recognized a charge of $390 million ($262 million net of tax) for the reduction of our direct and indirect book values to the value indicated by the transaction. The charges were recorded in both other income (expense) – net $(341) million and equity in net income of affiliates $(49) million.

Africa/Middle East

We hold an 18 percent ownership stake in Telkom S.A. Limited (Telkom), South Africa’s state-owned local exchange and long distance company. Currently, Telkom serves nearly 5.0 million access lines in South Africa, and also is developing a second national wireless network serving more than 5.9 million wireless customers through Telkom’s wireless subsidiary, Vodacom.

We own a 13.3 percent stake in Amdocs Limited (Amdocs), a major supplier of billing and customer service software used by telecommunications companies worldwide. Amdocs, a Gurnsey Island corporation, has operations throughout the world with many of its programming support services located in Israel.

Financial information about foreign and domestic operations is included in Note 7 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Other

During 2001, we sold SecurityLink, Ameritech’s security monitoring service, and the operational assets of Ameritech New Media, our cable television operations.

Additional information on the sale of these businesses is contained in Note 3 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10 percent or more of our consolidated total operating revenues in any of the last three fiscal years.

Percentage of Consolidated Total Reported Operating Revenues
2001	2000	1999
Landline local service	50%	43%	39%
Wireless subscriber	-	10%	12%
Network access	23%	20%	20%
Directory advertising	10%	9%	9%
Other	11%	12%	13%

Landline local service, network access and other revenues are included in the wireline segment’s results of operations and each also exceeds 10 percent of wireline’s total operating revenues. Substantially all of our wireless subscriber revenues are reported in equity in net income of affiliates and also exceed 10 percent of wireless’ total operating revenues. Directory advertising revenues are included in our directory segment’s results of operations and exceed 10 percent of directory’s total operating revenues.

On a normalized basis, which includes the operations of Cingular on a proportionate consolidation basis in 2001 and the fourth quarter of 2000, the percentage of consolidated total normalized operating revenues by any class of service that accounted for 10 percent or more of our consolidated total operating revenues in any of the last three fiscal years is as follows:

Percentage of Consolidated Total Normalized Operating Revenues
2001	2000	1999
Landline local service	42%	41%	40%
Wireless subscriber	13%	12%	11%
Network access	19%	20%	21%
Other	12%	13%	13%

Further information about amounts included in normalized results is included under the heading “Segment Results” on pages 7 through 13 and in Note 5 of the 2001 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

GOVERNMENT REGULATION

In the 13-state area, certain of our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate, in varying degrees, intrastate rates and services, including local, long distance and network access services. Certain wireline subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate the wireline subsidiaries for the use of their facilities for the origination or termination of long distance and access services by other carriers.

Additional information relating to federal and state regulation of the wireline subsidiaries is contained in the 2001 SBC Annual Report to Shareowners under the heading “Regulatory Environment” beginning on page 15, and is incorporated herein by reference pursuant to General Instruction G(2).

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

MAJOR CUSTOMER

No customer accounted for more than 10 percent of our consolidated revenues in 2001, 2000 or 1999.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2001 SBC Annual Report to Shareowners under the heading “Competition” beginning on page 19, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment. Applied research, technology planning and evaluation services are conducted at our subsidiary, SBC Technology Resources, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were not material in 2001, 2000 or 1999.

EMPLOYEES

As of January 31, 2002, we employed approximately 192,550 persons. Approximately two-thirds of our employees are represented by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW).

In February 2001, our telephone subsidiaries reached agreements with the CWA covering employees in thirteen states. The new agreements expire in March 2004 and include a wage increase of approximately 12.25 percent over the life of the contracts, in addition to other economic provisions.

The IBEW represents approximately 12,000 employees and their labor agreement expires in June 2003.

During 2001, as part of our force-reduction program, an enhanced retirement program (ERB) was offered to eligible PTG nonmanagement employees. The ERB program offered eligible employees who voluntarily decided to terminate employment an enhanced pension benefit and increased eligibility for postretirement medical and dental benefits. Approximately 1,400 employees accepted this offer and terminated employment before the end of December 31, 2001.

In the fourth quarter of 2001, we transferred approximately 17,000 employees that were previously leased to Cingular; these individuals are now on Cingular’s payroll with coverage under Cingular’s benefits plans.

RECENT DEVELOPMENTS

In February 2002, consultants hired by the California Public Utilities Commission (CPUC) issued a report on their 1997-1999 audit of our California wireline subsidiary. The report concluded that we understated regulated net operating income reported to the CPUC and should issue refunds, i.e., service credits, to customers for 1997 and 1998 totaling approximately $350. We do not agree with the report’s conclusions and will contest them in proceedings before the CPUC.

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

  Adverse economic changes in the markets served by SBC or in countries in which SBC has significant investments.
  Changes in available technology and the effects of such changes including product substitutions and deployment costs.
  The final outcome of FCC proceedings, including rulemakings, and judicial review, if any, of such proceedings, including issues relating to jurisdiction.
  The final outcome of state regulatory proceedings in SBC’s 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale rates, SBC’s broadband initiative known as Project Pronto, service standards and reciprocal compensation.
  Enactment of additional state, federal and/or foreign regulatory laws and regulations pertaining to our subsidiaries and foreign investments.
  The timing of entry and the extent of competition in the local and intraLATA toll markets in SBC’s 13-state area and our entry into the in-region long distance market.
  The impact of the Ameritech transaction, including performance with respect to regulatory requirements, and merger integration efforts.
  The timing, extent and cost of deployment of Project Pronto, its effect on the carrying value of the existing wireline network and the level of consumer demand for offered services.
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, access to additional spectrum, technological advancements and financial capacity.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2001, approximately 99 percent of our property, plant and equipment was owned by our wireline subsidiaries. Network access lines represented approximately 39 percent of the wireline subsidiaries’ investment in telephone plant; central office equipment represented approximately 41 percent; land and buildings represented approximately 9 percent; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented approximately 7 percent; and other miscellaneous property represented approximately 4 percent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 28, 2002)

Name	Age	Position	Held Since
Edward E. Whitacre, Jr.	60	Chairman and Chief Executive Officer	1/1990
John H. Atterbury III	53	Group President	6/2001
James W. Callaway	55	Group President	11/1999
Cassandra C. Carr	57	Senior Executive Vice President - External Affairs	10/1998
William M. Daley	53	President	12/2001
James D. Ellis	58	Senior Executive Vice President and General Counsel	3/1989
Karen E. Jennings	51	Senior Executive Vice President - Human Resources	10/1998
James S. Kahan	54	Senior Executive Vice President - Corporate Development	7/1993
Forrest E. Miller	49	President and Chief Executive Officer (Southwestern Bell Telephone, L.P.)	4/2001
Edward A. Mueller	54	President and Chief Executive Officer (Ameritech Corporation)	9/2000
Stanley T. Sigman	54	Group President and Chief Operating Officer	4/2001
Randall L. Stephenson	41	Senior Executive Vice President and Chief Financial Officer	8/2001
Rayford Wilkins, Jr.	50	President and Chief Executive Officer (Pacific Bell Telephone Company and Nevada Bell Telephone Company)	9/2000

All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years, except for Mr. Daley. Mr. Daley was Vice Chairman and Senior Managing Director of Evercore Partners Inc. from May 2001 to December 2001. He was Chairman of the Gore/Lieberman Campaign from July 2000 to December 2000, and he was Secretary of Commerce from January 1997 to July 2000. Prior to that, he was a partner in the law firm of Mayer, Brown & Platt from 1993 to 1997. Executive officers are not appointed to a fixed term of office.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The number of shareowners of record as of December 31, 2001 and 2000 were 1,086,775 and 1,148,570. During 2001, non-employee directors acquired from SBC shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During 2001 an aggregate of 116,100 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $38.95 to $52.38, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2001 SBC Annual Report to Shareowners under the headings “Quarterly Financial Information” on page 48, “Selected Financial and Operating Data” on page 4, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the 2001 SBC Annual Report to Shareowners under the heading “Selected Financial and Operating Data” on page 4 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2001 SBC Annual Report to Shareowners on page 5 through page 24, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2001 SBC Annual Report to Shareowners under the heading “Market Risk” on page 23 through page 24, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2001 SBC Annual Report to Shareowners on page 25 through page 48, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred on any accounting or financial disclosure matters during the period covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item 10 is included in the registrant’s definitive proxy statement, dated on or about March 11, 2002, under the heading “Board of Directors” beginning on page 4 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 11, 2002, under the headings “Compensation of Directors” from page 13 through page 14, and “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation”, “Pension Plans”, and “Contracts with Management” from page 19 through page 32, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 11, 2002, under the heading “Common Stock Ownership of Directors and Officers” on page 15, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 11, 2002, under the heading “Compensation of Directors” from page 13 through page 14 and “Contracts with Management” from page 29 through 32, which are incorporated herein by reference pursuant to General Instruction G(3).

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

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2001. (See Part II.)

Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	20

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

Exhibit Number

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 30, 2000. (Exhibit 3-a to Form 10-K for 2000.)
3-b	Bylaws amended June 30, 2000. (Exhibit 3 to Form 8-K dated June 30, 2000.)
4-a	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-d to Form 10-K for 1999.)
4-c	Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co., Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-e to Form 10-K for 1999.)
10-a	Short Term Incentive Plan. (Exhibit 10-a to Form 10-K for 2000.)
10-b	Supplemental Life Insurance Plan. (Exhibit 10-c to Form 10-K for 1997.)
10-b(i) Resolution amending the Plan, effective October 15, 2000. (Exhibit 10-c(i) to Form 10-K for 2000.)
10-c	Supplemental Retirement Income Plan. (Exhibit 10-d to Form 10-K for 2000.)
10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988), revised July 30, 1993. (Exhibit 10-e to Form 10-K for 2000.)
10-d(i) Resolution amending the Plan, effective October 15, 2000. (Exhibit 10-e(i) to Form 10-K for 2000.)
10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later), revised July 30, 1993. (Exhibit 10-f to Form 10-K for 2000.)
10-e(i) Resolution amending the Plan, effective October 15, 2000. (Exhibit 10-e(i) to Form 10-K for 2000.)
10-f	Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)
10-g	Salary and Incentive Award Deferral Plan. (Exhibit 10-h to Form 10-K for 2000.)
10-h	Financial Counseling Program. (Exhibit 10-i to Form 10-K for 1997.)
10-h(i) Resolution amending the Plan, effective October 15, 2000. (Exhibit 10-c(i) to Form 10-K for 2000.)
10-i	Executive Health Plan, formerly the Supplemental Health Plan.
10-j	Retirement Plan for Non-Employee Directors. (Exhibit 10-k to Form 10-K for 1997.)
10-k	Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)
10-l	Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC's subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)
10-m	Stock Savings Plan.
10-n	1992 Stock Option Plan.
10-o	Officer Retirement Savings Plan. (Exhibit 10-q to Form 10-K for 1997.)
10-p	1996 Stock and Incentive Plan.
10-q	Non-Employee Director Stock and Deferral Plan. (Exhibit 10-s to Form 10-K for 2000.)
10-r	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)
10-r(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)
10-s	Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)
10-t	Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)
10-t(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)
10-u	Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group's 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)
10-u(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group's 1995 Proxy Statement, filed March 13, 1995.)
10-v	Pacific Telesis Group Nonemployee Director Stock Option Plan. (Exhibit A to Pacific Telesis Group's 1990 Proxy Statement filed February 26, 1990.)
10-v(i) Resolutions amending the Plan, effective April 1, 1994. (Exhibit 10xx(i) to Form 10-K for 1994 of Pacific Telesis Group (Reg. 1-8609).)
10-w	2001 Incentive Plan.
10-x	Employment Agreement between SBC and William M. Daley.
10-y	Employment Agreement between SBC and Edward E. Whitacre, Jr.
10-z	Retirement Agreement between SBC and Donald E. Kiernan (Exhibit 10-z to Form 10-Q for September 30, 2001.)
10-aa	Employment Agreement between SBC and Charles E. Foster (Exhibit 10-aa to Form 10-Q for September 30, 2001.)
12	Computation of Ratios of Earnings to Fixed Charges.
13	Portions of SBC's Annual Report to shareowners for the fiscal year ended December 31, 2001. Only the information incorporated by reference into this Form 10-K is included in the exhibit.
21	Subsidiaries of SBC.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
99-a	Annual Report on Form 11-K for the SBC Savings Plan for the year 2001 to be filed under Form 10-K/A.
99-b	Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 2001 to be filed under Form 10-K/A.
99-c	Annual Report on Form 11-K for the Ameritech Savings and Security Plan for Non-Salaried Employees for the year 2001 to be filed under Form 10-K/A.

We will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

On January 25, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed information that was announced in our January 25, 2002 earnings release.

SBC COMMUNICATIONS INC.		Schedule II - Sheet 1
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Allowance for Uncollectibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses - Note (a)	(2) Charged to Other Accounts - Note (b)	Deductions - Note (c)	Balance at End of Period
Year 2001	$1,016	1,384	293	1,439	(d)	$1,254
Year 2000 (f)	$1,389	885	264	1,522	(e)	$1,016
Year 1999 (f)	$951	1,136	596	1,294		$1,389

*  Certain balances from prior periods have been restated.

__________

(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by SBC.
(c)	Amounts written off as uncollectible.
(d)	Includes $50 from the sale of SecurityLink.
(e)	Includes $81 transferred to Cingular.
(f)	Certain amounts have been reclassified to conform to the current year's presentation.

SBC COMMUNICATIONS INC.		Schedule II - Sheet 2
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Accumulated Amortization of Intangibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Expense	(2) Charged to Other Accounts	Deductions	Balance at End of Period
Year 2001	$746	481		1		457	(a)	$771
Year 2000 (e)	$1,325	1,268	(b)	(262)	(c)	1,585	(d)	$746
Year 1999	$1,111	378		8		172		$1,325

__________

(a)	Includes $277 from the sale of SecurityLink and $101 transfer to Cingular.
(b)	Includes impairment of underlying assets at SecurityLink.
(c)	Primarily related to the transfer to Cingular.
(d)	Includes $962 transfer to Cingular and $670 related to impairment at SecurityLink.
(e)	Certain amounts have been reclassified to conform to the current year's presentation.

SBC COMMUNICATIONS INC.		Schedule II - Sheet 3
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Reserve for Restructuring Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions	Balance at End of Period
Year 2001 (a)	$-	-	-	-		$-
Year 2000	$14	-	-	14		$-
Year 1999	$123	5	-	114	(b)	$14

__________

(a)	No activity in 2001 as the balance was zero at December 31, 2000.
(b)	Includes $99 that was reversed to other operating expenses for amounts no longer required.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2002.

SBC COMMUNICATIONS INC. By /s/ Randall Stephenson (Randall Stephenson Senior Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
Edward E. Whitacre, Jr.* Chairman and Chief Executive Officer

Principal Financial and
Accounting Officer:
Randall Stephenson Senior Executive Vice President and Chief Financial Officer
/s/ Randall Stephenson (Randall Stephenson, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer) February 28, 2002

Directors:
Edward E. Whitacre, Jr.*	Charles F. Knight*
Gilbert F. Amelio*	Lynn M. Martin*
Clarence C. Barksdale*	John B. McCoy*
James E. Barnes*	Mary S. Metz*
August A. Busch III*	Toni Rembe*
William P. Clark*	S. Donley Ritchey*
Martin K. Eby, Jr.*	Joyce M. Roché*
Herman E. Gallegos*	Carlos Slim Helú*
Jess T. Hay*	Laura D'Andrea Tyson*
James A. Henderson*	Patricia P. Upton*
Bobby R. Inman*

* by power of attorney