Form 10-Q
period 2002-03-31
SBC COMMUNICATIONS INC
filed 2002-05-03
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

At March 31, 2002, 3,340,171,095 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
Three months ended March 31,
2002	2001
Operating Revenues
Landline local service	$5,430	$5,568
Wireless subscriber	-	54
Network access	2,606	2,603
Long distance service	719	783
Directory advertising	705	830
Other	1,062	1,352
Total operating revenues	10,522	11,190
Operating Expenses
Operations and support	6,080	6,083
Depreciation and amortization	2,136	2,448
Total operating expenses	8,216	8,531
Operating Income	2,306	2,659
Other Income (Expense)
Interest expense	(350)	(459)
Interest income	142	178
Equity in net income of affiliates	437	401
Other income (expense) - net	15	106
Total other income (expense)	244	226
Income Before Income Taxes	2,550	2,885
Income taxes	840	1,021
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	1,710	1,864
Extraordinary item, net of tax	-	(10)
Cumulative effect of accounting change, net of tax	(1,791)	-
Net Income (Loss)	$(81)	$1,854

Earnings Per Common Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.51	$0.55
Net Income (Loss)	$(0.02)	$0.55
Earnings Per Common Share-Assuming Dilution:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.51	$0.55
Net Income (Loss)	$(0.02)	$0.54
Weighted Average Number of Common
Shares Outstanding (in millions)	3,347	3,377
Dividends Declared Per Common Share	$0.27	$0.25625

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
March 31, 2002	December 31, 2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$830	$703
Accounts receivable - net of allowances for uncollectibles of $1,262 and $1,254	8,321	9,376
Prepaid expenses	1,210	932
Deferred income taxes	739	713
Other current assets	792	856
Total current assets	11,892	12,580
Property, plant and equipment - at cost	129,023	127,524
Less: accumulated depreciation and amortization	79,454	77,697
Property, Plant and Equipment - Net	49,569	49,827
Goodwill - Net	1,656	3,577
Investments in Equity Affiliates	12,556	11,967
Notes Receivable From Cingular Wireless	5,912	5,924
Other Assets	12,627	12,447
Total Assets	$94,212	$96,322

Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year	$8,489	$9,033
Accounts payable and accrued liabilities	9,683	11,459
Accrued taxes	2,001	2,598
Dividends payable	900	858
Total current liabilities	21,073	23,948
Long-Term Debt	19,062	17,133
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	8,887	8,578
Postemployment benefit obligation	10,086	9,839
Unamortized investment tax credits	265	274
Other noncurrent liabilities	3,901	4,059
Total deferred credits and other noncurrent liabilities	23,139	22,750
Shareowners’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	11,955	11,992
Retained earnings	21,159	22,138
Treasury shares (at cost)	(3,967)	(3,482)
Accumulated other comprehensive loss	(1,642)	(1,590)
Total shareowners’ equity	30,938	32,491
Total Liabilities and Shareowners’ Equity	$94,212	$96,322

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
Three months ended March 31,
2002	2001
Operating Activities
Net income (loss)	$(81)	$1,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,136	2,448
Undistributed earnings from investments in equity affiliates	(384)	216
Provision for uncollectible accounts	362	230
Amortization of investment tax credits	(9)	(16)
Deferred income tax expense	438	649
Gain on sales of investments	(90)	(129)
Extraordinary item, net of tax	-	10
Cumulative effect of accounting change, net of tax	1,791	-
Changes in operating assets and liabilities:
Accounts receivable	693	574
Other current assets	(216)	(386)
Accounts payable and accrued liabilities	(2,366)	(2,468)
Other - net	(12)	(1,032)
Total adjustments	2,343	96
Net Cash Provided by Operating Activities	2,262	1,950
Investing Activities
Construction and capital expenditures	(1,765)	(2,807)
Return of investments in affiliates - net	-	1,158
Proceeds from short-term investments	-	510
Dispositions	83	244
Acquisitions	(406)	-
Other	-	1
Net Cash Used in Investing Activities	(2,088)	(894)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(705)	(84)
Issuance of other short-term borrowings	1,236	-
Issuance of long-term debt	1,993	2,238
Repayment of long-term debt	(1,150)	(980)
Early redemption of corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(500)
Purchase of treasury shares	(593)	(1,065)
Issuance of treasury shares	32	90
Dividends paid	(860)	(859)
Other	-	12
Net Cash Used in Financing Activities	(47)	(1,148)
Net increase (decrease) in cash and cash equivalants	127	(92)
Cash and cash equivalents beginning of year	703	643
Cash and Cash Equivalents End of Period	$830	$551

Cash paid during the three months ended March 31 for:
Interest	$486	$550
Income taxes, net of refunds	$998	$1,237

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars in millions
(Unaudited)
Three months ended March 31, 2002
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year	$11,992
Issuance of shares	(45)
Other	8
Balance at end of period	$11,955

Retained Earnings
Balance at beginning of year	$22,138
Net income (loss) ($(0.02) per share)	(81)
Dividends to shareowners ($0.27 per share)	(900)
Other	2
Balance at end of period	$21,159

Treasury Shares
Balance at beginning of year	(79)	$(3,482)
Purchase of shares	(16)	(593)
Issuance of shares	2	108
Balance at end of period	(93)	$(3,967)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(1,590)
Other comprehensive income (loss) (see Note2)	(52)
Balance at end of period	$(1,642)

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At March 31, or for the three months then ended:	2002	2001
Debt ratio	47.1%	46.9%
Network access lines in service (000)	59,036	61,254
Resold and rebundled lines (000)	4,079	3,133
Access minutes of use (000,000)	66,733	70,000
Cingular Wireless customers * (000)	21,830	20,535
Number of employees	189,130	216,180

*Amounts represent 100% of the customers of Cingular Wireless (Cingular). The 2001 amount also includes the customers of Cellular Communications of Puerto Rico, which was contributed to Cingular in September 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2001 Annual Report to Shareowners.

Our subsidiaries and affiliates operate in the communications services industry both domestically and worldwide providing wireline and wireless telecommunications services and equipment as well as directory advertising and publishing services.

The Consolidated Financial Statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

Revenue Recognition - The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), which we adopted effective January 1, 2000. SAB 101 addresses, among other items, when revenue relating to nonrefundable, up front fees should be recognized. Upon adoption, we performed a detailed analysis of our activation fees and recorded deferred revenues and associated expenses accordingly. These deferred amounts will be recognized over the average customer life of five years. Expenses, though exceeding revenue, were only deferred to the extent of revenue. Accordingly, these adjustments had no significant effect on operating or net income.

Certain revenues derived from local telephone and wireless services are billed monthly in advance and are recognized the following month when services are provided. Revenues derived from other telecommunications services, principally network access, long distance and wireless airtime usage, are recognized monthly as services are provided.

We recognize revenues and expenses related to publishing directories on the “issue basis” method of accounting, which recognizes the revenues and expenses at the time the related directory is published. The issue basis method is generally followed in the publishing industry. A change in the timing of the publication of a directory will change the period in which the related revenues and expenses will be recognized. These changes can have a material effect on quarterly revenues.

Extraordinary Item - The first quarter of 2001 includes an extraordinary loss of $10, net of taxes of $4, related to the early redemption of $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS). The remaining $500 of the TOPrS were redeemed in the second quarter of 2001, leaving none outstanding at December 31, 2001.

Cumulative Effect of Accounting Change - On January 1, 2002, we were required to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption of FAS 142 means that we stop amortizing goodwill, and at least annually test the remaining book value of goodwill for impairment. Future impairments will be recorded in operating expenses.

During the first quarter of 2002, in accordance with FAS 142, we completed our analysis of Sterling Commerce Inc. (Sterling), which is included in our wireline segment. This process included obtaining an independent appraisal of the fair value of Sterling as a whole and of its individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Sterling’s carrying value under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121), which was the accounting rule for impairment of goodwill that preceded FAS 142 and was effective through December 31, 2001. The valuation was then benchmarked against other guideline companies; because of its diversity in the e-commerce industry, Sterling has no truly comparable public companies. The valuation methodology required by FAS 142 is different than that required by FAS 121, in that it is more likely to result in an impairment because it requires the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under FAS 121.

The allocation of fair values to identifiable tangible and intangible assets resulted in an implied valuation of the goodwill associated with Sterling of $646. This included a reclassification of the previously identified intangible asset of assembled work force into goodwill as required by FAS 142. Comparing this fair value to the carrying value resulted in an impairment of $1,791, with no income tax effect. This impairment is recorded as a cumulative effect of accounting change on the income statement as of January 1, 2002.

Our international holdings and Cingular are currently conducting their analyses of their goodwill and other unamortizable intangibles. We expect that they will complete them later in the year. Any FAS 142 impairment resulting from these analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require restatement of the first quarter of 2002.

As required by FAS 142, the following table shows our 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill and Federal Communications Commission (FCC) licenses. The amortization of FCC licenses is included in the equity method amortization line since these amounts were recorded by Cingular, an equity method investee.

Three months ended March 31,
2002	2001
Income before extraordinary item and cumulative effect of accounting change - as reported	$1,710	$1,864
Add back: Goodwill amortization, net of tax	-	54
Add back: Equity method amortization, net of tax	-	63
Income before extraordinary item and cumulative effect of accounting change - as adjusted	$1,710	$1,981

Net income (loss) - as reported	$(81)	$1,854
Add back: Goodwill amortization, net of tax	-	54
Add back: Equity method amortization, net of tax	-	63
Net income (loss) - as adjusted	$(81)	$1,971

Basic earnings per share:
Net income (loss) - as reported	$(0.02)	$0.55
Goodwill amortization	-	0.01
Equity method amortization	-	0.02
Net income (loss) - as adjusted	$(0.02)	$0.58

Diluted earnings per share:
Net income (loss) - as reported	$(0.02)	$0.54
Goodwill amortization	-	0.02
Equity method amortization	-	0.02
Net income (loss) - as adjusted	$(0.02)	$0.58

The changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2002, are as follows:

Wireline Segment	Wireless Segment	Other	Total
Balance, December 31, 2001	$3,027	$526	$24	$3,577
FAS 142 impairment	(1,791)	-	-	(1,791)
Deferred tax adjustment	(140)	-	-	(140)
Other	19	-	(9)	10
Balance, March 31, 2002	$1,115	$526	$15	$1,656

2. COMPREHENSIVE INCOME

The components of our comprehensive income (loss) for the three months ended March 31, 2002 and 2001 include net income (loss) and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2002 and 2001, and Canada in 2001.

Following is our comprehensive income (loss):

Three months ended March 31,
2002	2001
Net income (loss)	$(81)	$1,854
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(24)	(238)
Net unrealized gain (loss) on available-for-sale securities	(28)	(23)
Other comprehensive income (loss)	(52)	(261)
Total comprehensive income (loss)	$(133)	$1,593

3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item and cumulative effect of accounting change for the three months ended March 31, 2002 and 2001 are shown in the table below.

Three months ended March 31,
2002	2001
Numerators
Numerator for basic earnings per share: Income before extraordinary item and cumulative effect of accounting change	$1,710	$1,864
Dilutive potential common shares: Other stock-based compensation	2	1
Numerator for diluted earnings per share	$1,712	$1,865

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,347	3,377
Dilutive potential common shares: Stock options	15	28
Other stock-based compensation	9	8
Denominator for diluted earnings per share	3,371	3,413

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.51	$0.55
Extraordinary item	-	-
Cumulative effect of accounting change	(0.53)	-
Net income (loss)	$(0.02)	$0.55

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.51	$0.55
Extraordinary item	-	(0.01)
Cumulative effect of accounting change	(0.53)	-
Net income (loss)	$(0.02)	$0.54

4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (e.g., one-time) items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local, network access, long distance services, messaging services, Internet services, and sells customer premise and private business exchange equipment.

The wireless segment includes the 60% proportional consolidation of Cingular results along with our wireless properties that were not contributed to Cingular. Results from Cingular’s operations are reported as equity in net income of affiliates in our Consolidated Financial Statements, however, for internal management purposes, we analyze Cingular’s results using proportional consolidation and therefore will discuss Cingular’s results on that basis for segment reporting.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Our international segment includes all investments with primarily international operations. The other segment includes all corporate operations and Ameritech Corporation’s (Ameritech) paging operations.

There were no items normalized for internal management purposes in the first three months of 2002.

Normalized results for 2001 exclude the following items from operating expenses:

  Pension settlement gains of $526 ($329 net of tax) in the first quarter related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $316 ($205 net of tax) in the first quarter related to impairment of our cable operations.

In the tables below, the Wireline, Wireless, Directory, International and Other columns represent the results of each such operating segment. The Elimination column (Elim.) reflects intercompany transactions that are eliminated upon consolidation and the elimination of 60% of our intercompany transactions with Cingular. The Cingular de-consolidation column removes the proportionally consolidated results of Cingular (reflected in the wireless segment) and includes these results in the equity in net income of affiliates line item.

Segment results, including a reconciliation to SBC consolidated results, for the three months ended March 31, 2002 and 2001 are as follows:

At March 31, 2002 or for the three months ended
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$9,773	$2,126	$673	$7	$68	$(19)	$12,628	$(2,106)	$-	$10,522
Intersegment revenues	8	-	26	-	9	(43)	-	-	-	-
Total operating revenues	9,781	2,126	699	7	77	(62)	12,628	(2,106)	-	10,522
Operations and support expenses	5,715	1,463	377	22	2	(62)	7,517	(1,437)	-	6,080
Depreciation and amortization expenses	2,099	288	8	-	33	-	2,428	(292)	-	2,136
Total operating expenses	7,814	1,751	385	22	35	(62)	9,945	(1,729)	-	8,216
Operating income	1,967	375	314	(15)	42	-	2,683	(377)	-	2,306
Interest expense	250	136	1	31	171	(169)	420	(70)	-	350
Interest income	4	7	1	1	241	(169)	85	57	-	142
Equity in net income of affiliates	-	(9)	-	209	3	-	203	234	-	437
Other income (expense) - net	1	(14)	-	86	(72)	-	1	14	-	15
Income before income taxes	1,722	223	314	250	43	-	2,552	(2)	-	2,550

Segment assets	68,601	14,288	2,415	9,824	54,562	(41,907)	N/A	(13,571)	N/A	94,212
Investment in equity method investees	119	1,487	26	8,577	3,642	-	N/A	(1,295)	N/A	12,556
Expenditures for additions to long-lived assets	1,756	273	1	-	8	-	N/A	(273)	N/A	1,765

At March 31, 2001 or for the three months ended
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$10,105	$2,031	$793	$61	$165	$(11)	$13,144	$(1,954)	$-	$11,190
Intersegment revenues	8	-	31	9	17	(65)	-	-	-	-
Total operating revenues	10,113	2,031	824	70	182	(76)	13,144	(1,954)	-	11,190
Operations and support expenses	6,007	1,455	440	71	83	(76)	7,980	(1,377)	(520)	6,083
Depreciation and amortization expenses	2,040	287	9	4	68	-	2,408	(270)	310	2,448
Total operating expenses	8,047	1,742	449	75	151	(76)	10,388	(1,647)	(210)	8,531
Operating income	2,066	289	375	(5)	31	-	2,756	(307)	210	2,659
Interest expense	345	142	-	1	260	(265)	483	(24)	-	459
Interest income	9	1	2	(4)	336	(265)	79	99	-	178
Equity in net income of affiliates	-	7	-	177	4	-	188	213	-	401
Other income (expense) - net	7	34	3	111	(19)	-	136	(30)	-	106
Income before income taxes	1,737	189	380	278	92	-	2,676	(1)	210	2,885

Segment assets	67,780	13,935	2,412	11,267	57,606	(44,009)	N/A	(11,666)	N/A	97,325
Investment in equity method investees	121	278	23	8,443	2,547	-	N/A	(13)	N/A	11,399
Expenditures for additions to long-lived assets	2,777	255	1	-	15	-	N/A	(241)	N/A	2,807

5. SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed certain outstanding debt securities of Pacific Bell Telephone Company (PacBell) and Southwestern Bell Telephone Company, which is now a wholly owned subsidiary of Southwestern Bell Texas Holdings, Inc. (SWBell). On December 30, 2001, Southwestern Bell Telephone Company merged with and into Southwestern Bell Texas Inc, and the survivor converted to Southwestern Bell Telephone L.P. SWBell holds a 99% limited partner interest in Southwestern Bell Telephone L.P. and a 100% interest in SWBT Texas LLC, the 1% owner and general partner of Southwestern Bell Telephone L.P.

In accordance with SEC rules, we are providing the following condensed consolidating financial information. The Parent column presents investments in all subsidiaries under the equity method of accounting. PacBell and SWBell are listed separately because each has securities that we have guaranteed that would otherwise require SEC periodic reporting. All other wholly owned subsidiaries are presented in the Other column. The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries.

Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,586	$2,821	$5,642	$(527)	$10,522
Total operating expenses	(3)	1,813	2,116	4,817	(527)	8,216
Operating Income	3	773	705	825	-	2,306
Interest expense	107	78	69	200	(104)	350
Equity in net income of affiliates	(250)	-	-	437	250	437
Royalty income (expense)	118	(103)	(118)	103	-	-
Other income (expense) - net	90	(1)	1	171	(104)	157
Income Before Income Taxes	(146)	591	519	1,336	250	2,550
Income taxes	(65)	239	187	479	-	840
Income Before Cumulative Effect of Accounting Change	(81)	352	332	857	250	1,710
Cumulative effect of accounting change, net of tax	-	-	-	(1,791)	-	(1,791)
Net Income (Loss)	$(81)	$352	$332	$(934)	$250	$(81)

Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,582	$2,901	$6,032	$(325)	$11,190
Total operating expenses	(35)	1,614	2,138	5,139	(325)	8,531
Operating Income	35	968	763	893	-	2,659
Interest expense	148	98	100	279	(166)	459
Equity in net income of affiliates	1,812	-	-	401	(1,812)	401
Royalty income (expense)	115	(102)	(115)	102	-	-
Other income (expense) - net	218	1	-	231	(166)	284
Income Before Income Taxes	2,032	769	548	1,348	(1,812)	2,885
Income taxes	178	310	202	331	-	1,021
Income Before Extraordinary Item	1,854	459	346	1,017	(1,812)	1,864
Extraordinary item, net of tax	-	-	-	(10)	-	(10)
Net Income	$1,854	$459	$346	$1,007	$(1,812)	$1,854

Condensed Consolidating Balance Sheets March 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$664	$11	$18	$137	$-	$830
Accounts receivable - net	3,174	1,915	1,852	12,730	(11,350)	8,321
Other current assets	300	403	853	1,185	-	2,741
Total current assets	4,138	2,329	2,723	14,052	(11,350)	11,892
Property, plant and equipment - net	116	13,428	15,438	20,587	-	49,569
Goodwill - net	-	-	-	1,656	-	1,656
Investments in equity affiliates	33,870	-	-	15,583	(36,897)	12,556
Other assets	8,075	2,492	321	7,938	(287)	18,539
Total Assets	$46,199	$18,249	$18,482	$59,816	$(48,534)	$94,212

Debt maturing within one year	$5,140	$2,489	$3,956	$7,580	$(10,676)	$8,489
Other current liabilities	1,037	3,179	3,237	5,805	(674)	12,584
Total current liabilities	6,177	5,668	7,193	13,385	(11,350)	21,073
Long-term debt	6,092	3,674	2,863	6,676	(243)	19,062
Postemployment benefit obligation	60	2,961	3,065	4,000	-	10,086
Other noncurrent liabilities	2,932	1,887	1,246	7,032	(44)	13,053
Total shareowners’ equity	30,938	4,059	4,115	28,723	(36,897)	30,938
Total Liabilities and Shareowners’ Equity	$46,199	$18,249	$18,482	$59,816	$(48,534)	$94,212

Condensed Consolidating Balance Sheets December 31, 2000
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$445	$4	$99	$155	$-	$703
Accounts receivable - net	4,238	2,223	1,919	13,524	(12,528)	9,376
Other current assets	304	381	838	978	-	2,501
Total current assets	4,987	2,608	2,856	14,657	(12,528)	12,580
Property, plant and equipment - net	118	13,522	15,588	20,599	-	49,827
Goodwill - net	-	-	-	3,577	-	3,577
Investments in equity affiliates	35,226	-	-	14,951	(38,210)	11,967
Other assets	8,140	2,382	428	11,141	(3,720)	18,371
Total Assets	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Debt maturing within one year	$8,094	$2,594	$3,914	$2,644	$(8,213)	$9,033
Other current liabilities	690	3,598	3,629	11,313	(4,315)	14,915
Total current liabilities	8,784	6,192	7,543	13,957	(12,528)	23,948
Long-term debt	4,137	3,673	2,868	10,125	(3,670)	17,133
Postemployment benefit obligation	57	2,860	2,996	3,926	-	9,839
Other noncurrent liabilities	3,002	1,816	1,369	6,774	(50)	12,911
Total shareowners’ equity	32,491	3,971	4,096	30,143	(38,210)	32,491
Total Liabilities and Shareowners’ Equity	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$2,618	$767	$654	$(3,307)	$1,530	$2,262
Net cash from investing activities	22	(390)	(459)	(1,257)	(4)	(2,088)
Net cash from financing activities	(2,421)	(370)	(276)	4,546	(1,526)	(47)
Net Increase (Decrease) in Cash	$219	$7	$(81)	$(18)	$-	$127

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$(1,286)	$410	$142	$5,888	$(3,204)	$1,950
Net cash from investing activities	1,450	(672)	(807)	(952)	87	(894)
Net cash from financing activities	(209)	272	627	(4,955)	3,117	(1,148)
Net Increase (Decrease) in Cash	$(45)	$10	$(38)	$(19)	$-	$(92)

6. SUBSEQUENT EVENT

On April 24, 2002, BCE Inc. (BCE), the 80% owner of Bell Canada, announced that it will cease further long-term funding to Teleglobe Inc. (Teleglobe). BCE will provide only short-term periodic funding to Teleglobe, on terms and conditions satisfactory to BCE, up to a maximum aggregate amount of between $100 and $125 so that Teleglobe can provide continuing customer service and fund other operations-related needs while it reviews its options for the future, including possible business combinations and restructuring. BCE stated that there could be no guarantee that Teleglobe will be successful in any of these efforts, and Teleglobe might have to consider a court-supervised proceeding. Our 20% equity interest in Bell Canada includes a minority ownership in Teleglobe, accounted for on the cost basis of accounting. We do not participate in decisions regarding Teleglobe. Decisions regarding Teleglobe are made by BCE, which directly and indirectly owns more than 95% of Teleglobe.

Concurrent with the April 24, 2002 announcement, BCE has informed us that the value of Teleglobe has declined significantly since December 31, 2001, but that they have not yet finalized the quantification of the decline. We anticipate that when the amount of the decline is finalized, Bell Canada will recognize the associated decline in value of its investment in Teleglobe. Our proportional share of Bell Canada’s investment in Teleglobe at December 31, 2001, was approximately $170.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Overview   Our financial results for the first three months of 2002 and 2001 are summarized as follows:

First Quarter

Percent
2002	2001	Change
Operating revenues	$10,522	$11,190	(6.0)%
Operating expenses	8,216	8,531	(3.7)
Operating income	2,306	2,659	(13.3)
Income before income taxes	2,550	2,885	(11.6)
Income before extraordinary item and cumulative effect of accounting change	1,710	1,864	(8.3)
Extraordinary item, net of tax	-	(10)	-
Cumulative effect of accounting change, net of tax	(1,791)	-	-
Net income (loss)	(81)	1,854	-

In the first quarter of 2002, we recorded a cumulative effect of accounting change related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). In the first quarter of 2001, we incurred an extraordinary loss related to the early redemption of $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS).

In addition, the first quarter of 2001 includes amortization expense related to goodwill and Federal Communications Commission (FCC) licenses, which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the first quarter of 2001 operating expenses by approximately $56, increased equity in net income of affiliates by $86, and increased income before extraordinary item and cumulative effect of accounting change by approximately $117, or $0.03 per share.

Our reported operating revenues and expenses were lower in the first quarter of 2002 due to several factors in addition to the above-noted FAS 142 effect, including: lower equipment sales in 2002, sales of nonstrategic assets during 2001 and changes in the timing of directory publications. Revenues were also lower due to the weak United States (U.S.) economy and increased competition, including the use of substitute communication technology, which also contributed to the decline in operating income.

For internal management reporting purposes, we exclude (i.e., normalize) one-time items from our results and analyze them separately. We had no normalizing items in the first quarter of 2002. The net effect of excluding the normalizing items from the first quarter of 2001 was to decrease net income by $125. In addition to the normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular Wireless (Cingular) in our normalized results. The proportional consolidation of Cingular changes our normalized revenues, expenses, operating income and nonoperating items, but does not change our net income. The following table summarizes our normalized results for the first quarter of 2002 and 2001.

Normalized Results
First Quarter

Percent
2002	2001	Change
Operating revenues	$12,628	$13,144	(3.9)%
Operating expenses	9,945	10,388	(4.3)
Operating income	2,683	2,756	(2.6)
Income before extraordinary item and cumulative effect of accounting change	1,710	1,739	(1.7)
Diluted earnings per share, before exraordinary item and cumulative effect of accounting change	0.51	0.51	-

Normalized results for 2001 exclude the following items from operating expenses:
  Pension settlement gains of $526 ($329 net of tax) in the first quarter related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $316 ($205 net of tax) in the first quarter related to impairment of our cable operations.

In addition, our normalized results for the first quarter of 2001 include amortization expense related to goodwill and FCC licenses which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the first quarter of 2001 normalized operating expenses by approximately $91, increased equity in net income of affiliates by $51, and increased income before extraordinary item and cumulative effect of accounting change by approximately $117, or $0.03 per share.

Excluding the impact of FAS 142, normalized operating revenues and expenses decreased in the first quarter of 2002 due to the same factors discussed above that impacted reported operating revenues and expenses. Operating expenses also decreased in the first quarter of 2002 primarily due to cost savings from employee reductions and favorable expense comparisons to 2001 now that we are beyond the first year of our launch of DSL and interLATA (Local Access and Transport Area) long distance services. The expense reduction was partially offset by an increase in our provision for uncollectible accounts due to the weak U.S. economic environment.

Excluding the FAS 142 impact, our diluted earnings per share, before extraordinary item and cumulative effect of accounting change would have declined 5.6%, while operating income would have declined 5.8%, during the same period. Our diluted earnings per share was favorably impacted by a decreasing effective tax rate and a decline in our weighted average common shares outstanding. However, this favorable impact was mostly offset by a decline in other income (expense) - net.

Segment Results

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, interest income, other income (expense) – net, income taxes, extraordinary item and cumulative effect of accounting change.

Wireline
Normalized Results
First Quarter

Percent
2002	2001	Change
Operating revenues
Local service	$5,423	$5,564	(2.5)%
Network access	2,606	2,603	0.1
Long distance service	719	738	(2.6)
Other	1,033	1,208	(14.5)
Total Operating Revenues	9,781	10,113	(3.3)
Operating expenses
Operations and support	5,715	6,007	(4.9)
Depreciation and amortization	2,099	2,040	2.9
Total Operating Expenses	7,814	8,047	(2.9)
Operating Income	1,967	2,066	(4.8)
Interest Expense	250	345	(27.5)
Other Income (Expense) - Net	5	16	(68.8)
Income Before Income Taxes	$1,722	$1,737	(0.9)%

Local service revenues decreased $141, or 2.5%, in the first quarter of 2002 primarily due to increased competition, weakness in the U.S. economy and substitution of wireless and high-speed access service for wireline services. These factors continue to contribute to our access-line decline of 3.6%, marking the fourth consecutive quarterly decline, and first-quarter access-line revenue decreased approximately $212 as compared to the first quarter of 2001. Revenue from data equipment sales decreased approximately $160 in the first quarter, due primarily to our decision to de-emphasize sales of low-margin equipment. Partially offsetting these revenue decreases, was an increase of approximately $178 in Internet-services data revenue, primarily related to DSL and our acquisition of Prodigy in late 2001. Wholesale revenues, which include unbundled network elements and resale services, increased approximately $49 in the first quarter. Vertical service revenue increased by approximately $12 in the first quarter, primarily due to the introduction of new products and vertical service packages.

Network access revenues increased $3, or 0.1%, in the first quarter of 2002. Revenues from data services such as certain of our high-capacity data transport services increased by approximately $55. Additionally, network access revenue increased by approximately $97, including a reversal of a previous accrual for refunds of the end user common line charge and price cap provision in Michigan. These revenue increases were partially offset by a decrease in demand for switched access, as evidenced by a 4.7% decline in minutes of use. Access rate impacts, which include reductions required by FCC rules, amounted to approximately $61. Additionally, collocation revenue declined by approximately $36 as a result of reduced demand by competitive local exchange carriers and other wholesale customers.

Long distance service revenues decreased $19, or 2.6%, in the first quarter of 2002. IntraLATA revenues decreased approximately $27 due to competitive losses resulting from dialing parity, $22 was as a result of competitive pricing actions in the Ameritech region and $14 was caused by lower minutes of use. Competition will continue to affect our intraLATA markets as we seek interLATA long distance approval in the remainder of our 13-state area. This intraLATA revenue decrease was partially offset by increases of approximately $15 due to increased wholesale transactions with Cingular and $11 resulting from a higher volume of calls that originate and terminate internationally. InterLATA revenues increased approximately $56 resulting from our 2001 entry into the Arkansas, Kansas, Missouri and Oklahoma long distance markets in addition to our previous entry into the Texas and Connecticut markets, offset by a decrease of $26 due to a decrease in toll demand.

Other operating revenues decreased $175, or 14.5%, in the first quarter of 2002. Equipment sales decreased approximately $51. Continued declines in the payphone business decreased other operating revenues by approximately $19. Price increases added revenue of approximately $16. The remainder of the decrease was primarily related to decreased sales of other miscellaneous products and services due to the weak U.S. economy and increased competition.

Operations and support expenses decreased $292, or 4.9%, in the first quarter of 2002. Costs associated with equipment sales and related network integration services decreased approximately $223 primarily due to our decision to de-emphasize low-margin equipment sales. Our continued work force reductions, which began in the first quarter of 2001 in response to the weak U.S. economy and increasing competitive pressures, decreased expenses approximately $161. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $135 as we responded to the current economic and competitive environment. Other employee-related expenses such as travel, training and conferences decreased approximately $73. We will continue to match force and other expense levels to revenue volumes. Reciprocal compensation expense decreased approximately $12 primarily due to lower rates, partially offset by growth in wireless and competitive local exchange carrier minutes of use on our network.

Our personnel benefit costs increased approximately $155 primarily due to a decreased asset base of our employee pension benefit plans from lower returns the past two years and previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year. Increased medical and prescription drug claim costs and the reduction in the discount rate used for determining our pension and postretirement projected benefit obligations also contributed to the increased personnel benefit costs in the first quarter of 2002. Our provision for uncollectible accounts continued to be higher than the prior-year period due to economic pressures, and increased approximately $113. In addition, the acquisition of Prodigy increased expenses approximately $28.

Depreciation and amortization expenses increased $59, or 2.9%, in the first quarter of 2002. Offsetting the increase was a reduction of approximately $42 as goodwill is no longer amortized in accordance with FAS 142 (see Note 1). The resulting increase was related to higher plant levels.

Wireless
Normalized Results
First Quarter

Percent
2002	2001	Change
Operating revenues
Subscriber revenues	$1,868	$1,688	10.7%
Other	258	343	(24.8)
Total Operating Revenues	2,126	2,031	4.7
Operating expenses
Operations and support	1,463	1,455	0.5
Depreciation and amortization	288	287	0.3
Total Operating Expenses	1,751	1,742	0.5
Operating Income	375	289	29.8
Interest Expense	136	142	(4.2)
Equity in Net Income of Affiliates	(9)	7	-
Other Income (Expense) - Net	(7)	35	-
Income Before Income Taxes	$223	$189	18.0%

We account for our 60% economic interest in Cingular under the equity method of accounting. However, we use proportional consolidation in order to evaluate the results of Cingular for internal management purposes. In the table above, Cingular’s proportional results are included along with the residual wireless properties we hold that have not been contributed.

Subscriber revenues increased $180, or 10.7%, in the first quarter of 2002. The increase was primarily related to Cingular’s focus on digital customer growth. Competitive pricing pressure was more than offset by Cingular’s initiatives to encourage customers to purchase higher access rate plans and increased minutes of use on their network. At March 31, 2002, Cingular had approximately 21,830,000 customers, with net customer additions during the first quarter of approximately 234,000. Customer additions for 2002 were lower than 2001 due to Cingular’s strategy of de-emphasizing less profitable prepaid, analog and reseller services and migrating the customer base to a higher percentage of contract digital subscribers.

Other revenues decreased $85, or 24.8%, in the first quarter of 2002. The decrease was due to a decline in roaming revenues from other carriers, reflecting the continued build-out of competitors’ networks, which resulted in fewer roaming minutes on Cingular’s network by their subscribers and lower negotiated rates with other carriers. Equipment revenues declined due to fewer new customers in the first three months of 2002 as compared to 2001 and increased equipment subsidies in 2002.

Operations and support expenses increased $8, or 0.5%, in the first quarter of 2002. The increase was primarily due to increased minutes of use on the network and increased long distance expenses. Long distance costs continue to increase as a result of more plans including long distance service for no additional charge. We expect future long distance costs to continue to increase as a result of the increased demand for these rate plans. These increased expenses were partially offset by a decrease in equipment costs caused by fewer new customers in the first quarter of 2002 as compared to 2001.

Depreciation and amortization expenses increased by $1, or 0.3%, in the first quarter of 2002. Amortization expense decreased approximately $49, as goodwill and FCC licenses are no longer amortized in accordance with FAS 142 (see Note 1). Higher plant levels offset this decrease.

Directory
Normalized Results
First Quarter

Percent
2002	2001	Change
Operating Revenues	$699	$824	(15.2)%
Operating expenses
Operations and support	377	440	(14.3)
Depreciation and amortization	8	9	(11.1)
Total Operating Expenses	385	449	(14.3)
Operating Income	314	375	(16.3)
Other Income (Expense) - Net	-	5	-
Income Before Income Taxes	$314	$380	(17.4)%

Operating revenues decreased $125, or 15.2%, in the first quarter of 2002, primarily related to a $122 net change in the timing of directory publications. Approximately $85 relates to changes in publication dates between the first and second quarter of 2002 that will be reflected as increased revenues in the second quarter of 2002. The remaining amount relates primarily to directories rescheduled from the first quarter of 2002 into 2001, net of extension revenues. The timing of these directory publications was changed for many reasons including in response to competitive pressures and to streamline and maximize the efficiency of the selling and publishing schedules. Absent these factors, demand for directory advertising services decreased approximately $3, reflecting increased competition and a weak U.S. economy.

Operations and support expenses decreased $63, or 14.3%, in the first quarter of 2002. Of this decrease, approximately $24 relates to the changes in publication dates between the first and second quarter of 2002, while $27 relates primarily to directories rescheduled from the first quarter of 2002 into 2001, net of extensions. The remaining expense decrease of approximately $12 is primarily related to lower employee-related expenses.

International
Normalized Results
First Quarter

Percent
2002	2001	Change
Operating Revenues	$7	$70	(90.0)%
Operating Expenses	22	75	(70.7)
Operating Income (Loss)	(15)	(5)	-
Interest Expense	31	1	-
Equity in Net Income of Affiliates	209	177	18.1
Other Income (Expense) - Net	87	107	(18.7)
Income Before Income Taxes	$250	$278	(10.1)%

Operating revenues decreased $63, or 90.0%, in the first quarter of 2002. The revenue decrease was primarily caused by the 2001 disposition of Ameritech Global Gateway Services (AGGS), our international long distance subsidiary. The remaining decrease was due to lower management fee revenues.

Operating expenses decreased $53, or 70.7%, in the first quarter of 2002. The expense decrease was due primarily to the disposition of AGGS mentioned above. Additionally, depreciation expense declined due to certain property, plant and equipment being fully depreciated during the first quarter of 2001.

Equity in net income of affiliates increased $32, or 18.1%, in the first quarter of 2002. The increase includes an increase of approximately $50 resulting from the January 1, 2002 adoption of FAS 142 which eliminated amortization of goodwill embedded in our investments in equity affiliates. The increase in equity in net income of affiliates also includes an increase of approximately $63 from Belgacom S.A. (Belgacom), related to a sale of a portion of its Netherlands wireless operations to an unaffiliated special purpose entity (SPE). The value of the SPE’s put option continues to be greater than the SPE’s debt that is guaranteed by Belgacom. Also contributing to the increase was TDC A/S’s (TDC) 2002 gain of approximately $24 associated with Belgacom’s sale of its Netherlands wireless operations, TDC’s 2001 restructuring charges of approximately $19, and $20 resulting from improved operating results on TDC’s international mobile operations. Offsetting these increases were restructuring charges of approximately $58 and the 2001 gain on sale of Sympatico-Lycos of approximately $49 at Bell Canada. Equity income from Teléfonos de Mexico, S.A. de C.V. also decreased approximately $42 due to lower earnings resulting from economic pressure and inclusion of higher U.S. GAAP (Generally Accepted Accounting Principles) adjustments in the prior-year quarter.

From July 1, 2002 through December 31, 2002, we have the option to sell all of our Bell Canada shares to BCE Inc. (BCE) for an unspecified combination of cash and debt at fair market value plus 25 percent. Similarly, BCE has the right to purchase our Bell Canada shares during the same time frame at the fair market value plus 25 percent. We currently do not know whether we or BCE will exercise our rights during that timeframe.

Other
Normalized Results
First Quarter

Percent
2002	2001	Change
Operating Revenues	$77	$182	(57.7)%
Operating Expenses	35	151	(76.8)
Operating Income	42	31	35.5
Interest Expense	171	260	(34.2)
Other Income (Expense) - Net	172	321	(46.4)
Income Before Income Taxes	$43	$92	(53.3)%

Our other segment results in the first quarter of 2002 primarily consist of corporate and other operations. The first quarter of 2001 includes the results of our Ameritech security monitoring operations prior to its sale in January 2001, and our Ameritech cable television operations prior to its sale in November 2001.

Consolidated Results

Interest expense decreased $109, or 23.7%, in the first quarter of 2002. Approximately one-half of the decrease was due to interest in 2001 that was accrued on payables of approximately $2,500 to Cingular that were netted with our notes receivable from Cingular in the second quarter of 2001. The remaining decrease was primarily related to lower composite rates.

Interest income decreased $36, or 20.2%, in the first quarter of 2002. The decrease was primarily related to lower income accrued on notes receivable from Cingular that were netted with notes payable to Cingular of approximately $2,500 in the second quarter of 2001. The income accrued from Cingular does not have a material impact on our net income because the interest income is mostly offset when we record our share of equity income in Cingular.

Other income (expense) -net decreased $91 from $106 in the first quarter of 2001 to $15 in the first quarter of 2002. The first quarter of 2002 included a gain of approximately $90 on the sale of Amdocs Limited (Amdocs) shares. The gain was partially offset by a charge of approximately $60 related to the reduction of the valuation of our investment in Williams Communications Group Inc. to zero and loss of approximately $15 on the sale of our webhosting operations.

The first quarter of 2001 included gains on the sale of investments of approximately $129, consisting of the sale of Amdocs shares and other investments. These gains were partially offset by minority interest and dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $21. Additionally, in the first quarter of 2001, we recognized expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of $575 from the related mark to market adjustment on the Amdocs shares, for a net expense of $6.

Income taxes decreased $181, or 17.7%, in the first quarter of 2002. Income taxes were lower due primarily to lower income and a decrease in our effective tax rate. Our effective tax rate for the first quarter of 2002 was 33.0% compared to 35.4% in the first quarter of 2001. This lower effective tax rate is primarily related to our adoption of FAS 142, which stops the non-deductible amortization of goodwill, and a decrease in the net tax rate for income from international operations after consideration of realizable foreign tax credits.

Extraordinary Item The first quarter of 2001 includes an extraordinary loss of $10, net of taxes of $4, related to the early redemption of approximately $500 of our TOPrS (see Note 1). The remaining $500 of the TOPrS were redeemed in the second quarter of 2001 leaving none outstanding at December 31, 2001.

Cumulative Effect of Accounting Change On January 1, 2002, we were required to adopt FAS 142. Adoption of FAS 142 means that we stop amortizing goodwill and at least annually, we must test the remaining book value of goodwill for impairment. Future impairments will be recorded in operating expenses (see Note 1). During the first quarter of 2002 we performed the initial impairment test of goodwill under FAS 142 and determined that goodwill related to our investment in Sterling Commerce, Inc. (Sterling) was impaired by $1,791 (see Note 1). Our international holdings and Cingular are currently conducting their analyses of their goodwill and other unamortizable intangibles. We expect that they will complete them later in the year. Any FAS 142 impairment resulting from these analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require restatement of the first quarter of 2002.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview Despite passage of the Telecommunications Act of 1996, the U.S. telecommunications industry, including DSL and other advanced services, continues, in many respects, to operate as a heavily regulated industry. The expected transition from an industry overseen by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has been slow. Our wireline subsidiaries remain subject to regulation by state regulatory commissions for intrastate services and by the FCC for interstate services. This continuing difficult and uncertain regulatory environment combined with the downturn in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business. A summary of significant first quarter 2002 regulatory developments follows.

Wireless Auction In March 2002, the FCC announced that it will return 85% of the auction deposits pertaining to the auction of licenses held by wireless companies that had previously filed for bankruptcy protection. In April 2002, Salmon PCS, an auction participant and a company Cingular has invested in, received a refund of approximately $358 and prepaid the same amount on the principal of their note payable to Cingular. The United States Supreme Court has agreed to review various issues regarding this auction and if the auction is upheld, participants will be responsible for payment of the total amount bid at auction. It is unclear how a resolution of these proceedings will affect Cingular.

California Marketing Proceeding In February 2002, the California Public Utilities Commission issued a decision on rehearing of its September 2001 ruling on our marketing practices in which it (1) reduced the penalties to $15 from $26, and (2) vacated the portions of the decision dealing with the cap on incentive compensation. We continue to believe this decision is unlawful on a number of grounds and have filed legal challenges to the decision.

Out-of-Region Competition In conjunction with the FCC’s approval of our acquisition of Ameritech Corporation, the FCC required us to enter 30 new markets across the country as a provider of local services by April 2002. As of March 31, 2002, we have entered all 30 markets. We are also required to satisfy additional service and collocation requirements in 14 of these markets, which we anticipate satisfying in accordance with various merger requirements. Failure to meet these FCC condition requirements could result in a payment of up to $36 for each of those 14 markets. Fulfillment of the remaining requirements is not expected to have a material effect on our results of operations or financial position.

OTHER BUSINESS MATTERS

New Accounting Standards On January 1, 2002, we were required to adopt Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and FAS 142. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Adoption of FAS 142 means that we stop amortizing goodwill, and at least annually test the remaining book value of goodwill for impairment. Future impairments will be recorded in operating expenses. During the first quarter of 2002 we performed the initial impairment test of goodwill under FAS 142 and determined that goodwill related to our investment in Sterling was impaired by $1,791 (see Note 1).

LIQUIDITY AND CAPITAL RESOURCES

We had $830 in cash and cash equivalents available at March 31, 2002. During the first three months of 2002 and 2001 our primary source of funds continued to be cash provided by operating activities. We have entered into agreements with several banks for committed lines of credit totaling $3,700, all of which may be used to support commercial paper borrowings. We had no borrowings outstanding under these lines of credit as of March 31, 2002.

Our commercial paper borrowings increased $539 during the first three months of 2002, and at March 31, 2002 totaled $6,578, of which $5,342 was due within 90 days and $1,236 was due thereafter. In the first quarter of 2002 SBC International initiated a commercial paper borrowing program in order to simplify intercompany borrowing arrangements. Our total commercial borrowings include borrowings under this program of $2,503 at March 31, 2002.

Our investing activities during the first three months of 2002 consisted of $1,765 in construction and capital expenditures, primarily in the wireline segment. Investing activities during the first three months of 2002 also include proceeds of $93 relating to the sale of Amdocs shares. Cash paid for asset acquisitions in 2002 include approximately $300 for our Yahoo! investment and $106 in payments to América Móvil for our purchase of a 50% non-controlling interest in Cellular Communications of Puerto Rico. We currently expect our capital spending for 2002 to be between $8,000 and $9,000, reflecting a previously announced reduction in order to reduce expenses in response to the U.S. economic decline and our lower revenue expectations.

Short-term borrowings with original maturities of three months or less decreased $705 due to the repayment of short-term notes and commercial paper. We also spent $593 on the repurchase of shares of our common stock under the repurchase plans announced in January 2000 and in November 2001. As of March 31, 2002, we had repurchased a total of approximately 113 million shares of our common stock of the 200 million shares authorized to be repurchased. Cash paid for dividends in the first thee months of 2002 was $860, approximately equal to the amount paid for the first three months of 2001. We expect cash paid for dividends to increase in 2002 due to the March 2002 announcement of a 5.4% increase in dividends.

During the first three months of 2002, we issued the following debt obligations:
  In February 2002, we issued approximately $1,000 of 10-year, 5.875%, global notes. Proceeds from this debt issuance were used for general corporate purposes.
  In March 2002, we issued approximately $1,000 of variable rate, one-year notes. The interest rate is based on the London Interbank Offer Rate (LIBOR). Proceeds from this debt issuance were used to refinance debt.

We did not redeem, prior to maturity, any debt obligations during the first three months of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2001.

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
  The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2002, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 3,330 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $35.52 to $38.50, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)	Exhibits

Exhibit 12	Computation of Ratios of Earnings to Fixed Charges

(b)	Reports on Form 8-K

On January 25, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed information that was announced in our January 25, 2002 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

May 3, 2002	/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
and Chief Financial Officer

Exhibit 12

SBC COMMUNICATIONS INC.
COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
Dollars in Millions

Three Months Ended March 31,	Year Ended December 31,
2002	2001	2001	2000	1999	1998	1997
Income Before Income Taxes, Extraordinary Items and Cumulative Effect of Accounting Changes*	$2,166	$3,101	$10,602	$12,367	$10,382	$11,859	$6,356
Add:	Interest Expense	350	459	1,599	1,592	1,430	1,605	1,550
	Dividends on Preferred Securities	2	21	57	118	118	114	98
	1/3 Rental Expense	53	49	266	252	236	228	202
Adjusted Earnings	$2,571	$3,630	$12,524	$14,329	$12,166	$13,806	$8,206

Total Interest Charges	$369	$489	$1,718	$1,693	$1,511	$1,691	$1,700
Dividends on Preferred Securities	2	21	57	118	118	114	98
1/3 Rental Expense	53	49	266	252	236	228	202
Adjusted Fixed Charges	$424	$559	$2,041	$2,063	$1,865	$2,033	$2,000

Ratio of Earnings to Fixed Charges	6.06	6.49	6.14	6.95	6.52	6.79	4.10

*Undistributed earnings on investments accounted for under the equity method have been excluded.