Form 10-K/A
period 2001-12-31
SBC COMMUNICATIONS INC
filed 2002-06-28
CIK 732717

FORM 10-K/A

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
Telephone Number 210-821-4105

SBC Communications Inc. hereby amends the following exhibits of its Annual Report for the year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

(1) Exhibit 99-a Annual Report on Form 11-K for the SBC Savings Plan for the year 2001.

(2) Exhibit 99-b Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 2001.

(3) Exhibit 99-c Annual Report on Form 11-K for the Ameritech Savings and Security Plan for Non-Salaried Employees for the year 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 2002.

SBC COMMUNICATIONS INC. By /s/ Randall Stephenson (Randall Stephenson Senior Executive Vice President and Chief Financial Officer)

June 28, 2002