Form 10-Q
period 2002-06-30
SBC COMMUNICATIONS INC
filed 2002-08-12
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

At June 30, 2002, 3,325,083,647 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
Three months ended June 30,	Six months ended June 30,
2002	2001	2002	2001
Operating Revenues
Voice	$6,282	$6,800	$12,635	$13,485
Data	2,425	2,420	4,816	4,769
Wireless subscriber	-	62	-	116
Long-distance voice	588	628	1,179	1,290
Directory advertising	1,067	947	1,772	1,777
Other	481	620	963	1,230
Total operating revenues	10,843	11,477	21,365	22,667
Operating Expenses
Operations and support	6,430	6,226	12,510	12,309
Depreciation and amortization	2,156	2,174	4,292	4,622
Total operating expenses	8,586	8,400	16,802	16,931
Operating Income	2,257	3,077	4,563	5,736
Other Income (Expense)
Interest expense	(340)	(425)	(690)	(884)
Interest income	148	193	290	371
Equity in net income of affiliates	450	541	887	942
Other income (expense) - net	210	(164)	225	(58)
Total other income (expense)	468	145	712	371
Income Before Income Taxes	2,725	3,222	5,275	6,107
Income taxes	880	1,143	1,720	2,164
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	1,845	2,079	3,555	3,943
Extraordinary item, net of tax	-	(8)	-	(18)
Cumulative effect of accounting change, net of tax	-	-	(1,810)	-
Net Income	$1,845	$2,071	$1,745	$3,925

Earnings Per Common Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.55	$0.62	$1.06	$1.17
Net Income	$0.55	$0.62	$0.52	$1.16
Earnings Per Common Share-Assuming Dilution:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.55	$0.61	$1.06	$1.16
Net Income	$0.55	$0.61	$0.52	$1.15
Weighted Average Number of Common Shares Outstanding (in millions)	3,333	3,367	3,340	3,372
Dividends Declared Per Common Share	$0.27	$0.25625	$0.54	$0.5125

See Notes to Consolidated Financial Statements.
SBC COMMUNCIATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
June 30, 2002	December 31, 2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$543	$703
Accounts receivable - net of allowances for uncollectibles of $1,415 and $1,254	8,475	9,376
Receivable from Bell Canada	917	-
Prepaid expenses	837	932
Deferred income taxes	775	713
Other current assets	781	856
Total current assets	12,328	12,580
Property, plant and equipment - at cost	129,982	127,524
Less: accumulated depreciation and amortization	80,712	77,697
Property, Plant and Equipment - Net	49,270	49,827
Goodwill - Net	1,658	3,577
Investments in Equity Affiliates	9,610	11,967
Notes Receivable From Cingular Wireless	5,905	5,924
Other Assets	15,555	12,447
Total Assets	$94,326	$96,322

Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year	$7,742	$9,033
Accounts payable and accrued liabilities	9,642	11,459
Accrued taxes	2,505	2,598
Dividends payable	896	858
Total current liabilities	20,785	23,948
Long-Term Debt	18,057	17,133
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	9,381	8,578
Postemployment benefit obligation	10,264	9,839
Unamortized investment tax credits	257	274
Other noncurrent liabilities	3,854	4,059
Total deferred credits and other noncurrent liabilities	23,756	22,750
Shareowners’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	11,896	11,992
Retained earnings	22,088	22,138
Treasury shares (at cost)	(4,447)	(3,482)
Accumulated other comprehensive loss	(1,242)	(1,590)
Total shareowners’ equity	31,728	32,491
Total Liabilities and Shareowners’ Equity	$94,326	$96,322

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
Six months ended June 30,
2002	2001
Operating Activities
Net income	$1,745	$3,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,292	4,622
Undistributed earnings from investments in equity affiliates	(685)	(224)
Provision for uncollectible accounts	794	575
Amortization of investment tax credits	(17)	(31)
Deferred income tax expense	647	648
Gain on sales of investments	(297)	(224)
Extraordinary item, net of tax	-	18
Cumulative effect of accounting change, net of tax	1,810	-
Changes in operating assets and liabilities:
Accounts receivable	107	336
Other current assets	170	(431)
Accounts payable and accrued liabilities	(1,886)	(2,003)
Other - net	(47)	(634)
Total adjustments	4,888	2,652
Net Cash Provided by Operating Activities	6,633	6,577
Investing Activities
Construction and capital expenditures	(3,496)	(5,744)
Return of investments in affiliates - net	119	1,512
Proceeds from short-term investments	-	510
Dispositions	280	339
Acquisitions	(406)	-
Net Cash Used in Investing Activities	(3,503)	(3,383)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	337	(853)
Issuance of other short-term borrowings	4,461	2,688
Repayment of other short-term borrowings	(5,840)	(2,237)
Issuance of long-term debt	993	3,724
Repayment of long-term debt	(352)	(2,415)
Early redemption of corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(1,000)
Purchase of treasury shares	(1,223)	(1,465)
Issuance of treasury shares	97	132
Issuance of preferred shares of subsidiaries	-	(60)
Dividends paid	(1,762)	(1,727)
Other	(1)	25
Net Cash Used in Financing Activities	(3,290)	(3,188)
Net increase (decrease) in cash and cash equivalants	(160)	6
Cash and cash equivalents beginning of year	703	643
Cash and Cash Equivalents End of Period	$543	$649

Cash paid during the six months ended June 30 for:
Interest	$801	$861
Income taxes, net of refunds	$1,120	$1,330

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars in millions
(Unaudited)
Six months ended June 30, 2002
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year	$11,992
Issuance of shares	(120)
Other	24
Balance at end of period	$11,896

Retained Earnings
Balance at beginning of year	$22,138
Net income ($0.52 per share)	1,745
Dividends to shareowners ($0.54 per share)	(1,799)
Other	4
Balance at end of period	$22,088

Treasury Shares
Balance at beginning of year	(79)	$(3,482)
Purchase of shares	(35)	(1,223)
Issuance of shares	6	258
Balance at end of period	(108)	$(4,447)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(1,590)
Other comprehensive income (see Note 3)	348
Balance at end of period	$(1,242)

See Notes to Consolidated Financial Statements.

SELECTED FINANCIAL AND OPERATING DATA

At June 30, or for the six months then ended:	2002	2001
Debt ratio	44.8%	46.4%
Network access lines in service (000)	58,255	60,578
Wholesale lines (000)	4,400	3,147
Access minutes of use (000,000)	135,676	142,738
Cingular Wireless customers * (000)	22,183	21,218
Number of employees #	186,030	216,600

*Amounts represent 100% of the customers of Cingular Wireless (Cingular). The 2001 amount also includes the customers of Cellular Communications of Puerto Rico, which was contributed by us to Cingular in September 2001.
# The prior year employee count includes approximately 16,000 employees that became Cingular employees on or before December 31, 2001.

SBC COMMUNICATIONS INC.
JUNE 30, 2002

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

In the second quarter of 2002, we identified a misclassification on our March 31, 2002 Consolidated Balance Sheet of $750 of debt maturing within one year as long-term debt. The $750 of debt matures in February 2003. The amounts are appropriately classified on our June 30, 2002 and December 31, 2001 Consolidated Balance Sheets.

Revenue Recognition - Revenues and associated expenses related to nonrefundable, up-front activation fees are deferred and recognized over the average customer life of five years. Expenses, though exceeding revenue, are only deferred to the extent of revenue.

Certain revenues derived from local telephone, long-distance and wireless services are billed monthly in advance and are recognized the following month when services are provided. Other revenues derived from telecommunications services, principally network access, long-distance and wireless airtime usage, are recognized monthly as services are provided.

We recognize revenues and expenses related to publishing directories on the “issue basis” method of accounting, which recognizes the revenues and expenses at the time the related directory is published. The issue basis method is generally followed in the publishing industry. A change in the timing of the publication of a directory could change the period in which the related revenues and expenses will be recognized. These changes can have a material effect on quarterly revenues.

In the second quarter of 2002, we began reporting product-based revenue categories. The new categories, voice, data and long-distance voice provide a simpler, clearer presentation of our revenues that is more closely aligned with how we currently manage the business.

Extraordinary Item - The second quarter of 2001 includes an extraordinary loss of $8 ($14 pre-tax, with taxes of $6) related to the early redemption of $500 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS). The first six months of 2001 includes an extraordinary loss of $18 ($28 pre-tax, with taxes of $10) relating to the early redemption of approximately $1,000 of our TOPrS, leaving none outstanding at December 31, 2001.

Cumulative Effect of Accounting Change - On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption of FAS 142 means that we stop amortizing goodwill, and at least annually test the remaining book value of goodwill for impairment. Any future impairments will be recorded in operating expenses.

During the second quarter of 2002, Cingular completed its analysis of the impact of adopting FAS 142. They determined that an impairment existed. Our portion of Cingular’s impairment was $19, with no income tax effect. As required by FAS 142, we recorded this amount retroactive to January 1, 2002. As a result, we changed our first quarter 2002 net loss from a net loss of $81, or $0.02 per share, to a net loss of $100, or $0.03 per share.

During the first quarter of 2002, in accordance with FAS 142, we completed our analysis of Sterling Commerce Inc. (Sterling), which is included in our wireline segment. This process included obtaining an independent appraisal of the fair value of Sterling as a whole and of its individual assets. Fair value was determined from the same cash flow forecasts used in December 2001 for the evaluation of Sterling’s carrying value under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (FAS 121), which was the accounting rule for impairment of goodwill that preceded FAS 142 and was effective through December 31, 2001. The valuation was then benchmarked against other guideline companies; however, because of its diversity in the e-commerce industry, Sterling has no truly comparable public companies. The valuation methodology required by FAS 142 is different than that required by FAS 121, in that it is more likely to result in an impairment because it requires the discounting of forecasted cash flows as compared to the undiscounted cash flow valuation method under FAS 121.

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

Our international holdings are currently analyzing the value of their goodwill and other unamortizable intangibles under FAS 142. We expect that our international holdings will complete their analysis later in the year. Any FAS 142 impairment resulting from these analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require us to change the first quarter of 2002 results.

As required by FAS 142, the following table shows our 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill and Federal Communications Commission (FCC) wireless licenses. The amortization of these FCC licenses is included in the equity method amortization line since these amounts were recorded by Cingular, a joint venture accounted for under the equity method.

Three months ended June 30,	Six months ended June 30,
2002	2001	2002	2001
Income before extraordinary item and cumulative effect of accounting change - as reported	$1,845	$2,079	$3,555	$3,943
Add back: Goodwill amortization, net of tax	-	51	-	105
Add back: Equity method amortization, net of tax	-	64	-	127
Income before extraordinary item and cumulative effect of accounting change - as adjusted	$1,845	$2,194	$3,555	$4,175

Net income - as reported	$1,845	$2,071	$1,745	$3,925
Add back: Goodwill amortization, net of tax	-	51	-	105
Add back: Equity method amortization, net of tax	-	64	-	127
Net income - as adjusted	$1,845	$2,186	$1,745	$4,157

Basic earnings per share:
Net income - as reported	$0.55	$0.62	$0.52	$1.16
Goodwill amortization	-	0.01	-	0.03
Equity method amortization	-	0.02	-	0.04
Net income - as adjusted	$0.55	$0.65	$0.52	$1.23

Diluted earnings per share:
Net income - as reported	$0.55	$0.61	$0.52	$1.15
Goodwill amortization	-	0.01	-	0.03
Equity method amortization	-	0.02	-	0.04
Net income - as adjusted	$0.55	$0.64	$0.52	$1.22

The changes in the carrying amount of goodwill as reported on our Consolidated Balance Sheets for the six months ended June 30, 2002, are as follows:

Wireline Segment	All Other	Total
Balance, December 31, 2001	$3,027	$550	$3,577
FAS 142 impairment	(1,791)	-	(1,791)
Deferred taxes adjustment	(140)	-	(140)
Other	21	(9)	12
Balance, June 30, 2002	$1,117	$541	$1,658

For our reported results, the FAS 142 impairment recorded by Cingular is not shown in the table above but reduces the investment in equity affiliates line item on our Consolidated Balance Sheets.

Employee Stock Options - We are considering changing the way we measure compensation cost for our stock-based compensation plans under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). We currently use the intrinsic value-based method of accounting which results in no compensation cost being recognized in our Consolidated Statements of Income when options are issued at market value on date of issuance.

2. DISPOSITION

In June 2002, we entered into an agreement to redeem a portion of our ownership in Bell Canada Holdings Inc. (Bell Canada), representing approximately 4% of the company, for an $873 short-term note, resulting in a pre-tax gain of approximately $148. Under the terms of the agreement, on July 15, 2002 when we received the proceeds from the short-term note, we purchased approximately 9 million shares of BCE, Inc. (BCE), the majority shareholder of Bell Canada, for approximately 250 Canadian dollars (CAD) ($164 at July 15, 2002 exchange rates). The resale of these shares is restricted for a period of nine months from the date of issue. We have also entered into an agreement that gives us the right to sell to BCE our remaining interest in Bell Canada, representing approximately 16% of the company, for a one-month period beginning on January 3, 2003. The same agreement also gives BCE the right to purchase our remaining interest for a one-month period beginning October 15, 2002. BCE has indicated that it is likely to exercise its right.

The agreement specifies a price of 4,990 CAD ($3,285 at June 30, 2002 exchange rates) to be paid by BCE with 1,548 CAD in cash and the remainder in a combination of cash, notes and BCE stock. The market price of BCE shares on June 30, 2002 was 26.39 CAD per share.

Upon the sale of our remaining interest in Bell Canada, BCE has the right to redeem notes held by us, at face value, for 314 CAD ($207 at June 30, 2002 exchange rates), plus accrued interest. Otherwise, the notes will mature on December 31, 2004. Our carrying value of the notes at June 30, 2002 was approximately $180.

In May 2002, a BCE employee replaced our employee as Chief Financial Officer of Bell Canada. Our removal from significant influence on day-to-day operations and the progression of negotiations to sell our interest in Bell Canada required us to change our accounting for Bell Canada to the cost method from the equity method. With this change, the value of our investment is now reflected in the “Other Assets” line on our Consolidated Balance Sheet.

In July 2002, BCE announced an impairment to the value of Teleglobe Inc., a BCE subsidiary in which Bell Canada has an ownership interest. As the agreed upon disposition proceeds exceed our carrying value, as described above, no valuation adjustments are required to our remaining investment in Bell Canada.

3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2002 and 2001 include net income and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Canada and Denmark in 2002 and 2001.

The line item “Reclassification adjustment for loss included in deferred revenue” reflects the other than temporary decline of approximately $23 ($14 net of tax) in the value of marketable securities we received as payment of future rents. We have determined that this decline in the value of these marketable securities should reduce the amount of deferred revenue we recorded when we originally received these marketable securities as payment. Future rent revenues will also be reduced.

Following is our comprehensive income:

Three months ended June 30,	Six months ended June 30,
2002	2001	2002	2001
Net income	$1,845	$2,071	$1,745	$3,925
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	412	56	388	(182)
Net unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities	(33)	(29)	(61)	(52)
Reclassification adjustment for (gain) loss included in net income	7	4	7	4
Reclassification adjustment for loss included in deferred revenue	14	-	14	-
Net unrealized gain (loss) on securities	(12)	(25)	(40)	(48)
Other comprehensive income (loss)	400	31	348	(230)
Total comprehensive income	$2,245	$2,102	$2,093	$3,695

4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item and cumulative effect of accounting change for the three and six months ended June 30, 2002 and 2001 is shown in the table below.

Three months ended June 30,	Six months ended June 30,
2002	2001	2002	2001
Numerators
Numerator for basic earnings per share: Income before extraordinary item and cumulative effect of accounting change	$1,845	$2,079	$3,555	$3,943
Dilutive potential common shares: Other stock-based compensation	1	1	3	2
Numerator for diluted earnings per share	$1,846	$2,080	$3,558	$3,945

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,333	3,367	3,340	3,372
Dilutive potential common shares: Stock options	10	20	12	24
Other stock-based compensation	9	8	9	8
Denominator for diluted earnings per share	3,352	3,395	3,361	3,404

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.55	$0.62	$1.06	$1.17
Extraordinary item	-	-	-	(0.01)
Cumulative effect of accounting change	-	-	(0.54)	-
Net income	$0.55	$0.62	$0.52	$1.16

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.55	$0.61	$1.06	$1.16
Extraordinary item	-	-	-	(0.01)
Cumulative effect of accounting change	-	-	(0.54)	-
Net income	$0.55	$0.61	$0.52	$1.15

At June 30, 2002 there were issued options to purchase approximately 237 million shares of SBC common stock. Of this total amount of options outstanding, the exercise prices of options to purchase 182 million shares in the second quarter and 162 million shares for the first six months exceeded the average market price of SBC stock during the specified periods. Accordingly, we did not include these latter two amounts in determining the dilutive potential common shares for the specified periods. At June 30, 2001, we had issued options to purchase approximately 191 million SBC shares, of which 84 million shares in the second quarter and 49 million shares for the first six months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We evaluate performance based on income before income taxes adjusted for normalizing (e.g., special) items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local and long-distance voice, switched access, messaging service, and data.

The wireless segment includes the 60% proportional consolidation of Cingular’s results along with our wireless properties that were not contributed to Cingular. Results from Cingular’s operations are reported as equity in net income of affiliates in our Consolidated Financial Statements, however, for internal management purposes, we analyze Cingular’s results using proportional consolidation and therefore will discuss Cingular’s results on that basis for segment reporting.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations.

Normalized results for 2002 excluded the following special items:

  Combined charges of $228 ($152 net of tax) in the second quarter and for the first six months (recorded in operating expenses) for enhanced pension benefits and severance costs related to a force-reduction program.
  A charge of $101 ($68 net of tax) in the second quarter and for the first six months (recorded in equity in net income of affiliates) representing our proportionate share of restructuring costs at Belgacom S.A. These costs were primarily related to a force-reduction initiative.
  A gain of $148 ($118 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) on the redemption of a portion of our interest in Bell Canada.
  Additional bad debt reserves of $125 ($84 net of tax) in the second quarter and for the first six months (recorded in operating expenses) as a result of the July 2002 WorldCom, Inc. (WorldCom) bankruptcy filing.

Normalized results for 2001 excluded the following special items:

  Pension settlement gains of $314 ($189 net of tax) in the second quarter and $839 ($519 net of tax) for the first six months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $401 ($261 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) related to valuation adjustments of Williams Communications Group Inc. and certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.
  Reduction of a valuation allowance of $120 ($78 net of tax) in the second quarter and for the first six months (recorded in other income (expense) net) on a note receivable related to the sale of Ameritech’s SecurityLink business. The note was collected in July 2001.
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

Segment results, including a reconciliation to SBC consolidated results, for the three and six months ended June 30, 2002 and 2001 are as follows:

For the three months ended June 30, 2002
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$9,730	$2,249	$1,033	$10	$71	$(43)	$13,050	$(2,207)	$-	$10,843
Intersegment revenues	7	-	23	-	4	(34)	-	-	-	-
Total operating revenues	9,737	2,249	1,056	10	75	(77)	13,050	(2,207)	-	10,843
Operations and support expenses	5,633	1,546	432	18	26	(77)	7,578	(1,501)	353	6,430
Depreciation and amortization expenses	2,119	306	8	-	32	-	2,465	(309)	-	2,156
Total operating expenses	7,752	1,852	440	18	58	(77)	10,043	(1,810)	353	8,586
Operating income	1,985	397	616	(8)	17	-	3,007	(397)	(353)	2,257
Interest expense	259	133	1	7	163	(155)	408	(68)	-	340
Interest income	19	5	(1)	2	216	(155)	86	62	-	148
Equity in net income of affiliates	-	(1)	-	307	3	-	309	242	(101)	450
Other income (expense) - net	(1)	(27)	4	68	(7)	-	37	25	148	210
Income before income taxes	1,744	241	618	362	66	-	3,031	-	(306)	2,725

At June 30, 2002 or for the six months ended
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$19,503	$4,375	$1,706	$17	$139	$(62)	$25,678	$(4,313)	$-	$21,365
Intersegment revenues	15	-	49	-	13	(77)	-	-	-	-
Total operating revenues	19,518	4,375	1,755	17	152	(139)	25,678	(4,313)	-	21,365
Operations and support expenses	11,348	3,009	809	40	28	(139)	15,095	(2,938)	353	12,510
Depreciation and amortization expenses	4,218	594	16	-	65	-	4,893	(601)	-	4,292
Total operating expenses	15,566	3,603	825	40	93	(139)	19,988	(3,539)	353	16,802
Operating income	3,952	772	930	(23)	59	-	5,690	(774)	(353)	4,563
Interest expense	509	269	2	38	334	(324)	828	(138)	-	690
Interest income	23	12	-	3	457	(324)	171	119	-	290
Equity in net income of affiliates	-	(10)	-	516	6	-	512	476	(101)	887
Other income (expense) - net	-	(41)	4	154	(79)	-	38	39	148	225
Income before income taxes	3,466	464	932	612	109	-	5,583	(2)	(306)	5,275

Segment assets	68,349	14,334	2,400	10,276	53,762	(41,176)	N/A	(13,619)	N/A	94,326
Investment in equity method investees	120	1,399	24	5,412	3,864	-	N/A	(1,209)	N/A	9,610
Expenditures for additions to long-lived assets	3,468	817	4	-	24	-	N/A	(817)	N/A	3,496

For the three months ended June 30, 2001
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$10,326	$2,192	$915	$43	$122	$(12)	$13,586	$(2,109)	$-	$11,477
Intersegment revenues	8	-	22	12	13	(55)	-	-	-	-
Total operating revenues	10,334	2,192	937	55	135	(67)	13,586	(2,109)	-	11,477
Operations and support expenses	5,970	1,439	393	68	108	(67)	7,911	(1,370)	(315)	6,226
Depreciation and amortization expenses	2,094	312	9	(1)	45	-	2,459	(285)	-	2,174
Total operating expenses	8,064	1,751	402	67	153	(67)	10,370	(1,655)	(315)	8,400
Operating income	2,270	441	535	(12)	(18)	-	3,216	(454)	315	3,077
Interest expense	311	142	2	9	250	(267)	447	(22)	-	425
Interest income	13	-	3	(6)	349	(267)	92	101	-	193
Equity in net income of affiliates	-	4	-	220	3	-	227	314	-	541
Other income (expense) - net	(6)	(14)	1	126	(6)	-	101	16	(281)	(164)
Income before income taxes	1,966	289	537	319	78	-	3,189	(1)	34	3,222

At June 30, 2001 or for the six months ended
Wireline	Wireless	Directory	International	Other	Elim.	Normalized Results	Cingular De-consolidation	Normalizing Adjustments	As Reported
Revenues from external customers	$20,431	$4,223	$1,708	$104	$287	$(23)	$26,730	$(4,063)	$-	$22,667
Intersegment revenues	16	-	53	21	30	(120)	-	-	-	-
Total operating revenues	20,447	4,223	1,761	125	317	(143)	26,730	(4,063)	-	22,667
Operations and support expenses	11,977	2,894	833	139	191	(143)	15,891	(2,747)	(835)	12,309
Depreciation and amortization expenses	4,134	599	18	3	113	-	4,867	(555)	310	4,622
Total operating expenses	16,111	3,493	851	142	304	(143)	20,758	(3,302)	(525)	16,931
Operating income	4,336	730	910	(17)	13	-	5,972	(761)	525	5,736
Interest expense	656	284	2	10	510	(532)	930	(46)	-	884
Interest income	22	1	5	(10)	685	(532)	171	200	-	371
Equity in net income of affiliates	-	11	-	397	7	-	415	527	-	942
Other income (expense) - net	1	20	4	237	(25)	-	237	(14)	(281)	(58)
Income before income taxes	3,703	478	917	597	170	-	5,865	(2)	244	6,107

Segment assets	69,103	14,303	2,329	11,277	56,448	(45,501)	N/A	(12,025)	N/A	95,934
Investment in equity method investees	121	278	20	8,458	2,894	-	N/A	(14)	N/A	11,757
Expenditures for additions to long-lived assets	5,665	644	2	-	40	-	N/A	(607)	N/A	5,744

6. SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed certain outstanding debt securities of Pacific Bell Telephone Company (PacBell) and Southwestern Bell Telephone L.P. (SBLP), which is now a wholly owned subsidiary of Southwestern Bell Texas Holdings, Inc. (SWBell). On December 30, 2001, Southwestern Bell Telephone Company merged with and into Southwestern Bell Texas, Inc. and the survivor converted to SBLP. SWBell holds a 99% limited partner interest in SBLP and a 100% interest in SWBT Texas LLC, the 1% owner and general partner of SBLP.

In accordance with SEC rules, we are providing the following condensed consolidating financial information. The Parent column presents investments in all subsidiaries under the equity method of accounting. We have listed PacBell and SWBell separately because we have guaranteed securities that are legal obligations of PacBell and SWBell that would otherwise require SEC periodic reporting. All other wholly owned subsidiaries are presented in the Other column. The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries.

Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,598	$2,857	$6,009	$(621)	$10,843
Total operating expenses	(6)	1,970	2,228	5,015	(621)	8,586
Operating Income	6	628	629	994	-	2,257
Interest expense	98	78	69	184	(89)	340
Equity in net income of affiliates	1,709	-	-	450	(1,709)	450
Royalty income (expense)	-	(104)	(118)	222	-	-
Other income (expense) - net	168	2	14	263	(89)	358
Income Before Income Taxes	1,785	448	456	1,745	(1,709)	2,725
Income taxes	(60)	184	165	591	-	880
Net Income	$1,845	$264	$291	$1,154	$(1,709)	$1,845

Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,613	$2,856	$6,379	$(371)	$11,477
Total operating expenses	53	1,713	2,063	4,942	(371)	8,400
Operating Income	(53)	900	793	1,437	-	3,077
Interest expense	135	94	101	261	(166)	425
Equity in net income of affiliates	2,134	-	-	541	(2,134)	541
Royalty income (expense)	115	(101)	(115)	101	-	-
Other income (expense) - net	(175)	(1)	2	369	(166)	29
Income Before Income Taxes	1,886	704	579	2,187	(2,134)	3,222
Income taxes	(185)	284	215	829	-	1,143
Income Before Extraordinary Item	2,071	420	364	1,358	(2,134)	2,079
Extraordinary item, net of tax	-	-	-	(8)	-	(8)
Net Income	$2,071	$420	$364	$1,350	$(2,134)	$2,071

Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$5,184	$5,678	$11,651	$(1,148)	$21,365
Total operating expenses	(9)	3,783	4,344	9,832	(1,148)	16,802
Operating Income	9	1,401	1,334	1,819	-	4,563
Interest expense	205	156	138	384	(193)	690
Equity in net income of affiliates	1,440	-	-	887	(1,440)	887
Royalty income (expense)	118	(207)	(236)	325	-	-
Other income (expense) - net	258	1	15	434	(193)	515
Income Before Income Taxes	1,620	1,039	975	3,081	(1,440)	5,275
Income taxes	(125)	423	352	1,070	-	1,720
Income Before Cumulative Effect of Accounting Change	1,745	616	623	2,011	(1,440)	3,555
Cumulative effect of accounting change, net of tax	-	-	-	(1,810)	-	(1,810)
Net Income	$1,745	$616	$623	$201	$(1,440)	$1,745

Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$5,195	$5,757	$12,411	$(696)	$22,667
Total operating expenses	18	3,327	4,201	10,081	(696)	16,931
Operating Income	(18)	1,868	1,556	2,330	-	5,736
Interest expense	283	192	201	540	(332)	884
Equity in net income of affiliates	3,946	-	-	942	(3,946)	942
Royalty income (expense)	230	(203)	(230)	203	-	-
Other income (expense) - net	43	-	2	600	(332)	313
Income Before Income Taxes	3,918	1,473	1,127	3,535	(3,946)	6,107
Income taxes	(7)	594	417	1,160	-	2,164
Income Before Extraordinary Item	3,925	879	710	2,375	(3,946)	3,943
Extraordinary item, net of tax	-	-	-	(18)	-	(18)
Net Income	$3,925	$879	$710	$2,357	$(3,946)	$3,925

Condensed Consolidating Balance Sheets June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$362	$2	$32	$147	$-	$543
Accounts receivable - net	1,521	2,017	1,918	13,112	(9,176)	9,392
Other current assets	337	369	678	1,009	-	2,393
Total current assets	2,220	2,388	2,628	14,268	(9,176)	12,328
Property, plant and equipment - net	120	13,316	15,226	20,608	-	49,270
Goodwill - net	-	-	-	1,658	-	1,658
Investments in equity affiliates	34,718	-	-	12,941	(38,049)	9,610
Other assets	8,141	2,493	331	10,777	(282)	21,460
Total Assets	$45,199	$18,197	$18,185	$60,252	$(47,507)	$94,326

Debt maturing within one year	$3,079	$2,397	$3,532	$8,368	$(9,634)	$7,742
Other current liabilities	1,122	3,199	3,291	4,973	458	13,043
Total current liabilities	4,201	5,596	6,823	13,341	(9,176)	20,785
Long-term debt	6,094	3,675	2,863	5,664	(239)	18,057
Postemployment benefit obligation	51	3,000	3,128	4,085	-	10,264
Other noncurrent liabilities	3,125	1,954	1,297	7,159	(43)	13,492
Total shareowners’ equity	31,728	3,972	4,074	30,003	(38,049)	31,728
Total Liabilities and Shareowners’ Equity	$45,199	$18,197	$18,185	$60,252	$(47,507)	$94,326

Condensed Consolidating Balance Sheets December 31, 2000
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$445	$4	$99	$155	$-	$703
Accounts receivable - net	4,238	2,223	1,919	13,524	(12,528)	9,376
Other current assets	304	381	838	978	-	2,501
Total current assets	4,987	2,608	2,856	14,657	(12,528)	12,580
Property, plant and equipment - net	118	13,522	15,588	20,599	-	49,827
Goodwill - net	-	-	-	3,577	-	3,577
Investments in equity affiliates	35,226	-	-	14,951	(38,210)	11,967
Other assets	8,140	2,382	428	11,141	(3,720)	18,371
Total Assets	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Debt maturing within one year	$8,094	$2,594	$3,914	$2,644	$(8,213)	$9,033
Other current liabilities	690	3,598	3,629	11,313	(4,315)	14,915
Total current liabilities	8,784	6,192	7,543	13,957	(12,528)	23,948
Long-term debt	4,137	3,673	2,868	10,125	(3,670)	17,133
Postemployment benefit obligation	57	2,860	2,996	3,926	-	9,839
Other noncurrent liabilities	3,002	1,816	1,369	6,774	(50)	12,911
Total shareowners’ equity	32,491	3,971	4,096	30,143	(38,210)	32,491
Total Liabilities and Shareowners’ Equity	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$5,851	$1,565	$1,819	$2,433	$(5,035)	$6,633
Net cash from investing activities	15	(753)	(854)	(2,722)	811	(3,503)
Net cash from financing activities	(5,949)	(814)	(1,032)	281	4,224	(3,290)
Net Increase (Decrease) in Cash	$(83)	$(2)	$(67)	$(8)	$-	$(160)

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$(261)	$1,476	$1,017	$6,986	$(2,641)	$6,577
Net cash from investing activities	1,445	(1,272)	(1,641)	(2,389)	474	(3,383)
Net cash from financing activities	(1,273)	(182)	597	(4,497)	2,167	(3,188)
Net Increase (Decrease) in Cash	$(89)	$22	$(27)	$100	$-	$6

7. RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $5,905 at June 30, 2002 and $5,924 at December 31, 2001. We earned $110 and $219 in the second quarter and for the first six months of 2002, and $112 and $220 in the second quarter and for the first six months of 2001 of interest income on these advances. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $54 in the second quarter and $104 for the first six months of 2002, and $20 in the second quarter and $38 for the first six months of 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a Note in this section refers to the accompanying Notes to Consolidated Financial Statements.

Overview Our financial results in the second quarter and for the first six months of 2002 and 2001 are summarized as follows:

Second Quarter	Six-Month Period

Percent	Percent
2002	2001	Change	2002	2001	Change
Operating revenues	$10,843	$11,477	(5.5)%	$21,365	$22,667	(5.7)%
Operating expenses	8,586	8,400	2.2	16,802	16,931	(0.8)
Operating income	2,257	3,077	(26.6)	4,563	5,736	(20.4)
Income before income taxes	2,725	3,222	(15.4)	5,275	6,107	(13.6)
Income before extraordinary item and cumulative effect of accounting change	1,845	2,079	(11.3)	3,555	3,943	(9.8)
Extraordinary item, net of tax[1]	-	(8)	-	-	(18)	-
Cumulative effect of accounting change, net of tax[2]	-	-	-	(1,810)	-	-
Net Income	1,845	2,071	(10.9)%	1,745	3,925	(55.5)%

1   In the second quarter and for the first six months of 2001, we incurred an extraordinary loss related to the early redemption of $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS).
2   In the first quarter of 2002, we recorded a cumulative effect of accounting change related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). As required by FAS 142, this first quarter amount was increased by $19, net of tax, related to Cingular Wireless’ (Cingular) adoption of FAS 142 in the second quarter of 2002.

Our reported operating revenues were lower in the second quarter of 2002 primarily due to the weak United States (U.S.) economy and increased competition, including a significant increase in Unbundled Network Element-Platform (UNE-P) based competition, which also contributed to the decline in operating income. See Regulatory and Competitive Environment sections for further discussion of UNE-P. Reported revenues were also lower due to sales of nonstrategic assets during 2001, partially offset by changes in the timing of directory publications. Our reported operating expenses increased in the second quarter due to a force-reduction charge and additional reserves for bad debt as a result of the July 2002 WorldCom, Inc. (WorldCom) bankruptcy filing, both of which are described below, partially offset by the FAS 142 effect noted below. As a result, our operating income declined 26.6% in the second quarter, and excluding the FAS 142 impact, our operating income would have declined 27.9%.

The second quarter and first six months of 2001 include amortization expense related to goodwill and Federal Communications Commission (FCC) wireless licenses, which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the second quarter and first six months of 2001 operating expenses by approximately $54 and $110, increased equity in net income of affiliates by approximately $88 and $174, and increased income before extraordinary item and cumulative effect of accounting change by approximately $115 and $232, or $0.04 and $0.07 per share.

Results Before Special Items

For internal management reporting purposes, we exclude (i.e., normalize) special items from our results and analyze them separately. The net effect of excluding the normalizing items was to increase net income by $186 in the second quarter and for the first six months of 2002, and to decrease net income by $6 in the second quarter and $131 for the first six months of 2001. In addition to the normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular in our normalized results. The proportional consolidation of Cingular changes our normalized revenues, expenses, operating income and nonoperating items, but does not change our net income. The following table summarizes our normalized results for the second quarter and first six months of 2002 and 2001.

Second Quarter	Six-Month Period

Percent	Percent
2002	2001	Change	2002	2001	Change
Operating revenues	$13,050	$13,586	(3.9)%	$25,678	$26,730	(3.9)%
Operating expenses	10,043	10,370	(3.2)	19,988	20,758	(3.7)
Operating income	3,007	3,216	(6.5)	5,690	5,972	(4.7)
Income before income taxes	3,031	3,189	(5.0)	5,583	5,865	(4.8)
Income before extraordinary item and cumulative effect of accounting change	2,031	2,073	(2.0)	3,741	3,812	(1.9)
Extraordinary item, net of tax	-	(8)	-	-	(18)	-
Cumulative effect of accounting change, net of tax	-	-	-	(1,810)	-	-
Net Income	2,031	2,065	(1.6)%	1,931	3,794	(49.1)%

Normalized results for 2002 excluded the following special items:

  Combined charges of $228 ($152 net of tax) in the second quarter and for the first six months (recorded in operating expenses) for enhanced pension benefits and severance costs related to a force-reduction program.
  A charge of $101 ($68 net of tax) in the second quarter and for the first six months (recorded in equity in net income of affiliates) representing our proportionate share of restructuring costs at Belgacom S.A. (Belgacom). These costs were primarily related to a force-reduction initiative.
  A gain of $148 ($118 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) on the redemption of a portion of our interest in Bell Canada.
  Additional bad debt reserves of $125 ($84 net of tax) in the second quarter and for the first six months (recorded in operating expenses) as a result of the July 2002 WorldCom bankruptcy filing.

Normalized results for 2001 excluded the following special items:

  Pension settlement gains of $314 ($189 net of tax) in the second quarter and $839 ($519 net of tax) for the first six months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program.
  Combined charges of $401 ($261 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) related to valuation adjustments of Williams Communications Group Inc. (Williams) and certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.
  Reduction of a valuation allowance of $120 ($78 net of tax) in the second quarter and for the first six months (recorded in other income (expense) - net) on a note receivable related to the sale of Ameritech Corporation’s (Ameritech) SecurityLink business. The note was collected in July 2001.
  Combined charges of $316 (205 net of tax) for the first six months (recorded in operating expenses) related to impairment of our cable operations.

In addition, our normalized results in the second quarter and for the first six months of 2001 include amortization expense related to goodwill and FCC licenses which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the second quarter and first six months of 2001 normalized operating expenses by approximately $87 and $178, increased equity in net income of affiliates by approximately $55 and $106, and increased income before extraordinary item and cumulative effect of accounting change by approximately $115 and $232, or $0.03 and $0.07 per share.

Normalized operating revenues decreased in the second quarter of 2002 due to the same factors that impacted reported operating revenues, partially offset by an increase in our proportionate share of Cingular’s revenues. Normalized operating expenses decreased in the second quarter of 2002 primarily due to cost savings from employee reductions and the FAS 142 effect noted above.

Excluding the FAS 142 impact, our normalized diluted earnings per share, before extraordinary item and cumulative effect of accounting change in the second quarter and for the first six months of 2002 would have declined 4.7% and 6.7%, while normalized operating income would have declined 9.0% and 7.5%, in the same periods. Our normalized diluted earnings per share was favorably impacted by a decreasing effective tax rate and a decline in our weighted average common shares outstanding.

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

Wireline
Normalized Results
Second Quarter	Six-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating revenues
Voice	$6,275	$6,795	(7.7)%	$12,621	$13,476	(6.3)%
Data	2,425	2,420	0.2	4,816	4,769	1.0
Long-distance voice	588	601	(2.2)	1,179	1,218	(3.2)
Other	449	518	(13.3)	902	984	(8.3)
Total Operating Revenues	9,737	10,334	(5.8)	19,518	20,447	(4.5)
Operating expenses
Operations and support	5,633	5,970	(5.6)	11,348	11,977	(5.3)
Depreciation and amortization	2,119	2,094	1.2	4,218	4,134	2.0
Total Operating Expenses	7,752	8,064	(3.9)	15,566	16,111	(3.4)
Operating Income	1,985	2,270	(12.6)	3,952	4,336	(8.9)
Interest Expense	259	311	(16.7)	509	656	(22.4)
Other Income (Expense) - Net	18	7	-	23	23	-
Income Before Income Taxes	$1,744	$1,966	(11.3)%	$3,466	$3,703	(6.4)%

In the second quarter of 2002, we began reporting product-based revenue categories for this segment. The new categories, voice, data and long-distance voice, provide a simpler, clearer presentation of our revenues that is more closely aligned with how we currently manage the business.

Voice revenues decreased $520, or 7.7%, in the second quarter and $855, or 6.3%, for the first six months of 2002 primarily due to the weak U.S. economy, increased competition, particularly related to UNE-P and an adverse regulatory environment (see Regulatory and Competitive Environment for further discussion of UNE-P), and substitution of wireless and high-speed access service for wireline services. Our retail consumer and business access lines decreased by 5.9% and 6.6% respectively, and our total access lines declined by 3.8%, marking the fifth consecutive quarterly decline. We expect this decline to continue until there is an economic recovery and regulatory relief. These continued access-line declines caused revenue to decline approximately $266 in the second quarter and $482 for the first six months. Revenues from equipment sales declined by approximately $81 in the second quarter and $174 for the first six months and continued declines in the payphone business decreased revenue by approximately $26 in the second quarter and $55 for the first six months. In addition to the decreases in demand, revenues also decreased related to pricing factors, including the impact of the July 2000 Coalition for Affordable Local and Long-Distance Service (CALLS) price-cap order, which decreased revenue by approximately $28 in the second quarter and $67 for the first six months. Revenue also decreased by approximately $159 in the second quarter and $128 for the first six months of 2002 due to June 2001 Illinois legislation that caused an increase in 2001 revenues.

Partially offsetting these decreases, revenues increased approximately $47 in the second quarter and for the first six months related to the Texas Rate Reclassification discussed below in Competitive and Regulatory Environment. This is an accrual for previously earned revenue we expect to collect in future periods. Vertical services revenues were largely flat, as decreases in demand were roughly equal to increases in pricing; this resulted in a net decrease of approximately $6 in the second quarter and a net increase of approximately $11 for the first six months.

Data revenues increased $5, or 0.2%, in the second quarter and $47, or 1.0%, for the first six months of 2002, primarily driven by our data-transport revenues, which increased 7.5% in the second quarter and 8.2% for the first six months. Overall data growth was slowed due to the weak U.S. economy and, in particular, by cutbacks at internet service providers and wholesale (long-distance and competitive local service providers) customers. The major component of the data-transport revenue increase was demand for DSL, our broadband internet-access service, which increased revenues by approximately $100 in the second quarter and $192 for the first six months. DSL lines increased to approximately 1,728,000, as compared to 1,037,000 at the end of the second quarter 2001. Demand for other data-transport offerings, which include high-capacity services such as DS3s and SONET (a dedicated high-speed solution for multi-site businesses), increased approximately $61 in the second quarter and $166 for the first six months.

The increases in data-transport revenues were partially offset by the impact of CALLS, which decreased revenue by approximately $22 in the second quarter and $44 for the first six months and volume-related pricing incentives and other pricing initiatives which decreased revenue by approximately $25 for the first six months. Revenues from network integration and data equipment sales decreased approximately $180 in the second quarter and $358 for the first six months due to third-quarter 2001 efforts to de-emphasize low-margin equipment sales. Partially offsetting this decline was a net increase in revenue of approximately $50 in the second quarter and $120 for the first six months from our e-commerce offerings, primarily due to our acquisition of Prodigy in late 2001.

Long-distance voice revenues decreased $13, or 2.2%, in the second quarter and $39, or 3.2%, for the first six months of 2002. Retail intraLATA revenues decreased approximately $96 in the second quarter and $182 for the first six months. This intraLATA revenue decrease was caused by a decline in minutes of use of approximately 19.0% in the second quarter and 16.7% for the first six months, which decreased revenues by approximately $39 and $62 respectively. Competitive pricing actions in the Ameritech region of approximately $19 in the second quarter and $41 for the first six months, and access line losses of approximately $20 in the second quarter and $42 for the first six months also contributed to the intraLATA revenue decrease. As we have already opened our markets to competition, which is a requirement to gain approval to offer interLATA long-distance in our entire 13-state area, we anticipate that we will experience further losses in intraLATA revenues. Offsetting the intraLATA revenue decline, retail interLATA revenues increased approximately $50 in the second quarter and $95 for the first six months, resulting from our 2001 entries into the Arkansas, Kansas, Missouri and Oklahoma long-distance markets in addition to our previous entries into the Texas and Connecticut markets.

Also included in long-distance voice revenues were wholesale long-distance services associated with a 2002 related-party agreement with Cingular. The increase of this wholesale long-distance revenue offset the decrease in our total long-distance voice revenue by approximately $32 in the second quarter and $48 for the first six months. Excluding the revenues generated from our agreement with Cingular, long-distance voice revenues decreased approximately $45 in the second quarter and $87 for the first six months.

Other operating revenues decreased $69, or 13.3%, in the second quarter and $82, or 8.3%, for the first six months of 2002. Demand for directory and operator assistance, carrier billing and collection, and other miscellaneous products and services decreased approximately $76 in the second quarter and $121 for the first six months. Partially offsetting these decreases in demand, price increases added revenue of approximately $33 in the second quarter and $50 for the first six months.

Operations and support expenses decreased $337, or 5.6%, in the second quarter and $629, or 5.3%, for the first six months of 2002. Costs associated with equipment sales and related network integration services decreased approximately $247 in the second quarter and $470 for the first six months primarily due to third-quarter 2001 efforts to de-emphasize low-margin equipment sales. Our continued work force reductions, which began in the first quarter of 2001 in response to the weak U.S. economy and increasing competitive pressures, decreased expenses approximately $137 in the second quarter and $298 for the first six months. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $104 in the second quarter and $239 for the first six months as we responded to the current economic and competitive environment. Other employee-related expenses such as travel, training and conferences decreased approximately $35 in the second quarter and $108 for the first six months. We will continue to match force and other expense levels to revenue volumes. Reciprocal compensation expense increased slightly in the second quarter but was flat for the first six months primarily due to lower rates, partially offset by growth in wireless and competitive local exchange carrier minutes of use on our network. Approximately $110 of the decrease in the second quarter and for the first six months was due to one-time implementation expenses incurred related to the passage of Illinois legislation in the second quarter of 2001.

Our personnel benefit costs increased approximately $289 in the second quarter and $444 for the first six months primarily due to a decreased asset base of our employee pension benefit plans from lower investment returns the past two years and previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year. Increased medical and prescription drug claim costs and the reduction in the discount rate used for determining our pension and postretirement projected benefit obligations also contributed to the increased personnel benefit costs in the second quarter and for the first six months of 2002. Our provision for uncollectible accounts decreased approximately $39 in the second quarter, but increased approximately $74 for the first six months of 2002. In addition, the acquisition of Prodigy increased expenses approximately $35 in the second quarter and $63 for the first six months.

Depreciation and amortization expenses increased $25, or 1.2%, in the second quarter and $84, or 2.0%, for the first six months of 2002. The increases have slowed as we have reduced our capital expenditures during the past twelve months. Offsetting the increase was a reduction of approximately $39 in the second quarter and $81 for the first six months as goodwill is no longer amortized in accordance with FAS 142 (see Note 1).

Wireless
Normalized Results
Second Quarter	Six-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating revenues
Subscriber revenue	$1,959	$1,850	5.9%	$3,827	$3,538	8.2%
Other	290	342	(15.2)	548	685	(20.0)
Total Operating Revenues	2,249	2,192	2.6	4,375	4,223	3.6
Operating expenses
Operations and support	1,546	1,439	7.4	3,009	2,894	4.0
Depreciation and amortization	306	312	(1.9)	594	599	(0.8)
Total Operating Expenses	1,852	1,751	5.8	3,603	3,493	3.1
Operating Income	397	441	(10.0)	772	730	5.8
Interest Expense	133	142	(6.3)	269	284	(5.3)
Equity in Net Income of Affiliates	(1)	4	-	(10)	11	-
Other Income (Expense) - Net	(22)	(14)	57.1	(29)	21	-
Income Before Income Taxes	$241	$289	(16.6)%	$464	$478	(2.9)%

We account for our 60% economic interest in Cingular under the equity method of accounting in our Consolidated Financial Statements. However, in the table above we use proportional consolidation in order to evaluate the results of Cingular for internal management purposes. We also include our proportionate share of depreciation and amortization expense from the Cingular-VoiceStream Wireless Corporation (VoiceStream) network sharing agreement, which Cingular accounts for on the equity method of accounting. The table above also includes our residual wireless properties that we hold which have not been contributed to Cingular.

Subscriber revenues increased $109, or 5.9%, in the second quarter and $289, or 8.2%, for the first six months of 2002. The increase was primarily related to the increase in the number of subscribers and Cingular’s continued focus on direct digital post-paid customer growth. Competitive pricing pressure was more than offset by Cingular’s initiatives to encourage customers to purchase higher access rate plans and increased minutes of use on their network. Also contributing to increased revenues were handset guaranty premiums paid by customers to Cingular’s captive insurance subsidiary. At June 30, 2002, Cingular had approximately 22,183,000 customers, with net customer additions of approximately 353,000 in the second quarter and 587,000 for the first six months. Customer additions for 2002 were lower than 2001 due to Cingular’s strategy of de-emphasizing less profitable prepaid, analog and reseller services and migrating the customer base to a higher percentage of contract digital subscribers.

Other revenues decreased $52, or 15.2%, in the second quarter and $137, or 20.0%, for the first six months of 2002. The decrease was due to a decline in roaming revenues from other carriers, reflecting the continued build-out of competitors’ networks, which resulted in fewer roaming minutes on Cingular’s network by their subscribers and lower negotiated rates with other carriers. Roaming revenues were further decreased by the inclusion of free roaming in the national rate plans. Equipment revenues declined due to the elimination of handset sales to third party insurance companies who, prior to 2002, administered Cingular’s handset guaranty program. This decline was largely offset by an increase in subscriber revenues due to customers now paying handset guaranty premiums directly to Cingular, and as a result of lower equipment revenues because of fewer gross customer additions and equipment subsidies in 2002.

Operations and support expenses increased $107, or 7.4%, in the second quarter and $115, or 4.0%, for the first six months of 2002. The increase was due to higher customer acquisition costs, increased advertising and commission expenses, higher billing and system development costs, and increased costs associated with the second quarter 2002 launch of service in the New York City market. Long-distance and roaming costs continue to increase as a result of more plans including these services for no additional charge. Cingular expects future long-distance and roaming costs to continue to increase as a result of the increased demand for these rate plans.

Depreciation and amortization expenses decreased $6, or 1.9%, in the second quarter and $5, or 0.8%, for the first six months of 2002. Amortization expense decreased approximately $48 in the second quarter and $97 for the first six months, as goodwill and FCC licenses are no longer amortized in accordance with FAS 142 (see Note 1). Higher plant levels virtually offset this decrease.

Directory
Normalized Results
Second Quarter	Six-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$1,056	$937	12.7%	$1,755	$1,761	(0.3)%
Operating expenses
Operations and support	432	393	9.9	809	833	(2.9)
Depreciation and amortization	8	9	(11.1)	16	18	(11.1)
Total Operating Expenses	440	402	9.5	825	851	(3.1)
Operating Income	616	535	15.1	930	910	2.2
Other Income (Expense) - Net	2	2	-	2	7	(71.4)
Income Before Income Taxes	$618	$537	15.1%	$932	$917	1.6%

Operating revenues increased $119, or 12.7%, in the second quarter and decreased $6, or 0.3%, for the first six months of 2002. The increased revenues in the second quarter primarily related to a net change of approximately $116 in the timing of directory publications. Approximately $85 of the increase relates to a shift in publication dates from the first to the second quarter of 2002. The remaining amount related primarily to net extension revenues, partially offset by directories scheduled to be published in the third quarter of 2002, as opposed to the second quarter in the prior year. The timing of these directory publication dates was changed for various reasons, including responses to competitive pressures and to streamline and maximize the efficiency of the selling and publishing schedules. Absent these factors, demand for directory advertising services was flat in the second quarter and for the first six months, reflecting increased competition and a weak U.S. economy.

Operations and support expenses increased $39, or 9.9%, in the second quarter and decreased $23, or 2.8%, for the first six months of 2002. Of the increase in the quarter, approximately $24 related to the changes in publication dates between the first and second quarter of 2002. Absent lower benefit costs and sales and use tax expenses in the second quarter of 2001, operating expenses would have been flat in the second quarter. The decrease for the first six months of 2002 is primarily related to directories scheduled to be published in the third quarter of 2002, as opposed to the second quarter in the prior year.

International
Normalized Results
Second Quarter	Six-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$10	$55	(81.8)%	$17	$125	(86.4)%
Operating Expenses	18	67	(73.1)	40	142	(71.8)
Operating Income (Loss)	(8)	(12)	33.3	(23)	(17)	35.3
Interest Expense	7	9	22.2	38	10	-
Equity in Net Income of Affiliates	307	220	39.5	516	397	30.0
Other Income (Expense) - Net	70	120	(41.7)	157	227	(30.8)
Income Before Income Taxes	$362	$319	13.5%	$612	$597	2.5%

Operating revenues decreased $45, or 81.8%, in the second quarter and $108, or 86.4%, for the first six months of 2002. The revenue decrease was primarily caused by the September 2001 disposition of Ameritech Global Gateway Services (AGGS), our international long-distance subsidiary. The remaining decrease was due to lower management fee revenues.

Operating expenses decreased $49, or 73.1%, in the second quarter and $102, or 71.8%, for the first six months of 2002. The expense decrease was due primarily to the disposition of AGGS, as mentioned above.

Equity in net income of affiliates increased $87, or 39.5%, in the second quarter and $119, or 30.0%, for the first six months of 2002. The increase includes approximately $55 in the second quarter and $106 for the first six months resulting from the January 1, 2002 adoption of FAS 142, which eliminated the amortization of goodwill embedded in our investments in equity affiliates.

The increase in equity in net income of affiliates also includes an increase of approximately $58 in the second quarter and $145 for the first six months from Belgacom’s sale of a portion of its Netherlands wireless operations to an unaffiliated special purpose entity (SPE). As part of the transaction, the SPE has the right to put the investment to a subsidiary of Deutsche Telekom A. G. at a price that is greater than the amount guaranteed. The value of this put option continues to be greater than the SPE’s debt that is guaranteed by Belgacom. Additionally, the merger between Belgacom France and LDCOM Networks contributed a gain of approximately $16 in the second quarter and for the first six months.

The increase in equity in net income of affiliates for the first six months was also due to improved operating results of approximately $20 from the international mobile operations at TDC A/S (TDC), Denmark’s primary communications operator. Additionally, TDC’s portion of a gain of approximately $7 associated with the merger of Belgacom France with LDCOM Networks and TDC’s 2001 restructuring charges of approximately $19 contributed to the increase.

Another factor contributing to the increase in equity in net income of affiliates was a gain of approximately $27 in the second quarter and for the first six months from Bell Canada’s second-quarter 2002 sale of a portion of Telebec. Offsetting this increase were decreases for the first six months of approximately $49 due to Bell Canada’s one-time gain in 2001 on its sale of Sympatico-Lycos and 2002 restructuring charges taken by Bell Canada of approximately $58. Our equity income from Bell Canada was also lower in the second quarter and for the first six months of 2002, as a result of our May 2002, change from the equity method to the cost method of accounting for that investment. Our removal from day-to-day management and the progression of negotiations to sell our interest in Bell Canada required us to make this change (see Note 2).

Further reducing the increases in equity in net income of affiliates was a decrease in equity income from Teléfonos de Mexico, S.A. de C.V. (Telmex) of approximately $18 in the second quarter and $55 for the first six months due to unfavorable exchange rates realized by Telmex and the inclusion of higher U.S. GAAP (Generally Accepted Accounting Principles) adjustments in the prior-year; and a decrease of approximately $53 in the second quarter and for the first six months resulting from Cegetel S.A’s, a French holding company that offers both mobile and fixed line services, second-quarter 2001 gain on the sale of AOL France.

Other
Normalized Results
Second Quarter	Six-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$75	$135	(44.4)%	$152	$317	(52.1)%
Operating Expenses	58	153	(62.1)	93	304	(69.4)
Operating Income (Loss)	17	(18)	-	59	13	-
Interest Expense	163	250	(34.8)	334	510	(34.5)
Other Income (Expense) - Net	212	346	(38.7)	384	667	(42.4)
Income Before Income Taxes	$66	$78	(15.4)%	$109	$170	(35.9)%

Our other segment results in the second quarter and for the first six months of 2002 primarily consist of corporate and other operations. The second quarter and the first six months of 2001 primarily include the results of our Ameritech cable television operations prior to its November 2001 sale.

Consolidated Results

Interest expense decreased $85, or 20.0%, in the second quarter and $194, or 21.9%, for the first six months of 2002. Approximately one-half of the decrease was due to interest accrued in 2001 on payables of approximately $2,500 to Cingular. These payables were netted with our notes receivable from Cingular late in the second quarter of 2001. The remaining decrease was primarily related to lower composite rates on commercial paper.

Interest income decreased $45, or 23.3%, in the second quarter and $81, or 21.8%, for the first six months of 2002. The decrease was primarily related to lower income accrued on notes receivable from Cingular that were netted with notes payable to Cingular which is discussed in Interest Expense. The income accrued from Cingular does not have a material impact on our net income because the interest income is mostly offset when we record our share of equity income in Cingular.

Other income (expense) - net includes items that we normalized as previously described in the Overview section. These normalizing items totaled $173 in the second quarter and $187 for the first six months of 2002, and $265 in the second quarter and $295 for the first six months of 2001. In addition to those items, results in the second quarter and the first six months of 2002 included gains on the sale of investments of approximately $59 and $149, consisting of the sale of shares of Telmex, América Móvil S.A. de C.V. (América Móvil) and Amdocs Limited (Amdocs). These gains were partially offset by charges of approximately $12 in the second quarter and for the first six months related to the permanent declines in the value of cost investments and $75 for the first six months related to the decrease in value of our investment in Williams and a loss on the sale of our webhosting operations.

The second quarter and first six months of 2001 included gains on the sale of investments of approximately $95 and $224, consisting of the sale of Amdocs shares and other investments. These gains were partially offset by minority interest and dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $26 in the second quarter and $47 for the first six months of 2001. The second quarter also included gains of approximately $46 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense. Additionally, in the first six months of 2001, we recognized an expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of approximately $575 from the related mark to market adjustment on the Amdocs shares, for a net expense of $6.

Income taxes decreased $263, or 23.0%, in the second quarter and $444, or 20.5%, for the first six months of 2002 and reflect the tax effect of normalizing items previously described in the Overview section. Income taxes were lower due primarily to lower income and a decrease in our effective tax rate. Our effective tax rate was 32.3% in the second quarter and 32.6% for the first six months in 2002, as compared to 35.5% in the second quarter and 35.4% for the first six months of 2001. This lower effective tax rate is primarily related to lower state taxes, increased realization of foreign tax credits and adoption of FAS 142, which eliminates the amortization of goodwill.

Extraordinary Item The second quarter of 2001 includes an extraordinary loss of $8, ($14 pre-tax, with taxes of $6) related to the early redemption of approximately $500 of our TOPrS. The first six months of 2001 includes an extraordinary loss of $18, ($28 pre-tax, with taxes of $10) related to the early redemption of approximately $1,000 of our TOPrS. See Note 1.

Cumulative Effect of Accounting Change On January 1, 2002, we adopted FAS 142. Adoption of FAS 142 means that we stop amortizing goodwill and at least annually, we must test the remaining book value of goodwill for impairment. Any future impairments will be recorded in operating expenses. During the first quarter of 2002 we performed the initial impairment test of goodwill under FAS 142 and determined that goodwill related to our investment in Sterling Commerce Inc. (Sterling) was impaired by $1,791. During the second quarter of 2002, Cingular completed their analyses of their goodwill and other unamortizable intangibles under FAS 142. They determined that an impairment existed. Our portion of the impairment was $19. As a result, our first-quarter 2002 net loss was changed from a net loss of $81, or $0.02 per share, to a net loss of $100, or $0.03 per share. We expect that our international holdings will complete their analysis later in the year. Any FAS 142 impairment resulting from that analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require us to change the first quarter of 2002 results. See Note 1.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview Passage of the Telecommunications Act of 1996 was intended to deregulate U.S. telecommunications markets. Despite passage of this Act, the telecommunications industry, particularly incumbent local exchange carriers such as our wireline subsidiaries, and advanced services including DSL, continue to operate under heavy regulation. The expected transition from an industry extensively regulated by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has not occurred as anticipated. Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the FCC for interstate services. For example, certain state commissions, including those in California, Illinois, Michigan, Ohio and Indiana, have significantly lowered the rates we are allowed to charge competitors for leasing parts of our network (unbundled network elements, or UNEs). When UNEs are combined by incumbent local exchange carriers into a complete set capable of providing total local service to a customer, then they are referred to as an UNE-Platform, (UNE-P). These mandated rates, which are below our cost, are resulting in increased competition in some states, particularly for the most profitable customers, and significantly contributing to continuing declines in our access-line revenues and profitability. If this trend were to continue, we could experience additional and more significant declines in access-line revenues, which, in turn, could reduce returns on our invested capital and compel us to further reduce capital expenditures and employee levels.

This continuing difficult and uncertain regulatory environment combined with the downturn in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business. A summary of significant second quarter 2002 regulatory developments follows.

Interconnection In May 2002, the United States Supreme Court (Supreme Court) upheld FCC UNE pricing rules that govern the rates incumbent local exchange carriers, such as our wireline subsidiaries, charge competitors for interconnection and for leasing portions of the incumbents’ telephone networks. The FCC rules require incumbents to charge competitors rates based on lower, hypothetical costs that competitors would incur for building a new, most efficient telephone network rather than on incumbents’ historical, incurred costs, which are higher. The Supreme Court also upheld FCC rules requiring incumbents to perform the functions necessary to combine unbundled network elements for competitors when they are unable to perform the combination themselves or unaware that they need to combine elements to provide a telecommunications service.

Unbundled Network Elements/Line Sharing In May 2002, the United States Court of Appeals for the District of Columbia (Court of Appeals) granted petitions filed by several incumbents, including our wireline subsidiaries, and the United States Telecom Association to remand and vacate the FCC’s UNE Remand and Line Sharing Orders. The UNE Remand Order expanded the definition of UNEs and required incumbents, such as our wireline subsidiaries, to lease a variety of UNEs to competitors. The Line Sharing Order required incumbents to share the high frequency portion of local telephone lines with competitors so that competitors could offer DSL services on a national basis. The Court of Appeals overturned the FCC’s unbundling and line sharing rules. Specifically, the Court found that the FCC failed to properly apply the statutory “necessary and impair” requirement in deciding which UNEs needed to be unbundled and did not consider the costs of overly expansive unbundling requirements and the relevance of competition for broadband services from cable and, to a lesser extent, satellite offerings. While the FCC continues its triennial review of incumbent unbundling and line sharing obligations in light of this ruling and current marketplace conditions, which the FCC expects to complete by the end of the year, we have voluntarily committed to maintain our affected line sharing offerings at least until February 15, 2003. During this period, we have indicated a willingness to work with our wholesale customers to develop mutually acceptable market-based offerings and prices related to line sharing. These actions are intended to provide certainty to our wholesale line sharing customers while preserving our rights.

Texas Rate Reclassification In June 2002, the Texas Supreme Court ruled that a 1999 Texas Public Utility Commission (TPUC) order allows our Texas wireline subsidiary to reclassify 32 telephone exchanges (including Dallas, Fort Worth and Austin) to a higher rate group, effectively increasing customers’ monthly charges as access lines grow in those exchanges. We expect the TPUC to approve the reclassifications, possibly during the fourth quarter of 2002, with an estimated annual revenue increase of approximately $20. We also are entitled to recover the fees retroactively from the date of the TPUC’s original 1999 order (estimated at a minimum of $110, including interest, at June 30, 2002) Based on the present value of this gross amount, discounted for collectibility, we recorded revenue of $47 during the second quarter. Our method of recovery is subject to approval by the TPUC.

California Long-Distance In July 2002, a California Public Utilities Commission (CPUC) Administrative Law Judge issued a proposed decision conditionally approving our California wireline subsidiary’s application to enter the long-distance market in California. The CPUC is expected to consider a final ruling on this draft decision by the end of August 2002. Upon approval by the CPUC we will then file for approval from the Federal Communications Commission (FCC) before providing long-distance service in California. The FCC must issue its decision within 90 days of our filing. At least until we receive long-distance relief, our competitive local service losses will continue at an increasing rate because of the abnormally low UNE-P rates in California.

California DSL Settlement In settlement of a complaint and CPUC investigation regarding the billing practices of our California wireline subsidiary and advance services affiliates, in July 2002, our subsidiaries agreed to pay the state of California approximately $27 (fully accrued at June 30, 2002), improve billing practices and compensate customers for future billing errors. The agreement is pending CPUC approval, which is expected during the third quarter of 2002.

Ohio Service Quality Resolution In July 2002, the Public Utilities Commission of Ohio (PUCO) concluded its investigation of our Ohio wireline subsidiary, restoring the subsidiary’s ability to pay dividends to the parent company without prior PUCO approval.

OTHER BUSINESS MATTERS

New Accounting Standards Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, is effective January 1, 2003. The standard requires companies with legal obligations associated with the retirement of long-lived assets to recognize the fair value of the liability for these asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are currently evaluating the standard but do not expect it to have a material effect on our results of operations or financial position.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” is effective January 1, 2003. Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. We do not expect the standard to have a material effect on our results of operations or financial position.

Disposition See Note 2 for a discussion of our disposition of a portion of our interest in Bell Canada.

WorldCom Bankruptcy On July 21, 2002, WorldCom filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our receivables from WorldCom as of the bankruptcy filing were approximately $325. At June 30, 2002, we had reserves of approximately $200 related to that filing. We plan to ask the federal bankruptcy court to utilize existing contract provisions to offset the amounts we have collected from WorldCom’s long-distance customers, in our role as a billing agent for WorldCom, against unpaid pre-bankruptcy charges WorldCom owes us. Additionally, we plan to ask the bankruptcy court to approve offset of other amounts we owe WorldCom for pre-bankruptcy periods against unpaid pre-bankruptcy charges. We will also seek assurance of payment of post-bankruptcy charges from the court, which we estimate at approximately $150 per month. We have not reserved for an adverse court decision. WorldCom’s bankruptcy proceeding is currently in its initial stages and the effect on our financial position or results of operations cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

We had $543 in cash and cash equivalents available at June 30, 2002. During the first six months of 2002 and 2001 our primary source of funds continued to be cash provided by operating activities. As of June 30, 2002, we had entered into agreements with several banks for committed lines of credit totaling $3,700, all of which may be used to support commercial paper borrowings. We had no borrowings outstanding under these lines of credit as of June 30, 2002. Subsequently, we replaced these with new lines of credit which total $3,805 as of August 12, 2002. Drawdowns on these committed lines of credit must be repaid within one year and are conditioned on there being no material adverse change in our business, operations or financial condition.

Our commercial paper borrowings decreased $1,042 during the first six months of 2002, and at June 30, 2002, totaled $4,997, of which $4,710 was due within 90 days and $287 was due thereafter. In the first quarter of 2002 SBC International initiated a commercial paper borrowing program in order to simplify intercompany borrowing arrangements. Our total commercial paper borrowings include borrowings under this program of $2,949 at June 30, 2002. This is consistent with our current focus on replacing short-term debt with long-term debt.

Our investing activities during the first six months of 2002 consisted of $3,496 in construction and capital expenditures, primarily in the wireline segment. Investing activities during the first six months of 2002 also include proceeds of $93 relating to the sale of Amdocs shares and $197 related to the sale of Telmex and América Móvil L shares. Cash paid for asset acquisitions in 2002 include approximately $300 for our first-quarter 2002 Yahoo! investment and $106 in payments to América Móvil for our purchase of a 50% non-controlling interest in Cellular Communications of Puerto Rico. We currently expect our capital spending for 2002 to be less than $8,000, excluding Cingular, reflecting a previously announced reduction in order to reduce expenses in response to the U.S. economic decline and our lower revenue expectations.

In June 2002, we entered into an agreement to redeem a portion of our ownership in Bell Canada, representing approximately 4% of the company, for an $873 short-term note, resulting in a pre-tax gain of approximately $148. Under the terms of the agreement, on July 15, 2002 when we received the proceeds from the short-term note, we purchased approximately 9 million shares of BCE, the majority shareholder of Bell Canada, for approximately $164. We have also entered into an agreement that gives us the right to sell to BCE our remaining interest in Bell Canada, representing approximately 16% of the company, for a one-month period beginning on January 3, 2003. The same agreement also gives BCE the right to purchase our remaining interest for a one-month period beginning October 15, 2002. BCE has indicated that it is likely to exercise its right.

The agreement specifies a price of 4,990 Canadian Dollars (CAD) ($3,285 at June 30, 2002 exchange rates) to be paid by BCE with 1,548 CAD in cash and the remainder in a combination of cash, notes and BCE stock. The market price of BCE shares on June 30, 2002 was 26.39 CAD per share.

Upon the sale of our remaining interest in Bell Canada, BCE has the right to redeem notes held by us, at face value, for 314 CAD ($207 at June 30, 2002 exchange rates), plus accrued interest. Otherwise, the notes will mature on December 31, 2004. Our carrying value of the notes at June 30, 2002 was approximately $180.

Short-term borrowings with original maturities of three months or less increased $337 in the first six months of 2002 due to increased borrowing of shorter term commercial paper under our commercial paper borrowing program. However, total commercial paper decreased approximately $1,042 during the six month period. We also spent $1,223 in the first six months of 2002 on the repurchase of shares of our common stock under the repurchase plans announced in January 2000 and in November 2001. As of June 30, 2002, we had repurchased a total of approximately 131 million shares of our common stock of the 200 million shares authorized to be repurchased. Cash paid for dividends in the first six months of 2002 was $1,762, or 2.0% higher than in the first six months of 2001, due to an increase in dividends declared per share in 2002.

During the first quarter of 2002, we reclassified $1,000 of 20-year annual Puttable Reset Securities (PURS) from debt maturing within one year to long-term debt. The notes bear interest at approximately 4.30% annually until June 2003, at which time an investment bank has an option to require us to remarket or redeem the notes. If the option is exercised, the investment bank will reset the interest rate and remarket the notes for another 12-month term. If the bank does not exercise its option on that reset date, we will be required to redeem the notes at par. The company supports this long-term classification based on its intent and ability to refinance the PURS on a long-term basis under available lines of credit.

We also redeemed, prior to maturity, approximately $55 of debt obligations during June 2002. In February 2002, we issued approximately $1,000 of 10-year, 5.875%, global notes. Proceeds from this debt issuance were used for general corporate purposes. In March 2002, we issued approximately $1,000 of variable rate, one-year notes. The interest rate is based on the London Interbank Offer Rate (LIBOR). Proceeds from this debt issuance were used to refinance debt.

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
  The final outcome of state regulatory proceedings in SBC’s 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and Platforms (UNE-Ps) and resale rates, SBC’s broadband initiative known as Project Pronto, service standards and reciprocal compensation.
  Enactment of additional state, federal and/or foreign regulatory laws and regulations pertaining to our subsidiaries and foreign investments.
  The timing of entry and the extent of competition in the local and intraLATA toll markets in SBC’s 13-state area and the resulting pressure on access line totals and operating margins.
  Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireline and wireless markets.
  The ability of our competitors to offer product/service offerings at lower prices due to adverse regulatory decisions, including state regulatory proceedings relating to UNE-Ps
  Additional delays in our entry into the in-region long-distance market.
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
  Decisions by federal and state regulators and courts relating to bankruptcies of industry participants.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 2002, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 65,511 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $30.15 to $36.66, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners

(a)	The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 26, 2002, in San Antonio, Texas. Shareowners representing 2,774,183,711 shares of common stock as of the February 28, 2002 record date were present in person or were represented at the meeting by proxy.

(b)	At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

DIRECTOR	SHARES FOR	SHARES WITHHELD*
James E. Barnes	2,684,627,315	89,556,396
August A. Busch III	2,701,329,051	72,854,660
William P. Clark	2,700,271,335	73,912,376
Lynn M. Martin	2,700,533,940	73,649,771
Mary S. Metz	2,685,782,599	88,401,112
Laura D’Andrea Tyson	2,574,221,262	199,962,449
Edward E. Whitacre, Jr.	2,670,994,983	103,188,728

*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

(c)	Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2002. The vote was 2,655,230,912 FOR and 90,293,043 AGAINST, with 28,659,756 shares ABSTAINING.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10-ab	SBC Communications Officer Guidelines.
Exhibit 10-ac	Financial Counseling Policy
Exhibit 10-ad	Officer Auto Allowance Policy
Exhibit 10-ae	1995 Management Stock Option Plan
Exhibit 12	Computation of Ratios of Earnings to Fixed Charges.

(b)	Reports on Form 8-K

On June 24, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed a press release announcing our move to product based revenue categories.

On June 28, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we announced an agreement to sell a portion of our interest in Bell Canada.

On August 1, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed a portion of our second quarter earnings release and a reclassification on our balance sheet.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

August 12, 2002	/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
and Chief Financial Officer