Form 10-Q
period 2002-09-30
SBC COMMUNICATIONS INC
filed 2002-11-13
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

At September 30, 2002, 3,320,203,438 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
Three months ended September 30,	Nine months ended September 30,
2002	2001	2002	2001
Operating Revenues
Voice	$6,169	$6,670	$18,804	$20,155
Data	2,441	2,395	7,257	7,164
Wireless subscriber	-	38	-	154
Long-distance voice	594	647	1,773	1,937
Directory advertising	868	972	2,640	2,749
Other	484	616	1,447	1,846
Total operating revenues	10,556	11,338	31,921	34,005
Operating Expenses
Operations and support (exclusive of depreciation and amortization shown separately below)	6,287	6,316	18,797	18,625
Depreciation and amortization	2,148	2,200	6,440	6,822
Total operating expenses	8,435	8,516	25,237	25,447
Operating Income	2,121	2,822	6,684	8,558
Other Income (Expense)
Interest expense	(356)	(377)	(1,046)	(1,261)
Interest income	137	144	427	515
Equity in net income of affiliates	729	509	1,616	1,451
Other income (expense) - net	1	99	226	41
Total other income (expense)	511	375	1,223	746
Income Before Income Taxes	2,632	3,197	7,907	9,304
Income taxes	862	1,125	2,582	3,289
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	1,770	2,072	5,325	6,015
Extraordinary item, net of tax	-	-	-	(18)
Cumulative effect of accounting change, net of tax	-	-	(1,810)	-
Net Income	$1,770	$2,072	$3,515	$5,997

Earnings Per Common Share:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.53	$0.62	$1.60	$1.79
Net Income	$0.53	$0.62	$1.05	$1.78
Earnings Per Common Share-Assuming Dilution:
Income Before Extraordinary Item and Cumulative Effect of Accounting Change	$0.53	$0.61	$1.59	$1.77
Net Income	$0.53	$0.61	$1.05	$1.77
Weighted Average Number of Common Shares Outstanding (in millions)	3,336	3,390	3,353	3,399
Dividends Declared Per Common Share	$0.27	$0.256	$0.81	$0.769

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
September 30, 2002	December 31, 2001
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$873	$703
Accounts receivable - net of allowances for uncollectibles of $1,441 and $1,254	8,348	9,376
Prepaid expenses	671	932
Deferred income taxes	730	713
Other current assets	843	856
Total current assets	11,465	12,580
Property, plant and equipment - at cost	130,926	127,524
Less: accumulated depreciation and amortization	82,190	77,697
Property, Plant and Equipment - Net	48,736	49,827
Goodwill - Net	1,658	3,577
Investments in Equity Affiliates	10,561	11,967
Notes Receivable from Cingular Wireless	5,921	5,924
Other Assets	15,522	12,447
Total Assets	$93,863	$96,322

Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year	$5,134	$9,033
Accounts payable and accrued liabilities	9,634	11,459
Accrued taxes	2,921	2,598
Dividends payable	898	858
Total current liabilities	18,587	23,948
Long-Term Debt	18,933	17,133
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	9,635	8,578
Postemployment benefit obligation	10,409	9,839
Unamortized investment tax credits	248	274
Other noncurrent liabilities	3,662	4,059
Total deferred credits and other noncurrent liabilities	23,954	22,750
Shareowners’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	11,857	11,992
Retained earnings	22,957	22,138
Treasury shares (at cost)	(4,548)	(3,482)
Accumulated other comprehensive loss	(1,310)	(1,590)
Total shareowners’ equity	32,389	32,491
Total Liabilities and Shareowners’ Equity	$93,863	$96,322

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
Nine months ended September 30,
2002	2001
Operating Activities
Net income	$3,515	$5,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,440	6,822
Undistributed earnings from investments in equity affiliates	(1,400)	(677)
Provision for uncollectible accounts	1,071	886
Amortization of investment tax credits	(26)	(46)
Deferred income tax expense	931	855
Gain on sales of investments	(316)	(301)
Extraordinary item, net of tax	-	18
Cumulative effect of accounting change, net of tax	1,810	-
Changes in operating assets and liabilities:
Accounts receivable	(43)	(137)
Other current assets	250	(466)
Accounts payable and accrued liabilities	(1,474)	(1,205)
Other - net	(16)	(1,020)
Total adjustments	7,227	4,729
Net Cash Provided by Operating Activities	10,742	10,726
Investing Activities
Construction and capital expenditures	(4,998)	(8,096)
Investments in affiliates - net	(138)	1,482
Proceeds from short-term investments	-	510
Dispositions	1,166	864
Acquisitions	(571)	-
Net Cash Used in Investing Activities	(4,541)	(5,240)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(415)	(2,945)
Issuance of other short-term borrowings	4,565	4,361
Repayment of other short-term borrowings	(7,357)	(2,505)
Issuance of long-term debt	1,966	3,731
Repayment of long-term debt	(865)	(3,114)
Early redemption of corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts	-	(1,000)
Purchase of treasury shares	(1,398)	(1,661)
Issuance of treasury shares	126	277
Redemption of preferred shares of subsidiaries	-	(145)
Dividends paid	(2,660)	(2,591)
Other	7	25
Net Cash Used in Financing Activities	(6,031)	(5,567)
Net increase (decrease) in cash and cash equivalents	170	(81)
Cash and cash equivalents beginning of year	703	643
Cash and Cash Equivalents End of Period	$873	$562

Cash paid during the nine months ended September 30 for:
Interest	$1,186	$1,274
Income taxes, net of refunds	$1,256	$1,449

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars in millions
(Unaudited)
Nine months ended September 30, 2002
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year	$11,992
Issuance of shares	(164)
Other	29
Balance at end of period	$11,857

Retained Earnings
Balance at beginning of year	$22,138
Net income ($1.05 per share)	3,515
Dividends to shareowners ($0.81 per share)	(2,699)
Other	3
Balance at end of period	$22,957

Treasury Shares
Balance at beginning of year	(79)	$(3,482)
Purchase of shares	(41)	(1,398)
Issuance of shares	7	332
Balance at end of period	(113)	$(4,548)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(1,590)
Other comprehensive income (see Note 3)	280
Balance at end of period	$(1,310)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2002

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

The Consolidated Financial Statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. We account for our 60% economic interest in Cingular under the equity method since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

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

In the second quarter of 2002, we began reporting product-based revenue categories for all periods presented. The new categories, voice, data and long-distance voice provide a presentation of our revenues that is more closely aligned with how we currently manage the business.

Extraordinary Item - The first nine months of 2001 includes an extraordinary loss of $18 ($28 pre-tax, with taxes of $10) relating to the early redemption of approximately $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS), leaving none outstanding at December 31, 2001.

Cumulative Effect of Accounting Change - On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Adoption of FAS 142 means that we stop amortizing goodwill, and at least annually test the remaining book value of goodwill for impairment. Any future impairments will be recorded in operating expenses.

During the second quarter of 2002, Cingular completed its analysis of the impact of adopting FAS 142. They determined that an impairment existed. Our portion of Cingular’s impairment was $19, with no income tax effect. As required by FAS 142, we recorded this amount retroactive to January 1, 2002. This changed our first quarter 2002 net loss from a net loss of $81, or $0.02 per share, to a net loss of $100, or $0.03 per share.

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

Our international holdings are currently analyzing the value of their goodwill and other unamortizable intangibles under FAS 142 and we expect them to complete their analyses by the end of the year. Any FAS 142 impairment resulting from these analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require us to change the first quarter of 2002 results.

As required by FAS 142, the following table shows our 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill and Federal Communications Commission (FCC) wireless licenses. The amortization of these FCC licenses was included in the equity method amortization line in 2001 since these amounts were recorded by Cingular, a joint venture accounted for under the equity method.

Three months ended September 30,	Nine months ended September 30,
2002	2001	2002	2001
Income before extraordinary item and cumulative effect of accounting change - as reported	$1,770	$2,072	$5,325	$6,015
Add back: Goodwill amortization, net of tax	-	51	-	156
Add back: Equity method amortization, net of tax	-	66	-	193
Income before extraordinary item and cumulative effect of accounting change - as adjusted	$1,770	$2,189	$5,325	$6,364

Net income - as reported	$1,770	$2,072	$3,515	$5,997
Add back: Goodwill amortization, net of tax	-	51	-	156
Add back: Equity method amortization, net of tax	-	66	-	193
Net income - as adjusted	$1,770	$2,189	$3,515	$6,346

Basic earnings per share:
Net income - as reported	$0.53	$0.62	$1.05	$1.78
Goodwill amortization	-	0.01	-	0.04
Equity method amortization	-	0.02	-	0.06
Net income - as adjusted	$0.53	$0.65	$1.05	$1.88

Diluted earnings per share:
Net income - as reported	$0.53	$0.61	$1.05	$1.77
Goodwill amortization	-	0.02	-	0.04
Equity method amortization	-	0.02	-	0.06
Net income - as adjusted	$0.53	$0.65	$1.05	$1.87

The changes in the carrying amount of goodwill as reported on our Consolidated Balance Sheets for the nine months ended September 30, 2002, are as follows:

Wireline Segment	All Other	Total
Balance, December 31, 2001	$3,027	$550	$3,577
FAS 142 impairment	(1,791)	-	(1,791)
Deferred tax adjustment	(140)	-	(140)
Other	21	(9)	12
Balance, September 30, 2002	$1,117	$541	$1,658

For our reported results, the FAS 142 impairment recorded by Cingular is not shown in the table above but reduces the investment in equity affiliates line item on our Consolidated Balance Sheets.

Employee Stock Options - As allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), we currently use the intrinsic value-based method of accounting which results in no compensation cost being recognized in our Consolidated Statements of Income when options are issued at market value on the date of issuance. We are considering changing the way we measure compensation cost for our stock-based compensation plans so that compensation expense would be immediately recognized, based on the fair value of stock options granted, calculated by an option pricing model (which is also permitted by FAS 123). The Financial Accounting Standards Board has issued an exposure draft for comment that provides alternatives as to how companies should account for this change. The exposure draft does not change the manner of estimating the fair value of stock options. Accordingly, the amounts disclosed in our 2001 Annual Report to Shareowners on the effect of adopting the fair value approach would not be affected by the exposure draft.

2. DISPOSITIONS

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

On November 11, 2002, BCE exercised its right to purchase our remaining 16% interest in Bell Canada at a price of 4,990 CAD, to be paid by BCE with 250 CAD in BCE stock and the remainder in cash. The transaction is expected to close in the fourth quarter of 2002. We expect to recognize a pre-tax gain of approximately $520.

Upon this sale of our remaining interest in Bell Canada, BCE has the right to redeem notes held by us, at face value, for 314 CAD ($198 at September 30, 2002 exchange rates), plus accrued interest. Otherwise, the notes will mature on December 31, 2004. Our carrying value of the notes at September 30, 2002 was approximately $182.

In July 2002, consistent with our documented foreign currency exchange market risk policies and procedures, and in anticipation of receipt of CAD, we entered into a series of foreign currency exchange contracts to provide us with a fixed rate of conversion of these CAD proceeds into U.S. dollars. We entered into a series of forward contracts to sell 1,500 CAD on January 3, 2003, at an average exchange rate of 1.53. There was no initial up-front cost to enter into these contracts. As the amount of the remaining proceeds that we would receive in CAD was uncertain, we entered into two put option contracts, which give us the right to sell up to 3,192 CAD on January 3, 2003, at an average exchange rate of 1.57. We paid fees of approximately $28 to enter into these contracts. At September 30, 2002, the fair value of these contracts discussed above increased by $28 to approximately $56. This increase of $28 was recorded in other income (expense) – net in the third quarter of 2002.

In May 2002, a BCE employee replaced our employee as Chief Financial Officer of Bell Canada. Our removal from significant influence on day-to-day operations and the progression of negotiations to sell our interest in Bell Canada required us to change our accounting for Bell Canada to the cost method from the equity method. With this change, the value of our investment was moved to the “Other Assets” line on our Consolidated Balance Sheet.

In July 2002, BCE announced an impairment to the value of Teleglobe Inc., a BCE subsidiary in which Bell Canada has an ownership interest. As the agreed upon disposition proceeds exceed our carrying value, as described above, no valuation adjustments are required to our remaining investment in Bell Canada.

In October 2002, we entered into an agreement to sell our 15% interest in Cegetel S.A. (Cegetel) to Vodafone Group PLC (Vodafone) for approximately $2,270. Cegetel is a joint venture that owns 80% of SFR, the second-largest wireless provider in France. On October 28, a French court issued a stay on transfers, and, during this stay period, another shareholder of Cegetel, Vivendi Universal SA (Vivendi), may exercise its right to pre-empt this sale by paying us 113% of Vodafone’s offer. All four shareholders of Cegetel have agreed that Vivendi must exercise its pre-emption rights on or before December 10, 2002. The sale is subject to regulatory approval and could be further delayed due to Vivendi’s pending pre-emption rights. As a result, while we expect the original transaction to close in the first quarter of 2003, there could be additional delays should Vivendi offer to purchase our interest instead. We anticipate recording a one-time pre-tax gain of approximately $1,500 upon completion of this transaction (based on the original offer).

3.COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2002 and 2001 include net income and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities. The components of our comprehensive income for the three and nine months ended September 30, 2002 and 2001 include net income and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2002 and 2001, and Canada in 2001.

The reclassification adjustment for loss included in deferred revenue reflects the other than temporary decline in the value of shares we received as payment of future rents (see Note 9). The adjustment was approximately $23 ($14 net of tax), for the first nine months of 2002 and approximately $162 ($97 net of tax) for the first nine months of 2001. We have determined that the other than temporary decline in the value of these marketable securities should reduce the amount of deferred revenue for these payments that was recorded when the marketable securities were originally received. Future rent revenues will also be reduced.

Following is our comprehensive income:

Three months ended September 30,	Nine months ended September 30,
2002	2001	2002	2001
Net income	$1,770	$2,072	$3,515	$5,997
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(10)	(6)	378	(188)
Net unrealized gains (losses) on securities:
Unrealized gains (losses) on available-for-sale securities	(58)	(50)	(119)	(102)
Reclassification adjustment for (gains) losses included in net income	-	1	7	5
Reclassification adjustment for loss included in deferred revenue	-	97	14	97
Net unrealized gain (loss) on securities:	(58)	(48)	(98)	-
Other comprehensive income (loss)	(68)	42	280	(188)
Total comprehensive income	$1,702	$2,114	$3,795	$5,809

4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before extraordinary item and cumulative effect of accounting change for the three and nine months ended September 30, 2002 and 2001 is shown in the table below.

Three months ended September 30,	Nine months ended September 30,
2002	2001	2002	2001
Numerators
Numerator for basic earnings per share: Income before extraordinary item and cumulative effect of accounting change	$1,770	$2,072	$5,325	$6,015
Dilutive potential common shares: Other stock-based compensation	2	2	5	4
Numerator for diluted earnings per share	$1,772	$2,074	$5,330	$6,019

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,322	3,362	3,334	3,368
Dilutive potential common shares: Stock options	4	20	9	23
Other stock-based compensation	10	8	10	8
Denominator for diluted earnings per share	3,336	3,390	3,353	3,399

Basic earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.53	$0.62	$1.60	$1.79
Extraordinary item	-	-	-	(0.01)
Cumulative effect of accounting change	-	-	(0.55)	-
Net income	$0.53	$0.62	$1.05	$1.78

Diluted earnings per share:
Income before extraordinary item and cumulative effect of accounting change	$0.53	$0.61	$1.59	$1.77
Extraordinary item	-	-	-	-
Cumulative effect of accounting change	-	-	(0.54)	-
Net income	$0.53	$0.61	$1.05	$1.77

At September 30, 2002 there were issued options to purchase approximately 233 million shares of SBC common stock. Of this total amount of options outstanding, the exercise prices of options to purchase 199 million shares in the third quarter and 174 million shares for the first nine months exceeded the average market price of SBC stock during the specified periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. At September 30, 2001, we had issued options to purchase approximately 185 million SBC shares, of which 65 million shares in the third quarter and 55 million shares for the first nine months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. In analyzing segment results, we exclude certain items from evaluation of ongoing operations. The items that have been excluded are referred to internally as “normalizing items.” We evaluate performance of our segments based on segment income before income taxes adjusted for normalizing (e.g., special) items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local and long-distance voice, switched access, messaging service, and data.

The wireless segment includes the proportion of Cingular’s results equal to our economic ownership (60%), which we call “proportional consolidation”, along with our wireless properties that were not contributed to Cingular. This means that we include 60% of the Cingular revenues and expenses in our wireless segment results. The proportional consolidation of Cingular changes our normalized revenues, expenses, segment operating income and nonoperating items, but does not change our net income. Results from Cingular’s operations are reported as equity in net income of affiliates in our Consolidated Financial Statements, however, for internal management purposes, we analyze Cingular’s results using proportional consolidation and therefore will discuss Cingular’s results on that basis for segment reporting.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations.

Normalized results for 2002 excluded the following special items, with the affected segment(s) shown in brackets:

  Income of $326 ($212 net of tax) in the third quarter and for the first nine months (recorded in equity in net income of affiliates) consisting of 1) income of $371 ($257 net of tax) from our proportionate share of the gains at TDC A/S (TDC) and Belgacom S.A. (Belgacom) related to the disposition of their Netherlands wireless operations as a result of a call by a subsidiary of Deutsche Telekom A. G. (Deutsche Telekom). The components of this amount included a gain at Belgacom of $75 ($49 net of tax) on the disposition and a direct and indirect gain at TDC of $296 ($208 net of tax); 2) a gain of $13 (with no tax effect) for a reduction in a previously recorded restructuring accrual at a TDC affiliate; and 3) a charge of $58 (with no tax effect) related to impairments on TDC's investments in Poland, Norway and the Czech Republic. [International]
  Combined charges of $185 ($113 net of tax) in the third quarter and $413 ($265 net of tax) for the first nine months (recorded in operating expenses) for enhanced pension benefits and severance costs related to a work force-reduction program. The third-quarter enhanced pension benefits are net of associated pension settlement gains. [Wireline and Directory]
  A charge of $19 ($12 net of tax) in the third quarter and for the first nine months (recorded in operating expenses) for our proportionate share of severance and restructuring costs at Cingular. [Wireless]
  A charge of $101 ($68 net of tax) for the first nine months (recorded in equity in net income of affiliates) representing our proportionate share of restructuring costs at Belgacom. These costs were primarily related to a work force-reduction initiative. [International]
  A gain of $148 ($118 net of tax) for the first nine months (recorded in other income (expense) - net) on the redemption of a portion of our interest in Bell Canada. [International]
  Additional bad debt reserves of $125 ($84 net of tax) for the first nine months (recorded in operating expenses) as a result of the July 2002 WorldCom, Inc. (WorldCom) bankruptcy filing. [Wireline]

Normalized results for 2001 excluded the following special items, with the affected segment(s) shown in brackets:

  Pension settlement gains of $122 ($73 net of tax) in the third quarter and $961 ($592 net of tax) for the first nine months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program. [Wireline, Directory, International and Other]
  Combined charges of $401 ($261 net of tax) for the first nine months (recorded in other income (expense) - net) related to valuation adjustments of Williams Communications Group Inc. and certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The charge in second quarter 2001 resulted from an evaluation that the decline was other than temporary. [Other]
  Reduction of a valuation allowance of $120 ($78 net of tax) for the first nine months (recorded in other income (expense) - net) on a note receivable related to the sale of SBC Ameritech’'s SecurityLink business. The note was collected in July 2001. [Other]
  Combined charges of $316 ($205 net of tax) for the first nine months (recorded in operating expenses) related to impairment of our cable operations. [Wireline and Other]

In the tables below, we show how our segment results, which are normalized, are reconciled in three steps to our consolidated results reported in accordance with GAAP. The Wireline, Wireless, Directory, International and Other columns represent the normalized results of each such operating segment. First, we use the Elimination column (Elim.) to eliminate any intercompany transactions included in each segment’s results and to eliminate 60% of our intercompany transactions with Cingular. Second, we use the Cingular de-consolidation column to remove the proportionally consolidated results of Cingular from the wireless segment and include these results in the equity in net income of affiliates line item in accordance with GAAP. Last, the Reconciling Adjustments column removes the impact of the special items listed above in order to reconcile our segment results to our consolidated results as reported in accordance with GAAP. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column.

Segment results, including a reconciliation to SBC consolidated results, for the three and nine months ended September 30, 2002 and 2001 are as follows:

For the three months ended September 30, 2002
Wireline	Wireless	Directory	International	Other	Elim.	Segment Results	Cingular De-consolidation	Reconciling Adjustments	As Reported
Revenues from external customers	$9,641	$2,267	$833	$9	$72	$(41)	$12,781	$(2,225)	$-	$10,556
Intersegment revenues	8	-	14	-	3	(25)	-	-	-	-
Total operating revenues	9,649	2,267	847	9	75	(66)	12,781	(2,225)	-	10,556
Operations and support expenses	5,769	1,596	412	15	(75)	(66)	7,651	(1,568)	204	6,287
Depreciation and amortization expenses	2,117	317	7	-	29	-	2,470	(322)	-	2,148
Total operating expenses	7,886	1,913	419	15	(46)	(66)	10,121	(1,890)	204	8,435
Segment operating income	1,763	354	428	(6)	121	-	2,660	(335)	(204)	2,121
Interest expense	264	140	(1)	(1)	178	(153)	427	(71)	-	356
Interest income	6	2	2	4	212	(153)	73	64	-	137
Equity in net income of affiliates	-	(3)	-	220	5	-	222	181	326	729
Other income (expense) - net	2	(16)	(1)	37	(38)	-	(16)	17	-	1
Segment income before income taxes	$1,507	$197	$430	$256	$122	$-	$2,512	$(2)	$122	$2,632

At September 30, 2002 or for the nine months ended
Wireline	Wireless	Directory	International	Other	Elim.	Segment Results	Cingular De-consolidation	Reconciling Adjustments	As Reported
Revenues from external customers	$29,144	$6,642	$2,539	$26	$211	$(103)	$38,459	$(6,538)	$-	$31,921
Intersegment revenues	23	-	63	-	16	(102)	-	-	-	-
Total operating revenues	29,167	6,642	2,602	26	227	(205)	38,459	(6,538)	-	31,921
Operations and support expenses	17,117	4,605	1,221	55	(47)	(205)	22,746	(4,506)	557	18,797
Depreciation and amortization expenses	6,335	911	23	-	94	-	7,363	(923)	-	6,440
Total operating expenses	23,452	5,516	1,244	55	47	(205)	30,109	(5,429)	557	25,237
Segment operating income	5,715	1,126	1,358	(29)	180	-	8,350	(1,109)	(557)	6,684
Interest expense	773	409	1	37	512	(477)	1,255	(209)	-	1,046
Interest income	29	14	2	7	669	(477)	244	183	-	427
Equity in net income of affiliates	-	(13)	-	736	11	-	734	657	225	1,616
Other income (expense) - net	2	(57)	3	191	(117)	-	22	56	148	226
Segment income before income taxes	$4,973	$661	$1,362	$868	$231	$-	$8,095	$(4)	$(184)	$7,907

Segment assets	$67,555	$14,722	$2,217	$9,902	$53,268	$(39,805)	N/A	$(13,996)	N/A	$93,863
Investment in equity method investees	$121	$1,624	$20	$5,923	$4,305	$-	N/A	$(1,432)	N/A	$10,561
Expenditures for additions to long-lived assets	$4,959	$1,469	$7	$-	$32	$-	N/A	$(1,469)	N/A	$4,998

For the three months ended September 30, 2001
Wireline	Wireless	Directory	International	Other	Elim.	Segment Results	Cingular De-consolidation	Reconciling Adjustments	As Reported
Revenues from external customers	$10,194	$2,243	$935	$36	$129	$(13)	$13,524	$(2,186)	$-	$11,338
Intersegment revenues	7	-	12	12	12	(43)	-	-	-	-
Total operating revenues	10,201	2,243	947	48	141	(56)	13,524	(2,186)	-	11,338
Operations and support expenses	5,918	1,506	412	80	29	(56)	7,889	(1,450)	(123)	6,316
Depreciation and amortization expenses	2,127	313	9	-	49	-	2,498	(298)	-	2,200
Total operating expenses	8,045	1,819	421	80	78	(56)	10,387	(1,748)	(123)	8,516
Segment operating income	2,156	424	526	(32)	63	-	3,137	(438)	123	2,822
Interest expense	297	127	(3)	13	195	(198)	431	(54)	-	377
Interest income	2	4	(1)	(3)	278	(198)	82	62	-	144
Equity in net income of affiliates	-	2	-	183	3	-	188	321	-	509
Other income (expense) - net	2	1	2	79	15	-	99	-	-	99
Segment income before income taxes	$1,863	$304	$530	$214	$164	$-	$3,075	$(1)	$123	$3,197

At September 30, 2001 or for the nine months ended
Wireline	Wireless	Directory	International	Other	Elim.	Segment Results	Cingular De-consolidation	Reconciling Adjustments	As Reported
Revenues from external customers	$30,625	$6,466	$2,643	$140	$416	$(36)	$40,254	$(6,249)	$-	$34,005
Intersegment revenues	23	-	65	33	42	(163)	-	-	-	-
Total operating revenues	30,648	6,466	2,708	173	458	(199)	40,254	(6,249)	-	34,005
Operations and support expenses	17,895	4,400	1,245	219	220	(199)	23,780	(4,197)	(958)	18,625
Depreciation and amortization expenses	6,261	912	27	3	162	-	7,365	(853)	310	6,822
Total operating expenses	24,156	5,312	1,272	222	382	(199)	31,145	(5,050)	(648)	25,447
Segment operating income	6,492	1,154	1,436	(49)	76	-	9,109	(1,199)	648	8,558
Interest expense	953	411	(1)	23	705	(730)	1,361	(100)	-	1,261
Interest income	24	5	4	(13)	963	(730)	253	262	-	515
Equity in net income of affiliates	-	13	-	580	10	-	603	848	-	1,451
Other income (expense) - net	3	21	6	316	(10)	-	336	(14)	(281)	41
Segment income before income taxes	$5,566	$782	$1,447	$811	$334	$-	$8,940	$(3)	$367	$9,304

Segment assets	$70,097	$13,500	$2,340	$10,061	$55,848	$(43,358)	N/A	$(12,773)	N/A	$95,715
Investment in equity method investees	$122	$499	$17	$8,476	$3,395	$-	N/A	$(305)	N/A	$12,204
Expenditures for additions to long-lived assets	$7,982	$1,073	$9	$-	$65	$-	N/A	$(1,033)	N/A	$8,096

6. SUBSIDIARY FINANCIAL INFORMATION

We have fully and unconditionally guaranteed certain outstanding debt securities of Pacific Bell Telephone Company (PacBell) and Southwestern Bell Telephone, L.P. (SBLP), which is a wholly owned subsidiary of Southwestern Bell Texas Holdings, Inc. (SWBell). On December 30, 2001, Southwestern Bell Telephone Company merged with and into Southwestern Bell Texas, Inc. and the survivor converted to SBLP. SWBell holds a 99% limited partner interest in SBLP and a 100% interest in SWBT Texas LLC, the 1% owner and general partner of SBLP.

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

Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,548	$2,814	$5,860	$(666)	$10,556
Total operating expenses	(68)	1,880	2,163	5,126	(666)	8,435
Operating Income	68	668	651	734	-	2,121
Interest expense	116	73	65	188	(86)	356
Equity in net income of affiliates	1,667	-	-	729	(1,667)	729
Royalty income (expense)	-	(103)	(117)	220	-	-
Other income (expense) - net	143	-	-	81	(86)	138
Income Before Income Taxes	1,762	492	469	1,576	(1,667)	2,632
Income taxes	(8)	197	169	504	-	862
Net Income	$1,770	$295	$300	$1,072	$(1,667)	$1,770

Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,628	$2,876	$6,206	$(372)	$11,338
Total operating expenses	(30)	1,693	2,048	5,177	(372)	8,516
Operating Income	30	935	828	1,029	-	2,822
Interest expense	123	92	86	208	(132)	377
Equity in net income of affiliates	1,858	-	-	509	(1,858)	509
Royalty income (expense)	115	(102)	(115)	102	-	-
Other income (expense) - net	157	1	(1)	218	(132)	243
Income Before Income Taxes	2,037	742	626	1,650	(1,858)	3,197
Income taxes	(35)	297	230	633	-	1,125
Net Income	$2,072	$445	$396	$1,017	$(1,858)	$2,072

Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$7,732	$8,492	$17,511	$(1,814)	$31,921
Total operating expenses	(77)	5,663	6,507	14,958	(1,814)	25,237
Operating Income	77	2,069	1,985	2,553	-	6,684
Interest expense	321	229	203	572	(279)	1,046
Equity in net income of affiliates	3,107	-	-	1,616	(3,107)	1,616
Royalty income (expense)	118	(310)	(353)	545	-	-
Other income (expense) - net	401	1	15	515	(279)	653
Income Before Income Taxes	3,382	1,531	1,444	4,657	(3,107)	7,907
Income taxes	(133)	620	521	1,574	-	2,582
Income Before Cumulative Effect of Accounting Change	3,515	911	923	3,083	(3,107)	5,325
Cumulative effect of accounting change, net of tax	-	-	-	(1,810)	-	(1,810)
Net Income	$3,515	$911	$923	$1,273	$(3,107)	$3,515

Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$7,823	$8,633	$18,617	$(1,068)	$34,005
Total operating expenses	(12)	5,020	6,249	15,258	(1,068)	25,447
Operating Income	12	2,803	2,384	3,359	-	8,558
Interest expense	406	284	287	748	(464)	1,261
Equity in net income of affiliates	5,804	-	-	1,451	(5,804)	1,451
Royalty income (expense)	345	(305)	(345)	305	-	-
Other income (expense) - net	200	1	1	818	(464)	556
Income Before Income Taxes	5,955	2,215	1,753	5,185	(5,804)	9,304
Income taxes	(42)	891	647	1,793	-	3,289
Income Before Extraordinary Item	5,997	1,324	1,106	3,392	(5,804)	6,015
Extraordinary item, net of tax	-	-	-	(18)	-	(18)
Net Income	$5,997	$1,324	$1,106	$3,374	$(5,804)	$5,997

Condensed Consolidating Balance Sheets September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$709	$3	$11	$150	$-	$873
Accounts receivable - net	1,267	2,053	1,966	11,798	(8,736)	8,348
Other current assets	313	351	577	1,003	-	2,244
Total current assets	2,289	2,407	2,554	12,951	(8,736)	11,465
Property, plant and equipment - net	118	13,110	15,007	20,501	-	48,736
Goodwill - net	-	-	-	1,658	-	1,658
Investments in equity affiliates	34,965	-	-	12,432	(36,836)	10,561
Other assets	8,106	2,433	295	10,886	(277)	21,443
Total Assets	$45,478	$17,950	$17,856	$58,428	$(45,849)	$93,863

Debt maturing within one year	$1,582	$1,779	$3,079	$8,044	$(9,350)	$5,134
Other current liabilities	1,234	3,422	3,383	4,800	614	13,453
Total current liabilities	2,816	5,201	6,462	12,844	(8,736)	18,587
Long-term debt	7,060	3,675	2,820	5,611	(233)	18,933
Postemployment benefit obligation	78	3,051	3,176	4,104	-	10,409
Other noncurrent liabilities	3,135	2,020	1,314	7,120	(44)	13,545
Total shareowners’ equity	32,389	4,003	4,084	28,749	(36,836)	32,389
Total Liabilities and Shareowners’ Equity	$45,478	$17,950	$17,856	$58,428	$(45,849)	$93,863

Condensed Consolidating Balance Sheets December 31, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$445	$4	$99	$155	$-	$703
Accounts receivable - net	4,238	2,223	1,919	13,524	(12,528)	9,376
Other current assets	304	381	838	978	-	2,501
Total current assets	4,987	2,608	2,856	14,657	(12,528)	12,580
Property, plant and equipment - net	118	13,522	15,588	20,599	-	49,827
Goodwill - net	-	-	-	3,577	-	3,577
Investments in equity affiliates	35,226	-	-	14,951	(38,210)	11,967
Other assets	8,140	2,382	428	11,141	(3,720)	18,371
Total Assets	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Debt maturing within one year	$8,094	$2,594	$3,914	$2,644	$(8,213)	$9,033
Other current liabilities	690	3,598	3,629	11,313	(4,315)	14,915
Total current liabilities	8,784	6,192	7,543	13,957	(12,528)	23,948
Long-term debt	4,137	3,673	2,868	10,125	(3,670)	17,133
Postemployment benefit obligation	57	2,860	2,996	3,926	-	9,839
Other noncurrent liabilities	3,002	1,816	1,369	6,774	(50)	12,911
Total shareowners’ equity	32,491	3,971	4,096	30,143	(38,210)	32,491
Total Liabilities and Shareowners’ Equity	$48,471	$18,512	$18,872	$64,925	$(54,458)	$96,322

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$7,774	$2,725	$2,972	$4,966	$(7,695)	$10,742
Net cash from investing activities	16	(1,029)	(1,241)	(3,489)	1,202	(4,541)
Net cash from financing activities	(7,526)	(1,697)	(1,819)	(1,482)	6,493	(6,031)
Net Increase (Decrease) in Cash	$264	$(1)	$(88)	$(5)	$-	$170

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2001
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$1,399	$2,599	$2,182	$10,124	$(5,578)	$10,726
Net cash from investing activities	1,445	(1,799)	(2,223)	(3,492)	829	(5,240)
Net cash from financing activities	(2,926)	(796)	27	(6,621)	4,749	(5,567)
Net Increase (Decrease) in Cash	$(82)	$4	$(14)	$11	$-	$(81)

7. RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $5,921 at September 30, 2002 and $5,924 at December 31, 2001. We earned $111 and $330 in the third quarter and for the first nine months of 2002, and $102 and $322 in third quarter and for the first nine months of 2001 of interest income on these advances. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $69 in the third quarter and $173 for the first nine months of 2002, and $22 in the third quarter and $60 for the first nine months of 2001.

8. PENSION AND POSTRETIREMENT BENEFITS

The following details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In the following table, gains are denoted with brackets and losses are not.

Three months ended September 30,	Nine months ended September 30,
2002	2001	2002	2001
Pension benefit:
Service cost - benefits earned during the period	$161	$138	$484	$413
Interest cost on projected benefit obligation	445	462	1,335	1,385
Expected return on assets	(857)	(879)	(2,571)	(2,636)
Amortization of prior service cost	25	20	75	61
Recognized actuarial gain	(58)	(103)	(176)	(310)
Net pension benefit	$(284)	$(362)	$(853)	$(1,087)

Postretirement benefit cost:
Service cost - benefits earned during the period	$73	$64	$220	$192
Interest cost on accumulated postretirement benefit obligation	358	329	1,073	987
Expected return on assets	(172)	(166)	(517)	(499)
Amortization of prior service cost	-	24	1	71
Recognized actuarial loss	12	3	36	10
Postretirement benefit cost	$271	$254	$813	$761
Combined net pension and postretirement (benefit) cost	$(13)	$(108)	$(40)	$(326)

Our combined net pension and postretirement benefit decreased in the third quarter and for the first nine months of 2002 primarily due to a decreased asset base from lower investment returns the past two years and previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year. Increased medical and prescription drug claim costs and the reduction in the discount rate used for determining our pension and postretirement projected benefit obligations also contributed to the decrease in combined net benefit.

As a result of this decrease in our combined net pension and postretirement benefit, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs, mentioned above, we have implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. We expect additional cost savings from these design changes in future years.

However, the other factors mentioned above depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, the continued weakness in the securities market and U.S. economy are likely to result in investment losses and a decline in plan assets this year. In accordance with GAAP, we will recognize any such losses over the next several years. Additionally, these weaknesses may potentially cause us to lower our expected return on assets and discount rate assumptions at year-end. Also, rising medical and prescription drug costs, despite our cost-saving efforts discussed above, could potentially cause us to increase our assumed medical cost trend rate. As a result, we expect to recognize a combined net pension and postretirement cost of between $1,000 and $2,000 ($0.20 to $0.40 per share after tax) in 2003. In subsequent years, the same factors of the U.S. economy, performance of securities markets, and medical and prescription drug costs will continue to significantly affect our combined net pension and postretirement costs.

In addition to the amounts reported in the table above, we recognized enhanced pension benefit expense of $71 in the third quarter and $322 for the first nine months of 2002 in connection with an enhanced retirement program offered to certain nonmanagement employees. We also recognized pension settlement gains of $35 and $180 in the third quarter and for the first nine months of 2002 and $173 and $1,227 in the third quarter and for the first nine months of 2001. Settlement gains for 2001 were primarily related to a voluntary enhanced pension and retirement program implemented in October 2000. We anticipate that additional lump sum payments will be made in the fourth quarter of 2002 and in early 2003 in connection with our planned work force reductions. These payments may result in the recognition of settlement losses or small settlement gains in the fourth quarter of 2002 and in settlement losses in 2003.

9. SPECTRASITE AGREEMENT

In August 2000, SBC and SpectraSite Communications Inc. (SpectraSite) reached an agreement under which we granted the exclusive rights to lease space on up to approximately 3,900 communications towers to SpectraSite. These leases were scheduled to close over a period ending in 2002. SpectraSite also agreed to build or buy an estimated 800 new towers for Cingular over the next five years. Cingular will sublease space on the towers from SpectraSite and will have expansion rights on a majority of the existing towers. Cingular’s sublease payments to SpectraSite reduce Cingular’s net income and should partially offset the income (described below) we receive from SpectraSite. As a result, we do not expect this agreement to have a material effect on our net income.

Under terms of the original agreement, if all communications towers were leased by SpectraSite, we would receive total consideration of approximately $1,300, in a combination of cash of $983 and SpectraSite common stock valued at $325, or $22.659 per share. The consideration represents prepayments on the operating leases with SpectraSite, is initially recorded as deferred revenue, and will be recognized in income as revenue over the life of the leases and is subject to future adjustment depending on changes in the stock price of SpectraSite. The SpectraSite shares we received were subject to restrictions on later sale by us. In addition, the agreement specified that we would receive additional shares of SpectraSite stock in the event of a decline in price of SpectraSite, up to a maximum of three-fourths of one share for each share held by us at the end of an initial three-year holding period.

During the first nine months of 2001, we received cash of $454 and SpectraSite stock in exchange for leasing 1,772 towers to SpectraSite. Also during the third quarter of 2001, we recognized an other than temporary decline of $162 ($97 net of tax) in the value of SpectraSite shares we received as payment of future rents on land and wireless towers and related equipment. This amount reflected the decline in the stock market price of SpectraSite shares since we received them. As we were required to hold the shares, we determined that we needed to adjust the value of the total consideration received from entering into the leases to reflect actual realizable value. Accordingly, we reduced the amount of deferred revenue that was recorded when these shares were originally received. This adjustment will have the effect of reducing revenue recognized on the leases in the future.

In November 2001, we amended our agreement with SpectraSite. We agreed to reduce the maximum number of communication towers to be leased to SpectraSite to 3,600 and to extend the schedule for closing on tower subleases until the first quarter of 2004. As consideration for those modifications, we received $35.

In June 2002, with SpectraSite stock trading at approximately $0.18 per share, we recorded another other than temporary decline of $40 ($24 net of tax). The potential maximum number of additional shares we could receive under terms of the agreement for our holdings as of September 30, 2002 and 2001 were 7.4 million and 6.8 million, respectively.

On November 6, 2002, SpectraSite issued a press release announcing that it has reached agreement with certain holders of its senior notes regarding the terms of a proposed restructuring of such debt. To effect the restructuring, SpectraSite will file a “pre-arranged” plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. It is not known at this time what effect this announcement will have on the value of our holdings in SpectraSite.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Consolidated Results Our financial results in the third quarter and for the first nine months of 2002 and 2001 are summarized as follows:

Third Quarter	Nine-Month Period

Percent	Percent
2002	2001	Change	2002	2001	Change
Operating revenues	$10,556	$11,338	(6.9)%	$31,921	$34,005	(6.1)%
Operating expenses	8,435	8,516	(1.0)	25,237	25,447	(0.8)
Operating income	2,121	2,822	(24.8)	6,684	8,558	(21.9)
Income before income taxes	2,632	3,197	(17.7)	7,907	9,304	(15.0)
Income before extraordinary item and cumulative effect of accounting change	1,770	2,072	(14.6)	5,325	6,015	(11.5)
Extraordinary item, net of tax[1]	-	-	-	-	(18)	-
Cumulative effect of accounting change, net of tax[2]	-	-	-	(1,810)	-	-
Net Income	1,770	2,072	(14.6)%	3,515	5,997	(41.4)%

[1]The first nine months of 2001 includes an extraordinary loss related to the early redemption of $1,000 of our corporation-obligated mandatorily redeemable preferred securities of subsidiary trusts (TOPrS).
[2] The first nine months of 2002 includes a cumulative effect of accounting change related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Our reported operating revenues declined in the third quarter of 2002 primarily due to a significant increase in retail access lines lost to Unbundled Network Element-Platform (UNE-P) wholesale lines, the weak United States (U.S.) economy and increased competition including technology substitution. These items also contributed to the decline in operating income. UNE-P requires us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. See our Competitive and Regulatory Environment section for further discussion of UNE-P. Reported revenues also fell due to a net change in the timing of directory publications from the third quarter to the fourth quarter of 2002.

Our reported operating expenses decreased in the third quarter due to the decline in our wireline work force (down over 15,000 employees from the third quarter of 2001), a lower volume of equipment sales and the effects of adopting FAS 142. As noted below, these decreases were mostly offset by a decline in our combined net pension and postretirement benefit, the provision of enhanced pension benefits, expenses from work force-reductions recorded in 2002 and by pension settlement gains recorded in 2001. Under generally accepted accounting principles in the U.S. (GAAP), if lump sum benefit payments made to employees upon termination or retirement exceed required thresholds we recognize a portion of previously unrecognized pension gains or losses. In past years, we had an unrecognized net gain, primarily because our actual investment returns exceeded our expected investment returns. During 2001, we made lump sum benefit payments in excess of the required thresholds under GAAP, resulting in the recognition of net gains, referred to as “pension settlement gains”. Due to U.S. securities market conditions, our plans experienced investment losses during 2001 and the first nine months of 2002 resulting in a decline in pension assets.

Reported operating expenses include our combined net pension and postretirement benefit, which decreased approximately $95 in the third quarter and $286 for the first nine months of 2002, primarily due to a decreased asset base of our employee pension and postretirement benefit plans from lower investment returns the past two years, and previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year. Increased medical and prescription drug claim costs and the reduction in the discount rate used for determining our pension and postretirement projected benefit obligations also contributed to the decrease in combined net benefit. See Note 8.

Reported operating expenses also include expenses for enhanced pension benefits of approximately $71 in the third quarter and $322 for the first nine months of 2002 in connection with an enhanced retirement program offered to certain nonmanagement employees. We also recognized pension settlement gains of approximately $35 and $180 in the third quarter and for the first nine months of 2002 and $173 and $1,227 in the third quarter and for the first nine months of 2001. Settlement gains for 2001 were primarily related to a voluntary enhanced pension and retirement program implemented in October 2000. We anticipate that additional lump sum pension payments will be made in the fourth quarter of 2002 and in early 2003 in connection with our planned work force reductions. These payments may result in the recognition of settlement losses or small settlement gains in the fourth quarter of 2002 and in settlement losses in 2003, depending primarily on the number of terminated employees who receive lump sum pension payments and, for 2003, on the market performance of pension fund assets in 2002.

As a result of the decrease in our combined net pension and postretirement benefit, we have taken steps to implement additional cost controls. To reduce the increased medical costs mentioned above, we have implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. We expect additional cost savings from these design changes in future years.

However, the other factors mentioned above depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, the continued weakness in the securities market and U.S. economy are likely to result in investment losses and a decline in plan assets, which under GAAP we will recognize over the several years. Additionally, these weaknesses may potentially cause us to lower our expected return on assets and discount rate assumptions at year-end. Also, rising medical and prescription drug costs, despite our cost-saving efforts discussed above, could potentially cause us to increase our assumed medical trend rate. As a result of these economic impacts, we expect a combined net pension and postretirement cost of between $1,000 and $2,000 ($0.20 to $0.40 per share) in 2003. Should the securities market continue to decline and medical and prescription drug costs continue to increase, we would expect increasing annual combined net pension and postretirement cost for the next several years.

Our actuarial estimates of pension and postretirement benefit expense are determined annually at year-end based on certain weighted-average assumptions, the most significant of which is the expected return on assets assumption, which reflects our view of long-term returns. Our expected return on assets, which has not yet been determined for 2003, was 9.5% for 2002 and 2001 and 8.5% for 2000. The increase from 8.5% in 2000 to 9.5% in 2001 reflected our actual long-term results exceeding previous assumptions; for each of the three years ended 2001, our actual 10-year return on investments exceeded 10%, including the effect of negative returns in 2001. For both 2002 and 2001, a 0.25% increase in the expected long-term rate of return would have caused an increase of approximately $90 in the annual net pension benefit and a decrease of approximately $18 in the annual postretirement benefit cost (analogous changes would result from a 0.25% decrease.)

The third quarter and first nine months of 2001 include amortization expense related to goodwill and Federal Communications Commission (FCC) wireless licenses, which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the third quarter and first nine months of 2001 operating expenses by approximately $53 and $163, increased equity in net income of affiliates by approximately $91 and $265, and increased income before extraordinary item and cumulative effect of accounting change by approximately $117 and $349, or $0.04 and $0.10 per share.

Interest expense decreased $21, or 5.6%, in the third quarter and $215, or 17.0%, for the first nine months of 2002. The third quarter decrease was primarily due to lower composite rates on commercial paper. Approximately one-half of the decrease for the first nine months was due to interest accrued in 2001 on payables of approximately $2,500 to Cingular Wireless (Cingular). By agreement, these payables were netted with our notes receivable from Cingular late in the second quarter of 2001. The remaining decrease for the first nine months was primarily related to lower composite rates on commercial paper.

Interest income decreased $7, or 4.9%, in the third quarter and $88, or 17.1%, for the first nine months of 2002. The decrease was primarily related to lower income accrued on notes receivable from Cingular that were netted with notes payable to Cingular, as discussed in Interest expense. The income accrued from Cingular does not have a material impact on our net income because the interest income is mostly offset when we record our share of equity income in Cingular.

Equity in net income of affiliates increased $220, or 43.2%, in the third quarter and $165, or 11.4%, for the first nine months of 2002. This increase was partially due to an increase in segment income from our international segment of approximately $37 in the third quarter and $156 for the first nine months and is discussed in detail in the Segments Results section. Additionally, income increased approximately $371 in the third quarter and for the first nine months was from our proportionate share of the gains that TDC A/S (TDC) and Belgacom S.A. (Belgacom) recognized on the disposition of their interest in a Netherlands wireless operation. This increase was partially offset by a charge of approximately $58 in the third quarter and for the first nine months related to impairments on TDC’s investments in Poland, Norway and the Czech Republic and a charge of approximately $101 for the first nine months representing our proportionate share of restructuring costs at Belgacom.

Our wireless results, which are discussed in detail in the Segment Results section, partially offset the increased equity in net income of affiliates that were realized in our international segment. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include Cingular’s results in our equity in net income of affiliates line item, on a reported basis. Cingular’s results decreased our equity in net income in affiliates $140 in the third quarter and $191 for the first nine months.

Other income (expense) - net decreased $98 in the third quarter and increased $185 for the first nine months of 2002. Results in the third quarter and the first nine months of 2002 include gains on the sale of investments of approximately $19 and $168 respectively, consisting of the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex), América Móvil S.A. de C.V. (América Móvil) and Amdocs Limited (Amdocs). We also recorded income of approximately $28 in the third quarter and for the first nine months related to market adjustments on Canadian dollar foreign-currency contracts. An additional increase for the first nine months was due to a gain of $148 on the redemption of a portion of our interest in Bell Canada Holdings Inc. (Bell Canada). These increases were partially offset by a charge of approximately $32 in the third quarter and for the first nine months for the reduction in the value of wireless properties that may be received as a settlement of a receivable. Decreases for the first nine months also included approximately $12 related to the permanent declines in the value of cost investments and $75 related to the decrease in value of our investment in Williams Communication Group Inc. (Williams) combined with a loss on the sale of our webhosting operations.

The third quarter and first nine months of 2001 included gains on the sale of investments of approximately $78 and $301, consisting of the sale of Amdocs shares, our investment in Transasia Telecommunications and other investments. Increases in the first nine months included a reduction of a valuation allowance of $120 on a note receivable related to the sale of SBC Ameritech’s SecurityLink business, as well as gains of approximately $46 recognized for market adjustments on shares of Amdocs, which were used for deferred compensation. An offsetting deferred compensation expense was recorded in operations and support expense. These gains were partially offset by dividends paid on preferred securities issued by Ameritech subsidiaries of approximately $7 in the third quarter and $29 for the first nine months of 2001, as well as minority interest of $16 for the first nine months of 2001. The amount of our minority interest expense during 2001 was significantly lower than 2000 due to the contribution of our wireless properties to Cingular in the fourth quarter of 2000. Additionally, in the first nine months of 2001, we recognized combined expenses of approximately $401 related to valuation adjustments of Williams and certain other cost investments accounted for under Financial Accounting Standards Board Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (FAS 115). These valuation adjustments resulted from an evaluation that the decline was other than temporary. Also, in the first nine months, we recognized an expense of approximately $581 related to an endowment of Amdocs shares to the SBC Foundation and income of approximately $575 from the related mark to market adjustment on the Amdocs shares, for a net expense of $6.

Income taxes decreased $263, or 23.4%, in the third quarter and $707, or 21.5%, for the first nine months of 2002 and include the tax effect of normalizing items described in the Segment Results section. Income taxes were lower due primarily to lower income and a decrease in our effective tax rate. Our effective tax rate was 32.8% in the third quarter and 32.7% for the first nine months in 2002, as compared to 35.2% in the third quarter and 35.4% for the first nine months of 2001. This lower effective tax rate is primarily related to lower state taxes, including changes in the legal forms of various entities, increased realization of foreign tax credits and adoption of FAS 142, which eliminates the amortization of goodwill.

Extraordinary Item The first nine months of 2001 includes an extraordinary loss of $18, ($28 pre-tax, with taxes of $10) related to the early redemption of approximately $1,000 of our TOPrS.

Cumulative Effect of Accounting Change On January 1, 2002, we adopted FAS 142. Adoption of FAS 142 means that we stop amortizing goodwill and at least annually, we must test the remaining book value of goodwill for impairment. Any future impairments will be recorded in operating expenses. During the first quarter of 2002 we performed the initial impairment test of goodwill under FAS 142 and determined that goodwill related to our investment in Sterling Commerce Inc. was impaired by $1,791. During the second quarter of 2002, Cingular completed their analyses of their goodwill and other unamortizable intangibles under FAS 142. They determined that an impairment existed. Our portion of the impairment was $19. As a result, our first-quarter 2002 net loss was changed from a net loss of $81, or $0.02 per share, to a net loss of $100, or $0.03 per share. We expect that our international holdings will complete their analysis by the end of the year. Any FAS 142 impairment resulting from that analyses will be reflected as a cumulative effect of accounting change at January 1, 2002 and will require us to change the first quarter of 2002 results. See Note 1.

Selected Financial And Operating Data

At September 30, or for the nine months then ended:	2002	2001
Debt ratio	42.6%	43.8%
Network access lines in service (000)	57,628	60,230
Wholesale lines (000)	5,062	3,423
Access minutes of use (000,000)	202,761	213,527
Cingular Wireless customers * (000)	22,076	21,279
Number of employees #	182,440	216,740

*Amounts represent 100% of the customers of Cingular. The 2001 amount also includes the customers of Cellular Communications of Puerto Rico (CCPR), which was contributed by us to Cingular in September 2001.
#The 2001 employee count includes approximately 16,000 employees that became Cingular employees on or before December 31, 2001.

Segment Results

For internal management reporting purposes, we exclude (i.e., normalize) special items from our results and analyze them separately. The net effect of excluding the normalizing items was to decrease net income by $87 in the third quarter but increase net income by $99 for the first nine months of 2002, and to decrease net income by $73 in the third quarter and $204 for the first nine months of 2001. In addition to the normalizing items, for internal management purposes, we include the 60% proportional consolidation of Cingular in our normalized results. The proportional consolidation of Cingular changes our normalized revenues, expenses, operating income and nonoperating items, but does not change our net income. The following table summarizes our normalized results for the third quarter and first nine months of 2002 and 2001.

Third Quarter	Nine-Month Period

Percent	Percent
2002	2001	Change	2002	2001	Change
Operating revenues	$12,781	$13,524	(5.5)%	$38,459	$40,254	(4.5)%
Operating expenses	10,121	10,387	(2.6)	30,109	31,145	(3.3)
Segment operating income	2,660	3,137	(15.2)	8,350	9,109	(8.3)
Segment income before income taxes	2,512	3,075	(18.3)	8,095	8,940	(9.5)
Income before extraordinary item and cumulative effect of accounting change	1,683	1,999	(15.8)	5,424	5,811	(6.7)
Extraordinary item, net of tax	-	-	-	-	(18)	-
Cumulative effect of accounting change, net of tax	-	-	-	(1,810)	-	-
Segment net income	1,683	1,999	(15.8)%	3,614	5,793	(37.6)%

Normalized results for 2002 excluded the following special items, with the affected segment(s) shown in brackets. Please see the Segment Normalization table following this discussion for the total effect of normalizing adjustment on each segment:

  Income of $326 ($212 net of tax) in the third quarter and for the first nine months (recorded in equity in net income of affiliates) consisting of 1) income of $371 ($257 net of tax) from our proportionate share of the gains at TDC and Belgacom related to the disposition of their Netherlands wireless operations as a result of a call by a subsidiary of Deutsche Telekom A. G. (Deutsche Telekom). The components of this amount included a gain at Belgacom of $75 ($49 net of tax) on the disposition and a direct and indirect gain at TDC of $296 ($208 net of tax); 2) a gain of $13 (with no tax effect) for a reduction in a previously recorded restructuring accrual at a TDC affiliate; and 3) a charge of $58 (with no tax effect) related to impairments on TDC’s investments in Poland, Norway and the Czech Republic. [International]
  Combined charges of $185 ($113 net of tax) in the third quarter and $413 ($265 net of tax) for the first nine months (recorded in operating expenses) for enhanced pension benefits and severance costs related to a work force-reduction program. The third-quarter enhanced pension benefits are net of associated pension settlement gains. [Wireline and Directory]
  A charge of $19 ($12 net of tax) in the third quarter and for the first nine months (recorded in operating expenses) for our proportionate share of severance and restructuring costs at Cingular. [Wireless]
  A charge of $101 ($68 net of tax) for the first nine months (recorded in equity in net income of affiliates) representing our proportionate share of restructuring costs at Belgacom. These costs were primarily related to a work force-reduction initiative. [International]
  A gain of $148 ($118 net of tax) for the first nine months (recorded in other income (expense) - net) on the redemption of a portion of our interest in Bell Canada. [International]
  Additional bad debt reserves of $125 ($84 net of tax) for the first nine months (recorded in operating expenses) as a result of the July 2002 WorldCom, Inc. (WorldCom) bankruptcy filing. [Wireline]

Normalized results for 2001 excluded the following special items, with the affected segment(s) shown in brackets:

  Pension settlement gains of $122 ($73 net of tax) in the third quarter and $961 ($592 net of tax) for the first nine months (recorded in operating expenses) related to management employees, primarily resulting from a fourth quarter 2000 voluntary retirement program net of costs associated with that program. [Wireline, Directory, International and Other]
  Combined charges of $401 ($261 net of tax) for the first nine months (recorded in other income (expense) - net) related to valuation adjustments of Williams and certain other cost investments accounted for under FAS 115. The charge in second quarter 2001 resulted from an evaluation that the decline was other than temporary. [Other]
  Reduction of a valuation allowance of $120 ($78 net of tax) for the first nine months (recorded in other income (expense) - net) on a note receivable related to the sale of SBC Ameritech's SecurityLink business. The note was collected in July 2001. [Other]
  Combined charges of $316 ($205 net of tax) for the first nine months (recorded in operating expenses) related to impairment of our cable operations. [Wireline and Other]

The following table summarizes by segment the net increase (decrease) of the normalizing items on income before income taxes, extraordinary items and cumulative effect of accounting change in the third quarter and for the nine month period ended September 30, 2002 and 2001.

Segment Normalization	Third Quarter	Nine-Month Period
2002	2001	2002	2001
Wireline	$186	$(104)	$527	$(878)
Wireless	19	-	19	-
Directory	(1)	(1)	(2)	(22)
International	(327)	(1)	(374)	(1)
Other	3	(16)	18	537
Total Normalizing Impacts	$(120)	$(122)	$188	$(364)

In addition, our normalized results in the third quarter and for the first nine months of 2001 include amortization expense related to goodwill and FCC licenses which are no longer amortized under FAS 142. If applied retroactively, this accounting change would have decreased the third quarter and first nine months of 2001 normalized operating expenses by approximately $89 and $267, increased equity in net income of affiliates by approximately $55 and $161, and increased income before extraordinary item and cumulative effect of accounting change by approximately $117 and $349, or $0.03 and $0.10 per share.

Normalized operating revenues decreased in the third quarter of 2002 due to the same factors that impacted reported operating revenues, partially offset by an increase in Cingular’s revenues. Normalized operating expenses decreased in the third quarter of 2002 primarily due to cost savings from work force reductions, lower equipment sales and the FAS 142 effect noted above, partially offset by increased employee benefit costs as discussed above.

Excluding the FAS 142 impact, our normalized diluted earnings per share, before extraordinary item and cumulative effect of accounting change in the third quarter and for the first nine months of 2002 would have declined 17.7% and 10.5%. A lower effective tax rate and a decline in our weighted average common shares outstanding favorably affected our normalized diluted earnings per share.

The following tables show components of normalized results of operations by segment. A discussion of significant segment results is also presented. Intercompany interest affects the segment results of operations but is not discussed as it is eliminated in consolidation. The consolidated results section discusses interest expense, interest income, equity in net income of affiliates, other income (expense) – net, income taxes, extraordinary item and cumulative effect of accounting change. Capital expenditures for each segment are discussed in Liquidity and Capital Resources.

Wireline
Normalized Results
Third Quarter	Nine-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating revenues
Voice	$6,158	$6,666	(7.6)%	$18,779	$20,142	(6.8)%
Data	2,441	2,395	1.9	7,257	7,164	1.3
Long-distance voice	594	624	(4.8)	1,773	1,842	(3.7)
Other	456	516	(11.6)	1,358	1,500	(9.5)
Total Operating Revenues	9,649	10,201	(5.4)	29,167	30,648	(4.8)
Operating expenses
Operations and support	5,769	5,918	(2.5)	17,117	17,895	(4.3)
Depreciation and amortization	2,117	2,127	(0.5)	6,335	6,261	1.2
Total Operating Expenses	7,886	8,045	(2.0)	23,452	24,156	(2.9)
Segment Operating Income	1,763	2,156	(18.2)	5,715	6,492	(12.0)
Interest Expense	264	297	(11.1)	773	953	(18.9)
Other Income (Expense) - Net	8	4	-	31	27	14.8
Segment Income Before Income Taxes	$1,507	$1,863	(19.1)%	$4,973	$5,566	(10.7)%

In the second quarter of 2002, we began reporting product-based revenue categories for this segment. The new categories, voice, data and long-distance voice, provide a presentation of our revenues that is more closely aligned with how we currently manage the business. Our wireline segment operating income margin was 18.3% in the third quarter of 2002, compared to 21.1% in the third quarter of 2001, and 19.6% for the first nine months of 2002, compared to 21.2% for the first nine months of 2001. The decline in our wireline segment operating income margins was due primarily to the loss of revenues from retail access lines caused by below-cost UNE-P, which was greater than the expense reductions in response to UNE-P, the weak U.S. economy, and increased competition, including technology substitution. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $508, or 7.6%, in the third quarter and $1,363, or 6.8%, for the first nine months of 2002 due primarily to the loss of retail access lines caused by below-cost UNE-P, the weak U.S. economy, and increased competition, including technology substitution. As compared to the prior year, our retail consumer and business access lines decreased by 7.6% and 7.0% respectively, and our total access lines declined by 4.3%. The revenue decrease associated with these continued access-line declines was approximately $283 in the third quarter and $765 for the first nine months. Access-line declines have also impacted vertical services revenues, which decreased approximately $64 in the third quarter and $59 for the first nine months. Equipment sales continued to decline in the third quarter, although at a decreasing rate, with a decrease of approximately $46 in the third quarter and $220 for the first nine months. Continued declines in the payphone business decreased revenue by $37 in the third quarter and $92 for the first nine months. In addition to the decreases in demand, revenues also decreased related to pricing factors, including the impact of the July 2000 Coalition for Affordable Local and Long Distance Service (CALLS) price-cap order, which decreased revenue by approximately $16 in the third quarter and $83 for the first nine months, and a California Public Utilities Commission (CPUC) UNE-pricing order which decreased revenue by approximately $26 in the third quarter and $35 for the first nine months. Revenue increased by approximately $22 in the third quarter but decreased by approximately $106 for the first nine months due to June 2001 Illinois legislation which increased 2001 revenues. The June 2001 Illinois legislation imposed new requirements on Illinois telecommunications companies relating to service standards, service offerings and competitors access to our network.

Data revenues increased $46, or 1.9%, in the third quarter and $93, or 1.3%, for the first nine months of 2002, due primarily to increased data-transport services revenues. Overall data growth continues to slow due to the weak U.S. economy and, in particular, by cutbacks at internet service providers and wholesale (long-distance and competitive local service providers) customers.

Data transport services represent about 75% of our total data revenues and increased 3.3% in the third quarter and 6.5% for the first nine months. DSL, our broadband internet-access service, increased data transport revenues by approximately $84 in the third quarter and $276 for the first nine months. DSL lines grew to approximately 1,954,000 compared to 1,187,000 at the end of the third quarter 2001. Continued growth in certain high-capacity services such as DS3s, SONET (a dedicated high-speed solution for multi-site businesses), and ATM were more than offset by decreases in other data-transport offerings, including ISDN, resulting in an overall decrease in high-capacity data revenues of approximately $23. For the first nine months, however, our high capacity data-transport revenues increased by approximately $143.

The increase in data-transport revenues was partially offset by a decrease in revenues from network integration and data equipment sales of approximately $50 in the third quarter and $408 for the first nine months. This decrease reflects our efforts in the third quarter of 2001 to de-emphasize low-margin equipment sales.

In addition, the impact of CALLS along with volume-related pricing incentives and other pricing initiatives decreased revenue approximately $12 in the third quarter and $81 for the first nine months. Partially offsetting this decline was a net increase in revenue of approximately $40 in the third quarter and $160 for the first nine months from our e-commerce offerings, primarily due to our acquisition of Prodigy Communications Corporation (Prodigy) in late 2001.

Long-distance voice revenues decreased $30, or 4.8%, in the third quarter and $69, or 3.7%, for the first nine months of 2002. Retail intraLATA long-distance (local toll) revenues decreased approximately $97 in the third quarter and $280 for the first nine months. This intraLATA revenue decrease was caused by a decline in minutes of use of approximately 24.5% in the third quarter and 20.7% for the first nine months, which decreased revenues by approximately $60 and $131 respectively. Additionally, access line losses decreased intraLATA revenues approximately $21 in the third quarter and $63 for the first nine months. As we have already opened our markets to competition, which is a requirement to gain approval to offer interLATA long-distance (traditional long-distance) in our entire 13-state area, we expect further losses in intraLATA revenues. Partially offsetting the intraLATA revenue decline, retail interLATA revenues increased approximately $32 in the third quarter and $127 for the first nine months, resulting from our 2001 entries into the Arkansas, Kansas, Missouri and Oklahoma long-distance markets in addition to our previous entries into the Texas and Connecticut markets.

Revenue from wholesale long-distance services provided to Cingular under a 2002 related-party agreement also offset the decrease in total long-distance voice revenue by approximately $35 in the third quarter and $84 for the first nine months. Excluding the revenues generated from our agreement with Cingular, long-distance voice revenues decreased approximately $65, or 10.4%, in the third quarter and $153, or 8.3%, for the first nine months.

Other operating revenues decreased $60, or 11.6%, in the third quarter and $142, or 9.5%, for the first nine months of 2002. Demand for directory and operator assistance, carrier billing and collection, and other miscellaneous products and services, including activation fees, decreased approximately $74 in the third quarter and $195 for the first nine months. Partially offsetting these decreases in demand, price increases added revenue of approximately $14 in the third quarter and $64 for the first nine months.

Operations and support expenses decreased $149, or 2.5%, in the third quarter and $778, or 4.3%, for the first nine months of 2002. Costs associated with equipment sales and related network integration services decreased approximately $84 in the third quarter and $554 for the first nine months primarily due to third-quarter 2001 efforts to de-emphasize low-margin equipment sales. In response to the below-cost UNE-P pricing, the sluggish economy and increased competition, including substitution, we have been forced to continue to reduce our work force, which decreased expenses approximately $146 in the third quarter and $444 for the first nine months. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $29 in the third quarter and $268 for the first nine months as we responded to the outmoded regulation and current economic environment. Termination of most vacation carry-over policies and reductions in other employee-related expenses such as travel, training and conferences decreased expenses approximately $55 in the third quarter and $163 for the first nine months. Reciprocal compensation expense decreased slightly in the third quarter and was essentially flat for the first nine months primarily due to lower rates, partially offset by growth in wireless and competitive local exchange carrier minutes of use on our network. Approximately $110 of the decrease in the first nine months was due to one-time expenses incurred in 2001 to implement Illinois legislation enacted in the second quarter of 2001.

The cost of our pension and health-care benefits increased approximately $155 in the third quarter and $599 for the first nine months primarily due to a decreased asset base of our employee pension benefit plans from lower investment returns the past two years and previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year. Increased medical and prescription drug claim costs and the reduction in the discount rate used for determining our pension and postretirement projected benefit obligations also contributed to the increased personnel benefit costs in the third quarter and for the first nine months of 2002. Our provision for uncollectible accounts decreased approximately $8 in the third quarter, which included the reversal of approximately $36 related to a revision of our estimation methodology, but increased approximately $66 for the first nine months of 2002. In addition, the acquisition of Prodigy increased expenses approximately $24 in the third quarter and $87 for the first nine months.

We recently announced that we expect to reduce our work force by approximately 9,000 jobs in the fourth quarter of 2002 and reduce capital spending in 2003 to approximately $5,000 in response to a continued weak economy and regulations that threaten our ability to recover the capital costs of our networks in some of our states. In particular, because of below-cost UNE-P rates, we have a reduced incentive to make further network innovations and investments in some states. See the Competitive and Regulatory Environment section for a further discussion of the regulatory pressures on our business.

Depreciation and amortization expenses decreased $10, or 0.5%, in the third quarter and increased $74, or 1.2%, for the first nine months of 2002. The decrease in the third quarter and overall slowing increases for the first nine months of 2002 are primarily due to our reduced capital expenditures. Expenses also decreased approximately $41 in the third quarter and $122 for the first nine months as goodwill is no longer amortized in accordance with FAS 142 (see Note 1).

Wireless
Normalized Results
Third Quarter	Nine-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating revenues
Subscriber revenue	$1,980	$1,903	4.0%	$5,807	$5,441	6.7%
Other	287	340	(15.6)	835	1,025	(18.5)
Total Operating Revenues	2,267	2,243	1.1	6,642	6,466	2.7
Operating expenses
Operations and support	1,596	1,506	6.0	4,605	4,400	4.7
Depreciation and amortization	317	313	1.3	911	912	(0.1)
Total Operating Expenses	1,913	1,819	5.2	5,516	5,312	3.8
Segment Operating Income	354	424	(16.5)	1,126	1,154	(2.4)
Interest Expense	140	127	10.2	409	411	(0.5)
Equity in Net Income of Affiliates	(3)	2	-	(13)	13	-
Other Income (Expense) - Net	(14)	5	-	(43)	26	-
Segment Income Before Income Taxes	$197	$304	(35.2)%	$661	$782	(15.5)%

We account for our 60% economic interest in Cingular under the equity method of accounting in our Consolidated Financial Statements since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. However, in the table above we use proportional consolidation in order to evaluate the results of Cingular for internal management purposes. This means that we include 60% of the Cingular revenues and expenses in our wireless segment results. The proportional consolidation of Cingular changes our normalized revenues, expenses, segment operating income and nonoperating items, but does not change our net income. We also include our proportionate share of depreciation and amortization expense from the Cingular-T-Mobile USA, Inc. (formerly known as VoiceStream Wireless Corporation) network sharing agreement, which Cingular accounts for on the equity method of accounting. The results in the table above also include our residual wireless properties that we hold which have not been contributed to Cingular. In the third quarter of 2002, we excluded $19 in one-time expenses from operations and support expenses for our proportionate share of severance and restructuring costs at Cingular.

Our wireless segment operating income margin was 15.6% in the third quarter of 2002, compared to 18.9% in the third quarter of 2001, and 17.0% for the first nine months of 2002, compared to 17.8% for the first nine months of 2001. The decline in our wireless segment operating income margins was due primarily to increased system costs from increased minutes of use, which was greater than the increased subscriber revenue. See further discussion of the details of our wireless segment revenue and expense fluctuations below.

Subscriber revenues increased $77, or 4.0%, in the third quarter and $366, or 6.7%, for the first nine months of 2002. The increase was primarily related to an increase in local minutes of use and an increase in customers as compared to the prior year. Also contributing to increased revenues were handset guaranty premiums paid by customers to a Cingular insurance subsidiary, related to a program that began in 2002. Partially offsetting these increases were the impacts of migrating certain existing customers to all-inclusive rate plans as well as a net decrease in customers of 107,000 during the quarter. Subscribers declined primarily due to increasing competition and the loss of approximately 199,000 former WorldCom subscribers, for whom we were acting as a re-seller. On average, Cingular has four to five other wireless competitors in each of its markets. At September 30, 2002, Cingular had approximately 22,076,000 customers.

Cingular continues to focus on increasing the number of digital post-paid customers obtained through direct sales because such customers tend to generate consistently higher revenues and have lower credit risk and acquisition costs than other types of customers. Accordingly, Cingular has revised its service offerings to attract these high-volume users rather than occasional users. This strategy contributed to increased subscriber revenues for the first nine months and, in combination with the continued economic slowdown and increasing competition, to lower customer additions for the first nine months of 2002 than in 2001.

Other revenues decreased $53, or 15.6%, in the third quarter and $190, or 18.5%, for the first nine months of 2002. The decrease was due to a decline in roaming revenues from other carriers, reflecting the continued build-out of competitors’ networks, which resulted in fewer roaming minutes on Cingular’s network by their subscribers and lower negotiated rates with other carriers.

Operations and support expenses increased $90, or 6.0%, in the third quarter and $205, or 4.7%, for the first nine months of 2002. The increase was due to increased system costs, which were caused by increased minutes of use resulting from increased demand for digital plans that have a larger number of included minutes combined with promotions for additional off-peak minutes. Also contributing to increased operations and support expenses were costs associated with the second-quarter 2002 launch of service in the New York City market and the continued increase in long-distance and roaming costs as plans continue to include these services for no additional charge. Cingular expects future long-distance and roaming costs to continue to increase as a result of the increased demand for these rate plans.

Depreciation and amortization expenses increased $4, or 1.3%, in the third quarter and decreased $1, or 0.1%, for the first nine months of 2002. Amortization expense decreased approximately $48 in the third quarter and $145 for the first nine months, as goodwill and FCC licenses are no longer amortized in accordance with FAS 142 (see Note 1). Higher plant levels virtually offset this decrease.

Directory
Normalized Results
Third Quarter	Nine-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$847	$947	(10.6)%	$2,602	$2,708	(3.9)%
Operating expenses
Operations and support	412	412	-	1,221	1,245	(1.9)
Depreciation and amortization	7	9	(22.2)	23	27	(14.8)
Total Operating Expenses	419	421	(0.5)	1,244	1,272	(2.2)
Segment Operating Income	428	526	(18.6)	1,358	1,436	(5.4)
Other Income (Expense) - Net	2	4	(50.0)	4	11	(63.6)
Segment Income Before Income Taxes	$430	$530	(18.9)%	$1,362	$1,447	(5.9)%

Operating revenues decreased $100, or 10.6%, in the third quarter and decreased $106, or 3.9%, for the first nine months of 2002. Approximately $97 of this decrease was due to a net change in the timing of directory publications. The net change included a decrease of approximately $130 related to a shift in publication dates from the third to the fourth quarter of 2002 partially offset by an increase of approximately $34 due to a shift in publication dates from the second to the third quarter of 2002. The timing of these directory publication dates was changed for various reasons, including responses to competitors’ publishing schedules and to streamline and maximize the efficiency of our selling and publishing schedules. Absent these shifts, demand for directory advertising services decreased approximately $3 in the third quarter and for the first nine months, reflecting increased competition and a weak U.S. economy.

Operations and support expenses were flat, in the third quarter and decreased $24, or 1.9%, for the first nine months of 2002. Expenses for the third quarter increased approximately $31, mostly due to increased benefit related costs. This increase was partially offset by a decrease in product-related expenses and a decrease of approximately $20 due to changes in publication dates from the third to the fourth quarter of 2002. The decrease in expenses for the first nine months was primarily the result of changes in publication dates from the third quarter to the fourth quarter of 2002.

International
Normalized Results
Third Quarter	Nine-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$9	$48	(81.3)%	$26	$173	(85.0)%
Operating Expenses	15	80	(81.3)	55	222	(75.2)
Segment Operating Income (Loss)	(6)	(32)	81.3	(29)	(49)	40.8
Interest Expense	(1)	13	-	37	23	60.9
Equity in Net Income of Affiliates	220	183	20.2	736	580	26.9
Other Income (Expense) - Net	41	76	(46.1)	198	303	(34.7)
Segment Income Before Income Taxes	$256	$214	19.6%	$868	$811	7.0%

Operating revenues decreased $39, or 81.3%, in the third quarter and $147, or 85.0%, for the first nine months of 2002. Revenues from our international segment are less than 1% of our consolidated revenues. The revenue decrease was primarily caused by the 2001 disposition of Ameritech Global Gateway Services (AGGS), our international long-distance subsidiary. The remaining decrease was due to lower management fee revenues.

Operating expenses decreased $65, or 81.3%, in the third quarter and $167, or 75.2%, for the first nine months of 2002. The decrease was due primarily to the disposition of AGGS, as mentioned above

Equity in net income of affiliates increased $37, or 20.2%, in the third quarter and $156, or 26.9%, for the first nine months of 2002. The increase includes approximately $55 in the third quarter and $161 for the first nine months resulting from the January 1, 2002 adoption of FAS 142, which eliminated the amortization of goodwill embedded in our investments in equity affiliates. Excluding the effects of adopting FAS 142, our equity in net income of affiliates would have decreased $18, or 9.8%, in the third quarter and $5, or 0.9%, for the first nine months of 2002.

The increase in equity in net income of affiliates for the first nine months includes approximately $145 from Belgacom’s sale of a portion of its Netherlands wireless operations to an unaffiliated special purpose entity (SPE). As part of the transaction, the SPE had the right to put the investment to a subsidiary of Deutsche Telekom. During the third quarter Deutsche Telekom issued an irrevocable call option notice calling all shares of the Netherlands wireless operations that were held by Belgacom and TDC. The transaction closed on September 25, 2002.

Additionally, the increase in equity in net income of affiliates was due to improved operating results of approximately $7 in the third quarter and $27 for the first nine months from the international mobile operations at TDC, Denmark’s primary communications operator. Also contributing to the increase for the first nine months of 2002 were TDC’s 2001 net restructuring charges of approximately $19.

In addition to the items already mentioned, equity in net income of affiliates increased due to a gain of approximately $27 for the first nine months from Bell Canada’s second-quarter 2002 sale of a portion of Telebec. Offsetting this increase were decreases for the first nine months of approximately $49 due to Bell Canada’s one-time gain in 2001 on its sale of Sympatico-Lycos and 2002 restructuring charges taken by Bell Canada of approximately $58. Our equity income from Bell Canada was also lower as compared to 2001 by approximately $35 in the third quarter and $60 for the first nine months of 2002, as a result of our May 2002 change from the equity method to the cost method of accounting for that investment. Our removal from day-to-day management and the progression of negotiations to sell our interest in Bell Canada resulted in this change (see Note 2).

Also contributing to the increases in equity in net income of affiliates was an increase in equity income from América Móvil of approximately $22 in the third quarter and $40 for the first nine months mainly due to deferred tax adjustments. Equity income from Telmex decreased $76 for the first nine months of 2002 as a result of increased financing costs in 2002 and the 2001 change in our reporting lag from two months to one month. Offsetting the increases in equity in net income of affiliates was a decrease of approximately $53 for the first nine months resulting from the second-quarter 2001 gain on the sale of AOL France by Cegetel S.A. (Cegetel), a French holding company that offers both mobile and fixed line services; and approximately $8 in the third quarter and $15 for the first nine months due to the reversal of an accrual in 2001 for bad debt expense at Telkom S.A. Limited (Telkom), South Africa’s primarily state-owned local exchange and long distance company.

Our equity in net income of affiliates by major investment is listed below:

Third Quarter	Nine-Month Period
2002	2001	2002	2001
América Móvil	$23	$1	$41	$1
Belgacom	27	17	186	41
Bell Canada	-	36	53	136
Cegetel	31	15	57	82
TDC	61	16	200	19
Telkom South Africa	13	25	30	45
Telmex	66	66	166	242
Other	(1)	7	3	14
International Equity in Net Income of Affiliates	$220	$183	$736	$580

Other
Normalized Results
Third Quarter	Nine-Month Period

		Percent			Percent
2002	2001	Change	2002	2001	Change
Operating Revenues	$75	$141	(46.8)%	$227	$458	(50.4)%
Operating Expenses	(46)	78	-	47	382	(87.7)
Segment Operating Income (Loss)	121	63	92.1	180	76	-
Interest Expense	178	195	(8.7)	512	705	(27.4)
Other Income (Expense) - Net	179	296	(39.5)	563	963	(41.5)
Segment Income Before Income Taxes	$122	$164	(25.6)%	$231	$334	(30.8)%

Our other segment results in the third quarter and for the first nine months of 2002 primarily consist of corporate and other operations. The third quarter and the first nine months of 2001 primarily include the results of our Ameritech cable television operations prior to its November 2001 sale.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview Passage of the Telecommunications Act of 1996 was intended to deregulate U.S. telecommunications markets. Despite passage of this Act, the telecommunications industry, particularly incumbent local exchange carriers such as our wireline subsidiaries, and advanced services including DSL, continue to be subject to significant regulation. The expected transition from an industry extensively regulated by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has not occurred as anticipated. Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the FCC for interstate services. For example, certain state commissions, including those in California, Illinois, Michigan, Ohio and Indiana, have significantly lowered the wholesale rates we are allowed to charge competitors, including AT&T and WorldCom for leasing parts of our network (unbundled network elements, or UNEs). When UNEs are combined by incumbent local exchange carriers into a complete set capable of providing total local service to a customer, then they are referred to as UNE-P. These mandated rates, which are below our cost, are resulting in increased competition in some states and significantly contributing to continuing declines in our access-line revenues and profitability. In the third quarter and first nine months of 2002, we lost approximately 751,000 and 1.8 million customer lines, respectively, to competitors who obtained UNE-P lines from us. These UNE-P regulations are also causing, in part, decreases in our switched access revenue and universal service and other fees designed to support operation of the network for all customers. During September 2002, in response to the sluggish economy, increased competition, substitution and the impact of UNE-P, we announced plans to cut approximately 9,000 jobs by the end of 2002 and 2000 additional jobs in early 2003 and we expect to reduce our 2003 capital expenditure budget to approximately $5,000, from less than $8,000 expected for 2002 (a reduction from the original 2002 budget of between $9,200 and $9,700). If current UNE-P regulations remain in place, we could experience additional and more significant declines in access-line revenues, which, in turn, could reduce returns on our invested capital and compel us to continue to further reduce capital expenditures and employee levels.

This continuing adverse and uncertain regulatory environment combined with the continued weakness in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business. A summary of significant third quarter 2002 regulatory developments follows.

Unbundled Network Elements/Line Sharing In May 2002, the United States Court of Appeals for the District of Columbia (Court of Appeals) granted petitions filed by several incumbents, including our wireline subsidiaries, and the United States Telecom Association to remand and vacate the FCC’s UNE Remand and Line Sharing Orders. The UNE Remand Order expanded the definition of UNEs and required incumbents, such as our wireline subsidiaries, to lease a variety of UNEs to competitors. The Line Sharing Order required incumbents to share the high frequency portion of local telephone lines with competitors so that competitors could offer DSL services on a national basis. The Court of Appeals overturned the FCC’s unbundling and line sharing rules. Specifically, the Court found that the FCC failed to properly apply the statutory “necessary and impair” requirement in deciding which UNEs needed to be unbundled and did not consider the costs of overly expansive unbundling requirements and the relevance of competition for broadband services from cable and, to a lesser extent, satellite offerings. The FCC and other parties petitioned the Court of Appeals for rehearing and a stay request. In September 2002, the Court of Appeals denied petitions for rehearing, but delayed the effectiveness of its decision until January 3, 2003. The ruling stated that the Court of Appeals anticipates the FCC will complete its triennial review of incumbent unbundling and line sharing obligations by year-end 2002.

We have voluntarily committed to maintain our affected line sharing offerings at least until February 15, 2003. During this period, we have indicated a willingness to work with our wholesale customers to develop mutually acceptable market-based offerings and prices related to line sharing. These actions are intended to provide certainty to our wholesale line sharing customers while preserving our rights. Our long-term success requires a balanced regulatory environment that encourages investment and results in sustainable, facilities-based competition, including the elimination of rules that require us to sell our lines and related services to competitors below our cost.

California Long Distance On September 20, 2002, we filed an application with the FCC to provide interstate and interexchange long-distance service in California and the FCC has 90 days from the filing date, or until December 19, 2002, to rule on the application. At least until we receive long-distance relief, we expect our competitive local service losses will continue at an increasing rate because of the very low UNE-P rates in California. We continue to seek interstate and interexchange long-distance approval in our other in-region states that do not have such authority and have filed applications with state commissions in Nevada, Illinois, Ohio, Michigan, Indiana and Wisconsin.

In conjunction with its September 2002 order that approved sending our long-distance application to the FCC, the CPUC did not decide whether state law intrastate long-distance requirements were satisfied. The CPUC recently issued a ruling calling for the parties to address the state law issues further in order to conclude its review. The CPUC is expected to issue a decision prior to the end of 2002.

California Marketing Ruling In August 2002, we paid approximately $15 from operating funds to the CPUC associated with its September 2001 marketing practices ruling.

Texas Rate Reclassification In October 2002, the Texas Public Utility Commission (TPUC) approved our Texas wireline subsidiary’s tariffs reclassifying 32 telephone exchanges (including Dallas, Fort Worth and Austin) to a higher rate group effective November 15, 2002. The higher tariffs are expected to increase annual revenues approximately $20. We also are entitled to recover the fees retroactively from the date of the TPUC’s original 1999 order allowing us to reclassify these exchanges (estimated at a minimum of $125, including interest, at September 30, 2002). Based on the present value of this gross amount, discounted for collectibility, we recorded revenue of $47 in the second quarter of 2002. Our method of recovery is subject to approval by the TPUC.

Michigan Legislation In July 2000, the Michigan legislature eliminated the monthly intrastate end-user common line (EUCL) charge and implemented price caps for certain telecommunications services. In July 2001, the United States Court of Appeals for the 6th Circuit (6th Circuit) ruled that we had demonstrated a substantial likelihood of ultimately showing that the price cap and the EUCL charge elimination were unconstitutional and stayed both provisions pending completion of the litigation. In September 2002, our Michigan wireline subsidiary and the State of Michigan tentatively settled this case by agreeing to reduce the intrastate EUCL charge. The settlement is subject to approval by the 6th Circuit, which has not issued a timeframe for resolution. If approved, the settlement is expected to result in an annual revenue decrease of approximately $29.

Out-of-Region Competition In conjunction with the FCC’s approval of our acquisition of Ameritech Corporation, the FCC required us to satisfy four performance conditions and imposed payments for failing to meet two conditions, namely, “Out-of-Region Competition” and “Opening Local Markets to Competition”. As of December 31, 2001, $1,900 in remaining potential payments through June 2004 could have been triggered if these two conditions were not met. The “Out-of-Region Competition” condition required us to complete initial entry requirements in 30 new markets across the country as a provider of local services and established penalties of up to $40 per market for failure to meet this condition. In August 2002, we notified the FCC that we have timely fulfilled all the requirements of this merger condition. As a result, at September 30, 2002 we could be subject to approximately $415 in remaining potential payments for the “Opening Local Markets to Competition” condition. We do not expect to make any material payments for failure to satisfy this condition.

Wireless Auction In October 2002, the United States Supreme Court (Supreme Court) heard oral arguments on the validity of the FCC’s spectrum auction process in which wireless licenses of bankrupt carriers were reclaimed by the FCC and reauctioned. Thirty of these licenses were won at auction by Salmon PCS (Salmon), a company Cingular has invested in, and have not been issued pending completion of the Supreme Court proceedings. If the Supreme Court rules in favor of the FCC, Cingular could be required to provide approximately $2,000 in debt or equity capital to Salmon to pay for the licenses upon conclusion of further proceedings. A Supreme Court decision is expected during 2003. Additionally, the FCC has requested comment on a proposal to release the winning bidders from their bids and payment obligations. Cingular has filed comments supporting this initiative. The FCC is expected to issue a decision during the fourth quarter of 2002.

OTHER BUSINESS MATTERS

Pension and Postretirement Benefits Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate funds sufficient to meet the plans’ benefit obligations to employees upon their retirement. Any plan contributions, as determined by ERISA regulations, are made to a pension trust for the benefit of plan participants. Trust assets consist primarily of private and public equity, government and corporate bonds, index funds and real estate. We do not anticipate any cash contributions to the trust will be required under ERISA regulations during 2002 or 2003. At December 31, 2001, pension plan assets exceeded our projected benefit obligation (PBO) by approximately $7,700 (funded status). Due to U.S. securities market conditions, our plans experienced investment losses during the first nine months of 2002 and a decline in pension assets; therefore, we expect the funded status at December 31, 2002 to be significantly lower than the prior year. Depending on final asset returns for 2002 and the discount rate used in valuing the liability, certain plans could have a PBO in excess of plan assets at December 31, 2002.

The PBO discussed above represents the actuarial present value of all benefits attributed by the pension benefit formula to previously rendered employee service. It is measured based on certain assumptions, including discount rates, expected return on plan assets and expected future employee compensation levels. GAAP also require a comparison of plan assets to the accumulated benefit obligation (ABO). In contrast to the PBO, the ABO represents the actuarial present value of benefits based on employee service and compensation as of a certain date and does not include an assumption about future compensation levels. Under GAAP, on a plan-by-plan basis, if the ABO exceeds plan assets and at least this amount has not been accrued, an additional minimum liability must be recognized, partially offset by an intangible asset for unrecognized prior service cost, with the remainder a direct charge to equity net of deferred tax benefits. Absent a significant appreciation in the value of pension assets, we expect, for certain plans, that the ABO will exceed plan assets at December 31, 2002. If this is the case, we will be required to record a direct charge to equity during the fourth quarter of 2002. The amount of the charge is dependent on economic factors, including asset returns for the remainder of 2002, and therefore cannot be estimated with any certainty at this time; however, we expect it will be substantial. This potential charge, while reducing equity and comprehensive income, will not affect our results of operations or cash flows.

We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue costs for active employees as they earn these benefits in accordance with GAAP. While many companies do not, we maintain Voluntary Employee Beneficiary Association trusts (totaling approximately $6,300 at December 31, 2001) to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. Trust assets consist principally of stocks, U.S. government and corporate bonds, and index funds. At December 31, 2001, our accumulated postretirement benefit obligation exceeded plan assets by approximately $13,900. Based on the market conditions noted above, we expect this amount to be higher at December 31, 2002.

In Note 8 and in the Consolidated Results section, we also discuss the effect that several factors, including the decline in the securities markets and adverse medical trends, have had on results of operations this year and are expected to have next year. As more fully discussed in those two places, in 2003 we expect combined net pension and postretirement cost of between $1,000 and $2,000.

New Accounting Standard Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, is effective January 1, 2003. The standard requires companies with legal obligations associated with the retirement of long-lived assets to recognize the fair value of the liability for these asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. We are currently evaluating the standard but do not expect it to have a material effect on our results of operations or financial position.

Pending Transaction In October 2002, we entered into an agreement to sell our 15% interest in Cegetel to Vodafone Group PLC (Vodafone) for approximately $2,270. For additional details see Note 2.

Disposition See Note 2 for a discussion of our disposition transactions related to Bell Canada.

Executive Appointment In November 2002, we appointed an officer to assume the responsibilities of our chief operating officer, who was named president and chief executive officer of Cingular.

WorldCom Bankruptcy On July 21, 2002, WorldCom and more than 170 related entities, hereafter referred to as “WorldCom”, filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our receivables from WorldCom as of the bankruptcy filing were approximately $325. At September 30, 2002, we had reserves of approximately $200 related to that filing. In addition to the reserves, we are withholding payments on amounts we owed WorldCom as of the filing date that equal or exceed the remaining $125. These withholdings relate primarily to amounts collected from WorldCom’s long-distance customers in our role as billing agent and other general payables. The bankruptcy court has recognized that some providers, including our subsidiaries, have certain rights to offset such pre-bankruptcy amounts they owe WorldCom against unpaid pre-bankruptcy charges WorldCom owes these providers. The court has also directed WorldCom to negotiate post-petition offset arrangements with these providers. We estimate our post-petition billing to WorldCom to be approximately $160 per month. To date, WorldCom has paid its post-petition obligations to us on a timely basis. WorldCom’s bankruptcy proceeding is still in its initial stages and the effect on our financial position or results of operations cannot be determined at this time

LIQUIDITY AND CAPITAL RESOURCES

We had $873 in cash and cash equivalents available at September 30, 2002. During the first nine months of 2002 and 2001 our primary source of funds continued to be cash provided by operating activities.

In October 2002, we entered into a 364-day credit agreement totaling $4,250 with a syndicate of banks replacing pre-existing credit agreements of approximately $3,700. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of September 30, 2002.

Our commercial paper borrowings decreased $3,206 during the first nine months of 2002, and at September 30, 2002, totaled $2,832, of which $2,451 had an original maturity of 90 days or less, and $381 had an original maturity of more than 90 but less than 365 days. In the first quarter of 2002 SBC International initiated a commercial paper borrowing program in order to simplify intercompany borrowing arrangements. Our total commercial paper borrowings include borrowings under this program of $2,283 at September 30, 2002.

Our investing activities during the first nine months of 2002 consisted of $4,998 in construction and capital expenditures, primarily in the wireline segment. Investing activities during the first nine months of 2002 also include proceeds of $116 relating to the sale of Amdocs shares, $197 related to the sale of Telmex and América Móvil L shares and $863 related to the second quarter 2002 sale of approximately 20% of our interest in Bell Canada. Cash paid for asset acquisitions in 2002 include approximately $300 for our first-quarter 2002 Yahoo! investment, $106 in payments to América Móvil for our purchase of a 50% non-controlling interest in CCPR and $164 cash paid for an investment in BCE, Inc. (BCE), an affiliate of Bell Canada.

Substantially all of our capital expenditures are made in the wireline segment. We expect to fund these expenditures using cash from operations, depending on interest rate levels and overall market conditions, and incremental borrowings. The wireless and international segments should be self-funding as they are predominantly equity investments and not direct Company operations. We expect to fund any directory segment capital expenditures using cash from operations.

We currently expect our capital spending for 2002 to be less than $8,000, excluding Cingular, reflecting previously announced reductions from the original 2002 capital expenditure budget of between $9,200 and $9,700. As discussed in our segment results section, we are reducing expenses in response to continued pressure from the U.S. economic and regulatory environments and our resulting lower revenue expectations. In line with these expectations, we target our capital spending for 2003 to be approximately $5,000, excluding Cingular, predominantly all of which we expect to relate to our wireline segment.

On November 11, 2002, BCE exercised its right to purchase our remaining 16% interest in Bell Canada at a price of 4,990 Canadian Dollars (CAD), to be paid by BCE with 250 CAD in BCE stock and the remainder in cash. See more detail in Note 2. The transaction is expected to close in the fourth quarter of 2002. We expect to use the proceeds from this transaction to pay down debt.

Upon the sale of our remaining interest in Bell Canada, BCE has the right to redeem notes held by us, at face value, for 314 CAD ($198 at September 30, 2002 exchange rates), plus accrued interest. Otherwise, the notes will mature on December 31, 2004. Our carrying value of the notes at September 30, 2002 was approximately $182.

As discussed in Other Business Matters, in October 2002, we agreed to sell our 15% interest in Cegetel to Vodafone for approximately $2,270 in cash, with a one-time pre-tax gain of approximately $1,500. We anticipate using the net proceeds from this transaction to pay down debt.

Short-term borrowings with original maturities of three months or less decreased $415 in the first nine months of 2002 as a result of our current focus on replacing short-term debt with long term debt. We also spent $1,398 in the first nine months of 2002 on the repurchase of shares of our common stock under the repurchase plans announced in January 2000 and in November 2001. As of September 30, 2002, we had repurchased a total of approximately 138 million shares of our common stock of the 200 million shares authorized to be repurchased. We do not expect to repurchase significant additional shares under these authorizations given our current intent to pay down our debt levels. Cash paid for dividends in the first nine months of 2002 was $2,660, or 2.7% higher than in the first nine months of 2001, due to an increase in dividends declared per share in 2002.

During the first quarter of 2002, we reclassified $1,000 of 20-year annual Puttable Reset Securities (PURS) from debt maturing within one year to long-term debt. The PURS, a registered trademark, contain a twenty-year series of simultaneous annual put and call options at par. These options are exercisable on June 2 of each year until June 2, 2021. At the time of issuance, we sold to an investment banker the twenty-year option to call the PURS on each annual reset date of June 2. If the call option is exercised, each PURS holder will be deemed to have sold its PURS to the investment banker. The investment banker will then have the right to remarket the PURS at a new interest rate for an additional 12-month period. The new annual interest rate will be determined according to a pre-set mechanism based on the then prevailing London Interbank Offer Rate (LIBOR). If the call option is not exercised on any given June 2, the put option will be deemed to have been exercised, resulting in the redemption of the PURS on that June 2. The proceeds of the PURS were used to retire short-term debt and for general corporate purposes. There are no special covenants or other provisions applicable to the global notes or the PURS. The company supports this long-term classification based on its intent and ability to refinance the PURS on a long-term basis.

In February 2002, we issued a $1,000 global bond. The bond pays interest semi-annually at a rate of 5.875%, beginning on August 1, 2002. The bond will mature on February 1, 2012. Proceeds from this debt issuance were used for general corporate purposes.

In March 2002, we issued two $500 one-year notes. The notes pay interest beginning on June 14, 2002, then quarterly on the 14th day of the month, thereafter. The interest rate is based on LIBOR, which is determined two London business days preceding the settlement date. Proceeds from this debt issuance were used to refinance debt.

In August 2002, we issued $1,000 global notes. The notes pay interest semi-annually at a rate of 5.875%, beginning on February 15, 2003. The notes will mature on August 15, 2012. Proceeds from this debt issuance were used primarily to repay a portion of our commercial paper borrowings and for general corporate purposes.

In October 2002, we called, prior to maturity, approximately $350 of multiple debt obligations that were originally scheduled to mature between October 2005 and April 2007. These notes carried interest rates ranging between 4.75% and 5.5%, with an average yield of 5.3%. We also redeemed, prior to maturity, approximately $55 of debt obligations during June 2002.

Contractual Commitments	2003	2004	2005
Capital Expenditures	$568	$111	$87
Commercial Paper	480	-	-
Long-term debt	1,330	832	1,087
Other short-term debt	1,000	-	-
Future minimum rental payments under noncancelable operating leases	306	301	215
Total Contractual Commitments	$3,684	$1,244	$1,389

Funding for these capital expenditures will be provided by cash from operations or through incremental borrowings.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2002

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in Millions except per share amounts

In June 2002, we entered into an agreement to sell our 20% ownership interest in Bell Canada Holdings Inc. (Bell Canada) to BCE, Inc. (BCE), the 80% owner. We redeemed a portion of our interest in June 2002, with proceeds received in July 2002.

On November 11, 2002, BCE exercised its right to purchase our remaining 16% interest in Bell Canada at a price of 4,990 CAD, to be paid by BCE with 250 CAD in BCE stock and the remainder in cash. The transaction is expected to close in the fourth quarter of 2002. We expect to recognize a pre-tax gain of approximately $520. In anticipation of receipt of CAD, we have entered into a series of foreign currency exchange contracts to provide us with a fixed rate of conversion of these CAD proceeds into U.S. dollars.

In July 2002, we entered into a series of forward contracts to sell 1,500 CAD on January 3, 2003, at an average exchange rate of 1.53. There was no initial up-front cost to enter into these contracts. As the amount of the remaining proceeds that we would receive in CAD was uncertain, we entered into two put option contracts, which give us the right to sell up to 3,192 CAD on January 3, 2003, at an average exchange rate of 1.57. We paid fees of approximately $28 to enter into these contracts. At September 30, 2002, the fair value of these contracts discussed above increased by $28 to approximately $56. This increase of $28 was recorded in other income (expense) – net in the third quarter of 2002.

Item 4. Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of November 7, 2002. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 7, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 7, 2002.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2002

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

  Adverse economic changes in the markets served by SBC Communications Inc. (SBC) or in countries in which SBC has significant investments.
  Changes in available technology and the effects of such changes including product substitutions and deployment costs.
  The final outcome of Federal Communications Commission proceedings, including rulemakings, and judicial review, if any, of such proceedings, including issues relating to jurisdiction and Unbundled Network Elements and Platforms (UNE-Ps).
  The final outcome of state regulatory proceedings in SBC’s 13-state area, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale rates, SBC’s broadband initiative known as Project Pronto, service standards and reciprocal compensation.
  Enactment of additional state, federal and/or foreign regulatory laws and regulations pertaining to our subsidiaries and foreign investments.
  Our ability to absorb revenue losses caused by UNE-P requirements and maintain capital expenditures.
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
  The impact of the wireless joint venture with BellSouth Corporation, known as Cingular Wireless, including marketing and product-development efforts, access to additional spectrum, technological advancements and financial capacity.
  Decisions by federal and state regulators and courts relating to bankruptcies of industry participants.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2002

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 2002, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 8,462 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $20.15 to $30.01, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)	Exhibits
10-m	Stock Savings Plan.
10-p	1996 Stock and Incentive Plan.
10-q	Non-Employee Director Stock and Deferral Plan.
10-w	2001 Incentive Plan.
12	Computation of Ratios of Earnings to Fixed Charges

(b)	Reports on Form 8-K
On October 16, 2002, we filed a Form 8-K, reporting on Item 5. Other Events. In the report we disclosed our agreement to sell our interest in Cegetel S.A. to Vodafone Group PLC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

November 13, 2002	/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, Edward E. Whitacre Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBC Communications Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Edward E. Whitacre Jr.

Edward E. Whitacre Jr.
Chairman and Chief Executive Officer

I, Randall Stephenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SBC Communications Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Randall Stephenson

Randall Stephenson
Senior Executive Vice President
     and Chief Financial Officer