Form 10-K
period 2002-12-31
SBC COMMUNICATIONS INC
filed 2003-03-14
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

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
Yes  X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes  X     No ___

Based on the closing price of $30.50 per share on June 28, 2002, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $101.4 billion.

As of February 28, 2003, 3,320,400,321 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of SBC Communications Inc.’s Annual Report to Shareowners for the fiscal year ended December 31, 2002 (Parts I and II).

(2)	Portions of SBC Communications Inc.’s Notice of 2003 Annual Meeting and Proxy Statement dated on or about March 14, 2003 (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Shares (Par Value $1.00 Per Share)	New York, Chicago and Pacific Stock Exchanges

6.875% Fifty Year Southwestern Bell Telephone Company Debentures, Due March 31, 2048	New York Stock Exchange

7.00% Forty Year SBC Communications Inc. Notes, Due June 1, 2041	New York Stock Exchange

TABLE OF CONTENTS

Item		Page
	PART I

1.	Business	1
2.	Properties	13
3.	Legal Proceedings	13
4.	Submission of Matters to a Vote of Security Holders	13

Executive Officers of the Registrant	14

	PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15
6.	Selected Financial and Operating Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures about Market Risk	15
8.	Financial Statements and Supplementary Data	15
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15

	PART III
10.	Directors and Executive Officers of the Registrant	16
11.	Executive Compensation	16
12.	Security Ownership of Certain Beneficial Owners and Management	16
13.	Certain Relationships and Related Transactions	17

	PART IV
14.	Controls and Procedures	17
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18

PART I

ITEM 1. BUSINESS

GENERAL

SBC Communications Inc. (SBC) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). SBC maintains an internet site at http://www.sbc.com. (This web site address is for information only and is not intended to be an active link or to incorporate any web site information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.

Throughout this document SBC is referred to as “we” or “SBC”.

History

SBC was formed as one of several regional holding companies created to hold AT&T Corp.‘s (AT&T) local telephone companies. On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. SBC subsidiaries merged with Pacific Telesis Group (PAC) in 1997, Southern New England Telecommunications Corporation (SNET) in 1998 and Ameritech Corporation (Ameritech) in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier into a total of 13 states. Our services and products have been marketed under several brands including SBC Ameritech, SBC Nevada Bell, SBC Pacific Bell, SBC SNET, SBC Southwestern Bell, and, through our joint venture with BellSouth Corporation (BellSouth), Cingular Wireless (Cingular). In December 2002, in order to further establish the public’s awareness of SBC as a national telecommunications provider, we moved our regional SBC brands to a single brand, SBC, for all states except Connecticut.

Scope

We rank among the largest providers of telecommunications services in the United States and the world. Through our subsidiaries, we provide communications services and products in the United States and have investments in more than 25 countries. We offer our services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long-distance services, internet services, telecommunications equipment, and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

  wireline subsidiaries provide primarily land and wire based services, wireless subsidiaries hold our investment in Cingular, which provides primarily radio wave based services, directory subsidiaries provide services related to directory advertising and publishing, international subsidiaries hold investments in primarily foreign entities outside of the United States, and other subsidiaries provide corporate operations, and prior to 2001, primarily provided security monitoring and cable television services.

Our principal wireline subsidiaries provide telecommunications services in thirteen states: California, Texas, Illinois, Michigan, Ohio, Missouri, Connecticut, Indiana, Wisconsin, Oklahoma, Kansas, Arkansas and Nevada (13-state area). Wireline local exchange services offered in the 13-state area are provided through regulated subsidiaries which operate within authorized regions (in-region) subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2002 SBC Annual Report to Shareowners under the heading “Operating Environment and Trends of the Business”, and is incorporated herein by reference pursuant to General Instruction G(2).

InterLATA Long-distance

We offer landline interLATA (traditional) long-distance services to customers in selected areas outside our wireline subsidiaries’ operating areas. Further, we offer interLATA wireline long-distance services to customers in Texas, Kansas, Oklahoma, Arkansas, Missouri, California and Connecticut. In December 2002, the Public Utilities Commission of Nevada approved our Nevada wireline subsidiary’s application to enter the interLATA long-distance market in Nevada and we filed for approval from the FCC on January 14, 2003. In January 2003, the Michigan Public Service Commission approved our Michigan wireline subsidiary’s application to enter the interLATA long-distance market in Michigan and we filed for approval from the FCC on January 16, 2003. The FCC must issue its decision within 90 days of our filings, if it deems our filings complete. Finally, we continue to seek long-distance approval in our other remaining in-region states and have filed applications with state commissions in Illinois, Indiana, Ohio and Wisconsin.

Broadband Initiative

In October 1999, we announced plans to upgrade our network to make broadband services available to approximately 80% of our U.S. wireline customers over the four years through 2003 (Project Pronto). Due to the weakening U.S. economy and an adverse regulatory environment, in October 2001 we announced a scale-back in our broadband deployment plans. Specifically, burdensome FCC and state commission regulations regarding our DSL network have added significantly to our costs and delayed our ability to earn a profit on DSL service. Our cable modem competitors are not subject to these regulations. This adverse regulatory environment was the primary reason we decided to slow the build-out of our broadband network. We expect to spend significantly less on capital expenditures due to this scale-back. Despite this scale-back, our DSL lines continue to grow and were approximately 2,199,000 at December 31, 2002 compared to 1,333,000 at the end of 2001 and we expect DSL to achieve profitability in early 2004. Our addressable broadband market included 66% of our consumer and small business locations at December 31, 2002.

The FCC began its review of the rules for the provision of domestic broadband services by incumbent local carriers or their affiliates in December 2001. The FCC is reviewing broadband services offered over cable, satellite and wireless platforms in addition to traditional wireline offerings. In February 2002, the FCC issued a notice of proposed rulemaking tentatively concluding that wireline broadband access services are information services rather than telecommunications services, which would result in less regulation. The FCC also is considering eliminating the requirement that wireline telephone companies provide the transmission component of broadband internet access services as stand-alone telecommunications services and whether it should adopt an alternative broadband access requirement for internet service providers. Cable operators have no obligation to provide third-party internet service providers access to their broadband networks at this time, although the FCC has initiated a proceeding to consider the issue.

In December 2002, the FCC ruled that advanced services, such as DSL, provided through one of our advanced services subsidiaries, are not subject to tariff regulations and cost study requirements. However, we are still required to retain cost data and offer our retail advanced services for resale at a discount. This ruling should allow us to respond more quickly to offerings by unregulated competitors. The FCC is expected to complete its broadband review in mid-2003 and the effect of the review on our results of operations and financial position cannot be determined at this time. In a separate proceeding, the FCC addressed other broadband issues; see “FCC Triennial Review” in “Recent Developments” below.

Wireless

Cingular, our wireless joint venture with BellSouth, began operations in October 2000. Cingular serves approximately 22 million wireless cellular and PCS subscribers and is the second-largest provider of mobile wireless voice and data communications services in the United States, based on the number of wireless subscribers. Cingular has access to licenses to provide cellular or PCS wireless communications services covering an aggregate population of potential subscribers, referred to as “POPs”, of approximately 231 million, or approximately 81% of the U.S. population, including 45 of the 50 largest U.S. metropolitan areas.

Cingular’s priorities for 2003 include promotion of the Cingular brand to expand its customer base profitably; continued realization of revenue and cost synergies offered by its formation; increasing the capacity, speed and functionality of its network through the continued rollout of wireless data services by overlaying Global System for Mobile Communications (GSM) voice, which is the standard digital cellular phone technology used in Europe and other countries around the world, and General Packet Radio Service (GPRS) high-speed data technology over its existing networks; development and promotion of advanced wireless data applications over multiple communications devices; and continued expansion of its existing footprint and network capacity by obtaining access to additional spectrum, primarily through spectrum exchanges, purchases, mergers or acquisitions.

BUSINESS OPERATIONS

Operating Segments

Our segments are strategic business units that offer different products and services and are managed accordingly. As required by U.S. generally accepted accounting principles (GAAP), our operating segment results follow our internal management reporting. We evaluate performance based on income before income taxes adjusted for special items. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) wireless; (3) directory; (4) international; and (5) other.

Additional information about our segments, including financial information and special items, is included under the heading “Segment Results” on pages 9 through 17 and in Note 4 of the 2002 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 74% of 2002 revenues from all our segments. Our wireline segment operates as both a retail and wholesale seller of communication services. We provide landline telecommunications services, including local, network access, data, long-distance services, internet services, and customer premises and private branch exchange (PBX) equipment. Our landline telecommunications subsidiaries serve approximately 31.4 million retail consumer, 19.5 million retail business, 5.7 million wholesale and 0.5 million other access lines, for a total of 57.1 million access lines in our 13-state area.

Services and Products

We divide our wireline services into four product-based categories – voice, data, long-distance and other.

Voice - Voice includes traditional local service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. Voice also includes vertical services (described below), fees to maintain wire located inside customer premises, pay telephones, and other miscellaneous voice products.

Vertical services are enhanced telephone services available to retail customers such as Caller ID, Call Waiting, and voice mail. Customers that subscribe to these services can have the number and/or name of callers displayed on their phone, be signaled that additional calls are incoming, and send and receive voice messages. These services are not regulated by the FCC and are generally more profitable than basic local phone service.

Data - Data includes traditional products, such as switched and dedicated transport, internet access and network integration, and data equipment sales.

Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. Integrated Services Digital Network (ISDN), Dedicated Frame Relay, DSL, Digital Services and Synchronous Optical Network (SONET) are examples of Dedicated Transport services. ISDN transmits voice, video, and data over a single line in support of a wide range of applications, including internet access. Frame Relay is a routing technology that breaks a data signal into individual pieces of data to travel at high speeds and then recombines the data prior to arriving at its destination. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services use dedicated digital circuits to transmit digital data at various high rates of speed. SONET provides customer access to our backbone network at various high speeds.

Network integration services include installation of business data systems, local area networking, and other data networking offerings. Internet access services include a wide range of products for residences and businesses, varying by market. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail, and high-speed access services.

Prodigy Acquisition

During 2000, we formed a relationship with Prodigy Communications Corporation (Prodigy) that combined our residential and small business internet operations. In the fourth quarter of 2001, we acquired Prodigy. Additional financial information on the Prodigy acquisition is contained in Note 2 of the 2002 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Yahoo! Alliance

In November 2001, we formed a strategic alliance with Yahoo! to provide co-branded broadband and dial-up service to residential customers nationwide. SBC and Yahoo! expanded the alliance in April 2002 to include co-branded broadband and dial-up services designed for small businesses. During the second quarter of 2002, the companies launched SBC Yahoo! Dial - a national dial-up internet service for residential users. During the third quarter, the companies launched SBC Yahoo! DSL for residential customers in SBC’s 13-state region. SBC and Yahoo! plan to launch co-branded services for small businesses in 2003.

Cisco Agreement

In December 2002, we formed a strategic marketing and sales agreement with Cisco Systems Inc. (Cisco) to provide business services that will combine Cisco’s equipment and our transport and integration services. We also intend to use select Cisco technology in our network infrastructure to deliver new services. Customers will be able to cost-effectively outsource these business services and SBC service centers will serve as a single point of contact.

Long-distance voice - Long-distance voice consists of all interLATA (traditional long-distance) and intraLATA (local toll) wireline revenues, including calling card and 1-800 services. Federal regulation prohibits us from providing interLATA wireline long-distance services in six of our 13 in-region states. We provide interLATA wireline long-distance to our customers in Texas, Kansas, Oklahoma, Arkansas, Missouri, California and Connecticut. In addition, since 1996, we have offered interLATA wireline long-distance services to customers in selected areas outside our 13-state region.

Other - Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

Wireless

Our wireless segment provides domestic wireless telecommunications services, including local, long-distance and roaming services. Wireless services and products offered also include certain enhanced services, paging services and wireless equipment. Due to the contribution of substantially all of our domestic wireless operations to Cingular (discussed below), reported operating revenues and expenses do not include revenues or expenses from Cingular; instead we reflect our 60% share of its net income as equity in net income of affiliates. Consequently, on a reported basis, our Wireless segment had no operating revenues.

While our reported operating revenues do not include Cingular’s results, we do include 60% of Cingular’s revenues and expenses (which equals our economic ownership percentage) when we analyze our operating segment results. On that segment basis, the wireless segment provided approximately 17% of 2002 revenues from all our segments.

Cingular Wireless Joint Venture

In April 2000, we formed a joint venture with BellSouth to provide domestic wireless services nationally. In October 2000, most of our and BellSouth’s wireless operations were contributed to Cingular, which then began operations. Economic ownership in Cingular is held 60% by us and 40% by BellSouth. We have equal voting rights and representation on the board of directors that controls Cingular. Because we share control equally, we use the equity method of accounting to account for our interest.

Cingular faces substantial competition in all aspects of its business as competition continues to increase in the wireless communications industry. Under current FCC rules, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio licensees may operate in each of Cingular’s markets. On average, Cingular has four to five other wireless competitors in each of its markets and competes for customers based principally on price, service offerings, call quality, coverage area and customer service.

Cingular’s competitors are principally five national (Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a larger number of regional providers of cellular, PCS and other wireless communications services. Cingular also competes with resellers and wireline service providers. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed in the future.

Additional information on Cingular is contained in the 2002 SBC Annual Report to Shareowners under the heading “Expected Growth Areas - Wireless” beginning on page 19 and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Our directory segment includes advertising, Yellow and White Pages directories and electronic publishing. The directory segment provided approximately 9% of 2002 revenues from all our segments. Our directory subsidiaries operate primarily in our 13-state region.

International

Our international segment includes all of our investments with primarily international operations. We have direct or indirect interests in businesses located in more than 25 countries and as of December 31, 2002, have international investments with a carrying value of approximately $7 billion (including approximately $700 million for our interest in Cegetel, which we sold in January 2003 for approximately $2.3 billion, and approximately $300 million in marketable equity securities of BCE, Inc.(BCE).) Our international investments include local and long-distance telephone services, wireless communications, voice messaging, data services, video services, internet access, telecommunications equipment, and directory publishing. We report earnings from this segment as equity in net income of affiliates rather than as operating revenue because this segment consists almost exclusively of equity investments rather than direct operations. Revenues from our international segment are less than 1% of 2002 revenues from all our segments.

We describe below our foreign equity investments and significant transactions relating to these investments. Financial information about this segment is included in Note 6 of the 2002 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Europe

We hold a 41.6% stake in TDC A/S (TDC), Denmark’s primary full-service communications operator. TDC has investments in full service communications providers in Switzerland with a 78.5% investment in Sunrise, and in Belgium with a 16.5% investment in Belgacom S.A. (Belgacom). TDC has investments in wireless services in the Ukraine, Lithuania, Poland, Austria and Germany. TDC also has investments in communications providers in the Czech Republic, Hungary, Finland, Norway and Sweden. We have the right to elect six of twelve members of the TDC Board of Directors, including the Chairman, who would cast any tie-breaking vote.

In January 2001, TDC acquired a majority interest in diAx A.G (diAx), a wireless and long-distance provider in Switzerland owned by SBC International and diAx Holdings. In the first quarter of 2003, TDC acquired the remaining shares from diAx Holdings, pursuant to an agreement negotiated at the time of the original transaction.

In Belgium, we hold a 17.5% stake in Belgacom, that country’s primary full-service telecommunications operator, and effectively own 24.4% of Belgacom when our direct stake is combined with the stake we hold indirectly through TDC. With approximately 4.7 million access lines and more than 3.5 million cellular customers, Belgacom provides local, long-distance, cellular and other communications services and offers directories and security services. During 2001, Belgacom entered into an agreement with an unaffiliated special purpose entity (SPE) that allowed Belgacom, at its discretion, the option to sell portions of its Netherlands wireless operations to the SPE in unspecified amounts until the end of 2002. The SPE had the right to put the investment to a subsidiary of Deutsche Telekom. During 2002, Deutsche Telekom issued an irrevocable call option notice calling all shares of the Netherlands wireless operations that were held by Belgacom and TDC. The transaction closed in September 2002.

In 2002, we agreed to sell to Vodafone Group PLC (Vodafone) our 15% equity interest in Cegetel S.A. (Cegetel), a joint venture that owns 80% of the second-largest wireless provider in France. The transaction closed in January 2003. Additional information on this transaction is contained in Note 2 of the 2002 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

North America

In the second quarter of 2002, we entered into two agreements with Bell Canada Holdings Inc. (Bell Canada): (1) to redeem a portion of our ownership in Bell Canada, representing approximately 4% of the company and (2) an agreement that gave BCE the right to purchase our remaining interest in Bell Canada, representing approximately 16% of the company, during the fourth quarter of 2002. Bell Canada redeemed our 4% interest in the second quarter of 2002. BCE exercised its right to purchase our remaining 16% interest in Bell Canada during the fourth quarter of 2002. Additional information on these transactions is contained in Note 2 of the 2002 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

We own a 7.6% equity share in Teléfonos de México, S.A. de C.V. (Telmex), Mexico’s largest national telecommunications provider of wireline services. Telmex operates approximately 14.5 million access lines. Through our relationship, we have worked with Telmex to develop an advanced network, and have helped Telmex achieve its goal of providing enhanced telephone service throughout Mexico.

We are a member of a consortium that holds all of the class AA shares of Telmex stock, representing voting control of the company. Another member of the consortium, Carso Global Telecom, S.A. de C.V. (Carso), has the right to appoint a majority of the directors of Telmex.

In February 2002, U.S. trade officials announced that they would formally ask for a World Trade Organization (WTO) panel to investigate the allegation that Mexico has unfairly kept U.S. companies from competing in its $12 billion telecommunications market. U.S. trade officials requested the WTO create a Dispute Settlement Board in April 2002 and the WTO completed the panel selection in July 2002. Telmex expects that the panel findings will be made final and published in July 2003.

As of December 31, 2002, Telmex had approximately 70% of the long-distance market in Mexico. Telmex’s share of international long-distance traffic may decline significantly when the proportional return mechanism expires. This mechanism guarantees Telmex the same percentage of incoming traffic as outgoing traffic. In 2002, Telmex and its competitors agreed to eliminate the proportional return mechanism and agreed on new settlement rates based on the point of destination or origination of the call. These rates will be in effect until January 2004, when the proportional return mechanism expires.

In 2000, Telmex spun-off its wireless and certain other operations to its shareowners as a separate business, América Móvil S.A. de C.V. (América Móvil), which serves more than 30 million wireless customers. We own a 7.6% interest in América Móvil.

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

South America

In January 2002, we purchased from América Móvil its approximately 50% of Cellular Communications of Puerto Rico (CCPR) for cash and a note redeemable for our investment in Telecom Americas. We retained the right to settle the note by delivering Telecom Americas shares. This represented a forward sale of our interest in Telecom Americas. In connection with this transaction, we reviewed the values at which we would carry CCPR and our interest in Telecom Americas and recognized a charge of $390 million ($262 million net of tax) for the reduction of our direct and indirect book values to the value indicated by the transaction. We based this valuation on a contemporaneous transaction involving CCPR and an independent third party. The charges were recorded in both other income (expense) – net $(341) million and equity in net income of affiliates $(49) million. América Móvil exercised its option to acquire our shares of Telecom Americas in July 2002.

Africa/Middle East

We hold an 18% indirect ownership stake in Telkom S.A. Limited (Telkom), South Africa’s largest local exchange and long-distance company. Currently, Telkom serves nearly 5.0 million access lines in South Africa, and also owns 50% of a second national wireless network serving more than 7.3 million wireless customers through Telkom’s wireless subsidiary, Vodacom.

We own a 9% stake in Amdocs Limited (Amdocs), a major supplier of billing and customer service software used by telecommunications companies worldwide. Amdocs, a Guernsey Island corporation, has operations throughout the world with many of its programming support services located in Israel.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years.

Percentage of Consolidated Total Reported Operating Revenues
2002	2001	2000
Wireline Segment
Voice	57%	58%	52%
Data	22%	21%	16%
Wireless Segment
Wireless subscriber	-%	-%	10%
Directory Segment
Directory advertising [1]	10%	10%	9%

[1]	Approximately 96%, 96% and 95% of directory advertising revenues were recorded in the Directory segment for 2002, 2001 and 2000. The remaining directory advertising revenues were recorded in the Wireline segment.

Voice and Data are included in the Wireline segment and each also exceeds 10% of the wireline segment’s total operating revenues. Beginning in 2001, all of our wireless segment revenues are reported in equity in net income of affiliates in our consolidated financial statements because they are generated by Cingular. Directory advertising revenues are included in our directory segment’s results of operations and are approximately 97% of directory’s total operating revenues.

We analyze our wireless segment’s results by including 60% of Cingular’s revenues and expenses, an amount that equals our economic ownership percentage. The below table shows the effect on our other classes of services (shown in the above table) if 60% of Cingular’s revenues are added to our total operating revenues.

Percentage of Consolidated Total Segment Operating Revenues (including Cingular)
2002	2001	2000
Wireline Segment
Voice	48%	49%	50%
Data	19%	18%	15%
Wireless Segment
Wireless subscriber	15%	13%	12%

GOVERNMENT REGULATION

In our 13-state area, our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services. Our wireline subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate our wireline subsidiaries for the use of their network by other carriers.

Additional information relating to federal and state regulation of our wireline subsidiaries is contained in the 2002 SBC Annual Report to Shareowners under the heading “Regulatory Developments” beginning on page 20, and is incorporated herein by reference pursuant to General Instruction G(2).

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

MAJOR CUSTOMER

No customer accounted for more than 10% of our consolidated revenues in 2002, 2001 or 2000.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2002 SBC Annual Report to Shareowners under the heading “Competition” beginning on page 23, and is incorporated herein by reference pursuant to General Instruction G (2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment. Applied research, technology planning and evaluation services are conducted at our subsidiary, SBC Technology Resources, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were not material in 2002, 2001 or 2000.

EMPLOYEES

As of January 31, 2003, we employed approximately 175,400 persons. Approximately two-thirds of our employees are represented by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW).

RECENT DEVELOPMENTS

FCC Triennial Review On February 20, 2003, the FCC, in its Triennial Review proceeding, issued a press release describing general rules it approved concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make available network elements on an unbundled and subsidized basis. These rules will replace the FCC’s previous unbundling rules, which have been vacated by the United States Court of Appeals for the District of Columbia (D.C. Court of Appeals). The FCC did not release a text of its decision prior to the filing of this Form 10-K and public information about the FCC’s ruling is somewhat limited. Additional information about the order and its implications for SBC will be known once the text of the decision is released. Set forth below is a summary of what we now know about the decision.

The Triennial Review decision, rather than establishing a uniform national structure for unbundled network elements (UNEs) as mandated by the D.C. Court of Appeals in May 2002, largely defers decisions on UNEs to the states, including rules for below-cost unbundled network element-platform (UNE-P). The FCC is also revising rules regarding combinations of unbundled loop and dedicated transport elements. (“Impairment”, when used below, has been defined by the FCC to mean an economic or operational barrier(s) to providing service; this term should not be confused with the GAAP term “impairment” used in a financial context in certain sections of our Annual Report.)

  UNE-P UNE-P is a combination of all of the network elements necessary to provide complete local service to a customer. To the extent that any one of those network elements is not required, the UNE-P itself cannot be required. From a practical perspective, the network element most relevant to the UNE-P is “switching”, i.e., the routing of telephone calls or data. In its decision, the FCC declined to reach any definitive conclusions with regard to the switching element, instead leaving to each state to determine the extent, if any, to which unbundled switching must be provided. The FCC did, however, establish certain presumptions in this regard. Specifically, it presumed that competitors are not “impaired” in their ability to serve larger business customers (those using a high capacity loop facility) without access to unbundled switching. It presumed that competitors are “impaired” in their ability to serve other customers. The decision purportedly will set forth specific criteria that each state commission may apply to determine, on a “granular” basis, whether impairment actually exists in a particular market. The state commissions will have three months to overcome the presumption of a lack of impairment for larger business customers. They are given nine months to complete the “granular” analysis for other customers. If the analysis concludes that impairment does not exist, there will be a three-year transition period off below-cost UNE-P, but the FCC did not offer any further details about that transition.

  Dedicated Transport The FCC redefines dedicated transport to include only those transmission facilities connecting incumbents’ switches or central offices, thus eliminating unbundling of entrance facilities (connections between the incumbent and competitor networks). The FCC concludes that competitive local exchange carriers are considered impaired if they do not have access to dark fiber (unused fiber that must be equipped with electronics before it can transmit a communications signal) and DS3 and DS1 capacity transport, except where alternative wholesale facilities are available. State commissions are to perform route-specific, “granular” analysis to determine if such alternative wholesale facilities exist for each of these services. Dark fiber and DS3 transport are also each subject to review by the state commissions to identify whether competing carriers are able to provide their own facilities. If state analysis determines that there is no impairment, incumbents will not be required to provide below-cost data transport services. (Data transport services, also referred to as “special access” services are a component of our wireline revenues.)

  Enhanced Extended Links (EELs) Incumbent local exchange carriers, such as our wireline subsidiaries, are currently required to provide combinations of unbundled loop and transport elements, i.e., EELs, to carriers that are using such combinations to provide a significant amount of local service. The Triennial Review decision apparently revises the test for determining when the “significant local service” test has been met. While the details of the new test have not been released, we do know that the decision eliminates the existing restriction on “commingling” UNEs with access services. The ability to order new combinations means that competitors, in some cases, can order unbundled loop and transport combinations without having first ordered them as special access services and then converting them to UNEs.

  Broadband The Triennial Review decision, as described in the FCC’s press release, eliminates unbundling of certain telecommunications technology that is primarily used for transmitting data and high-speed internet access across telephone lines. For example, it eliminates unbundling of the packet-switching capabilities (a highly efficient method of transmitting data) of incumbents’ local loops and eliminates unbundling of certain fiber-to-the-home (FTTH) loops. FTTH loops are fiber-optic loops that connect directly from carriers’ networks to customers’ premises. Traditional telephone lines are copper; fiber-optic lines are made of glass and can carry more information over far longer distances than copper. Under the new FCC rules, packet-switching and FTTH loops are not considered UNEs; therefore, our wireline subsidiaries will not be required to sell them to competitors at below-cost UNE prices. However, incumbents must continue to provide unbundled access to copper-loop and sub-loop lines and in areas where unregulated fiber-optic lines are installed in place of copper-loop lines, incumbents will be required to provide “narrowband service” (to be clarified in the decision text) unbundled access over the fiber-optic lines. Additionally, incumbents may face constraints on retiring copper-loop or sub-loop lines without prior state regulatory approval. Although our evaluation of this requirement depends on the scope and implementation standards included in the text of the FCC’s decision, continued operation of copper lines that we would otherwise have retired may increase our future expenses and require us to reduce our future capital expenditure budget.

  Under the FCC’s Line Sharing Order, incumbents, such as our wireline subsidiaries, were required to share, on an unbundled basis, the high-frequency portion of the local telephone lines with competitors so that competitors could offer DSL services on a national basis. As set forth in the FCC’s press release, under the Triennial Review decision, this high-frequency portion of the telephone line is no longer considered a UNE. During a three-year period, competitive carriers will be required to pay an increasing amount for the services and transition existing customers to new arrangements.

  UNE Pricing Rules The decision apparently clarifies two components of the FCC UNE-pricing rules that govern the rates incumbents, such as our wireline subsidiaries, charge competitors for interconnection and leasing portions of the incumbents’ telephone networks. First, it recommends that the cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market; and second, it states that that the use of accelerated depreciation may present a more accurate measure of calculating economic depreciation. It appears that much of this portion of the decision consists of suggestions rather than mandates and it is not clear the extent to which the states will adhere to these guidelines; therefore, the effects of this portion of the decision on our financial position and results of operations are uncertain at this time.

  Further Notice of Proposed Rulemaking (FNPR) The Triennial Review decision opens a FNPR to seek comment on whether the FCC should modify its “pick-and-choose” rule that permits requesting competitive carriers to opt into individual portions of interconnection agreements without accepting all the terms and conditions of the agreements.

Due to the lack of detailed information about the new rules in the FCC’s press release, we cannot analyze or quantify the effects of this decision until we review the text of the decision; however, the new unbundling rules will most likely create an even more uncertain and more complex regulatory environment for our wireline subsidiaries, possibly resulting in further reductions in capital expenditures and employment levels. As the new rules give each state commission the authority to determine which network elements are to be unbundled and to set UNE-P rules, the rules will likely vary by state as well as be subject to implementation and federal appeal on a state-by-state basis rather than uniform implementation and review at the federal level. Furthermore, several of the new rules, including the FCC’s finding of presumed impairment for switching, or UNE-P, appear legally suspect. The D.C. Court of Appeals, in vacating the FCC’s UNE Remand Order, mandated that the FCC apply a meaningful impairment standard when evaluating UNEs. However, in the Triennial Review decision, the FCC has provided rules that force incumbents to provide core facilities (i.e., switching and UNE-P) to competitors for at least another four years without any finding that competitors would be impaired without such facilities. Although some relief appears to have been provided by the broadband provisions of the FCC’s Triennial Review decision, the decision may create increased uncertainty and we expect that the decision may have an overall unfavorable effect on our results of operations and financial position. We will provide further information, as it becomes available, in our 2003 Forms 10-Q. The Triennial Review decision is expected to be effective 30 days after official publication and likely will be appealed by various parties.

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
  Continued weakness in the U.S. securities market and adverse medical cost trends.
  The final outcome of Federal Communications Commission proceedings, including the Triennial Review and other rulemakings, and judicial review, if any, of such proceedings, including issues relating to jurisdiction, unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).
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
  The ability of our competitors to offer product/service offerings at lower prices due to adverse regulatory decisions, including state regulatory proceedings relating to UNE-Ps.
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

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2002, approximately 99% of our property, plant and equipment was owned by our wireline subsidiaries. Network access lines represented approximately 39% of the wireline subsidiaries’ investment in telephone plant; central office equipment represented approximately 42%; land and buildings represented approximately 9%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented approximately 7%; and other miscellaneous property represented approximately 3%.

Substantially all of the installations of central office equipment are located in buildings and on land that we own. Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on the company’s financial position, results of operations or cash flows. As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of March 14, 2003)

Name	Age	Position	Held Since

Edward E. Whitacre Jr.	61	Chairman and Chief Executive Officer	1/1990

John H. Atterbury III	54	Group President-Operations	11/2002

James W. Callaway	56	Group President	11/1999

William M. Daley	54	President	12/2001

James D. Ellis	59	Senior Executive Vice President and General Counsel	3/1989

Karen E. Jennings	52	Senior Executive Vice President - Human Resources and Communications	10/1998

James S. Kahan	55	Senior Executive Vice President - Corporate Development	7/1993

Forrest E. Miller	50	Group President - Corporate Planning	10/2002

Randall L. Stephenson	42	Senior Executive Vice President and Chief Financial Officer	8/2001

Rayford Wilkins, Jr.	51	Group President	6/2002

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York, Chicago and Pacific stock exchanges as well as the Swiss Exchange. Our stock is traded on the London Stock Exchange through the SEAQ International Markets facility. The number of shareowners of record as of December 31, 2002 and 2001 were 1,027,716 and 1,086,775. We paid dividends, on a quarterly basis, totaling $1.08 per share in 2002 and $1.025 per share in 2001. During 2002, non-employee directors acquired from SBC shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each director also receives an annual grant of DSUs. During 2002 an aggregate of 93,113 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $20.15 to $38.50, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2002 SBC Annual Report to Shareowners under the headings “Quarterly Financial Information” on page 59, “Selected Financial and Operating Data” on page 4, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

Information required by this Item is included in the 2002 SBC Annual Report to Shareowners under the heading “Selected Financial and Operating Data” on page 4 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2002 SBC Annual Report to Shareowners on page 5 through page 30, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2002 SBC Annual Report to Shareowners under the heading “Market Risk” on page 29, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2002 SBC Annual Report to Shareowners on page 31 through page 60, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No changes in or disagreements with accountants have occurred on any accounting or financial disclosure matters during the period covered by this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Other information required by this Item 10 is included in the registrant’s definitive proxy statement, dated on or about March 14, 2003, under the heading “Board of Directors” beginning on page 10 which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 14, 2003, under the headings “Compensation of Directors” from page 13 through page 14, and “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation” but not including the Report of the Human Resources Committee on Executive Compensation, “Pension Plans”, and “Contracts with Management” from page 25 through page 40, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 14, 2003, under the heading “Common Stock Ownership of Directors and Officers” on page 15, which is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plan Information

The following table provides information as of December 31, 2002, concerning shares of SBC common stock authorized for issuance under SBC’s existing equity compensation plans.

Equity Compensation Plan Information (1)

Plan Category	Number of securities to be issued upon exercisee of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	74,758,152	$37.11	65,103,556 (2)
Equity compensation plans not approved by security holders	118,869,021	$40.20	33,823,778 (3)
Total	193,627,173	$39.00	98,957,334

(1)	In addition to the shares shown in the above table, certain stock options issued by companies acquired by SBC were converted into options to acquire SBC stock. As of December 31, 2002, there were 35,845,941 shares of SBC common stock subject to the converted options, having a weighted-average exercise price of $28.28. No further grants may be issued under the assumed plans.

(2)	Included in the total are up to 5,959,100 shares that may be issued as restricted stock and 18,000,000 shares that may be issued pursuant to performance shares under the 2001 Incentive Plan.

Also included are up to 7,383,167 shares that may be purchased under the Stock Savings Plan (a deferred compensation and stock option plan) by mid-level and above managers through payroll deductions, together with limited matching shares for managers who do not receive matching contributions in the 401(k) plan and shares issuable upon reinvestment of dividend equivalents. The shares purchased are not delivered to the employee until after retirement, subject to certain accelerated delivery provisions. Shares relating to restricted stock and performance shares from the 2001 Incentive Plan may also be deferred under the Stock Savings Plan (but without matching shares and stock options). Pending delivery of the deferred shares, the managers earn dividend equivalents that are reinvested in additional Shares. The Stock Savings Plan also has a stock option component, for which 13,278,154 shares are included in the table for future issuance. For each share purchased with payroll deductions, the manager receives approximately two such stock options, each having a term of ten years, which may be limited upon termination of employment. The Stock Savings Plan was approved by shareowners in 1994. The plan was amended in 2000 to increase the number of shares available for purchase under the plan (including shares from the company match and reinvested dividend equivalents) and shares subject to options by 8,000,000 and 13,000,000, respectively. The amounts shown for approved plans in columns (a) and (c) include these additional shares. Shareowner approval was not required or obtained for the amendment.

(3)	Plans that have not been approved by shareowners include the 1995 Management Stock Option Plan (1995 Plan), 2001 Stock Option Grant to Bargained-for and Certain Other Employees (Bargained-For Plan), and the Non-Employee Director Stock and Deferral Plan (Non-Employee Director Plan). The 1995 Plan and the Bargained-For Plan provide for grants of stock options to management employees (10 year terms) and Bargained-For employees (5 year terms), respectively, subject in each case to vesting requirements and shortened exercise terms upon termination of employment. Under the Non-Employee Director Plan, participants may elect to receive stock units in lieu of retainers and fees. In addition, each non-employee director receives an annual award of stock units equal in value to one and one-half times the annual retainer. Directors who become board members after November 21, 1997, also receive up to 10 annual grants of stock units equal to $13,000 each. The stock units are paid out in the form of SBC stock only after the termination of the employment of a director. Under the plan, 672,080 shares remain available under the plan and are included in the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant’s definitive proxy statement, dated on or about March 14, 2003, under the heading “Compensation of Directors” from page 13 through page 14 and “Contracts with Management” from page 37 through page 40, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. CONTROLS AND PROCEDURES

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 14, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 14, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 14, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of the report:

Page
(1) Report of Independent Auditors	*
Financial Statements covered by Report of Independent Auditors:
Consolidated Statements of Income	*
Consolidated Balance Sheets	*
Consolidated Statements of Cash Flows	*
Consolidated Statements of Shareowners’ Equity	*
Notes to Consolidated Financial Statements	*

* Incorporated herein by reference to the appropriate portions of the registrant’s annual report to shareowners for the fiscal year ended December 31, 2002. (See Part II.)

Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	21

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

Exhibit Number

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 30, 2000. (Exhibit 3-a to Form 10-K for 2000.)

3-b	Bylaws amended June 30, 2000. (Exhibit 3 to Form 8-K dated June 30, 2000.)

4-a	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-d to Form 10-K for 1999.)

4-c	Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co., Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-e to Form 10-K for 1999.)

10-a	Short Term Incentive Plan.

10-b	Supplemental Life Insurance Plan.

10-c	Supplemental Retirement Income Plan.

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988).

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later).

10-f	Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

10-g	Salary and Incentive Award Deferral Plan.

10-h	Executive Health Plan, formerly the Supplemental Health Plan.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-k to Form 10-K for 1997.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

10-k	Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC’s subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

10-l	Stock Savings Plan.

10-m	1992 Stock Option Plan. (Exhibit 10-n to Form 10-K for 2001.)

10-n	Officer Retirement Savings Plan. (Exhibit 10-q to Form 10-K for 1997.)

10-o	1996 Stock and Incentive Plan.

10-p	Non-Employee Director Stock and Deferral Plan.

10-q	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-q(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-r	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

10-s	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-s(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-t	Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group’s 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

10-t(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995.)

10-u	2001 Incentive Plan.

10-v	Employment Agreement between SBC and William M. Daley. (Exhibit 10-x to Form 10-K for 2001.)

10-w	Employment Agreement between SBC and Edward E. Whitacre Jr. (Exhibit 10-y to Form 10-K for 2001.)

10-x	2001 Stock Option Grant to Bargained-for and Certain Other Employees.

10-y	1995 Management Stock Option Plan.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of SBC’s Annual Report to shareowners for the fiscal year ended December 31, 2002. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of SBC.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

99-a	Annual Report on Form 11-K for the SBC Savings Plan for the year 2002 to be filed under Form 10-K/A.

99-b	Annual Report on Form 11-K for the SBC Savings and Security Plan for the year 2002 to be filed under Form 10-K/A.

We will furnish to shareowners upon request, and without charge, a copy of the annual report to shareowners and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

On October 16, 2002, we filed a Form 8-K, reporting on Item 5., Other Events, our agreement to sell our interest in Cegetel S.A. to Vodafone Group PLC.

No other reports on Form 8-K were filed during the fourth quarter of 2002.

Schedule II - Sheet 1
SBC COMMUNICATIONS INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Allowance for Uncollectibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses - Note (a)	(2) Charged to Other Accounts - Note (b)	Deductions - Note (c)	Balance at End of Period
Year 2002	$1,254	1,407	620	1,854		$1,427
Year 2001 (f)	$1,016	1,384	293	1,439	(d)	$1,254
Year 2000	$1,389	885	264	1,522	(e)	$1,016

__________

(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by SBC.
(c)	Amounts written off as uncollectible.
(d)	Includes $50 from the sale of SecurityLink.
(e)	Includes $81 transferred to Cingular.

Schedule II - Sheet 2
SBC COMMUNICATIONS INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Accumulated Amortization of Intangibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Expense	(2) Charged to Other Accounts	Deductions	Balance at End of Period
Year 2002	$771	199		-		477	(a)	$493
Year 2001	$746	481		1		457	(b)	$771
Year 2000	$1,325	1,268	(c)	(262)	(d)	1,585	(e)	$746

__________

(a)	Includes $364 related to goodwill which is no longer amortized under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
(b)	Includes $277 from the sale of SecurityLink and $101 transfer to Cingular.
(c)	Includes impairment of underlying assets at SecurityLink.
(d)	Primarily related to the transfer to Cingular.
(e)	Includes $962 transfer to Cingular and $670 related to impairment at SecurityLink.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

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
Edward E. Whitacre Jr.* Chairman and Chief Executive Officer

Principal Financial and
Accounting Officer:
Randall Stephenson Senior Executive Vice President and Chief Financial Officer
/s/ Randall Stephenson (Randall Stephenson, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer) March 14, 2003

Directors:
Edward E. Whitacre Jr.*	Charles F. Knight*
Gilbert F. Amelio*	Lynn M. Martin*
Clarence C. Barksdale*	John B. McCoy*
James E. Barnes*	Mary S. Metz*
August A. Busch III*	Toni Rembe*
William P. Clark*	S. Donley Ritchey*
Martin K. Eby, Jr.*	Joyce M. Roché*
Herman E. Gallegos*	Carlos Slim Helú*
Jess T. Hay*	Laura D’Andrea Tyson*
James A. Henderson*	Patricia P. Upton*
Bobby R. Inman*

* by power of attorney

CERTIFICATIONS

I, Edward E. Whitacre Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of SBC Communications Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Edward E. Whitacre Jr.

Edward E. Whitacre Jr.
Chairman and Chief Executive Officer

I, Randall Stephenson, certify that:

1.	I have reviewed this annual report on Form 10-K of SBC Communications Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Randall Stephenson

Randall Stephenson
Senior Executive Vice President
     and Chief Financial Officer