Form 10-Q
period 2003-03-31
SBC COMMUNICATIONS INC
filed 2003-05-12
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number 1-8610

SBC COMMUNICATIONS INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X  No

At April 30, 2003,  3,322,405,531 common shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts (Unaudited)
Three Months Ended March 31,
2003	2002
Operating Revenues
Voice	$5,766	$6,353
Data	2,479	2,391
Long-distance voice	578	591
Directory advertising	1,076	705
Other	434	482
Total Operating Revenues	10,333	10,522

Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	4,041	3,912
Selling, general and administrative	2,398	2,292
Depreciation and amortization	1,996	2,136
Total Operating Expenses	8,435	8,340
Operating Income	1,898	2,182
Other Income (Expense)
Interest Expense	(317)	(350)
Interest Income	136	142
Equity in net income of affiliates	365	437
Other income (expense) - Net	1,581	16
Total other income (expense)	1,765	245
Income Before Income Taxes	3,663	2,427
Income Taxes	1,208	800
Income Before Cumulative Effect of Accounting Changes	2,455	1,627
Cumulative Effect of Accounting Changes, net of tax	2,548	(1,820)
Net Income (Loss)	$5,003	$(193)

Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Changes	$0.74	$0.49
Net Income (Loss)	$1.51	$(0.06)
Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes	$0.74	$0.48
Net Income (Loss)	$1.50	$(0.06)
Weighted Average Number of Common Shares Outstanding (in millions)	3,320	3,347
Dividends Declared Per Common Share	$0.3325	$0.27

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
March 31, 2003	December 31, 2002
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,832	$3,567
Accounts receivable - net of allowances for uncollectibles of $1,192 and $1,427	6,337	8,540
Prepaid expenses	809	687
Deferred income taxes	1,490	704
Other current assets	1,069	591
Total current assets	14,537	14,089
Property, plant and equipment - at cost	131,990	131,755
Less: accumulated depreciation and amortization	78,591	83,265
Property, Plant and Equipment - Net	53,399	48,490
Goodwill - Net	1,643	1,643
Investments in Equity Affiliates	10,949	10,470
Notes Receivable from Cingular Wireless	5,922	5,922
Other Assets	14,348	14,443
Total Assets	$100,798	$95,057

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year	$1,805	$3,505
Accounts payable and accrued liabilities	9,013	9,413
Accrued taxes	1,542	870
Dividends payable	1,103	895
Total current liabilities	13,463	14,683
Long-Term Debt	18,469	18,536
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	13,465	10,726
Postemployment benefit obligation	13,923	14,094
Unamortized investment tax credits	235	244
Other noncurrent liabilities	3,604	3,575
Total deferred credits and other noncurrent liabilities	31,227	28,639
Shareowners' Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,991	12,999
Retained earnings	27,702	23,802
Treasury shares (at cost)	(4,389)	(4,584)
Additional minimum pension liability adjustment	(1,473)	(1,473)
Accumulated other comprehensive loss	(625)	(978)
Total shareowners' equity	37,639	33,199
Total Liabilities and Shareowners' Equity	$100,798	$95,057

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents (Unaudited)
Three months ended March 31,
2003	2002
Operating Activities
Net income (loss)	$5,003	$(193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,996	2,136
Undistributed earnings from investments in equity affiliates	(345)	(384)
Provision for uncollectible accounts	282	362
Amortization of investment tax credits	(9)	(9)
Deferred income tax expense	215	398
Gain on sales of investments	(1,574)	(90)
Cumulative effect of accounting changes, net of tax	(2,548)	1,820
Retirement benefit funding	(445)	-
Changes in operating assets and liabilities:
Accounts receivable	311	693
Other current assets	(126)	(216)
Accounts payable and accrued liabilities	(276)	(2,366)
Other - net	151	111
Total adjustments	(2,368)	2,455
Net Cash Provided by Operating Activities	2,635	2,262
Investing Activities
Construction and capital expenditures	(897)	(1,765)
Proceeds from short-term investments	(5)	-
Dispositions	2,270	83
Acquisitions	-	(406)
Net Cash Provided by (Used in) Investing Activities	1,368	(2,088)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	49	1,425
Issuance of other short-term borrowings	-	2,844
Repayment of other short-term borrowings	(1,070)	(3,738)
Issuance of long-term debt	-	994
Repayment of long-term debt	(841)	(151)
Purchase of treasury shares	-	(593)
Issuance of treasury shares	21	32
Dividends paid	(897)	(860)
Net Cash Used in Financing Activities	(2,738)	(47)
Net increase in cash and cash equivalants	1,265	127
Cash and cash equivalents beginning of year	3,567	703
Cash and Cash Equivalents End of Period	$4,832	$830
Cash paid during the three months ended March 31 for:
Interest	$413	$486
Income taxes, net of refunds	$223	$998

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars in millions
(Unaudited)
Three months ended March 31, 2003
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433
Capital in Excess of Par Value
Balance at beginning of year	$12,999
Issuance of treasury shares	(67)
Stock option expense	56
Other	3
Balance at end of period	$12,991

Retained Earnings
Balance at beginning of year	$23,802
Net income ($1.51 per share)	5,003
Dividends to shareowners ($0.33 per share)	(1,104)
Other	1
Balance at end of period	$27,702
Treasury Shares
Balance at beginning of year	(115)	$(4,584)
Purchase of shares	-	-
Issuance of shares	4	195
Balance at end of period	(111)	$(4,389)
Additional Minimum Pension Liability Adjustment
Balance at beginning of year	$(1,473)
Balance at end of period	$(1,473)
Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(978)
Other comprehensive income (see Note 2)	353
Balance at end of period	$(625)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
MARCH 31, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Throughout this document, SBC Communications Inc. is referred to as "we" or "SBC". The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our 2002 Annual Report to Shareowners.

Our subsidiaries and affiliates operate in the communications services industry both domestically and worldwide providing wireline and wireless telecommunications services and equipment as well as directory advertising and publishing services.

The consolidated financial statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. We account for our 60% economic interest in Cingular under the equity method since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. Neither Cingular nor any of our other equity method investments will qualify as a "variable interest entity" as described in Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (FIN 46). Accordingly, none of these investments will qualify for consolidation when FIN 46 becomes effective July 1, 2003 and our current accounting treatment of these entities will remain unchanged. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period's presentation.

Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include municipal securities, money market funds and auction securities (auction rate and/or perpetual preferred securities issued by domestic or foreign corporation, municipalities or closed-end management investment companies). At March 31, 2003, we held approximately $195 in municipal securities, $3,150 in money market funds and $1,175 in auction securities.

Revenue Recognition - Revenues and associated expenses related to nonrefundable, up-front wireline service activation fees are deferred and recognized over the average customer life of five years. Expenses, though exceeding revenue, are only deferred to the extent of revenue.

Certain revenues derived from local telephone and long-distance services (principally fixed fees) are billed monthly in advance and are recognized the following month when services are provided. Other revenues derived from telecommunications services, principally long-distance usage (in excess or in lieu of fixed fees) and network access, are recognized monthly as services are provided.

Prior to 2003, we recognized revenues and expenses related to publishing directories on the "issue basis" method of accounting, which recognizes the revenues and expenses at the time the initial delivery of the related directory is completed. See the discussion of our 2003 change in directory accounting in the "Cumulative Effect of Accounting Changes" section below.

Goodwill - Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested at least annually for impairment. There was no change in the carrying amount of goodwill from December 31, 2002.

Cumulative Effect of Accounting Changes

Directory accounting
Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the "issue basis" method to the "amortization" method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. Consequently, quarterly income tends to vary with the number of directory titles published during a quarter. The amortization method recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months. Consequently, quarterly income tends to average out over the course of a year. We decided to change methods because the amortization method has now become the more prevalent method used among significant directory publishers. This change will allow a more meaningful comparison between our directory segment and other publishing companies (or publishing segments of larger companies).

Our directory accounting change resulted in a noncash charge of $1,136, net of an income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003. Because the number of directory titles published during the first quarter traditionally has been lower than other quarters, the effect of this change was to increase consolidated pre-tax income and our directory segment income in the first quarter of 2003 by approximately $417 ($255 net of tax, or $0.08 per diluted share). However, the effects on future quarters in 2003 will not be the same, as the number of directory titles published in each quarter varies, with the largest number of titles published in the fourth quarter of the year.

Depreciation accounting
On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 sets forth how companies must account for the costs of removal of long-lived assets when those assets are no longer used in a company's business, but only if a company is legally required to remove such assets. FAS 143 requires that companies record the fair value of the costs of removal in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. To determine whether we have a legal obligation to remove our long-lived assets, we reviewed state and federal law and regulatory decisions applicable to our subsidiaries, primarily our wireline subsidiaries, which have long-lived assets. Based on this review, we concluded that we are not legally required to remove our long-lived assets, except in a few minor instances.

However, in November 2002, we were informed that the SEC staff concluded that certain provisions of FAS 143 require that we exclude costs of removal from depreciation rates and accumulated depreciation balances in certain circumstances upon adoption, even where no legal removal obligations exist. In our case, this means that for plant accounts where our estimated costs of removal exceed the estimated salvage value, we are prohibited from accruing removal costs in those depreciation rates and accumulated depreciation balances in excess of the salvage value. For our other long-lived assets, where our estimated costs of removal are less than the estimated salvage value, we will continue to accrue the costs of removal in those depreciation rates and accumulated depreciation balances.

Therefore, in connection with the adoption of FAS 143 on January 1, 2003, we reversed existing accrued costs of removal to the extent that it exceeded the estimated salvage value for those plant accounts. The noncash gain resulting from this reversal was $3,684, net of deferred taxes of $2,249, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

Beginning in 2003, for those plant accounts where our estimated costs of removal previously exceeded the estimated salvage value, we will now expense costs of removal only as we incur them (previously those costs had been recorded in our depreciation rates). As a result, our depreciation expense will decrease immediately and our operations and support expense will increase as these assets are removed from service. The effect of this change was to increase consolidated pre-tax income and our wireline segment income in the first quarter of 2003 by approximately $70 ($43 net of tax, or $0.01 per diluted share). We expect the effects on future quarters in 2003 to be approximately the same as the impact on the first quarter of 2003. However, over the life of the assets, total operating expenses recognized under this new accounting method will be approximately the same as under the previous method (assuming the cost of removal would be the same under both methods).

Goodwill and other intangible assets accounting
On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Adoption of FAS 142 means that we stopped amortizing goodwill, and at least annually we will test the remaining book value of goodwill for impairment. Any impairments subsequent to adoption will be recorded in operating expenses. We also stopped amortizing goodwill recorded on our equity investments. This embedded goodwill will continue to be tested for impairment under the accounting rules for equity investments, which are based on comparisons between fair value and carrying value. Our total cumulative effect of accounting change from adopting FAS 142 was a noncash charge of $1,820, net of an income tax benefit of $5, recorded as of January 1, 2002.

Adjusted results
The amounts shown below have been adjusted assuming that we had retroactively applied the new directory and depreciation accounting methods discussed above. (FAS 142 did not allow retroactive application of the new impairment accounting method, and did not allow these adjusted results to exclude the cumulative effect of accounting change from adopting FAS 142.)

Three months ended March 31,
2003	2002
Income before cumulative effect of accounting changes - as reported	$2,455	$1,627
Directory change, net of tax	-	187
Depreciation change, net of tax	-	46
Income before cumulative effect of accounting changes - as adjusted	$2,455	$1,860

Basic earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.74	$0.49
Directory change, net of tax	-	0.06
Depreciation change, net of tax	-	0.01
Income before cumulative effect of accounting changes - as adjusted	$0.74	$0.56

Diluted earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.74	0.48
Directory change, net of tax	-	0.06
Depreciation change, net of tax	-	0.01
Income before cumulative effect of accounting changes - as adjusted	$0.74	$0.55

Net income (loss) - as reported	$5,003	$(193)
Remove cumulative effect of accounting changes	(2,548)	-
Directory change, net of tax	-	187
Depreciation change, net of tax	-	46
Net income (loss) - as adjusted	$2,455	40

Basic earnings per share:
Net income (loss) - as reported	$1.51	$(0.06)
Remove cumulative effect of accounting changes	$(0.77)	$-
Directory change, net of tax	-	0.06
Depreciation change, net of tax	-	0.01
Net income (loss) - as adjusted	$0.74	0.01

Diluted earnings per share:
Net income (loss) - as reported	$1.50	(0.06)
Remove cumulative effect of accounting changes	(0.76)	-
Directory change, net of tax	-	0.06
Depreciation change, net of tax	-	0.01
Net income (loss) - as adjusted	$0.74	$0.01

2.	COMPREHENSIVE INCOME

The components of our comprehensive income (loss) for the three months ended March 31, 2003 and 2002 include net income (loss) and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2003 and 2002.

Following is our comprehensive income (loss):

Three months ended March 31,
2003	2002
Net income (loss)	$5,003	$(193)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	105	(24)
Unrealized gain (losses) on available-for-sale securities	248	(28)
Other comprehensive income (loss)	353	(52)
Total comprehensive income (loss)	$5,356	$(245)

3.	EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three months ended March 31, 2003 and 2002 is shown in the table below.

Three months ended March 31,
2003	2002
Numerators
Numerator for basic earnings per share: Income before extraordinary item and cumulative effect of accounting changes	$2,455	$1,627
Dilutive potential common shares: Other stock-based compensation	2	2
Numerator for diluted earnings per share	$2,457	$1,629

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,320	3,347
Dilutive potential common shares: Stock options	2	15
Other stock-based compensation	11	9
Denominator for diluted earnings per share	3,333	3,371

Basic earnings per share:
Income before cumulative effect of accounting changes	$0.74	$0.49
Cumulative effect of accounting changes	0.77	(0.55)
Net income (loss)	$1.51	$0.06

Diluted earnings per share:
Income before cumulative effect of accounting changes	$0.74	$0.48
Cumulative effect of accounting changes	0.76	(0.54)
Net income (loss)	$1.50	$(0.06)

At March 31, 2003 and 2002, there were issued options to purchase approximately 240 million shares of SBC common stock. Of these total options outstanding, the exercise prices of options to purchase 212 million shares during the first quarter of 2003 and 142 million shares during the first quarter of 2002 exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods.

4.	SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local and long-distance voice, switched access, data and messaging services.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. This segment replaces our previously titled “wireless” segment, which included 60% of Cingular’s revenues and expenses. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. In the first quarter of 2003 we changed our method of accounting for revenues and expenses in our directory segment. Results for 2003, and going forward, will be shown under the amortization method. This means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months. This accounting change will affect only the timing of the recognition of revenues and direct expenses. It will not affect the total amounts recognized.

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations. It also includes the equity income from our investment in Cingular, which is recorded in the “Equity in net income (loss) of affiliates” line in the Other column. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements.

In the tables below, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) - net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($4,832 in 2003 and $4,583 in 2002).

At March 31, 2003 or for the three months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,223	$3,590	$1,039	$6	$65	$-	$(3,590)	$10,333
Intersegment revenues	8	-	23	-	2	(33)	-	-
Total segment operating revenues	9,231	3,590	1,062	6	67	(33)	(3,590)	10,333
Operations and support expenses	5,903	2,386	473	21	74	(32)	(2,386)	6,439
Depreciation and amortization expenses	1,969	488	7	-	20	-	(488)	1,996
Total segment operating expenses	7,872	2,874	480	21	94	(32)	(2,874)	8,435
Segment operating income	1,359	716	582	(15)	(27)	(1)	(716)	1,898
Interest expense	-	225	-	-	-	317	(225)	317
Interest income	-	3	-	-	-	136	(3)	136
Equity in net income (loss) of affiliates	-	(72)	-	112	253	-	72	365
Other income (expense) - net	-	(1)	-	-	-	1,581	1	1,581
Segment income before income taxes	1,359	421	582	97	226	1,399	(421)	3,663

Segment assets	71,038	24,252	1,353	8,082	60,470	(40,145)	(24,252)	100,798
Investment in equity method investees	-	1,911	24	5,905	5,020	-	(1,911)	10,949
Expenditures for additions to long-lived assets	886	327	-	-	11	-	(327)	897

At March 31, 2002 or for the three months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,773	$3,543	$673	$7	$69	$-	$(3,543)	$10,522
Intersegment revenues	8	-	26	-	9	(43)	-	-
Total segment operating revenues	9,781	3,543	699	7	78	(43)	(3,543)	10,522
Operations and support expenses	5,796	2,426	380	23	47	(42)	(2,426)	6,204
Depreciation and amortization expenses	2,099	450	8	-	29	-	(450)	2,136
Total segment operating expenses	7,895	2,876	388	23	76	(42)	(2,876)	8,340
Segment operating income	1,886	667	311	(16)	2	(1)	(667)	2,182
Interest expense	-	225	-	-	-	350	(225)	350
Interest income	-	12	-	-	-	142	(12)	142
Equity in net income (loss) of affiliates	-	(58)	-	209	228	-	58	437
Other income (expense) - net	-	(24)	-	-	-	16	24	16
Segment income before income taxes	1,886	372	311	193	230	(193)	(372)	2,427

Segment assets	68,717	22,278	2,429	9,811	54,329	(41,108)	(22,278)	94,178
Investment in equity method investees	119	2,148	26	8,562	3,814	-	(2,148)	12,521
Expenditures for additions to long-lived assets	1,756	346	1	-	8	-	(346)	1,765

5.	SUBSIDIARY FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,341	$2,737	$5,978	$(723)	$10,333
Total operating expenses	41	1,846	2,118	5,153	(723)	8,435
Operating Income	(41)	495	619	825	-	1,898
Interest expense	105	66	56	193	(103)	317
Equity in net income of affiliates	4,974	-	-	378	(4,987)	365
Royalty income (expense)	-	(100)	(112)	212	-	-
Other income (expense) - net	188	1	3	1,614	(89)	1,717
Income Before Income Taxes	5,016	330	454	2,836	(4,973)	3,663
Income taxes	13	133	161	901	-	1,208
Income Before Cumulative Effect of Accounting Changes	5,003	197	293	1,935	(4,973)	2,455
Cumulative effect of accounting changes, net of tax	-	844	1,502	202	-	2,548
Net Income	$5,003	$1,041	$1,795	$2,137	$(4,973)	$5,003

Condensed Consolidating Statements of Income For the Three Months Ended March 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,586	$2,821	$5,642	$(527)	$10,522
Total operating expenses	15	1,832	2,134	4,886	(527)	8,340
Operating Income	(15)	754	687	756	-	2,182
Interest expense	107	78	69	200	(104)	350
Equity in net income of affiliates	(349)	-	-	443	343	437
Royalty income (expense)	117	(103)	(118)	104	-	-
Other income (expense) - net	90	-	1	165	(98)	158
Income Before Income Taxes	(264)	573	501	1,268	349	2,427
Income taxes	(71)	233	181	457	-	800
Income Before Cumulative Effect of Accounting Changes	(193)	340	320	811	349	1,627
Cumulative effect of accounting changes, net of tax	-	-	-	(1,820)	-	(1,820)
Net Income	$(193)	$340	$320	$(1,009)	$349	$(193)

Condensed Consolidating Balance Sheets March 31, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$4,717	$2	$10	$103	$-	$4,832
Accounts receivable - net	(263)	1,802	1,943	14,862	(12,007)	6,337
Other current assets	297	331	485	2,255	-	3,368
Total current assets	4,751	2,135	2,438	17,220	(12,007)	14,537
Property, plant and equipment - net	126	14,041	16,903	22,329	-	53,399
Goodwill - net	349	-	-	1,294	-	1,643
Investments in equity affiliates	36,611	-	-	9,095	(34,757)	10,949
Other assets	10,200	2,094	320	8,427	(771)	20,270
Total Assets	$52,037	$18,270	$19,661	$58,365	$(47,535)	$100,798

Debt maturing within one year	$-	$1,282	$2,885	$6,215	$(8,577)	$1,805
Other current liabilities	(258)	2,947	3,255	9,144	(3,430)	11,658
Total current liabilities	(258)	4,229	6,140	15,359	(12,007)	13,463
Long-term debt	7,594	3,679	2,567	5,361	(732)	18,469
Postemployment benefit obligation	3,513	3,147	3,161	4,102	-	13,923
Other noncurrent liabilities	3,549	3,109	2,658	8,027	(39)	17,304
Total shareowners’ equity	37,639	4,106	5,135	25,516	(34,757)	37,639
Total Liabilities and Shareowners’ Equity	$52,037	$18,270	$19,661	$58,365	$(47,535)	$100,798

Condensed Consolidating Balance Sheets December 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$3,406	$3	$10	$148	$-	$3,567
Accounts receivable - net	1,257	2,060	1,928	18,155	(14,860)	8,540
Other current assets	319	309	451	903	-	1,982
Total current assets	4,982	2,372	2,389	19,206	(14,860)	14,089
Property, plant and equipment - net	126	12,915	14,846	20,603	-	48,490
Goodwill	349	-	-	1,294	-	1,643
Investments in equity affiliates	33,953	-	-	8,150	(31,633)	10,470
Other assets	10,166	2,054	332	8,589	(776)	20,365
Total Assets	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Debt maturing within one year	$1,052	$1,287	$2,686	$8,341	$(9,861)	$3,505
Other current liabilities	798	3,073	3,199	9,107	(4,999)	11,178
Total current liabilities	1,850	4,360	5,885	17,448	(14,860)	14,683
Long-term debt	7,513	3,676	2,608	5,471	(732)	18,536
Postemployment benefit obligation	3,534	3,064	3,331	4,165	-	14,094
Other noncurrent liabilities	3,480	2,474	1,722	6,913	(44)	14,545
Total shareowners’ equity	33,199	3,767	4,021	23,845	(31,633)	33,199
Total Liabilities and Shareowners’ Equity	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$3,245	$851	$770	$(2,571)	$340	$2,635
Net cash from investing activities	(6)	(143)	(247)	1,764	-	1,368
Net cash from financing activities	(1,928)	(709)	(523)	762	(340)	(2,738)
Net Increase (Decrease) in Cash	$1,311	$(1)	$-	$(45)	$-	$1,265

Condensed Consolidating Statements of Cash Flows Three Months Ended March 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$2,618	$767	$654	$3,874	$(5,651)	$2,262
Net cash from investing activities	22	(390)	(459)	(1,261)	-	(2,088)
Net cash from financing activities	(2,421)	(370)	(276)	(2,631)	5,651	(47)
Net Increase (Decrease) in Cash	$219	$7	$(81)	$(18)	$-	$127

6.	RELATED PARTY TRANSACTIONS

We made advances to Cingular that totaled $5,922 at March 31, 2003 and December 31, 2002. We earned $109 in the first quarter of both 2003 and 2002 in interest income on these advances. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $102 in the first quarter of 2003, and $71 in the first quarter of 2002. The offsetting amounts are recorded by Cingular of which 60% flows back to us through Equity in Net Income of Affiliates.

7.	PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions will be required under ERISA regulations during 2003. During 2004, we expect that we will be required to make pension contributions of approximately $25. Also in the first quarter of 2003, while not required, we contributed $445 to a Voluntary Employee Beneficiary Association trust to partially fund postretirement benefits.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In the following table, gains are denoted with brackets and losses are not.

Three months ended March 31,
2003	2002
Pension Cost:
Service cost - benefits earned during the period	$183	$162
Interest cost on projected benefit obligation	417	445
Expected return on assets	(609)	$(857)
Amortization of prior service cost and transition asset	24	25
Recognized actuarial (gain) loss	15	(60)
Net pension (benefit) cost	$30	$(285)

Postretirement benefit cost:
Service cost - benefits earned during the period	$95	$74
Interest cost on accumulated postretirement benefit obligation	404	357
Expected return on assets	(123)	(173)
Amortization of prior service cost (benefit)	(27)	1
Recognized actuarial loss	105	12
Postretirement benefit cost	$454	$271

Combined net pension and postretirement (benefit) cost	$484	$(14)

Our combined net pension and postretirement cost increased $498 in the first quarter of 2003. This cost increase primarily resulted from net investment losses and previously recognized pension settlement gains reducing the amount of unrealized gains recognized in the current year.

Four other factors also increased our combined net pension and postretirement cost in the first quarter. First, this cost increased approximately $86 due to our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns. Second, our decision to reduce the discount rate used to calculate service and interest cost from 7.5% to 6.75% increased this cost approximately $41. Third, medical and prescription drug claim costs increased approximately $38. Fourth, in response to rising claim costs, we increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. This increase in the medical cost trend rate caused our combined net pension and postretirement cost to increase approximately $47 in the first quarter of 2003.

As a result of this increase in our combined net pension and postretirement cost, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. These changes reduced our postretirement cost approximately $57 in the first quarter of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, a continued weakness in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under GAAP we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed below, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets continue to decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Consolidated Results Our financial results in the first quarter of 2003 and 2002 are summarized as follows:

First Quarter
2003	2002	Percent Change
Operating revenues	$10,333	$10,522	(1.8)%
Operating expenses	8,435	8,340	1.1
Operating income	1,898	2,182	(13.0)
Income before income taxes	3,663	2,427	50.9
Income before cumulative effect of accounting changes	2,455	1,627	50.9
Cumulative effect of accounting changes, net of tax [1]	2,548	(1,820)	-
Net income (loss)	5,003	(193)	-

[1]	The first three months of 2003 includes cumulative effect of accounting changes of $2,548: a $3,684 benefit related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143); and a $(1,136) charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The first three months of 2002 includes a cumulative effect of accounting change related to a charge for the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Overview Our operating income declined $284, or 13.0%, in the first quarter of 2003 due primarily to the continued loss of revenues from retail access lines caused by providing below-cost Unbundled Network Element-Platform (UNE-P) wholesale lines, the weak U.S. economy, and increased competition, including technology substitution such as wireless and cable. (UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. See our Competitive and Regulatory Environment for further discussion of UNE-P.) An increase in our combined net pension and postretirement cost also contributed to the decline in operating income. The decline was partially offset by the effects of changing our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method (see Note 1). This accounting change resulted in increased operating income in the first quarter of 2003 of approximately $417. Absent that effect, operating income would have declined 32%. Our income before income taxes increased in the first quarter of 2003 due primarily to a gain of $1,574 on the sale of our investment in Cegetel S.A. (Cegetel) (see “Other Business Matters”).

Operating revenues Our operating revenues decreased $189, or 1.8%, in the first quarter of 2003 primarily due to the continued loss of retail access lines to UNE-P wholesale lines, the weak U.S. economy and increased competition including technology substitution. The revenue decline from these items was partially offset by the effects of our change in directory accounting mentioned above which increased first-quarter 2003 revenues by approximately $500.

Operating expenses Our operating expenses increased $95, or 1.1%, in the first quarter of 2003 primarily due to an increase in our combined net pension and postretirement cost of approximately $498 (see further discussion below). Expenses also increased due to the effects of our change in directory accounting mentioned above which increased first-quarter 2003 operating expenses by approximately $83. All other operating expenses combined decreased approximately $486, primarily driven by the decline in our work force (down over 15,000 employees compared to the first quarter of 2002), and a lower volume of equipment sales. Also included in the $486 decrease was the impact of the adoption of FAS 143, which decreased our depreciation expense by approximately $70 (see Note 1). In order to provide additional information, we have divided operating expenses into two separate categories: “Cost of sales” and “Selling, general and administrative”. Our “Segment Results” section provides details on the components of these categories.

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost increased approximately $498 in the first quarter of 2003. This cost increase primarily resulted from net investment losses and previously recognized pension settlement gains reducing the amount of unrealized gains recognized in the current year.

Four other factors also increased our combined net pension and postretirement cost in the first quarter. First, this cost increased approximately $86 due to our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns. Second, our decision to reduce the discount rate used to calculate service and interest cost from 7.5% to 6.75% caused this cost to increase approximately $41. Third, increased medical and prescription drug claim costs increased approximately $38. Fourth, in response to rising claim costs, we increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. This increase in the medical cost trend rate caused our combined net pension and postretirement cost to increase approximately $47 in the first quarter of 2003.

To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. These changes reduced our postretirement cost approximately $57 in the first quarter of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, a continued weakness in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under accounting principles generally accepted in the United States (GAAP) we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed below, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets continue to decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years (see Note 7).

Interest expense decreased $33, or 9.4%, in the first quarter of 2003. The decrease was due to decreased debt levels, primarily commercial paper, which was approximately $5,400 lower than the same period of the prior year.

Interest income decreased $6, or 4.2%, in the first quarter of 2003. The 2003 decrease was due to the fact that interest income in the first quarter of 2002 included interest associated with various tax settlements. This decrease was mostly offset by increased interest income resulting from higher average balances of investments held in 2003.

Equity in net income of affiliates decreased $72, or 16.5%, in the first quarter of 2003 primarily due to a decrease of approximately $97 in income from our international holdings. Results from our international holdings are discussed in detail in “International Segment Results”.

An increase of approximately $26 in our proportionate share of Cingular Wireless’ (Cingular) results, partially offset the decreased equity in net income of affiliates from our international segment. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our equity in net income of affiliates line item in our consolidated financial statements. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section.

Other income (expense) - net increased $1,565 in the first quarter of 2003. Results for the first quarter of 2003 were primarily attributable to a gain of approximately $1,574 on the sale of Cegetel.

Results for the first quarter of 2002 included a gain of approximately $90 on the sale of Amdocs Limited (Amdocs) shares. The gain was partially offset by a charge of approximately $60 related to the valuation of our investment in Williams Communications Group Inc. and a loss of approximately $15 on the sale of our webhosting operations.

Income taxes increased $408, or 51.0%, in the first quarter of 2003. The increase was due to higher income before income taxes, which was primarily due to the gain on the sale of our interest in Cegetel. Our effective tax rate for the first quarter of 2003 and 2002 was 33.0%.

Cumulative Effect of Accounting Changes Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. See Note 1 for further details. Our directory accounting change resulted in a noncash charge of $1,136, net of an income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

On January 1, 2003, we adopted FAS 143, which changed the way we depreciate certain types of our property, plant and equipment. See Note 1 for further details. The noncash gain resulting from adoption was $3,684, net of deferred taxes of $2,249, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

On January 1, 2002, we adopted FAS 142. Adoption of FAS 142 means that we stopped amortizing goodwill, and at least annually we will test the remaining book value of goodwill for impairment. See Note 1 for further details. Our total cumulative effect of accounting change from adopting FAS 142 was a noncash charge of $1,820, net of an income tax benefit of $5, recorded as of January 1, 2002.

Selected Financial And Operating Data

At March 31, or for the three months then ended:	2003	2002
Debt ratio [1]	35.0%	46.8%
Network access lines in service (000)	56,678	59,036
Wholesale lines (000)	6,424	3,935
Access minutes of use (000,000)	64,200	66,783
Number of SBC employees	173,940	189,130
Cingular Wireless customers [2] (000)	22,114	21,830

[1]	See our “Liquidity and Capital Resources” section for discussion.

[2]	Amounts represent 100% of the cellular/PCS customers of Cingular.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. As required by GAAP, our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local and long-distance voice, switched access, data and messaging services.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. This segment replaces our previously titled “wireless” segment, which included 60% of Cingular’s revenues and expenses. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. In the first quarter of 2003 we changed our method of accounting for revenues and expenses in our directory segment. Results for 2003, and going forward, will be shown under the amortization method. This means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months. This accounting change will affect only the timing of the recognition of revenues and direct expenses. It will not affect the total amounts recognized.

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations as well as the equity income from our investment in Cingular. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we record equity in net income of affiliates (from non-international investments) in the other segment.

The following tables show components of results of operations by segment. A discussion of significant segment results is also presented following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources”.

Wireline Segment Results
First Quarter
2003	2002	Percent Change
Segment operating revenues
Voice	$5,754	$6,346	(9.3)%
Data	2,479	2,391	3.7
Long-distance voice	578	591	(2.2)
Other	420	453	(7.3)
Total Segment Operating Revenues	9,231	9,781	(5.6)
Segment operating expenses
Cost of sales	3,837	3,764	1.9
Selling, general and administrative	2,066	2,032	1.7
Depreciation and amortization	1,969	2,099	(6.2)
Total Segment Operating Expenses	7,872	7,895	(0.3)
Segment Income	$1,359	$1,886	(27.9)%

Our wireline segment operating income margin was 14.7% in the first quarter of 2003, compared to 19.3% in first quarter of 2002. The decline in our wireline segment operating income margins was due primarily to the loss of revenues from retail access lines caused by below-cost UNE-P, which was greater than the expense reductions in response to UNE-P. Additional factors contributing to the margin decrease were loss of revenues from the weak U.S. economy and increased competition, and an increase in our combined net pension and postretirement cost. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $592, or 9.3%, in the first quarter of 2003 due primarily to the continued loss of retail access lines caused by providing below-cost UNE-P, the weak U.S. economy, and increased competition, including technology substitution. During the first quarter of 2003, as compared to 2002, our retail consumer and business access lines decreased by 10.3% and 6.4% respectively, and our total access lines declined by 4.0%. The revenue decreases associated with these continued access-line declines were approximately $352 in the first quarter. Revenues from calling features (e.g., Caller ID and voice mail) decreased approximately $112, also due in part to access-line declines. Revenue also decreased approximately $71 due to usage-based pricing (versus fixed fees) and other pricing responses to competitors’ offerings. Reduced demand for inside wire service agreements decreased revenues approximately $36, and our total payphone revenues decreased by approximately $24. Revenue decreased approximately $59 due to revenue recorded in the first quarter of 2002 related to Michigan legislation on our end-user common line charge. Settlements and billing adjustments with our wholesale customers also decreased revenues approximately $38 in the first quarter. Partially offsetting these revenue declines, demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $128.

Data revenues increased $88, or 3.7%, in the first quarter of 2003, reflecting strong DSL growth and stable high-capacity transport revenues. DSL, our broadband internet-access service, increased data transport revenues approximately $95 and the number of DSL lines grew to approximately 2,470,000 as compared to 1,515,000 during the same period of the prior year. Continued demand for certain high-capacity services such as DS3 lines, SONET (a private high-speed transmission technology for multi-site businesses), Frame Relay (a high-speed transmission technology for sending information over a network) and ATM (a very high-speed transmission technology used primarily for broadband networks) also increased revenues approximately $34. Partially offsetting these first quarter 2003 increases were of the federal Coalition for Affordable Local and Long Distance Service (CALLS) order, which decreased data transport revenue approximately $17, and a decrease of approximately $25 in revenues from our e-commerce offerings.

Long-distance voice revenues decreased $13, or 2.2%, in the first quarter of 2003, reflecting declines in retail local toll revenues primarily due to competition in all 13 states which was partially offset by increases in long-distance revenues in the states where we were authorized to offer it. During the first quarter of 2003, retail intraLATA long-distance (local toll) revenues decreased approximately $60, caused partially by a decline in minutes of use during the same period of the prior year of approximately 15.3% (which decreased revenues by approximately $34). IntraLATA revenues also decreased approximately $26 resulting from access line losses. As we have already opened our markets to competition, which is a requirement to gain approval to offer interLATA long-distance (traditional long-distance) in our entire 13-state area, we expect further losses in intraLATA revenues. Partially offsetting the intraLATA revenue decline, retail interLATA revenues increased approximately $44, resulting from our December 30, 2002, entry into the California long-distance market in addition to our previous entries into the Arkansas, Connecticut, Kansas, Missouri, Oklahoma and Texas long-distance markets. Future interLATA revenues will reflect our April 2003 entry into the Nevada market. We are now authorized to offer interLATA long-distance services in eight of our original 13 states and are currently seeking approval in all five states in our Midwest region.

Revenue of approximately $19 from wholesale long-distance services provided to Cingular under a 2002 related-party agreement also offset the decrease in total long-distance voice revenue in the first quarter of 2003. However, this did not have a material impact on our net income as the long-distance revenue was mostly offset when we recorded our share of equity income in Cingular. Excluding the revenues generated from our agreement with Cingular, long-distance voice revenues decreased approximately $32, or 5.4%, in the first quarter of 2003.

Other operating revenues decreased $33, or 7.3%, in the first quarter of 2003. Demand for directory and operator assistance, carrier billing and collection, and other miscellaneous products and services decreased revenues approximately $26. In addition, adjustments to wholesale billing and deferred activation fees also decreased revenues approximately $13. Partially offsetting these decreases, price increases in directory assistance increased revenues approximately $12.

Cost of sales increased $73, or 1.9%, in the first quarter of 2003. Cost of sales consists of costs we incur to sell our products and services, including the costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included here to the extent they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Our combined net pension and postretirement cost increased approximately $272, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Salary and wage merit increases awarded in 2002 and other bonus accrual adjustments increased expense approximately $138.

Expenses decreased approximately $119 due to fewer employees. Other employee-related expenses such as travel, training and conferences decreased approximately $27. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs also decreased approximately $135. Reciprocal compensation expense was flat in the first quarter due to the continued offsetting impacts of growth in wireless and competitive local exchange carrier minutes of use on our network, and lower rates in effect during the year. Also contributing to the decline in cost of sales was an adjustment in the first quarter of 2002 to our federal universal service fund payments of approximately $37.

Selling, general and administrative expenses increased $34, or 1.7%, in the first quarter of 2003. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included here to the extent they relate to employees who perform the functions listed in this paragraph.

Our combined net pension and postretirement cost increased approximately $133, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Advertising expense increased approximately $70 primarily driven by our launch of long-distance service in California and image and brand advertising. Salary and wage merit increases awarded in 2002 and other bonus accrual adjustments increased expense approximately $28.

Expenses decreased approximately $52 due to fewer employees. Other employee-related expenses such as travel, training and conferences decreased approximately $16. Our provision for uncollectible accounts decreased approximately $102 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs also decreased approximately $27.

Depreciation and amortization expenses decreased $130, or 6.2%, in the first quarter of 2003. Approximately $85 of the decrease relates to the change in our depreciation rates when we adopted FAS 143 (see Note 1). The remaining decrease is the result of our continued reduction in capital expenditures, which began in late 2001.

Cingular Segment Results
First Quarter
2003	2002	Percent Change
Segment operating revenues
Service revenues	$3,346	$3,316	0.9%
Equipment revenues	244	227	7.5
Total Segment Operating Revenues	3,590	3,543	1.3
Segment operating expenses
Cost of services and equipment sales	1,169	1,127	3.7
Selling, general and administrative	1,217	1,299	(6.3)
Depreciation and amortization	488	450	8.4
Total Segment Operating Expenses	2,874	2,876	(0.1)
Segment Operating Income	716	667	7.3
Interest Expense	225	225	-
Equity in net income (loss) of affiliates, net	(72)	(58)	(24.1)
Other, net	2	(12)	-
Segment Income	$421	$372	13.2%

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e. 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our reported results include Cingular’s results in the “Equity in Net Income of Affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis. Accordingly, in the segment table above, we present 100% of the Cingular revenues and expenses under “Segment operating revenues” and “Segment operating expenses”. Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income, but does not affect our consolidated reported net income.

Our Cingular segment operating income margin was 19.9% in the first quarter of 2003, compared to 18.8% in the first quarter of 2002. The increase in our Cingular segment operating income margin was due primarily to reduced selling, billing and other expenses related to 2002 conversion and reorganization programs, which offset the increased network and depreciation expenses. The slower growth in revenues continues to reflect the impact of competition on pricing levels and customer growth. See further discussion of the details of the Cingular segment revenue and expense fluctuations below.

Service revenues increased $30, or 0.9%, in the first quarter of 2003. Increases in data services, local minutes of use and customers as compared to the prior year contributed approximately $105 to the increase in service revenues. Roaming and long-distance revenues from Cingular customers declined approximately $49 as customers continued to migrate to all-inclusive rate plans. Roaming revenues from other wireless carriers for use of Cingular’s network decreased approximately $24, primarily due to lower negotiated roaming rates, which offset the impact of increasing volumes.

Equipment revenues increased $17, or 7.5%, in the first quarter of 2003. An overall decrease in unit sales, primarily reflective of a 13.8% decline in gross customer additions, was more than offset by higher per unit handset pricing and a product mix change to higher priced handsets.

Cost of sales increased $42, or 3.7%, in the first quarter of 2003. The increase was primarily due to a 17.0% increase in minutes of use on the network, caused by increased demand for digital rate plans with more included minutes, network expansion and increased long-distance costs. Although network costs are increasing, efficiencies attributable to digital networks contribute to decreasing per-minute costs.

Selling, general and administrative expenses decreased $82, or 6.3%, in the first quarter of 2003. Selling expenses decreased approximately $49 due to reduced employee-related costs as a result of a sales operation reorganization in 2002, lower indirect commissions expense and reduced advertising and promotion costs. Compensation and benefits costs decreased approximately $36 due to a 2002 hourly workweek change for certain non-bargained employees and the 2002 workforce reorganization. Lower billing expenses, information technology and development costs due to reduced levels of system conversions also decreased expenses approximately $33. These reductions were partially offset by an increase of approximately $41 related to legal settlement and leasehold termination costs.

Depreciation and amortization expenses increased $38, or 8.4%, in the first quarter of 2003. The increase was primarily related to on-going capital spending plus accelerated depreciation on certain network assets, which began in 2003 when Cingular shortened the estimated remaining useful life of the assets.

Directory Segment Results
First Quarter
2003	2002	Percent Change
Total Segment Operating Revenues	$1,062	$699	51.9%
Segment operating expenses
Cost of sales	216	178	21.3
Selling, general and administrative	257	202	27.2
Depreciation and amortization	7	8	(12.5)
Total Segment Operating Expenses	480	388	23.7
Segment Income	$582	$311	87.1%

Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. The amortization method recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months. The first quarter of 2003 is shown on the amortization basis, while the first quarter of 2002 is shown on the issue basis.

Our directory segment income was $582 and the segment operating income margin was 54.8% in the first quarter of 2003, compared to $311 with a margin of 44.5% in the first quarter of 2002. Adjusted to eliminate the effects of the accounting change and shifts in the schedule of directory titles published, our directory segment income was $165 and the segment operating income margin was 29.5% in the first quarter of 2003, compared to $203 with a margin of 36.0% in the first quarter of 2002. The decrease in operating income of $38 as well as the decreased margin was due primarily to increased pension and postretirement costs combined with pressure on revenues from increased competition and lower demand from advertisers. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues increased $363, or 51.9%, in the first quarter of 2003. The accounting change contributed approximately $500 to the increase, while the shifts in the schedule of directory publications reduced revenues by approximately $135. Revenues decreased approximately $104 primarily related to a shift in publication dates from the first to the second quarter of 2003, and decreased $31 from extensions of book publication dates in 2002. Demand for directory advertising services decreased approximately $2 in the first quarter, reflecting increased competition and economic pressures on advertising customers.

Cost of sales increased $38, or 21.3%, in the first quarter of 2003. The accounting change increased expense approximately $37, while the shifts in the timing of directory publications reduced cost of sales by approximately $14. Pension and postretirement costs increased cost of sales approximately $24 in the first quarter.

Selling, general and administrative expenses increased $55, or 27.2%, in the first quarter of 2003. The accounting change increased expenses approximately $46, while the shifts in the timing of directory publications reduced selling expenses by approximately $14. Pension and postretirement costs increased selling, general and administrative expenses approximately $16 in the first quarter.

International Segment Results
First Quarter
2003	2002	Percent Change
Total Segment Operating Revenues	$6	$7	(14.3)%
Total Segment Operating Expenses	21	23	(8.7)
Segment Operating Income	(15)	(16)	6.3
Equity in Net Income of Affiliates	112	209	(46.4)
Segment Income	$97	$193	(49.7)%

Our international segment consists almost entirely of equity investments in international companies, the income from which we report as equity in net income of affiliates. Revenues from direct international operations are less than 1% of our consolidated revenues. We discuss our quarterly results first and then summarize in a table the individual results for our significant equity holdings.

Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries.

Segment operating revenues decreased $1, or 14.3%, in the first quarter of 2003 primarily due to lower management fee revenues.

Segment operating expenses decreased $2, or 8.7%, in the first quarter of 2003 primarily due to a decrease in corporate-allocated charges.

Equity in net income of affiliates decreased $97, or 46.4%, in the first quarter of 2003. The decrease in equity in net income of affiliates was partially due to gains on a sale which occurred in the first quarter of 2002. Specifically, these 2002 gains included approximately $63 from Belgacom S.A. (Belgacom), related to a sale of a portion of its Netherlands wireless operations and TDC A/S’s (TDC) gain of approximately $24 associated with that same sale. Equity income from Teléfonos de Mexico, S.A. de C.V. (Telmex) decreased approximately $43 due to unfavorable exchange rate impacts and a decline in operating results. The sale of Cegetel in the first quarter of 2003 caused equity income to decline approximately $6.

Partially offsetting the decreases, improved operating results from Belgacom’s wireline and wireless operations increased equity in net income of affiliates approximately $22. Also offsetting the decreases was a loss in 2002 at Bell Canada of approximately $7. Additionally, equity income from América Móvil S.A. de C.V. (América Móvil) increased approximately $5 resulting from improved operating results.

We expect 2003 equity in net income of affiliates to be lower than in 2002, mainly due to foregone equity income from the dispositions of Bell Canada and Cegetel, and gains on indirect asset sales which occurred in 2002.

Our equity in net income of affiliates by major investment at March 31, are listed below:

2003	2002
América Móvil	$8	$3
Belgacom	25	78
Bell Canada [1]	-	(7)
Cegetel [1]	-	6
TDC	55	64
Telkom South Africa	12	11
Telmex	9	52
Other	3	2
International Equity in Net Income of Affiliates	$112	$209

[1]	Investment sold

Other Segment Results
First Quarter
2003	2002	Percent Change
Total Segment Operating Revenues	$67	$78	(14.1)%
Total Segment Operating Expenses	94	76	23.7
Segment Operating Income	(27)	2	-
Equity in Net Income of Affiliates	253	228	11.0
Segment Income	$226	230	(1.7)%

Our other segment results in the first quarter of 2003 and 2002 primarily consist of corporate and other operations. Substantially all of the Equity in Net Income of Affiliates represents the equity income from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview Passage of the Telecommunications Act of 1996 (Telecom Act) was intended to promote competition and reduce regulation in U.S. telecommunications markets. Despite passage of the Telecom Act, the telecommunications industry, particularly incumbent local exchange carriers such as our wireline subsidiaries, continues to be subject to significant regulation. The expected transition from an industry extensively regulated by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has not occurred as anticipated.

Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the Federal Communications Commission (FCC) for interstate services. For example, certain state commissions, including those in California, Illinois, Michigan, Ohio and Indiana, have significantly lowered the wholesale rates we are allowed to charge competitors, including AT&T and MCI (formerly known asWorldCom), for leasing parts of our network (unbundled network elements, or UNEs). These mandated rates, which are below our cost, are significantly contributing to continuing declines in our access-line revenues and profitability. When UNEs are combined by incumbent local exchange carriers into a complete set capable of providing total local service to a customer, then they are referred to as UNE-P. Under UNE-P, our competitors market the lines and collect revenue from the customer, but we still incur the network costs, which generally exceed the rates we are permitted to charge competitors for UNE-P. In the first quarter of 2003, we lost approximately 770,000 customer lines to competitors who obtained UNE-P lines from us. These UNE-P regulations are also contributing to decreases in our switched access revenue and universal service fees and other fees, which have in the past substantially contributed financial support for the operation of the network for all customers.

As discussed below, in February 2003, the FCC completed its triennial review of UNE regulations. The FCC review included a wide range of UNE issues, including UNE-P, dark fiber (unused fiber that does not have a communications signal) and unbundled transport of communications services. Several state commissions are also reviewing unbundling regulations, including those for broadband services. If current UNE-P regulations remain in place or are revised to be even more detrimental to our business, we could experience additional and more significant declines in access-line revenues, which, in turn, could reduce returns on our invested capital and result in further reductions in capital expenditures and employment levels.

In response to competitors’ offerings, we have developed a series of marketing initiatives known as ‘bundling’. These initiatives focus on combining wireline and wireless services, including combined packages of minutes, on a single bill. “SBC Connections”, launched for residential customers in the fourth-quarter of 2002 and for small businesses in March 2003, offers discounts on some services to customers who consolidate their services (e.g., local and long-distance telephone, DSL and wireless) with us. Additionally, in April 2003, we launched our new “All Distance” bundle in certain states, which includes unlimited domestic long-distance voice and local calls for a fixed monthly fee. During the remainder of 2003, we plan to continue our focus on bundling strategies. Our ability to offer wireline interLATA long-distance services in all of our states is critical to the success of these strategies. See below for a discussion of our long-distance applications.

This continuing difficult and uncertain regulatory environment combined with the continued weakness in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business.

FCC Triennial Review On February 20, 2003, the FCC, in its Triennial Review proceeding, issued a press release describing its findings and a framework concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make available network elements on an unbundled and subsidized basis. The FCC framework apparently will eliminate unbundling requirements for new broadband facilities. In addition, the FCC framework will require state commissions to initiate proceedings to determine specific unbundling obligations (e.g., switching, UNE-P, and unbundled transport) of incumbent local exchange carriers, such as our wireline subsidiaries. These proceedings must be completed within a nine-month period. The resulting rules will replace the FCC’s previous unbundling rules, which have been vacated by the United States Court of Appeals for the District of Columbia (D.C. Court of Appeals). The FCC did not release a text of its decision prior to the filing of this Form 10-Q and public information about the FCC’s ruling is somewhat limited. Due to the lack of detailed information about the new rules in the FCC’s press release, we cannot analyze or quantify the effects of this decision until we review the text of the decision; however, the new unbundling rules will most likely create an even more uncertain and more complex regulatory environment for our wireline subsidiaries, possibly resulting in further reductions in capital expenditures and employment levels. The Triennial Review decision is expected to be effective 30 days after official publication and likely will be appealed by various parties.

Long-Distance Applications The FCC approved our application to provide wireline interLATA long-distance for Nevada customers effective April 14, 2003 and we launched service in Nevada under the SBC brand on April 25, 2003. In April 2003, we withdrew our Michigan long-distance application filed with the FCC in January 2003 in order to resolve certain issues, and plan to re-file the Michigan application with the FCC before the end of May 2003. We currently offer wireline interLATA long-distance service in Texas, Kansas, Oklahoma, Arkansas, Missouri, Connecticut, California and Nevada. We also continue to seek long-distance approval in Illinois, Indiana, Ohio and Wisconsin (the remaining states where we are not currently permitted to offer long-distance) and have filed applications with those state commissions.

OTHER BUSINESS MATTERS

WorldCom Bankruptcy On July 21, 2002, WorldCom Inc. (WorldCom) and more than 170 related entities filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. We filed claims against WorldCom totaling approximately $641 with the bankruptcy court in January 2003. Our claims included $338 in receivables and an estimate of $303 related to several issues that are the subject of litigation or otherwise contingent, plus claims for a variety of contingent and unliquidated items. In March 2003, the court approved a settlement agreement between one of our subsidiaries and a WorldCom entity. In April 2003, we received a $19 payment as part of that settlement, which reduced our receivable outstanding. At March 31, 2003, we had reserves of approximately $140 related to the WorldCom bankruptcy filing.

In March 2003, the court also approved a revised contract with WorldCom’s subsidiary UUNET (a wholesale Internet communications/network access provider) that substantially reduces the price and quantity of services that UUNET purchases from SBC. The revised contract will likely result in the disconnection of approximately 150,000 access lines related to these services before the end of May 2003 and a reduction in our second-quarter data revenues of approximately $18.

In addition to the reserves, we are withholding payments on amounts we owed WorldCom as of the filing date that equal or exceed the remaining receivable. These withholdings relate primarily to amounts collected from WorldCom’s long-distance customers in our role as billing agent and other general payables. The bankruptcy court has recognized that some providers, including our subsidiaries, have certain rights to offset such pre-bankruptcy amounts they owe WorldCom against unpaid pre-bankruptcy charges WorldCom owes these providers. The court has also directed WorldCom to negotiate post-petition offset arrangements with these providers. We estimate our post-petition billing to WorldCom to be approximately $160 per month. To date, WorldCom generally has paid its post-petition obligations to us on a timely basis.

In April 2003, WorldCom filed its proposed Plan of Reorganization (POR), Disclosure Statement and a Schedule of Assets with the court and began operating using the MCI name. WorldCom provided limited information in the documents filed with the court. We will seek additional information from WorldCom to assess the impact of the proposed POR on our financial position or results of operations.

Antitrust Litigation Eight consumer antitrust class actions were filed last year against SBC Communications Inc. in the United States District Court for the District of Connecticut. The primary claim in these suits is that SBC companies have, in violation of federal and state law, maintained monopoly power over local telephone service in all 13 states in which SBC subsidiaries are incumbent local exchange companies. The suits seek relief on behalf of a class broadly described as including all persons who purchased local telephone services in Arkansas, California, Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas and Wisconsin from August 8, 1996, and continuing to the present date.

These cases have been consolidated under the first filed case Twombly v. SBC Communications Inc. and are now stayed by agreement of the parties pending the United States Supreme Court’s (Supreme Court) decision in a similar case against another incumbent local exchange company (Law Offices of Curtis V. Trinko v. Bell Atlantic Corp., 294 F.3d 307 (2d Cir. N.Y. 2002)). That Court’s decision in Trinko may determine whether these actions will proceed and, if so, on what theories. If the Twombly cases do go forward after the Supreme Court rules in Trinko, SBC will move for dismissal or summary disposition of the complaints and oppose class certification.

In addition to the Connecticut class actions described above, the plaintiff in the Twombly case filed last year a consumer antitrust class action in the United States District Court for the Southern District of New York against SBC, Verizon, BellSouth and Qwest alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services. This suit in New York has not been stayed. SBC will move for dismissal or summary disposition of the complaints and oppose class certification.

We believe that an adverse outcome having a material effect on our financial statements in any of these cases is unlikely. We will continue to evaluate the potential impact of these suits on our financial results in light of Supreme Court and other appellate decisions that may impact the outcome of these cases and rulings by the courts in which these suits are pending on motions to dismiss or summary disposition and for class certification.

Disposition – In January of 2003, we sold our 15% interest in Cegetel to Vodafone Group PLC (Vodafone) for $2,270 in cash and recorded a pre-tax gain of approximately $1,574.

LIQUIDITY AND CAPITAL RESOURCES

We had $4,832 in cash and cash equivalents available at March 31, 2003. Cash and cash equivalents included municipal securities of approximately $195, auction securities of $1,175 and money market funds of $3,150 at March 31, 2003.

During the first three months of 2003 our primary source of funds was cash from operating activities and cash from our disposition of Cegetel. Our primary source of funds for 2002 was cash provided by operating activities.

We currently have a credit agreement totaling $4,250 with a syndicate of banks set to expire on October 21, 2003. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of March 31, 2003.

Our commercial paper borrowings decreased $21 during the first three months of 2003, and at March 31, 2003, totaled $1,127, all of which was due within 90 days of March 31, 2003. All commercial paper outstanding at March 31, 2003 was issued under a program initiated by a wholly-owned subsidiary, SBC International, Inc., in the first quarter of 2002. This program was initiated in order to simplify intercompany borrowing arrangements.

Our investing activities during the first three months of 2003 consisted of $897 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, decreased by approximately 49.5% in the first three months of 2003 as compared to the same period in the prior year. We currently expect our capital spending for 2003 to be between $5,000 and $6,000, excluding Cingular, substantially all of which we expect to relate to our wireline segment. We expect to continue to fund these expenditures using cash from operations, depending on interest rate levels and overall market conditions, and incremental borrowings. The Cingular and international segments should be self-funding as they are substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our 2002 Annual Report to Shareowners, our capital spending plans described above reflect continued pressure from the U.S. economic and regulatory environments and our resulting lower revenue expectations.

Investing activities during the first three months of 2003 also include proceeds of $2,270 relating to the sale of our interest in Cegetel. We did not make any acquisitions during the first three months of 2003.

As a result of the 2002 sale of our interest in Bell Canada, BCE Inc. (BCE) has the right to redeem prior to maturity notes held by us, at face value, for 314 Canadian Dollars (CAD) ($214 at March 31, 2003 exchange rates), plus accrued interest. Otherwise, the notes will mature on December 31, 2004. Our carrying value of the notes at March 31, 2003 was approximately $187.

In April 2003, we sold approximately 9 million shares of BCE. We received approximately 250 CAD, or $173 for this transaction. We continue to hold approximately 9 million shares.

Cash paid for dividends in the first three months of 2003 was $897, or 4.3% higher than in the first three months of 2002, due to an increase in dividends declared per share in 2003. On March 28, 2003, we declared a quarterly dividend of $0.2825 per share, which is 4.6% higher than the prior quarter, and announced an additional one-time dividend of $0.05 per share.

In February 2003, $750 of 5.875% long-term debt matured. In March 2003, $1,000 of short-term floating rate notes matured. Funds from operations and dispositions were used to pay off these notes.

In March 2003, we called, prior to maturity, approximately $17 of debt obligations that were originally scheduled to mature between February 2007 and March 2007. These obligations carried interest rates ranging between 6.5% and 7.15%, with an average yield of 6.9%.

At March 31, 2003, our debt ratio was 35.0% compared to our debt ratio of 46.8% at March 31, 2002. The decline was primarily due to lower debt levels. The ratio also decreased approximately 160 basis points (1.6%) due to an increase in equity of $2,548 from our 2003 cumulative effect of accounting changes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2002.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 8, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of May 8, 2003.

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
  The final outcome of Federal Communications Commission proceedings and re-openings of such proceedings, including the Triennial Review and other rulemakings, and judicial review, if any, of such proceedings, including issues relating to jurisdiction, unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).
  The final outcome of state regulatory proceedings in SBC’s 13-state area and re-openings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, SBC’s broadband initiative known as Project Pronto, performance measurement plans, service standards and reciprocal compensation.
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
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, access to additional spectrum, technological advancements, industry consolidation and availability and cost of capital.
  Decisions by federal and state regulators and courts relating to bankruptcies of industry participants.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2003, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 7,523 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $20.24 to $29.61, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)        Exhibits

12 Computation of Ratios of Earnings to Fixed Charges
18 Letter re Change in Accounting Principles

(b)       Reports on Form 8-K

On April 21, 2003, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report we disclosed our change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method and the impact of adopting FAS 143.

On April 24, 2003, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report we disclosed our first quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

May 9, 2002	/s/ Randall Stephenson
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
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
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

Date: May 9, 2003

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
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
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

Date: May 9, 2003

/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
     and Chief Financial Officer