Form 10-Q
period 2003-06-30
SBC COMMUNICATIONS INC
filed 2003-08-12
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

At July 31, 2003, common shares outstanding were 3,323,584,593.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
Three months ended June 30,	Six months ended June 30,
2003	2002	2003	2002
Operating Revenues
Voice	$5,604	$6,283	$11,370	$12,636
Data	2,491	2,425	4,970	4,816
Long-distance voice	612	588	1,190	1,179
Directory advertising	1,080	1,067	2,156	1,772
Other	417	480	851	962
Total operating revenues	10,204	10,843	20,537	21,365
Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	4,035	4,094	8,076	8,006
Selling, general and administrative	2,443	2,429	4,841	4,721
Depreciation and amortization	1,977	2,156	3,973	4,292
Total operating expenses	8,455	8,679	16,890	17,019
Operating Income	1,749	2,164	3,647	4,346
Other Income (Expense)
Interest expense	(375)	(340)	(692)	(690)
Interest income	143	148	279	290
Equity in net income of affiliates	471	450	836	887
Other income (expense) - net	84	209	1,665	225
Total other income (expense)	323	467	2,088	712
Income Before Income Taxes	2,072	2,631	5,735	5,058
Income taxes	684	849	1,892	1,649
Income Before Cumulative Effect of Accounting Changes	1,388	1,782	3,843	3,409
Cumulative effect of accounting changes, net of tax	-	-	2,548	(1,820)
Net Income	$1,388	$1,782	$6,391	$1,589

Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Changes	$0.42	$0.53	$1.16	$1.02
Net Income	$0.42	$0.53	$1.92	$0.48
Earnings Per Common Share-Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes	$0.42	$0.53	$1.15	$1.02
Net Income	$0.42	$0.53	$1.92	$0.47
Weighted Average Number of Common Shares Outstanding (in millions)	3,334	3,352	3,334	3,361
Dividends Declared Per Common Share	$0.3825	$0.27	$0.7150	$0.54

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
June 30, 2003	December 31, 2002
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$5,139	$3,567
Accounts receivable - net of allowances for uncollectibles of $1,253 and $1,427	5,881	8,540
Prepaid expenses	968	687
Deferred income taxes	1,495	704
Other current assets	1,277	591
Total current assets	14,760	14,089
Property, plant and equipment - at cost	131,986	131,755
Less: accumulated depreciation and amortization	79,452	83,265
Property, Plant and Equipment - Net	52,534	48,490
Goodwill - Net	1,643	1,643
Investments in Equity Affiliates	11,496	10,470
Notes Receivable from Cingular Wireless	5,885	5,885
Other Assets	14,333	14,480
Total Assets	$100,651	$95,057

Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year	$1,790	$3,505
Accounts payable and accrued liabilities	8,935	9,413
Accrued taxes	3,002	870
Dividends payable	1,272	895
Total current liabilities	14,999	14,683
Long-Term Debt	16,738	18,536
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	12,728	10,726
Postemployment benefit obligation	14,141	14,094
Unamortized investment tax credits	225	244
Other noncurrent liabilities	3,637	3,575
Total deferred credits and other noncurrent liabilities	30,731	28,639
Shareowners’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,986	12,999
Retained earnings	27,819	23,802
Treasury shares (at cost)	(4,342)	(4,584)
Additional minimum pension liability adjustment	(1,473)	(1,473)
Accumulated other comprehensive loss	(240)	(978)
Total shareowners’ equity	38,183	33,199
Total Liabilities and Shareowners’ Equity	$100,651	$95,057

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
Six months ended June 30,
2003	2002
Operating Activities
Net income	$6,391	$1,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,973	4,292
Undistributed earnings from investments in equity affiliates	(593)	(685)
Provision for uncollectible accounts	576	794
Amortization of investment tax credits	(19)	(17)
Deferred income tax expense	644	576
Gain on sales of investments	(1,647)	(297)
Cumulative effect of accounting changes, net of tax	(2,548)	1,820
Retirement benefit funding	(445)	-
Changes in operating assets and liabilities:
Accounts receivable	473	107
Other current assets	(213)	170
Accounts payable and accrued liabilities	1,106	(1,886)
Other - net	(891)	170
Total adjustments	416	5,044
Net Cash Provided by Operating Activities	6,807	6,633
Investing Activities
Construction and capital expenditures	(1,969)	(3,496)
Investments in affiliates	-	119
Purchase of short-term investments	(285)	-
Dispositions	2,620	280
Acquisitions	-	(406)
Net Cash Provided by (Used in) Investing Activities	366	(3,503)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(78)	332
Issuance of other short-term borrowings	-	4,465
Repayment of other short-term borrowings	(1,070)	(5,840)
Issuance of long-term debt	-	996
Repayment of long-term debt	(2,496)	(354)
Purchase of treasury shares	-	(1,223)
Issuance of treasury shares	42	97
Dividends paid	(1,999)	(1,762)
Other	-	(1)
Net Cash Used in Financing Activities	(5,601)	(3,290)
Net increase (decrease) in cash and cash equivalents	1,572	(160)
Cash and cash equivalents beginning of year	3,567	703
Cash and Cash Equivalents End of Period	$5,139	$543

Cash paid during the six months ended June 30 for:
Interest	$834	$801
Income taxes, net of refunds	$419	$1,120

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
Six months ended June 30, 2003
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year	$12,999
Issuance of treasury shares	(119)
Stock option expense	101
Other	5
Balance at end of period	$12,986

Retained Earnings
Balance at beginning of year	$23,802
Net income ($1.92 per share)	6,391
Dividends to shareowners ($0.72 per share)	(2,375)
Other	1
Balance at end of period	$27,819

Treasury Shares
Balance at beginning of year	(115)	$(4,584)
Purchase of shares	-	-
Issuance of shares	5	242
Balance at end of period	(110)	$(4,342)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year	$(1,473)
Balance at end of period	$(1,473)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(978)
Other comprehensive income (see Note 2)	738
Balance at end of period	$(240)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
June 30, 2003

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

The consolidated financial statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. We account for our 60% economic interest in Cingular under the equity method since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. Neither Cingular nor any of our other equity method investments qualify as a "variable interest entity" as described in Financial Accounting Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (FIN 46). Accordingly, none of these investments qualify for consolidation under FIN 46, which became effective July 1, 2003 and our accounting treatment of these entities will remain unchanged. We do have some real estate leases that we will consolidate under FIN 46, which we expect to result in an extraordinary loss of less than $20 in the third quarter of 2003. Earnings from certain foreign investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

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

Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include municipal securities, money market funds and variable-rate securities (auction rate preferred securities issued by domestic or foreign corporations, municipalities or closed-end management investment companies). At June 30, 2003, we held $294 in cash, $222 in municipal securities, $3,242 in money market funds, $1,292 in variable-rate securities and $89 in other short-term securities.

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

The Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging accounting issues, has issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 addresses certain aspects of accounting for sales that involve multiple revenue-generating products and/or services sold under a single contractual agreement. For us, this rule is effective for sales agreements entered into beginning July 1, 2003. We are evaluating EITF 00-21, especially with respect to accounting for sales of our `bundled' services. `Bundled' services mainly describe our sales of local services with other services such as long-distance, Cingular and others. We do not expect adoption of this interpretation to have a material effect on our consolidated financial statements.

Goodwill - Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested at least annually for impairment. There was no change in the carrying amount of goodwill from December 31, 2002.

Cumulative Effect of Accounting Changes

Directory accounting
Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the "issue basis" method to the "amortization" method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. Consequently, quarterly income tends to vary with the number of directory titles published during a quarter. The amortization method recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months. Consequently, quarterly income tends to be more consistent over the course of a year. We decided to change methods because the amortization method has now become the more prevalent method used among significant directory publishers. This change will allow a more meaningful comparison between our directory segment and other publishing companies (or publishing segments of larger companies).

Our directory accounting change resulted in a noncash charge of $1,136, net of an income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003. The effect of this change was to increase consolidated pre-tax income and our directory segment income in the second quarter of 2003 by approximately $220 ($135 net of tax, or $0.04 per diluted share) and for the first six months of 2003 by $637 ($390 net of tax, or $0.12 per diluted share). However, the effects on future quarters in 2003 will not be the same, as the number of directory titles published in each quarter varies, with the largest number of titles published in the fourth quarter of the year. Accordingly, the effect of this accounting change will be to lower our directory segment income in the fourth quarter of 2003 as compared with the prior method. We included the deferred revenue balance in the "Accounts payable and accrued liabilities" line item on our balance sheet.

Depreciation accounting
On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 sets forth how companies must account for the costs of removal of long-lived assets when those assets are no longer used in a company's business, but only if a company is legally required to remove such assets. FAS 143 requires that companies record the fair value of the costs of removal in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. To determine whether we have a legal obligation to remove our long-lived assets, we reviewed state and federal law and regulatory decisions applicable to our subsidiaries, primarily our wireline subsidiaries, which have long-lived assets. Based on this review, we concluded that we are not legally required to remove any of our long-lived assets, except in a few minor instances.

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

Therefore, in connection with the adoption of FAS 143 on January 1, 2003, we reversed all existing accrued costs of removal for those plant accounts where our estimated costs of removal exceeded the estimated salvage value. The noncash gain resulting from this reversal was $3,684, net of deferred taxes of $2,249, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

Beginning in 2003, for those plant accounts where our estimated costs of removal previously exceeded the estimated salvage value, we will now expense all costs of removal as we incur them (previously those costs had been recorded in our depreciation rates). As a result, our depreciation expense will decrease immediately and our operations and support expense will increase as these assets are removed from service. The effect of this change was to increase consolidated pre-tax income and our wireline segment income in the second quarter of 2003 by approximately $70 ($43 net of tax, or $0.01 per diluted share) and for the first six months of 2003 by $140 ($86 net of tax, or $0.03 per diluted share). We expect the effects on future quarters in 2003 to be approximately the same as the impact on the first and second quarters of 2003. However, over the life of the assets, total operating expenses recognized under this new accounting method will be approximately the same as under the previous method (assuming the cost of removal would be the same under both methods).

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

Three months ended June 30,	Six months ended June 30,
2003	2002	2003	2002
Income before cumulative effect of accounting changes - as reported	$1,388	$1,782	$3,843	$3,409
Directory change, net of tax	-	(11)	-	176
Depreciation change, net of tax	-	43	-	86
Income before cumulative effect of accounting changes - as adjusted	$1,388	$1,814	$3,843	$3,671

Basic earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.42	$0.53	$1.16	$1.02
Directory change, net of tax	-	-	-	0.05
Depreciation change, net of tax	-	0.01	-	0.03
Income before cumulative effect of accounting changes - as adjusted	$0.42	$0.54	$1.16	$1.10

Diluted earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.42	$0.53	$1.15	$1.02
Directory change, net of tax	-	-	-	0.05
Depreciation change, net of tax	-	0.01	-	0.02
Income before cumulative effect of accounting changes - as adjusted	$0.42	$0.54	$1.15	$1.09

Net income (loss) - as reported	$1,388	$1,782	$6,391	$1,589
Remove cumulative effect of accounting changes	-	-	(2,548)	-
Directory change, net of tax	-	(11)	-	176
Depreciation change, net of tax	-	43	-	86
Net income (loss) - as adjusted	$1,388	$1,814	$3,843	$1,851

Basic earnings per share:
Net income (loss) - as reported	$0.42	$0.53	$1.92	$0.48
Remove cumulative effect of accounting changes	-	-	(0.76)	-
Directory change, net of tax	-	-	-	0.05
Depreciation change, net of tax	-	0.01	-	0.02
Net income (loss) - as adjusted	$0.42	$0.54	$1.16	$0.55

Diluted earnings per share:
Net income (loss) - as reported	$0.42	$0.53	$1.92	$0.47
Remove cumulative effect of accounting changes	-	-	(0.77)	-
Directory change, net of tax	-	-	-	0.05
Depreciation change, net of tax	-	0.01	-	0.03
Net income (loss) - as adjusted	$0.42	$0.54	$1.15	$0.55

2.	COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2003 and 2002 include net income, adjustments to shareowners’ equity for the foreign currency translation adjustment, and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2003 and 2002.

The 2002 reclassification adjustment for loss included in deferred revenue reflects the other-than-temporary decline of approximately $23 ($14 net of tax) in the value of shares we received as payment of future rents. We determined that the other-than-temporary decline in the value of these marketable securities should reduce the amount of deferred revenue for these payments that was recorded when the marketable securities were originally received. Future rent revenues will also be reduced.

Following is our comprehensive income (loss):

Three months ended June 30,	Six months ended June 30,
2003	2002	2003	2002
Net income	$1,388	$1,782	$6,391	$1,589
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	185	412	290	388
Net unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities	229	(33)	477	(61)
Reclassification adjustment for (gain) loss included in net income	(29)	7	(29)	7
Reclassification adjustment for loss included in deferred revenue	-	14	-	14
Net unrealized gain (loss) on securities	200	(12)	448	(40)
Other comprehensive income	385	400	738	348
Total comprehensive income	$1,773	$2,182	$7,129	$1,937

3.	EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three and six months ended June 30, 2003 and 2002 is shown in the table below.

Three months ended June 30,	Six months ended June 30,
2003	2002	2003	2002
Numerators
Numerator for basic earnings per share: Income before cumulative effect of accounting changes	$1,388	$1,782	$3,843	$3,409
Dilutive potential common shares: Other stock-based compensation	2	1	4	3
Numerator for diluted earnings per share	$1,390	$1,783	$3,847	$3,412

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,323	3,333	3,321	3,340
Dilutive potential common shares: Stock options	2	10	3	12
Other stock-based compensation	9	9	10	9
Denominator for diluted earnings per share	3,334	3,352	3,334	3,361

Basic earnings per share:
Income before cumulative effect of accounting changes	$0.42	$0.53	$1.16	$1.02
Cumulative effect of accounting changes	-	-	0.76	(0.54)
Net income	$0.42	$0.53	$1.92	$0.48

Diluted earnings per share:
Income before cumulative effect of accounting changes	$0.42	$0.53	$1.15	$1.02
Cumulative effect of accounting changes	-	-	0.77	(0.55)
Net income	$0.42	$0.53	$1.92	$0.47

At June 30, 2003, there were issued options to purchase approximately 239 million shares of SBC common stock. Of these total options outstanding, the exercise prices of options to purchase 212 million shares in the second quarter and for the first six months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. At June 30, 2002, we had issued options to purchase approximately 237 million SBC shares, of which 182 million shares in the second quarter and 162 million shares for the first six months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

4.	SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) – net and income tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

The wireline segment provides landline telecommunications services, including local and long-distance voice, switched access, data and messaging services.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. This segment replaces our previously titled “wireless” segment, which included 60% of Cingular’s revenues and expenses. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income (loss) of affiliates. For segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

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

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations as well as the Cingular equity income (loss), as discussed above. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements.

In the tables below, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) - net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($5,091 in 2003 and $3,986 in 2002).

For the three months ended June 30, 2003
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,090	$3,786	$1,046	$8	$60	$-	$(3,786)	$10,204
Intersegment revenues	8	-	20	-	1	(29)	-	-
Total segment operating revenues	9,098	3,786	1,066	8	61	(29)	(3,786)	10,204
Operations and support expenses	6,098	2,522	483	11	(84)	(30)	(2,522)	6,478
Depreciation and amortization expenses	1,953	508	4	-	20	-	(508)	1,977
Total segment operating expenses	8,051	3,030	487	11	(64)	(30)	(3,030)	8,455
Segment operating income	1,047	756	579	(3)	125	1	(756)	1,749
Interest expense	-	230	-	-	-	375	(230)	375
Interest income	-	4	-	-	-	143	(4)	143
Equity in net income (loss) of affiliates	-	(76)	-	216	255	-	76	471
Other income (expense) - net	-	(32)	-	-	-	84	32	84
Segment income before income taxes	1,047	422	579	213	380	(147)	(422)	2,072

At June 30, 2003 or for the six months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$18,313	$7,376	$2,085	$14	$125	$-	$(7,376)	$20,537
Intersegment revenues	16	-	43	-	3	(62)	-	-
Total segment operating revenues	18,329	7,376	2,128	14	128	(62)	(7,376)	20,537
Operations and support expenses	12,001	4,908	956	32	(10)	(62)	(4,908)	12,917
Depreciation and amortization expenses	3,922	996	11	-	40	-	(996)	3,973
Total segment operating expenses	15,923	5,904	967	32	30	(62)	(5,904)	16,890
Segment operating income	2,406	1,472	1,161	(18)	98	-	(1,472)	3,647
Interest expense	-	455	-	-	-	692	(455)	692
Interest income	-	7	-	-	-	279	(7)	279
Equity in net income (loss) of affiliates	-	(148)	-	328	508	-	148	836
Other income (expense) - net	-	(33)	-	-	-	1,665	33	1,665
Segment income before income taxes	2,406	843	1,161	310	606	1,252	(843)	5,735

Segment assets	70,036	24,769	1,277	8,349	60,981	(39,992)	(24,769)	100,651
Investment in equity method investees	-	1,944	25	6,191	5,280	-	(1,944)	11,496
Expenditures for additions to long-lived assets	1,936	995	1	-	32	-	(995)	1,969

For the three months ended June 30, 2002
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,730	$3,748	$1,033	$10	$70	$-	$(3,748)	$10,843
Intersegment revenues	7	-	23	-	4	(34)	-	-
Total segment operating revenues	9,737	3,748	1,056	10	74	(34)	(3,748)	10,843
Operations and support expenses	6,055	2,571	435	18	49	(34)	(2,571)	6,523
Depreciation and amortization expenses	2,119	455	8	-	29	-	(455)	2,156
Total segment operating expenses	8,174	3,026	443	18	78	(34)	(3,026)	8,679
Segment operating income	1,563	722	613	(8)	(4)	-	(722)	2,164
Interest expense	-	221	-	-	-	340	(221)	340
Interest income	-	7	-	-	-	148	(7)	148
Equity in net income (loss) of affiliates	-	(67)	-	206	244	-	67	450
Other income (expense) - net	-	(42)	-	-	-	209	42	209
Segment income before income taxes	1,563	399	613	198	240	17	(399)	2,631

At June 30, 2002 or for the six months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$19,503	$7,291	$1,706	$17	$139	$-	$(7,291)	$21,365
Intersegment revenues	15	-	49	-	13	(77)	-	-
Total segment operating revenues	19,518	7,291	1,755	17	152	(77)	(7,291)	21,365
Operations and support expenses	11,851	4,997	815	41	96	(76)	(4,997)	12,727
Depreciation and amortization expenses	4,218	905	16	-	58	-	(905)	4,292
Total segment operating expenses	16,069	5,902	831	41	154	(76)	(5,902)	17,019
Segment operating income	3,449	1,389	924	(24)	(2)	(1)	(1,389)	4,346
Interest expense	-	446	-	-	-	690	(446)	690
Interest income	-	19	-	-	-	290	(19)	290
Equity in net income (loss) of affiliates	-	(125)	-	415	472	-	125	887
Other income (expense) - net	-	(66)	-	-	-	225	66	225
Segment income before income taxes	3,449	771	924	391	470	(176)	(771)	5,058

Segment assets	68,471	22,698	2,415	10,264	53,558	(40,398)	(22,698)	94,310
Investment in equity method investees	120	2,014	24	5,396	4,055	-	(2,014)	9,595
Expenditures for additions to long-lived assets	3,468	1,014	4	-	24	-	(1,014)	3,496

5.	SUBSIDIARY FINANCIAL INFORMATION

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

Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,392	$2,648	$5,967	$(803)	$10,204
Total operating expenses	(124)	1,750	2,102	5,530	(803)	8,455
Operating Income	124	642	546	437	-	1,749
Interest expense	97	99	70	215	(106)	375
Equity in net income of affiliates	1,147	-	-	522	(1,198)	471
Royalty income (expense)	-	(100)	(113)	213	-	-
Other income (expense) - net	196	1	6	79	(55)	227
Income Before Income Taxes	1,370	444	369	1,036	(1,147)	2,072
Income taxes	(18)	180	132	390	-	684
Net Income	$1,388	$264	$237	$646	$(1,147)	$1,388

Condensed Consolidating Statements of Income For the Three Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,598	$2,857	$6,009	$(621)	$10,843
Total operating expenses	8	1,987	2,236	5,069	(621)	8,679
Operating Income	(8)	611	621	940	-	2,164
Interest expense	98	78	69	184	(89)	340
Equity in net income of affiliates	1,655	-	-	453	(1,658)	450
Royalty income (expense)	-	(104)	(118)	222	-	-
Other income (expense) - net	168	-	14	261	(86)	357
Income Before Income Taxes	1,717	429	448	1,692	(1,655)	2,631
Income taxes	(65)	177	163	574	-	849
Net Income	$1,782	$252	$285	$1,118	$(1,655)	$1,782

Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$4,733	$5,385	$11,945	$(1,526)	$20,537
Total operating expenses	(83)	3,596	4,220	10,683	(1,526)	16,890
Operating Income	83	1,137	1,165	1,262	-	3,647
Interest expense	202	165	126	408	(209)	692
Equity in net income of affiliates	6,121	-	-	900	(6,185)	836
Royalty income (expense)	-	(200)	(225)	425	-	-
Other income (expense) - net	384	2	9	1,693	(144)	1,944
Income Before Income Taxes	6,386	774	823	3,872	(6,120)	5,735
Income taxes	(5)	313	293	1,291	-	1,892
Income Before Cumulative Effect of Accounting Change	6,391	461	530	2,581	(6,120)	3,843
Cumulative effect of accounting change, net of tax	-	844	1,502	202	-	2,548
Net Income	$6,391	$1,305	$2,032	$2,783	$(6,120)	$6,391

Condensed Consolidating Statements of Income For the Six Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$5,184	$5,678	$11,651	$(1,148)	$21,365
Total operating expenses	24	3,819	4,370	9,954	(1,148)	17,019
Operating Income	(24)	1,365	1,308	1,697	-	4,346
Interest expense	205	156	138	384	(193)	690
Equity in net income of affiliates	1,306	-	-	896	(1,315)	887
Royalty income (expense)	118	(207)	(236)	325	-	-
Other income (expense) - net	258	-	15	426	(184)	515
Income Before Income Taxes	1,453	1,002	949	2,960	(1,306)	5,058
Income taxes	(136)	410	344	1,031	-	1,649
Income Before Cumulative Effect of Accounting Change	1,589	592	605	1,929	(1,306)	3,409
Cumulative effect of accounting change, net of tax	-	-	-	(1,820)	-	(1,820)
Net Income	$1,589	$592	$605	$109	$(1,306)	$1,589

Condensed Consolidating Balance Sheets June 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$4,975	$-	$23	$141	$-	$5,139
Accounts receivable - net	1,690	1,675	1,881	13,887	(13,252)	5,881
Other current assets	590	358	525	2,267	-	3,740
Total current assets	7,255	2,033	2,429	16,295	(13,252)	14,760
Property, plant and equipment - net	124	13,787	16,627	21,996	-	52,534
Goodwill - net	349	-	-	1,294	-	1,643
Investments in equity affiliates	34,812	-	-	9,637	(32,953)	11,496
Other assets	10,059	2,112	291	8,520	(764)	20,218
Total Assets	$52,599	$17,932	$19,347	$57,742	$(46,969)	$100,651

Debt maturing within one year	$-	$1,469	$3,726	$6,687	$(10,092)	$1,790
Other current liabilities	616	3,037	3,159	9,557	(3,160)	13,209
Total current liabilities	616	4,506	6,885	16,244	(13,252)	14,999
Long-term debt	7,603	3,128	1,997	4,735	(725)	16,738
Postemployment benefit obligation	3,620	3,214	3,201	4,106	-	14,141
Other noncurrent liabilities	2,577	3,188	2,792	8,072	(39)	16,590
Total shareowners’ equity	38,183	3,896	4,472	24,585	(32,953)	38,183
Total Liabilities and Shareowners’ Equity	$52,599	$17,932	$19,347	$57,742	$(46,969)	$100,651

Condensed Consolidating Balance Sheets December 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$3,406	$3	$10	$148	$-	$3,567
Accounts receivable - net	1,257	2,060	1,928	18,155	(14,860)	8,540
Other current assets	319	309	451	903	-	1,982
Total current assets	4,982	2,372	2,389	19,206	(14,860)	14,089
Property, plant and equipment - net	126	12,915	14,846	20,603	-	48,490
Goodwill	349	-	-	1,294	-	1,643
Investments in equity affiliates	33,953	-	-	8,150	(31,633)	10,470
Other assets	10,166	2,054	332	8,589	(776)	20,365
Total Assets	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Debt maturing within one year	$1,052	$1,287	$2,686	$8,341	$(9,861)	$3,505
Other current liabilities	798	3,073	3,199	9,107	(4,999)	11,178
Total current liabilities	1,850	4,360	5,885	17,448	(14,860)	14,683
Long-term debt	7,513	3,676	2,608	5,471	(732)	18,536
Postemployment benefit obligation	3,534	3,064	3,331	4,165	-	14,094
Other noncurrent liabilities	3,480	2,474	1,722	6,913	(44)	14,545
Total shareowners’ equity	33,199	3,767	4,021	23,845	(31,633)	33,199
Total Liabilities and Shareowners’ Equity	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$4,867	$1,889	$1,704	$(1,413)	$(240)	$6,807
Net cash from investing activities	(286)	(334)	(530)	1,516	-	366
Net cash from financing activities	(3,012)	(1,558)	(1,161)	(110)	240	(5,601)
Net Increase (Decrease) in Cash	$1,569	$(3)	$13	$(7)	$-	$1,572

Condensed Consolidating Statements of Cash Flows Six Months Ended June 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$5,851	$1,565	$1,819	$3,193	$(5,795)	$6,633
Net cash from investing activities	15	(753)	(854)	(1,910)	(1)	(3,503)
Net cash from financing activities	(5,949)	(814)	(1,032)	(1,291)	5,796	(3,290)
Net Increase (Decrease) in Cash	$(83)	$(2)	$(67)	$(8)	$-	$(160)

6.	RELATED PARTY TRANSACTIONS

We made advances to Cingular that totaled $5,885 at June 30, 2003 and December 31, 2002. We earned $110 in the second quarter and $219 for the first six months of both 2003 and 2002 in interest income on these advances. In July 2003, we renegotiated the terms of these advances with Cingular to reduce the interest rate from 7.5% to 6.0% and extend the maturity date of the loan from March 2005 to June 2008. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $109 in the second quarter and $211 for the first six months of 2003, and $90 in the second quarter and $161 for the first six months of 2002. The offsetting amounts are recorded by Cingular, of which 60% flows back to us through Equity in Net Income of Affiliates.

7.	PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. In the aggregate, as of June 30, 2003, our total plan assets were invested between 65% and 80% in equities, between 20% and 30% in fixed income instruments and between 0% and 10% in cash and real estate. Although no significant cash contributions are required under ERISA regulations during 2003, in July 2003 we contributed $500 to the pension trust for the benefit of plan participants. Also in the first quarter of 2003, while not required, we contributed $445 to a Voluntary Employee Beneficiary Association trust to partially fund postretirement benefits. We currently anticipate we will not be required to make any contributions to the pension plans during 2004.

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

Three months ended June 30,	Six months ended June 30,
2003	2002	2003	2002
Pension cost:
Service cost - benefits earned during the period	$182	$161	$365	$323
Interest cost on projected benefit obligation	416	445	833	890
Expected return on assets	(610)	(857)	(1,219)	(1,714)
Amortization of prior service cost and transition asset	24	25	48	50
Recognized actuarial (gain) loss	12	(58)	27	(118)
Net pension (benefit) cost	$24	$(284)	$54	$(569)

Postretirement benefit cost:
Service cost - benefits earned during the period	$94	$73	$189	$147
Interest cost on accumulated postretirement benefit obligation	402	358	806	715
Expected return on assets	(125)	(172)	(248)	(345)
Amortization of prior service cost (benefit)	(28)	-	(55)	1
Recognized actuarial loss	102	12	207	24
Postretirement benefit cost	$445	$271	$899	$542
Combined net pension and postretirement (benefit) cost	$469	$(13)	$953	$(27)

Our combined net pension and postretirement cost increased $482 in the second quarter and $980 in the first six months of 2003. This cost increase primarily resulted from net investment losses and pension settlement gains recognized in 2002 and previous years, which reduced the amount of unrealized gains recognized in 2003. (Under GAAP, if lump sum benefits paid from a plan to employees upon termination or retirement exceed required thresholds, we recognize a portion of previously unrecognized pension gains or losses attributable to that plan’s assets and liabilities. Until 2002, we had unrecognized net gains, primarily because our actual investment returns exceeded our expected investment returns. During 2002, we made lump sum benefit payments in excess of the GAAP thresholds, resulting in the recognition of net gains, referred to as “pension settlement gains”.)

Four other factors also increased our combined net pension and postretirement cost in the second quarter and first six months of 2003. First, this cost increased approximately $85 in the second quarter and $171 for the first six months due to our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns. Second, our decision to reduce the discount rate used to calculate service and interest cost from 7.5% to 6.75% increased this cost approximately $40 in the second quarter and $81 for the first six months of 2003. Third, medical and prescription drug claim experience increased expense approximately $38 in the second quarter and $76 for the first six months of 2003. Fourth, in response to rising claim costs, we increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. This increase in the medical cost trend rate caused our combined net pension and postretirement cost to increase approximately $46 in the second quarter and $93 for the first six months of 2003.

As a result of this increase in our combined net pension and postretirement cost, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. These changes reduced our postretirement cost approximately $57 in the second quarter and $114 for the first six months of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, a weakness in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under GAAP we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed below, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Consolidated Results Our financial results in the second quarter and for the first six months of 2003 and 2002 are summarized as follows:

Second Quarter	Six-Month Period

Percent	Percent
2003	2002	Change	2003	2002	Change
Operating revenues	$10,204	$10,843	(5.9)%	$20,537	$21,365	(3.9)%
Operating expenses	8,455	8,679	(2.6)	16,890	17,019	(0.8)
Operating income	1,749	2,164	(19.2)	3,647	4,346	(16.1)
Income before income taxes	2,072	2,631	(21.2)	5,735	5,058	13.4
Income before cumulative effect of accounting changes	1,388	1,782	(22.1)	3,843	3,409	12.7
Cumulative effect of accounting changes, net of tax [1]	-	-	-	2,548	(1,820)	-
Net Income	$1,388	$1,782	(22.1)%	$6,391	$1,589	-

[1]	The first six months of 2003 includes cumulative effect of accounting changes of $2,548: a $3,684 benefit related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143); and a $1,136 charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The first six months of 2002 includes a cumulative effect of accounting change related to a charge for the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Overview Our operating income declined $415, or 19.2%, in the second quarter and $699, or 16.1%, for the first six months of 2003 due primarily to the continued loss of revenues from retail access lines caused by providing below-cost Unbundled Network Element-Platform (UNE-P) wholesale lines, which was greater than the expense reductions in response to UNE-P. Additional factors contributing to the decline were the weak U.S. economy, and increased competition, including technology substitution such as wireless and cable. (UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. See our Competitive and Regulatory Environment for further discussion of UNE-P.) An increase in our combined net pension and postretirement cost also contributed to the decline in operating income. The decline was partially offset by the effects of changing our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method (see Note 1). This accounting change resulted in increased operating income of approximately $220 in the second quarter and $637 for the first six months of 2003. Absent that effect, operating income would have declined 29% in the second quarter and 31% for the first six months. Our income before income taxes for the first six months of 2003 increased primarily related to a gain of $1,574 on the sale of our investment in Cegetel S.A. (Cegetel).

Operating revenues Our operating revenues decreased $639, or 5.9%, in the second quarter and $828, or 3.9%, for the first six months of 2003, primarily due to the reduction in voice revenues resulting from the continued loss of retail access lines to UNE-P wholesale lines, as well as the weak U.S. economy and increased competition. The revenue decline from these items was partially offset by the effects of our change in directory accounting mentioned above which increased revenues by approximately $323 in the second quarter and $823 for the first six months of 2003.

Operating expenses Our operating expenses decreased $224, or 2.6%, in the second quarter and $129, or 0.8%, for the first six months of 2003. These decreases were primarily due to charges recorded in the second quarter of 2002, which affected the comparisons. Specifically, these 2002 charges included $228 for enhanced pension benefits and severance costs related to a force-reduction program and additional bad debt reserves of $125 as a result of the WorldCom bankruptcy filing.

Our combined net pension and postretirement cost increased operating expenses approximately $482 in the second quarter and $980 for the first six months (see further discussion below). Due to the effects of our change in directory accounting mentioned above, second-quarter and year-to-date operating expenses increased approximately $103 and $186, respectively. Remaining operating expenses decreased approximately $456 in the second quarter and $942 for the first six months, primarily driven by the decline in our work force (down over 13,000 employees compared to the second quarter of 2002). Included in the decreases of $456 in the second quarter and $942 for the first six months were the impacts of the adoption of FAS 143, which decreased our operating expenses approximately $70 in the second quarter and $140 for the first six months (see Note 1).

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost increased $482 in the second quarter and $980 for the first six months of 2003. This increase primarily resulted from net investment losses and pension settlement gains recognized in 2002 and previous years, which reduced the amount of unrealized gains recognized in 2003. (See Note 7 for a discussion of pension settlement gains).

Four other factors also increased our combined net pension and postretirement cost in the second quarter and first six months of 2003. First, this cost increased approximately $85 in the second quarter and $171 for the first six months due to our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns. Second, our decision to reduce the discount rate used to calculate service and interest cost from 7.5% to 6.75% increased this cost approximately $40 in the second quarter and $81 for the first six months. Third, medical and prescription drug claim experience increased expense approximately $38 in the second quarter and $76 for the first six months. Fourth, in response to rising claim costs, we increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. This increase in the medical cost trend rate caused our combined net pension and postretirement cost to increase approximately $46 in the second quarter and $93 for the first six months of 2003.

As a result of this increase in our combined net pension and postretirement cost, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments effective beginning in January 2003. These changes reduced our postretirement cost approximately $57 in the second quarter and $114 for the first six months of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, a weakness in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under GAAP we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed below, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years (see Note 7).

Interest expense increased $35, or 10.3%, in the second quarter and $2, or 0.3%, for the first six months of 2003. Costs associated with the early retirement of $1,500 of our bonds increased second-quarter expenses approximately $68. This increase was partially offset by a decrease of approximately $4,000 in outstanding debt, primarily commercial paper, compared to the second quarter of 2002.

Interest income decreased $5, or 3.4%, in the second quarter and $11, or 3.8%, for the first six months of 2003. The 2003 decrease was due primarily to the fact that interest income in 2002 included interest earned on various tax settlements. This decrease was mostly offset by increased interest income resulting from higher average investment balances during 2003.

Equity in net income of affiliates increased $21, or 4.7%, in the second quarter and decreased $51, or 5.7%, for the first six months of 2003. The increase for the second quarter was due to improved results in our international holdings and continued growth in Cingular Wireless (Cingular).

The decrease for the six months of 2003 was due to a decrease of approximately $87 in income from our international holdings. This decline in equity in net income of affiliates from our international holdings was partially offset by an increase of approximately $32 in our proportionate share of Cingular’s results. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our equity in net income of affiliates line item in our consolidated financial statements. Results from our international holdings are discussed in detail in “International Segment Results” and Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section.

Other income (expense) - net decreased $125 in the second quarter and increased $1,440 for the first six months of 2003. The decrease in the second quarter of 2003 was primarily due to larger gains on dispositions in the second quarter of 2002, specifically a gain of approximately $148 on the redemption of a portion of our interest in Bell Canada and a gain of $59 on the sale of shares of our investments in Telefonos de Mexico (Telmex) and América Móvil S.A. de C.V. (América Móvil). Results in the second quarter of 2003 include gains of approximately $73 on the sale of Yahoo! and BCE, Inc. (BCE) shares.

The increase for the first six months of 2003 was primarily due to larger gains on dispositions than for the first six months of 2002. The 2003 gains included approximately $1,574 on the sale of our interest in Cegetel and gains of $73 mentioned above, on the sale of Yahoo! and BCE shares during the first six months of 2003. Results for the first six months of 2002 included gains of approximately $148 related to the redemption of a portion of our interest in Bell Canada and $59 on the sale of shares of our investments in Telmex and América Móvil mentioned above, and $90 on the sale of our investment of Amdocs Limited shares. These 2002 gains were partially offset by charges of approximately $60 related to the decline in value of our investment in Williams Communications Group Inc.

Income taxes decreased $165, or 19.4%, in the second quarter and increased $243, or 14.7%, for the first six months of 2003. The decrease in the second quarter was primarily due to lower income. The increase for the first six months was due to higher income before income taxes, which was primarily due to the gain on the sale of our interest in Cegetel. Our effective tax rate was 33% for the second quarter and for the first six months of 2003, as compared to 32.3% for the second quarter and 32.6% for the first six months of 2002.

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

Selected Financial And Operating Data

At June 30, or for the six months then ended:	2003	2002
Debt ratio [1]	32.7%	44.5%
Network access lines in service (000)	55,807	58,255
Wholesale lines (000)	6,682	4,476
Access minutes of use (000,000)	129,354	135,782
Number of SBC employees	172,980	186,030
Cingular Wireless customers [2] (000)	22,640	22,183

[1]	See our “Liquidity and Capital Resources” section for discussion.

[2]	Amounts represent 100% of the cellular/PCS customers of Cingular.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. As required by accounting principles generally accepted in the United States (GAAP), our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) – net and income tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

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

Wireline
Segment Results
Second Quarter	Six-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Segment operating revenues
Voice	$5,591	$6,276	(10.9)%	$11,345	$12,622	(10.1)%
Data	2,491	2,425	2.7	4,970	4,816	3.2
Long-distance voice	612	588	4.1	1,190	1,179	0.9
Other	404	448	(9.8)	824	901	(8.5)
Total Segment Operating Revenues	9,098	9,737	(6.6)	18,329	19,518	(6.1)
Segment operating expenses
Cost of sales	3,830	3,901	(1.8)	7,667	7,665	-
Selling, general and administrative	2,268	2,154	5.3	4,334	4,186	3.5
Depreciation and amortization	1,953	2,119	(7.8)	3,922	4,218	(7.0)
Total Segment Operating Expenses	8,051	8,174	(1.5)	15,923	16,069	(0.9)
Segment Income	$1,047	$1,563	(33.0)%	$2,406	$3,449	(30.2)%

Our wireline segment operating income margin was 11.5% in the second quarter of 2003, compared to 16.1% in the second quarter of 2002, and 13.1% for the first six months of 2003, compared to 17.7% for the first six months of 2002. The decline in our wireline segment operating income margin was due primarily to the loss of revenue from retail access lines caused by below-cost UNE-P, which was greater than the expense reductions in response to UNE-P. While retail access lines have continued to decline, the trend has slowed recently in our West and Southwest regions reflecting our ability to now offer traditional long-distance service in those regions and the introduction of bundled offerings in those regions (see “Long-distance voice” below.) The allocation of advertising and other employee related expenses to the wireline segment in the second quarter of 2003, that were incurred in the previous quarter, contributed to the decline in the wireline segment operating income margin in the second quarter of 2003 compared to the first quarter of 2003. Additional factors contributing to the margin decrease were loss of revenues from the weak U.S. economy and increased competition, and an increase in our combined net pension and postretirement cost. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $685, or 10.9%, in the second quarter and $1,277, or 10.1%, for the first six months of 2003 due primarily to the continued loss of retail access lines caused by providing below-cost UNE-P. The weak U.S. economy and increased competition, including technology substitution such as wireless and cable, also contributed to the decline in revenues. Our retail consumer and business access lines decreased by 9.9% and 6.7% respectively, and our total access lines declined by 4.2%. The continued access-line declines decreased revenues approximately $349 in the second quarter and $701 for the first six months.

Revenue also decreased approximately $62 in the second quarter and $113 for the first six months due to a California regulatory order that affected UNE-P pricing. Revenue decreased approximately $46 in the second quarter and for the first six months due to a one-time Texas rate reclassification accrual recorded in 2002. Other pricing responses to competitors’ offerings and regulatory changes reduced revenue approximately $66 in the second quarter and $86 for the first six months of 2003. Revenues from calling features (e.g., Caller ID and voice mail) decreased approximately $117 in the second quarter and $229 for the first six months, due to the weak economy and access-line declines. Settlements and billing adjustments with our wholesale customers also decreased revenues approximately $66 in the second quarter and $104 for the first six months. Reduced demand for inside wire service agreements decreased revenues approximately $34 in the second quarter and $70 for the first six months of 2003. Payphone revenues decreased approximately $25 in the second quarter and $49 for the first six months of 2003.

Partially offsetting these revenue declines, demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $154 in the second quarter and $282 for the first six months of 2003.

Data revenues increased $66, or 2.7%, in the second quarter and $154, or 3.2%, for the first six months of 2003. The increases reflect growth in DSL, our broadband internet-access service, which increased data transport revenues approximately $128 in the second quarter and $223 for the first six months of 2003. The number of DSL lines in service grew to approximately 2,773,000 as compared to 1,728,000 at June 30, 2002.

Partially offsetting the increase in DSL revenue was a decline in demand for high-capacity data transport services, which decreased revenues approximately $37 in the second quarter; however, these revenues were essentially flat for the first six months of 2003. Additionally, continued implementation of the 2000 federal Coalition for Affordable Local and Long Distance Service order decreased data transport revenue approximately $25 in the second quarter and $42 for the first six months. Revenues from our e-commerce offering decreased $9 in the second quarter and $34 for the first six months.

Long-distance voice revenues increased $24, or 4.1%, in the second quarter and $11, or 0.9%, for the first six months of 2003. This increase was primarily driven by increased marketing of combined long-distance and local calling fixed-fee offerings (referred to as ‘bundling’) in our West and Southwest regions. Retail interLATA (traditional long-distance) revenues increased approximately $65 in the second quarter and $109 for the first six months of 2003. This increase reflects our April 2003 entry into the Nevada long-distance market in addition to our previous entries into the California, Arkansas, Connecticut, Kansas, Missouri, Oklahoma and Texas long-distance markets. We are now authorized to offer interLATA long-distance services in 8 of our original 13 states and are currently seeking approval in all five states in our Midwest region. In addition, retail international long-distance revenue increased approximately $20 in the second quarter and $28 for the first six months of 2003 due to higher call volumes that originate and terminate internationally.

Partially offsetting these increases was a decline in retail intraLATA long-distance (local toll) revenues of approximately $65 during the second quarter and $125 for the first six months of 2003. Minutes of use declined approximately 20% in the second quarter and 17.6% for the six months of 2003. This decline in minutes of use decreased revenues approximately $31 for the quarter and $65 for the six months of 2003. IntraLATA revenues also declined, due to access line losses, approximately $32 in the second quarter and $58 for the first six months. As we have already opened our markets to competition, which is a requirement to gain approval to offer interLATA long-distance in our entire 13-state area, we expect further losses in intraLATA revenues.

Revenue from wholesale long-distance services provided to Cingular, under a 2002 related-party agreement, was essentially flat in the second quarter and increased approximately $19 for the first six months of 2003. However, this did not have a material impact on our net income as the long-distance revenue was mostly offset when we recorded our share of equity income in Cingular. Excluding the revenues generated from our agreement with Cingular, long-distance voice revenues declined approximately $8, or 0.7% for the first six months of 2003.

Other operating revenues decreased $44, or 9.8%, in the second quarter and $77, or 8.5%, for the first six months of 2003. Demand for directory and operator assistance, carrier billing and collection, and other miscellaneous products and services decreased approximately $51 for the second quarter and $77 for the first six months of 2003. Adjustments to wholesale billing and deferred activation fees also decreased revenues approximately $14 in the second quarter and $27 for the first six months of 2003. Partially offsetting these decreases, price increases in directory assistance increased revenue approximately $15 in the second quarter and $27 for the first six months.

Cost of sales decreased $71, or 1.8%, in the second quarter of 2003 and increased by $2 for the first six months of 2003. Cost of sales consists of costs we incur to sell our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Our combined net pension and postretirement cost increased approximately $212 in the second quarter and $484 for the first six months, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $103 in the second quarter and $248 for the first six months of 2003.

Lower employee levels decreased expenses, primarily salary and wages, approximately $106 in the second quarter and $225 for the first six months of 2003. Expenses also decreased approximately $129 in the second quarter and $136 for the first six months of 2003 due to lower severance accruals. Other employee-related expenses including travel, training and conferences decreased approximately $13 in the second quarter and $40 for the first six months of 2003.

Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs also decreased approximately $93 in the second quarter and $228 for the first six months of 2003. Reciprocal compensation expense decreased approximately $48 in the second quarter and $49 for the first six months of 2003 as the lower rates that we have negotiated with other carriers have more than offset the growth in minutes that our customers have used outside of our network.

Selling, general and administrative expenses increased $114, or 5.3%, in the second quarter and $148, or 3.5%, for the first six months of 2003. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph. The allocation of advertising and other employee related expenses to the wireline segment in the second quarter of 2003, that were incurred in the previous quarter, also increased wireline expenses in the second quarter of 2003 compared to the first quarter of 2003.

Our combined net pension and postretirement cost increased approximately $104 in the second quarter and $237 for the first six months of 2003, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Advertising expense increased approximately $108 in the second quarter and $178 for the first six months of 2003, primarily driven by our launch of long-distance service in California and bundling initiatives. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $97 in the second quarter and $138 for the first six months of 2003. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs also increased approximately $57 in the second quarter and $30 for the first six months of 2003.

Lower employee levels decreased expenses approximately $32 in the second quarter and $84 for the first six months of 2003. Expenses decreased approximately $62 in the second quarter and $75 for the first six months of 2003 due to lower severance accruals. Other employee-related expenses such as travel, training and conferences decreased approximately $11 in the second quarter and $27 for the first six months of 2003. Our provision for uncollectible accounts decreased approximately $146 in the second quarter and $248 for the first six months of 2003, as we continued to experience fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers.

Depreciation and amortization expenses decreased $166, or 7.8%, in the second quarter and $296, or 7.0%, for the first six months of 2003. The change in our depreciation rates when we adopted FAS 143 (see Note 1), decreased expenses approximately $85 in the second quarter and $170 and for the first six months of 2003. Reduced capital expenditures accounted for the remainder of the decrease.

Cingular
Segment Results
Second Quarter	Six-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Segment operating revenues
Service	$3,531	$3,492	1.1%	$6,877	$6,808	1.0%
Equipment	255	256	(0.4)	499	483	3.3
Total Segment Operating Revenues	3,786	3,748	1.0	7,376	7,291	1.2
Segment operating expenses
Cost of services and equipment sales	1,253	1,196	4.8	2,422	2,323	4.3
Selling, general and administrative	1,269	1,375	(7.7)	2,486	2,674	(7.0)
Depreciation and amortization	508	455	11.6	996	905	10.1
Total Segment Operating Expenses	3,030	3,026	0.1	5,904	5,902	-
Segment Operating Income	756	722	4.7	1,472	1,389	6.0
Interest Expense	230	221	4.1	455	446	2.0
Equity in net income (loss) of affiliates, net	(76)	(67)	(13.4)	(148)	(125)	(18.4)
Other, net	(28)	(35)	20.0	(26)	(47)	44.7
Segment Income	$422	$399	5.8%	$843	$771	9.3%

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

The FCC has adopted rules, effective November 2003, that will allow customers to keep their wireless phone number when switching to another wireless company. These rules could significantly increase Cingular’s customer turnover (“churn”) rate and thereby increase Cingular’s costs to retain or add new customers. We expect certain of Cingular’s operating costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the first year these rules become effective. To the extent industry churn remains higher than in the past, we would expect those costs to continue at a significant level.

Cingular’s cellular/PCS networks use equipment with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. Cingular is currently in the process of adding GSM equipment (GSM overlay) throughout its existing TDMA markets to provide a common voice standard. Cingular’s GSM network upgrade is expected to be substantially complete by the end of 2003 when approximately 90% of Cingular’s population of potential customers (referred to in the media as “POPs”) will be covered by GSM. Additionally, through agreements with other carriers, Cingular customers will have GSM coverage in 90% of the U.S. at the end of 2003. Also, Cingular is adding high-speed technologies for data services known as General Packet Radio Services (GPRS) and Enhanced Data Rate for Global Evolution (EDGE).

On August 5, 2003, Cingular executed an agreement with NextWave Telecom Inc. (NextWave) and certain of its affiliates under which Cingular will purchase FCC licenses for wireless spectrum in 34 markets from NextWave for $1,400 in cash, subject to the terms and conditions set forth in the agreement. Because NextWave and its affiliates are currently seeking relief under Chapter 11 of the United States Bankruptcy Code, the agreement is subject to the approval of the United States Bankruptcy Court for the Southern District of New York. In addition, the transaction is subject to various other closing conditions, many of which are outside of Cingular’s control, including approval from the FCC.

Our Cingular segment operating income margin was 20% in the second quarter and for the first six months of 2003, compared to 19.3% in the second quarter and 19.1% for the first six months of 2002. The increase in our Cingular segment operating income margin was due primarily to reduced selling, billing and other expenses related to 2002 conversion and reorganization programs, which offset the increased network and depreciation expenses. The slower rate of growth in revenues continues to reflect the impact of competition on pricing levels and customer growth rates. At June 30, 2003, Cingular had approximately 22,600,000 customers, with net customer additions of approximately 540,000 in the second quarter. Net customer additions when compared to the same period in the prior year, increased in the second quarter of 2003 approximately 187,000 and increased for the first six months of 2003 by approximately 142,000. Gross customer additions decreased in the second quarter and for the first six months of 2003 when compared to the same periods in 2002. See further discussion of the details of the Cingular segment revenue and expense fluctuations below.

Service revenues increased $39, or 1.1%, in the second quarter and $69, or 1.0%, for the first six months of 2003. Increases in data services, local minutes of use and customers as compared to the prior year increased service revenues approximately $91, in the second quarter and $196 for the first six months of 2003. Roaming and long-distance revenues from Cingular customers declined approximately $23 in the second quarter and $72 for the first six months as customers continued to migrate to all-inclusive rate plans. Roaming revenues from other wireless carriers for use of Cingular’s network decreased approximately $32 in the second quarter and $56 for the first six months of 2003, primarily due to lower negotiated roaming rates, which offset the impact of increasing volumes.

Equipment revenues decreased $1, or 0.4%, in the second quarter and increased $16, or 3.3%, for the first six months of 2003. The first six months results were driven by increased handset revenues, from higher per unit handset pricing, partially offset by lower accessory revenues. Additionally, on an overall basis, the increase for the six months ended June 30, 2003 is negatively impacted by lower gross customer additions when compared with 2002.

Cost of services and equipment sales increased $57, or 4.8%, in the second quarter and $99, or 4.3%, for the first six months of 2003. The increase was primarily due to an increase in equipment costs, as well as, an increase in network minutes of use of 14.5% in the second quarter and 15.7% for the first six months of 2003. The higher network minutes of use increased local network costs. The higher equipment costs resulted from increased per unit handset costs, caused by a shift to higher-end handsets such as the dual-system TDMA/GSM handsets in use during Cingular’s GSM system conversion and newly introduced GSM-only handsets. The impact of increased per unit handset costs was reduced due to fewer new customers signing up for Cingular service (lower prepaid and postpaid gross customer additions) for the six months ended June 30, 2003.

Selling, general and administrative expenses decreased $106, or 7.7%, in the second quarter and $188, or 7.0%, for the first six months of 2003. Selling expenses decreased approximately $59 in the second quarter and $108 for the first six months of 2003 due to reduced employee-related costs resulting from a sales operation reorganization in 2002 and lower commissions expense. Commissions expense declined due to a decrease in postpaid and prepaid gross customer additions compared with the same periods in 2002 and increased lower-cost gross customer additions generated by affiliate sales channels as a result of our bundling initiatives.

Depreciation and amortization expenses increased $53, or 11.6%, in the second quarter and $91 or 10.1%, for the first six months of 2003. The increase was primarily related to higher capital expenditures for network upgrades including the GSM overlay and increased depreciation on certain network assets resulting from Cingular’s decision in 2003 to shorten the estimated remaining useful life of these assets. Cingular determined that a reduction in the useful lives of TDMA assets was warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by 2008. As a result of the change in estimate, depreciation expense increased by $21 in the second quarter and $42 for the six months ended June 30, 2003.

Directory
Segment Results
Second Quarter	Six-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$1,066	$1,056	0.9%	$2,128	$1,755	21.3%
Segment operating expenses
Cost of sales	224	211	6.2	440	389	13.1
Selling, general and administrative	259	224	15.6	516	426	21.1
Depreciation and amortization	4	8	(50.0)	11	16	(31.3)
Total Segment Operating Expenses	487	443	9.9	967	831	16.4
Segment Income	$579	$613	(5.5)%	$1,161	$924	25.6%

Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. The amortization method recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months. We made this change prospectively; therefore, in the table above, results in the second quarter and for the first six months of 2003 are shown on the amortization basis, while the second quarter and first six months of 2002 are shown on the issue basis.

Our directory segment income was $579 with a margin of 54.3% in the second quarter and $1,161 with a margin of 54.6% for the first six months of 2003. In 2002, our directory segment income was $613 with a margin of 58.0% in the second quarter and $924 with a margin of 52.6% for the first six months. If we were to eliminate the effects of the accounting change and shifts in the schedule of directory titles published, our directory segment income would have been $358 and the segment operating income margin would have been 48.2% in the second quarter and $523 with a margin of 40.1% for the first six months of 2003, compared to $376 with a margin of 49.6% in the second quarter and $579 with a margin of 43.8% for the first six months of 2002. The decrease in operating income of $18 in the second quarter and $56 for the first six months as well as the decreased margin was due primarily to increased pension and postretirement costs combined with pressure on revenues from increased competition and lower demand from advertisers. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues increased $10, or 0.9%, in the second quarter and $373, or 21.3%, for the first six months of 2003. The accounting change increased revenues approximately $323 in the second quarter and $823 for the first six months of 2003. Shifts in the directory title publication dates reduced revenues approximately $299 in the second quarter and $434 for the first six months. Revenues decreased approximately $239 in the second quarter and $344 for the first six months primarily related to a shift in publication dates from the second quarter in 2002 to the third quarter of 2003, and decreased $60 in the second quarter and $90 for the first six months from extensions of book publication dates in 2002. Demand for directory advertising services decreased approximately $15 in the second quarter and $17 for the first six months of 2003, reflecting increased competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $13, or 6.2%, in the second quarter and $51, or 13.1%, for the first six months of 2003. The accounting change increased expense approximately $39 in the second quarter and $76 for the first six months of 2003, while the shifts in the schedule of directory title publications reduced cost of sales approximately $34 in the second quarter and $48 for the first six months. Pension and postretirement costs increased cost of sales approximately $19 in the second quarter and $43 for the first six months of 2003.

Selling, general and administrative expenses increased $35, or 15.6%, in the second quarter and $90, or 21.1%, for the first six months of 2003. The accounting change increased expenses approximately $64 in the second quarter and $110 for the first six months, while the shifts in the schedule of directory title publications reduced selling expenses by approximately $27 in the second quarter and $41 for the first six months. Pension and postretirement costs increased selling, general and administrative expenses approximately $7 in the second quarter and $23 for the first six months of 2003.

International
Segment Results
Second Quarter	Six-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$8	$10	(20.0)%	$14	$17	(17.6)%
Total Segment Operating Expenses	11	18	(38.9)	32	41	(22.0)
Segment Operating Income (Loss)	(3)	(8)	62.5	(18)	(24)	25.0
Equity in Net Income of Affiliates	216	206	4.9	328	415	(21.0)
Segment Income	$213	$198	7.6%	$310	$391	(20.7)%

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

Segment operating revenues decreased $2, or 20.0%, in the second quarter and $3, or 17.6%, for the first six months of 2003 primarily due to lower management fee revenues.

Segment operating expenses decreased $7, or 38.9%, in the second quarter and $9, or 22.0%, for the first six months of 2003 primarily due to a decrease in corporate-allocated charges.

Equity in net income of affiliates increased $10, or 4.9%, in the second quarter and decreased $87, or 21.0%, for the first six months of 2003. The increase in the second quarter was primarily due to our affiliates’ improved operating results and lower financing costs. Equity income increased approximately $10 from Belgacom S.A.‘s (Belgacom) wireline and wireless operations and $26 from TDC A/S’s (TDC) Switzerland operations and lower financing costs. Equity income from Telmex increased approximately $24 due primarily to lower financing costs, and equity income from América Móvil increased approximately $29 resulting from improved operating results as well as lower financing costs. Equity income from Telkom S.A. Limited (Telkom) increased approximately $21 resulting from higher wireline and wireless operating results and a favorable exchange rate. Second-quarter 2003 results also reflect the absence of a 2002 Belgacom restructuring charge of approximately $101.

These increases in the second quarter were partially offset by two transactions that occurred in 2002 that affected comparisons with 2003. First, Belgacom’s 2002 sale of a portion of its Netherlands wireless operations resulted in gains of approximately $42 by Belgacom and $16 by TDC, a part owner of Belgacom. Second, the 2002 merger of a Belgacom subsidiary resulted in gains of approximately $17 from Belgacom and $7 from TDC. Also offsetting the second-quarter increases were 2003 restructuring charges of $39 at TDC and forgone equity income of approximately $20 due to the sale of our investment Cegetel in the first quarter of 2003 and $60 due to the 2002 disposition of our investment in Bell Canada.

The decrease for the first six months of 2003 was primarily due to the 2002 gains on the sale of Belgacom’s Netherlands wireless operations mentioned above, which were approximately $105 from Belgacom, and $40 from TDC for the first six months. The 2002 gains of approximately $17 from Belgacom and $7 from TDC from a merger of a Belgacom subsidiary, along with TDC’s restructuring charges of $39 mentioned above and forgone equity income of approximately $26 and $53 from the sales of investments in Cegetel and Bell Canada respectively, affected results for the first six months of 2003. Equity income from Telmex decreased approximately $19 for the first six months due to a decline in operating results and an unfavorable exchange rate partially offset by lower financing costs.

The decreases for the first six months of 2003 were partially offset by Belgacom’s 2002 restructuring charge of approximately $101 mentioned above, as well as improved operating results from Belgacom of $32 and TDC of $26 for the first six months of 2003. Additionally, equity income from América Móvil for the first six months of 2003 increased approximately $34 resulting from improved operating results as well as lower financing costs. Equity income from Telkom increased approximately $22 resulting from higher wireline and wireless operating results and a favorable exchange rate.

We expect the foregone equity income from the dispositions of our investments in Bell Canada and Cegetel and the indirect gains on 2002 asset sales to continue to affect our 2003 equity in net income of affiliates.

Our equity in net income of affiliates by major investment is listed below:

Second Quarter	Six-Month Period
2003	2002	2003	2002
América Móvil	$44	$15	$52	$18
Belgacom	45	9	70	87
Bell Canada [1]	-	60	-	53
Cegetel [1]	-	20	-	26
TDC	28	46	83	110
Telkom South Africa	27	6	39	17
Telmex	72	48	81	100
Other	-	2	3	4
International Equity in Net Income of Affiliates	$216	$206	$328	$415

[1]	Investment sold

Other
Segment Results
Second Quarter	Six-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$61	$74	(17.6)%	$128	$152	(15.8)%
Total Segment Operating Expenses	(64)	78	-	30	154	(80.5)
Segment Operating Income	125	(4)	-	98	(2)	-
Equity in Net Income of Affiliates	255	244	4.5	508	472	7.6
Segment Income	$380	$240	58.3%	$606	$470	28.9%

Our other segment results in the second quarter and for the first six months of 2003 and 2002 primarily consist of corporate and other operations. Expenses decreased primarily due to a favorable return on insurance assets in the second quarter of 2003, and advertising and employee related costs incurred in the first quarter of 2003 but allocated to our subsidiaries as corporate charges in the second quarter of 2003. Substantially all of the Equity in Net Income of Affiliates represents the equity income from our investment in Cingular.

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

Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the Federal Communications Commission (FCC) for interstate services. For example, certain state commissions, including those in California, Illinois, Michigan, Wisconsin, Ohio and Indiana, significantly lowered the wholesale rates we are allowed to charge competitors, including AT&T and MCI (formerly known as WorldCom), for leasing parts of our network (unbundled network elements, or UNEs). These mandated rates, which are generally below our cost, are significantly contributing to continuing declines in our access-line revenues and profitability. When UNEs are combined by incumbent local exchange carriers and offered as a product to competitors as required by various state and federal regulations, that complete set capable of providing total local service to a customer is referred to as a UNE-P. Under UNE-P, our competitors market the lines and collect revenues from customers, and from inter-exchange carriers for originating and terminating long-distance traffic, but we still incur the network costs, which generally exceed the rates we are permitted to charge competitors for UNE-P. At the end of the second quarter of 2003, we had 375,000 more UNE-P lines than at the end of the first quarter. Taking into consideration an adjustment of 113,000 for the timing for disconnected UNE-P lines in California and Nevada, we lost an additional 488,000 retail lines to competitors who obtained UNE-P lines from us. For the first six months of 2003 we lost 1.3 million retail customer lines to competitors who obtained UNE-P lines from us.

As discussed in our 2002 Annual Report to Shareowners, in February 2003, the FCC completed its triennial review of UNE regulations. The FCC review included a wide range of UNE issues, including UNE-P, dark fiber (unused fiber that does not have a communications signal) and unbundled transport of communications services. Several state commissions are also reviewing unbundling regulations, including those for broadband services. If current UNE-P regulations remain in place or are revised to be even more detrimental to our business, we could experience additional and more significant declines in access-line revenues, which, in turn, could reduce returns on our invested capital and result in further reductions in capital expenditures and employment levels. The FCC did not release a text of its decision prior to the filing of this Form 10-Q and public information about the FCC’s ruling is somewhat limited; therefore we cannot analyze or quantify the effects of this decision until we review the text of the decision.

Should this difficult and uncertain regulatory environment stabilize, we expect that additional business opportunities, especially in the broadband area, would be created. At the same time, the continued weakness in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business.

Long-Distance Applications In May and June 2003, respectively, the Illinois Commerce Commission (ICC) and the Public Utilities Commission of Ohio approved our Illinois and Ohio wireline subsidiaries’ applications to enter the interLATA long-distance markets in Illinois and Ohio. In July 2003, the Public Service Commission of Wisconsin approved our Wisconsin, and the Indiana Utility Regulatory Commission provided preliminary support for our Indiana (final approval was given in August 2003), wireline subsidiaries’ applications to enter the interLATA long-distance markets in those states. We filed applications for approval to offer interLATA long-distance services in Illinois, Ohio, Wisconsin and Indiana with the FCC on July 17, 2003. Additionally, we re-filed our Michigan long-distance application with the FCC on June 19, 2003. The FCC must issue its decision within 90 days of each filing, if it deems our filings complete. We expect increased competition for our wireline subsidiaries in these states as they approach entrance into the long-distance markets. However, ultimately we expect that providing long-distance service in these states will improve trends in access line losses, customer winback and retention, similar to those experienced in other states in our 13-state area where we offer wireline interLATA long-distance. We currently offer wireline interLATA long-distance service in Texas, Kansas, Oklahoma, Arkansas, Missouri, Connecticut, California and Nevada.

Illinois Legislation In May 2003, the Illinois legislature passed legislation concerning wholesale prices our Illinois wireline subsidiary can charge local service competitors, such as AT&T and MCI, for leasing its local telephone network (UNE rates). The new law directed the ICC to set wholesale rates based on actual data, including our subsidiary’s actual network capacity and actual depreciation rates shown on our financial statements. In June 2003, the United States District Court for the Northern District of Illinois Eastern Division (Illinois District Court) issued a temporary order blocking implementation of this law. The order was made permanent in July 2003. We have appealed the Illinois District Court decision. If we win on appeal and this legislation is implemented, we expect the wholesale price we charge competitors to increase approximately seven dollars per month for each wholesale line, after the first 35,000 lines per competitor. As of June 30, 2003, there were approximately 900,000 wholesale lines in Illinois and a number of competitors providing service.

Telecommunications Infrastructure Fund (TIF) The TIF was established by the Texas legislature in 1995 as a tax on local, long-distance and wireless telecommunications companies and was designed to provide technology for Texas’ schools, hospitals and libraries. In June 2003, the Texas legislature extended the tax past its original goal, directing the TIF to collect $250 more than originally planned. We expect to incur operating expenses of approximately $45 in our wireline segment in 2004 related to the TIF.

OTHER BUSINESS MATTERS

WorldCom Bankruptcy In July 2002, WorldCom Inc. (WorldCom) and more than 170 related entities filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Our claims against WorldCom total approximately $661 and include receivables, issues that are the subject of litigation, and a variety of contingent and unliquidated items. At June 30, 2003, we had approximately $320 in receivables and reserves of approximately $140 related to the WorldCom bankruptcy filing.

In addition to the reserves, we are withholding payments on amounts we owed WorldCom as of its bankruptcy filing date that equal or exceed our remaining net receivable. These withholdings relate primarily to amounts collected from WorldCom’s long-distance customers in our role as billing agent and other general payables. We estimate our post-petition billing to WorldCom to be approximately $160 per month. To date, WorldCom generally has paid its post-petition obligations to us on a timely basis.

On July 25, 2003, WorldCom agreed to pay us approximately $107 to settle many, but not all, of the issues that arose prior to WorldCom’s bankruptcy. This settlement was approved by the bankruptcy court on August 5, 2003; however, most of the provisions are also contingent upon WorldCom obtaining approval of its Plan of Reorganization (POR). This settlement does not include issues related primarily to reciprocal compensation we paid to WorldCom for internet service provider traffic and certain pre-bankruptcy switched access charges not billed to WorldCom based on usage information provided by WorldCom. The bankruptcy court has scheduled hearings to begin in September 2003 to consider whether WorldCom’s proposed POR should be approved. Two creditor groups are opposing approval of the proposed POR; the impact they may have on WorldCom’s proposed reorganization is not yet clear. On July 26, 2003, the United States Attorney for the Southern District of New York announced an investigation with respect to recently disclosed information alleging that WorldCom is committing access fraud in the manner in which it routes and classifies long-distance calls. The impact of this investigation on WorldCom’s proposed reorganization is not yet clear.

EchoStar Agreement In July 2003, we announced an agreement with EchoStar Communications Corporation (EchoStar) that will allow us to provide multichannel satellite television service as part of our bundled services (local phone service, long-distance, broadband, wireless and video together) throughout our 13-state traditional service area. As part of the multi-year agreement, we will help fund development of the co-branded bundled video services. We expect to receive timely regulatory approval and to launch the new “SBC DISH Network” entertainment service in early 2004. In a separate transaction, we also made a $500 investment in EchoStar in the form of debt convertible into EchoStar shares.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,139 in cash and cash equivalents available at June 30, 2003. Cash and cash equivalents included cash of $294, municipal securities of $222, variable-rate securities of $1,292, money market funds of $3,242 and other short-term securities of $89.

During the first six months of 2003 our primary source of funds was cash from operating activities supplemented by cash from our disposition of Cegetel. Our primary source of funds for 2002 was cash provided by operating activities.

We currently have a credit agreement totaling $4,250 with a syndicate of banks set to expire on October 21, 2003. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of June 30, 2003. Upon expiration, we believe that we will be able to renew our credit facility.

Our commercial paper borrowings decreased $148 during the first six months of 2003, and at June 30, 2003, totaled $1,000, all of which was due within 90 days and issued under a program initiated by a wholly-owned subsidiary, SBC International, Inc., in the first quarter of 2002. This program was initiated in order to simplify intercompany borrowing arrangements.

Our investing activities during the first six months of 2003 consisted of $1,969 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, decreased by approximately 44.2% in the first six months of 2003 as compared to the same period in the prior year. We currently expect our capital spending for 2003 to be between $5,000 and $6,000, excluding Cingular, substantially all of which we expect to relate to our wireline segment. We expect to continue to fund these expenditures using cash from operations, and depending on interest rate levels and overall market conditions, incremental borrowings. The Cingular and international segments should be self-funding as they are substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our 2002 Annual Report to Shareowners, our capital spending plans described above reflect continued pressure from the U.S. economic and regulatory environments and our resulting lower revenue expectations.

Investing activities during the first six months of 2003 also include proceeds of $2,270 relating to the sale of our interest in Cegetel, $177 from the sale of a portion of our interest in Yahoo! and $173 from the sale of a portion of our investment in BCE. At June 30, 2003 we held approximately 11 million shares of Yahoo! and 9 million shares of BCE. We did not make any acquisitions during the first six months of 2003.

Cash paid for dividends in the first six months of 2003 was $1,999, or 13.5% higher than in the first six months of 2002, due to a 4.6% increase in dividends declared per share in 2003 and an additional dividend of $0.05 per share. On June 27, 2003, we declared a regular quarterly dividend of $0.2825 per share and an additional dividend of $0.10 per share. These dividends will be paid on August 1, 2003.

In July 2003, we announced our intention to resume our previously announced stock repurchase program. At December 31, 2002, our Board of Directors had authorized the repurchase of 200 million shares, of which approximately 140 million shares had been repurchased as of June 30, 2003.

Also in July 2003, we entered into a co-branded service agreement with EchoStar to offer satellite television service to our in-region customers. On July 21, 2003, we invested $500 in debt that is convertible into EchoStar shares.

As of July 31, 2003, we had called, prior to maturity, approximately $1,743 of debt obligations with maturities ranging between February 2007 and March 2048, and interest rates ranging between 6.5% and 7.9%. Of the $1,743 called debt, approximately $264, with an average yield of 7.2% was called in July; $1,462, with an average yield of 7.4% was called in June; and $17, with an average yield of 6.9% was called in March. Funds from operations and dispositions were used to pay off these notes.

During the first six months of 2003, approximately $952 of long-term debt obligations, and $1,000 of one-year floating rate securities matured. The long-term obligations carried interest rates ranging from 5.9% to 9.5%, with an average yield of 6.0%. The short-term notes paid quarterly interest based on the London Interbank Offer Rate (LIBOR). Funds from operations and dispositions were used to pay off these notes.

At June 30, 2003, our debt ratio was 32.7% compared to 44.5% at June 30, 2002. The decline was primarily due to lower debt levels and our 2003 cumulative effect of accounting changes. These accounting changes increased equity $2,548, which decreased our debt ratio approximately 150 basis points (1.5%).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the disclosures about our sensitivities to market risks related to financial instruments since December 31, 2002.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of June 30, 2003.

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
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, technological advancements, industry consolidation and availability and cost of capital.
  Decisions by federal and state regulators and courts relating to bankruptcies of industry participants.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 2003, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 97,643 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $21.05 to $26.03, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners

(a)	The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 25, 2003, in San Antonio, Texas. Shareowners representing 2,754,197,911 shares of common stock as of the February 28, 2003 record date were present in person or were represented at the meeting by proxy.

(b)	At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term:

DIRECTOR	SHARES FOR	SHARES WITHHELD*
Gilbert F. Amelio	2,634,121,275	120,076,636
Clarence C. Barksdale	2,616,851,071	137,346,840
Martin K. Eby, Jr.	2,619,999,622	134,198,289
Charles F. Knight	2,613,991,434	140,206,477
Toni Rembe	2,621,188,666	133,009,245
Carlos Slim Helu	2,631,221,215	122,976,696
Patricia P. Upton	2,633,828,736	120,369,175

* Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

The following directors continued in office after the meeting:

James E. Barnes	Lynn M. Martin
August A. Busch III	John B. McCoy
The Honorable William P. Clark	Mary S. Metz
Herman E. Gallegos	S. Donley Ritchey
Jess T. Hay	Joyce M. Roché
James A. Henderson	Dr. Laura D´Andrea Tyson
Admiral Bobby R. Inman	Edward E. Whitacre Jr.

(c)	Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2003. The vote was 2,641,553,377 FOR and 79,179,241 AGAINST, with 33,465,293 shares ABSTAINING.

(d)	Shareowners voted down Shareowner Proposal A which, upon the expiration of existing agreements, provided that no achievement bonuses or incentives would be given to executive members of corporate management. The vote was 286,783,953 FOR and 1,896,732,777 AGAINST, with 67,490,100 ABSTAINING.

(e)	Shareowners ratified Shareowner Proposal B which, recommended that the Board of Directors redeem any poison pill previously issued and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareowner vote. The vote was 1,320,407,284 FOR and 857,259,645 AGAINST, with 73,339,901 ABSTAINING.

(f)	Shareowners voted down Shareowner Proposal C which provided that stock options and other stock based compensation be subject to performance "hurdles" or "indexing" features, that stock "earned" by executives be subject to undetermined holding periods and that executives be subject to downside financial risk. The vote was 770,870,488 FOR and 1,404,939,302 AGAINST, with 75,197,040 ABSTAINING.

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

(b)	Reports on Form 8-K

On July 21, 2003, we filed a Form 8-K, reporting on Item 5. Other Events. In the report we disclosed that an unsolicited “mini-tender” offer had been made by Corporate Investments, Inc. to purchase up to 1% of SBC’s outstanding shares.

On July 24, 2003, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report we disclosed our second-quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

August 12, 2003	/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
and Chief Financial Officer