Form 10-Q
period 2003-09-30
SBC COMMUNICATIONS INC
filed 2003-11-12
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

At October 31, 2003, common shares outstanding were 3,310,669,504.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
Three months ended September 30,	Nine months ended September 30,
2003	2002	2003	2002
Operating Revenues
Voice	$5,487	$6,169	$16,857	$18,805
Data	2,576	2,441	7,546	7,257
Long-distance voice	668	594	1,858	1,773
Directory advertising	1,077	868	3,233	2,640
Other	431	484	1,282	1,446
Total operating revenues	10,239	10,556	30,776	31,921
Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	4,244	4,136	12,320	12,142
Selling, general and administrative	2,433	2,243	7,274	6,964
Depreciation and amortization	1,952	2,148	5,925	6,440
Total operating expenses	8,629	8,527	25,519	25,546
Operating Income	1,610	2,029	5,257	6,375
Other Income (Expense)
Interest expense	(280)	(356)	(972)	(1,046)
Interest income	126	137	405	427
Equity in net income of affiliates	337	729	1,173	1,616
Other income (expense) - net	22	2	1,687	227
Total other income (expense)	205	512	2,293	1,224
Income Before Income Taxes	1,815	2,541	7,550	7,599
Income taxes	599	832	2,491	2,481
Income Before Cumulative Effect of Accounting Changes	1,216	1,709	5,059	5,118
Cumulative effect of accounting changes, net of tax	-	-	2,548	(1,820)
Net Income	$1,216	$1,709	$7,607	$3,298

Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Changes	$0.37	$0.51	$1.52	$1.54
Net Income	$0.37	$0.51	$2.29	$0.99
Earnings Per Common Share-Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes	$0.37	$0.51	$1.52	$1.53
Net Income	$0.37	$0.51	$2.28	$0.99
Weighted Average Number of Common Shares Outstanding (in millions)	3,331	3,336	3,333	3,353
Dividends Declared Per Common Share	$0.3825	$0.27	$1.0975	$0.81

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
September 30, 2003	December 31, 2002
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,940	$3,567
Accounts receivable - net of allowances for uncollectibles of $1,056 and $1,427	6,140	8,540
Short-term investments	261	1
Prepaid expenses	1,002	687
Deferred income taxes	1,511	704
Other current assets	1,036	590
Total current assets	14,890	14,089
Property, plant and equipment - at cost	132,637	131,755
Less: accumulated depreciation and amortization	80,654	83,265
Property, Plant and Equipment - Net	51,983	48,490
Goodwill - Net	1,622	1,643
Investments in Equity Affiliates	11,800	10,470
Notes Receivable from Cingular Wireless	5,885	5,885
Other Assets	15,128	14,480
Total Assets	$101,308	$95,057

Liabilities and Shareowners’ Equity
Current Liabilities
Debt maturing within one year	$1,900	$3,505
Accounts payable and accrued liabilities	9,339	9,413
Accrued taxes	3,213	870
Dividends payable	1,267	895
Total current liabilities	15,719	14,683
Long-Term Debt	16,357	18,536
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	13,186	10,726
Postemployment benefit obligation	14,340	14,094
Unamortized investment tax credits	216	244
Other noncurrent liabilities	3,598	3,575
Total deferred credits and other noncurrent liabilities	31,340	28,639
Shareowners’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	13,015	12,999
Retained earnings	27,769	23,802
Treasury shares (at cost)	(4,596)	(4,584)
Additional minimum pension liability adjustment	(1,473)	(1,473)
Accumulated other comprehensive loss	(256)	(978)
Total shareowners’ equity	37,892	33,199
Total Liabilities and Shareowners’ Equity	$101,308	$95,057

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
Nine months ended September 30,
2003	2002
Operating Activities
Net income	$7,607	$3,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,925	6,440
Undistributed earnings from investments in equity affiliates	(913)	(1,400)
Provision for uncollectible accounts	718	1,071
Amortization of investment tax credits	(28)	(26)
Deferred income tax expense	1,117	829
Gain on sales of investments	(1,678)	(316)
Cumulative effect of accounting changes, net of tax	(2,548)	1,820
Retirement benefit funding	(945)	-
Changes in operating assets and liabilities:
Accounts receivable	35	(43)
Other current assets	(290)	250
Accounts payable and accrued liabilities	1,723	(1,474)
Other - net	(640)	293
Total adjustments	2,476	7,444
Net Cash Provided by Operating Activities	10,083	10,742
Investing Activities
Construction and capital expenditures	(3,235)	(4,998)
Investments in affiliates	-	(138)
Purchase of marketable securities	(578)	-
Maturities of marketable securities	164	-
Purchase of other investments	(436)	-
Dispositions	2,855	1,166
Acquisitions	-	(571)
Net Cash Used in Investing Activities	(1,230)	(4,541)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(77)	(415)
Issuance of other short-term borrowings	-	4,565
Repayment of other short-term borrowings	(1,070)	(7,357)
Issuance of long-term debt	-	1,966
Repayment of long-term debt	(2,826)	(865)
Purchase of treasury shares	(299)	(1,398)
Issuance of treasury shares	63	126
Dividends paid	(3,271)	(2,660)
Other	-	7
Net Cash Used in Financing Activities	(7,480)	(6,031)
Net increase (decrease) in cash and cash equivalents	1,373	170
Cash and cash equivalents beginning of year	3,567	703
Cash and Cash Equivalents End of Period	$4,940	$873

Cash paid during the nine months ended September 30 for:
Interest	$1,180	$1,186
Income taxes, net of refunds	$446	$1,256

See Notes to Consolidated Financial Statements.

SBC COMMUNCIATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
Nine months ended September 30, 2003
Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year	$12,999
Issuance of treasury shares	(137)
Stock option expense	146
Other	7
Balance at end of period	$13,015

Retained Earnings
Balance at beginning of year	$23,802
Net income ($2.28 per share)	7,607
Dividends to shareowners ($1.10 per share)	(3,641)
Other	1
Balance at end of period	$27,769

Treasury Shares
Balance at beginning of year	(115)	$(4,584)
Purchase of shares	(13)	(299)
Issuance of shares	6	287
Balance at end of period	(122)	$(4,596)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year	$(1,473)
Balance at end of period	$(1,473)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year	$(978)
Other comprehensive income (see Note 2)	722
Balance at end of period	$(256)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our 2002 Annual Report to Shareowners.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In October 2003, the FASB staff issued a statement delaying the effective date of FIN 46 until periods ending after December 15, 2003 for interests held by public companies in VIEs or potential VIEs created before February 1, 2003. We are currently reviewing the provisions of FIN 46 for any potential VIEs created before February 1, 2003. We have not acquired any interests in VIEs during the nine months ended September 30, 2003. We do not expect adoption of this interpretation to have a material effect on our consolidated financial statements.

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

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include municipal securities, money market funds and variable-rate securities (auction rate and/or preferred securities issued by domestic or foreign corporations, municipalities or closed-end management investment companies). At September 30, 2003, we held $318 in cash, $260 in municipal securities, $3,043 in money market funds, $1,266 in variable-rate securities and $53 in other cash equivalents.

Investment Securities – Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities and other auction-type securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses on available-for-sale securities, net of tax, are recorded in accumulated other comprehensive income.

Revenue Recognition – Revenues and associated expenses related to nonrefundable, up-front wireline service activation fees are deferred and recognized over the average customer life of five years. Expenses, though exceeding revenue, are only deferred to the extent of revenue.

Certain revenues derived from local telephone and long-distance services (principally fixed fees) are billed monthly in advance and are recognized the following month when services are provided. Other revenues derived from telecommunications services, principally long-distance usage (in excess or in lieu of fixed fees) and network access, are recognized monthly as services are provided.

Prior to 2003, we recognized revenues and expenses related to publishing directories on the “issue basis” method of accounting, which recognizes the revenues and expenses at the time the initial delivery of the related directory is completed. See the discussion of our 2003 change in directory accounting in the “Cumulative Effect of Accounting Changes” section below.

The Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging accounting issues, has issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses certain aspects of accounting for sales that involve multiple revenue-generating products and/or services sold under a single contractual agreement. For us, this rule is effective for sales agreements entered into beginning July 1, 2003 but it does not have a material effect on our consolidated financial statements.

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested at least annually for impairment. We have completed our annual impairment testing for 2003 and determined that no impairment exists. As of September 30, 2003, the carrying amount of our goodwill decreased $21 as compared to December 31, 2002 primarily due to the third quarter 2003 sale of a division of Sterling Commerce Inc.

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

Our directory accounting change resulted in a noncash charge of $1,136, net of an income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003. The effect of this change was to decrease consolidated pre-tax income and our directory segment income in the third quarter of 2003 by approximately $43 ($27 net of tax, or $0.01 per diluted share) and for the first nine months of 2003 to increase consolidated pre-tax income and our directory segment income by $594 ($364 net of tax, or $0.11 per diluted share). As the number of directory titles published in each quarter varies, with the largest number of titles published in the fourth quarter of the year, we expect the effect of this accounting change will be to lower our directory segment income in the fourth quarter of 2003 as compared with the prior method. We included the deferred revenue balance in the “Accounts payable and accrued liabilities” line item on our balance sheet.

Depreciation accounting
On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 sets forth how companies must account for the costs of removal of long-lived assets when those assets are no longer used in a company’s business, but only if a company is legally required to remove such assets. FAS 143 requires that companies record the fair value of the costs of removal in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. To determine whether we have a legal obligation to remove our long-lived assets, we reviewed state and federal law and regulatory decisions applicable to our subsidiaries, primarily our wireline subsidiaries, which have long-lived assets. Based on this review, we concluded that we are not legally required to remove any of our long-lived assets, except in a few minor instances.

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

Beginning in 2003, for those plant accounts where our estimated costs of removal previously exceeded the estimated salvage value, we will now expense all costs of removal as we incur them (previously those costs had been recorded in our depreciation rates). As a result, our depreciation expense will decrease immediately and our operations and support expense will increase as these assets are removed from service. The effect of this change was to increase consolidated pre-tax income and our wireline segment income in the third quarter of 2003 by approximately $70 ($43 net of tax, or $0.01 per diluted share) and for the first nine months of 2003 by $210 ($129 net of tax, or $0.04 per diluted share). We expect the effects on the fourth quarter in 2003 to be approximately the same as the impact on the first, second and third quarters of 2003. However, over the life of the assets, total operating expenses recognized under this new accounting method will be approximately the same as under the previous method (assuming the cost of removal would be the same under both methods).

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

Three months ended September 30,	Nine months ended September 30,
2003	2002	2003	2002
Income before cumulative effect of accounting changes - as reported	$1,216	$1,709	$5,059	$5,118
Directory change, net of tax	-	83	-	259
Depreciation change, net of tax	-	43	-	129
Income before cumulative effect of accounting changes - as adjusted	$1,216	$1,835	$5,059	$5,506

Basic earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.37	$0.51	$1.52	$1.54
Directory change, net of tax	-	0.03	-	0.07
Depreciation change, net of tax	-	0.01	-	0.04
Income before cumulative effect of accounting changes - as adjusted	$0.37	$0.55	$1.52	$1.65

Diluted earnings per share:
Income before cumulative effect of accounting changes - as reported	$0.37	$0.51	$1.52	$1.53
Directory change, net of tax	-	0.03	-	0.07
Depreciation change, net of tax	-	0.01	-	0.04
Income before cumulative effect of accounting changes - as adjusted	$0.37	$0.55	$1.52	$1.64

Net income (loss) - as reported	$1,216	$1,709	$7,607	$3,298
Remove cumulative effect of accounting changes	-	-	(2,548)	-
Directory change, net of tax	-	83	-	259
Depreciation change, net of tax	-	43	-	129
Net income (loss) - as adjusted	$1,216	$1,835	$5,059	$3,686

Basic earnings per share:
Net income (loss) - as reported	$0.37	$0.51	$2.29	$0.99
Remove cumulative effect of accounting changes	-	-	(0.77)	-
Directory change, net of tax	-	0.03	-	0.07
Depreciation change, net of tax	-	0.01	-	0.04
Net income (loss) - as adjusted	$0.37	$0.55	$1.52	$1.10

Diluted earnings per share:
Net income (loss) - as reported	$0.37	$0.51	$2.28	$0.99
Remove cumulative effect of accounting changes	-	-	(0.76)	-
Directory change, net of tax	-	0.03	-	0.07
Depreciation change, net of tax	-	0.01	-	0.04
Net income (loss) - as adjusted	$0.37	$0.55	$1.52	$1.10

2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2003 and 2002 include net income, adjustments to shareowners’ equity for the foreign currency translation adjustment, and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2003 and 2002.

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

Following is our comprehensive income:

Three months ended September 30,	Nine months ended September 30,
2003	2002	2003	2002
Net income	$1,216	$1,709	$7,607	$3,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	61	(10)	351	378
Net unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for-sale securities	(57)	(58)	420	(119)
Reclassification adjustment for (gain) loss included in net income	(20)	-	(49)	7
Reclassification adjustment for loss included in deferred revenue	-	-	-	14
Net unrealized gain (loss) on securities	(77)	(58)	371	(98)
Other comprehensive income (loss)	(16)	(68)	722	280
Total comprehensive income	$1,200	$1,641	$8,329	$3,578

3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three and nine months ended September 30, 2003 and 2002 is shown in the table below.

Three months ended September 30,	Nine months ended September 30,
2003	2002	2003	2002
Numerators
Numerator for basic earnings per share: Income before cumulative effect of accounting changes	$1,216	$1,709	$5,059	$5,118
Dilutive potential common shares: Other stock-based compensation	2	2	6	5
Numerator for diluted earnings per share	$1,218	$1,711	$5,065	$5,123

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,319	3,322	3,321	3,334
Dilutive potential common shares: Stock options	2	4	2	9
Other stock-based compensation	10	10	10	10
Denominator for diluted earnings per share	3,331	3,336	3,333	3,353

Basic earnings per share:
Income before cumulative effect of accounting changes	$0.37	$0.51	$1.52	$1.54
Cumulative effect of accounting changes	-	-	0.77	(0.55)
Net income	$0.37	$0.51	$2.29	$0.99

Diluted earnings per share:
Income before cumulative effect of accounting changes	$0.37	$0.51	$1.52	$1.53
Cumulative effect of accounting changes	-	-	0.76	(0.54)
Net income	$0.37	$0.51	$2.28	$0.99

At September 30, 2003, there were issued options to purchase approximately 236 million shares of SBC common stock. Of these total options outstanding, the exercise prices of options to purchase 215 million shares in the third quarter and 213 million shares for the first nine months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. At September 30, 2002, we had issued options to purchase approximately 233 million SBC shares, of which 199 million shares in the third quarter and 174 million shares for the first nine months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

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

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) - net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($5,112 in 2003 and $4,426 in 2002).

For the three months ended September 30, 2003
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,118	$3,954	$1,043	$9	$69	$-	$(3,954)	$10,239
Intersegment revenues	8	-	13	-	1	(22)	-	-
Total segment operating revenues	9,126	3,954	1,056	9	70	(22)	(3,954)	10,239
Operations and support expenses	6,168	2,945	477	10	44	(22)	(2,945)	6,677
Depreciation and amortization expenses	1,928	521	5	-	19	-	(521)	1,952
Total segment operating expenses	8,096	3,466	482	10	63	(22)	(3,466)	8,629
Segment operating income	1,030	488	574	(1)	7	-	(488)	1,610
Interest expense	-	197	-	-	-	280	(197)	280
Interest income	-	4	-	-	-	126	(4)	126
Equity in net income (loss) of affiliates	-	(87)	-	227	110	-	87	337
Other income (expense) - net	-	(25)	-	-	-	22	25	22
Segment income before income taxes	1,030	183	574	226	117	(132)	(183)	1,815

At September 30, 2003 or for the nine months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$27,431	$11,330	$3,128	$23	$194	$-	$(11,330)	$30,776
Intersegment revenues	24	-	56	-	4	(84)	-	-
Total segment operating revenues	27,445	11,330	3,184	23	198	(84)	(11,330)	30,776
Operations and support expenses	18,169	7,853	1,433	42	34	(84)	(7,853)	19,594
Depreciation and amortization expenses	5,850	1,517	16	-	59	-	(1,517)	5,925
Total segment operating expenses	24,019	9,370	1,449	42	93	(84)	(9,370)	25,519
Segment operating income	3,436	1,960	1,735	(19)	105	-	(1,960)	5,257
Interest expense	-	652	-	-	-	972	(652)	972
Interest income	-	11	-	-	-	405	(11)	405
Equity in net income (loss) of affiliates	-	(235)	-	555	618	-	235	1,173
Other income (expense) - net	-	(58)	-	-	-	1,687	58	1,687
Segment income before income taxes	3,436	1,026	1,735	536	723	1,120	(1,026)	7,550

Segment assets	69,854	25,267	1,298	8,293	61,190	(39,327)	(25,267)	101,308
Investment in equity method investees	-	2,231	26	6,472	5,302	-	(2,231)	11,800
Expenditures for additions to long-lived assets	3,180	1,768	1	-	54	-	(1,768)	3,235

For the three months ended September 30, 2002
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,641	$3,779	$833	$9	$73	$-	$(3,779)	$10,556
Intersegment revenues	8	-	14	-	3	(25)	-	-
Total segment operating revenues	9,649	3,779	847	9	76	(25)	(3,779)	10,556
Operations and support expenses	6,024	2,685	414	17	(50)	(26)	(2,685)	6,379
Depreciation and amortization expenses	2,117	478	7	-	24	-	(478)	2,148
Total segment operating expenses	8,141	3,163	421	17	(26)	(26)	(3,163)	8,527
Segment operating income	1,508	616	426	(8)	102	1	(616)	2,029
Interest expense	-	233	-	-	-	356	(233)	356
Interest income	-	5	-	-	-	137	(5)	137
Equity in net income (loss) of affiliates	-	(64)	-	547	182	-	64	729
Other income (expense) - net	-	(28)	-	-	-	2	28	2
Segment income before income taxes	1,508	296	426	539	284	(216)	(296)	2,541

At September 30, 2002 or for the nine months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$29,144	$11,070	$2,539	$26	$212	$-	$(11,070)	$31,921
Intersegment revenues	23	-	63	-	16	(102)	-	-
Total segment operating revenues	29,167	11,070	2,602	26	228	(102)	(11,070)	31,921
Operations and support expenses	17,875	7,682	1,229	58	46	(102)	(7,682)	19,106
Depreciation and amortization expenses	6,335	1,383	23	-	82	-	(1,383)	6,440
Total segment operating expenses	24,210	9,065	1,252	58	128	(102)	(9,065)	25,546
Segment operating income	4,957	2,005	1,350	(32)	100	-	(2,005)	6,375
Interest expense	-	679	-	-	-	1,046	(679)	1,046
Interest income	-	24	-	-	-	427	(24)	427
Equity in net income (loss) of affiliates	-	(189)	-	962	654	-	189	1,616
Other income (expense) - net	-	(94)	-	-	-	227	94	227
Segment income before income taxes	4,957	1,067	1,350	930	754	(392)	(1,067)	7,599

Segment assets	67,684	23,327	2,233	9,889	54,039	(39,998)	(23,327)	93,847
Investment in equity method investees	121	2,387	20	5,907	4,498	-	(2,387)	10,546
Expenditures for additions to long-lived assets	4,959	1,842	7	-	32	-	(1,842)	4,998

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

In accordance with SEC rules, we are providing the following condensed consolidating financial information. The Parent column presents investments in all subsidiaries under the equity method of accounting. We have listed PacBell and SWBell separately because we have guaranteed securities that are legal obligations of PacBell and SWBell that would otherwise require SEC periodic reporting. All other wholly owned subsidiaries are presented in the Other column. Reported amounts include allocations of intercompany transactions and are subject to true-up based on ongoing review of allocation factors. The consolidating adjustments column (Adjs.) eliminates the intercompany balances and transactions between our subsidiaries.

Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,314	$2,658	$6,109	$(842)	$10,239
Total operating expenses	(6)	1,791	2,028	5,658	(842)	8,629
Operating Income	6	523	630	451	-	1,610
Interest expense	95	58	53	180	(106)	280
Equity in net income of affiliates	1,063	-	-	343	(1,069)	337
Royalty income (expense)	-	(100)	(112)	212	-	-
Other income (expense) - net	182	1	1	64	(100)	148
Income Before Income Taxes	1,156	366	466	890	(1,063)	1,815
Income taxes	(60)	147	167	345	-	599
Net Income	$1,216	$219	$299	$545	$(1,063)	$1,216

Condensed Consolidating Statements of Income For the Three Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$2,548	$2,814	$5,860	$(666)	$10,556
Total operating expenses	(55)	1,898	2,171	5,179	(666)	8,527
Operating Income	55	650	643	681	-	2,029
Interest expense	116	73	65	188	(86)	356
Equity in net income of affiliates	1,615	-	-	736	(1,622)	729
Royalty income (expense)	-	(103)	(117)	220	-	-
Other income (expense) - net	144	1	-	73	(79)	139
Income Before Income Taxes	1,698	475	461	1,522	(1,615)	2,541
Income taxes	(11)	192	166	485	-	832
Net Income	$1,709	$283	$295	$1,037	$(1,615)	$1,709

Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$7,047	$8,043	$18,054	$(2,368)	$30,776
Total operating expenses	(89)	5,387	6,248	16,341	(2,368)	25,519
Operating Income	89	1,660	1,795	1,713	-	5,257
Interest expense	297	223	179	588	(315)	972
Equity in net income of affiliates	7,183	-	-	1,244	(7,254)	1,173
Royalty income (expense)	-	(300)	(337)	637	-	-
Other income (expense) - net	567	3	10	1,756	(244)	2,092
Income Before Income Taxes	7,542	1,140	1,289	4,762	(7,183)	7,550
Income taxes	(65)	460	460	1,636	-	2,491
Income Before Cumulative Effect of Accounting Change	7,607	680	829	3,126	(7,183)	5,059
Cumulative effect of accounting change, net of tax	-	844	1,502	202	-	2,548
Net Income	$7,607	$1,524	$2,331	$3,328	$(7,183)	$7,607

Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Total operating revenues	$-	$7,732	$8,492	$17,511	$(1,814)	$31,921
Total operating expenses	(31)	5,717	6,541	15,133	(1,814)	25,546
Operating Income	31	2,015	1,951	2,378	-	6,375
Interest expense	321	229	203	572	(279)	1,046
Equity in net income of affiliates	2,921	-	-	1,632	(2,937)	1,616
Royalty income (expense)	118	(310)	(353)	545	-	-
Other income (expense) - net	402	1	15	499	(263)	654
Income Before Income Taxes	3,151	1,477	1,410	4,482	(2,921)	7,599
Income taxes	(147)	602	510	1,516	-	2,481
Income Before Cumulative Effect of Accounting Change	3,298	875	900	2,966	(2,921)	5,118
Cumulative effect of accounting change, net of tax	-	-	-	(1,820)	-	(1,820)
Net Income	$3,298	$875	$900	$1,146	$(2,921)	$3,298

Condensed Consolidating Balance Sheets September 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$4,689	$1	$32	$218	$-	$4,940
Accounts receivable - net	1,023	1,644	1,920	14,264	(12,711)	6,140
Other current assets	633	358	450	2,369	-	3,810
Total current assets	6,345	2,003	2,402	16,851	(12,711)	14,890
Property, plant and equipment - net	124	13,591	16,378	21,890	-	51,983
Goodwill - net	349	-	-	1,273	-	1,622
Investments in equity affiliates	34,633	-	-	10,104	(32,937)	11,800
Other assets	10,677	2,137	475	8,486	(762)	21,013
Total Assets	$52,128	$17,731	$19,255	$58,604	$(46,410)	$101,308

Debt maturing within one year	$20	$1,520	$3,568	$6,498	$(9,706)	$1,900
Other current liabilities	494	3,246	3,187	9,897	(3,005)	13,819
Total current liabilities	514	4,766	6,755	16,395	(12,711)	15,719
Long-term debt	7,631	2,804	1,987	4,659	(724)	16,357
Postemployment benefit obligation	3,621	3,278	3,234	4,207	-	14,340
Other noncurrent liabilities	2,470	3,255	2,902	8,411	(38)	17,000
Total shareowners’ equity	37,892	3,628	4,377	24,932	(32,937)	37,892
Total Liabilities and Shareowners’ Equity	$52,128	$17,731	$19,255	$58,604	$(46,410)	$101,308

Condensed Consolidating Balance Sheets December 31, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Cash and cash equivalents	$3,406	$3	$10	$148	$-	$3,567
Accounts receivable - net	1,257	2,060	1,928	18,155	(14,860)	8,540
Other current assets	319	309	451	903	-	1,982
Total current assets	4,982	2,372	2,389	19,206	(14,860)	14,089
Property, plant and equipment - net	126	12,915	14,846	20,603	-	48,490
Goodwill - net	349	-	-	1,294	-	1,643
Investments in equity affiliates	33,953	-	-	8,150	(31,633)	10,470
Other assets	10,166	2,054	332	8,589	(776)	20,365
Total Assets	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Debt maturing within one year	$1,052	$1,287	$2,686	$8,341	$(9,861)	$3,505
Other current liabilities	798	3,073	3,199	9,107	(4,999)	11,178
Total current liabilities	1,850	4,360	5,885	17,448	(14,860)	14,683
Long-term debt	7,513	3,676	2,608	5,471	(732)	18,536
Postemployment benefit obligation	3,534	3,064	3,331	4,165	-	14,094
Other noncurrent liabilities	3,480	2,474	1,722	6,913	(44)	14,545
Total shareowners’ equity	33,199	3,767	4,021	23,845	(31,633)	33,199
Total Liabilities and Shareowners’ Equity	$49,576	$17,341	$17,567	$57,842	$(47,269)	$95,057

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2003
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$6,698	$2,886	$2,572	$(1,755)	$(318)	$10,083
Net cash from investing activities	(854)	(569)	(824)	1,016	1	(1,230)
Net cash from financing activities	(4,561)	(2,319)	(1,726)	809	317	(7,480)
Net Increase (Decrease) in Cash	$1,283	$(2)	$22	$70	$-	$1,373

Condensed Consolidating Statements of Cash Flows Nine Months Ended September 30, 2002
Parent	PacBell	SWBell	Other	Adjs.	Total
Net cash from operating activities	$7,774	$2,725	$2,972	$3,047	$(5,776)	$10,742
Net cash from investing activities	16	(1,029)	(1,241)	(2,286)	(1)	(4,541)
Net cash from financing activities	(7,526)	(1,697)	(1,819)	(766)	5,777	(6,031)
Net Increase (Decrease) in Cash	$264	$(1)	$(88)	$(5)	$-	$170

6. RELATED PARTY TRANSACTIONS

We have made advances to Cingular that totaled $5,885 at September 30, 2003 and December 31, 2002. We earned $89 in the third quarter and $308 for the first nine months of 2003, and $111 in the third quarter and $330 for the first nine months of 2002 in interest income on these advances. In July 2003, we renegotiated the terms of these advances with Cingular to reduce the interest rate from 7.5% to 6.0% and extend the maturity date of the loan from March 2005 to June 2008. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $152 in the third quarter and $363 for the first nine months of 2003, and $97 in the third quarter and $258 for the first nine months of 2002. Also, under a wireless agency agreement with Cingular relating to Cingular customers added through SBC sales channels, we generated commissions revenue of $22 in the third quarter and $50 for the first nine months of 2003 and $1 in the third quarter and $2 for the first nine months of 2002. The offsetting expense amounts are recorded by Cingular, of which 60% flows back to us through Equity in Net Income of Affiliates.

7. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. In the aggregate, as of September 30, 2003, our total plan assets were invested between 65% and 80% in equities, between 20% and 35% in fixed income instruments and between 0% and 10% in cash and real estate. Although no significant cash contributions are required under ERISA regulations during 2003, nor are they anticipated for 2004, we contributed $500 to the pension trust for the benefit of plan participants in July 2003. Also, while not required, we contributed $445 to a Voluntary Employee Beneficiary Association trust to partially fund postretirement benefits in the first quarter of 2003.

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

Three months ended September 30,	Nine months ended September 30,
2003	2002	2003	2002
Pension cost:
Service cost - benefits earned during the period	$183	$161	$548	$484
Interest cost on projected benefit obligation	417	445	1,250	1,335
Expected return on assets	(623)	(857)	(1,842)	(2,571)
Amortization of prior service cost and transition asset	23	25	71	75
Recognized actuarial (gain) loss	13	(58)	40	(176)
Net pension (benefit) cost	$13	$(284)	$67	$(853)

Postretirement benefit cost:
Service cost - benefits earned during the period	$96	$73	$285	$220
Interest cost on accumulated postretirement benefit obligation	402	358	1,208	1,073
Expected return on assets	(145)	(172)	(393)	(517)
Amortization of prior service cost (benefit)	(28)	-	(83)	1
Recognized actuarial loss	103	12	310	36
Postretirement benefit cost	$428	$271	$1,327	$813
Combined net pension and postretirement (benefit) cost	$441	$(13)	$1,394	$(40)

Our combined net pension and postretirement cost increased $454 in the third quarter and $1,434 for the first nine months of 2003. This cost increase primarily resulted from net investment losses and pension settlement gains recognized in 2002 and previous years, which reduced the amount of unrealized gains recognized in 2003. (Under GAAP, if lump sum benefits paid from a plan to employees upon termination or retirement exceed required thresholds, we recognize a portion of previously unrecognized pension gains or losses attributable to that plan’s assets and liabilities. Until 2002, we had unrecognized net gains, primarily because our actual investment returns exceeded our expected investment returns. During 2002, we made lump sum benefit payments in excess of the GAAP thresholds, resulting in the recognition of net gains, referred to as “pension settlement gains”.)

The following four other factors also increased our combined net pension and postretirement cost:

  Our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns, increased costs approximately $86 in the third quarter and $257 for the first nine months of 2003.
  The reduction of the discount rates used to calculate service and interest cost from 7.5% to 6.75%, in response to lower corporate bond interest rates, increased this cost approximately $41 in the third quarter and $122 for the first nine months of 2003.
  Medical and prescription drug claims increased expense approximately $38 in the third quarter and $114 for the first nine months of 2003.
  We increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees, in response to rising claim costs. This increase in the medical cost trend rate increased our combined net pension and postretirement cost approximately $47 in the third quarter and $140 for the first nine months of 2003.

As a result of this increase in our combined net pension and postretirement cost, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments which began in January 2003. These changes reduced our postretirement cost approximately $57 in the third quarter and $171 for the first nine months of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under GAAP we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Consolidated Results Our financial results in the third quarter and for the first nine months of 2003 and 2002 are summarized as follows:

Third Quarter	Nine-Month Period

Percent	Percent
2003	2002	Change	2003	2002	Change
Operating revenues	$10,239	$10,556	(3.0)%	$30,776	$31,921	(3.6)%
Operating expenses	8,629	8,527	1.2	25,519	25,546	(0.1)
Operating income	1,610	2,029	(20.7)	5,257	6,375	(17.5)
Income before income taxes	1,815	2,541	(28.6)	7,550	7,599	(0.6)
Income before cumulative effect of accounting changes	1,216	1,709	(28.8)	5,059	5,118	(1.2)
Cumulative effect of accounting changes, net of tax [1]	-	-	-	2,548	(1,820)	-
Net Income	$1,216	$1,709	(28.8)%	$7,607	$3,298	-

[1]	The first nine months of 2003 includes cumulative effect of accounting changes of $2,548: a $3,684 benefit related to the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143); and a $1,136 charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The first nine months of 2002 includes a cumulative effect of accounting change related to a charge for the adoption of a new accounting standard, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Overview Our operating income declined $419, or 20.7%, in the third quarter and $1,118, or 17.5%, for the first nine months of 2003 due primarily to the continued loss of revenues from retail access lines caused by providing below-cost Unbundled Network Element-Platform (UNE-P) wholesale lines, which was greater than the expense reductions in response to UNE-P. (UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. See our Competitive and Regulatory Environment for further discussion of UNE-P.) Additional factors contributing to the decline were the uncertain U.S. economy, and increased competition, including technology substitution such as wireless and cable. Although retail access line losses have continued, the trend has slowed recently in our West and Southwest regions, reflecting our ability in those regions to now offer retail interLATA (traditional) long-distance as well as the introduction of offerings combining multiple services for one fixed price (“bundles”).

An increase in our combined net pension and postretirement cost of $454 in the third quarter and $1,434 for the first nine months contributed to the decline in operating income. In addition, the change in our method of accounting for publishing directories from the “issue basis” method to the “amortization” method (see Note 1 and our Directory segment) decreased operating income approximately $43 in the third quarter and increased operating income $594 for the first nine months of 2003. Absent that accounting change, operating income would have declined 18.5% in the third quarter and 26.9% for the first nine months.

Operating revenues Our operating revenues decreased $317, or 3.0%, in the third quarter and $1,145, or 3.6%, for the first nine months of 2003, primarily due to lower voice revenues resulting from the continued loss of retail access lines to UNE-P wholesale lines, as well as the uncertain U.S. economy and increased competition. The change in directory accounting mentioned above also decreased revenue approximately $54. However, for the first nine months of 2003 the directory accounting change still increased revenues by approximately $769 since under the former method of accounting, directory revenues were not earned evenly within each calendar year (see Note 1).

Operating expenses Our operating expenses increased $102, or 1.2%, in the third quarter and decreased $27, or 0.1%, for the first nine months of 2003. Our third quarter and year-to-date operating expenses reflect increasing costs related to our pension and postretirement benefit plans as well as increased expenses to enhance customer growth, including sales and advertising support for DSL and long-distance marketing initiatives. Our combined net pension and postretirement cost increased operating expenses approximately $454 in the third quarter and $1,434 for the first nine months of 2003 (see further discussion below). Additionally, the change in directory accounting mentioned above, increased year-to-date operating expenses approximately $175. However, the change in directory accounting decreased third-quarter expenses approximately $11.

Expense growth was partially offset in the third quarter and more than offset for the first nine months by several factors. Costs were reduced primarily due to the decline in our work force (down approximately 9,900 employees compared to the third quarter of 2002). Second, we recorded charges in 2002, which favorably affected comparisons with 2003. Specifically, these 2002 charges included $185 in the third quarter and $413 for the first nine months for enhanced pension benefits and severance costs related to a workforce-reduction program and additional bad debt reserves of $125 for the first nine months as a result of the WorldCom Inc. (WorldCom) bankruptcy filing. Third, the impact of the adoption of FAS 143 decreased our operating expenses approximately $70 in the third quarter and $210 for the first nine months of 2003 (see Note 1).

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost increased $454 in the third quarter and $1,434 for the first nine months of 2003. This cost increase primarily resulted from net investment losses and pension settlement gains recognized in 2002 and previous years, which reduced the amount of unrealized gains recognized in 2003. (See Note 7 for a discussion of pension settlement gains.)

Four other factors also increased our combined net pension and postretirement cost in the third quarter and first nine months of 2003. First, this cost increased approximately $86 in the third quarter and $257 for the first nine months due to our decision to lower our expected long-term rate of return on plan assets from 9.5% to 8.5% for 2003, based on our long-term view of future market returns. Second, the reduction of the discount rate used to calculate service and interest cost from 7.5% to 6.75%, in response to lower corporate bond interest rates, increased this cost approximately $41 in the third quarter and $122 for the first nine months. Third, medical and prescription drug claims increased expense approximately $38 in the third quarter and $114 for the first nine months. Fourth, in response to rising claim costs, we increased the assumed medical cost trend rate in 2003 from 8.0% to 9.0% for retirees 64 and under and from 9.0% to 10.0% for retirees 65 and over, trending to an expected increase of 5.0% in 2009 for all retirees, prior to adjustment for cost-sharing provisions of the medical and dental plans for certain retired employees. This increase in the medical cost trend rate increased our combined net pension and postretirement cost approximately $47 in the third quarter and $140 for the first nine months of 2003.

As a result of this increase in our combined net pension and postretirement cost, we have taken steps to implement additional cost controls. To offset some of the increases in medical costs mentioned above, in mid-2002, we implemented cost-saving design changes in our management medical and dental plans including increased participant contributions for medical and dental coverage and increased prescription drug co-payments which began in January 2003. These changes reduced our postretirement cost approximately $57 in the third quarter and $171 for the first nine months of 2003.

While we will continue our cost-cutting efforts discussed above, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. Our ability to improve the performance of those factors is limited. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under accounting principles generally accepted in the United States (GAAP) we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed below, we expect a combined net pension and postretirement cost of between $1,800 and $2,000 ($0.36 to $0.40 per share) in 2003. Approximately 10% of these costs will be capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years (see Note 7).

Interest expense decreased $76, or 21.3%, in the third quarter and $74, or 7.1%, for the first nine months of 2003. This decrease in interest expense was due to a decrease of approximately $6,000 in outstanding debt compared to the third quarter of 2002.

Interest income decreased $11, or 8.0%, in the third quarter and $22, or 5.2%, for the first nine months of 2003 primarily due to a decrease in the interest rate charged to Cingular (see Note 6).

Equity in net income of affiliates decreased $392, or 53.8%, in the third quarter and $443, or 27.4%, for the first nine months of 2003. The decreases were due to lower results from our international holdings primarily due to gains which occurred in 2002 and forgone equity income from the disposition of investments. The decreases were also due to lower results from Cingular Wireless (Cingular). Income from our international holdings decreased approximately $320 in the third quarter and $407 for the first nine months. Our proportionate share of Cingular’s results decreased approximately $74 in the third quarter and $42 for the first nine months. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our equity in net income of affiliates line item in our consolidated financial statements. Results from our international holdings are discussed in detail in “International Segment Results” and Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section.

Other income (expense) - net increased $20 in the third quarter and $1,460 for the first nine months of 2003. The increase in the third quarter of 2003 was primarily due to larger net gains on dispositions in the third quarter of 2003, specifically a gain of approximately $31 on the sale of shares of BCE, Inc. (BCE) which was partially offset by a $10 loss on the sale of a building. Results in the third quarter of 2002 included a $19 gain on the sale of shares of Amdocs Limited (Amdocs) and income of $28 related to market adjustments on Canadian dollar foreign-currency contracts. These third quarter 2002 gains were offset by charges of approximately $32 for the reduction in the value of wireless properties that may be received as a settlement of a receivable and $10 for adjustments to the market value of certain investments.

The increase for the first nine months of 2003 was primarily due to larger gains on 2003 dispositions compared to 2002. The 2003 gains included approximately $1,574 on the sale of our interest in Cegetel and gains of $104 on the sales of Yahoo! Inc. (Yahoo!) and BCE shares. These 2003 gains were partially offset by a $10 loss on the building sale, mentioned above, during the first nine months of 2003. Results for the first nine months of 2002 included gains of approximately $148 related to the redemption of a portion of our interest in Bell Canada, $109 on the sale of our investment of Amdocs shares mentioned above, and $59 on the sale of shares of our investments in Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil). In addition, the first nine months of 2002 included income of $28 mentioned above, related to market adjustments on Canadian dollar foreign-currency contracts. These gains were partially offset by 2002 charges of approximately $60 related to the decline in value of our investment in Williams Communications Group Inc., $32 for the reduction in the value of wireless properties that may be received as a settlement of a receivable mentioned above, and $16 for market value adjustments mentioned in the third quarter 2002 discussion.

Income taxes decreased $233, or 28.0%, in the third quarter and increased $10, or 0.4%, for the first nine months of 2003. The decrease in the third quarter was primarily due to lower income before income taxes. Year over year income taxes remained relatively steady. Our effective tax rate was 33% for the third quarter and for the first nine months of 2003, as compared to 32.7% for the third quarter and 32.6% for the first nine months of 2002.

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

Selected Financial And Operating Data

At September 30, or for the nine months then ended:	2003	2002
Debt ratio [1]	32.5%	42.3%
Network access lines in service (000)	55,260	57,628
Wholesale lines (000)	6,997	5,098
Long-distance lines in service (000)	11,507	5,890
DSL lines in service (000)	3,138	1,954
Access minutes of use (000,000)	193,547	202,958
Number of SBC employees	172,540	182,440
Cingular Wireless customers [2] (000)	23,385	22,076

[1]	See our “Liquidity and Capital Resources” section for discussion.

[2]	Amounts represent 100% of the cellular/PCS customers of Cingular.

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

Wireline
Segment Results
Third Quarter	Nine-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Segment operating revenues
Voice	$5,472	$6,158	(11.1)%	$16,817	$18,780	(10.5)%
Data	2,576	2,441	5.5	7.546	7,257	4.0
Long-distance voice	668	594	12.5	1,858	1,773	4.8
Other	410	456	(10.1)	1,234	1,357	(9.1)
Total Segment Operating Revenues	9,126	9,649	(5.4)	27,455	29,167	(5.9)
Segment operating expenses
Cost of sales	4,024	3,958	1.7	11,691	11,623	0.6
Selling, general and administrative	2,144	2,066	3.8	6,478	6,252	3.6
Depreciation and amortization	1,928	2,117	(8.9)	5,850	6,335	(7.7)
Total Segment Operating Expenses	8,096	8,141	(0.6)	24,019	24,210	(0.8)
Segment Income	$1,030	$1,508	(31.7)%	$3,436	$4,957	(30.7)%

Our wireline segment operating income margin was 11.3% in the third quarter of 2003, compared to 15.6% in the third quarter of 2002, and 12.5% for the first nine months of 2003, compared to 17.0% for the first nine months of 2002. The decline in our wireline segment operating income margin was due primarily to the loss of revenue from a decline from September 2002 to September 2003 in retail access lines of 4,238,000, or 8.1%, primarily caused by below-cost UNE-P. This decline was greater than the expense reductions in response to UNE-P. Additional factors contributing to the margin decrease were loss of revenues from the uncertain U.S. economy, increased competition, and an increase in our combined net pension and postretirement cost.

Total switched access lines in service at September 30, 2003 of 55,260,000 reflect a decline of 2,368,000, or 4.1%, from September 30, 2002 levels. Of this total, retail access lines of 47,780,000 represent 86.5% of total access lines, while at September 30, 2002, retail access lines accounted for 90.3% of total access lines. During this same period, wholesale lines (which include UNE-P and resale) increased by 1,899,000, or 37.2%, to 6,997,000. Wholesale lines represent 12.7% of total access lines at September 30, 2003, compared to 8.8% of total lines a year earlier. As our ratio of wholesale lines to total access lines continues to grow, additional pressure will be applied to our wireline segment operating margin, since the wholesale revenue we receive is limited by (generally below-cost) various state UNE-P rates but our cost to service and maintain wholesale lines is essentially the same as for retail lines.

While retail access lines have continued to decline during the third quarter, the trend has slowed recently in our West and Southwest regions reflecting our ability to now offer retail interLATA service in those regions and the introduction of bundled offerings in those regions (see “Long-distance voice” below). We also have now received approval from the Federal Communications Commission (FCC) to offer retail interLATA service in our Midwest region (see our Competitive and Regulatory Environment). Retail access lines for the Midwest region have decreased 10.7% since September 30, 2002, compared with declines of 5.6% in the Southwest region and 8.1% in the West region, for the same period. As we begin to offer interLATA long-distance service in the Midwest region, we expect that access line losses in this region will begin to moderate somewhat in the fourth quarter based on the experience of our other regions. However the expected favorable impact from offering interLATA long-distance service in the Midwest may be mitigated by the UNE-P rates in effect in those states, which are generally lower than in our other states. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $686, or 11.1%, in the third quarter and $1,963, or 10.5%, for the first nine months of 2003 due primarily to the continued loss of retail access lines caused by providing below-cost UNE-P. The uncertain U.S. economy and increased competition, including technology substitution such as wireless and cable, also contributed to the decline in revenues. Our retail consumer and business access lines decreased by 9.4% and 6.1% respectively, and our total access lines declined by 4.1%. The continued access-line declines decreased revenues approximately $385 in the third quarter and $1,086 for the first nine months.

Pricing responses to competitors’ offerings and regulatory changes reduced revenue approximately $137 in the third quarter and $223 for the first nine months of 2003. Settlements and billing adjustments with our wholesale customers also decreased revenues approximately $88 in the third quarter and $192 for the first nine months. Revenues from calling features (e.g., Caller ID and voice mail) decreased approximately $63 in the third quarter and $292 for the first nine months, due to the uncertain economy and access-line declines. Reduced demand for inside wire service agreements decreased revenues approximately $35 in the third quarter and $105 for the first nine months. Revenue also decreased approximately $33 in the third quarter and $146 for the first nine months due to a California regulatory order that affected UNE-P pricing. Lower demand for ‘local plus’ plans (expanded local calling area) decreased revenues approximately $31 in the third quarter and $57 for the first nine months. Payphone revenues decreased approximately $24 in the third quarter and $73 for the first nine months. Reduced demand for voice customer-provided equipment decreased revenues approximately $10 in the third quarter and $41 for the first nine months.

Partially offsetting these revenue declines, demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $109 in the third quarter and $391 for the first nine months of 2003.

Revenue also increased approximately $10 in the third quarter due to an additional accrual related to the 2002 approval by the Texas Public Utility Commission (TPUC) that allows us to collect higher local rates than we had previously billed in 32 telephone exchanges (retroactive to 1999). In the second quarter of 2002, we accrued revenue of $46 in connection with this issue. (These accruals represent previously earned revenue which we expect to collect in future periods.) The larger 2002 accrual resulted in a decrease in revenue of $36 for the first nine months of 2003 when compared to 2002. In addition to these accruals for previously earned revenue, beginning in the fourth quarter of 2002, we began charging the higher local rates approved by the TPUC on a going-forward basis. As a result of these higher rates, revenue increased approximately $5 in the third quarter and $15 for the first nine months of 2003. The net effect of the TPUC’s 2002 decision was to increase revenue approximately $15 in the third quarter and decrease revenue approximately $21 for the first nine months of 2003.

Data revenues increased $135 or 5.5%, in the third quarter and $289, or 4.0%, for the first nine months of 2003. The increases are primarily due to continued growth in DSL, our broadband internet-access service, which increased data transport revenues approximately $125 in the third quarter and $348 for the first nine months of 2003. The number of DSL lines in service grew to approximately 3,138,000 as compared to 1,954,000 at September 30, 2002 and increased approximately 365,000 as compared to June 30, 2003. Revenue from our high-capacity data transport services was essentially flat in the third quarter and for the first nine months as increased demand was mostly offset by price decreases and volume discounts to respond to competition. These price decreases also included the impact of the continued implementation of the 2000 federal Coalition for Affordable Local and Long Distance Service order of approximately $21 in the third quarter and $63 for the first nine months.

Data revenues increased approximately $45 in the third quarter and for the first nine months as a result of a settlement with WorldCom. This increase was partially offset for the first nine months by approximately $26 related to a prior-year WorldCom settlement which increased 2002 revenue.

Long-distance voice revenues increased $74, or 12.5%, in the third quarter and $85, or 4.8%, for the first nine months of 2003. This increase was primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (referred to as bundling) in our West and Southwest regions. Also contributing to the increase was continuing growth in our international calling bundles. Retail interLATA revenues increased approximately $114 in the third quarter and $223 for the first nine months of 2003. This increase reflects our April 2003 entry into the Nevada long-distance market and our late December 2002 entry into the California long-distance market in addition to our previous entries into the Arkansas, Connecticut, Kansas, Missouri, Oklahoma and Texas long-distance markets. In September 2003, we received approval to provide long-distance in Michigan and launched our long-distance service in that state on September 26, 2003. Additionally, we received approval on October 15, 2003 to offer long-distance services in Illinois, Indiana, Ohio and Wisconsin and launched our long-distance service in these four states on October 24, 2003. We are now authorized to offer interLATA long-distance services nationwide. In addition, retail international long-distance revenue increased approximately $33 in the third quarter and $61 for the first nine months of 2003 due to higher call volumes that originate or terminate internationally.

Partially offsetting these increases was a decline in retail intraLATA long-distance (local toll) revenues of approximately $77 during the third quarter and $202 for the first nine months of 2003. The decrease in intraLATA revenues is attributable to market-driven price decreases related to increased competition and our fixed-fee bundling packages, access line losses and a decline in minutes of use. IntraLATA revenues declined due to access line losses by approximately $26 in the third quarter and $84 for the first nine months. The market-driven price reductions decreased intraLATA revenues approximately $15 in the third quarter and $35 for the first nine months of 2003. Decreases in intraLATA minutes of use also contributed to the decline in the third quarter and for the first nine months of 2003 primarily related to the increase in sales of our fixed fee bundles. We expect these declining intraLATA revenue trends to continue.

Revenue from wholesale long-distance services provided to Cingular, under a 2002 related-party agreement, was essentially flat in the third quarter and increased approximately $19 for the first nine months of 2003. However, this did not have a material impact on our net income as the long-distance revenue was mostly offset when we recorded our share of equity income in Cingular. Excluding the revenues generated from our agreement with Cingular, long-distance voice revenues increased approximately $66, or 3.7%, for the first nine months of 2003.

Other operating revenues decreased $46, or 10.1%, in the third quarter and $123, or 9.1%, for the first nine months of 2003. Demand for directory and operator assistance, carrier billing and collection, and other miscellaneous products and services decreased approximately $35 for the third quarter and $112 for the first nine months of 2003. Wholesale billing adjustments and deferred activation fees also decreased revenues approximately $12 in the third quarter and $39 for the first nine months. Various one-time adjustments decreased revenue by approximately $24 in the third quarter and for the first nine months. Partially offsetting these decreases, marketing commissions paid by Cingular for each customer acquired through an SBC sales channel increased revenue approximately $21 in the third quarter and $48 for the first nine months of 2003.

Cost of sales expenses increased $66, or 1.7%, in the third quarter and $68, or 0.6%, for the first nine months of 2003. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Our combined net pension and postretirement cost (which includes certain employee-related benefits) increased approximately $240 in the third quarter and $724 for the first nine months, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $154 for the third quarter and $402 for the first nine months of 2003. Reciprocal compensation expense (fees paid to connect calls outside our network) for our long-distance lines increased approximately $60 in the third quarter and $119 for the first nine months due to a significant increase in minutes used from additional long-distance customers since we began service in California and to the increased sales of fixed fee plans with unlimited usage.

Partially offsetting the increases, expenses decreased approximately $120 in the third quarter and $256 for the first nine months of 2003 due to lower severance accruals. Lower employee levels decreased expenses, primarily salary and wages, approximately $41 in the third quarter and $266 for the first nine months. Other employee-related expenses including travel, training and conferences decreased approximately $4 in the third quarter and $44 for the first nine months of 2003.

Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs also decreased approximately $232 in the third quarter and $460 for the first nine months of 2003. Reciprocal compensation expense related to our wholesale lines decreased approximately $41 in the third quarter and $90 for the first nine months of 2003 as the lower rates that we have negotiated with other carriers have more than offset the growth in minutes that our customers have used outside of our network.

Selling, general and administrative expenses increased $78, or 3.8%, in the third quarter and $226, or 3.6%, for the first nine months of 2003. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $134 in the third quarter and $272 for the first nine months of 2003. Our combined net pension and postretirement cost (which includes certain employee-related benefits) increased approximately $118 in the third quarter and $355 for the first nine months, due to net investment losses, previous recognition of pension settlement gains reducing the amount of unrealized gains recognized in the current year, a lower assumed long-term rate of return on plan assets and a reduction in the discount rate. See Note 7 for further details. Advertising expense increased approximately $66 in the third quarter and $244 for the first nine months, primarily driven by our launch of long-distance service in California and bundling initiatives. We expect advertising to increase in future quarters as we begin offering interLATA long-distance service in all five Midwest states in the fourth quarter.

Our provision for uncollectible accounts decreased approximately $135 in the third quarter and $383 for the first nine months, as we continued to experience fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers. Lower severance accruals decreased expenses approximately $59 in the third quarter and $134 for the first nine months. Additionally, lower employee levels decreased expenses approximately $24 in the third quarter and $108 for the first nine months. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs also decreased approximately $22 in the third quarter and increased $8 for the first nine months.

Depreciation and amortization expenses decreased $189, or 8.9%, in the third quarter and $485, or 7.7%, for the first nine months of 2003. The change in our depreciation rates when we adopted FAS 143 (see Note 1), decreased expenses approximately $85 in the third quarter and $255 for the first nine months. Reduced capital expenditures accounted for the remainder of the decrease.

Cingular
Segment Results
Third Quarter	Nine-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Segment operating revenues
Service	$3,571	$3,525	1.3%	$10,448	$10,333	1.1%
Equipment	383	254	50.8	882	737	19.7
Total Segment Operating Revenues	3,954	3,779	4.6	11,330	11,070	2.3
Segment operating expenses
Cost of services and equipment sales	1,504	1,249	20.4	3,926	3,572	9.9
Selling, general and administrative	1,441	1,436	0.3	3,927	4,110	(4.5)
Depreciation and amortization	521	478	9.0	1,517	1,383	9.7
Total Segment Operating Expenses	3,466	3,163	9.6	9,370	9,065	3.4
Segment Operating Income	488	616	(20.8)	1,960	2,005	(2.2)
Interest Expense	197	233	(15.5)	652	679	(4.0)
Equity in net income (loss) of affiliates, net	(87)	(64)	(35.9)	(235)	(189)	(24.3)
Other, net	(21)	(23)	8.7	(47)	(70)	32.9
Segment Income	$183	$296	(38.2)%	$1,026	$1,067	(3.8)%

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e. 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our reported results include Cingular’s results in the “Equity in Net Income of Affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis. Accordingly, in the segment table above, we present 100% of Cingular’s revenues and expenses under “Segment operating revenues” and “Segment operating expenses”. Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income, but does not affect our consolidated reported net income.

The Federal Communications Commission (FCC) has adopted rules requiring companies to allow their customers to keep their wireless number when switching to another company (generally referred to as “number portability”). The FCC rules require number portability to be available to customers by November 24, 2003. These rules could increase Cingular’s customer turnover (“churn”) rate and thereby increase Cingular’s costs to retain or add new customers. Cingular has already incurred costs directed toward implementing these rules and minimizing customer churn and expects these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to be higher during the year following the effectiveness of these new rules. To the extent industry churn remains higher than in the past, Cingular expects those costs to continue increasing.

Cingular’s wireless networks use equipment with digital transmission technologies known as Time Division Multiple Access (TDMA) technology and Global System for Mobile Communication (GSM) technology. Cingular is currently in the process of upgrading its existing TDMA markets to use GSM technology in order to provide a common voice standard. Cingular’s GSM network upgrade is substantially complete and currently covers over 90% of Cingular’s population of potential customers (referred to in the media as “POPs”). Additionally, through roaming agreements with other carriers, Cingular customers will have GSM coverage in 90% of the U.S. at the end of 2003. Also, Cingular is adding high-speed technologies for data services known as General Packet Radio Services (GPRS) and Enhanced Data Rate for Global Evolution (EDGE).

In August 2003, Cingular executed an agreement with NextWave Telecom, Inc. (NextWave) and certain of its affiliates pursuant to which Cingular would purchase FCC licenses for wireless spectrum in 34 markets from NextWave and its affiliates for $1,400 in cash. On September 25, 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the sale. In addition, the transaction is subject to various other closing conditions, many of which are outside of Cingular’s control, including approval from the FCC. The transaction is expected to close in the first half of 2004.

Our Cingular segment operating income margin was 12.3% in the third quarter and 17.3% for the first nine months of 2003, compared to 16.3% in the third quarter and 18.1% for the first nine months of 2002. The margins in the third quarter of 2003 were lower than recent quarters as a result of a number of factors. Cingular’s operating expenses increased primarily due to acquisition costs related to higher gross customer additions, and extensive customer retention and customer service initiatives in anticipation of number portability. Network operating costs also increased due to ongoing growth in customer usage and incremental costs related to Cingular’s GSM network upgrade. Partially offsetting these expense increases were modest revenue growth and decreased costs in other areas, including prior and ongoing system and process consolidations. At September 30, 2003, Cingular had approximately 23,385,000 customers, with net customer additions of approximately 745,000 in the third quarter. Net customer additions when compared to the same period in the prior year, increased in the third quarter of 2003 approximately 852,000 and increased for the first nine months of 2003 by approximately 980,000. Gross customer additions increased approximately 818,000 in the third quarter and 647,000 for the first nine months of 2003 when compared to the same periods in 2002. See further discussion of the details of the Cingular segment revenue and expense fluctuations below.

Service revenues increased $46, or 1.3%, in the third quarter and $115, or 1.1%, for the first nine months of 2003. Increases in 2003 customer additions, local minutes of use and data services as compared to 2002 increased local service revenues approximately $60 in the third quarter and $256 for the first nine months of 2003. Roaming and long-distance revenues from Cingular customers increased approximately $25 in the third quarter and decreased $47 for the first nine months. The $25 increase during the third quarter was driven by higher usage in the summer months partially offset by lower rates. The $47 decline for the first nine months was driven by customers continuing to migrate to all-inclusive regional and national rate plans that include roaming and long distance. Roaming revenues from other wireless carriers for use of Cingular’s network decreased approximately $29 in the third quarter and $85 for the first nine months of 2003, primarily due to lower negotiated roaming rates, which offset the impact of increasing volumes. In addition, direct sales channel activation revenues of approximately $18 were reclassified from local service revenues to equipment sales as a result of the July 2003 adoption of Emerging Issues Task Force Interpretation No. 00-21 (EITF 00-21), (see Note 1).

Equipment revenues increased $129, or 50.8%, in the third quarter and increased $145, or 19.7%, for the first nine months of 2003. For the quarter and first nine months of 2003, the increases in equipment sales were driven by increased handset revenues primarily as a result of higher gross customer additions partially offset by lower accessory revenues. The third quarter also included increased upgrade unit sales as a result of the GSM upgrade and Cingular’s efforts to increase the number of customers under contract. In addition, equipment revenues also increased due to the reclassification of $18 in direct sales channel activation revenues from local service revenues to equipment sales as a result of the July 2003 adoption of EITF 00-21 mentioned above, (see Note 1).

Cost of services and equipment sales increased $255, or 20.4%, in the third quarter and $354, or 9.9%, for the first nine months of 2003, primarily due to increased equipment costs of $244 in the third quarter and $279 for the nine months of 2003 as well as higher network costs. The higher equipment costs were driven primarily by higher handset unit sales associated with the large increase in gross customer additions and existing customers upgrading their units. Higher equipment costs also resulted from higher per unit handset costs due to a shift to higher-end handsets such as the dual-system TDMA/GSM handsets in use during Cingular’s GSM system conversion and newly introduced GSM-only handsets. Network costs increased due to higher minutes of use of 19.1% in the third quarter and 16.9% for the first nine months of 2003. Local network costs also increased due to system expansion and increased costs of redundant TDMA networks during the current GSM system upgrade.

Selling, general and administrative expenses increased $5, or 0.3%, in the third quarter and decreased $183, or 4.5%, for the first nine months of 2003. Selling expenses increased approximately $93 in the third quarter and decreased $15 for the first nine months of 2003. The increase in the third-quarter 2003 selling expenses was driven primarily by higher advertising costs and commissions expense partially offset by lower sales and billing expenses. The higher commissions expense reflects the nearly 35% increase in total postpaid and prepaid gross customer additions compared with 2002. The lower billing expenses reflect efficiencies gained from system conversions and related consolidations in 2002. In addition, Cingular reduced its bad debt expense by approximately $126 in the third quarter, of which nearly half was related to the net impact of WorldCom bad debt write-offs in 2002 and a $20 WorldCom bad debt expense recovery in 2003.

For the first nine months of 2003, the decrease can be attributed to reduced employee-related costs as a result of a sales operation reorganization in 2002 mentioned above, lower billing expenses, lower customer services cost, and reduced bad debt expense partially offset by higher commissions and advertising expenses in 2003.

Depreciation and amortization expenses increased $43, or 9.0%, in the third quarter and $134, or 9.7%, for the first nine months of 2003. The increase was primarily related to higher capital expenditures for network upgrades including the GSM overlay and increased depreciation on certain network assets resulting from Cingular’s decision in 2003 to shorten the estimated remaining useful life of TDMA assets. Cingular determined that a reduction in the useful lives of TDMA assets was warranted based on the projected transition of network traffic to GSM technology. Useful lives were shortened to fully depreciate all TDMA equipment by the end of 2008. As a result of the change in estimate, depreciation expense increased by $23 in the third quarter and $65 for the nine months ended September 30, 2003.

Directory
Segment Results
Third Quarter	Nine-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$1,056	$847	24.7%	$3,184	$2,602	22.4%
Segment operating expenses
Cost of sales	228	196	16.3	668	585	14.2
Selling, general and administrative	249	218	14.2	765	644	18.8
Depreciation and amortization	5	7	(28.6)	16	23	(30.4)
Total Segment Operating Expenses	482	421	14.5	1,449	1,252	15.7
Segment Income	$574	$426	34.7%	$1,735	$1,350	28.5%

Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. The amortization method recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months (see Note 1 for additional detail). We made this change prospectively; therefore, in the table above, results in the third quarter and for the first nine months of 2003 are shown on the amortization basis, while the third quarter and first nine months of 2002 are shown on the issue basis.

Our directory segment income was $574 with an operating margin of 54.4% in the third quarter and $1,735 with an operating margin of 54.5% for the first nine months of 2003. In 2002, our directory segment income was $426 with an operating margin of 50.3% in the third quarter and $1,350 with a segment operating income margin of 51.9% for the first nine months. If we had been using the amortization method in 2002, our directory segment income would have been $560 with an operating margin of 52.4% in the third quarter of 2002 and $1,772 with an operating margin of 54.8% for the first nine months of 2002.

If we were to eliminate the effects of the accounting change and shifts in the schedule of directory titles published, our directory segment income would have been $617 and the operating margin would have been 55.6% in the third quarter and $1,141, with an operating margin of 47.3%, for the first nine months of 2003, compared to $644, with an operating margin of 56.9%, in the third quarter and $1,223, with an operating margin of 49.9%, for the first nine months of 2002. The decrease in segment income of $26 in the third quarter and $82 for the first nine months as well as the decreased operating margin was due primarily to increased employee related costs combined with pressure on revenues from increased competition and lower demand from advertisers. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues increased $209, or 24.7%, in the third quarter and $582, or 22.4%, for the first nine months of 2003. The accounting change decreased revenues approximately $54 in the third quarter and increased revenues approximately $769 for the first nine months of 2003, reflecting that the former method of accounting resulted in unevenly earned revenues within a calendar year (see Note 1). Shifts in directory title publication dates increased revenues approximately $284 in the third quarter and decreased revenues $150 for the first nine months. Specifically, revenues increased approximately $330 in the third quarter and decreased $14 for the first nine months primarily related to a shift in publication dates from the second quarter in 2002 to the third quarter of 2003, and decreased $46 in the third quarter and $136 for the first nine months from extensions of directory title publication dates in 2002. Demand for directory advertising decreased approximately $21 in the third quarter and $38 for the first nine months of 2003, reflecting increased competition from other publishers, other advertising media and continuing economic pressures on advertising customers. If we had been using the amortization method in 2002, operating revenues would have been $1,068 in the third quarter and $3,236 for the first nine months.

Cost of sales increased $32, or 16.3%, in the third quarter and $83, or 14.2%, for the first nine months of 2003. The accounting change decreased expenses approximately $21 in the third quarter and increased expenses $55 for the first nine months of 2003, while the shifts in the schedule of directory title publications increased cost of sales approximately $35 in the third quarter and decreased cost of sales $13 for the first nine months. Employee related costs increased cost of sales approximately $24 in the third quarter and $67 for the first nine months of 2003.

Selling, general and administrative expenses increased $31, or 14.2%, in the third quarter and $121, or 18.8%, for the first nine months of 2003. The accounting change increased expenses approximately $10 in the third quarter and $120 for the first nine months, while the shifts in the schedule of directory title publications increased selling expenses by approximately $30 in the third quarter and reduced selling expenses approximately $11 for the first nine months. Employee related costs increased selling, general and administrative expenses approximately $2 in the third quarter and $25 for the first nine months of 2003. The increased costs were partially offset by decreases in professional and contracted services expense and other business expenses.

International
Segment Results
Third Quarter	Nine-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$9	$9	-	$23	$26	(11.5)%
Total Segment Operating Expenses	10	17	(41.2)	42	58	(27.6)
Segment Operating Income (Loss)	(1)	(8)	87.5	(19)	(32)	40.6
Equity in Net Income of Affiliates	227	547	(58.5)	555	962	(42.3)
Segment Income	$226	$539	(58.1)%	$536	$930	(42.4)%

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

Segment operating revenues were flat in the third quarter and decreased $3, or 11.5%, for the first nine months of 2003 primarily due to lower management fee revenues.

Segment operating expenses decreased $7, or 41.2%, in the third quarter and $16, or 27.6%, for the first nine months of 2003 primarily due to a decrease in corporate-allocated charges.

Equity in net income of affiliates decreased $320, or 58.5%, in the third quarter and $407, or 42.3%, for the first nine months of 2003. The decreases were primarily due to gains on a sale by Belgacom S.A. (Belgacom) and TDC A/S (TDC) which occurred in 2002 (see “Other Business Matters” for a discussion of our equity interests in Belgacom and TDC). Specifically, these 2002 gains included approximately $75 in the third quarter and $180 for the first nine months from Belgacom, related to a sale of a portion of its Netherlands wireless operations and TDC’s gain of approximately $296 in the third quarter and $336 for the first nine months associated with that same sale.

Additional decreases in the third quarter were due to forgone equity income of approximately $31 from the sale of Cegetel in the first quarter of 2003, a decrease of $24 in equity income from Telmex due primarily to 2002 deferred tax adjustments and unfavorable exchange rates and a decrease of $9 in equity income from América Móvil primarily resulting from deferred tax adjustments, partially offset by improved operating results. The decreases in the third quarter were partially offset by increased equity income of approximately $27 from Telkom S.A. Limited (Telkom), primarily due to a favorable exchange rate impact, and increased equity income of $17 from Belgacom due to improved wireline and wireless operations and a favorable exchange rate impact. The third-quarter 2003 decreases were also offset by the favorable comparison with a TDC 2002 impairment charge of approximately $58.

Comparisons for the first nine months of 2003 were affected by 2002 gains of $17 from Belgacom, related to a merger involving one of its subsidiaries and TDC’s gain of approximately $7 associated with that same transaction. Equity income for the first nine months of 2003 also decreased due to restructuring charges of $39 at TDC, and forgone equity income of approximately $57 and $53 from the sales of Cegetel and Bell Canada respectively. Equity income from Telmex decreased approximately $43 for the first nine months of 2003 due to a decline in operating results, deferred tax adjustments, and unfavorable exchange rate impacts partially offset by lower financing costs.

The decreases for the first nine months of 2003 were partially offset by the favorable impact of $101 from a Belgacom 2002 restructuring charge, as well as favorable exchange rate impacts at Belgacom and TDC of $20 and $27 for the first nine months respectively. Also offsetting the decreases for the first nine months of 2003 were improved operating results from Belgacom’s wireline and wireless operations and improved TDC Switzerland operations of approximately $43 and $32 for the first nine months respectively. Additionally, equity income from América Móvil for the first nine months increased approximately $25 resulting from improved operating results and lower financing, partially offset by tax adjustments. Equity income from Telkom for the first nine months increased approximately $49 resulting primarily from a favorable exchange rate impact.

We expect the foregone equity income from the dispositions of our Bell Canada and Cegetel investments, as well as gains on indirect asset sales which occurred in 2002, to continue to adversely impact 2003 equity in net income of affiliates. Additionally, we expect lower equity in net income of affiliates related to a Belgacom agreement, which was announced in October 2003 (see “Other Business Matters”).

Our equity in net income of affiliates by major investment is listed below:

Third Quarter	Nine-Month Period
2003	2002	2003	2002
América Móvil	$14	$23	$66	$41
Belgacom	44	102	114	189
Bell Canada [1]	-	-	-	53
Cegetel [1]	-	31	-	57
TDC	88	313	171	423
Telkom South Africa	40	13	79	30
Telmex	42	66	123	166
Other	(1)	(1)	2	3
International Equity in Net Income of Affiliates	$227	$547	$555	$962

[1]	Investment sold

Other
Segment Results
Third Quarter	Nine-Month Period

		Percent			Percent
2003	2002	Change	2003	2002	Change
Total Segment Operating Revenues	$70	$76	(7.9)%	$198	$228	(13.2)%
Total Segment Operating Expenses	63	(26)	-	93	128	(27.3)
Segment Operating Income	7	102	(93.1)	105	100	5.0
Equity in Net Income of Affiliates	110	182	(39.6)	618	654	(5.5)
Segment Income	$117	$284	(58.8)%	$723	$754	(4.1)%

Our other segment results in the third quarter and for the first nine months of 2003 and 2002 primarily consist of corporate and other operations. Expenses increased in the third quarter of 2003 primarily due to favorable employee-benefit related mark-to-market and other adjustments that occurred in the third quarter of 2002. Substantially all of the Equity in Net Income of Affiliates represents the equity income from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview The Telecommunications Act of 1996 (Telecom Act) was intended to promote competition and reduce regulation in U.S. telecommunications markets. Despite passage of the Telecom Act, the telecommunications industry, particularly incumbent local exchange carriers such as our wireline subsidiaries, continues to be subject to significant regulation. The expected transition from an industry extensively regulated by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has not occurred as anticipated.

Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the FCC for interstate services. For example, certain state commissions, including those in California, Illinois, Michigan, Wisconsin, Ohio and Indiana, have significantly lowered the wholesale rates we are allowed to charge competitors, including AT&T and MCI (formerly known as WorldCom), for leasing parts of our network (unbundled network elements, or UNEs). These mandated rates, which are generally below our cost, are significantly contributing to continuing declines in our access-line revenues and profitability. When UNEs are combined by incumbent local exchange carriers and offered as a product to competitors as required by various state and federal regulations, that complete set capable of providing total local service to a customer is referred to as a UNE-P. Under UNE-P, our competitors market the lines and collect revenues from customers, and from inter-exchange carriers for originating and terminating long-distance traffic, but we still incur the network costs, which generally exceed the rates we are permitted to charge competitors for UNE-P. At the end of the third quarter of 2003, we had 401,000 more UNE-P lines than at the end of the second quarter. For the first nine months of 2003 we lost 1.7 million retail customer lines to competitors who obtained UNE-P lines from us.

Should this difficult and uncertain regulatory environment stabilize, we expect that additional business opportunities, especially in the broadband area, would be created. At the same time, the continued uncertainty in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business.

Triennial Review Order On August 21, 2003, the FCC released its Triennial Review Order (TRO), establishing new rules, which became effective October 2, 2003, concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make UNEs available. See our Overview section for a discussion of UNEs. These rules are intended to replace the FCC’s previous UNE rules, which were vacated by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit). With limited exceptions, the new rules are consistent with the FCC’s February 2003 press release summarizing its review.

The TRO, rather than establishing a uniform national structure for UNEs as we believe was mandated by the D.C. Circuit, delegates key decisions on UNEs to the states, including rules for below-cost UNE-P. In addition, the TRO revised rules regarding combinations of unbundled local service (“loop”) and dedicated transport elements (see discussion of “enhanced extended links” below) which could allow competitors to access our wireline subsidiaries’ high-capacity lines without paying access charges. Numerous legal challenges to the TRO have been filed by SBC and others with the D.C. Circuit.

Set forth below is a summary of the most significant aspects of the new rules. While these rules apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussion is intended as a condensed summary of issues in the TRO rather than a precise legal description of all of those specific issues.

  UNE-P As described above, UNE-P is a combination of all of the network elements necessary to provide complete local service to a customer. The new rules state that if we are not required to provide any one of those network elements then we will not be required to provide the below-cost UNE-P itself. From a practical perspective, the “switching” network element is the most relevant component of the UNE-P, i.e., the element that routes a telephone call or data to its destination. In its TRO, the FCC declined to rule whether we must provide the switching element to competitors, instead leaving this issue to each state commission to decide.

  Although the state commissions must decide this switching issue, the FCC did establish two presumptions and a timetable for states to use in reaching their decision. Specifically, the FCC presumed that if we do not provide switching, that competitors in a particular market (1) would not face economic or operational barrier(s) to providing service to larger business customers that are served by high-capacity facilities and (2) would face such barriers in their ability to serve other customers. Although the TRO appears to adopt objective measures for states to apply in analyzing whether these barriers exist, it leaves the states broad discretion in defining the relevant markets.

  The state commissions have 90 days from October 2, 2003 to challenge the FCC’s presumption that barriers do not exist for providing service to larger business customers. For other customers, the states have nine months to complete their analysis. If a state commission concludes that operational or economic barriers do not exist in a market, we can stop providing below-cost UNE-P to competitors in that market after a three-year transition period.

  Enhanced Extended Links We must provide combinations of unbundled high capacity loops (an element of UNE-P) and transport elements (often referred to as “enhanced extended links” or EELs) to competitors in certain circumstances. The TRO revises the test for determining when EELs must be made available. As a result of this change, long-distance carriers and wireless companies may be able to purchase EELs at below-cost rates in place of special access services, which is a component of our wireline revenues. We expect that this aspect of the TRO could decrease our wireline revenues as much as $500 through the end of 2005.

  Dedicated Transport The TRO redefines dedicated transport (interoffice lines used by only a single customer) to include only those transmission facilities connecting our switches or central offices, thus eliminating unbundling of connections between our and competitor networks. The TRO concludes that we must continue to provide access to dark fiber (unused fiber that must be equipped with electronics before it can transmit a communications signal) and DS3 and DS1 (line classifications) capacity transport as UNEs, except where alternative wholesale facilities are available. State commissions are to perform route-specific analyses to determine if such alternative wholesale facilities exist for each of these services. Dark fiber and DS3 transports are also each subject to review by the state commissions to identify whether competitors are able to provide their own facilities. If state analysis determines that there are no barriers, we will not be required to provide below-cost transport services.

  Broadband The TRO eliminates unbundling of certain telecommunications technology that is primarily used for transmitting data and high-speed internet access across telephone lines. For example, it eliminates unbundling of the packet-switching capabilities (a highly efficient method of transmitting data) of our local loops and eliminates unbundling of certain fiber-to-the-home (FTTH) loops. FTTH loops are fiber-optic loops that connect directly from our network to customers’ premises. Traditional telephone lines are copper; fiber-optic lines are made of glass and can carry more information over far longer distances than copper. Under the new rules, packet-switching and FTTH loops are not subject to unbundling requirements; therefore, we will not be required to sell them to competitors at below-cost UNE prices. However, we must continue to provide unbundled access to copper-loop and sub-loop lines. In areas where fiber-optic lines are installed in place of copper-loop lines, we will be required to provide our competitors access either to the existing copper loop or a non-packetized transmission path capable of providing voice-grade service over the fiber-optic lines.

  Under another FCC order, we were required to share, on an unbundled basis, the high-frequency portion of the local telephone lines with competitors so that competitors could offer DSL services on a national basis. Under the TRO, this high-frequency portion of the telephone line is no longer considered a UNE. Current line sharing arrangements are to be maintained until the FCC’s next biennial review, which will commence in 2004. Competitors may purchase new line sharing arrangements for up to one year after the TRO and will be required to pay increasing amounts for such new line-sharing arrangements over the next three years, at the end of which customers must be transitioned to new arrangements. The California State Regulatory Commission has stated in a decision that it has independent authority to decide whether the high-frequency portion of the local telephone line is a UNE in disregard of this order, and we are challenging that decision in federal court.

  Although the TRO’s broadband and line sharing provisions apparently provide some regulatory relief, we are currently in the process of evaluating them; therefore, the effects on our financial position and results of operations cannot be quantified at this time.

  UNE Pricing Rules The TRO clarifies two components of the FCC UNE-pricing rules that govern the rates we charge competitors for interconnection and leasing portions of our network. First, it recommends that the cost of capital used in calculating UNE prices should reflect the risks associated with a competitive market; and second, it states that the use of accelerated depreciation may present a more accurate measure of calculating economic depreciation. This portion of the TRO consists of suggestions rather than mandates and, though helpful in theory, it is not clear the extent to which the states will adhere to these guidelines; therefore, the effects of this portion of the TRO on our financial position and results of operations are uncertain at this time.

  In September 2003, the FCC opened a proceeding to review how the cost structure underlying the UNE-pricing rules is determined. These rules determine the amounts we can charge for providing UNEs and have been based on “forward-looking costs”. The FCC tentatively concluded that these forward-looking costs need to “more closely account for the real world attributes of the routing and topography of the incumbent’s network” rather than using hypothetical networks that may be more cost-efficient. The FCC will also review certain assumptions used in determining these costs, including network capacity factors. We expect that this review will redefine forward-looking costs in a manner positive for SBC, but we are not certain as to the timing and magnitude.

  Further Notice of Proposed Rulemaking (FNPRM) The TRO opens a FNPRM to seek comment on whether the FCC should modify its “pick-and-choose” rule that permits requesting competitors to opt into individual portions of interconnection agreements without accepting all the terms and conditions of the agreements.

As the TRO is quite complex and we are still in the process of evaluating it completely, we cannot fully quantify the effects on our financial position or results of operations at this time. However, the new unbundling rules will most likely create an even more uncertain and more complex regulatory environment for our wireline subsidiaries, possibly resulting in further reductions in revenues, capital expenditures and employment levels. As the new rules give each state commission the authority to determine which network elements are to be unbundled and to set UNE-P rules, the rules will likely vary by state as well as be subject to implementation and federal appeal on a state-by-state basis rather than uniform implementation and review at the federal level. Although some relief appears to have been provided by the broadband provisions of the TRO, the new rules may create increased uncertainty and we expect that the TRO may have an overall unfavorable effect on our results of operations and financial position.

We have filed two legal challenges to these new rules with the D.C. Circuit. In August 2003, we, along with the United States Telecom Association (USTA), Qwest Communications Inc. (Qwest), and BellSouth Corporation (BellSouth), filed a Petition for a Writ of Mandamus with the Court. We asked that the Court vacate the rules governing the unbundling of switching serving non-large businesses and high-capacity facilities and issue such an order within 45 days. The Court has directed the FCC to respond. In September 2003, we, along with the USTA, Qwest, BellSouth, and Verizon Communications Inc. (Verizon), filed a notice of appeal and a motion for a stay of certain portions of the TRO, including those concerning UNE-P and EELs, with the D.C. Circuit, asking the court to reject the new rules. The D.C. Circuit has recently issued two orders relative to the TRO. The Court has consolidated all pending petitions for mandamus, petitions for review and requests for expedition into one proceeding. The Court has established an expedited schedule and has stated that it wants to be able to hear the cases as early as mid-December 2003 (the TRO became effective on October 2).

Long-Distance Applications The FCC approved our application to provide wireline interLATA (traditional) long-distance for Michigan customers effective September 17, 2003, and we launched service in Michigan under the SBC brand on September 26, 2003. Additionally, the FCC approved our applications to offer interLATA long-distance services in Illinois, Ohio, Wisconsin and Indiana effective October 15, 2003, and we began offering long-distance service in these states on October 24, 2003. We now have approval to offer interLATA long-distance nationwide and will begin offering a full bundle of telecommunications services to all of our customers.

We expect increased competition for our wireline subsidiaries in these five states, in particular, as they enter into the long-distance markets. However, ultimately we expect that providing long-distance service in these states will improve trends in access line losses, customer winback and retention, similar to those experienced in other states in our 13-state area where we previously obtained approval to offer wireline interLATA long-distance.

California Audit In August 2003, two alternate sets of proposed findings on the 1997-1999 audit of our California wireline subsidiary were presented to the California Public Utility Commission (CPUC). The two proposed sets of findings differed in many respects but both concluded that our subsidiary should issue refunds, i.e., service credits, in amounts ranging from $162 to $661. We believe that both sets of findings contain errors and that the refunds should be eliminated. These two alternative findings will be presented to the CPUC for consideration as early as November 2003. The CPUC may completely or partially accept or reject any of these proposed findings. We are not certain that the CPUC will make a final decision by the end of 2003.

Illinois Legislation In May 2003, the Illinois legislature passed legislation concerning wholesale prices our Illinois wireline subsidiary can charge local service competitors, such as AT&T and MCI, for leasing its local telephone network (UNE rates). The new law directed the ICC to set wholesale rates based on actual data, including our subsidiary’s actual network capacity and actual depreciation rates shown on our financial statements. In June 2003, the United States District Court for the Northern District of Illinois Eastern Division issued a temporary order blocking implementation of this law. The order was made permanent in July 2003. In November 2003, the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit) affirmed that the law was invalid as it only addressed two of the factors required by the federal standards that instruct the states how to set the UNE rates. However, the Seventh Circuit also stated that the current UNE rates in effect must be updated to comply with federal law as of 2003. The Seventh Circuit instructed the ICC to quickly address these out-of-date rates and to reinstate the UNE rate proceeding that had been previously terminated by the law’s passage.

OTHER BUSINESS MATTERS

WorldCom Bankruptcy In July 2002, WorldCom and more than 170 related entities filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (Bankruptcy Code). Our claims against WorldCom total approximately $661 and include receivables, issues that are the subject of litigation, and a variety of contingent and unliquidated items. At September 30, 2003, we had approximately $320 in receivables and reserves of which approximately $112 related to the WorldCom bankruptcy filing.

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

On July 25, 2003, WorldCom agreed to pay us approximately $107 to settle many, but not all, of the issues that arose prior to WorldCom’s bankruptcy. As of September 30, 2003, WorldCom had paid us $39 and escrowed the remaining $68 of our $107 settlement sum. This settlement was approved by the bankruptcy court on August 5, 2003; however, most of the provisions are also contingent upon WorldCom obtaining approval of its Plan of Reorganization (POR). This settlement does not include issues related primarily to reciprocal compensation we paid to WorldCom for internet service provider traffic and certain pre-bankruptcy switched access charges not billed to WorldCom based on usage information provided by WorldCom. On October 31, 2003 the bankruptcy court approved WorldCom’s proposed POR. This approval will become final ten days following its entry on the court’s docket unless appealed. Even after approval, the POR remains contingent upon the FCC’s approval of various license transfers from the debtors to the reorganized WorldCom.

On July 26, 2003, the United States Attorney for the Southern District of New York announced an investigation with respect to recently disclosed information alleging that WorldCom is committing access fraud in the manner in which it routes and classifies long-distance calls. The impact of this investigation on WorldCom’s proposed reorganization is not yet clear.

Belgacom Agreement In October 2003, ADSB Telecommunications B.V. (ADSB), of which we directly own 35%, announced that it had entered into an agreement with the Belgian government and Belgacom to proceed with the preparations for a potential Initial Public Offering (IPO) of Belgacom. ADSB owns one share less than 50% of Belgacom and is a consortium of SBC, TDC (of which we own 41.6%), Singapore Telecommunications and a group of Belgian financial investors. Through our 35% ownership of ADSB and our 41.6% ownership of TDC, we have a 24.4% economic ownership of Belgacom. Absent an IPO, ADSB will continue to be significantly involved in the operations of Belgacom.

As part of the agreement, ADSB will have the exclusive right from January 1, 2004 until July 31, 2005, subject to certain restrictions, to sell shares in an initial public equity offering of Belgacom. As a condition to the IPO and related transactions, Belgacom will transfer to the Belgian government the liabilities related to the statutory pension plan, proceeds from the sale of pension assets and cash sufficient to fully fund the obligations. This transfer is valued at Euro 5 billion and is expected to occur prior to December 31, 2003. The transfer, along with certain other transactions contemplated as part of the IPO, are expected to result in a one-time charge to the equity income of ADSB of between Euro 275 million and Euro 375 million, determined on a GAAP basis. Including our direct and indirect ownership, this charge is expected to reduce our fourth-quarter 2003 diluted earnings per share by $0.03 to $0.04.

Additionally, Belgacom has agreed to offer to buy back from ADSB, before year-end 2003, approximately 6% of the Belgacom shares ADSB holds (representing approximately 3% of the Belgacom shares outstanding) and to make a second buyback offer in the event of an IPO. Should the IPO occur, the price per share of both buybacks would be adjusted to the IPO price. If no IPO occurs before July 31, 2005, there will be no adjustment to the proceeds from the first buyback.

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

Antitrust Litigation Eight consumer antitrust class actions were filed last year against SBC in the United States District Court for the District of Connecticut. The primary claim in these suits is that SBC companies have, in violation of federal and state law, maintained monopoly power over local telephone service in all 13 states in which SBC subsidiaries are incumbent local exchange companies.

These cases have been consolidated under the first filed case Twombly v. SBC Communications Inc. and are now stayed by agreement of the parties pending the United States Supreme Court’s (Supreme Court) decision in a similar case against another incumbent local exchange company (Law Offices of Curtis V. Trinko v. Bell Atlantic Corp., 294 F.3d 307 (2d Cir. N.Y. 2002), argued October 14, 2003). That Court’s decision in Trinko may determine whether these actions will proceed and, if so, on what theories. If the consolidated Twombly cases do go forward after the Supreme Court rules in Trinko, SBC expects to move for dismissal or summary disposition of the complaints and oppose class certification.

In addition to the Connecticut class actions described above, two consumer antitrust class actions were filed in the U.S. District Court for the Southern District of New York against SBC, Verizon, Bell South and Qwest alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et. al). In October 2003, the Court granted the joint defendants’ motion to dismiss on the ground that the plaintiffs’ complaint failed to state a claim under the antitrust laws. Plaintiffs may appeal.

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

Number Portability The FCC has adopted rules requiring companies to allow their customers to keep their wireline or wireless number when switching to another company (generally referred to as “number portability”). While customers have been able for several years to retain their numbers when switching their local service between wireline companies, the rules now require wireless companies to offer number portability to their customers, beginning November 24, 2003. Lawsuits challenging these rules are pending before the FCC and the U.S. Court of Appeals.

In October 2003, the FCC released an order addressing some of the wireless-wireless number portability implementation issues. This order states that wireless companies cannot delay switching a customer to collect early termination fees or other amounts owed by that customer. On November 10, 2003, the FCC issued a subsequent order addressing wireline-wireless number switching issues. At the time of this report, it is too soon to determine the impact of this order.

NextWave In September 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the sale of certain cellular licenses held by NextWave to Cingular. The approval clears the way for Cingular to seek the regulatory approvals needed to complete the license transfers. The licenses cover approximately 83 million potential customers primarily in markets where Cingular currently has voice and data operations. Cingular expects this transaction to close during the first half of 2004.

Southern California Wildfires  During October and November 2003 numerous wildfires caused damage throughout southern California.  We have made preliminary estimates as to the extent of the damage and, at this time, do not expect it to be material.

Disposition In September 2003, we sold our remaining shares of BCE for $191 in cash and recorded a pre-tax gain of approximately $31. In October 2003, we sold an additional 3.9 million shares of Yahoo!, recording a fourth-quarter 2003 gain of approximately $97.

LIQUIDITY AND CAPITAL RESOURCES

We had $4,940 in cash and cash equivalents available at September 30, 2003. Cash and cash equivalents included cash of approximately $318, municipal securities of $260, variable-rate securities of $1,266, money market funds of $3,043 and other cash equivalents of $53.

In addition, at September 30, 2003 we had other short-term held-to-maturity securities of $261 and long-term held-to-maturity securities of $154.

During the first nine months of 2003 our primary source of funds was cash from operating activities supplemented by cash from our disposition of Cegetel. Our primary source of funds for 2002 was cash provided by operating activities.

In October 2003, we renewed our 364-day credit agreement totaling $4,250 with a syndicate of banks replacing our credit agreement of $4,250 that expired on October 21, 2003. The expiration date of the current credit agreement is October 19, 2004. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of September 30, 2003.

Our commercial paper borrowings decreased $148 during the first nine months of 2003, and at September 30, 2003, totaled $1,000, all of which was due within 90 days and issued under a program initiated by a wholly owned subsidiary, SBC International, Inc., in the first quarter of 2002. This program was initiated in order to simplify intercompany borrowing arrangements.

Our investing activities during the first nine months of 2003 consisted of $3,235 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, decreased by approximately 35.9% for the first nine months of 2003 as compared to the same period in the prior year. We currently expect our capital spending for 2003 to be at or below $5,000, excluding Cingular, substantially all of which we expect to relate to our wireline segment. We expect to continue to fund these expenditures using cash from operations, and depending on interest rate levels and overall market conditions, incremental borrowings. The Cingular and international segments should be self-funding as they are substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our 2002 Annual Report to Shareowners, our capital spending plans described above reflect continued pressure from the U.S. economic and regulatory environments and our resulting lower revenue expectations.

Investing activities during the first nine months of 2003 also include proceeds of $2,270 relating to the sale of our interest in Cegetel, $177 from the sale of a portion of our interest in Yahoo! and $364 from the sale of the remaining portion of our investment in BCE. In October 2003 we sold approximately 3.9 million shares of Yahoo! for proceeds of $164. At October 31, 2003 we held approximately 7 million shares of Yahoo!. We did not make any acquisitions during the first nine months of 2003.

For the first nine months of 2003 investing activities included the purchase of other held-to-maturity securities, with maturities greater than 90 days, of approximately $578.

Cash paid for dividends for the first nine months of 2003 was $3,271, or 23.0%, higher than for the first nine months of 2002, due to a 4.6% increase in quarterly dividends declared per share in 2003 and our additional dividends. For the first three quarters of 2003, we declared an additional dividend above our regular quarterly payout. These additional dividends declared for the first nine months totaled $0.25 per share. The third quarter regular dividend of $0.2825 and additional dividend of $0.10 per share will be paid on November 3, 2003. Our Board of Directors expects to evaluate the dividend policy in December 2003.

In July 2003, we announced our intention to resume our previously announced stock repurchase program. During the third quarter of 2003 we repurchased approximately 13 million shares at a cost of $299. As of September 30, 2003 we have repurchased 153 million shares of the 200 million shares previously authorized by our Board of Directors.

Also in July 2003, we entered into a co-branded service agreement with EchoStar to offer satellite television service to our in-region customers. On July 21, 2003, we invested $500 in debt that is convertible into EchoStar shares.

During the first nine months of 2003 we called, prior to maturity, approximately $1,743 of debt obligations with maturities ranging between February 2007 and March 2048, and interest rates ranging between 6.5% and 7.9%. Of the $1,743 called debt, approximately $264, with an average yield of 7.2% was called in July; $1,462, with an average yield of 7.4% was called in June; and $17, with an average yield of 6.9% was called in March. Funds from operations and dispositions were used to pay off these notes.

During the first nine months of 2003, approximately $997 of long-term debt obligations, and $1,000 of one-year floating rate securities matured. The long-term obligations carried interest rates ranging from 5.9% to 9.5%, with an average yield of 6.0%. The short-term notes paid quarterly interest based on the London Interbank Offer Rate (LIBOR). Funds from operations and dispositions were used to pay off these notes.

At September 30, 2003, our debt ratio was 32.5% compared to 42.3% at September 30, 2002. The decline was primarily due to lower debt levels and our 2003 cumulative effect of accounting changes. These accounting changes increased equity $2,548, which decreased our debt ratio approximately 160 basis points (1.6%).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In August 2003 we entered into $1,000 in variable interest rate swap contracts on our 5.875% fixed rate debt which matures in August 2012. At September 30, 2003 we had interest rate swaps with a notional value of $2,000 and a fair value of approximately $132.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of September 30, 2003.

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
  Uncertainty in the U.S. securities market and adverse medical cost trends.
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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 2003, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each director also receives an annual grant of DSUs. During this period, an aggregate of 16,343 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $21.82 to $26.03, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)	Exhibits

12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

(b)	Reports on Form 8-K

On October 21, 2003, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report we disclosed our third-quarter 2003 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

November 12, 2003	/s/ Randall Stephenson
Randall Stephenson
Senior Executive Vice President
and Chief Financial Officer