Form 10-K
period 2003-12-31
SBC COMMUNICATIONS INC
filed 2004-03-11
CIK 732717

                                                     FORM 10-K

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
(Mark One)

   |X|                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the fiscal year ended December 31, 2003

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
Yes __X___ No _____

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
Yes __X___ No _____

Based on the closing  price of $25.55 per share on June 30,  2003,  the  aggregate  market  value of our voting and non-voting common stock held by non-affiliates was $84.9 billion.

At February 27, 2004, common shares outstanding were 3,308,243,970.

                                        DOCUMENTS INCORPORATED BY REFERENCE

(1)    Portions of SBC  Communications  Inc.'s Annual Report to Shareowners for the fiscal year ended  December 31,
       2003 (Parts I and II).

(2)    Portions of SBC  Communications  Inc.'s Notice of 2004 Annual Meeting and Proxy Statement dated on March 11,
       2004 (Parts III and IV).

                                                    SCHEDULE A

                             Securities Registered Pursuant To Section 12(b) Of The Act:

                                                                                        Name of each exchange
                Title of each class                                                      on which registered
                -------------------                                                      -------------------

Common Shares (Par Value $1.00 Per Share)                                        New York, Chicago and Pacific
                                                                                 Stock Exchanges

7.00% Forty Year SBC Communications                                              New York Stock Exchange
    Inc. Notes, Due June 1, 2041

                                                  TABLE OF CONTENTS

Item                                                                                                   Page
-------                                                                                                ----
                                                    PART I

                                                       PART II

   5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities.............................         15
   6.  Selected Financial Data.....................................................................         15
   7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..................................................................         15
  7A.  Quantitative and Qualitative Disclosures about Market Risk..................................         15
   8.  Financial Statements and Supplementary Data.................................................         15
   9.  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure...................................................................         15
  9A.  Controls and Procedures.....................................................................         16

                                                      PART III

  10.  Directors and Executive Officers of the Registrant..........................................         16
  11.  Executive Compensation......................................................................         16
  12.  Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters.................................................         16
  13.  Certain Relationships and Related Transactions..............................................         18

                                                       PART IV

  14.  Principal Accountant Fees and Services......................................................         18
  15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................         18

PART I

ITEM 1. BUSINESS

                                                      GENERAL

SBC Communications Inc. ("SBC" or "we") is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105).  We maintain an internet site at http://www.sbc.com.  (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.)  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the SEC.  We also make available on our website, and in print, if any shareholder or other person so requests, our code of business conduct and ethics entitled "Code of Ethics" applicable to all employees and Directors, our "Corporate Governance Guidelines", and the charters for the Audit, Human Resources and Corporate Governance and Nominating Committees of our Board of Directors.  Any
changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on our website.

History

SBC was formed as one of several regional holding companies created to hold AT&T Corp.'s local telephone companies.
On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider.  At formation, we primarily operated in five southwestern states.  Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications
Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier into a total of 13 states.  Our services and products are marketed under several brands including SBC, through our joint venture with BellSouth Corporation (BellSouth), Cingular Wireless (Cingular), and
through our alliance with Yahoo!, SBC Yahoo!.

Scope

We rank among the largest providers of telecommunications services in the U.S. and the world.  Through our subsidiaries, we provide communications services and products in the U.S. and have investments in more than 25 countries.  We offer our services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long-distance services, internet services, telecommunications equipment, and directory advertising and publishing.  In the first quarter of 2004, we began offering satellite television services through our agreement with EchoStar Communications Corp. (EchoStar).  These results will be recorded in our wireline segment.  We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

o   wireline subsidiaries provide primarily land and wire based services,
o   wireless subsidiaries hold our investment in Cingular, which provides primarily radio-wave based services,
o   directory subsidiaries provide services related to directory advertising and publishing,
o   international subsidiaries hold investments in primarily foreign entities outside of the U.S., and
o   other subsidiaries provide primarily corporate operations.

Our principal wireline subsidiaries provide telecommunications services in thirteen states: Arkansas, California,
Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas, and Wisconsin
(13-state area).  Wireline local exchange services offered in our 13-state area are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC).  Additional information relating to regulation is contained under the heading "Government Regulation" below and in the 2003 SBC Annual Report to Shareowners under the heading "Operating Environment and Trends of the Business", and is incorporated herein by reference pursuant to
General Instruction G(2).

InterLATA Long-distance

We are authorized to offer wireline interLATA (traditional) long-distance services nationwide but we provide services primarily to customers in our 13-state area and to customers in selected areas outside our wireline subsidiaries' operating areas.

Broadband Initiative

In October 1999, we announced plans to upgrade our network to make broadband digital subscriber line (DSL)
services available to approximately 80% of our U.S. wireline customers over the four years through 2003 (Project
Pronto).  Due to the weakening U.S. economy and an uncertain and adverse regulatory environment, in October 2001 we announced a scale-back in our broadband deployment plans.  As discussed in greater detail below, in August
2003, the FCC released its Triennial Review Order, which appears to provide some relief from unbundling requirements for broadband and new fiber facilities and equipment used to provide data and high-speed internet access services.  However, because the new broadband rules contain some ambiguities and have been appealed to the
U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit), and are subject to petitions for reconsideration or clarification before the FCC, we continue to face uncertainty regarding the regulatory treatment of our broadband investments.  Nevertheless, due to increasing growth opportunities and competition, we have resumed a Project Pronto-related limited build-out and expect to have DSL available to nearly 80% of our wireline customer locations in early 2004, up from 75% at December 31, 2003.  Our DSL lines, which provide broadband internet access, continue to grow and were approximately 3,515,000 at December 31, 2003, compared to
2,199,000 at the end of 2002.

The FCC has begun reviewing the rules governing broadband services offered by cable, satellite and wireless operators in addition to traditional wireline offerings.  The FCC tentatively concluded that wireline broadband internet access services are "information" services rather than "telecommunications" services, which would result in less regulation.  In October 2003, the United States Court of Appeals for the Ninth Circuit (9th Circuit)
ruled that broadband internet access services provided by cable operators involve both an "information service"
and a "telecommunications" service.  If this decision is upheld (the FCC has a request for rehearing pending before the 9th Circuit), the FCC may change its tentative conclusion that wireline broadband internet access services are information services, not telecommunications services.  It is likely that the FCC will not act in these proceedings until the 9th Circuit rules on its request for rehearing.  We are not certain of the effect the
9th Circuit's decision will have on our operations or financial statements.

Cable operators have no general obligation to provide third-party Internet Service Providers (ISPs) access to their broadband networks at this time, although the FCC has begun a proceeding to consider the issue.  The 9th
Circuit's decision (discussed above) could support the imposition on cable operators of some of the same regulations applicable to wireline companies but it is unclear at this time whether the decision will have a significant impact on providers of cable modem services.

In December 2002, the FCC ruled that advanced services, such as DSL, when provided through one of our separate subsidiaries, are not subject to tariff regulations and cost study requirements.  However, we are still required to retain cost data and offer our retail advanced services for resale at a discount.  This ruling should allow us to respond more quickly to offerings by unregulated competitors.  The FCC is expected to complete its broadband review during 2004.  The effect of the review on our results of operations and financial position cannot be determined at this time.

Voice over Internet Protocol

Voice over Internet Protocol (VoIP) is generally used to describe the transmission of voice and data using
Internet-based technology rather than a traditional wire and switch-based telephone network.  As a result, this technology can provide services, although not necessarily of the same quality, often at a lower cost because a traditional network need not be constructed and maintained and because it has not been subject to traditional telephone industry regulation.  In early 2004, the FCC opened a rule making proceeding on VoIP.  The rulemaking is expected to address whether and how a wide range of regulations should be applied to VoIP, including issues related to federal and state jurisdiction, intercarrier compensation, universal service, public safety, consumer protection and other matters.  During 2003, a number of state utility commissions also began proceedings to examine the regulatory treatment of VoIP.

Notwithstanding the unresolved regulatory questions before the FCC and the state commissions, numerous communications providers began providing various forms of VoIP in 2003, or announced their intentions to do so in the near future.  These providers include both established companies as well as new entrants.  Thus, while the deployment of VoIP will result in increased competition for our core wireline voice services, it also presents growth opportunities for us to develop new products for our customers.

Cingular

Cingular, our wireless joint venture with BellSouth, began operations in October 2000.  Cingular serves approximately 24.8 million customers and is the second-largest provider of mobile wireless voice and data communications services in the U.S., based on the number of wireless customers.  Cingular has access to licenses on the 850 and 1900 MHz bands to provide cellular or PCS wireless communications services covering an aggregate population of potential customers, referred to as "POPs", of approximately 236 million, or approximately 81% of the U.S. population, including 45 of the 50 largest U.S. metropolitan areas.  See "Recent Developments" below for a discussion of Cingular's pending acquisition of AT&T Wireless Services, Inc. (AT&T Wireless).

Cingular's wireless networks use equipment with digital transmission technologies known as Global System for
Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology.  Cingular substantially completed upgrading its existing TDMA markets to use GSM technology in order to provide a common voice standard.  Cingular's GSM network now covers approximately 93% of Cingular's POPs.  Additionally, through roaming agreements with other carriers, Cingular customers have GSM coverage in approximately 90% of the U.S.
Also, Cingular is adding high-speed technologies for data services known as General Packet Radio Services (GPRS)
and Enhanced Data Rates for GSM Evolution (EDGE).

Cingular is in the process of upgrading its network to third generation (3G) wireless data technology by using
EDGE.  EDGE technology is Cingular's choice for a 3G wireless communications standard that will allow customers to access the Internet from their wireless devices at higher speeds than even GPRS.  At December 31, 2003,
Cingular's EDGE technology covered approximately 20% of its POPs.  Cingular expects the GSM/GPRS/EDGE network overlay to be fully complete by the end of 2004.

                                                BUSINESS OPERATIONS

Operating Segments

Our segments are strategic business units that offer different products and services and are managed accordingly.  Under U. S. generally accepted accounting principles (GAAP) segment reporting rules, we analyze our various operating segments based on segment income.  Interest expense, interest income, other income (expense) -
net and income tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results.  Therefore, these items are not included in the calculation of each segment's percentage of our consolidated results.  We have five reportable segments that reflect the current management of our business:
(1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

Additional information about our segments, including financial information, is included under the heading
"Segment Results" on pages 9 through 18 and in Note 4 of the 2003 SBC Annual Report to Shareowners and is
incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 65% of 2003 revenues and 46% of income from all our segments.  Our wireline segment operates as both a retail and wholesale seller of communication services.  We provide landline telecommunications services, including local, long-distance voice, switched access, data, and messaging services.  Our landline telecommunications subsidiaries serve approximately 28.8 million retail consumer, 18.3 million retail business, 7.1 million wholesale and 0.5 million other access lines, for a total of 54.7 million access lines in our 13-state area.

Services and Products

We divide our wireline services into four product-based categories - voice, data, long-distance and other.

Voice - Voice includes traditional local service provided to retail customers and wholesale access to our network and individual network elements provided to competitors.  Voice also includes calling features (described below), fees to maintain wire located inside customer premises, pay telephones, customer premise equipment and other equipment sales (described below) and other miscellaneous voice products.

Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting, and voice mail.  Customers that subscribe to these services can have the number and/or name of callers displayed on their phone, be signaled that additional calls are incoming, and send and receive voice messages.  These services are not regulated by the FCC and are generally more profitable than basic local phone service.

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

EchoStar Agreement

In July 2003, we entered into a co-branded service agreement with EchoStar to offer satellite television service to customers in our 13-state area.  Additional information on this agreement is contained in the 2003 SBC Annual Report to Shareowners under the heading "Other Business Matters - EchoStar Agreement" beginning on page 29 and is incorporated herein by reference pursuant to General Instruction G(2).

Yahoo! Alliance

In November 2001, we formed a strategic alliance with Yahoo! to provide co-branded broadband and dial-up service to residential customers nationwide.  During 2003, SBC and Yahoo! expanded the alliance to include co-branded broadband and dial-up services designed for small businesses.

Long-distance voice - Long-distance voice consists of all interLATA (traditional long-distance) and intraLATA
(local toll) wireline revenues, including calling card and 1-800 services.  Prior to 2003, Federal regulations prohibited us from offering interLATA wireline long-distance services in six of our 13 states.  During 2003, we received regulatory approval to offer these services to customers in these remaining six states.  We now may provide interLATA wireline long-distance to customers nationwide.

Other - Other includes directory and operator assistance, and billing and collection services for other carriers.

Cingular

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture.  This segment replaces our previously titled "wireless" segment, which included 60% of Cingular's revenues and expenses.  In our consolidated financial statements, we report our 60% proportionate share of Cingular's results as equity in net income (loss) of affiliates.  For segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

While our consolidated operating revenues do not include Cingular's results, we do include 100% of Cingular's revenues and expenses when we analyze our operating segment results.  On that segment basis, the Cingular segment provided approximately 27% of revenues and 12% of income from all our segments in 2003.

Cingular Wireless Joint Venture

In April 2000, we formed a joint venture with BellSouth to provide domestic wireless services nationally.  In
October 2000, most of our and BellSouth's Domestic wireless operations were contributed to Cingular, which then began operations.  Economic ownership in Cingular is held 60% by us and 40% by BellSouth.  We have equal voting rights and representation on the board of directors that controls Cingular.  Because we share control equally, we use the equity method of accounting to account for our interest.  Cingular is an SEC registrant by virtue of its publicly traded debt securities.  Accordingly, it files separate Forms 10-K, 10-Q and other reports with the SEC.

Cingular faces substantial competition in all aspects of its business as competition continues to increase in the wireless communications industry.  Under current FCC rules, six or more PCS licensees, two cellular licensees and one or more enhanced specialized mobile radio licensees may operate in each of Cingular's markets.  On average,
Cingular has four to five other wireless competitors in each of its markets and competes for customers based principally on price, service offerings, call quality, coverage area and customer service.

Cingular's competitors are principally five national (Verizon Wireless, AT&T Wireless, Sprint PCS, Nextel
Communications and T-Mobile) and a larger number of regional providers of cellular, PCS and other wireless communications services.  Cingular also competes with resellers and wireline service providers.  Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services.  While some of these technologies and services are now operational, others are being developed or may be developed in the future.

See "Recent Developments" below for a discussion of Cingular's pending acquisition of AT&T Wireless.  Cingular agreed to acquire AT&T Wireless to expand its available spectrum and its network coverage and quality, and to enhance its ability to offer future high-speed data services.

Additional information on Cingular is contained in the 2003 SBC Annual Report to Shareowners under the heading
"Expected Growth Areas - Wireless" beginning on page 21 and is incorporated herein by reference pursuant to General
Instruction G(2).

Directory

Our directory segment includes advertising, Yellow and White Pages directories and electronic directory publishing.  The directory segment provided approximately 8% of revenues and 26% of income from all our segments in 2003.  Our directory subsidiaries operate primarily in our 13-state area.

International

Our international segment includes all of our investments with primarily international operations.  We have direct or indirect interests in businesses located in more than 25 countries and as of December 31, 2003, have international investments with a carrying value of approximately $7 billion.  Our international investments include companies that provide local and long-distance telephone services, wireless communications, voice messaging, data services, internet access, telecommunications equipment, and directory publishing.  We report earnings from this segment as equity in net income of affiliates rather than as operating revenue because this segment consists almost exclusively of investments where, under GAAP, we have significant influence rather than control.  Because most of our international investments are accounted for on the equity method, revenues from our international segment were less than 1% of 2003 revenues from all our segments.  The international segment provided approximately 7% of income from all our segments in 2003.

We describe below our foreign equity method investments and significant transactions relating to these investments.  Additional information about this segment is included in Note 6 of the 2003 SBC Annual Report to
Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Europe

We hold a 41.6% stake in TDC A/S (TDC), Denmark's primary full-service communications operator.  TDC also has investments in full service communications providers in Switzerland with a 100% investment in TDC Switzerland AG
(Sunrise), and in Belgium with a 15.9% investment in Belgacom S.A. (Belgacom).  TDC has investments in wireless services in Lithuania, Poland, Austria and Germany.  TDC also has investments in communications providers in the
Czech Republic, Hungary, Finland, Norway and Sweden.  We currently have six representatives on the twelve-member
TDC Board of Directors, including the Chairman, who would cast any tie-breaking vote.

In January 2001, TDC acquired a majority interest in diAx A.G (diAx), a wireless long-distance and internet service provider in Switzerland.  In the first quarter of 2003, TDC acquired the remaining shares from diAx
Holdings, pursuant to an agreement negotiated at the time of the original transaction.  Sunrise was merged with
diAx in January 2001.

In Belgium, we hold a 16.9% stake in Belgacom, that country's primary full-service telecommunications operator, and effectively own 23.5% of Belgacom when our direct stake is combined with the stake we hold indirectly through
TDC.  With approximately 4.6 million access lines and more than 3.7 million cellular customers, Belgacom provides local, long-distance, cellular and other communications services.  In October 2003, Belgacom announced that its shareholders had agreed to proceed with the preparations for a potential initial public offering of Belgacom.
Additional information on this transaction is contained in Note 6 of the 2003 SBC Annual Report to Shareowners
and is incorporated herein by reference pursuant to General Instruction G(2).

In January 2003, we sold to Vodafone Group PLC (Vodafone) our 15% equity interest in Cegetel S.A. (Cegetel), a joint venture that owns 80% of the second-largest wireless provider in France.  Additional information on this transaction is contained in Note 2 of the 2003 SBC Annual Report to Shareowners and is incorporated herein by reference pursuant to General Instruction G(2).

Latin America

We own an 8% equity share in Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico's largest national provider of wireline services.  Telmex operates approximately 15.6 million access lines.  We are a member of a consortium that holds all of the class AA shares of Telmex stock, representing voting control of the company.  Another member of the consortium, Carso Global Telecom, S.A. de C.V., has the right to appoint a majority of the directors of Telmex.

In December 2002 and March 2003, a World Trade Organization panel held hearings to investigate the allegation that Mexico has unfairly kept U.S. companies from competing in its $12 billion telecommunications market.  The final report from the panel is expected in March of 2004.

As of December 31, 2003, Telmex had approximately 75% of the long-distance market in Mexico.  Telmex's share of international long-distance traffic may decline significantly when the "proportional return mechanism" rules expire.  This mechanism guarantees Telmex the same percentage of incoming traffic as outgoing traffic.  In 2002,
Telmex and its competitors agreed on new rates.  Although these new rates expired in January 2004 the rates nevertheless will remain in effect until the Mexican government modifies the rules or new agreements are reached between Telmex and other carriers.

In 2000, Telmex spun-off its wireless and certain other operations to its shareowners as a separate business,
America Movil S.A. de C.V. (America Movil), which serves more than 43.7 million wireless customers in Argentina,
Brazil, Columbia, Ecuador, Guatemala, Mexico, the U. S. and Venezuela.  We own a 7.6% interest in America Movil.
We are a member of a consortium that holds all of the class AA shares of America Movil stock, representing voting control of the company.  Another member of the consortium, Americas Telecom S.A. de C. V., has the right to appoint a majority of the directors of America Movil.

Africa

We hold an 18% indirect ownership stake in Telkom S.A. Limited (Telkom), South Africa's largest local exchange and long-distance company.  Telkom serves nearly 4.8 million access lines in South Africa, and also owns 50% of a second national wireless network operator serving more than 10.2 million wireless customers through Telkom's wireless joint venture, Vodacom.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years.

--------------------------------------------------------------------------------------------------------------------
                                                                             Percentage of Consolidated Total
                                                                                    Operating Revenues
--------------------------------------------------------------------------------------------------------------------
                                                                                2003            2002           2001
--------------------------------------------------------------------------------------------------------------------

Wireline Segment
  Voice                                                                          54%             57%            58%
  Data                                                                           25%             22%            21%
Directory Segment
  Directory advertising 1                                                        11%             10%            10%
--------------------------------------------------------------------------------------------------------------------
1 Approximately 95%, 96% and 96% of directory advertising revenues were recorded in the directory segment for
  2003, 2002 and 2001.  The remaining directory advertising revenues were recorded in the wireline segment.

Voice and Data are included in the wireline segment and each also exceeds 10% of the wireline segment's total
operating revenues.   Our Cingular segment revenues are reported in equity in net income of affiliates in our consolidated financial statements due to our equity accounting for the joint venture.  Directory advertising revenues are included in our directory segment's results of operations and are approximately 97% of directory's total operating revenues.

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e. 50/50) with our 40% economic partner in the joint venture.  We have equal voting rights and representation on the board of directors that controls Cingular.  This means that our consolidated reported results include Cingular's results in the "Equity in Net Income of
Affiliates" line.  We do not report Cingular revenues on our consolidated financial statements.  However, when analyzing our segment results, we evaluate Cingular's results on a stand-alone basis.  The table below shows the effect on our other classes of services (shown in the above table) if we include 100% of Cingular's revenues added to our total segment operating revenues.

--------------------------------------------------------------------------------------------------------------------
                                                                                         Percentage of Total
                                                                                      Segment Operating Revenues
                                                                                     (including 100 % of Cingular)
--------------------------------------------------------------------------------------------------------------------
                                                                                2003            2002           2001
--------------------------------------------------------------------------------------------------------------------

Wireline Segment
  Voice                                                                          39%             43%            44%
  Data                                                                           18%             17%            16%
Cingular
  Wireless subscriber 1                                                          25%             24%            22%
--------------------------------------------------------------------------------------------------------------------
1 Approximately 99% of wireless subscriber revenues were recorded in the Cingular segment in 2001.  The remaining wireless subscriber revenues were recorded in the other segment

                                               GOVERNMENT REGULATION

In our 13-state area, our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services.  Our wireline subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges.  Access charges are designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

Additional information relating to federal and state regulation of our wireline subsidiaries is contained in the
2003 SBC Annual Report to Shareowners under the heading "Regulatory Developments" beginning on page 22, and is
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

                                                  MAJOR CUSTOMER

No customer accounted for more than 10% of our consolidated revenues in 2003, 2002 or 2001.

                                                    COMPETITION

Information relating to competition in each of our operating segments is contained in the 2003 SBC Annual Report to Shareowners under the heading "Competition" beginning on page 25, and is incorporated herein by reference pursuant to General Instruction G(2).

                                             RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment.  Applied research, technology planning and evaluation services are conducted at our subsidiary, SBC Laboratories, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc.  Research and development expenses were not material in 2003, 2002 or 2001.

                                                     EMPLOYEES

As of January 31, 2004, we employed approximately 168,000 persons.  Approximately 112,000 of our employees are represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical
Workers (IBEW).  The four largest collective bargaining agreements between the CWA and our subsidiaries, covering approximately 95,000 employees, expire April 1, 2004 through April 3, 2004.  In an agreement announced on February 4, 2004, the CWA agreed to give us 30 days notice before taking any strike action if a settlement is not reached by contract expiration in early April, 2004.  In turn, we agreed to continue to provide health care benefits to employees in the event of a strike.  The largest IBEW agreement covering approximately 12,000 employees expires on June 26, 2004.

                                               RECENT DEVELOPMENTS

Cingular Acquisition of AT&T Wireless

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless.  Under the terms of the agreement, shareholders of AT&T Wireless will receive cash of $15.00 per common share, or approximately $41 billion.  The acquisition is subject to approval by AT&T Wireless shareholders and federal regulators.  Cingular expects to fund the acquisition with contributions from us and BellSouth.  Based on our 60% equity ownership of
Cingular, we expect to contribute approximately $25 billion of the purchase price.  We expect to pay this amount primarily with proceeds from debt, as well as cash on hand, cash to be generated from operations and asset sales.  Equity ownership and management control of Cingular will remain unchanged after the acquisition.

The agreement provides that if the conditions to closing are not satisfied by December 31, 2004, it may be terminated (subject to extension to June 30, 2005 by either party) if, as of December 22, certain regulatory approvals have not been obtained (in very limited circumstances it may be extended another 60 days thereafter).
If AT&T Wireless enters into or completes certain types of business combination transactions within fifteen months after certain terminations of the agreement, AT&T Wireless would be obligated to pay to us and BellSouth an aggregate termination fee equal to $1.4 billion.

The agreement also provides that Cingular and AT&T Wireless are required to use their best efforts to complete the merger as promptly as reasonably practicable and we and BellSouth are required to use reasonable best efforts to assist Cingular in obtaining regulatory approval.  However, none of us, BellSouth nor Cingular will be required to take actions required by regulators as a condition to approval of the merger, and we will not be required to close the merger if the aggregate adverse impacts of required sales of subscribers or spectrum or any conditions imposed on any of us, BellSouth and/or Cingular would exceed $8.25 billion.  For purposes of calculating the impacts regarding sales of subscribers or spectrum, the parties have agreed that the adverse impact of (a) any required divestitures of a market would be equal to the number of subscribers in the market required to be divested multiplied by $825 and (b) any required divestitures of spectrum only would be equal to the amount of spectrum required to be divested multiplied by $.50 per MHz POP (i.e., the amount of spectrum in a licensed area measured in MHz multiplied by the population of that licensed area).  Any other adverse impacts on us, BellSouth and/or Cingular would be calculated at the time the conditions are imposed.  Each of us and
BellSouth has agreed not to take any action reasonably likely to prevent the closing of the merger.  In addition, each of us and BellSouth have also agreed that prior to the termination date we will not enter into any definitive agreement to acquire a business providing commercial mobile wireless voice and data services offered to public on FCC licensed frequencies (other than in de minimis amounts) or take actions that at the time taken would reasonably be expected to materially interfere with our respective abilities to make funds available to
Cingular to complete the acquisition.

Additional information on expected trends at Cingular is contained in the 2003 SBC Annual Report to Shareowners under the heading "Operating Environment and Trends of the Business -- Cingular" beginning on page 19 and is incorporated herein by reference pursuant to General Instruction G(2).

Triennial Review Order Court Proceedings

On March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit)
overturned significant portions of the FCC's unbundling rules adopted in the Triennial Review Order (TRO).  The
D.C. Circuit struck down the rules concerning mass-market unbundled switching (and therefore the UNE-P) and high-capacity transport.  The D.C. Circuit upheld the FCC's decision not to unbundle broadband investment, including its decision to phase out line-sharing (which allows competitors to offer high-speed internet access on traditional copper voice lines).  The D.C. Circuit's decision will not become effective for at least 60 days to allow the FCC and other parties to seek reconsideration or a review of the order by all judges on the D.C.
Circuit.  Since this decision struck down the FCC's delegation of authority to the state regulators to decide whether switching and, hence the UNE-P must be made available in specified markets, it is unclear how this decision will affect the availability of the UNE-P in our 13-state area.

California Audit

On February 26, 2004, the California Public Utility Commission (CPUC) decided several major monetary issues in the 1997-1999 audit of our California wireline subsidiary.  The CPUC ruled that we were in compliance with regulatory accounting and pension and depreciation rules and that no refunds (i.e., service credits) were owed by our subsidiary to customers.  The CPUC determined, however, that our withdrawal of amounts from a Voluntary
Employee Benefit Association Trust (VEBA) for active employee benefits, as opposed to retiree benefits, should be refunded back to the VEBA, which will result in a 2004 contribution of approximately $230 million.

Antitrust Litigation

Eight consumer antitrust class actions were filed in 2003 against us in the United States District Court for the
District of Connecticut.  The primary claim in these suits was that our wireline subsidiaries, in violation of federal and state law, maintained monopoly power over local telephone service in all 13 states in which our subsidiaries are incumbent local exchange companies.

These cases were consolidated under the first filed case Twombly v. SBC Communications Inc. and stayed by
                                                         ----------------------------------
agreement of the parties pending the United States Supreme Court's (Supreme Court) decision in a similar case against another incumbent local exchange company.  In that case, the Supreme Court held that violations of the
Telecom Act do not support an antitrust claim and that the plaintiff had not stated an antitrust claim and affirmed dismissal of the plaintiff's antitrust claims. Verizon Communications Inc. v. Law Offices of Curtis V.
                                                        --------------------------------------------------------
Trinko LLP, No. 02-682 (Jan. 13, 2004).  On February 23, 2004, the court approved a voluntary dismissal in the
----------
eight consolidated consumer antitrust class action suits, thus ending that litigation.

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

o    Adverse economic changes in the markets served by us or in countries in which we have significant investments.
o    Changes in available technology and the effects of such changes including product substitutions and deployment costs.
o    Uncertainty in the U.S. securities market and adverse medical cost trends.
o    The final outcome of Federal Communications Commission proceedings and re-openings of such proceedings, including the Triennial Review and other rulemakings, and judicial review, if any, of such proceedings, including issues relating to access charges, availability and pricing of, unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).
o    The final outcome of state regulatory proceedings in our 13-state area and re-openings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, our broadband initiative known as Project Pronto, performance measurement plans, service standards and reciprocal compensation.
o    Enactment of additional state, federal and/or foreign regulatory laws and regulations pertaining to our subsidiaries and foreign investments.
o    Our ability to absorb revenue losses caused by UNE-P requirements and increasing competition and to maintain capital expenditures.
o    The extent of competition in our 13-state area and the resulting pressure on access line totals and wireline and wireless operating margins.
o    Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireline and wireless markets.
o    The ability of our competitors to offer product/service offerings at lower prices due to adverse regulatory decisions, including state regulatory proceedings relating to UNE-Ps and non-regulation of comparable alternative technologies (e.g., VoIP).
o    The outcome of current labor negotiations and its effect on operations and financial results.
o    The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
o    The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, technological advancements, industry consolidation including the pending acquisition of AT&T Wireless and availability and cost of capital.
o    Cingular's failure to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its pending acquisition of AT&T Wireless and our incremental costs, if any, in financing our portion of the merger's purchase price.
o    Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory and technology developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

ITEM 2.  PROPERTIES

Our properties do not lend themselves to description by character and location of principal units.  At December
31, 2003, approximately 99% of our property, plant and equipment was owned by our wireline subsidiaries.  Network access lines represented approximately 39.0% of the wireline subsidiaries' investment in telephone plant; central office equipment represented approximately 41.5%; land and buildings represented approximately 9.1%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented approximately 6.7%; and other miscellaneous property represented approximately 3.7%.

Substantially all of the installations of central office equipment are located in buildings and on land that we own.  Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business.  In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on our financial position, results of operations or cash flows.  Additional information regarding litigation is included in the 2003 SBC Annual Report to Shareowners under the heading "Antitrust
Litigation" on page 29, which is incorporated herein by reference pursuant to General Instruction G(2).  As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of shareowners in the fourth quarter of the fiscal year covered by this report.

                                        EXECUTIVE OFFICERS OF THE REGISTRANT
                                               (As of March 11, 2004)

             Name                 Age                                 Position                                Held Since
             ----                 ---                                 --------                                ----------

Edward E. Whitacre Jr.            62     Chairman and Chief Executive Officer                                   1/1990
John H. Atterbury III             55     Group President - Operations                                          11/2002
James W. Callaway                 57     Group President                                                       11/1999
William M. Daley                  55     President                                                             12/2001
James D. Ellis                    60     Senior Executive Vice President and General Counsel                    3/1989
Karen E. Jennings                 53     Senior Executive Vice President - Human Resources                     10/1998
                                           and Communications
James S. Kahan                    56     Senior Executive Vice President - Corporate Development                7/1993
Forrest E. Miller                 51     Group President - Corporate Planning                                  10/2002

John T. Stankey                   41     Senior Executive Vice President and                                    3/2004
                                           Chief Information Officer
Randall L. Stephenson             43     Senior Executive Vice President and                                    8/2001
                                           Chief Financial Officer
Rayford Wilkins, Jr.              52     Group President - SBC Marketing and Sales                              6/2002

All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years, except for Mr. Daley and Mr. Stankey.  Mr. Daley was Vice Chairman and Senior
Managing Director of Evercore Partners Inc. from May 2001 to December 2001.  He was Chairman of the
Gore/Lieberman Campaign from July 2000 to December 2000, and he was U. S. Secretary of Commerce from January 1997 to July 2000.  Prior to that, he was a partner in the law firm of Mayer, Brown & Platt from 1993 to 1997.  Mr.
Stankey became an officer in January 2000.  Prior to that, he held responsible managerial positions with SBC.
Executive officers are not appointed to a fixed term of office.

PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED
           STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York, Chicago and Pacific stock exchanges as well as the Swiss Exchange.
Our stock is traded on the London Stock Exchange through the SEAQ International Markets facility.  The number of shareowners of record as of December 31, 2003 and 2002 was 968,483 and 1,027,716.  The number of shareowners of record as of February 27, 2004 was 960,050.  We declared dividends, on a quarterly basis, totaling $1.41 per share in 2003 and $1.08 per share in 2002.  During 2003, non-employee directors acquired from SBC shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan.  Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares.  Each director also receives an annual grant of
DSUs.  During 2003, an aggregate of 142,996 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $20.24 to $29.61, in each case the fair market value of the shares on the date of acquisition.  The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2003 SBC Annual Report to Shareowners under the headings "Quarterly Financial Information" on page 59, "Selected Financial and Operating Data" on page 5, and
"Stock Trading Information" on the back cover, which are incorporated herein by reference pursuant to General
Instruction G(2).

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this Item is included in the 2003 SBC Annual Report to Shareowners under the heading
"Selected Financial Data" on page 5 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2003 SBC Annual Report to Shareowners on page 6 through page 33, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2003 SBC Annual Report to Shareowners under the heading
"Market Risk" on page 32, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2003 SBC Annual Report to Shareowners on page 34 through page 59, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period

ITEM 9A. CONTROLS AND PROCEDURES

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  The Chief Executive Officer and Chief
Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2003.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.  Information regarding directors required by
Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's definitive proxy statement, dated on March 11, 2004 ("Proxy Statement") on page 10, beginning under the heading "Group B Directors to be elected at the 2004 Annual Meeting " on page 16 under the heading
"Compensation of Directors", on page 43 under the heading "Contracts with Management" and on page 27 under the heading "Audit Committee".  Information required by Item 405 of Regulation S-K is included on page 46 of the
Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" which is incorporated herein by reference pursuant to General Instruction G(3).

The registrant has a separately-designated standing audit committee established in accordance with Section
3(a)(58)(A) of the Exchange Act of 1934.  The members of the committee are Messrs. Barksdale, Eby, Hay and
Ritchey.

The registrant has adopted a code of ethics entitled "Code of Ethics" that applies to the registrant's principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions.  The additional information required by Item 406 of Regulation S-K is provided in this report under the heading "General" under Part I, Item 1. Business.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant's definitive proxy statement, dated on March 11,
2004, on pages 16 through 46, under the headings "Compensation of Directors", "Compensation Committee Interlocks
and Insider Participation", "Executive Compensation" but not including the Report of the Human Resources
Committee on Executive Compensation, "Pension Plans" and "Contracts with Management", which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant's definitive proxy statement, dated on March 11, 2004, under the heading "Common Stock Ownership of Directors and Officers" on page 18, which is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plan Information

The following table provides information as of December 31, 2003, concerning shares of SBC common stock authorized for issuance under SBC's existing equity compensation plans.

                                          Equity Compensation Plan Information (1)

                                    Number of securities                                   Number of securities remaining
                                     to be issued upon                                      available for future issuance
                                        exercise of                                        under equity compensation plans
                                    outstanding options,    Weighted-average exercise    (excluding securities reflected in
                                    warrants and rights   price of outstanding options,              column (a))
          Plan Category                     (a)              warrants and rights (b)                     (c)
-----------------------------------------------------------------------------------------------------------------------------
    Equity compensation plans             78,493,744                   $36.42                             51,709,824 (2)
   approved by security holders
  Equity compensation plans not
   approved by security holders          119,537,614                   $39.44                                555,980 (3)
-----------------------------------------------------------------------------------------------------------------------------
              Total                      198,031,358                   $38.24                             52,265,804
-----------------------------------------------------------------------------------------------------------------------------

(1)    In addition to the shares shown in the above table,  certain stock options  issued by companies  acquired by
       SBC were  converted  into  options to acquire SBC stock.  As of December  31,  2003,  there were  32,669,185 shares of SBC common stock subject to the converted  options,  having a  weighted-average  exercise price of
       $29.04. No further grants may be issued under the assumed plans.

(2)    Included in the total are up to 4,560,559  shares that may be issued as  restricted  stock and  18,663,462 shares  that  may be  issued  pursuant  to  performance  shares  under  the  2001  Incentive  Plan  and  its predecessor.

       Also  included are up to 3,456,100  shares that may be purchased  under the Stock  Savings Plan by mid-level and above managers through payroll  deductions,  company matching  contributions  and reinvested  dividends.
       Managers who elect to receive matching  contributions  in the 401(k) cannot receive  matching  contributions in this plan.  The shares  purchased are not delivered to the employee  until after  retirement,  subject to certain  accelerated  delivery  provisions.  Shares relating to restricted stock and performance shares from the 2001  Incentive Plan may also be deferred  under the Stock Savings Plan (but without  matching  shares).
       In addition,  managers  receive 2 options for every share purchased with employee  payroll  deductions.  The options  have a 10 year term and a strike  price equal to the fair market  value of the stock on the date of grant.  There are  9,473,452  shares  available  under the plan for future  issuances of options.  The Stock
       Savings Plan was  approved by  shareowners  in 1994.  The plan was amended by the Board of Directors in 2000 to increase the number of shares  available for purchase under the plan  (including  shares from the company match and  reinvested  dividend  equivalents)  and shares  subject to options by 8,000,000  and  13,000,000, respectively.  The amounts shown for approved plans in columns (a) and (c) include these additional  shares.
       Shareowner approval was not required or obtained for the amendment.

(3)    Plans that have not been  approved  by  shareowners  include  the 1995  Management  Stock  Option Plan (1995
       Plan),  2001 Stock Option Grant to Bargained-for and Certain Other Employees  (Bargained-For  Plan), and the
       Non-Employee  Director  Stock  and  Deferral  Plan  (Non-Employee  Director  Plan).  The  1995  Plan and the
       Bargained-For  Plan  provide  for  grants of stock  options  to  management  employees  (10 year  terms) and
       Bargained-For  employees  (5 year terms),  respectively,  subject in each case to vesting  requirements  and
       shortened   exercise  terms  upon  termination  of  employment.   Under  the  Non-Employee   Director  Plan,
       participants  may  elect  to  receive  stock  units  in  lieu of  retainers  and  fees.  In  addition,  each non-employee  director  receives an annual award of stock units equal in value to one and one-half times the annual  retainer.  Directors who become board members after November 21, 1997,  also receive up to 10 annual grants of stock  units  equal to $13,000  each.  The stock  units are paid out in the form of SBC stock only after the termination of the employment of a director.  Under the plan,  555,980 shares remain available for future issuance and are included in the table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant's definitive proxy statement, dated on March 11,
2004, under the heading "Compensation of Directors"  on page 16 and "Contracts with Management" on page 43, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information required by this Item is included in the registrant's definitive proxy statement, dated on March 11,
2004, under the heading "Principal Accountant Fees and Services" on page 28, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Documents filed as a part of the report:
                                                                                                 Page
                                                                                                 ----

       (1) Report of Independent Auditors......................................................     *
           Financial Statements covered by Report of Independent Auditors:
              Consolidated Statements of Income................................................     *
              Consolidated Balance Sheets......................................................     *
              Consolidated Statements of Cash Flows............................................     *
              Consolidated Statements of Shareowners' Equity...................................     *
              Notes to Consolidated Financial Statements.......................................     *

       *Incorporated herein by reference to the appropriate portions of the registrant's annual report to shareowners for the fiscal year ended December 31, 2003.  (See Part II.)

                                                                                                 Page
                                                                                                 ----

       (2) Financial Statement Schedules:
              II - Valuation and Qualifying Accounts...........................................    22

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
       --------

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

       4-c        Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone
                  Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co.,
                  Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New
                  England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-e to
                  Form 10-K for 1999.)

       10-a       Short Term Incentive Plan.  (Exhibit 10-a to Form 10-K for 2002.)

       10-b       Supplemental Life Insurance Plan.  (Exhibit 10-b to Form 10-K for 2002.)

       10-c       Supplemental Retirement Income Plan.

       10-d       Senior Management Deferred Compensation Plan (effective for Units of Participation Having a
                  Unit Start Date Prior to January 1, 1988).  (Exhibit 10-d to Form 10-K for 2002.)

       10-e       Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date
                  of January 1, 1988 or later).  (Exhibit 10-e to Form 10-K for 2002.)

       10-f       Senior Management Long Term Disability Plan.  (Exhibit 10-f to Form 10-K for 1986.)

       10-g       Salary and Incentive Award Deferral Plan.  (Exhibit 10-g to Form 10-K for 2002.)

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

       10-l       Stock Savings Plan.  (Exhibit 10-l to Form 10-K for 2002.)

       10-m       1992 Stock Option Plan. (Exhibit 10-n to Form 10-K for 2001.)

       10-n       Officer Retirement Savings Plan.  (Exhibit 10-q to Form 10-K for 1997.)

       10-o       1996 Stock and Incentive Plan.  (Exhibit 10-o to Form 10-K for 2002.)

       10-p       Non-Employee Director Stock and Deferral Plan.

       10-q       Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors.  (Exhibit 10gg to
                  Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

                  10-q(i)  Resolutions amending the Plan, effective November 21, 1997.  (Exhibit 10-v(i) to Form
                  10-K for 1997.)

       10-r       Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan.  (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis
                  Group (Reg. 1-8609).)

       10-s       Pacific Telesis Group 1996 Directors' Deferred Compensation Plan.  (Exhibit 10qq to Form 10-K for 1996 of Pacific
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

       10-u       2001 Incentive Plan.  (Exhibit 10-u to Form 10-K for 2002.)

       10-v       Employment Agreement between SBC and William M. Daley.  (Exhibit 10-x to Form 10-K for 2001.)

       10-w       Employment Agreement between SBC and Edward E. Whitacre Jr. (Exhibit 10-y to Form 10-K for 2001.)

       10-x       2001 Stock Option Grant to Bargained-for and Certain Other Employees.  (Exhibit 10-x to Form
                  10-K for 2002.)

       10-y       1995 Management Stock Option Plan.  (Exhibit 10-y to Form 10-K for 2002.)

       10-z       Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless
                  Services, Inc., a Delaware corporation, Cingular Wireless Corporation, a Delaware corporation,
                  Cingular Wireless LLC, a Delaware limited liability company, Links I Corporation, a Delaware corporation and a wholly-owned Subsidiary of Cingular and, solely with respect to Sections 5.3,
                  6.1(b), 6.5(b) and Article IX of the Agreement, SBC Communications Inc., a Delaware corporation and BellSouth Corporation, a Georgia corporation (Exhibit 99.1 to Form 8-K/A, filed February
                  18, 2004).

       10-aa      Investment Agreement, dated as of February 16, 2004, between SBC Communications Inc. and
                  BellSouth Corporation.

       12         Computation of Ratios of Earnings to Fixed Charges.

       13         Portions of SBC's Annual Report to Shareowners for the fiscal year ended December 31, 2003.
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

(b) Reports on Form 8-K:

      On October 21, 2003, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition.
      In the report, we disclosed our third-quarter 2003 earnings release.

      On January 27, 2004, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial
      Condition.  In the report, we disclosed our fourth-quarter 2003 earnings release.

      On February 17, 2004, we filed a Form 8-K, reporting on Item 5. Other Events, and Item 7. Financial
      Statements and Exhibits.  In the report, we disclosed Cingular's agreement to acquire AT&T Wireless
      Services Inc.

      On February 18, 2004, we filed a Form 8-K/A, reporting on Item 7. Financial Statements and Exhibits.  In the report, we replaced, in its entirety, the Merger Agreement which we filed with the Current Report on
      Form 8-K on February 17, 2004.

                                               SBC COMMUNICATIONS INC.                                                 Schedule II - Sheet 1
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           Allowance for Uncollectibles
                                                Dollars in Millions

------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                           COL. A                                    COL. B                           COL. C                            COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Additions
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (1)                   (2)
                                                                                                                 Charged                                    Balance
                                                                   Balance at              Charged               to Other                                  at End of
                                                                  Beginning of          to Costs and             Accounts             Deductions            Period
                        Description                                  Period           Expenses-Note (a)         -Note (b)              -Note (c)           -Note (e)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year 2003.................................................     $        1,427                869                   386                  1,768           $        914
Year 2002.................................................     $        1,254              1,407                   620                  1,854           $      1,427
Year 2001.................................................     $        1,016              1,384                   293                 1,439(d)         $      1,254

---------------

(a)    Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)    Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by SBC.
(c)    Amounts written off as uncollectible.
(d)    Includes $50 from the sale of Ameritech's security monitoring business.
(e)    As discussed in Note 1 to our consolidated financial statements, effective January 1, 2003 we changed our method of recognizing revenues and expenses related to publishing directories, which partially reduced our Allowance for Uncollectibles.

                                                                           SBC COMMUNICATIONS INC.                                                 Schedule II - Sheet 2
                                                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                   Accumulated Amortization of Intangibles
                                                                             Dollars in Millions

------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                           COL. A                                    COL. B                             COL. C                          COL. D               COL. E
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Additions
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
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
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Year 2003.................................................       $    493                    203                   -                      5                 $    691
Year 2002................................................        $    771                    199                   -                    477(a)              $    493
Year 2001................................................        $    746                    481                   1                    457(b)              $    771

(a)  Includes $364 related to goodwill which is no longer amortized under Statement of Financial Accounting
     Standards No. 142, "Goodwill and Other Intangible Assets."
(b)  Includes $277 from the sale of Ameritech's security monitoring business and $101 transferred to Cingular.

                                                    SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2004.

                                                          SBC COMMUNICATIONS INC.

                                                          /s/ Randall Stephenson
                                                          ---------------------------------------
                                                          Randall Stephenson
                                                          Senior Executive Vice President and
                                                          Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
      Edward E. Whitacre Jr.*
      Chairman and
      Chief Executive Officer

Principal Financial and
 Accounting Officer:
      Randall Stephenson
      Senior Executive Vice President and
      Chief Financial Officer
                                                          /s/ Randall Stephenson
                                                          -----------------------------------------
                                                          Randall Stephenson, as attorney-in-fact
                                                          and on his own behalf as Principal
                                                          Financial Officer and Principal
                                                          Accounting Officer

                                                          March 11, 2004

Directors:
-------------------------------------------------------------------------------------------------------------
Edward E. Whitacre Jr.*                                 Charles F. Knight*
Gilbert F. Amelio*                                      Lynn M. Martin*
Clarence C. Barksdale*                                  John B. McCoy*
James E. Barnes*                                        Mary S. Metz*
August A. Busch III*                                    Toni Rembe*
William P. Clark*                                       S. Donley Ritchey*
Martin K. Eby Jr.*                                      Joyce M. Roche*
Herman E. Gallegos*                                     Carlos Slim Helu*
Jess T. Hay*                                            Laura D'Andrea Tyson*
James A. Henderson*                                     Patricia P. Upton*
Bobby R. Inman*
-------------------------------------------------------------------------------------------------------------

* by power of attorney