Form 10-Q
period 2004-03-31
SBC COMMUNICATIONS INC
filed 2004-05-06
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

At April 30, 2004, common shares outstanding were 3,311,878,198.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts (Unaudited)
Three Months Ended March 31,
	2004	2003

Operating Revenues
Voice	$5,232	$5,751
Data	2,647	2,479
Long-distance voice	749	578
Directory advertising	1,060	1,076
Other	440	491

Total operating revenues	10,128	10,375

Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	4,227	4,083
Selling, general and administrative	2,408	2,398
Depreciation and amortization	1,923	1,996

Total operating expenses	8,558	8,477

Operating Income	1,570	1,898

Other Income (Expense)
Interest expense	(231)	(317)
Interest income	116	136
Equity in net income of affiliates	592	365
Other income (expense) - net	861	1,581

Total other income (expense)	1,338	1,765

Income Before Income Taxes	2,908	3,663

Income taxes	960	1,208

Income Before Cumulative Effect of Accounting Changes	1,948	2,455

Cumulative effect of accounting changes, net of tax	-	2,541

Net Income	$1,948	$4,996

Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Changes	$0.59	$0.74
Net Income	$0.59	$1.50

Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect of Accounting Changes	$0.59	$0.74
Net Income	$0.59	$1.50

Weighted Average Number of Common
Shares Outstanding (in millions)	3,308	3,320
Dividends Declared Per Common Share	$0.3125	$0.3325

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
March 31,	December 31,

	2004	2003

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$7,081	$4,806
Accounts receivable - net of allowances for
uncollectibles of $981 and $914	5,793	6,178
Short-term investments	378	378
Prepaid expenses	810	760
Deferred income taxes	644	712
Other current assets	1,112	1,134

Total current assets	15,818	13,968

Property, plant and equipment - at cost	134,324	133,923
Less: accumulated depreciation and amortization	83,122	81,795

Property, Plant and Equipment - Net	51,202	52,128

Goodwill	1,621	1,611
Investments in Equity Affiliates	6,021	6,947
Investments in and Advances to Cingular Wireless	11,142	11,003
Other Assets	14,615	14,509

Total Assets	$100,419	$100,166

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year	$2,070	$1,879
Accounts payable and accrued liabilities	9,471	10,870
Accrued taxes	895	478
Dividends payable	1,035	1,033

Total current liabilities	13,471	14,260

Long-Term Debt	15,854	16,060

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	15,526	15,079
Postemployment benefit obligation	12,472	12,692
Unamortized investment tax credits	212	220
Other noncurrent liabilities	3,475	3,607

Total deferred credits and other noncurrent liabilities	31,685	31,598

Shareowners' Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,955	13,010
Retained earnings	28,548	27,635
Treasury shares (at cost)	(4,460)	(4,698)
Additional minimum pension liability adjustment	(1,132)	(1,132)
Accumulated other comprehensive income	65	-

Total shareowners' equity	39,409	38,248

Total Liabilities and Shareowners' Equity	$100,419	$100,166

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents (Unaudited)
Three Months Ended March 31,
	2004	2003

Operating Activities
Net income	$1,948	$4,996
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,923	1,996
Undistributed earnings from investments in equity affiliates	(496)	(345)
Provision for uncollectible accounts	236	282
Amortization of investment tax credits	(8)	(9)
Deferred income tax expense	466	215
Gain on sales of investments	(889)	(1,574)
Cumulative effect of accounting changes, net of tax	-	(2,541)
Retirement benefit funding	(232)	(445)
Changes in operating assets and liabilities:
Accounts receivable	149	311
Other current assets	(29)	(126)
Accounts payable and accrued liabilities	(975)	(276)
Other - net	(49)	151

Total adjustments	96	(2,361)

Net Cash Provided by Operating Activities	2,044	2,635

Investing Activities
Construction and capital expenditures	(936)	(897)
Purchases of held-to-maturity securities	(79)	(5)
Maturities of held-to-maturity securities	130	-
Dispositions	2,179	2,270
Proceeds from note repayment	50	-

Net Cash Provided by Investing Activities	1,344	1,368

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	-	49
Repayment of other short-term borrowings	-	(1,070)
Repayment of long-term debt	(142)	(841)
Issuance of treasury shares	63	21
Dividends paid	(1,034)	(897)

Net Cash Used in Financing Activities	(1,113)	(2,738)

Net increase in cash and cash equivalents	2,275	1,265

Cash and cash equivalents beginning of year	4,806	3,567

Cash and Cash Equivalents End of Period	$7,081	$4,832

Cash paid during the three months ended March 31 for:
Interest	$299	$413
Income taxes, net of refund	$52	$223

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
Dollars and shares in millions, except per share amounts (Unaudited)
Three Months Ended March 31, 2004
	Shares	Amount

Common Stock
Balance at beginning of year	3,433	$3,433

Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year		$13,010
Issuance of shares		(94)
Stock option expense		24
Other		15

Balance at end of period		$12,955

Retained Earnings
Balance at beginning of year		$27,635
Net income ($0.59 per share)		1,948
Dividends to shareowners ($0.3125 per share)		(1,035)

Balance at end of period		$28,548

Treasury Shares
Balance at beginning of year	(128)	$(4,698)
Issuance of shares	6	238

Balance at end of period	(122)	$(4,460)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(1,132)

Balance at end of period		$(1,132)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		-
Other comprehensive income (see Note 2)		65

Balance at end of period		$65

See Notes to Consolidate Financial Statements.

SBC COMMUNICATIONS INC.
MARCH 31, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In December 2003, the FASB staff revised FIN 46 to clarify some of the provisions. The revision delayed the effective date for application of FIN 46 by large public companies, such as us, until periods ending after March 15, 2004 for all types of VIEs other than special-purpose entities, including our investment in Cingular. In accordance with the provisions of FIN 46, we performed a quantitative study and determined that Cingular does not qualify for consolidation by us under the provisions of FIN 46. Therefore, our accounting treatment of our investment in Cingular will remain unchanged. However, we will reevaluate whether Cingular qualifies for consolidation by us based on the outcome of their pending acquisition of AT&T Wireless Services Inc. (AT&T Wireless).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

Operating revenues and operating expenses for 2003 have been reclassified to conform with the current year presentation for certain universal service fund payments and gross receipts taxes. The amounts reclassified for the first, second, third and fourth quarters of 2003 respectively increased both operating revenues and operating expenses by $42, $32, $31 and $31. Operating income for all periods was not affected.

Income Taxes – Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. We provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include municipal securities, money market funds and variable-rate securities (auction rate and/or preferred securities issued by domestic or foreign corporations, municipalities or closed-end management investment companies). At March 31, 2004, we held $298 in cash, $238 in municipal securities, $4,275 in money market funds, $2,199 in variable-rate securities and $71 in other cash equivalents.

Investment Securities – Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities and other auction-type securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income.

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

We recognize revenues and expenses related to publishing directories on the amortization method which recognizes revenues and expenses ratably over the life of the directory, which is typically 12 months.

Allowance for Uncollectibles – Our bad debt allowance is estimated primarily based on analysis of history and future expectations of our retail and our wholesale customers in each of our operating companies. For retail customers, our estimates are based on our actual historical write-offs, net of recoveries, and the aging of accounts receivable balances. Our assumptions are reviewed at least quarterly and adjustments are made to our bad debt allowance as appropriate. For our wholesale customers, our estimates are based on our aging of accounts receivable balances. Our risk categories, risk percentages and reserve balance assumptions are reviewed monthly and the bad debt allowance is adjusted accordingly.

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment.

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

Therefore, in connection with the adoption of FAS 143 on January 1, 2003, we reversed all existing accrued costs of removal for those plant accounts where our estimated costs of removal exceeded the estimated salvage value. The noncash gain resulting from this reversal was $3,677, net of deferred taxes of $2,249, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2004 and 2003 include net income and adjustments to shareowners’ equity for the foreign currency translation adjustment and net unrealized gain on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2004 and 2003.

Following is our comprehensive income:

Three months ended March 31,
2004	2003
Net income	$1,948	$4,996
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(12)	105
Unrealized gains on available-for-sale securities	77	248
Other comprehensive income	65	353
Total comprehensive income	$2,013	$5,349

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three months ended March 31, 2004 and 2003 is shown in the table below.

Three months ended March 31,
2004	2003
Numerators
Numerator for basic earnings per share: Income before extraordinary item and cumulative effect of accounting changes	$1,948	$2,455
Dilutive potential common shares: Other stock-based compensation	1	2
Numerator for diluted earnings per share	$1,949	$2,457

Denominators (000,000)
Denominator for basic earnings per share: Weighted average number of common shares outstanding	3,308	3,320
Dilutive potential common shares: Stock options	2	2
Other stock-based compensation	13	11
Denominator for diluted earnings per share	3,323	3,333

Basic earnings per share:
Income before cumulative effect of accounting changes	$0.59	$0.74
Cumulative effect of accounting changes	-	0.76
Net income	$0.59	$1.50

Diluted earnings per share:
Income before cumulative effect of accounting changes	$0.59	$0.74
Cumulative effect of accounting changes	-	0.76
Net income	$0.59	$1.50

At March 31, 2004, we had issued options to purchase approximately 229 million shares of SBC common stock. Of this total amount of options outstanding, the exercise prices of options to purchase 192 million shares exceeded the average market price of SBC stock during the first quarter. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. Of the remaining 37 million options, 23 million will expire by the end of 2007. At March 31, 2003, we had issued options to purchase approximately 240 million SBC shares, of which 212 million were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the first quarter.

NOTE 4. SEGMENT INFORMATION

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

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services and satellite television services through our agreement with EchoStar Communications Corp.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates. For segment reporting, we report this equity in net income of affiliates in our other segment.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months.

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations as well as the Cingular equity income, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) — net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($5,257 in 2004 and $4,832 in 2003).

At March 31, 2004 or for the three months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,032	$3,942	$1,031	$5	$60	$-	$(3,942)	$10,128
Intersegment revenues	8	-	23	-	-	(31)	-	-
Total segment operating revenues	9,040	3,942	1,054	5	60	(31)	(3,942)	10,128
Operations and support expenses	6,193	2,831	483	12	(22)	(31)	(2,831)	6,635
Depreciation and amortization expenses	1,898	552	3	-	22	-	(552)	1,923
Total segment operating expenses	8,091	3,383	486	12	-	(31)	(3,383)	8,558
Segment operating income	949	559	568	(7)	60	-	(559)	1,570
Interest expense	-	198	-	-	-	231	(198)	231
Interest income	-	3	-	-	-	116	(3)	116
Equity in net income (loss) of affiliates	-	(105)	-	452	140	-	105	592
Other income (expense) - net	-	(26)	-	-	-	861	26	861
Segment income before income taxes	949	233	568	445	200	746	(233)	2,908

Segment assets	67,557	25,127	1,346	7,623	62,441	(38,548)	(25,127)	100,419
Investment in equity method investees	-	2,276	20	5,817	5,441	-	(2,276)	11,278
Expenditures for additions to long-lived assets	919	334	-	-	17	-	(334)	936

At March 31, 2003 or for the three months ended
Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,265	$3,638	$1,039	$6	$65	$-	$(3,638)	$10,375
Intersegment revenues	8	-	23	-	2	(33)	-	-
Total segment operating revenues	9,273	3,638	1,062	6	67	(33)	(3,638)	10,375
Operations and support expenses	5,945	2,434	473	21	74	(32)	(2,434)	6,481
Depreciation and amortization expenses	1,969	488	7	-	20	-	(488)	1,996
Total segment operating expenses	7,914	2,922	480	21	94	(32)	(2,922)	8,477
Segment operating income	1,359	716	582	(15)	(27)	(1)	(716)	1,898
Interest expense	-	225	-	-	-	317	(225)	317
Interest income	-	3	-	-	-	136	(3)	136
Equity in net income (loss) of affiliates	-	(72)	-	112	253	-	72	365
Other income (expense) - net	-	(1)	-	-	-	1,581	1	1,581
Segment income before income taxes	1,359	421	582	97	226	1,399	(421)	3,663

Segment assets	71,038	24,252	1,353	8,075	60,462	(40,138)	(24,252)	100,790
Investment in equity method investees	-	1,911	24	5,898	5,020	-	(1,911)	10,942
Expenditures for additions to long-lived assets	886	327	-	-	11	-	(327)	897

NOTE 5. RELATED PARTY TRANSACTIONS

We made advances to Cingular that totaled $5,885 at March 31, 2004 and December 31, 2003 and mature in June 2008. Interest income earned on these advances was $88 in the first quarter of 2004 at an interest rate of 6.0% and $109 in the first quarter of 2003 at an interest rate of 7.5%. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $138 in the first quarter of 2004 and $102 in the first quarter of 2003. Also, under a marketing agreement with Cingular relating to Cingular customers added through SBC sales sources, we received commission revenue of $11 in the first quarter of 2004 and $7 in the first quarter of 2003. The offsetting expense amounts are recorded by Cingular, of which 60% flows back to us through Equity in Net Income of Affiliates.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. Our objective in funding the pension plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the pension plans’ obligations to provide benefits to employees upon their retirement. In April 2004, a law was enacted that provides for a temporary replacement of the 30-year treasury rate in measuring pension liabilities. The new law allows for plan sponsors to use a rate based on corporate bond yields (which is traditionally higher than the 30-year treasury rate) in measuring pension liabilities in 2004 and 2005. Using a higher rate will lower the pension liability, thus lowering the funding requirements for plan sponsors. In 2004 and 2005, we are not required to make contributions to meet minimum funding requirements.

We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. We maintain Voluntary Employee Beneficiary Associations (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. In accordance with a February 2004 California Public Utility Commission decision, we funded approximately $232 to a VEBA trust.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In the following table, gains are denoted with parenthesis and losses are not.

Three months ended March 31,
	2004	2003

Pension cost:
Service cost - benefits earned during the period	$207	$183
Interest cost on projected benefit obligation	412	417
Expected return on assets	(674)	(609)
Amortization of prior service cost and transition asset	47	24
Recognized actuarial loss	12	15

Net pension cost	$4	$30

Postretirement benefit cost:
Service cost - benefits earned during the period	$91	$95
Interest cost on accumulated postretirement
benefit obligation	360	404
Expected return on assets	(193)	(123)
Amortization of prior service cost (benefit)	(145)	(27)
Recognized actuarial (gain) loss	144	105

Postretirement benefit cost	$257	$454

Combined net pension and postretirement cost	$261	$484

Our combined net pension and postretirement cost decreased $223 in the first quarter of 2004. This cost decrease primarily resulted from changes affecting nonmanagement retirees and our accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act).

In early 2004, nonmanagement retirees were notified of medical coverage changes that will become effective on January 1, 2005. These changes include adjustments to co-pays and deductibles for prescription drugs and a choice of medical plan coverage between the existing plans, including monthly contribution provisions, or a plan with higher co-pays and deductibles but no required monthly contribution from the retiree during 2005. This change reduced our first quarter 2004 postemployment cost approximately $148.

In late April 2004, we tentatively agreed to modify some of these changes outlined in those notifications. As modified there would be increased co-pays on certain medical plan and prescription drug benefits but no anticipated additional premium contributions through 2009. These modifications would increase our quarterly postretirement expense from the first quarter 2004 amounts referenced above by approximately $50. However, this tentative agreement is contingent upon reaching a final agreement on all other issues of bargaining with the CWA.

On April 1 and April 3, 2004, the four largest collective bargaining agreements between the Communications Workers of America (CWA) and our subsidiaries expired. Negotiations have continued beyond the contract expiration dates. However, the CWA has issued a notice that they could stage a work stoppage as early as May 8, 2004. At this time, we are unable to determine what, if any, changes to benefits and the resulting effect on our financial statements may come from these negotiations.

In January 2004, the FASB issued preliminary guidance on how employers should account for provisions of the Medicare Act (FSP-FAS 106-1). The Medicare Act allows employers who sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

FSP FAS 106-1 permits us to recognize immediately this subsidy on our financial statements. Accordingly, our accumulated postretirement benefit obligation, at our December 31, 2003 measurement date, decreased by $1,629. We accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability. We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $250 to $350 in future years. In the first quarter of 2004, our accounting for the Medicare Act decreased our postretirement cost approximately $75. Our accounting assumes that our plan will continue to provide drug benefits at least equivalent to Medicare Part D, that our plan will continue to be the primary plan for our retirees and that we will receive the subsidy. We do not expect that the Medicare Act will have a significant effect on our retirees’ participation in our postretirement benefit plan. In March 2004, the FASB began its process for issuing final guidance by publishing a Proposed FASB Staff Position on the accounting for this federal subsidy in which it suggests that the Medicare Act should be accounted for as an actuarial gain or loss. If we were to account for this federal subsidy as an actuarial gain or loss, instead of a plan amendment, our first quarter 2004 benefit would have been reduced by approximately $12.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost from 6.75% to 6.25%, in response to a decline in corporate bond interest rates, which increased this expense approximately $35, and (2) higher than expected medical and prescription drug claims, which increased this expense approximately $39.

While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under GAAP we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,000 and $1,400 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

NOTE 7. CINGULAR ACQUISITION OF AT&T WIRELESS

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless. Under the terms of the agreement, shareholders of AT&T Wireless will receive cash of $15.00 per common share, or approximately $41,000. The acquisition is subject to approval by AT&T Wireless shareholders and federal regulators. Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price. Equity ownership and management control of Cingular will remain unchanged after the acquisition. In April 2004, we entered into interest-rate forward contracts in the amount of $5,250 to hedge interest expense related to financing for this acquisition

We have made all required regulatory filings necessary to be made at this time, including our anti-trust filing with the Federal Trade Commission and the Department of Justice and our regulatory filing with the Federal Communications Commission. We expect to be able to close this transaction this year. AT&T Wireless has scheduled a shareholders meeting for May 19, 2004, to approve the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In our tables throughout this section, percentage increases and decreases that exceed 100% are not considered meaningful and are denoted with a dash.

Consolidated Results Our financial results in the first quarter of 2004 and 2003 are summarized as follows:

First Quarter
2004	2003	Percent Change
Operating revenues	$10,128	$10,375	(2.4)%
Operating expenses	8,558	8,477	1.0
Operating income	1,570	1,898	(17.3)
Income before income taxes	2,908	3,663	(20.6)
Income before cumulative effect of accounting changes	1,948	2,455	(20.7)
Cumulative effect of accounting changes, net of tax [1]	-	2,541	-
Net income	1,948	4,996	(61.0)
[1]	The first three months of 2003 includes cumulative effect of accounting changes of $2,541: a $3,677 benefit related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143); and a $1,136 charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method.

Overview Our operating income declined $328, or 17.3%, in the first quarter of 2004 primarily due to the loss of revenues from declining retail access lines. The decline in retail access lines has been primarily attributable to customers moving from our retail lines to competitors using our wholesale lines provided under the Unbundled Network Element-Platform (UNE-P) rules. UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. Competitors can then take advantage of these below-cost rates to offer services at lower prices. See our “Competitive and Regulatory Environment” section for further discussion of UNE-P.

Additional factors contributing to the declines in retail access lines and revenues were the uncertain U.S. economy and increased competition, including customers using wireless technology and cable instead of phone lines for voice and data. Customers have also disconnected their additional lines when purchasing broadband services such as digital subscriber line (DSL). Although retail access line losses have continued, the trend has slowed recently, reflecting our ability to now offer retail interLATA (traditional) long-distance service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (“bundles”).

Operating revenues Our operating revenues decreased $247, or 2.4%, in the first quarter of 2004 primarily due to lower voice revenues resulting from the loss of retail access lines to UNE-P wholesale lines, as well as the uncertain U.S. economy and increased competition. The decline of $519 in our voice revenues was partially offset by increases of $171 and $168 in our long-distance and data revenues respectively. (See our “Wireline Segment Results” section.)

Operating expenses Our operating expenses increased $81, or 1.0%, in the first quarter of 2004. The increase was largely due to an increase in cost of sales expenses, primarily in our wireline segment. These increases were mostly driven by costs associated with: (1) traffic compensation (fees paid for access to another carrier’s network), primarily due to higher traffic generated by growth in our long-distance business and (2) increased equipment sales and related network integration services. These expenses are discussed in greater detail in our “Wireline Segment Results” section. The increases were partially offset by a decrease of $223 in our combined net pension and postretirement cost (see further discussion below).

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost decreased $223 in the first quarter of 2004. This cost decrease primarily resulted from changes affecting nonmanagement retirees and our accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act).

In early 2004, nonmanagement retirees were notified of medical coverage changes that will become effective on January 1, 2005. These changes include adjustments to co-pays and deductibles for prescription drugs and a choice of medical plan coverage between the existing plans, including monthly contribution provisions, or a plan with higher co-pays and deductibles but no required monthly contribution from the retiree during 2005. This change reduced our first quarter 2004 postemployment cost approximately $148.

In late April 2004, we tentatively agreed to modify some of these changes outlined in those notifications. As modified there would be increased co-pays on certain medical plan and prescription drug benefits but no anticipated additional premium contributions through 2009. These modifications would increase our quarterly postretirement expense from the first quarter 2004 amounts referenced above by approximately $50. However, this tentative agreement is contingent upon reaching a final agreement on all other issues of bargaining with the CWA.

On April 1 and April 3, 2004, the four largest collective bargaining agreements, covering approximately 95,000 employees, between the Communications Workers of America (CWA) and our subsidiaries expired. Negotiations have continued beyond the contract expiration dates. However, the CWA has issued a notice that they could stage a work stoppage as early as May 8, 2004. At this time, we are unable to determine what, if any, changes to benefits and the resulting effect on our financial statements may come from these negotiations.

In January 2004, the Financial Accounting Standards Board (FASB) issued preliminary guidance on how employers should account for provisions of the Medicare Act (FSP-FAS 106-1). The Medicare Act allows employers who sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

FSP FAS 106-1 permits us to recognize immediately this subsidy on our financial statements. Accordingly, our accumulated postretirement benefit obligation, at our December 31, 2003 measurement date, decreased by $1,629. We accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability. We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $250 to $350 in future years. In the first quarter of 2004, our accounting for the Medicare Act as a plan amendment decreased our first quarter 2004 postretirement cost approximately $75. Our accounting assumes that our plan will continue to provide drug benefits at least equivalent to Medicare Part D, that our plan will continue to be the primary plan for our retirees and that we will receive the subsidy. We do not expect that the Medicare Act will have a significant effect on our retirees’ participation in our postretirement benefit plan. In March 2004, the FASB began its process for issuing final guidance by publishing a Proposed FASB Staff Position on the accounting for this federal subsidy in which it suggests that the Medicare Act should be accounted for as an actuarial gain or loss. If we were to account for this federal subsidy as an actuarial gain or loss, instead of a plan amendment, our first quarter 2004 postretirement cost would have been reduced by approximately $12.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost from 6.75% to 6.25%, in response to lower corporate bond interest rates, which increased this cost approximately $35, and (2) higher than expected medical and prescription drug claims, which increased expense approximately $39.

While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in plan assets, which under accounting principles generally accepted in the United States (GAAP) we will recognize over the next several years. As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,000 and $1,400 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Interest expense decreased $86, or 27.1%, in the first quarter of 2004. The decrease was primarily due to lower debt levels in the first quarter of 2004 resulting from our early redemptions of debt in 2003 and a higher volume of interest rate swap transactions, which essentially swapped higher fixed-rate debt to lower variable rates.

Interest income decreased $20, or 14.7%, in the first quarter of 2004. The decrease was primarily a result of the July 2003 renegotiation of the terms of our advances to Cingular Wireless (Cingular), which decreased the interest rate charged Cingular. (See Note 5.)

Equity in net income of affiliates increased $227, or 62.2%, in the first quarter of 2004 primarily due to higher income of approximately $340 from our international holdings, primarily related to TDC A/S’s (TDC) gain on the sale of its interest in Belgacom S.A. (Belgacom). Results from our international holdings are discussed in detail in “International Segment Results”.

This increase was partially offset by a decline in results from Cingular. Our proportionate share of Cingular’s results decreased approximately $115 in the first quarter of 2004. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our equity in net income of affiliates line item in our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section.

Other income (expense) — net We had other income of $861 in the first quarter of 2004 and $1,581 in the first quarter of 2003. Results for the first quarter of 2004 primarily consisted of a gain on the sale of our investment in Belgacom of approximately $832 and a gain of $57 on the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil). These gains were partially offset by a loss on a pending sale of approximately $21. Results for the first quarter of 2003 primarily consisted of a gain of approximately $1,574 on the sale of our interest in Cegetel S.A. (Cegetel).

Income taxes decreased $248, or 20.5%, in the first quarter of 2004. The decrease was due to lower income before income taxes in 2004, which was primarily the result of the gain in 2003 on the sale of our interest in Cegetel. Our effective tax rate for both the first quarter of 2004 and 2003 was 33.0%.

Cumulative Effect of Accounting Changes Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” to the “amortization” method (see Note 1). Our directory accounting change resulted in a noncash charge of $1,136, net of income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

On January 1, 2003, we adopted FAS 143, which changed the way we depreciate certain types of our property, plant and equipment (see Note 1). The noncash gain resulting from adoption was $3,677, net of deferred taxes of $2,249, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003.

Selected Financial And Operating Data

At March 31, or for the three months then ended:	2004	2003
Debt ratio [1]	31.3%	35.0%
Network access lines in service (000)	54,256	56,678
Wholesale lines (000)	7,238	6,424
Long-distance lines in service (000)	16,984	7,554
DSL lines in service (000)	3,962	2,470
Number of SBC employees	168,330	173,940
Cingular Wireless customers [2] (000)	24,618	22,114

[1]	See our “Liquidity and Capital Resources” section for discussion.

[2]	Amounts represent 100% of the cellular/PCS customers of Cingular.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. As required by GAAP, our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) – net, and tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

We expect our primary wireline products and wireless services to remain the most significant portion of our business. Over the next few years we expect an increasing percentage of our segment revenues to come from data, long-distance and wireless service.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services and satellite television services through our agreement with EchoStar Communications Corp. In discussing regional trends in this segment, the “Midwest” refers to Illinois, Indiana, Michigan, Ohio and Wisconsin; the “Southwest” refers to Arkansas, Kansas, Missouri, Oklahoma and Texas; the “West” refers to California and Nevada; and the “East” refers to Connecticut (all combined, “13-state area”).

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months.

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

Wireline Segment Results
First Quarter
2004	2003	Percent Change

Segment operating revenues
Voice	$5,213	$5,739	(9	.2)%
Data	2,647	2,479	6.8
Long-distance voice	749	578	29.6
Other	431	477	(9.6)

Total Segment Operating Revenues	9,040	9,273	(2.5)

Segment operating expenses
Cost of sales	4,010	3,879	3.4
Selling, general and administrative	2,183	2,066	5.7
Depreciation and amortization	1,898	1,969	(3.6)

Total Segment Operating Expenses	8,091	7,914	2.2

Segment Income	$949	$1,359	(30	.2)%

Our wireline segment operating income margin was 10.5% in the first quarter of 2004, compared to 14.7% in the first quarter in 2003. The decline in our wireline segment operating income margin was due primarily to the continued loss of revenues from a net decline in retail access lines (as shown in the following table) from 2003 to 2004 of 3,196,000, or 6.4%. This decline was primarily caused by our providing below-cost UNE-P lines to competitors. (The UNE-P rules and their impact are discussed in “Competitive and Regulatory Environment”.) Additional factors contributing to the margin decrease were loss of revenues from the uncertain U.S. economy, increased competition, the cost of our growth initiatives in long-distance and DSL, and an increase in customers disconnecting additional lines and using wireless technology and cable instead of phone lines for voice and data.

Following is a summary of our access lines at March 31, 2004 and 2003:

Access Lines
First Quarter
(in 000s)	2004	2003	Increase (Decrease)

Retail-Conumer
Primary	23,860	25,129	(1,269)
Additional	4,677	5,482	(805)

Retail consumer Sub-total	28,537	30,611	(2,074)

Retail - Business	18,022	19,144	(1,122)

Retail Sub-total	46,559	49,755	(3,196)

Percent of total switched access lines	85.8%	87.8%

UNE-P	6,821	5,729	1,092
Resale	417	695	(278)

Wholesale Sub-total	7,238	6,424	814

Percent of total switched access lines	13.3%	11.3%

Payphone (retail and wholesale)	459	499	(40)

Percent of total switched access lines	0.9%	0.9%

Total Switched Access Lines	54,256	56,678	(2,422)

DSL Lines in Service	3,962	2,470	1,492

Total switched access lines in service at March 31, 2004 declined 2,422,000 from March 31, 2003 levels. During this same period, wholesale lines increased by 814,000. The decline in total access lines reflects the continuing reluctance of U.S. businesses to increase their workforces, the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, and continued growth in alternative communication technologies such as wireless, cable and other internet-based systems. As our ratio of wholesale lines to total access lines continues to grow, additional pressure will be applied to our wireline segment’s operating margin, since the wholesale revenue we receive is limited by various state UNE-P rates, which are generally below our cost to maintain the lines. However, our cost to service and maintain wholesale lines is essentially the same as for retail lines.

While retail access lines have continued to decline, the trend has slowed recently in our West and Southwest regions reflecting our ability to now offer retail interLATA (traditional long-distance) service in those regions and the introduction of bundled offerings in those regions (see “Long-distance voice” below). Retail access lines for the Midwest region have decreased 8.9% since March 31, 2003, compared with declines of 4.6% in the Southwest region and 5.5% in the West region, for the same period. As a result of our launch of interLATA long-distance service in the Midwest region in September and October 2003, access-line losses in this region have begun to moderate somewhat (as retail access lines in the Midwest region declined by 1.2% during the first quarter of 2004 and 1.7% in the previous quarter) similar to our experience in our other regions. However, the expected favorable impact from offering interLATA long-distance service in the Midwest may be somewhat mitigated by the UNE-P rates in effect in those states, which are generally lower than in our other states. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $526, or 9.2%, in the first quarter of 2004 primarily due to the loss of retail access lines caused by providing below-cost UNE-P (see the table above). The uncertain U.S. economy and increased competition, including customers using wireless technology and cable instead of phone lines for voice and data, also contributed to the decline in revenues. The access-line declines decreased revenues approximately $271. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $145. A decline in demand for calling features (e.g., Caller ID and voice mail) due in part to the access-line declines and an uncertain economy decreased revenues approximately $64.

Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $30 in the first quarter of 2004, as more customers chose broader long-distance and other bundled offerings. Reduced demand for inside wire service agreements decreased revenues approximately $28. Continued declines in demand for voice equipment located on customer premises and payphone services decreased revenues approximately $21 and $18, respectively. Partially offsetting these revenue declines, demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $41. Settlements and billing adjustments with our wholesale customers also increased revenues approximately $34.

Data revenues increased $168, or 6.8%, in the first quarter of 2004. The increase was primarily due to continued growth in DSL, our broadband internet-access service, which increased data revenues approximately $125. The number of DSL lines in service grew to approximately 3,962,000 as compared to 2,470,000 during the same period of 2003. Additionally, revenues from data equipment sales and network integration services increased approximately $92.

Partially offsetting these increases, a decline in demand for our high-capacity transport services decreased revenue approximately $24. Our high-capacity transport services, which include DS1s and DS3s, (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multi-site businesses), represented about 62% of our total data revenues in the first quarter of 2004 and 68% in the first quarter of 2003. The impact of the continued implementation of the 2000 federal Coalition for Affordable Local and Long Distance Services (CALLS) order also decreased revenue approximately $29.

Long-distance voice revenues increased $171, or 29.6%, in the first quarter of 2004. The first-quarter increase was primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (referred to as bundling) with significantly improved results in our Midwest region, where we launched long-distance service in late September and October 2003. In addition, sales of our bundling offers steadily increased in our West and Southwest regions as well. Retail interLATA long-distance (traditional long-distance) revenues increased approximately $207 reflecting our recent ability to offer nationwide long-distance services. In addition to our previous entries into the Arkansas, Kansas, Missouri, Oklahoma and Texas and Connecticut long-distance markets, we entered the long-distance markets in California in late December 2002; Nevada in April 2003; Michigan in late September 2003 and, most recently, Illinois, Indiana, Ohio and Wisconsin in late October 2003. Also contributing to the increase was continued growth in our international calling bundles and our business long-distance service. Our retail international long-distance revenue increased approximately $52 due to higher call volumes that originate or terminate internationally.

Partially offsetting these increases was a decline of approximately $107 in retail intraLATA long-distance (local toll) revenues. The decrease in intraLATA revenues is due to access line losses, a decline in minutes of use and price decreases caused by increased competition and our fixed-fee bundling packages. IntraLATA revenues declined approximately $18 due to access line losses and market-driven price reductions decreased intraLATA revenues $23. The remainder of the intraLATA revenue decline was primarily due to decreases in billed intraLATA minutes of use. The decline in usage mainly related to the increased sales of our fixed-fee bundles, which do not separately bill minutes of use. If the growth rate in these fixed-fee bundles were to decline as our interLATA long-distance markets continue to mature, we would expect these declining intraLATA revenue trends to also diminish.

Other operating revenues decreased $46, or 9.6%, in the first quarter of 2004. Revenue from directory and operator assistance and other miscellaneous products and services decreased approximately $26. Various one-time billing adjustments also decreased revenues approximately $39. Partially offsetting these decreases, price increases, primarily in directory assistance, increased revenues approximately $13.

Cost of sales expenses increased $131, or 3.4%, in the first quarter of 2004. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Traffic compensation expense (for access to another carrier’s network) increased by $128 due to the higher number of calls (traffic) generated from our long-distance service now available nation-wide, partially offset by lower rates we paid on local traffic terminating to competitive local exchange carriers (CLEC) and wireless customers. Costs associated with equipment sales and related network integration services increased approximately $105. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $86. Expenses also increased approximately $37 related to software development costs.

Partially offsetting the increases, our combined net pension and postretirement cost (which includes certain employee-related benefits) decreased approximately $132 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act (see Note 6). Lower employee levels decreased expenses, primarily salary and wages, approximately $54. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $42.

Selling, general and administrative expenses increased $117, or 5.7%, in the first quarter of 2004. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $51. Other employee-related expenses increased approximately $24 primarily related to staffing increases in our calling centers after we began offering long-distance service in the Midwest. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs also increased approximately $73. Advertising expense increased approximately $41 primarily driven by our launch of long-distance service in new markets and bundling initiatives. In 2004, we expect advertising to remain flat from 2003 levels even as we promote the launch of interLATA long-distance service in our Midwest region, which began in late 2003.

Partially offsetting the increases, our combined net pension and postretirement cost (which includes certain employee-related benefits) decreased approximately $45 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act (see Note 6). Our provision for uncollectible accounts also decreased approximately $31 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers.

Depreciation and amortization expenses decreased $71, or 3.6%, in the first quarter of 2004 due primarily to lower capital expenditures over the last two years.

Cingular Segment Results
First Quarter
2004	2003	Percent Change

Segment operating revenues
Service revenues	$3,558	$3,394		4.8%
Equipment revenues	384	244		57.4

Total Segment Operating Revenues	3,942	3,638		8.4

Segment operating expenses
Cost of services and equipment sales	1,459	1,217		19.9
Selling, general and administrative	1,372	1,217		12.7
Depreciation and amortization	552	488		13.1

Total Segment Operating Expenses	3,383	2,922		15.8

Segment Operating Income	559	716		(21.9)

Interest Expense	198	225		(12.0)

Equity in net income (loss) of affiliates, net	(105)	(72)		(45.8)

Other, net	(23)	2		-

Segment Income	$233	$421	(44	.7)%

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our consolidated results include Cingular’s results in the “Equity in Net Income of Affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis. Accordingly, in the segment table above, we present 100% of Cingular’s revenues and expenses under “Segment operating revenues” and “Segment operating expenses”. Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income, but does not affect our consolidated net income.

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless Services Inc. (AT&T Wireless) for $15.00 per common share, or approximately $41,000. The acquisition is subject to approval by AT&T Wireless shareholders and federal regulators. Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price. Equity ownership and management control of Cingular will not be affected by the acquisition. See “Other Business Matters” for more details.

In April 2004, Cingular completed the purchase of licenses for wireless spectrum issued by the Federal Communications Commission (FCC) in 34 markets for $1,400 from NextWave Telecom, Inc. (NextWave).

Effective November 2003, FCC rules allow customers to keep their wireless number when switching to another company (generally referred to as “number portability”). To date, these rules have had a minor impact on Cingular’s customer turnover (“churn”) rate. Cingular’s first quarter 2004 churn rate of 2.7% improved 10 basis points over the fourth quarter of 2003 of 2.8% and increased slightly from the first quarter of 2003 rate of 2.6%. Cingular has incurred costs directed toward implementing these rules and minimizing customer churn and expects these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to continue during 2004. To the extent wireless industry churn remains higher than in the past, Cingular expects those costs to continue to moderately increase.

Cingular’s segment operating income margin was 14.2% in the first quarter of 2004, compared to 19.7% in the first quarter of 2003. The decrease in our Cingular segment operating income margin was largely caused by higher expenses. Operating expenses increased primarily due to acquisition costs related to higher customer additions. Network operating costs also increased due to ongoing growth in customer usage, incremental costs related to Cingular’s Global System for Mobile Communication (GSM) network upgrade and increased costs of equipment sales, primarily related to Cingular’s handset subsidies. Higher network operating costs also reflect Cingular’s redundant expenses related to concurrently operating its Time Division Multiple Access (TDMA) and GSM networks. Approximately 66% of Cingular’s total minutes are now carried on its GSM network. In addition, the continued decline in Cingular’s operating margin also reflects continued customer shifts to all inclusive rate plans that include roaming, long-distance and “rollover” minutes, which allow customers to carry over unused minutes from month to month for up to one year.

Only partially offsetting these expense increases was revenue growth of 8.4% as compared to 2003. At March 31, 2004, Cingular had approximately 24,618,000 wireless customers, an 11.3% increase compared to 22,114,000 wireless customers at March 31, 2003 and an increase of 591,000 as compared to 24,027,000 wireless customers at December 31, 2003. Net customer additions in the first quarter of 2004 were significantly higher than the first quarter of 2003‘s net customer additions of 189,000. See further discussion of the details of our Cingular segment revenue and expense variances below.

In the fourth quarter of 2003, to be consistent with emerging industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for the universal service fund (USF) and certain other regulatory fees as “Service revenues” and the payments by Cingular of these fees into the regulatory funds as “Cost of services and equipment sales”. This amount totaled $48 in the first quarter of 2003. Operating income and net income for all periods were not affected.

Service revenues increased $164, or 4.8%, in the first quarter of 2004 primarily due to an 11% increase in Cingular’s average number of wireless customers and increased local minutes of use. In addition, regulatory fees increased approximately $72, which included $50 in billings to customers primarily related to USF fees. Data services also increased $32, primarily in short messaging services (generally referred to as text messaging); however, data services represent only 3.5% of Cingular’s total revenues. Partially offsetting the impact of increasing volumes was a decrease of approximately $27 in roaming revenues from other wireless carriers for use of Cingular’s network, which is due to other carriers continuing to construct and/or better utilize their own networks.

Equipment revenues increased $140, or 57.4%, in the first quarter of 2004 driven by increased handset revenues primarily as a result of significantly higher customer additions and increases in existing customers upgrading their units. Upgrade unit sales reflect the GSM upgrade and Cingular’s efforts to increase the number of customers under contract.

Cost of services and equipment sales increased $242, or 19.9%, in the first quarter of 2004 primarily due to increased equipment costs and network costs, including increased USF and other regulatory fees. The higher equipment costs of $141 were driven primarily by the previously mentioned increase in handset unit sales. In addition, Cingular sold handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions. Network costs increased approximately $114 due to a 32.6% increase in minutes of use in the first quarter of 2004. Local network costs also increased due to system expansion and increased costs of redundant TDMA networks during the current GSM system upgrade. In addition, contributing to the higher network costs was increased USF and certain other regulatory fees of approximately $50, as previously discussed in service revenues.

Selling, general and administrative expenses increased $155, or 12.7%, in the first quarter of 2004 due to increased selling expenses of approximately $90 and increased general and administrative expenses of $65. Selling expenses increased due to increased sales, advertising and commissions expense primarily related to the 31.7% increase in wireless customer gross additions. Commissions expense increased by approximately $42 and sales expense increased $11, which was affected by an increased workforce. Advertising expense increased $35. Increased general and administrative expense was due to a higher number of employees and employee-related expenses related to customer retention and customer service improvement initiatives and increases in bad debt reserves. These increases were partially offset by decreased legal settlement and leasehold termination costs of approximately $41.

Depreciation and amortization expenses increased $64, or 13.1%, in the first quarter of 2004 primarily related to on-going capital spending for network upgrades, including the GSM overlay.

Directory Segment Results
First Quarter
2004	2003	Percent Change

Total Segment Operating Revenues	$1,054	$1,062	(0	.8)%

Segment operating expenses
Cost of sales	239	216	10.6
Selling, general and administrative	244	257	(5.1)
Depreciation and amortization	3	7	(57.1)

Total Segment Operating Expenses	486	480	1.3

Segment Income	$568	$582	(2.4)%

Our directory segment income was $568 with a segment operating income margin of 53.9% in the first quarter of 2004, compared to $582 with a margin of 54.8% in the first quarter of 2003. The decrease in the segment operating income margin was the result of lower revenues and an increase in expense in the first quarter of 2004 compared to the first quarter of 2003. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues decreased $8, or 0.8%, in the first quarter of 2004. Revenues in 2004 decreased primarily as a result of decreased demand for local Yellow Pages advertising which was partially offset by increased internet advertising revenues. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $23, or 10.6%, in the first quarter of 2004. The increase is related to increased costs for distribution, publishing and commissions combined with increases in organizational costs such as information systems expense.

Selling, general and administrative expenses decreased $13, or 5.1%, in the first quarter of 2004. These expenses decreased primarily due to lower bad debt expense and employee-benefit related costs of approximately $26, which were partially offset by increases in advertising, sales agency and contracted services.

International Segment Results
First Quarter
2004	2003	Percent Change

Total Segment Operating Revenues	$5	$6	(16	.7)%

Total Segment Operating Expenses	12	21	(42.9)

Segment Operating Income	(7)	(15)	53.3

Equity in Net Income of Affiliates	452	112	-

Segment Income	$445	$97	-

Our international segment consists almost entirely of equity investments in international companies, the income from which we report as equity in net income of affiliates. Revenues from direct international operations are less than 1% of our consolidated revenues.

Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries. In discussing “Equity in Net Income of Affiliates”, all dollar amounts refer to the effect on our income. We first summarize in a table the individual results for our significant equity holdings then discuss our quarterly results.

Segment operating revenues decreased $1, or 16.7%, in the first quarter of 2004 primarily due to lower management fee revenues.

Segment operating expenses decreased $9, or 42.9%, in the first quarter of 2004 primarily due to a decrease in corporate-allocated charges.

Our equity in net income of affiliates by major investment at March 31, are listed below:

2004	2003
América Móvil	$39	$8
Belgacom	49	25
TDC	280	55
Telkom South Africa	34	12
Telmex	51	9
Other	(1)	3
International Equity in Net Income of Affiliates	$452	$112

Equity in net income of affiliates increased $340 in the first quarter of 2004. The increase was primarily due to a gain of approximately $251 from TDC, related to the sale of its interest in Belgacom. Equity in net income of affiliates also increased: (1) approximately $65 due to lower financing costs, primarily at Telmex, (2) $38 due to favorable operating results, primarily at América Móvil and TDC, (3) $24 due to favorable exchange rate impacts, and (4) $17 due to a deferred tax adjustment at Belgacom, resulting from a statutory rate decrease. These increases were partially offset by combined charges of approximately $51 for TDC’s restructuring charges and impairment of our goodwill associated with a TDC subsidiary.

For the first quarter of 2004, our direct and indirect (through TDC) equity income related to Belgacom’s results was $65. We will no longer record equity income related to Belgacom’s results.

Other Segment Results
First Quarter
2004	2003	Percent Change

Total Segment Operating Revenues	$60	$67	(10	.4)%

Total Segment Operating Expenses	-	94	-

Segment Operating Income	60	(27)	-

Equity in Net Income of Affiliates	140	253	(44.7)

Segment Income	$200	$226	(11	.5)%

Our other segment results in the first quarter of 2004 and 2003 primarily consist of corporate and other operations. Revenues decreased in the first quarter of 2004 primarily as a result of lower rent revenue. Expenses decreased as a result of employee-benefit related mark-to-market and other adjustments that had a favorable impact in the first quarter of 2004, combined with employee-related costs incurred in the first quarter of 2003 but allocated to our subsidiaries as corporate charges in the second quarter of 2003. Substantially all of the equity in net income of affiliates represents the equity income from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview The Telecommunications Act of 1996 (Telecom Act) was intended to promote competition and reduce regulation in U.S. telecommunications markets. Despite passage of the Telecom Act, the telecommunications industry, particularly incumbent local exchange carriers such as our wireline subsidiaries, continues to be subject to significant regulation. The expected evolution from an industry extensively regulated by multiple regulatory bodies to a market-driven industry monitored by state and federal agencies has not occurred as quickly or as thoroughly as anticipated.

Our wireline subsidiaries remain subject to extensive regulation by state regulatory commissions for intrastate services and by the FCC for interstate services. We continue to face a number of state regulatory challenges. For example, certain state commissions, including those in California, Illinois, Michigan and Wisconsin, have previously established wholesale rates that are well below the national average. These wholesale rates are the prices we are allowed to charge competitors, including AT&T and MCI for leasing parts of our network (unbundled network elements, or UNEs) in a combined form known as the UNE platform, or UNE-P. These mandated rates, which are below our cost, are contributing to continued declines in our access line revenues and profitability. As of March 31, 2004, we have lost approximately 6.8 million customer lines to competitors through UNE-P, 160,000 of which were lost during the first quarter of 2004, as compared to 770,000 lost in the first quarter of 2003.

However, as discussed further below, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) overturned significant portions of the FCC’s unbundling requirements, including those mandating the availability of the UNE-P. While the effective date of this decision has been delayed temporarily, unless overturned by the Supreme Court of the United States (Supreme Court), it will likely reduce or eliminate the availability of mandated below-cost UNE-P. The U.S. Solicitor General has not yet indicated whether the United States will ask the Supreme Court to review this decision.

Once this difficult and uncertain regulatory environment stabilizes, we expect that additional business opportunities, especially in the broadband area, will be created. At the same time, the continued uncertainty in the U.S. economy and increasing local competition from multiple wireline and wireless providers in various markets presents significant challenges for our business.

Set forth below is a summary of the most significant developments in our regulatory environment during the first three months of 2004. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Triennial Review Order In August 2003, the FCC released its Triennial Review Order (TRO) establishing new rules, which became effective October 2, 2003, concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make UNEs available. These rules were intended to replace the FCC’s previous UNE rules, which were vacated by the D.C. Circuit.

The TRO, rather than establishing a uniform national structure for UNEs as we believe was mandated by the D.C. Circuit, delegated key decisions on UNEs to the states, including rules for below-cost UNE-P. In addition, the TRO revised rules regarding combinations of unbundled local service (“loop”) and dedicated transport elements which could allow competitors to access our wireline subsidiaries’ high-capacity lines without paying access charges.

On the positive side, the TRO limited our obligation to provide competitors with unbundled access to new broadband investments. Moreover, the FCC is currently considering further changes or clarifications in its broadband unbundling rules that would further limit our unbundling obligations with respect to these types of facilities.

On March 2, 2004, the D.C. Circuit overturned significant portions of the FCC’s unbundling rules adopted in the TRO. Among other things, the D.C. Circuit vacated the rules requiring SBC and other incumbent local exchange carriers (ILECs) to provide unbundled mass-market switching (and therefore the UNE-P) and high-capacity transmission facilities. The D.C. Circuit also suspended the FCC’s rules requiring ILECs to make available enhanced extended links (EELs), which can be used as a substitute for special access services, and questioned whether any requirement that ILECs provide EELs in place of special access could be lawful. The D.C. Circuit upheld the FCC’s decision not to unbundle broadband investment, including its decision to phase out line-sharing (which allows competitors to offer high-speed internet access on traditional copper voice lines).

Since this decision struck down the FCC’s delegation of authority to the state regulators to decide whether switching and, hence the UNE-P, must be made available in specified markets, it is unclear how this decision will affect the availability of the UNE-P. The D.C. Circuit delayed the effective date of its order for at least 60 days to provide the FCC and other parties an opportunity to seek rehearing of the decision by the D.C. Circuit. Nevertheless, many state commissions have suspended their proceedings to implement the TRO in light of the D.C. Circuit’s decision.

On April 9, 2004, the FCC asked the D.C. Circuit to further delay the effective date of the court’s ruling by 45 days. In the meantime, the FCC encouraged all parties involved to negotiate commercial agreements regarding the availability of UNEs without regulatory intervention and further litigation. The FCC also encouraged the companies to use mediators to work out deals if necessary. On April 13, 2004, the D.C. Circuit issued an order delaying the effective date of its decision through June 15, 2004.

In April 2004, we agreed to provide Sage Telecom (Sage) with wholesale local phone services in our 13-state area for a period of seven years. Prices agreed to under this agreement are in lieu of mandated UNE-P rates. As of March 31, 2004, Sage is the third-largest CLEC in our 13-state area and serves approximately 500,000 customers. We expect that the specific contract with Sage will result in a slight incremental increase in revenue, versus the previously mandated UNE-P rates. We are currently discussing similar agreements with other CLECs.

Ruling on Access Charges On April 21, 2004, the FCC denied AT&T’s October 2002 request that access charges (which are paid to telephone companies providing local service, including our wireline subsidiaries) do not apply to long-distance service that AT&T transports for some distance using internet-based technology. The FCC ruled that long-distance calls that both originate and terminate on local phone company networks, such as those operated by our wireline subsidiaries, are subject to access charges, regardless of the technology used to transport those calls and that AT&T must pay access charges when providing its internet-based long-distance services. However, the FCC did not address the issue of whether AT&T would be required to pay our wireline subsidiaries (and other companies providing local service) the access charges it has avoided paying in the past. Instead, the FCC said that it expects this issue to be litigated in court. On April 22, 2004, we sued AT&T in the Federal District Court for the Eastern District of Missouri, seeking at least $141 in damages, including interest, and a permanent injunction prohibiting AT&T from continuing its access charge avoidance activities.

Number Portability In November 2003, the FCC adopted rules allowing customers to keep their wireline or wireless number when switching to another company (generally referred to as “number portability”). On April 13, 2004, the FCC allowed ILECs, including our wireline subsidiaries, to recover their carrier-specific costs of implementing number portability. We estimate our total costs to be $62.

California Audit On February 26, 2004, the California Public Utility Commission (CPUC) decided several major monetary issues in the 1997-1999 audit of our California wireline subsidiary. The CPUC determined that we were in compliance with regulatory accounting rules for pension and depreciation and that no refunds were owed by our subsidiary to customers. The CPUC determined that we should fund amounts for certain employee benefits into a Voluntary Employee Benefit Association (VEBA) trust, which resulted in our March 2004 contribution of approximately $232. In April 2004, other parties filed petitions for rehearing. However, the CPUC has yet to rule on those petitions.

Ohio Rate Increase In April 2004, the Public Utilities Commission of Ohio (PUCO) granted an interim increase, subject to a true-up and to appropriate contractual obligations, of some UNE rates our Ohio wireline subsidiary is allowed to charge local service competitors, such as AT&T and MCI, for leasing its local telephone network. The PUCO is expected to render a final decision in November 2004, at which time the interim rates will be adjusted retroactively. These UNE rates are based on urban, suburban and rural classifications. The rates were increased between 21% and 51%, but still remain below our cost of providing service. The PUCO also delayed a scheduled increase in a UNE rate that was to take effect on May 1, 2004.

California UNE-P In May 2004, the CPUC issued two alternative proposed orders that would increase some UNE rates that our California wireline subsidiary would be allowed to charge local service competitors, such as AT&T and MCI, for leasing its local telephone network. There is a comment period on these orders, which could be extended if any additional proposed orders are filed. As the proposed orders are currently written, some of our UNE rates would increase between three dollars and three dollars and fifty cents per line. The proposed orders also would allow us to retroactively charge these increased rates back to May 2002. Because we are not certain when the final order will be adopted, or if it will contain the same provisions as the proposed orders, we are unable to determine the impact on our financial statements at this time.

OTHER BUSINESS MATTERS

WorldCom Bankruptcy On April 20, 2004, MCI, formerly WorldCom Inc. (WorldCom), emerged from federal bankruptcy. As part of the settlement agreement we reached with WorldCom in July 2003, we received the escrowed portion of that settlement, $68, upon MCI’s emergence from bankruptcy. In addition to our receipt of this $68 and our existing reserve, the agreement also settled our approximately $320 in receivables related to pre-petition issues by offsetting amounts we owed but withheld from WorldCom, pending resolution of WorldCom’s bankruptcy proceeding. Settlement(s) of our other pending pre-bankruptcy claims of approximately $223 against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization.

Belgacom Agreement In March 2004, in connection with Belgacom’s initial public offering (IPO), we disposed of our entire investment in Belgacom. Both our investment and TDC’s investment in Belgacom were held through Belgacom’s minority shareholder, ADSB Telecommunications B.V. (ADSB).

In a series of transactions culminating with the IPO, we reported a combined direct and indirect net gain of approximately $1,000 ($700 after-tax) in our first-quarter 2004 financial results. Approximately $251 of this pre-tax gain was reported as equity income, reflecting our indirect ownership though TDC (which also disposed of its interest). We received approximately $2,000 in cash from the disposition of our direct interest. These results include amounts from the share buybacks discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and the exercise of the over-allotment option in the IPO.

Employee Bargaining Agreements Approximately 112,000 of our employees are represented by the CWA or the International Brotherhood of Electrical Workers (IBEW). The four largest collective bargaining agreements between the CWA and our subsidiaries, covering approximately 95,000 employees, expired April 1 and April 3, 2004. In an agreement announced on February 4, 2004, the CWA agreed to give us 30 days notice before taking any strike action if a settlement is not reached by contract expiration in early April 2004. In turn, we agreed to continue to provide health care benefits to employees in the event of a strike. Negotiations have continued beyond the contract expirations dates under the auspices of the Federal Mediation and Conciliation Service.

On April 7, 2004, the CWA issued a notice that they could stage a work stoppage in 30 days. The notice does not mean that the union will conduct a strike but only that it reserves the right to do so. We have initiated our contingency plans to maintain all essential service functions in the event of a work stoppage.

Cingular Acquisition of AT&T Wireless On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless. Under the terms of the agreement, shareholders of AT&T Wireless will receive cash of $15.00 per common share or approximately $41,000. The acquisition is subject to approval by AT&T Wireless shareholders and federal regulators. AT&T Wireless has scheduled a shareholders meeting for May 19, 2004, to approve the acquisition.

We have made all required regulatory filings necessary to be made at this time, including our anti-trust filings with the Federal Trade Commission and the Department of Justice and our filing with the FCC. We expect to close the transaction this year. Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price. Equity ownership and management control of Cingular will remain unchanged after the acquisition.

Change in Executive Officers On April 30, 2004, we announced the appointment of Randall Stephenson, Chief Financial Officer, as Chief Operating Officer, effective May 10, 2004. We also announced the appointment of Richard G. Lindner, Chief Financial Officer of Cingular, as our new Chief Financial Officer, effective May 10, 2004.

LIQUIDITY AND CAPITAL RESOURCES

We had $7,081 in cash and cash equivalents available at March 31, 2004. Cash and cash equivalents included cash of approximately $298, municipal securities of $238, variable-rate securities of $2,199, money market funds of $4,275 and other cash equivalents of $71.

In addition, at March 31, 2004, we had other short-term held-to-maturity securities of $378 and long-term held-to-maturity securities of $34.

During the first three months of 2004 our primary sources of funds were cash from operating activities of $2,044 and proceeds from the sale of our entire investment in Belgacom of approximately $2,000.

We currently have a credit agreement totaling $4,250 with a syndicate of banks set to expire on October 19, 2004. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of March 31, 2004.

Our consolidated commercial paper borrowings totaled $1,000 at March 31, 2004. All commercial paper borrowings are due within 90 days and issued by a wholly owned subsidiary, SBC International, Inc.

Our investing activities during the first three months of 2004 primarily related to the disposition of our investment in Belgacom for cash proceeds of approximately $2,000, and the disposition of a portion of our shares of Telmex and América Móvil for $178. We did not make any acquisitions during the first three months of 2004.

For the first three months of 2004, our investing activities also consisted of $936 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 3.7% for the first three months of 2004 as compared to the same period in 2003. We currently expect our capital spending for 2004 to be between $5,000 and $5,500, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, our broadband initiative (DSL) and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations, depending on interest rate levels and overall market conditions, and incremental borrowings. The international segment should be self-funding as it consists of substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, our capital spending plans described above reflect the uncertain U.S. economy, continued pressure from regulatory environments and our resulting lower revenue expectations. We discuss our Cingular segment below.

For the first three months of 2004 investing activities included the purchase of $79 and maturities of $130 of other held-to-maturity securities, which have maturities greater than 90 days.

In addition, in the first quarter of 2004 we received proceeds from repayment of a note receivable of $50 from Covad Communications Group, Inc.

Our financing activities were primarily comprised of cash paid for dividends. Cash paid for dividends for the first three months of 2004 was $1,034, or 15.3%, higher than for the first three months of 2003, due to two increases in the regular quarterly dividend approved by our Board of Directors in March and December 2003. In the first quarter of 2003, our Board of Directors approved a 4.6% increase in the regular quarterly dividend to $0.2825 per share and an additional quarterly dividend, above our regular quarterly dividend, of $0.05 per share. In December 2003, our Board of Directors approved an additional 10.6% increase in the regular quarterly dividend to $0.3125 per share. On March 26, 2004 our Board of Directors declared a first quarter 2004 dividend $0.3125 per share, which was paid on May 3, 2004. Our dividend policy considers both the expectations and requirements of shareowners, internal requirements of SBC and long-term growth opportunities and all dividends remain subject to approval by our Board of Directors.

In the first quarter of 2004, approximately $131 of our long-term debt matured, of which $127 related to debt maturities with interest rates ranging from 5.8% to 7.0% and $4 related to scheduled principal payments on other debt. Funds from operations and dispositions were used to repay these notes. We currently have approximately $718 of remaining long-term debt that is scheduled to mature in 2004. We expect to use funds from operations to repay these obligations.

At March 31, 2004, our debt ratio was 31.3% compared to our debt ratio of 35.0% at March 31, 2003. The decline was primarily due to lower debt levels.

We are currently considering a possible voluntary contribution of assets, which may include cash and/or other investments, to our pension and postretirement benefit plans which would exceed $2,000 in 2004.

Cingular
Cingular’s future capital expenditures are expected to be self-funded by Cingular since this segment is an equity investment and not a direct SBC operation. Cingular expects 2004 capital investments for completing network upgrades and funding other ongoing expenditures and equity investments to be in the $3,000 range, down slightly from 2003 spending. This decrease reflects expected savings in anticipation of completing Cingular’s acquisition of AT&T Wireless. In April 2004, Cingular completed the purchase of licenses for wireless spectrum issued by the FCC from NextWave for $1,400, which was financed with a combination of cash and commercial paper.

In February 2004, Cingular agreed to acquire AT&T Wireless for approximately $41,000 in cash. Cingular expects to fund the acquisition with contributions from us and BellSouth Corporation. Based on our 60% equity ownership, we expect to contribute approximately $25,000. We expect to pay this amount with proceeds from debt, as well as cash on hand, cash to be generated from operations and asset sales. In April 2004, we entered into interest-rate forward contracts in the amount of $5,250 to hedge interest expense related to financing for this acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In January 2004, we entered into $750 in variable interest rate swap contracts on our 6.25% fixed rate debt that matures in March 2011. At March 31, 2004, we had interest rate swaps with a notional value of $4,250 and a fair value of approximately $213.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of March 31, 2004.

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
  The final outcome of state regulatory proceedings in our 13-state area and re-openings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, our broadband initiative known as Project Pronto, performance measurement plans, service standards and traffic compensation.
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
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, network upgrades, technological advancements, industry consolidation including the pending acquisition of AT&T Wireless and availability and cost of capital.
  Cingular’s failure to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its pending acquisition of AT&T Wireless and our incremental costs, if any, in financing our portion of the merger’s purchase price.
  Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory and technology developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the first quarter of 2004, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During this period, an aggregate of 9,242 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $24.01 to $26.45, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

(a)	Exhibits
3-b	Bylaws amended April 30, 2004
10-bb	Concession Program for Directors
12	Computation of Ratios of Earnings to Fixed Charges
18	Letter re Change in Accounting Principles
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

(b)	Reports on Form 8-K

On January 27, 2004, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report, we disclosed our fourth–quarter 2003 earnings release.

On February 17, 2004, we filed a Form 8-K, reporting on Item 5. Other Events, and Item 7. Financial Statements and Exhibits. In the report, we disclosed Cingular’s agreement to acquire AT&T Wireless Services Inc.

On February 18, 2004, we filed a Form 8-K/A, reporting on Item 7. Financial Statements and Exhibits. In the report, we replaced, in its entirety, the Merger Agreement which we filed with the Current Report on Form 8-K on February 17, 2004.

On March 22, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed our decision to sell our investment in Belgacom SA/NV.

On April 21, 2004, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report, we disclosed our first–quarter 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.
May 6, 2004	/s/ Randall Stephenson Randall Stephenson Senior Executive Vice President and Chief Financial Officer