Form 10-Q
period 2004-06-30
SBC COMMUNICATIONS INC
filed 2004-08-05
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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
Yes X  No

At July 30, 2004, common shares outstanding were 3,313,643,143.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts (Unaudited)
Three months ended June 30,	Six months ended June 30,
	2004	2003	2004	2003

Operating Revenues
Voice	$ 5,225	$ 5,579	$ 10,457	$ 11,330
Data	2,727	2,491	5,374	4,970
Long-distance voice	815	612	1,564	1,190
Directory advertising	1,055	1,080	2,115	2,156
Other	492	474	932	965

Total operating revenues	10,314	10,236	20,442	20,611

Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	4,305	4,067	8,543	8,150
Selling, general and administrative	2,627	2,442	5,035	4,840
Depreciation and amortization	1,888	1,977	3,811	3,973

Total operating expenses	8,820	8,486	17,389	16,963

Operating Income	1,494	1,750	3,053	3,648

Other Income (Expense)
Interest expense	(236)	(376)	(467)	(693)
Interest income	120	143	236	279
Equity in net income of affiliates	369	471	961	836
Other income (expense) - net	(44)	84	817	1,665

Total other income (expense)	209	322	1,547	2,087

Income Before Income Taxes	1,703	2,072	4,600	5,735

Income taxes	535	684	1,495	1,892

Income Before Cumulative Effect
of Accounting Changes	1,168	1,388	3,105	3,843

Cumulative effect of accounting changes, net of tax	-	-	-	2,541

Net Income	$ 1,168	$ 1,388	$ 3,105	$ 6,384

Earnings Per Common Share:
Income Before Cumulative Effect
of Accounting Changes	$ 0.35	$ 0.42	$ 0.94	$ 1.16
Net Income	$ 0.35	$ 0.42	$ 0.94	$ 1.92

Earnings Per Common Share - Assuming Dilution:
Income Before Cumulative Effect
of Accounting Changes	$ 0.35	$ 0.42	$ 0.94	$ 1.15
Net Income	$ 0.35	$ 0.42	$ 0.94	$ 1.92

Weighted Average Number of Common
Shares Outstanding - Basic (in millions)	3,312	3,323	3,310	3,321
Dividends Declared Per Common Share	$ 0.3125	$ 0.3825	$ 0.625	$ 0.715

See Notes to Consolidated Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts

	June 30, 2004	December 31, 2003

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$ 11,586	$ 4,806
Accounts receivable - net of allowances for
uncollectibles of $974 and $914	5,564	6,178
Short-term investments	346	378
Prepaid expenses	783	760
Deferred income taxes	575	712
Other current assets	1,103	1,134

Total current assets	19,957	13,968

Property, plant and equipment - at cost	134,943	133,923
Less: accumulated depreciation and amortization	84,387	81,795

Property, Plant and Equipment - Net	50,556	52,128

Goodwill - Net	1,625	1,611
Investments in Equity Affiliates	2,074	6,947
Investments in and Advances to Cingular Wireless	11,351	11,003
Other Assets	14,859	14,509

Total Assets	$ 100,422	$ 100,166

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year	$ 2,460	$ 1,879
Accounts payable and accrued liabilities	9,386	10,870
Accrued taxes	907	478
Dividends payable	1,035	1,033

Total current liabilities	13,788	14,260

Long-Term Debt	15,162	16,060

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	15,681	15,079
Postemployment benefit obligation	12,663	12,692
Unamortized investment tax credits	205	220
Other noncurrent liabilities	3,643	3,607

Total deferred credits and other noncurrent liabilities	32,192	31,598

Shareowners' Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,941	13,010
Retained earnings	28,670	27,635
Treasury shares (at cost)	(4,390)	(4,698)
Additional minimum pension liability adjustment	(1,132)	(1,132)
Accumulated other comprehensive loss	(242)	-

Total shareowners' equity	39,280	38,248

Total Liabilities and Shareowners' Equity	$ 100,422	$ 100,166

See Notes to Consolidated Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents (Unaudited)

Six months ended June 30,
	2004	2003

Operating Activities
Net income	$ 3,105	$ 6,384
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,811	3,973
Undistributed earnings from investments in equity affiliates	(671)	(593)
Provision for uncollectible accounts	392	576
Amortization of investment tax credits	(15)	(19)
Deferred income tax expense	881	644
Gain on sales of investments	(849)	(1,647)
Cumulative effect of accounting changes, net of tax	-	(2,541)
Retirement benefit funding	(232)	(445)
Changes in operating assets and liabilities:
Accounts receivable	222	473
Other current assets	8	(213)
Accounts payable and accrued liabilities	(1,048)	1,106
Other - net	187	(891)

Total adjustments	2,686	423

Net Cash Provided by Operating Activities	5,791	6,807

Investing Activities
Construction and capital expenditures	(2,138)	(1,969)
Purchase of held-to-maturity securities	(135)	(285)
Maturities of held-to-maturity securities	237	-
Dispositions	5,179	2,620
Acquisitions	(9)	-
Proceeds from note repayment	50	-

Net Cash Provided by Investing Activities	3,184	366

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(35)	(78)
Repayment of other short-term borrowings	-	(1,070)
Repayment of long-term debt	(184)	(2,496)
Issuance of treasury shares	93	42
Dividends paid	(2,069)	(1,999)

Net Cash Used in Financing Activities	(2,195)	(5,601)

Net increase in cash and cash equivalents	6,780	1,572

Cash and cash equivalents beginning of year	4,806	3,567

Cash and Cash Equivalents End of Period	$ 11,586	$ 5,139

Cash paid during the six months ended June 30 for:
Interest	$ 536	$ 835
Income taxes, net of refunds	$ 144	$ 419
See Notes to Consolidated Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars and shares in millions, except per share amounts (Unaudited)

Six months ended June 30, 2004

	Shares	Amount

Common Stock
Balance at beginning of year	3,433	$ 3,433

Balance at end of period	3,433	$ 3,433

Capital in Excess of Par Value
Balance at beginning of year		$ 13,010
Issuance of shares		(136)
Stock option expense		42
Other		25

Balance at end of period		$ 12,941

Retained Earnings
Balance at beginning of year		$ 27,635
Net income ($0.94 per share)		3,105
Dividends to shareowners ($0.625 per share)		(2,070)

Balance at end of period		$ 28,670

Treasury Shares
Balance at beginning of year	(128)	$(4,698)
Issuance of shares	7	308

Balance at end of period	(121)	$(4,390)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(1,132)

Balance at end of period		$(1,132)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		-
Other comprehensive income (loss) (see Note 2)		$ (242)

Balance at end of period		$ (242)

See Notes to Consolidated Financial Statements

SBC COMMUNICATIONS INC.
June 30, 2004

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In December 2003, the FASB staff revised FIN 46 to clarify some of the provisions. The revision delayed the effective date for application of FIN 46 by large public companies, such as us, until periods ending after March 15, 2004 for all types of VIEs other than special-purpose entities, including our investment in Cingular. In accordance with the provisions of FIN 46, we performed a quantitative study and determined that Cingular does not qualify for consolidation by us under the provisions of FIN 46. Therefore, our accounting treatment of our investment in Cingular will remain unchanged. However, we will reevaluate whether Cingular qualifies for consolidation by us based on the outcome of its pending acquisition of AT&T Wireless Services Inc. (AT&T Wireless).

In May 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act), the FASB issued final guidance on how employers that provide postretirement health care benefits should account for the Medicare Act (referred to as FSP FAS 106-2). FSP FAS 106-2 requires us to account for the Medicare Act as an actuarial gain or loss. As allowed under the FASB’s preliminary guidance (referred to as FSP FAS 106-1) we accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the December 2003 date of enactment of the Medicare Act. Because our initial accounting for the effects of the Medicare Act differed from the final guidance issued, in accordance with FSP FAS 106-2, we have restated our first-quarter 2004 results to reflect the recognition as an actuarial gain or loss. While the gain realized from the Medicare Act is the same amount when recognized as an actuarial gain or loss instead of as a plan amendment, the gain is recognized over a longer period of time, which decreases the annual impact on our results. This restatement decreased our net income approximately $11 (with no tax effect), or less than $0.01 per diluted share. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004. (See Note 6)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.

Operating revenues and operating expenses for 2003 have been reclassified to conform with the current year presentation for certain universal service fund payments and gross receipts taxes. The amounts reclassified for the first, second, third and fourth quarters of 2003 increased both operating revenues and operating expenses by $42, $32, $31 and $31, respectively. Operating income for all periods was not affected.

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

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include municipal securities, money market funds and variable-rate securities (auction rate and/or preferred securities issued by domestic or foreign corporations, municipalities or closed-end management investment companies). At June 30, 2004, we held $243 in cash, $128 in municipal securities, $2,813 in variable-rate securities, $8,335 in money market funds and $67 in other cash equivalents.

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

Allowance for Uncollectibles – Our bad debt allowance is estimated primarily based on analysis of history and future expectations of our retail and our wholesale customers in each of our operating companies. For retail customers, our estimates are based on our actual historical write-offs, net of recoveries, and the aging of accounts receivable balances. Our assumptions are reviewed at least quarterly and adjustments are made to our bad debt allowance as appropriate. For our wholesale customers, we use a statistical model based on our aging of accounts receivable balances. Our risk categories, risk percentages and reserve balance assumptions built into the model are reviewed monthly and the bad debt allowance is adjusted accordingly.

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment. As of June 30, 2004, the carrying amount of our goodwill increased $14 as compared to December 31, 2003, which includes an acquisition by our subsidiary, Sterling Commerce Inc.

Accrued Payroll – Included in accounts payable and accrued liabilities is accrued payroll of $766 as of June 30, 2004 and $1,178 as of December 31, 2003.

Cumulative Effect of Accounting Changes

Directory accounting
Effective January 1, 2003, we changed our method of recognizing revenues and expenses related to publishing directories from the “issue basis” method to the “amortization” method. The issue basis method recognizes revenues and expenses at the time the initial delivery of the related directory is completed. Consequently, quarterly income tends to vary with the number of directory titles published during a quarter. The amortization method recognizes revenues and expenses ratably over the life of the directory title, which is typically 12 months. Consequently, quarterly income tends to be more consistent over the course of a year. We decided to change methods because the amortization method has now become the prevalent method used among significant directory publishers. This change will allow a more meaningful comparison between our directory segment and other publishing companies (or publishing segments of larger companies).

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

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2004 and 2003 include net income, adjustments to shareowners’ equity for the foreign currency translation adjustment, net unrealized gain on cash flow hedges and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Denmark in 2004 and 2003. The foreign currency adjustment was affected by our disposition activity discussed in Note 8. The net unrealized gain on cash flow hedge is the fair value of the interest-rate forward contracts we entered into to partially hedge interest expense related to anticipated financing for our portion of Cingular’s acquisition of AT&T Wireless (see Note 7).

Following is our comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income	$1,168	$1,388	$3,105	$6,384
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(198)	185	(210)	290
Net unrealized gain on cash flow hedge	10	-	10	-
Net unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for- sale
securities	21	229	98	477
Reclassification adjustment for (gain) loss
included in net income	(140)	(29)	(140)	(29)

Net unrealized gain (loss) on securities	(119)	200	(42)	448

Other comprehensive income (loss)	(307)	385	(242)	738

Total comprehensive income	$861	$1,773	$2,863	$7,122

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three and six months ended June 30, 2004 and 2003 is shown in the table below.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Numerators
Numerator for basic earnings per share:
Income before cumulative effect
of accounting changes	$1,168	$1,388	$3,105	$3,843
Dilutive potential common shares:
Other stock-based compensation	2	2	4	4

Numerator for diluted earnings per share	$1,170	$1,390	$3,109	$3,847

Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common
shares outstanding	3,312	3,323	3,310	3,321
Dilutive potential common shares:
Stock options	2	2	2	3
Other stock-based compensation	9	9	11	10

Denominator for diluted earnings per share	3,323	3,334	3,323	3,334

Basic earnings per share:
Income before cumulative effect
of accounting changes	$0.35	$0.42	$0.94	$1.16
Cumulative effect of accounting changes	-	-	-	0.76

Net income	$0.35	$0.42	$0.94	$1.92

Diluted earnings per share:
Income before cumulative effect
of accounting changes	$0.35	$0.42	$0.94	$1.15
Cumulative effect of accounting changes	-	-	-	0.77

Net income	$0.35	$0.42	$0.94	$1.92

At June 30, 2004, there were outstanding options to purchase approximately 227 million shares of SBC common stock. Of these total options outstanding, the exercise prices of options to purchase 197 million shares in the second quarter and 194 million shares for the first six months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. Of the 30 million options remaining at the quarter ended June 30, 2004, 19 million will expire by the end of 2006. At June 30, 2003, we had outstanding options to purchase approximately 239 million SBC shares, of which 212 million shares in the second quarter and for the first six months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

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

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months.

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations as well as the Cingular equity income, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) — net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($5,466 in 2004 and $5,091 in 2003).

For the three months ended June 30, 2004
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,220	$4,155	$1,031	$6	$57	$-	$(4,155)	$10,314
Intersegment revenues	7	-	20	-	-	(27)	-	-

Total segment operating revenues	9,227	4,155	1,051	6	57	(27)	(4,155)	10,314

Operations and support expenses	6,409	2,910	484	6	60	(27)	(2,910)	6,932
Depreciation and amortization expenses	1,863	565	2	-	23	-	(565)	1,888

Total segment operating expenses	8,272	3,475	486	6	83	(27)	(3,475)	8,820

Segment operating income	955	680	565	-	(26)	-	(680)	1,494
Interest expense	-	199	-	-	-	236	(199)	236
Interest income	-	-	-	-	-	120	-	120
Equity in net income (loss) of affiliates	-	(92)	-	149	220	-	92	369
Other income (expense) - net	-	(40)	-	-	-	(44)	40	(44)

Segment income before income taxes	955	349	565	149	194	(160)	(349)	1,703

At June 30, 2004 or for the six months ended
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$18,252	$8,097	$2,062	$11	$117	$-	$(8,097)	$20,442
Intersegment revenues	15	-	43	-	-	(58)	-	-

Total segment operating revenues	18,267	8,097	2,105	11	117	(58)	(8,097)	20,442

Operations and support expenses	12,613	5,741	967	18	38	(58)	(5,741)	13,578
Depreciation and amortization expenses	3,761	1,117	5	-	45	-	(1,117)	3,811

Total segment operating expenses	16,374	6,858	972	18	83	(58)	(6,858)	17,389

Segment operating income	1,893	1,239	1,133	(7)	34	-	(1,239)	3,053
Interest expense	-	397	-	-	-	467	(397)	467
Interest income	-	3	-	-	-	236	(3)	236
Equity in net income (loss) of affiliates	-	(197)	-	601	360	-	197	961
Other income (expense) - net	-	(66)	-	-	-	817	66	817

Segment income before income taxes	1,893	582	1,133	594	394	586	(582)	4,600

Segment assets	66,806	26,053	1,334	13,573	71,834	(53,125)	(26,053)	100,422
Investment in equity method investees	-	2,232	22	1,859	5,659	-	(2,232)	7,540
Expenditures for additions to long-lived assets	2,104	1,117	-	-	34	-	(1,117)	2,138

For the three months ended June 30, 2003

	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,122	$3,874	$1,046	$8	$60	$-	$(3,874)	$10,236
Intersegment revenues	8	-	20	-	1	(29)	-	-

Total segment operating revenues	9,130	3,874	1,066	8	61	(29)	(3,874)	10,236

Operations and support expenses	6,130	2,610	483	11	(85)	(30)	(2,610)	6,509
Depreciation and amortization expenses	1,953	508	4	-	20	-	(508)	1,977

Total segment operating expenses	8,083	3,118	487	11	(65)	(30)	(3,118)	8,486

Segment operating income	1,047	756	579	(3)	126	1	(756)	1,750
Interest expense	-	230	-	-	-	376	(230)	376
Interest income	-	4	-	-	-	143	(4)	143
Equity in net income (loss) of affiliates	-	(76)	-	216	255	-	76	471
Other income (expense) - net	-	(32)	-	-	-	84	32	84

Segment income before income taxes	1,047	422	579	213	381	(148)	(422)	2,072

At June 30, 2003 or for the six months ended
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$18,387	$7,512	$2,085	$14	$125	$-	$(7,512)	$20,611
Intersegment revenues	16	-	43	-	3	(62)	-	-

Total segment operating revenues	18,403	7,512	2,128	14	128	(62)	(7,512)	20,611

Operations and support expenses	12,075	5,044	956	32	(11)	(62)	(5,044)	12,990
Depreciation and amortization expenses	3,922	996	11	-	40	-	(996)	3,973

Total segment operating expenses	15,997	6,040	967	32	29	(62)	(6,040)	16,963

Segment operating income	2,406	1,472	1,161	(18)	99	-	(1,472)	3,648
Interest expense	-	455	-	-	-	693	(455)	693
Interest income	-	7	-	-	-	279	(7)	279
Equity in net income (loss) of affiliates	-	(148)	-	328	508	-	148	836
Other income (expense) - net	-	(33)	-	-	-	1,665	33	1,665

Segment income before income taxes	2,406	843	1,161	310	607	1,251	(843)	5,735

Segment assets	70,036	24,769	1,277	8,342	60,973	(39,984)	(24,769)	100,644
Investment in equity method investees	-	1,944	25	6,184	5,280	-	(1,944)	11,489
Expenditures for additions to long-lived assets	1,936	995	1	-	32	-	(995)	1,969

NOTE 5. TRANSACTIONS WITH CINGULAR

We have made advances to Cingular that totaled $5,885 at June 30, 2004 and December 31, 2003, which mature in June 2008. Interest income earned on these advances was $88 in the second quarter and $176 for the first six months of 2004 at an interest rate of 6.0% and $110 in the second quarter and $219 for the first six months of 2003 at an interest rate of 7.5%. In addition, for access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $127 in the second quarter and $265 for the first six months of 2004, and $109 in the second quarter and $211 for the first six months of 2003. Also, under a marketing agreement with Cingular relating to Cingular customers added through SBC sales sources, we received commission revenue of $10 in the second quarter and $21 for the first six months of 2004 and $21 in the second quarter and $28 for the first six months of 2003. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in Net Income of Affiliates” line when we report our 60% proportionate share of Cingular’s results.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans which we sponsor. Funding of our pension plans is determined by the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA). Our objective in funding these plans, in combination with these ERISA regulations is to accumulate assets sufficient to meet the pension plans’ obligations to provide benefits to employees upon their retirement.

In April 2004, a law was enacted that provides for a temporary replacement of the 30-year treasury rate used in measuring a plan sponsor’s pension liability for funding purposes. The new law allows a plan sponsor to use a rate based on corporate bond yields (which traditionally has been higher than the 30-year treasury rate) in measuring its pension liability in 2004 and 2005. While the change has no effect on pension liabilities or costs for financial reporting purposes (which are governed by GAAP), using a higher rate will lower the pension liability, thus lowering the funding requirements for plan sponsors. In 2004 and 2005, we are not required to make contributions to meet minimum funding requirements. Although no significant cash contributions are required under ERISA regulations during 2004, in July 2004, we voluntarily contributed $1,000 to the pension trusts for the benefit of plan participants.

We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. We maintain Voluntary Employee Beneficiary Associations (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. In accordance with a February 2004 California Public Utility Commission decision, we funded approximately $232 to a VEBA trust. In July 2004, we voluntarily contributed $300 to a VEBA trust to partially fund postretirement benefits.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. In the following table, gains are denoted with parentheses and losses are not.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Pension cost:
Service cost - benefits earned during the period	$205	$182	$412	$365
Interest cost on projected benefit obligation	409	416	821	833
Expected return on assets	(666)	(610)	(1,340)	(1,219)
Amortization of prior service cost and transition asset	48	24	95	48
Recognized actuarial loss	10	12	22	27

Net pension cost	$6	$24	$10	$54

Postretirement benefit cost:
Service cost - benefits earned during the period	$97	$94	$188	$189
Interest cost on accumulated postretirement
benefit obligation	378	402	738	806
Expected return on assets	(186)	(125)	(379)	(248)
Amortization of prior service cost (benefit)	(79)	(28)	(188)	(55)
Recognized actuarial (gain) loss	117	102	236	207

Postretirement benefit cost	$327	$445	$595	$899

Combined net pension and postretirement cost	$333	$469	$605	$953

Our combined net pension and postretirement cost decreased $136 in the second quarter and $348 for the first six months of 2004. As explained below, this cost decrease resulted from better than expected asset returns in 2003, changes affecting nonmanagement retirees and our accounting for the Medicare Act.

Our 2003 actual earnings on pension and postretirement assets exceeded our expected return of 8.5%. In accordance with GAAP, we have recognized a portion of these actuarial gains in 2004, which decreased our combined pension and postretirement expenses approximately $81 in the second quarter and $161 for the first six months of 2004.

In May 2004, we agreed to a new five-year contract with the Communications Workers of America (CWA), which was ratified by the CWA members on July 1, 2004. The labor agreement covers more than 100,000 employees and replaces a three-year contract that expired in April 2004. The agreement provides for additional contributions from current employees towards certain medical and prescription drug co-pays.

In June 2004, we reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW) on a new five-year contract. The labor agreement covers approximately 11,000 workers and replaces a three-year agreement that expired in June 2004. The agreement calls for similar benefit changes as that of the CWA agreement. The contract was ratified by the members of the IBEW in August 2004.

The labor agreements provided for changes to active nonmanagement employees’ pension benefits and medical coverage. Pension band increases will be similar to that of the wage increases, an annual average of 2.5%. The new contracts call for increased employee payments for usage-based health care costs (i.e., physician office and emergency room visits and prescription drugs) which provide incentives for employees to more efficiently purchase medical services and prescription drugs. These changes decreased pension and postretirement costs approximately $6 in the second quarter and for the first six months of 2004.

During the second quarter, we made and disclosed certain nonmanagement retiree medical coverage changes that were contingent upon reaching an agreement with the CWA. This condition has now been satisfied and these previously disclosed changes are now effective and discussed below. We also agreed that prior to expiration of the agreement, we would contribute $2,000 to a VEBA trust to partially fund current and future retiree health care, $300 of which was contributed in July 2004.

Effective January 1, 2005, medical coverage for nonmanagement retirees will be modified with increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $72 in the second quarter and $220 for the first six months of 2004. For the majority of our nonmanagement labor contracts, we have also agreed to continue to waive the annual dollar value cap, which is used for the purpose of determining contributions otherwise required from retirees; thus, we will not collect monthly contributions from these nonmanagement retirees through 2009. Therefore, in accordance with the substantive plan provisions required in accounting for postretirement benefits under GAAP, we do not account for the cap in the value of our accumulated postretirement benefit obligation (i.e., for GAAP purposes, we assume the cap will be waived for all future contract periods).

In May 2004, the FASB issued guidance (referred to as FSP FAS 106-2) on how employers should account for provisions of the recently enacted Medicare Act. The Medicare Act allows employers that sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

The preliminary guidance issued by the FASB (referred to as FSP FAS 106-1) permitted us to recognize immediately this subsidy in our financial statements. Accordingly, our accumulated postretirement benefit obligation, at our December 31, 2003 measurement date, decreased by $1,629. We accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the date of enactment of the Medicare Act, December 2003. The final guidance issued by the FASB, FSP FAS 106-2, requires us to account for the Medicare Act as an actuarial gain or loss, recording the change as a change in accounting principle. Therefore, because our initial accounting for the effects of the Medicare Act differed from the final guidance issued by the FASB in FSP FAS 106-2, we have restated our first-quarter 2004 results by increasing our expense approximately $11 to reflect the recognition of the Medicare Act as an actuarial gain or loss. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004.

We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $200 to $300 in future years. Our accounting for the Medicare Act decreased our postretirement cost approximately $60 in the second quarter and $135 for the first six months of 2004. Our accounting assumes that the plans we offer will continue to provide drug benefits equivalent to Medicare Part D, that these plans will continue to be the primary plan for our retirees and that we will receive the subsidy. We expect that the Medicare Act will not have a significant effect on our retirees’ participation in our postretirement benefit plan.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost from 6.75% to 6.25%, in response to a decline in corporate bond interest rates, which increased this expense approximately $35 in the second quarter and $70 for the first six months, (2) higher than expected medical and prescription drug claims, which increased this expense approximately $39 in the second quarter and $78 for the first six months, and (3) our decision to extend our 2003 medical cost rates to 2004 (which increased the trend rate because we kept 2009 as the year in which we assume our medical cost trend rate will reach a final 5% expected annual increase), which increased this expense approximately $21 in the second quarter and $41 for the first six months.

As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,000 and $1,400 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed and a decline in plan assets used in pension and postretirement calculations, which under GAAP we would recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

NOTE 7. CINGULAR ACQUISTION OF AT&T WIRELESS

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless. Under the terms of the agreement, shareholders of AT&T Wireless will receive cash of $15.00 per common share, or approximately $41,000. AT&T Wireless shareholders approved the acquisition in May 2004. The acquisition remains subject to approval by federal regulators. Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price. Equity ownership and management control of Cingular will remain unchanged after the acquisition. In April 2004, we entered into interest-rate forward contracts in the amount of $5,250 to hedge interest expense related to financing for this acquisition.

We have made the required regulatory filings necessary to be made at this time, including our anti-trust filing with the Federal Trade Commission and the Department of Justice and our regulatory filing with the Federal Communications Commission. We expect to be able to close this transaction this year.

NOTE 8. DISPOSITIONS

In June 2004, we sold approximately 69.4 million shares of Danish telecommunications provider TDC A/S (TDC) for approximately $2,125 in cash. Approximately 51.3 million shares were sold to certain institutional investors located in Europe, the U.S. and elsewhere. TDC also repurchased 18.1 million shares. As a result of this transaction, we now own approximately 20.6 million shares of TDC. We agreed to not sell these remaining shares for 180 days subject to exceptions for sales: into a public tender offer; made to TDC; with the prior written consent of the investment banks that conducted the sale to institutional investors; or to affiliates of SBC or its benefits plans provided they agree to the same transfer restriction. We reported a net loss of approximately $191 ($101 net of tax) in our second-quarter 2004 financial results due to this transaction.

With the transaction, we have resigned or made provision to resign all of our Board seats at TDC. In addition, we have removed all of our employees from day-to-day operations at TDC. Accordingly, as we no longer exerted significant influence on TDC’s operations, we were required to change from the equity method of accounting to the cost method of accounting for our remaining interest in TDC during June 2004. Accordingly, we will no longer record proportionate results from TDC as equity income in our financial results from the date of the disposition and the value of our investment is now reflected in the “ Other Assets” line on our June 30, 2004 Consolidated Balance Sheet.

Also in June 2004, we sold approximately 50 percent of our indirect 18 percent stake in South African telecommunications provider Telkom S.A. Limited (Telkom) for approximately $543 in cash to South African and international institutional investors. As a result of the transaction, we now hold an indirect investment of approximately 9 percent in Telkom. We reported a net loss of approximately $68 ($45 net of tax) in our second-quarter 2004 financial results due to this transaction. Because we retain significant representation on Telkom’s board of directors and participation and influence on operations, we will continue to use the equity method of accounting for our remaining interest in Telkom.

As part of this transaction, Thintana Communications LLC (Thintana) the holder of the Telkom shares SBC beneficially owns, has agreed not to sell any of its remaining stake prior to the date of the release of Telkom’s interim financial results (which is scheduled for November 22, 2004) subject to exceptions for sales: into a public tender offer or exchange offer for all shares of Telkom; made to Telkom not part of a pro rata repurchase program; to affiliates of SBC or its benefits plans provided they agree to the same transfer restriction; or with the prior written consent of the investment banks that conducted the sale to institutional investors.

NOTE 9. SUBSEQUENT EVENT

On July 28, 2004, we entered into an agreement to sell our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) for approximately $1,450. The sale includes SBC’s interest in DonTech II Partnership, a partnership between Donnelley and SBC that is the exclusive sales agent for Yellow Pages advertising in the two states. This transaction is subject to review by the Department of Justice. We expect this transaction to close in the third quarter of 2004 and accordingly expect to record a net gain of approximately $1,350 ($850 net of tax) in our third-quarter 2004 financial results.

At December 31, 2003, this portion of our directory business had assets totaling approximately $371 and net income for the years ended December 31, 2003 and 2002 was approximately $55 and $110. Income before the cumulative effect of accounting change for 2003 was approximately $113 (see Note 1). For the six months ended June 30, 2004 and 2003, the Illinois and northwest Indiana portion of the directory segment had revenues of approximately $234 and $241 and income before the cumulative effect of accounting change of $57 and $58. These results were reported in our directory segment.

This portion of the directory business provides directory advertising and publishing services to us and certain of our subsidiaries. These services to affiliates, which were eliminated upon consolidation, totaled approximately $2 in 2003 and 2002.

Beginning in the third quarter, we will account for this portion of the directory business as a discontinued operation, restating previously reported results to reflect the reclassification on a comparable basis.

SBC COMMUNICATIONS INC.
JUNE 30, 2004

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

Consolidated Results Our financial results in the second quarter and for the first six months of 2004 and 2003 are summarized as follows:

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Operating revenues	$10,314	$10,236	0.8%		$20,442	$20,611	(0	.8)%
Operating expenses	8,820	8,486	3.9		17,389	16,963	2.5
Operating income	1,494	1,750	(14.6)		3,053	3,648	(16.3)
Income before income taxes	1,703	2,072	(17.8)		4,600	5,735	(19.8)
Income before cumulative effect
of accounting changes	1,168	1,388	(15.9)		3,105	3,843	(19.2)
Cumulative effect of accounting
changes, net of tax [1]	-	-	-		-	2,541	-

Net Income	$1,168	$1,388	(15	.9)%	$3,105	$6,384	(51	.4)%

[1]	The first six months of 2003 includes cumulative effect of accounting changes of $2,541: a $3,677 benefit related to the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143); and a $1,136 charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the "issue basis" method to the "amortization" method.

Overview Our operating income declined $256, or 14.6%, in the second quarter and $595, or 16.3%, for the first six months of 2004 due to the loss of voice revenues from declining retail access lines and increased expenses from strike preparation and labor settlements. The decline in retail access lines has been primarily attributable to customers moving from our retail lines to competitors using our wholesale lines provided under the Unbundled Network Element-Platform (UNE-P) rules. UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. Competitors can then take advantage of these below-cost rates to offer services at lower prices. See our “Competitive and Regulatory Environment” section for further discussion of UNE-P.

Additional factors contributing to the declines in retail access lines were the uncertain U.S. economy and increased competition, including customers using wireless technology and cable instead of phone lines for voice and data. Customers have also disconnected their additional lines when purchasing broadband services such as digital subscriber line (DSL). Although retail access line losses have continued, the trend has slowed recently, reflecting our ability to now offer retail interLATA (traditional long-distance) service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (“bundles”).

Operating revenues Our operating revenues increased $78, or 0.8%, in the second quarter and decreased $169, or 0.8%, for the first six months of 2004. Data revenues increased $236 in the second quarter and $404 for the first six months of 2004, primarily driven by continued growth in DSL, our broadband internet-access service. Long-distance revenues increased $203 in the second quarter and $374 for the first six months of 2004 primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (bundling). These increases in data and long-distance revenues were partially offset in the second quarter and more than offset for the first six months by lower voice revenues resulting from the loss of retail access lines to UNE-P wholesale lines, as well as the uncertain U.S. economy (more evident in the first quarter than the second) and increased competition. (See our “Wireline Segment Results” section.)

Operating expenses Our operating expenses increased $334, or 3.9%, in the second quarter and $426, or 2.5%, for the first six months of 2004. The biggest component of the increases was a charge of approximately $263 in the second quarter of 2004 reflecting net impacts from strike preparation and labor settlements. Reflecting our emphasis on the large-business market, costs associated with increased equipment sales and related services to upgrade and integrate customer network components (network integration services) increased operating expenses approximately $142 in the second quarter and $247 for the first six months of 2004. Additional increases for the first six months of 2004 were driven by costs associated with traffic compensation (fees paid for access to another carrier’s network), primarily due to higher traffic generated by growth in our long-distance business; however in the second quarter these costs were essentially flat. These expenses are discussed in greater detail in our “Wireline Segment Results” section. The increases were partially offset by a decrease of $136 in the second quarter and $348 for the first six months in our combined net pension and postretirement cost (see further discussion below).

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost decreased $136 in the second quarter and $348 for the first six months of 2004. As explained below, this cost decrease resulted from better than expected asset returns in 2003, changes affecting nonmanagement retirees and our accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act).

Our 2003 actual earnings on pension and postretirement assets exceeded our expected return of 8.5%. In accordance with accounting principles generally accepted in the United States (GAAP), we have recognized a portion of these actuarial gains in 2004, which decreased our combined pension and postretirement expenses approximately $81 in the second quarter and $161 for the first six months of 2004.

In May 2004, we agreed to a new five-year contract with the Communications Workers of America (CWA), which was ratified by the CWA members on July 1, 2004. The labor agreement covers more than 100,000 employees and replaces a three-year contract that expired in April 2004. The agreement provides for additional contributions from current employees towards certain medical and prescription drug co-pays.

In June 2004, we reached a tentative agreement with the International Brotherhood of Electrical Workers (IBEW) on a new five-year contract. The labor agreement covers approximately 11,000 workers and replaces a three-year agreement that expired in June 2004. The agreement calls for similar benefit changes as that of the CWA agreement. The contract was ratified by the members of the IBEW in August 2004.

The labor agreements provided for changes to active nonmanagement employees’ pension benefits and medical coverage. Pension band increases will be similar to that of the wage increases, an annual average of 2.5%. The new contracts call for increased employee payments for usage-based health care costs (i.e., physician office and emergency room visits and prescription drugs) which provide incentives for employees to more efficiently purchase medical services and prescription drugs. These changes decreased pension and postretirement costs approximately $6 in the second quarter and for the first six months of 2004.

During the second quarter, we made and disclosed certain nonmanagement retiree medical coverage changes that were contingent upon reaching an agreement with the CWA. This condition has now been satisfied and these previously disclosed changes are now effective and discussed below. We also agreed that prior to expiration of the agreement, we would contribute $2,000 to a Voluntary Employee Beneficiary Associations (VEBA) trust to partially fund current and future retiree health care, $300 of which was contributed in July 2004.

Effective January 1, 2005, medical coverage for nonmanagement retirees will be modified with increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $72 in the second quarter and $220 for the first six months of 2004. For the majority of our nonmanagement labor contracts, we have also agreed to continue to waive the annual dollar value cap, which is used for the purpose of determining contributions otherwise required from retirees; thus, we will not collect monthly contributions from these nonmanagement retirees through 2009. Therefore, in accordance with the substantive plan provisions required in accounting for postretirement benefits under GAAP, we do not account for the cap in the value of our accumulated postretirement benefit obligation (i.e., for GAAP purposes, we assume the cap will be waived for all future contract periods). If we were able to account for the cap as written in the contracts, our annual 2004 postretirement benefit cost would be have been reduced by $700.

In May 2004, the Financial Accounting Standards Board (FASB) issued guidance (referred to as FSP FAS 106-2) on how employers should account for provisions of the recently enacted Medicare Act. The Medicare Act allows employers that sponsor a postretirement health care plan that provides a prescription drug benefit to receive a subsidy for the cost of providing that drug benefit. In order for employers, such as us, to receive the subsidy payment under the Medicare Act, the value of our offered prescription drug plan must be at least equal to the value of the standard prescription drug coverage provided under Medicare Part D. Due to our lower deductibles and better coverage of drug costs, we believe that our plan is of greater value than Medicare Part D.

The preliminary guidance issued by the FASB (referred to as FSP FAS 106-1) permitted us to recognize immediately this subsidy on our financial statements. Accordingly, our accumulated postretirement benefit obligation, at our December 31, 2003 measurement date, decreased by $1,629. We accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the December 2003 date of enactment of the Medicare Act. The final guidance issued by the FASB, FSP-FAS 106-2, requires us to account for the Medicare Act as an actuarial gain or loss, recording the change as a change in accounting principle. Therefore, because our initial accounting for the effects of the Medicare Act differed from the final guidance issued by the FASB in FSP 106-2, we have restated our first-quarter 2004 results by increasing our expense approximately $11 to reflect the recognition of the Medicare Act as an actuarial gain or loss. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004.

We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $200 to $300 in future years. Our accounting for the Medicare Act decreased our postretirement cost approximately $60 in the second quarter and $135 for the first six months of 2004. Our accounting assumes that the plans we offer will continue to provide drug benefits equivalent to Medicare Part D, that these plans will continue to be the primary plan for our retirees and that we will receive the subsidy. We expect that the Medicare Act will not have a significant effect on our retirees’ participation in our postretirement benefit plan.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost from 6.75% to 6.25%, in response to a decline in corporate bond interest rates, which increased this expense approximately $35 in the second quarter and $70 for the first six months, (2) higher than expected medical and prescription drug claims, which increased this expense approximately $39 in the second quarter and $78 for the first six months, and (3) our decision to extend our 2003 medical cost rates to 2004 (which increased the trend rate because we kept 2009 as the year in which we assume our medical cost trend rate will reach a final 5% expected annual increase), which increased this expense approximately $21 in the second quarter and $41 for the first six months.

As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,000 and $1,400 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed and a decline in plan assets used in pension and postretirement calculations, which under GAAP we would recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Interest expense decreased $140, or 37.2%, in the second quarter and $226, or 32.6%, for the first six months of 2004. The decrease was primarily due to expenses recorded in 2003 that were associated with the early redemption of approximately $1,500 of our bonds. Interest expense also decreased due to the resulting lower debt levels.

Interest income decreased $23, or 16.1%, in the second quarter and $43, or 15.4%, for the first six months of 2004 and was a result of the July 2003 re-negotiation of the terms of our advances to Cingular Wireless (Cingular), which decreased the interest rate charged Cingular (see Note 5).

Equity in net income of affiliates decreased $102, or 21.7%, in the second quarter and increased $125, or 15.0%, for the first six months of 2004. The second quarter decline was due to lower results from Cingular and our international holdings, including lower levels of ownership because of our recent dispositions.

The increase for the first six months of 2004 was due to an increase of approximately $273 in income from our international holdings, primarily related to TDC A/S’s (TDC) gain on the sale of its interest in Belgacom S.A. (Belgacom). This increase was partially offset by a decline of approximately $151 in our proportionate share of Cingular’s results. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our equity in net income of affiliates line item in our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section and results from our international holdings are discussed in detail in “International Segment Results”.

Other income (expense) — net We had other expense of $44 in the second quarter and other income of $817 for the first six months of 2004 as compared to other income of $84 in the second quarter and $1,665 for the first six months of 2003. Results in the second quarter 2004 included losses of approximately $191 on the sale of shares of TDC and $68 on the sale of shares of Telkom S.A. Limited (Telkom), partially offset by gains of $219 on the sale of shares of Amdocs Limited (Amdocs) and Yahoo! (Yahoo). Results in the second quarter of 2003 include gains of approximately $73 on the sale of Yahoo and BCE, Inc. (BCE) shares.

Other income for the first six months of 2004 primarily included a gain of approximately $832 on the sale of our investment in Belgacom, a gain of $57 on the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil) and gains of $219 previously mentioned, on the sale of Amdocs and Yahoo shares. These 2004 gains were partially offset by losses of approximately $259 mentioned previously, on the sales of shares of TDC and Telkom and a loss of $21 on a pending sale of another investment. Results for the first six months of 2003 primarily consisted of a gain of approximately $1,574 on the sale of our interest in Cegetel S.A. (Cegetel) and gains of $73, mentioned above, on the sale of Yahoo and BCE shares.

Income taxes decreased $149, or 21.8%, in the second quarter and $397, or 21.0%, for the first six months of 2004. Our effective tax rate was 31.4% in the second quarter and 32.5% for the first six months of 2004, as compared to 33% for both the second quarter and the first six months of 2003. The decrease in income taxes in the second quarter and for the first six months of 2004 was primarily due to lower income before income taxes. Other factors that reduced our income tax and effective tax rate include the accelerated recognition of tax benefits related to the sale of foreign investments, discussed above, and non-taxable Medicare Act reimbursement accruals made in 2004.

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

Selected Financial And Operating Data

At June 30, or for the six months then ended:	2004	2003
Debt ratio [1]	31.0%	32.7%
Switched access lines in service (000)	53,590	55,807
Wholesale lines (000)	7,363	6,682
Long-distance lines in service [2] (000)	18,432	9,842
DSL lines in service (000)	4,277	2,773
Number of SBC employees	167,170	172,980
Cingular Wireless customers [3] (000)	25,044	22,640

[1]	See our “Liquidity and Capital Resources” section for discussion.

[2]	Total includes approximately 118,000 lines added in the second quarter of 2004 when we changed our long-distance counting methodology to conform to our access line counting methodology.

[3]	Amounts represent 100% of the cellular/PCS (wireless) customers of Cingular.

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

We expect our primary wireline products and wireless services and our bundling strategy to drive customer retention. While our wireline and Cingular segments’ operating margins are lower than our directory segment’s operating margin, we regard our wireline and Cingular segments as the most significant portion of our business since we expect those areas to provide the greatest opportunities for customer growth. Over the next few years we expect an increasing percentage of our segment revenues to come from data, long-distance and wireless service.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services. During the quarter we began a full-scale offering of satellite television services through our agreement with EchoStar Communications Corp. In discussing regional trends in this segment, the “Midwest” refers to Illinois, Indiana, Michigan, Ohio and Wisconsin; the “Southwest” refers to Arkansas, Kansas, Missouri, Oklahoma and Texas; the “West” refers to California and Nevada; and the “East” refers to Connecticut (all combined, “13-state area”).

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

Wireline Segment Results

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Segment operating revenues
Voice	$5,206	$5,566	(6	.5)%	$10,419	$11,305	(7	.8)%
Data	2,727	2,491	9.5		5,374	4,970	8.1
Long-distance voice	815	612	33.2		1,564	1,190	31.4
Other	479	461	3.9		910	938	(3.0)

Total Segment Operating Revenues	9,227	9,130	1.1		18,267	18,403	(0.7)

Segment operating expenses
Cost of sales	4,091	3,862	5.9		8,112	7,741	4.8
Selling, general and administrative	2,318	2,268	2.2		4,501	4,334	3.9
Depreciation and amortization	1,863	1,953	(4.6)		3,761	3,922	(4.1)

Total Segment Operating Expenses	8,272	8,083	2.3		16,374	15,997	2.4

Segment Income	$955	$1,047	(8	.8)%	$1,893	$2,406	(21	.3)%

Our wireline segment operating income margin was 10.4% in the second quarter of 2004, compared to 11.5% in the second quarter of 2003, and 10.4% for the first six months of 2004, compared to 13.1% for the first six months of 2003. The decline in our wireline segment operating income margin for the quarter and first six months was primarily due to a continued decline in voice revenues as well as increased expenses related to strike preparation and labor settlements. The decline in voice revenues was due primarily to the loss of revenues from a net decline in retail access lines (as shown in the following table) from 2003 to 2004 of 2,860,000, or 5.9%. This decline was caused primarily by our providing below-cost UNE-P lines to competitors. (The UNE-P rules and their impact are discussed in “Competitive and Regulatory Environment”.) Additional factors contributing to the margin decrease were loss of revenues from the uncertain U.S. economy (primarily during the first quarter), increased competition, the cost of our growth initiatives in long-distance, DSL and the large-business market, and an increase in customers disconnecting additional lines and using wireless technology and cable instead of phone lines for voice and data.

Following is a summary of our switched access lines:

Switched Access Lines

(in 000s)	June 30, 2004	June 30, 2003	Increase (Decrease)

Retail - Consumer
Primary	23,466	24,642	(1,176)
Additional	4,513	5,248	(735)

Retail Consumer Sub-total	27,979	29,890	(1,911)

Retail - Business	17,794	18,743	(949)

Retail Sub-total	45,773	48,633	(2,860)

Percent of total switched access lines	85.4%	87.1%
UNE-P	6,974	6,102	872
Resale	389	580	(191)

Wholesale Sub-total	7,363	6,682	681

Percent of total switched access lines	13.7%	12.0%
Payphone (retail and wholesale)	454	492	(38)

Percent of total switched access lines	0.9%	0.9%
Total Switched Access Lines	53,590	55,807	(2,217)

DSL Lines in Service	4,277	2,773	1,504

Total switched access lines in service at June 30, 2004 declined 2,217,000 from June 30, 2003 levels. During this same period, wholesale lines increased by 681,000. The decline in total access lines reflects the continuing reluctance of U.S. businesses to increase their workforces, the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, and continued growth in alternative communication technologies such as wireless, cable and other internet-based systems. As our ratio of wholesale lines to total access lines continues to grow, additional pressure will be applied to our wireline segment’s operating margin, since the wholesale revenue we receive is limited by various state UNE-P rates, which are generally below our cost to maintain the lines. However, our cost to service and maintain wholesale lines is essentially the same as for retail lines. As of June 30, 2004, we have lost approximately 7.1 million customer lines to competitors through UNE-P (includes 90,000 UNE-P lines included in Payphone in the table above). Losses during the first six months of 2004 were approximately 800,000 less than losses during the same period in 2003.

While retail access lines have continued to decline, the trend has slowed recently in our West and Southwest regions reflecting our ability to offer retail interLATA service in those regions and the introduction of bundled offerings in those regions (see “Long-distance voice” below). Retail access lines for the Midwest region decreased 7.6% since June 30, 2003, compared with declines of 5.0% in the Southwest region and 4.8% in the West region for the same period. For the first six months of 2004, however, retail access lines for the Midwest region decreased 3.1%, compared with declines of 3.0% in the Southwest region and 2.4% in the West region for the same period. Nevertheless, the expected favorable impact from offering interLATA long-distance service in the Midwest (which began in late 2003) may be somewhat mitigated by the UNE-P rates in effect in those states, which are generally lower than in our other states. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $360, or 6.5%, in the second quarter and $886, or 7.8%, for the first six months of 2004 primarily due to the loss of retail access lines caused by providing below-cost UNE-P (see the table above). The uncertain U.S. economy and increased competition, including customers using wireless technology and cable instead of phone lines for voice and data, also contributed to the decline in revenues. The access-line declines decreased revenues approximately $221 in the second quarter and $492 for the first six months of 2004. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $105 in the second quarter and $250 for the first six months. A decline in demand for calling features (e.g., Caller ID and voice mail) due in part to the access-line declines and an uncertain economy decreased revenues approximately $54 in the second quarter and $118 for the first six months of 2004.

Continued declines in demand for voice equipment located on customer premises decreased revenues approximately $24 in the second quarter and $45 for the first six months of 2004. Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $22 in the second quarter and $52 for the first six months of 2004, as more customers chose broader long-distance and other bundled offerings. Reduced demand for inside wire service agreements decreased revenues approximately $22 in the second quarter and $50 for the first six months. Lower demand for retail payphone services decreased revenues approximately $15 in the second quarter and $33 for the first six months of 2004. We expect payphone access lines and revenue to continue to decline in future periods.

Partially offsetting these revenue declines, settlements and billing adjustments with our wholesale customers increased revenues approximately $78 in the second quarter and $112 for the first six months of 2004. Demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $20 in the second quarter and $61 for the first six months.

Data revenues increased $236, or 9.5%, in the second quarter and $404, or 8.1%, for the first six months of 2004. These increases were primarily due to continued growth in DSL, our broadband internet-access service, which increased data revenues approximately $145 in the second quarter and $270 for the first six months. The number of DSL lines in service grew to approximately 4,277,000 as compared to 2,773,000 during the same period of 2003. Additionally, revenues from data equipment sales and network integration services increased approximately $95 in the second quarter and $187 for the first six months.

Revenue from our high-capacity transport services was essentially flat in the second quarter and decreased approximately $56 for the first six months of 2004. Our high-capacity transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 60% of our total data revenues in the second quarter of 2004 and 66% in the second quarter of 2003. Included in our high-capacity transport results was the impact of the continued implementation of the 2000 federal Coalition for Affordable Local and Long Distance Services (CALLS) order which decreased revenue approximately $15 in the second quarter and $44 for the first six months of 2004.

Long-distance voice revenues increased $203, or 33.2%, in the second quarter and $374, or 31.4%, for the first six months of 2004. The second-quarter increase was primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (referred to as bundling). Sales of our bundling offers continue to increase in all regions with significantly improved results in our Midwest region, where we launched long-distance service in late September and October 2003.

Retail interLATA long-distance revenues increased approximately $215 in the second quarter and $422 for the first six months of 2004, reflecting our recent ability to offer nationwide long-distance services. In addition to our previous entries into the Arkansas, Kansas, Missouri, Oklahoma, Texas and Connecticut long-distance markets, we entered the long-distance markets in California in late December 2002; Nevada in April 2003; Michigan in late September 2003 and, most recently, Illinois, Indiana, Ohio and Wisconsin in late October 2003. Also contributing to the increase was continued growth in our international calling bundles and our business long-distance service. Our retail international long-distance revenue increased approximately $42 in the second quarter and $94 for the first six months of 2004 due to higher call volumes that originate or terminate internationally. In addition, revenue from our toll-free and calling card services increased approximately $20 in the second quarter and $39 for the first six months.

Partially offsetting these increases was a decline of approximately $88 in the second quarter and $195 for the first six months of 2004 in retail intraLATA long-distance (local toll) revenues. The decrease in intraLATA revenues is due to access line losses, a decline in minutes of use and price decreases caused by increased competition and our fixed-fee bundling packages. IntraLATA revenues declined approximately $14 in the second quarter and $32 for the first six months due to access line losses. Market-driven price reductions decreased intraLATA revenues $24 in the second quarter and $47 for the first six months. The remainder of the intraLATA revenue decline in the second quarter and for the first six months was primarily due to decreases in billed intraLATA minutes of use. The decline in usage mainly related to the increased sales of our fixed-fee bundles, which do not separately bill minutes of use. If the growth rate in these fixed-fee bundles were to decline as our interLATA long-distance markets continue to mature, we would expect these declining intraLATA revenue trends to also diminish.

Other operating revenues increased $18, or 3.9%, in the second quarter and decreased $28, or 3.0%, for the first six months of 2004. Price increases, primarily in directory assistance, increased revenues approximately $15 in the second quarter and $28 for the first six months. The launch of our integrated SBC|DISH Network satellite TV service increased revenue approximately $13 in the second quarter and for the first six months of 2004. Various one-time billing adjustments increased revenue approximately $6 in the second quarter and decreased revenue $33 for the first six months. Revenue from directory and operator assistance, billing and collection services provided to other carriers, wholesale and other miscellaneous products and services decreased approximately $11 in the second quarter and $37 for the first six months of 2004.

Cost of sales expenses increased $229, or 5.9%, in the second quarter and $371, or 4.8%, for the first six months of 2004. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension, postretirement and severance costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

As a result of our labor contract settlements, accrual of a retiree bonus increased expenses $154 in the second quarter and for the first six months of 2004. Costs associated with equipment sales and related network integration services increased approximately $142 in the second quarter and $247 for the first six months of 2004, reflecting our emphasis on the large business market. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $100 in the second quarter and $186 for the first six months. Expenses also increased approximately $27 in the second quarter and $35 for the first six months due to the reversal of severance accruals in 2003, which reduced expenses for that period. Traffic compensation expense (for access to another carrier’s network) was essentially flat in the second quarter and increased by $130 for the first six months of 2004 due to the higher traffic generated from our long-distance service now available nation-wide, partially offset by lower rates we paid on local traffic terminating on competitor networks and to wireless customers.

Partially offsetting the increases, our combined net pension and postretirement cost (which includes certain employee-related benefits) decreased approximately $77 in the second quarter and $198 for the first six months of 2004 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act. See our “Consolidated Results” section for further discussion of combined net pension and postretirement benefit.

Non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $90 in the second quarter and $132 for the first six months of 2004. Lower employee levels decreased expenses, primarily salary and wages, approximately $26 in the second quarter and $88 for the first six months.

We expect increased expenses in the second half of 2004 related to our SBC|DISH Network satellite TV service and large business initiatives.

Selling, general and administrative expenses increased $50, or 2.2%, in the second quarter and $167, or 3.9% for the first six months of 2004. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension, postretirement and severance costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

As a result of our labor contract settlements, accrual of a retiree bonus increased expenses approximately $79 in the second quarter and for the first six months of 2004. Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $44 in the second quarter and $95 for the first six months of 2004. Advertising expense increased approximately $29 in the second quarter and $70 for the first six months of 2004 primarily driven by our launch of long-distance service in new markets, promotion of DSL and bundling initiatives. In 2004, we expect advertising to remain flat from 2003 levels even as we promote the launch of interLATA long-distance service in all five Midwest states, which began in late 2003. Expenses also increased approximately $14 in the second quarter and $26 for the first six months due to the reversal of severance accruals in 2003, which reduced expenses for that period. Other employee-related expenses, such as travel, conferences, training and other, increased approximately $11 in the second quarter and $15 for the first six months of 2004. Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs were essentially flat in the second quarter and increased approximately $68 for the first six months.

Partially offsetting the increases, our provision for uncollectible accounts decreased approximately $121 in the second quarter and $152 for the first six months as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers due to an improving economy in the second quarter. Our combined net pension and postretirement cost (which includes certain employee-related benefits) decreased approximately $9 in the second quarter and $54 for the first six months of 2004 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act. See our “Consolidated Results” section for further discussion of combined net pension and postretirement benefit.

Depreciation and amortization expenses decreased $90, or 4.6%, in the second quarter and $161, or 4.1%, for the first six months of 2004 due primarily to lower capital expenditures over the last two years.

Cingular Segment Results

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Segment operating revenues
Service revenue	$3,801	$3,619	5.0%		$7,359	$7,013	4.9%
Equipment revenues	354	255	38.8		738	499	47.9

Total Segment Operating Revenues	4,155	3,874	7.3		8,097	7,512	7.8

Segment operating expenses
Cost of services and equipment sales	1,448	1,341	8.0		2,907	2,558	13.6
Selling, general and administrative	1,462	1,269	15.2		2,834	2,486	14.0
Depreciation and amortization	565	508	11.2		1,117	996	12.1

Total Segment Operating Expenses	3,475	3,118	11.4		6,858	6,040	13.5

Segment Operating Income	680	756	(10.1)		1,239	1,472	(15.8)

Interest Expense	199	230	(13.5)		397	455	(12.7)

Equity in net income (loss) of
affiliates, net	(92)	(76)	(21.1)		(197)	(148)	(33.1)

Other, net	(40)	(28)	(42.9)		(63)	(26)	-

Segment Income	$349	$422	(17	.3)%	$582	$843	(31	.0)%

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

On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless Services Inc. (AT&T Wireless) for $15.00 per common share, or approximately $41,000. AT&T Wireless shareholders approved the transaction in May 2004. The acquisition remains subject to approval by federal regulators. Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price (see “Liquidity and Capital Resources”). Equity ownership and management control of Cingular will not be affected by the acquisition. The proposed transaction is currently under review by the U.S. Department of Justice and the Federal Communications Commission (FCC). Cingular expects the transaction to close before year end 2004. See “Other Business Matters” for more details.

In July 2004, Cingular, AT&T Wireless and Triton PCS (Triton) agreed to exchange wireless properties and spectrum with Triton contingent upon the closing of Cingular’s acquisition of AT&T Wireless. Cingular will pay approximately $175 and receive wireless properties and spectrum in Virginia and Triton PCS will receive AT&T Wireless’ spectrum and properties in North Carolina and Puerto Rico.

In May 2004, Cingular announced it would end its network infrastructure joint venture with T-Mobile USA (T-Mobile) in New York City, California and Nevada contingent upon the closing of Cingular’s acquisition of AT&T Wireless. Cingular will sell its California/Nevada network and certain California/Nevada spectrum to T-Mobile for approximately $2,300 in cash, net of dissolution payments, and retain the right to utilize the California/Nevada and New York City networks during a four-year transition period.

In April 2004, Cingular completed the purchase of licenses for wireless spectrum issued by the FCC in 34 markets for $1,400 from NextWave Telecom, Inc. (NextWave).

Effective November 2003, FCC rules allow customers to keep their wireless number when switching to another company (generally referred to as “number portability”). To date, these rules have had a minor impact on Cingular’s customer turnover rate (“churn”). Cingular’s second-quarter 2004 churn of 2.7% increased 20 basis points over the second quarter of 2003 churn of 2.5% and the first six months of 2004 churn increased 10 basis points over the first six months of 2003 churn of 2.6%. Cingular has incurred costs directed toward implementing these rules and minimizing customer churn and expects these costs, consisting primarily of handset subsidies, selling costs and greater staffing of customer care centers, to continue during 2004. To the extent wireless industry churn remains higher than in the past, Cingular expects those costs to continue to increase.

Cingular’s segment operating income margin was 16.4% in the second quarter and 15.3% for the first six months of 2004, compared to 19.5% in the second quarter and 19.6% for the first six months of 2003. The decrease in our Cingular segment operating income margin was largely caused by higher expenses. Operating expenses increased primarily due to acquisition costs related to higher gross customer additions. Network operating costs also increased due to ongoing growth in customer usage, incremental costs related to Cingular’s Global System for Mobile Communication (GSM) network upgrade and increased costs of equipment sales, primarily related to Cingular’s handset subsidies. Higher network operating costs also reflect Cingular’s redundant expenses related to concurrently operating its Time Division Multiple Access (TDMA) and GSM networks. In addition, Cingular’s declining operating margin was impacted by declining average revenue per customer compared to 2003 due to customer shifts to all inclusive rate plans that include roaming, long-distance and “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year).

Only partially offsetting these expense increases was revenue growth of 7.3% in the second quarter and 7.8% for the first six months of 2004. At June 30, 2004, Cingular had approximately 25,044,000 cellular/PCS (wireless) customers, a 10.6% increase compared to 22,640,000 wireless customers at June 30, 2003. During the first six months of 2004 wireless customers increased 1,017,000. For the first six months of 2004, net customer additions increased 302,000 as compared to the first six months of 2003. See further discussion of the details of our Cingular segment revenue and expense variances below.

In the fourth quarter of 2003, to be consistent with emerging industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for the universal service fund (USF) and certain other regulatory fees as “Service revenues” and the payments by Cingular of these fees into the regulatory funds as “Cost of services and equipment sales”. This amount totaled $88 in the second quarter and $136 for the first six months of 2003. Operating income and net income for all restated periods were not affected. These fees, which are fully offset, increased “Service revenues” and “Cost of services and equipment sales” $11 in the second quarter and $61 for the first six months of 2004 compared to the second quarter and first six months of 2003.

Service revenues increased $182, or 5.0%, in the second quarter and $346, or 4.9%, for the first six months of 2004 primarily due to an increase of nearly 11.0% in Cingular’s average number of wireless customers and increased local minutes of use. Data services also increased $62 in the second quarter and $94 for the first six months, primarily due to short messaging services (generally referred to as text messaging); data service revenues represent approximately 3.7% of Cingular’s total revenues for the first six months of 2004. Excluding the USF related fees mentioned previously, Cingular’s regulatory fees increased approximately $30 in the second quarter and $52 for the first six months of 2004. Partially offsetting the impact of increasing volumes was a decrease of approximately $31 in the second quarter and $58 for the first six months in roaming revenues from other wireless carriers for use of Cingular’s network. The second-quarter decrease was due to lower negotiated roaming rates while the revenue decline in the first six months was due to lower negotiated rates and other carriers continuing to construct and/or better utilize their own networks. In addition, roaming revenues from Cingular customers decreased approximately $22 in the second quarter and $24 for the first six months, which was mainly due to lower-priced roaming rates charged under Cingular’s rate plans.

Equipment revenues increased $99, or 38.8%, in the second quarter and $239, or 47.9%, for the first six months of 2004 driven by increased handset revenues as a result of price increases and an increase in gross wireless customer additions, excluding resellers, of 9.7% in the second quarter and 16.5% for the first six months of 2004.

Cost of services and equipment sales increased $107, or 8.0%, in the second quarter and $349, or 13.6%, for the first six months of 2004 primarily due to increased equipment costs and network costs, including increased USF and other regulatory fees. Equipment costs increased $54 in the second quarter and $195 for the first six months primarily due to the previously mentioned increase in handset unit sales. In addition, Cingular sold handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions. Network costs increased approximately $77 in the second quarter and $191 for the first six months primarily due to an increase of approximately 30% in network minutes of use in the second quarter and for the first six months of 2004. Local network costs also increased due to system expansion and increased costs of operating redundant GSM and TDMA networks. Partially offsetting the cost increases was a decline in roaming and long-distance expense of $21 in the second quarter and $31 for the first six months of 2004.

Selling, general and administrative expenses increased $193, or 15.2%, in the second quarter and $348, or 14.0%, for the first six months of 2004. Selling expenses increased in total approximately $86 in the second quarter and $176 for the first six months of 2004 due to increased advertising, commissions and sales expense primarily related to the overall increase in wireless customer gross additions. Advertising expense increased $41 in the second quarter and $76 for the first six months of 2004. Commissions expense increased by approximately $30 in the second quarter and $72 for the first six months. Sales expense increased $8 in the second quarter and $19 for the first six months. General and administrative expenses increased approximately $107 in the second quarter and $172 for the first six months of 2004 due to a higher number of employees and employee-related expenses related to customer retention and customer service improvement initiatives and increases in bad debt reserves.

Depreciation and amortization expenses increased $57, or 11.2%, in the second quarter and $121, or 12.1%, for the first six months of 2004 primarily related to on-going capital spending for network upgrades.

Directory Segment Results

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$1,051	$1,066	(1	.4)%	$2,105	$2,128	(1	.1)%

Segment operating expenses
Cost of sales	234	224	4.5		473	440	7.5
Selling, general and administrative	250	259	(3.5)		494	516	(4.3)
Depreciation and amortization	2	4	(50.0)		5	11	(54.5)

Total Segment Operating Expenses	486	487	(0.2)		972	967	0.5

Segment Income	$565	$579	(2	.4)%	$1,133	$1,161	(2	.4)%

Our directory segment income was $565 with a segment operating income margin of 53.8% in the second quarter and $1,133 with a segment operating income margin of 53.8% for the first six months of 2004. In 2003, our segment income was $579 with a segment operating income margin of 54.3% in the second quarter and $1,161 with a segment operating income margin of 54.6% for the first six months. The decrease in the segment operating income margin was the result of lower demand and an increase in direct product-related expense in the second quarter and for the first six months of 2004 compared to the second quarter and first six months of 2003. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues decreased $15, or 1.4%, in the second quarter and $23, or 1.1%, for the first six months of 2004. Revenues in the second quarter and for the first six months of 2004 decreased primarily as a result of decreased demand for local Yellow Pages advertising which was partially offset by a reduction in sales adjustments, related to customer complaints, of $7 in the second quarter and $19 for the first six months. Internet advertising revenues increased $7 in the second quarter and $13 for the first six months of 2004. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $10, or 4.5%, in the second quarter and $33, or 7.5%, for the first six months of 2004. The increase is primarily the result of increased costs for publishing, distribution and commissions of approximately $15 in the second quarter and $34 for the first six months of 2004, which were partially offset by decreased costs for paper and printing.

Selling, general and administrative expenses decreased $9, or 3.5%, in the second quarter and $22, or 4.3%, for the first six months of 2004. These expenses decreased primarily due to lower bad debt expense of approximately $15 in the second quarter and $33 for the first six months of 2004. These decreased costs were partially offset by increases in advertising, sales agency and contracted services.

International Segment Results

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$6	$8	(25	.0)%	$11	$14	(21	.4)%

Total Segment Operating Expenses	6	11	(45.5)		18	32	(43.8)

Segment Operating Income (Loss)	-	(3)	-		(7)	(18)	61.1

Equity in Net Income of Affiliates	149	216	(31.0)		601	328	83.2

Segment Income	$149	$213	(30	.0)%	$594	$310	91.6%

Our international segment consists primarily of equity investments in international companies, the income from which we report as equity in net income of affiliates. Revenues from direct international operations are less than 1% of our consolidated revenues.

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

Segment operating revenues decreased $2, or 25.0%, in the second quarter and $3, or 21.4%, for the first six months of 2004 primarily due to lower management fee revenues.

Segment operating expenses decreased $5, or 45.5%, in the second quarter and $14, or 43.8%, for the first six months of 2004 primarily due to a decrease in corporate-allocated charges.

Our equity in net income of affiliates by major investment is listed below:

Second Quarter	Six-Month Period
2004	2003	2004	2003
América Móvil	$21	$44	$60	$52
Belgacom [1]	-	45	49	70
TDC [2]	48	28	328	83
Telkom [2]	39	27	73	39
Telmex	37	72	88	81
Other	4	-	3	3
International Equity in Net Income of Affiliates	$149	$216	$601	$328

[1]	Investment sold in the first quarter of 2004
[2]	Investment partially sold in the second quarter of 2004

Equity in net income of affiliates decreased $67, or 31.0%, in the second quarter and increased $273, or 83.2%, for the first six months of 2004. The decrease in the second quarter was primarily due to higher financing costs at Telmex and América Móvil which decreased equity income approximately $82. The first-quarter 2004 sale of our investment in Belgacom resulted in lower direct and indirect (through TDC) equity income of approximately $57 in the second quarter of 2004 as compared to 2003. Additionally, an adjustment by TDC to its gain from the first-quarter 2004 sale of its interest in Belgacom reduced our second-quarter 2004 equity income by $16. Partially offsetting these decreases, equity in net income of affiliates increased: (1) approximately $46 due to restructuring charges at TDC in 2003 which lowered prior year equity income, (2) $37 due to favorable operating results, primarily at Telmex and América Móvil, and (3) $4 due to favorable exchange rate impacts.

The increase for the first six months of 2004 was primarily due to a gain of approximately $235 from TDC, related to the sale of its interest in Belgacom. Equity in net income of affiliates also increased: (1) approximately $75 due to favorable operating results, primarily at Telmex, América Móvil and TDC, (2) $46 due to prior year restructuring charges at TDC, mentioned above, and (3) $28 due to favorable exchange rate impacts. These increases were partially offset by: (1) lower equity income of approximately $57 from the sale of our investment of Belgacom, mentioned above, and (2) combined charges of approximately $51 for current year restructuring charges at TDC and impairment of our goodwill associated with a TDC subsidiary.

As a result of the sale of our investment in Belgacom, we will no longer record equity income related to Belgacom’s results. Also, in June 2004, our removal from significant influence on day-to-day operations at TDC required us to change our accounting to the cost method from the equity method which means we will no longer record equity income related to TDC’s results. Additionally, we will be recording less income from our investment in Telkom due to our lower ownership percentage.

Other Segment Results

Second Quarter	Six-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$57	$61	(6	.6)%	$117	$128	(8	.6)%

Total Segment Operating Expenses	83	(65)	-		83	29	-

Segment Operating Income	(26)	126	-		34	99	(65.7)

Equity in Net Income of Affiliates	220	255	(13.7)		360	508	(29.1)

Segment Income	$194	$381	(49	.1)%	$394	$607	(35	.1)%

Our other segment results in the second quarter and for the first six months of 2004 and 2003 primarily consist of corporate and other operations. Revenues decreased in the second quarter and for the first six months of 2004 primarily as a result of lower revenues from our capital leasing and paging subsidiaries. Expenses increased in the second quarter and for the first six months of 2004 compared to the prior year due to a favorable return on insurance assets resulting in lower costs in the second quarter 2003. Substantially all of the Equity in Net income of Affiliates represents the equity income from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Act was passed, the FCC and state regulatory commissions have maintained many of the extensive regulatory requirements applicable to incumbent local exchange companies (ILECs), including our wireline subsidiaries, and imposed significant new regulatory requirements in a purported effort to jumpstart a specific definition of competition. For example, in three successive orders (each of which was subsequently overturned by the federal courts), the FCC required us to lease parts of our network (unbundled network elements, or UNEs) in a combined form known as the UNE-P to competing local exchange companies (CLECs), including AT&T and MCI, at below-cost rates. Many of the state commissions in our 13-state area established wholesale rates pursuant to the FCC’s pricing methodology that are well below the national average. Competitors used those low rates to target many of our highest revenue customers.

However, as discussed below, recent events indicate that the regulatory environment may be improving. For example, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) overturned significant portions of the FCC’s unbundling requirements for our traditional network, including those mandating the availability of the UNE-P. In the same decision, the court upheld the FCC’s decision to limit our obligation to provide competitors unbundled access to new broadband investments. In June 2004, the Department of Justice and the FCC decided not to seek review of the D.C. Circuit’s decision. The FCC has announced that it intends to adopt new unbundling rules that are consistent with the court’s order around the beginning of the year. Although it is impossible to predict what the new rules will look like, it appears that the FCC may scale back our obligation to unbundle our traditional network, and, in particular, to offer the UNE-P.

It is unclear how state regulatory commissions will respond to these new FCC unbundling rules. Under the overturned rules, state commissions have set the rates that we are allowed to charge competitors for the UNE-P and for leasing parts of our network significantly below our costs of providing those network functions. While we believe that the D.C. Circuit’s ruling has stripped the states of their ability to identify which network elements must be unbundled at below-cost rates, the state regulatory commissions nevertheless have continued with proceedings to adjust the UNE rates. Some of the state commissions in our 13-state area have approved modest increases in our wholesale prices, although the regulatory climate in some of our other states remains difficult. The FCC also has opened multiple proceedings to consider whether and how broadband services provided by wireline telephone companies should be regulated. For further discussion, see “State UNE Pricing Proceedings” discussed below.

While it is difficult to predict the outcome of these proceedings, actions by the FCC and the courts suggest that our wireline subsidiaries may be subjected to less onerous regulation in the future, particularly with respect to new broadband services. Once the regulatory environment stabilizes, we expect that additional business opportunities, especially in the broadband area, will be created. At the same time, however, the continued uncertainty in the U.S. economy and increasing competition from alternative technologies such as cable, wireless, and voice over internet protocol (VoIP), present significant challenges for our business.

Set forth below is a summary of the most significant developments in our regulatory environment during the second quarter of 2004. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Triennial Review Order In August 2003, the FCC released its Triennial Review Order (TRO) establishing new rules concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make UNEs available. These rules were intended to replace the FCC’s previous UNE rules, which were vacated by the D.C. Circuit.

The TRO, rather than establishing a uniform national structure for UNEs as we believe was mandated by the D.C. Circuit, delegated key decisions on UNEs to the states, including rules regarding the availability of the below-cost UNE-P. In addition, the TRO revised rules regarding combinations of unbundled local service (“loop”) and dedicated transport elements which could allow competitors to access our wireline subsidiaries’ high-capacity lines without paying access charges.

On the positive side, the TRO limited our obligation to provide competitors with unbundled access to new broadband investments. Moreover, the FCC is currently considering further changes or clarifications in its broadband unbundling rules that could further limit our unbundling obligations with respect to these types of facilities.

In March, 2004, the D.C. Circuit overturned significant portions of the FCC’s unbundling rules regarding access to our traditional network. Among other things, the D.C. Circuit vacated the rules requiring us and other ILECs to provide unbundled mass-market switching (and therefore the UNE-P) and high-capacity transmission facilities. The D.C. Circuit also remanded the FCC’s rules requiring ILECs to make available enhanced extended links (EELs), which can be used as a substitute for special access services, a component of our wireline revenues, and questioned whether any requirement that ILECs provide EELs in place of special access could be lawful. The D.C. Circuit upheld the FCC’s decision not to unbundle broadband investment, including its decision to phase out line-sharing (which allows competitors to offer high-speed internet access on traditional copper voice lines).

On June 9, 2004, the federal government decided not to appeal the D.C. Circuit decision vacating the FCC’s unbundling rules. That decision thus became effective on June 16, 2004. On July 1, 2004, MCI, AT&T, NARUC (a national association of state utilities commissioners) and some individual states appealed to the U.S. Supreme Court to overturn the D.C. Circuit’s decision. The FCC has stated that it intends to adopt interim rules by mid-third quarter of 2004 and will strive to adopt a final order on local telephone competition rules by the end of the year. In the meantime, we have agreed not to raise rates unilaterally for certain UNEs (i.e., mass market UNE-P, and certain loops and high capacity transport between our central offices) until the end of 2004, unless pursuant to a state commission decision. Other ILECs made similar commitments.

The FCC has encouraged both ILECs and CLECs to negotiate commercial agreements regarding access to an ILEC network and the availability of UNEs without regulatory intervention. To this end, in July 2004, the FCC adopted a new “all-or-nothing” rule for agreements governing wholesale access to an ILEC’s network, eliminating the previous “pick and choose” rule, which permitted CLECs to opt into only the most favorable provisions of multiple network access agreements.

Prior to the all-or-nothing rule, a CLEC that was seeking network access could choose rates and other terms from various network access agreements with other CLECs, thereby minimizing or eliminating negotiations between the individual ILEC and CLEC. Under the new rule, if the CLEC wishes to adopt terms of another CLEC’s agreement rather than negotiating its own agreement, the CLEC must adopt the other CLEC’s agreement in its entirety.

Since the D.C. Circuit’s decision, as of June 30, 2004, we have signed one commercial agreement with a CLEC, which happens to be our third largest UNE-P purchaser. We expect this contract will result in a slight incremental increase in our total revenue, versus the previously mandated UNE-P rates. Our ability to implement the court’s decision and negotiate commercial agreements has been constrained because some state commissions remain insistent on requiring us to provide UNEs beyond those authorized by the FCC to competitors and on regulating commercial agreements.

Ruling on Access Charges On April 21, 2004, the FCC denied AT&T’s October 2002 request that access charges (which are paid to telephone companies providing local service, including our wireline subsidiaries) do not apply to long-distance service that AT&T transports for some distance using internet-based technology. The FCC confirmed that long-distance calls that both originate and terminate on local phone company networks, such as those operated by our wireline subsidiaries, are subject to access charges, regardless of the technology used to transport those calls and that AT&T must pay access charges when providing its internet-based long-distance services. The FCC did not address the issue of whether AT&T would be required to pay our wireline subsidiaries (and other companies providing local service) the access charges it has avoided paying in the past. Instead, the FCC said that it expects this issue to be litigated in court. On April 22, 2004, we sued AT&T in the Federal District Court for the Eastern District of Missouri, seeking at least $141 in damages, including interest, and a permanent injunction prohibiting AT&T from continuing its access charge avoidance activities.

Number Portability In November 2003, the FCC adopted rules allowing customers to keep their wireline or wireless number when switching to another company (generally referred to as “number portability”). On April 13, 2004, the FCC allowed ILECs, including our wireline subsidiaries, to recover through customer rate charges, their carrier-specific costs of implementing number portability. We estimate our total costs to be approximately $60. We began cost recovery in eleven of our states in June 2004, and will begin recovery in Connecticut later this year and in Nevada early next year.

Proceeding on Other Post-Retirement Benefit Costs In March 2003, the FCC reinstated a proceeding which it claimed to have incorrectly terminated in 2002 relating to the costs of providing post-retirement employee benefits other than pensions. The FCC has asked local exchange companies, including our wireline subsidiaries, to provide additional information concerning the inclusion of these post-retirement costs in their 1996 access tariff filings and any other related matters. We believe that our wireline subsidiaries appropriately reflected these costs in their 1996 tariff filings. If the FCC determines that such costs should not have been included, the FCC could require a refund. In that case, we could owe an additional $58 to $95 depending on how such costs would be calculated. The FCC is expected to issue a decision this year.

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

Texas Universal Service Tax In June 2004, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) upheld a lower court’s decision that a Texas state tax meant to fund universal telephone service (TUSF) could not be assessed against a telephone company’s interstate revenue.

In light of the Fifth Circuit’s decision, the Texas Public Utilities Commission (TPUC) voted to increase the TUSF assessment rate approximately 57 percent to be assessed solely on intrastate revenues, effective September 1, 2004. While we expect that our Texas wireline subsidiary will experience net increased assessments, our other subsidiaries that provide interstate services will no longer be required to pay the TUSF as a result of the court rulings. In addition, our wireline and other subsidiaries are allowed to surcharge the TUSF to customers. We are currently making systems modifications to implement these changes and cannot currently determine the financial effect of these issues.

State UNE Pricing Proceedings We have requested that several state commissions review and increase the wholesale prices we are allowed to charge competitors for leasing unbundled network elements mandated by the FCC. Our competitors, including AT&T and MCI, have asked several states to reduce these prices. Although the ultimate outcome remains uncertain, we believe state regulatory commissions should have a more limited role over the scope and terms of our network element offerings as a result of the D.C. Circuit’s decision.

Ohio In April 2004, the Public Utilities Commission of Ohio (PUCO) granted an interim increase, subject to adjustment and to appropriate contractual obligations, of some UNE rates our Ohio wireline subsidiary is allowed to charge local service competitors for leasing its local telephone network. The PUCO is expected to render a final decision in November 2004, at which time the interim rates will be adjusted retroactively. These UNE rates are based on urban, suburban and rural classifications. The rates were increased between 21 percent and 51 percent, but still remain below our cost of providing service.

California In May 2004, the CPUC issued two alternative proposed orders that would increase some UNE rates that our California wireline subsidiary would be allowed to charge local service competitors for leasing its local telephone network. If any additional proposed orders are filed or changes are made in the two alternative proposed orders, the CPUC could require further public comment. As the proposed orders are currently written, some of our UNE rates would increase between 20 percent and 25 percent per line. The proposed orders also would allow us to retroactively charge these increased rates back to May 2002. Because we are not certain when the final order will be adopted, or if it will contain the same provisions as the proposed orders, we are unable to determine the impact on our financial statements at this time.

Texas In May 2004, the TPUC voted to reduce the rates that our Texas wireline subsidiary could charge local service competitors for leasing its local telephone network. While we expect the average statewide rate will decrease approximately four percent, we do not expect these rate changes to have a material effect on our annual revenues.

Illinois In June 2004, the Illinois Commerce Commission (ICC) approved an increase in the rates that our Illinois wireline subsidiary could charge local service competitors, such as AT&T and MCI, for leasing its local telephone network. While the wholesale rates will increase approximately 30 percent, which remains below our cost of providing service, we had requested a significantly larger increase. In July 2004, we requested that the ICC revisit their decision on wholesale rates citing errors in their June order. On July 27, 2004, the ICC denied our request to revisit its June order. We intend to appeal the June order to the U.S. District Court for the Northern District of Illinois citing errors we believe were made by the ICC in its order.

OTHER BUSINESS MATTERS

WorldCom Bankruptcy In April 2004, MCI, formerly WorldCom Inc. (WorldCom), emerged from federal bankruptcy. As part of the settlement agreement we reached with WorldCom in July 2003, we received the escrowed portion of that settlement, $68, upon MCI’s emergence from bankruptcy. In addition to our receipt of this $68 and our existing reserve, the agreement also settled our approximately $320 in receivables related to pre-petition issues by offsetting amounts we owed but withheld from WorldCom, pending resolution of WorldCom’s bankruptcy proceeding. Settlement(s) of our other pending pre-bankruptcy claims of approximately $223 against WorldCom will remain subject to the distribution terms, applicable to creditors, contained in WorldCom’s plan of reorganization.

Sale of TDC Shares In June 2004, we sold approximately 69.4 million shares of Danish telecommunications provider TDC for approximately $2,125 in cash. Approximately 51.3 million shares were sold to certain institutional investors located in Europe, the U.S. and elsewhere. TDC also repurchased 18.1 million shares. As a result of this transaction, we now own approximately 20.6 million shares of TDC. We agreed to not sell these remaining shares for 180 days subject to exceptions for sales: into a public tender offer; made to TDC; with the prior written consent of the investment banks that conducted the sale to institutional investors; or to affiliates of SBC or its benefits plans provided they agree to the same transfer restriction. We reported a net loss of approximately $191 ($101 net of tax) in our second-quarter 2004 financial results due to this transaction.

As a result of this transaction, we changed from the equity method of accounting to the cost method of accounting for our remaining interest in TDC (see Note 8). Accordingly, we will no longer record proportionate results from TDC as equity income in our financial results.

Sale of Telkom Shares In June 2004, we sold approximately 50 percent of our indirect 18 percent stake in South African telecommunications provider Telkom for approximately $543 in cash to South African and international institutional investors. As a result of the transaction, we now hold an indirect investment of approximately 9 percent in Telkom. We reported a net loss of approximately $68 ($45 net of tax) in our second-quarter 2004 financial results due to this transaction. We expect to continue to use the equity method of accounting for our remaining interest in Telkom (see Note 8).

As part of this transaction, Thintana Communications LLC (Thintana) the holder of the Telkom shares SBC beneficially owns, has agreed to not sell any of its remaining stake prior to the date of the release of Telkom’s interim financial results (which is scheduled for November 22, 2004) subject to exceptions for sales: into a public tender offer or exchange offer for all shares of Telkom; made to Telkom not part of a pro rata repurchase program; to affiliates of SBC or its benefits plans provided they agree to the same transfer restriction; or with the prior written consent of the investment banks that conducted the sale to institutional investors.

Sale of Directory Partnership On July 28, 2004, we entered into an agreement to sell our interest in a directory partnership in Illinois and northwest Indiana (directory partnership) to our partner, R.H. Donnelley Corporation (Donnelley) for approximately $1,450 in cash. The directory partnership provides Yellow and White Pages directory advertising primarily within the state of Illinois and in northwest Indiana. This transaction is subject to review by the Department of Justice. We expect this transaction to close in the third quarter of 2004 and accordingly expect to record a net gain of approximately $1,350 ($850 net of tax) in our third-quarter 2004 financial results due to this transaction.

Cingular Acquisition of AT&T Wireless On February 17, 2004, Cingular announced an agreement to acquire AT&T Wireless. Under the terms of the agreement, shareholders of AT&T Wireless will receive cash of $15.00 per common share or approximately $41,000. AT&T Wireless shareholders approved the transaction in May 2004. The acquisition remains subject to approval by federal regulators.

We have made the required regulatory filings necessary to be made at this time, including our anti-trust filings with the Federal Trade Commission and the Department of Justice and our filing with the FCC. We expect to close the transaction this year.

Based on our 60% equity ownership of Cingular, we expect to provide approximately $25,000 of the purchase price. Equity ownership and management control of Cingular will remain unchanged after the acquisition.

Fiber Strategy In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, super-high-speed broadband and VoIP services to our residential and small business customers. Pending final regulatory requirements and a successful completion of neighborhood-level trials set to begin in the summer of 2004, this initiative could result in an investment of $4,000 to $6,000 over the next five years.

Resignation of Board Member On June 30, 2004, Carlos Slim Helú resigned from our Board of Directors.

NEW ACCOUNTING STANDARDS

FSP FAS 106-2 In May 2004, in response to the federal Medicare Act, the FASB issued guidance on how employers should account for the Medicare Act (referred to as FSP FAS 106-2). FSP FAS 106-2 requires us to account for the Medicare Act as an actuarial gain or loss.

The preliminary guidance issued by the FASB, FSP FAS 106-1 permitted us to recognize immediately this subsidy on our financial statements. Accordingly, our accumulated postretirement benefit obligation, at our December 31, 2003 measurement date, decreased by $1,629. We accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the December 2003 date of enactment of the Medicare Act. Because our initial accounting for the effects of the Medicare Act differed from the final guidance issued, in accordance with FSP FAS 106-2, we have restated our first-quarter 2004 results to reflect the recognition as an actuarial gain or loss. This restatement decreased our net income approximately $11 (with no tax effect), or less than $0.01 per diluted share. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004 as required by FSP FAS 106-2.

LIQUIDITY AND CAPITAL RESOURCES

We had $11,586 in cash and cash equivalents available at June 30, 2004. Cash and cash equivalents included cash of approximately $243, municipal securities of $128, variable-rate securities of $2,813, money market funds of $8,335 and other cash equivalents of $67. In July 2004, we voluntarily contributed cash of $1,300 to our pension and postretirement benefit plans.

In addition, at June 30, 2004, we had other short-term held-to-maturity securities of $346 and long-term held-to-maturity securities of $15.

We currently have a credit agreement totaling $4,250 with a syndicate of banks scheduled to expire on October 19, 2004. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. Under the terms of the agreement, repayment of advances up to $1,000 may be extended two years from the termination date of the agreement. Repayment of advances up to $3,250 may be extended to one year from the termination date of the agreement. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We had no borrowings outstanding under committed lines of credit as of June 30, 2004. Upon expiration, we believe that we will be able to renew our credit facility.

During the first six months of 2004, our primary sources of funds were cash from operating activities of $5,791 and proceeds of $5,179 primarily from the sale of our non-strategic business assets.

Our investing activities during the first six months of 2004 primarily include proceeds of approximately $2,063 from the disposition of our investment in Belgacom, $2,125 from the disposition of a portion of interest in TDC, $543 from the sale of a portion of our interest in Telkom, $270 from the sale of a portion of our interest in Yahoo and Amdocs and $178 from the sale of shares of Telmex and América Móvil. We did not make any significant expenditures for acquisitions during the first six months of 2004.

For the first six months of 2004, our investing activities also consisted of $2,138 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 8.7% for the first six months of 2004 as compared to the same period in 2003. We currently expect our capital spending for 2004 to be between $5,000 and $5,500, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, our broadband initiative (DSL) and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations, depending on interest rate levels and overall market conditions, and incremental borrowings. The international segment should be self-funding as it consists of substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, our 2004 capital spending plans described above reflect the uncertain U.S. economy, continued pressure from regulatory environments and our resulting lower revenue expectations. However, in June 2004 we also announced a fiber strategy that could increase capital expenditures in future years (see “Other Business Matters”). We discuss our Cingular segment below.

For the first six months of 2004 investing activities included the purchase of $135 and maturities of $237 of other held-to-maturity securities, which have maturities greater than 90 days.

In addition, during the first six months of 2004, we received proceeds of approximately $50 related to the repayment of a note receivable from Covad Communications Group, Inc.

Our financing activities were primarily comprised of cash paid for dividends. Cash paid for dividends for the first six months of 2004 was $2,069, or 3.5%, higher than for the first six months of 2003. The increase in cash paid for dividends in 2004 was primarily due to the increase of 10.6% in the regular quarterly dividend to $0.3125 approved by our Board of Directors in December 2003. The effect of this 2004 increase in the regular quarterly dividend was partially offset by other dividends paid in 2003, in addition to our regular quarterly dividend, of $0.10 in the second quarter and $0.15 for the six months. On June 25, 2004, our Board of Directors declared a second quarter 2004 dividend of $0.3125 per share, which was paid on August 2, 2004. Our dividend policy considers both the expectations and requirements of shareowners, internal requirements of SBC and long-term growth opportunities and all dividends remain subject to approval by our Board of Directors.

For the first six months of 2004, approximately $162 of our long-term debt matured, of which $154 related to debt maturities with interest rates ranging from 5.8% to 9.5% and $8 related to scheduled principal payments on other debt. Funds from operations were used to repay these notes. We currently have approximately $687 of remaining long-term debt that is scheduled to mature in 2004. We expect to use funds from operations or proceeds from debt re-financing to repay these obligations.

During the first six months of 2004, our consolidated commercial paper borrowings decreased $35 and totaled $964 at June 30, 2004. All of these commercial paper borrowings are due within 90 days and issued by a wholly owned subsidiary, SBC International, Inc (SBC International). In July 2004, SBC International issued $36 in commercial paper due within 90 days.

At June 30, 2004, our debt ratio was 31.0% compared to our debt ratio of 32.7% at June 30, 2003. The decline was due to our increased shareowners equity, attributable to increased retained earnings and our December 2003 reduction of our additional minimum pension liability, and lower debt levels.

Cingular
Cingular’s future capital expenditures are expected to be self-funded by Cingular from operations. Effective August 1, 2004, we and BellSouth Corporation (BellSouth) have agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. Cingular’s Board of Directors also approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt. Cingular expects 2004 capital investments for completing network upgrades and funding other ongoing expenditures and equity investments to be in the $3,000 range, down slightly from 2003 spending. This decrease reflects expected savings in anticipation of completing Cingular’s acquisition of AT&T Wireless. In April 2004, Cingular completed the purchase of licenses for wireless spectrum issued by the FCC from NextWave for $1,400, which was financed with a combination of cash and commercial paper.

In February 2004, Cingular agreed to acquire AT&T Wireless for approximately $41,000 in cash. Cingular expects to fund the acquisition with contributions from us and BellSouth. Based on our 60% equity ownership, we expect to contribute approximately $25,000. We expect to pay a portion of this amount with cash on hand, cash to be generated from operations and proceeds from non-strategic business asset sales. We will pay the remainder with proceeds from external financing. In April 2004, we entered into interest-rate forward contracts with a notional amount of $5,250 to partially hedge interest expense related to anticipated financing for this acquisition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in Millions

At June 30, 2004, we had interest rate swaps with a notional amount of $4,250 and a fair value loss of approximately $17.

At June 30, 2004 we had interest rate forward contracts previously mentioned, with a notional amount of $5,250 and a fair value of approximately $15 ($10 net of tax) accounted for as a component of other comprehensive income (see Note 2).

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in all material respects as of June 30, 2004.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the second quarter of 2004, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During the second quarter, an aggregate of 76, 559 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $23.70 to $24.90, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners

(a)	The annual meeting of the shareowners of SBC Communications Inc. (SBC) was held on April 30, 2004, in Columbus, Ohio. Shareowners representing 2,617,804,453 shares of common stock as of the March 2, 2004 record date were present in person or were represented at the meeting by proxy.

(b)	At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a three-year term, contingent upon the outcome of the vote described in (d) below; since stockholders approved (d) below, the term of these Directors will end at the 2005 Annual Meeting:

DIRECTOR	SHARES FOR	SHARES WITHHELD*
James E. Barnes	2,488,228,065	129,576,388
James A. Henderson	2,488,754,681	129,049,772
John B. McCoy	2,489,873,638	127,930,815
S. Donley Ritchey	2,488,646,971	129,157,482
Joyce M. Roche	2,488,881,974	128,922,479
Patricia P. Upton	2,489,288,689	128,515,764

*	Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

SBC stockholder George Thien submitted his name into nomination as a candidate for director from the floor. The vote was 265 shares FOR and 2,617,804,188 shares WITHHELD.

The following directors continued in office after the meeting:

Gilbert F. Amelio	Lynn M. Martin
Clarence C. Barksdale	Mary S. Metz
August A. Busch III	Toni Rembe
The Honorable William P. Clark	Dr. Laura D'Andrea Tyson
Martin K. Eby, Jr	Carlos Slim Helu
Charles F. Knight	Edward E. Whitacre Jr.

In addition, the following three directors retired from the Board of Directors at the Annual Meeting:

Herman E. Gallegos Jess T. Hay Admiral Bobby R. Inman

(c)	Shareowners ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2004. The vote was 2,497,139,722 FOR and 71,065,089 AGAINST, with 49,599,642 shares ABSTAINING.

(d)	Shareowners approved the Board’s proposal to amend SBC’s bylaws to eliminate the classified election of directors. Starting with the April 2005 Annual Meeting, each SBC director will stand for election every year, rather than every three years. The vote was 2,465,930,232 FOR and 88,386,382 AGAINST, with 63,487,839 ABSTAINING. A two-thirds majority vote of the outstanding shares was required to amend the bylaws. The shares voting for the proposal represented 74.5 percent of the total outstanding shares.

(e)	Two stockholder proposals (Stockholder Proposal A and B) that were published in the proxy statement were not presented for a vote at the meeting by their proponents. Stockholder Proposal A was withdrawn by the proponent before the meeting. Stockholder Proposal B was not considered because neither the proponent nor a representative of the proponent introduced the proposal at the meeting.

Item 6. Exhibits

(a)	Exhibits
10-cc	Cingular Revolving Credit Agreement
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

(b)	Reports on Form 8-K

On April 21, 2004, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report, we disclosed our first–quarter 2004 earnings release.

On May 27, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed that we had reached agreement with the Communications Workers of America regarding a new, five-year labor contract.

On June 10, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed our sale of 69.4 million shares of TDC A/S.

On June 17, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed our sale of 50 percent of our 18 percent ownership in Telkom S.A. Limited.

On July 1, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed the June 30, 2004 resignation of Carlos Slim Helú from our Board of Directors.

On July 22, 2004, we furnished a Form 8-K, reporting on Item 12. Results of Operations and Financial Condition. In the report, we disclosed our second-quarter 2004 earnings release.

On July 28, 2004, we filed a Form 8-K, reporting on Item 5. Other Events. In the report, we disclosed the sale of our interest in a directory partnership.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.
August 5, 2004	/s/ Richard G. Lindner Richard G. Lindner Senior Executive Vice President and Chief Financial Officer