Form 10-Q
period 2004-09-30
SBC COMMUNICATIONS INC
filed 2004-11-05
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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
Yes X  No

At October 29, 2004, common shares outstanding were 3,315,413,909.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts (Unaudited)
Three months ended September 30,	Nine months ended September 30,
	2004	2003	2004	2003

Operating Revenues
Voice	$5,308	$5,462	$15,765	$16,792
Data	2,733	2,576	8,107	7,546
Long-distance voice	865	668	2,429	1,858
Directory advertising	926	957	2,808	2,874
Other	460	487	1,391	1,452

Total operating revenues	10,292	10,150	30,500	30,522

Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	4,284	4,261	12,803	12,385
Selling, general and administrative	2,421	2,376	7,343	7,098
Depreciation and amortization	1,889	1,952	5,700	5,925

Total operating expenses	8,594	8,589	25,846	25,408

Operating Income	1,698	1,561	4,654	5,114

Other Income (Expense)
Interest expense	(238)	(280)	(705)	(973)
Interest income	140	126	376	405
Equity in net income of affiliates	210	337	1,171	1,173
Other income (expense) - net	45	21	862	1,686

Total other income (expense)	157	204	1,704	2,291

Income Before Income Taxes	1,855	1,765	6,358	7,405

Income taxes	610	579	2,067	2,434

Income From Continuing Operations	1,245	1,186	4,291	4,971
Income From Discontinued Operations, net of tax	849	30	908	88

Income Before Cumulative Effect of Accounting Changes	2,094	1,216	5,199	5,059

Cumulative effect of accounting changes, net of tax	-	-	-	2,541

Net Income	$2,094	$1,216	$5,199	$7,600

Earnings Per Common Share:
Income From Continuing Operations	$0.38	$0.36	$1.30	$1.50
Income Before Cumulative Effect of Accounting Changes	$0.63	$0.37	$1.57	$1.52
Net Income	$0.63	$0.37	$1.57	$2.29

Earnings Per Common Share - Assuming Dilution:
Income From Continuing Operations	$0.38	$0.36	$1.29	$1.49
Income Before Cumulative Effect of Accounting Changes	$0.63	$0.37	$1.57	$1.52
Net Income	$0.63	$0.37	$1.57	$2.28

Weighted Average Number of Common
Shares Outstanding - Basic (in millions)	3,314	3,319	3,311	3,321
Dividends Declared Per Common Share	$0.3125	$0.3825	$0.9375	$1.0975

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts

	September 30, 2004	December 31, 2003

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,290	$4,806
Accounts receivable - net of allowances for
uncollectibles of $968 and $908	5,685	6,160
Short-term investments	204	378
Prepaid expenses	827	760
Deferred income taxes	251	741
Other current assets	855	926
Assets of discontinued operations	-	252

Total current assets	21,112	14,023

Property, plant and equipment - at cost	135,454	133,923
Less: accumulated depreciation and amortization	85,398	81,795

Property, Plant and Equipment - Net	50,056	52,128

Goodwill - Net	1,625	1,611
Investments in Equity Affiliates	2,182	6,924
Investments in and Advances to Cingular Wireless	11,398	11,003
Other Assets	15,613	14,507

Total Assets	$101,986	$100,196

Liabilities and Shareowners' Equity
Current Liabilities
Debt maturing within one year	$1,703	$1,879
Accounts payable and accrued liabilities	9,272	10,658
Accrued taxes	697	402
Dividends payable	1,036	1,033
Liabilities of discontinued operations	697	328

Total current liabilities	13,405	14,300

Long-Term Debt	16,539	16,060

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	15,928	15,070
Postemployment benefit obligation	11,746	12,691
Unamortized investment tax credits	198	220
Other noncurrent liabilities	3,960	3,607

Total deferred credits and other noncurrent liabilities	31,832	31,588

Shareowners' Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,890	13,010
Retained earnings	29,728	27,635
Treasury shares (at cost)	(4,252)	(4,698)
Additional minimum pension liability adjustment	(1,132)	(1,132)
Accumulated other comprehensive income	(457)	-

Total shareowners' equity	40,210	38,248

Total Liabilities and Shareowners' Equity	$101,986	$100,196

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents (Unaudited)

Nine months ended September 30,
	2004	2003

Operating Activities
Net income	$5,199	$7,600
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,700	5,925
Undistributed earnings from investments in equity affiliates	(856)	(913)
Provision for uncollectible accounts	549	700
Amortization of investment tax credits	(22)	(28)
Deferred income tax expense	1,596	1,118
Gain on sales of investments	(900)	(1,678)
Cumulative effect of accounting changes, net of tax	-	(2,541)
Income from discontinued operations, net of tax	(908)	(88)
Retirement benefit funding	(2,232)	(945)
Changes in operating assets and liabilities:
Accounts receivable	(75)	(176)
Other current assets	5	(151)
Accounts payable and accrued liabilities	(1,104)	1,636
Other - net	583	(602)

Total adjustments	2,336	2,257

Net Cash Provided by Operating Activities	7,535	9,857

Investing Activities
Construction and capital expenditures	(3,462)	(3,235)
Purchase of held-to-maturity securities	(134)	(578)
Maturities of held-to-maturity securities	393	164
Dispositions	5,233	2,855
Acquisitions	(9)	-
Proceeds from note repayment	50	-
Purchase of other investment	-	(436)
Proceeds from sales of other investments	50	-

Net Cash Provided by (Used in) Investing Activities	2,121	(1,230)

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(610)	(77)
Repayment of other short-term borrowings	-	(1,070)
Issuance of long-term debt	1,487	-
Repayment of long-term debt	(623)	(2,826)
Purchase of treasury shares	-	(299)
Issuance of treasury shares	151	63
Dividends paid	(3,105)	(3,271)

Net Cash Used in Financing Activities	(2,700)	(7,480)

Net increase in cash and cash equivalents from continuing operations	6,956	1,147

Net increase in cash and cash equivalents from discontinued operations	1,528	222

Net increase in cash and cash equivalents	8,484	1,369

Cash and cash equivalents beginning of year	4,806	3,571

Cash and Cash Equivalents End of Period	$13,290	$4,940

Cash paid during the nine months ended September 30 for:
Interest	$821	$1,180
Income taxes, net of refunds	$174	$446

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
Dollars and shares in millions, except per share amounts (Unaudited)

Nine months ended September 30, 2004

	Shares	Amount

Common Stock
Balance at beginning of year	3,433	$3,433

Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year		$13,010
Issuance of shares		(216)
Stock option expense		60
Other		36

Balance at end of period		$12,890

Retained Earnings
Balance at beginning of year		$27,635
Net income ($1.57 per share)		5,199
Dividends to shareowners ($0.94 per share)		(3,105)
Other		(1)

Balance at end of period		$29,728

Treasury Shares
Balance at beginning of year	(128)	$(4,698)
Issuance of shares	10	446

Balance at end of period	(118)	$(4,252)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(1,132)

Balance at end of period		$(1,132)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$-
Other comprehensive income (see Note 2)		(457)

Balance at end of period		$(457)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
SEPTEMBER 30, 2004

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" (FIN 46). FIN 46 provides guidance for determining whether an entity is a variable interest entity (VIE), and which equity investor of that VIE, if any, should include the VIE in its consolidated financial statements. In December 2003, the FASB staff revised FIN 46 to clarify some of the provisions. The revision delayed the effective date for application of FIN 46 by large public companies, such as us, until periods ending after March 15, 2004 for all types of VIEs other than special-purpose entities, including our investment in Cingular. In accordance with the provisions of FIN 46, we performed a quantitative study and determined that Cingular does not qualify for consolidation by us under the provisions of FIN 46. Therefore, our accounting treatment of our investment in Cingular will remain unchanged. However, as required by FIN 46, we will reevaluate whether Cingular qualifies for consolidation by us because of our additional equity investment in Cingular upon its October 26, 2004 acquisition of AT&T Wireless Services Inc. (AT&T Wireless) (see Note 7).

In May 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act), the FASB issued final guidance on how employers that provide postretirement health care benefits should account for the Medicare Act (referred to as FSP FAS 106-2). FSP FAS 106-2 requires us to account for the Medicare Act as an actuarial gain or loss. As allowed under the FASB’s preliminary guidance (referred to as FSP FAS 106-1) we accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the December 2003 date of enactment of the Medicare Act. Because our initial accounting for the effects of the Medicare Act differed from the final guidance issued, in accordance with FSP FAS 106-2, we restated our first-quarter 2004 results to reflect the recognition as an actuarial gain or loss. While the gain realized from the Medicare Act is the same amount when recognized as an actuarial gain or loss instead of as a plan amendment, the gain is recognized over a longer period of time, which decreases the annual impact on our results. This restatement decreased our first-quarter net income approximately $11 (with no tax effect), or less than $0.01 per diluted share. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004. (See Note 6)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, including those related to our discontinued operations (see Note 9).

Income Taxes – Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The amount and timing of income taxes are regularly reviewed by federal and state taxing authorities in subsequent years. The results of these reviews are not expected to have a material effect on the financial statements. Additionally, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. In addition to cash, our cash equivalents include money market funds, repurchase agreements and time deposits. At September 30, 2004, we held $226 in cash, $7,831 in money market funds, $5,200 in repurchase agreements and time deposits and $33 in other cash equivalents.

Investment Securities – Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities and other auction-type securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses, net of tax, on available-for-sale investments are recorded in accumulated other comprehensive income.

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

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment. We have completed our annual impairment testing for 2004 and determined that no impairment exists. As of September 30, 2004, the carrying amount of our goodwill increased $14 as compared to December 31, 2003, which includes an acquisition by our subsidiary, Sterling Commerce Inc.

Accounts Payable – Included in accounts payable and accrued liabilities is accounts payable of $2,325 as of September 30, 2004 and $3,102 as of December 31, 2003.

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

Our directory accounting change resulted in a noncash charge of $1,136, net of an income tax benefit of $714, recorded as a cumulative effect of accounting change on the Consolidated Statement of Income as of January 1, 2003. Of this amount, $59, net of an income tax benefit of $38, is related to our directory advertising business in Illinois and northwest Indiana that was sold in the third quarter of 2004 (see Note 9). We included the deferred revenue balance in the “Accounts payable and accrued liabilities” line item on our balance sheet.

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

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2004 and 2003 include net income, adjustments to shareowners’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on cash flow hedges and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Mexico for the third quarter of 2004 and Denmark in the third quarter of 2003 and for the first nine months of 2004 and 2003. The foreign currency adjustment was affected by our disposition activity discussed in Note 8.

The net unrealized gain (loss) on cash flow hedge is the fair value of the interest-rate forward contracts we entered into to partially hedge interest expense related to financing our portion of Cingular’s acquisition of AT&T Wireless. This includes the amounts for the contracts already utilized and a mark-to-market adjustment on the unutilized contracts. On November 3, 2004 we issued additional long-term debt and utilized the remaining amount of our interest-rate forward contracts (see Note 7).

Following is our comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net income	$2,094	$1,216	$5,199	$7,600
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3	61	(207)	351
Net unrealized gain (loss) on cash flow hedge	(182)	-	(172)	-
Net unrealized gain (loss) on securities:
Unrealized gain (loss) on available-for- sale
securities	(4)	(57)	94	420
Reclassification adjustment for (gain) loss
included in net income	(32)	(20)	(172)	(49)

Net unrealized gain (loss) on securities	(36)	(77)	(78)	371

Other comprehensive income	(215)	(16)	(457)	722

Total comprehensive income	$1,879	$1,200	$4,742	$8,322

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income before cumulative effect of accounting changes for the three and nine months ended September 30, 2004 and 2003 is shown in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Numerators
Numerator for basic earnings per share:
Income from continuing operations	$1,245	$1,186	$4,291	$4,971
Dilutive potential common shares:
Other stock-based compensation	2	2	6	6

Numerator for diluted earnings per share	$1,247	$1,188	$4,297	$4,977

Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common
shares outstanding	3,314	3,319	3,311	3,321
Dilutive potential common shares:
Stock options	2	2	2	2
Other stock-based compensation	9	10	11	10

Denominator for diluted earnings per share	3,325	3,331	3,324	3,333

Basic earnings per share:
Income from continuing operations	$0.38	$0.36	$1.30	$1.50
Income from discontinued operations	0.25	0.01	0.27	0.02
Cumulative effect of accounting changes	-	-	-	0.77

Net income	$0.63	$0.37	$1.57	$2.29

Diluted earnings per share:
Income from continuing operations	$0.38	$0.36	$1.29	$1.49
Income from discontinued operations	0.25	0.01	0.28	0.03
Cumulative effect of accounting changes	-	-	-	0.76

Net income	$0.63	$0.37	$1.57	$2.28

At September 30, 2004, there were outstanding options to purchase approximately 223 million shares of SBC common stock. Of these total options outstanding, the exercise prices of options to purchase 192 million shares in the third quarter and 193 million shares for the first nine months exceeded the average market price of SBC common stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the specified periods. Of the 31 million share options in the money at the quarter ended September 30, 2004, 19 million will expire by the end of 2006. At September 30, 2003, we had outstanding options to purchase approximately 236 million shares of SBC common stock, of which 215 million shares in the third quarter and 213 million for the first nine months were not used to determine the dilutive potential common shares as the exercise price of these options was greater than the average market price of SBC common stock during the specified periods.

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

The directory segment includes our directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months. Results for all periods presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana (see Note 8).

Our international segment includes all investments with primarily international operations. The other segment includes all corporate and other operations as well as the Cingular equity income, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) — net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment. In the balance sheet section of the tables below, our investment in Cingular is included in the “Investment in equity method investees” line item in the Other column ($5,543 in 2004 and $5,112 in 2003).

For the three months ended September 30, 2004
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,306	$4,257	$914	$6	$66	$-	$(4,257)	$10,292
Intersegment revenues	8	-	21	-	-	(29)	-	-

Total segment operating revenues	9,314	4,257	935	6	66	(29)	(4,257)	10,292

Operations and support expenses	6,368	3,224	381	1	(16)	(29)	(3,224)	6,705
Depreciation and amortization expenses	1,857	572	2	-	30	-	(572)	1,889

Total segment operating expenses	8,225	3,796	383	1	14	(29)	(3,796)	8,594

Segment operating income	1,089	461	552	5	52	-	(461)	1,698
Interest expense	-	200	-	-	-	238	(200)	238
Interest income	-	-	-	-	-	140	-	140
Equity in net income (loss) of affiliates	-	(96)	-	112	98	-	96	210
Other income (expense) - net	-	(20)	-	-	-	45	20	45

Segment income before income taxes	1,089	145	552	117	150	(53)	(145)	1,855

At September 30, 2004 or for the nine months ended
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$27,558	$12,354	$2,742	$17	$183	$-	$(12,354)	$30,500
Intersegment revenues	23	-	64	-	-	(87)	-	-

Total segment operating revenues	27,581	12,354	2,806	17	183	(87)	(12,354)	30,500

Operations and support expenses	18,981	8,965	1,211	19	22	(87)	(8,965)	20,146
Depreciation and amortization expenses	5,618	1,689	7	-	75	-	(1,689)	5,700

Total segment operating expenses	24,599	10,654	1,218	19	97	(87)	(10,654)	25,846

Segment operating income	2,982	1,700	1,588	(2)	86	-	(1,700)	4,654
Interest expense	-	597	-	-	-	705	(597)	705
Interest income	-	3	-	-	-	376	(3)	376
Equity in net income (loss) of affiliates	-	(293)	-	713	458	-	293	1,171
Other income (expense) - net	-	(86)	-	-	-	862	86	862

Segment income before income taxes	2,982	727	1,588	711	544	533	(727)	6,358

Segment assets	66,593	26,007	2,369	12,781	75,418	(55,175)	(26,007)	101,986
Investment in equity method investees	-	2,264	-	1,946	5,779	-	(2,264)	7,725
Expenditures for additions to long-lived assets	3,406	1,751	-	-	56	-	(1,751)	3,462

For the three months ended September 30, 2003
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,149	$4,059	$924	$9	$69	$(1)	$(4,059)	$10,150
Intersegment revenues	8	-	13	-	1	(22)	-	-

Total segment operating revenues	9,157	4,059	937	9	70	(23)	(4,059)	10,150

Operations and support expenses	6,199	3,050	407	10	44	(23)	(3,050)	6,637
Depreciation and amortization expenses	1,928	521	5	-	19	-	(521)	1,952

Total segment operating expenses	8,127	3,571	412	10	63	(23)	(3,571)	8,589

Segment operating income	1,030	488	525	(1)	7	-	(488)	1,561
Interest expense	-	197	-	-	-	280	(197)	280
Interest income	-	4	-	-	-	126	(4)	126
Equity in net income (loss) of affiliates	-	(87)	-	227	110	-	87	337
Other income (expense) - net	-	(25)	-	-	-	21	25	21

Segment income before income taxes	1,030	183	525	226	117	(133)	(183)	1,765

At September 30, 2003 or for the nine months ended
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$27,536	$11,571	$2,769	$23	$194	$-	$(11,571)	$30,522
Intersegment revenues	24	-	56	-	4	(84)	-	-

Total segment operating revenues	27,560	11,571	2,825	23	198	(84)	(11,571)	30,522

Operations and support expenses	18,274	8,094	1,218	42	33	(84)	(8,094)	19,483
Depreciation and amortization expenses	5,850	1,517	16	-	59	-	(1,517)	5,925

Total segment operating expenses	24,124	9,611	1,234	42	92	(84)	(9,611)	25,408

Segment operating income	3,436	1,960	1,591	(19)	106	-	(1,960)	5,114
Interest expense	-	652	-	-	-	973	(652)	973
Interest income	-	11	-	-	-	405	(11)	405
Equity in net income (loss) of affiliates	-	(235)	-	555	618	-	235	1,173
Other income (expense) - net	-	(58)	-	-	-	1,686	58	1,686

Segment income before income taxes	3,436	1,026	1,591	536	724	1,118	(1,026)	7,405

Segment assets	69,854	25,267	1,060	8,286	61,213	(39,081)	(25,267)	101,332
Investment in equity method investees	-	2,231	-	6,465	5,302	-	(2,231)	11,767
Expenditures for additions to long-lived assets	3,180	1,768	1	-	54	-	(1,768)	3,235

NOTE 5. TRANSACTIONS WITH CINGULAR

We have made advances to Cingular that totaled $5,885 at September 30, 2004 and December 31, 2003, which mature in June 2008. Interest income earned on these advances was $90 in the third quarter and $266 for the first nine months of 2004 at an interest rate of 6.0% and $89 in the third quarter and $308 for the first nine months of 2003. In July 2003, we renegotiated the terms of these advances with Cingular to reduce the interest rate from 7.5% to 6.0%. Effective August 1, 2004, we and BellSouth Corporation (BellSouth) agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. Cingular’s Board of Directors also approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt. In addition, we and BellSouth entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offered Rate) plus 0.05%. The agreement is renewable annually upon agreement of the parties. This agreement includes a provision for the repayment of our and BellSouth’s advances made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. At September 30, 2004 our share of excess cash from Cingular related to this revolving credit agreement was approximately $30 and was reflected as a reduction in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet.

For access and long-distance services sold to Cingular on a wholesale basis, we generated revenue of $145 in the third quarter and $410 for the first nine months of 2004, and $152 in the third quarter and $363 for the first nine months of 2003. Also, under a marketing agreement with Cingular relating to Cingular customers added through SBC sales sources, we received commission revenue of $5 in the third quarter and $26 for the first nine months of 2004 and $22 in the third quarter and $50 for the first nine months of 2003. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in Net Income of Affiliates” line when we report our 60% proportionate share of Cingular’s results.

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

In April 2004, a law was enacted that provides for a temporary replacement of the 30-year treasury rate used in measuring a plan sponsor’s pension liability for funding purposes. The new law allows a plan sponsor to use a rate based on corporate bond yields (which traditionally has been higher than the 30-year treasury rate) in measuring its pension liability in 2004 and 2005. While the change has no effect on pension liabilities or costs for financial reporting purposes (which are governed by GAAP), using a higher rate will lower the pension liability, thus lowering the funding requirements for plan sponsors. We currently estimate that we will not be required to make contributions to meet minimum funding requirements in 2005. Although no significant cash contributions were required under ERISA regulations during 2004, in July 2004, we voluntarily contributed $1,000 to the pension trusts for the benefit of plan participants.

We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. We maintain Voluntary Employee Beneficiary Associations (VEBA) trusts to partially fund these postretirement benefits; however, there are no ERISA or other regulations requiring these postretirement benefit plans to be funded annually. In accordance with a February 2004 California Public Utility Commission decision, in the first quarter of 2004 we funded approximately $232 to a VEBA trust. During the third quarter of 2004, we voluntarily contributed $1,000 to a VEBA trust to partially fund postretirement benefits.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Pension cost:
Service cost - benefits earned during the period	$206	$183	$618	$548
Interest cost on projected benefit obligation	411	417	1,232	1,250
Expected return on assets	(673)	(623)	(2,013)	(1,842)
Amortization of prior service cost and transition asset	47	23	142	71
Recognized actuarial loss	11	13	33	40

Net pension cost	$2	$13	$12	$67

Postretirement benefit cost:
Service cost - benefits earned during the period	$97	$96	$285	$285
Interest cost on accumulated postretirement
benefit obligation	379	402	1,117	1,208
Expected return on assets	(161)	(145)	(540)	(393)
Amortization of prior service cost (benefit)	(80)	(28)	(268)	(83)
Recognized actuarial loss	117	103	353	310

Postretirement benefit cost	$352	$428	$947	$1,327

Combined net pension and postretirement cost	$354	$441	$959	$1,394

Our combined net pension and postretirement cost decreased $87 in the third quarter and $435 for the first nine months of 2004. As explained below, this cost decrease resulted from better than expected asset returns in 2003, changes affecting nonmanagement retirees and our accounting for the Medicare Act.

Our 2003 actual earnings on pension and postretirement assets exceeded our expected return of 8.5%. In accordance with GAAP, we have recognized a portion of these actuarial gains in 2004, which decreased our combined pension and postretirement expenses approximately $81 in the third quarter and $242 for the first nine months of 2004.

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

The labor agreements provided for changes to active nonmanagement employees’ pension benefits and medical coverage. Pension band increases will be similar to that of the wage increases, an annual average of 2.5% excluding cost-of-living adjustments. These changes decreased pension and postretirement costs approximately $4 in the third quarter and $10 for the first nine months of 2004.

During the second quarter, we made and disclosed certain nonmanagement retiree medical coverage changes that were contingent upon reaching an agreement with the CWA. This condition has now been satisfied and these previously disclosed changes are now effective and discussed below. We also agreed that prior to expiration of the agreement, we would contribute $2,000 to a VEBA trust to partially fund current and future retiree health care, $1,000 of which was contributed during the third quarter of 2004.

Effective January 1, 2005, medical coverage for nonmanagement retirees will be modified with increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $97 in the third quarter and $343 for the first nine months of 2004. For the majority of our nonmanagement labor contracts, we have also agreed to continue to waive the annual dollar value cap, which is used for the purpose of determining contributions otherwise required from retirees; thus, we will not collect monthly contributions from these nonmanagement retirees through 2009. Therefore, in accordance with the substantive plan provisions required in accounting for postretirement benefits under GAAP, we do not account for the cap in the value of our accumulated postretirement benefit obligation (i.e., for GAAP purposes, we assume the cap will be waived for all future contract periods).

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

We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $200 to $300 in future years. Our accounting for the Medicare Act decreased our postretirement cost approximately $64 in the third quarter and $191 for the first nine months of 2004. Our accounting assumes that the plans we offer will continue to provide drug benefits equivalent to Medicare Part D, that these plans will continue to be the primary plan for our retirees and that we will receive the subsidy. We expect that the Medicare Act will not have a significant effect on our retirees’ participation in our postretirement benefit plan.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost from 6.75% to 6.25%, in response to a decline in corporate bond interest rates, which increased this expense approximately $36 in the third quarter and $106 for the first nine months, (2) higher than expected medical and prescription drug claims, which increased this expense approximately $39 in the third quarter and $117 for the first nine months, and (3) our decision to extend our 2003 medical cost rates to 2004 (which increased the trend rate because we kept 2009 as the year in which we assume our medical cost trend rate will reach a final 5% expected annual increase), which increased this expense approximately $21 in the third quarter and $62 for the first nine months.

In July 2004, the Internal Revenue Service increased the interest rate applicable to our pension plan lump sum calculations from 4.93% to 5.42%. An increase in the interest rate had a negative impact on lump sum pension calculations for some of our employees. We chose to extend the 4.93% pension plan lump sum benefit payout rate through August 30, 2004. The extension of the lump sum benefit payout rate was accounted for as a special termination benefit and increased our third-quarter pension benefit expense approximately $7 in 2004.

As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,250 and $1,350 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed and a decline in plan assets used in pension and postretirement calculations, which under GAAP we would recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

NOTE 7. CINGULAR ACQUISTION OF AT&T WIRELESS

On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. In connection with the acquisition, we entered into an investment agreement with BellSouth, Cingular and certain other parties. Under the investment agreement, we and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the merger consideration for the acquisition. Based on our 60% equity ownership of Cingular, and after taking into account cash on hand at AT&T Wireless, we provided approximately $21,600 of the consideration. In exchange for this equity contribution, Cingular issued to us and BellSouth new membership interests in Cingular. Equity ownership and management control of Cingular remains unchanged after the acquisition.

As a joint venture, we account for our investment in Cingular under the equity method of accounting, recording 60% of Cingular’s earnings as “Equity in Net Income of Affiliates”. As a result of this transaction, we recorded the $21,600 contributed to Cingular to complete the AT&T Wireless acquisition as an increase in “Investments in and Advances to Cingular Wireless”, the related $8,750 of debt issued as “Debt Maturing Within One Year” and “Long-term Debt”, and a reduction in “Cash and Cash Equivalents” of $12,850. In connection with funding our equity contribution to Cingular, on October 26, 2004, we borrowed $8,750 through drawings from our $12,000, 364-day revolving credit facility, which we entered into on October 12, 2004. We repaid this borrowing with proceeds from commercial paper borrowings. On November 3, 2004, we issued $5,000 in long-term debt to partially re-pay these commercial paper borrowings. The $5,000 of long-term debt consisted of $2,250 of 4.125% 5-year notes, $2,250 of 5.100% 10-year notes and $500 of 6.150% 30-year bonds.

In April 2004, we entered into interest-rate forward contracts with a notional amount of $5,250 to partially hedge interest expense related to financing for our portion of the funding for Cingular’s acquisition of AT&T Wireless. During the third quarter we utilized a notional amount of $1,500 of these interest rate forward contracts, and incurred settlement costs of $52, by issuing $1,500 of long-term debt of which $750 matures in June 2016 with the remainder maturing in June 2034. On November 3, 2004 we issued additional long-term debt, as discussed above, and utilized the remaining amount of our interest-rate forward contracts for a settlement cost of $250. The settlement costs are accounted for as a component of “Other comprehensive income” and are being amortized as interest expense over the term of the interest payments of the related debt issuances.

With the acquisition, Cingular now serves over 47 million customers and is the largest provider of mobile wireless voice and data communications services in the U.S., based on the number of wireless customers. Also as a result of the acquisition, Cingular has access to licenses on the 850 and 1900 MHz bands to provide cellular or PCS wireless communications services covering an aggregate population of potential customers, referred to as “POPs”, of approximately 285 million, or approximately 97% of the U.S. population, including 49 of the 50 largest U.S. metropolitan areas. In accordance with a previously announced agreement, Cingular will receive wireless properties and spectrum in Virginia (including one of the top 50 metropolitan areas) from Triton PCS (Triton). Upon completion of the Triton transaction, Cingular will have coverage in all top 50 metropolitan areas. As required by the FCC and the United States Department of Justice, Cingular will divest assets, including wireless services and spectrum licenses, in parts of 11 states. These divestitures, when made, will not materially affect Cingular’s financial results or business, including Cingular’s ability to provide services in the top 100 metropolitan areas (assuming completion of the Triton transaction).

Cingular expects operations from the AT&T Wireless properties to remain weak for some time which may dilute Cingular’s performance results until they integrate AT&T Wireless’ assets and operations and successfully bring those operations under Cingular’s management. Cingular expects its costs for the remainder of 2004 and 2005 will increase significantly as it begins to integrate the operations of AT&T Wireless and that the integration of and accounting for the transaction will result in continuing higher costs for the next few years, principally due to non-cash amortization expense associated with intangible assets. Cingular expects merger synergy cost savings to begin late in the fourth quarter of 2004, although the more significant savings will not occur until later in 2005. The savings are expected to result from the elimination of redundant facilities, advertising costs, staff, functions, capital expenditures and other resources. Cingular expects these synergy savings to partially offset merger integration costs in the first two years and then contribute to higher operating margins, beginning during 2007.

NOTE 8. DISPOSITIONS

In September 2004, we sold our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) for net proceeds of approximately $1,397. The sale included SBC’s interest in DonTech II Partnership, a partnership between Donnelley and SBC that was the exclusive sales agent for Yellow Pages advertising in those two areas. This transaction closed in the third quarter of 2004 and we recorded a gain of approximately $1,357 ($827 net of tax) in our third-quarter 2004 financial results. During the third quarter of 2004, we changed our reporting for this portion of the directory business to discontinued operations (see Note 9).

In June 2004, we sold approximately 69.4 million shares of Danish telecommunications provider TDC A/S (TDC) for approximately $2,125 in cash. Approximately 51.3 million shares were sold to certain institutional investors located in Europe, the U.S. and elsewhere. TDC also repurchased 18.1 million shares. After this transaction, we owned approximately 20.6 million shares of TDC. We reported a net loss of approximately $191 ($101 net of tax) in our second-quarter 2004 financial results due to this transaction.

As a result of this transaction, we resigned all of our Board seats and removed all of our employees from day-to-day operations at TDC. Accordingly, as we no longer exerted significant influence on TDC’s operations, we were required to change from the equity method of accounting to the cost method of accounting for our remaining interest in TDC during June 2004. Therefore, we no longer record proportionate results from TDC as equity income in our financial results from the date of the disposition and the value of our investment is now reflected in the “Other Assets” line on our September 30, 2004 Consolidated Balance Sheet.

We had previously agreed to not sell our remaining approximate 20.6 million shares of TDC until December 6, 2004, subject to various exceptions, including for sales made with the prior written consent of the investment banks that conducted the sale of a portion of SBC’s shares in TDC in June of 2004. However, we received approval by those banks on November 3, 2004, and sold our remaining approximate 20.6 million shares of TDC for approximately $740 in cash. We will report a pre-tax gain of approximately $53 in our fourth-quarter 2004 financial results due to this transaction.

Also in June 2004, we sold approximately 50 percent of our indirect 18 percent stake in South African telecommunications provider Telkom S.A. Limited (Telkom) for approximately $543 in cash to South African and international institutional investors. As a result of the transaction, we now hold an indirect investment of approximately 9 percent in Telkom. We reported a net loss of approximately $68 ($45 net of tax) in our second-quarter 2004 financial results due to this transaction. Because we retain significant representation on Telkom’s board of directors and participation and influence on operations, we continue to use the equity method of accounting for our remaining interest in Telkom.

As part of this transaction, Thintana Communications LLC the holder of the Telkom shares SBC beneficially owns, has agreed not to sell any of its remaining stake prior to the date of the release of Telkom’s interim financial results (which is scheduled for November 15, 2004) subject to exceptions for sales: into a public tender offer or exchange offer for all shares of Telkom; made to Telkom not part of a pro rata repurchase program; to affiliates of SBC or its benefits plans provided they agree to the same transfer restriction; or with the prior written consent of the investment banks that conducted the sale to institutional investors.

NOTE 9. DISCONTINUED OPERATIONS

In July 2004, we entered into an agreement to sell our interest in the directory advertising business in Illinois and northwest Indiana to Donnelley. In September 2004, we completed the sale and received net proceeds of approximately $1,397 and recorded a gain of approximately $1,357 ($827 net of tax, or $0.25 per diluted share).

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, we have reclassified the results from our directory advertising business in Illinois and northwest Indiana as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results and the gain associated with the sale of this business are presented in the “Income From Discontinued Operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in our directory segment.

Summarized financial information for the Illinois and northwest Indiana directory advertising business is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Operating revenues	$78	$120	$311	$360
Operating income	35	49	132	144
Income taxes	13	19	51	56
Net income from operations	22	30	81	88
Gain on disposal, net of tax	827	-	827	-

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” on our Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, and consist of the following:

	September 30, 2004	December 31, 2003

Accounts receivable, net	$-	$18
Deferred expenses	-	207
Noncurrent assets	-	27

Total Assets	-	252

Accounts payable and accrued liabilities	-	82
Other current liabilities	697	235
Noncurrent liabilities	-	11

Total Liabilities	$697	$328

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC”. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2003 and prior Form 10-Q’s for 2004. In our tables throughout this section, percentage increases and decreases that equal or exceed 100% are not considered meaningful and are denoted with a dash.

Consolidated Results In accordance with accounting principles generally accepted in the United States (GAAP), our financial statements for all periods presented reflect results from our sold directory advertising business in Illinois and northwest Indiana as discontinued operations. The operational results and the gain associated with the sale of that business are presented in the “Income From Discontinued Operations, net of tax” line item on the Consolidated Statements of Income. Our financial results in the third quarter and for the first nine months of 2004 and 2003 are summarized as follows:

Third Quarter	Nine-Month Period

	2004	2003	Percent Change	2004	2003	Percent Change

Operating revenues	$10,292	$10,150	1.4%	$30,500	$30,522	(0	.1)%
Operating expenses	8,594	8,589	0.1	25,846	25,408	1.7
Operating income	1,698	1,561	8.8	4,654	5,114	(9.0)
Income before income taxes	1,855	1,765	5.1	6,358	7,405	(14.1)
Income from continuing operations	1,245	1,186	5.0	4,291	4,971	(13.7)
Income from discontinued operations,
net of tax	849	30	-	908	88	-
Income before cumulative effect
Of accounting changes	2,094	1,216	72.2	5,199	5,059	2.8
Cumulative effect of accounting
changes, net of tax [1]	-	-	-	-	2,541	-

Net Income	2,094	1,216	72.2	5,199	7,600	(31.6)

[1]	The first nine months of 2003 includes cumulative effect of accounting changes of $2,541: a $3,677 benefit related to the adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143); and a $1,136 charge related to the January 1, 2003 change in the method in which we recognize revenues and expenses related to publishing directories from the "issue basis" method to the "amortization" method.

Overview Our operating income increased $137, or 8.8%, in the third quarter and decreased $460, or 9.0%, for the first nine months of 2004. The increase in the third quarter was driven by growth in long-distance voice and data revenue which more than offset the decline in voice revenue. The decrease for the first nine months was primarily due to increased expenses from strike preparation and labor settlements. Revenue for the first nine months was essentially flat as the growth in long-distance voice and data revenue offset the decline in voice revenue which resulted from a decline in retail access lines. The decline in retail access lines historically has been primarily attributable to customers moving from our retail lines to competitors using our wholesale lines provided under the Unbundled Network Element-Platform (UNE-P) rules. UNE-P rules require us to sell our lines and the end-to-end services provided over those lines to competitors at below cost while still absorbing the costs of deploying, provisioning, maintaining and repairing those lines. Competitors can then take advantage of these below-cost rates to offer services at lower prices. However, as of the end of the third quarter, we reported a decrease in the number of UNE-P lines compared with the end of the second quarter of 2004, reflecting continued success in our bundling strategy described below and recently announced pullbacks from competitors in the consumer market. See our “Competitive and Regulatory Environment” section for further discussion of UNE-P developments. Additional factors contributing to the declines in retail access lines were increased competition, including customers using wireless technology and cable instead of phone lines for voice and data and customers disconnecting their additional lines when purchasing broadband services such as digital subscriber line (DSL). Although retail access line losses have continued, the trend has slowed recently, reflecting our ability to now offer retail interLATA (traditional long-distance) service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (“bundles”).  Going forward, our reported financial results will be affected by Cingular's acquistion of AT&T Wireless, which occurred on October 26, 2004, as discussed later in "Other Business Matters - Cingular Acquisition of AT&T Wireless."

Operating revenues Our operating revenues increased $142, or 1.4%, in the third quarter and decreased $22, or 0.1%, for the first nine months of 2004. Long-distance voice revenues increased $197 in the third quarter and $571 for the first nine months of 2004 primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (bundling). Data revenues increased $157 in the third quarter and $561 for the first nine months of 2004, primarily driven by continued growth in DSL, our broadband internet-access service. These increases in data and long-distance voice revenues were partially offset in the third quarter and entirely for the first nine months by lower voice revenues resulting from the loss of retail access lines, as well as the uncertain U.S. economy (more evident in the first quarter) and increased competition. Our third-quarter and year-to-date revenues include a net increase of approximately $60 from regulatory and other matters, including the effect on prior periods of the California Public Utilities Commission’s (CPUC) September decision on UNE-P rates. (See our “Wireline Segment Results” section.)

Operating expenses Our operating expenses increased $5, or 0.1%, in the third quarter and $438, or 1.7%, for the first nine months of 2004. Costs associated with our growth initiatives, including increased equipment sales and services to upgrade and integrate customer network components (network integration services), increased operating expenses approximately $149 in the third quarter and $396 for the first nine months of 2004. A large component of the increases for the first nine months was a charge of approximately $263 in the second quarter of 2004 reflecting net impacts from strike preparation and labor settlements. Additional increases for the first nine months of 2004 were driven by costs associated with traffic compensation (fees paid for access to another carrier’s network), primarily due to higher traffic generated by growth in our long-distance business; however in the third quarter these costs were essentially flat. These expenses are discussed in greater detail in our “Wireline Segment Results” section. The increases were partially offset by decreases in our combined net pension and postretirement cost (see further discussion below) and lower depreciation and amortization expenses.

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost decreased $87 in the third quarter and $435 for the first nine months of 2004. As explained below, this cost decrease resulted from better than expected asset returns in 2003, changes affecting nonmanagement retirees and our accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act).

Our 2003 actual earnings on pension and postretirement assets exceeded our expected return of 8.5%. In accordance with GAAP, we have recognized a portion of these actuarial gains in 2004, which decreased our combined pension and postretirement expenses approximately $81 in the third quarter and $242 for the first nine months of 2004.

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

The labor agreements provided for changes to active nonmanagement employees’ pension benefits and medical coverage. Pension band increases will be similar to that of the wage increases, an annual average of 2.5% excluding cost-of-living adjustments. These changes decreased pension and postretirement costs approximately $4 in the third quarter and $10 for the first nine months of 2004.

During the second quarter, we made and disclosed certain nonmanagement retiree medical coverage changes that were contingent upon reaching an agreement with the CWA. This condition has now been satisfied and these previously disclosed changes are now effective and discussed below. We also agreed that prior to expiration of the agreement, we would contribute $2,000 to a Voluntary Employee Benefit Association (VEBA) trust to partially fund current and future retiree health care, $1,000 of which was contributed during the third quarter of 2004.

Effective January 1, 2005, medical coverage for nonmanagement retirees will be modified with increased co-pays and deductibles for prescription drugs and certain medical services. These changes reduced our postemployment cost approximately $97 in the third quarter and $343 for the first nine months of 2004. For the majority of our nonmanagement labor contracts, we have also agreed to continue to waive the annual dollar value cap, which is used for the purpose of determining contributions otherwise required from retirees; thus, we will not collect monthly contributions from these nonmanagement retirees through 2009. Therefore, in accordance with the substantive plan provisions required in accounting for postretirement benefits under GAAP, we do not account for the cap in the value of our accumulated postretirement benefit obligation (i.e., for GAAP purposes, we assume the cap will be waived for all future contract periods).

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

We expect that accounting for the Medicare Act will result in an annual decrease in our prescription drug expenses ranging from $200 to $300 in future years. Our accounting for the Medicare Act decreased our postretirement cost approximately $64 in the third quarter and $191 for the first nine months of 2004. Our accounting assumes that the plans we offer will continue to provide drug benefits equivalent to Medicare Part D, that these plans will continue to be the primary plan for our retirees and that we will receive the subsidy. We expect that the Medicare Act will not have a significant effect on our retirees’ participation in our postretirement benefit plan.

Offsetting these decreases in pension and postretirement expense were: (1) the reduction of the discount rate used to calculate service and interest cost for the year from 6.75% to 6.25%, in response to a decline in corporate bond interest rates, which increased this expense approximately $36 in the third quarter and $106 for the first nine months, (2) higher than expected medical and prescription drug claims, which increased this expense approximately $39 in the third quarter and $117 for the first nine months, and (3) our decision to extend our 2003 medical cost rates to 2004 (which increased the trend rate because we kept 2009 as the year in which we assume our medical cost trend rate will reach a final 5% expected annual increase), which increased this expense approximately $21 in the third quarter and $62 for the first nine months.

In July 2004, the Internal Revenue Service increased the interest rate applicable to our pension plan lump sum calculations from 4.93% to 5.42%. An increase in the interest rate had a negative impact on lump sum pension calculations for some of our employees. We chose to extend the 4.93% pension plan lump sum benefit payout rate through August 30, 2004. The extension of the lump sum benefit payout rate was accounted for as a special termination benefit and increased our third-quarter pension benefit expense approximately $7 in 2004.

As a result of these economic impacts and assumption changes discussed above, we expect a combined net pension and postretirement cost of between $1,250 and $1,350 in 2004. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed and a decline in plan assets used in pension and postretirement calculations, which under GAAP we would recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Over the past 12 months, we have reduced our workforce by approximately 7,000, primarily through normal attrition. Based on a number of initiatives to improve efficiencies, we currently anticipate there will continue to be additional workforce reductions through attrition or involuntary programs that could exceed 10,000 by December 31, 2005.

Interest expense decreased $42, or 15.0%, in the third quarter and $268, or 27.5%, for the first nine months of 2004. The decrease was primarily due to expenses recorded in 2003 that were associated with the early redemption of approximately $1,743 of our bonds. Interest expense also decreased due to the resulting lower debt levels. We expect our future interest expense to increase since we issued debt upon the closing of Cingular Wireless’ (Cingular) acquisition of AT&T Wireless Services Inc. (AT&T Wireless) (see “Liquidity and Capital Resources”).

Interest income increased $14, or 11.1%, in the third quarter and decreased $29, or 7.2%, for the first nine months of 2004. The increase in the third quarter is due to an increase in investments. The decrease for the first nine months is due to a decrease in the interest rate charged to Cingular (see Note 6) partially offset by the increase in investment balances. We expect interest income to decline in the fourth quarter as most of these investments were used to fund our portion of the purchase price of AT&T Wireless.

Equity in net income of affiliates decreased $127, or 37.7%, in the third quarter and $2, or 0.2%, for the first nine months of 2004. The third-quarter decline was due to lower results from Cingular and our international holdings, including lower levels of ownership because of our recent dispositions.

The results for the first nine months of 2004 included increased income from our international holdings, primarily related to TDC A/S’s (TDC) gain on the sale of its interest in Belgacom S.A. (Belgacom), offset by a decline in Cingular’s results. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income of affiliates” line item in our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section and results from our international holdings are discussed in detail in “International Segment Results”.

Other income (expense) — net We had other income of $45 in the third quarter and $862 for the first nine months of 2004 as compared to $21 in the third quarter and $1,686 for the first nine months of 2003. Results in the third quarter of 2004 primarily consisted of a $51 gain on the sale of shares of Amdocs Limited (Amdocs). Results in the third quarter of 2003 included a gain of approximately $31 on the sale of BCE, Inc. (BCE) shares, partially offset by a $10 loss on the sale of a building.

Other income for the first nine months of 2004 primarily included a gain of approximately $832 on the sale of our investment in Belgacom, a gain of $57 on the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil) and gains of $270 on the sale of shares of Amdocs and Yahoo! (Yahoo). These 2004 gains were partially offset by 2004 losses of approximately $191 on the sale of shares of TDC, $68 on the sale of shares of Telkom S.A. Limited (Telkom) and $21 on the sale of another investment. Results for the first nine months of 2003 primarily consisted of a gain of approximately $1,574 on the sale of our interest in Cegetel S.A. and gains of $104 on the sale of Yahoo and BCE shares.

Income taxes increased $31, or 5.4%, in the third quarter and decreased $367, or 15.1%, for the first nine months of 2004. Our effective tax rate on continuing operations was 32.9% in the third quarter of 2004 compared to 32.8% in the third quarter of 2003 and 32.5% for the first nine months of 2004 compared to 32.9% for the first nine months of 2003. The increase in income taxes in the third quarter was primarily due to an increase in operating income. The decrease for the first nine months of 2004 was primarily due to a decrease in income before income taxes. Other factors that impacted our income tax and effective tax rate for the first nine months of 2004 include the accelerated recognition of tax benefits related to the sale of foreign investments, discussed above, and non-taxable Medicare Act reimbursement accruals made in 2004.

Income from Discontinued Operations, net of tax increased $819 in the third quarter and $820 for the first nine months of 2004. Discontinued operations consist of the portion of our directory operations that was sold on September 1, 2004. The increase was due to the gain on the sale of these operations of $827, net of tax (see Note 9). Revenues from discontinued operations decreased $42, or 35.0%, in the third quarter and $49, or 13.6%, for the first nine months of 2004. Expenses decreased $28, or 39.4%, in the third quarter and $37, or 17.1%, for the first nine months of 2004. Results in the third quarter and for the first nine months of 2004 do not include the sold operations’ September activity, which resulted in decreases in revenues and expenses.

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

Selected Financial And Operating Data
September 30,
	2004	2003

Debt ratio[1]	31.2%	32.5%
Switched access lines in service	52,936	55,260
Wholesale lines (000)	7,150	6,997
Long-distance lines in service[2] (000)	19,763	11,507
DSL lines in service (000)	4,679	3,138
Number of SBC employees	165,520	172,540
Cingular Wireless customers[3] (000)	25,672	23,385

[1]	See our "Liquidity and Capital Resources" section for discussion.
[2]	Total includes approximately 118,000 lines added in the second quarter of 2004 when we changed our long-distance counting methodology to conform to our access line counting methodology.
[3]	Amounts represent 100% of the cellular/PCS (wireless) customers of Cingular.

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

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services. During the second quarter we began a full-scale offering of satellite television services through our agreement with EchoStar Communications Corp (“SBC|DISH Network” offering). In discussing regional trends in this segment, the “Midwest” refers to Illinois, Indiana, Michigan, Ohio and Wisconsin; the “Southwest” refers to Arkansas, Kansas, Missouri, Oklahoma and Texas; the “West” refers to California and Nevada; and the “East” refers to Connecticut (all combined, “13-state area”).

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes our directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months. Results for all periods presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana (see Note 9).

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

Wireline
Segment Results

Third Quarter	Nine-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Segment operating revenues
Voice	$5,286	$5,447	(3	.0)%	$15,705	$16,752	(6	.3)%
Data	2,733	2,576	6.1		8,107	7,546	7.4
Long-distance voice	865	668	29.5		2,429	1,858	30.7
Other	430	466	(7.7)		1,340	1,404	(4.6)

Total Segment Operating Revenues	9,314	9,157	1.7		27,581	27,560	0.1

Segment operating expenses
Cost of sales	4,090	4,055	0.9		12,202	11,796	3.4
Selling, general and administrative	2,278	2,144	6.3		6,779	6,478	4.6
Depreciation and amortization	1,857	1,928	(3.7)		5,618	5,850	(4.0)

Total Segment Operating Expenses	8,225	8,127	1.2		24,599	24,124	2.0

Segment Income	$1,089	$1,030	5.7%		$2,982	$3,436	(13	.2)%

Our wireline segment operating income margin was 11.7% in the third quarter of 2004, compared to 11.2% in the third quarter of 2003, and 10.8% for the first nine months of 2004, compared to 12.5% for the first nine months of 2003. The improvement in our wireline segment operating margin in the quarter was due to higher data and long-distance voice revenue which more than offset the decline in voice revenue. The decline in our wireline segment operating income margin for the first nine months was primarily due to increased expenses related to strike preparation and labor settlements, as revenue was essentially flat, because the decline in voice revenue was offset by increased data and long-distance voice revenue. The decline in voice revenue was due primarily to the loss of revenues from a net decline in retail access lines (as shown in the following table) from 2003 to 2004 of 2,434,000, or 5.1%. This decline was caused primarily by our providing below-cost UNE-P lines to competitors. (The UNE-P rules and their impact are discussed in “Competitive and Regulatory Environment”.) Additional factors contributing to the margin decrease were loss of revenues from the uncertain U.S. economy (primarily during the first quarter), increased competition, the cost of our growth initiatives in long-distance, DSL and the large-business market, and an increase in customers disconnecting additional lines and using wireless technology and cable instead of phone lines for voice and data.

Following is a summary of our switched access lines:

Switched Access Lines

September 30,	Increase
(in 000s)	2004	2003	(Decrease)

Retail Consumer
Primary [1]	23,279	24,257	(978)
Additional [1]	4,441	5,009	(568)

Retail Consumer Sub-total	27,720	29,266	(1,546)

Retail Business	17,626	18,514	(888)

Retail Sub-total	45,346	47,780	(2,434)

Percent of total switched access lines	85.7%	86.4%
UNE-P	6,782	6,495	287
Resale	368	502	(134)

Wholesale Sub-total	7,150	6,997	153

Percent of total switched access lines	13.5%	12.7%
Payphone (retail and wholesale)	440	483	(43)

Percent of total switched access lines	0.8%	0.9%
Total Switched Access Lines	52,936	55,260	(2,324)

DSL Lines in Service	4,679	3,138	1,541

[1]	September 30, 2004 amounts include a reclassification that moved 68,000 retail consumer lines from primary to additional. Amounts at September 30, 2003 were not adjusted as the information was not readily available. The reclassification does not impact total retail lines in service.

Total switched access lines in service at September 30, 2004 declined 2,324,000 from September 30, 2003 levels. During this same period, wholesale lines increased by 153,000. However, since June 30, 2004, wholesale lines decreased 213,000, or 2.9%. The decline in total access lines reflects many factors including the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, the continued growth in alternative communication technologies such as wireless, cable and other internet-based systems and continuing slow demand from U.S. businesses. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on the UNE-P rules to offer service (i.e., one of our wholesale customers), we lose all revenue when a retail wireline customer shifts to an alternative technology such as cable, wireless or the internet using VoIP (absent becoming a Cingular customer). Increasing use of alternative technologies and the continuing existence of the UNE-P rules will continue to pressure our wireline segment’s operating margins. Our wholesale lines are subject to rules written by the Federal Communications Commission (FCC). As they are currently written, these rules allow each state to set UNE-P rates, which are generally below our cost to maintain the lines. However, our cost to service and maintain wholesale lines is essentially the same as for retail lines. For a more detailed discussion on the UNE-P rules see “Competitive and Regulatory Environment.” As of September 30, 2004, we have lost approximately 6.9 million customer lines to competitors through UNE-P (includes 92,000 UNE-P lines included in Payphone in the table above) since the UNE-P rules were adopted. During the first nine months of 2004, we lost approximately 1.4 million less than during the same period in 2003.

While retail access lines have continued to decline, the trend has slowed reflecting our ability to offer traditional long-distance service and the introduction of bundled offerings in those regions (see “Long-distance voice” below). As a result of our launch of interLATA long-distance service in the Midwest region in September and October 2003, access line losses in this region have declined similar to our experience in our other regions. Retail access lines for our Midwest region decreased 5.8% since September 30, 2003, compared with declines of 5.1% in our Southwest region and 4.3% in our West region for the same period. For the first nine months of 2004 retail access lines for our Midwest region decreased 4.1%, compared with declines of 4.0% in our Southwest region and 3.1% in our West region for the same period. Nevertheless, the expected favorable impact from offering long-distance service in our Midwest region may be somewhat mitigated by the UNE-P rates in effect in those states, which are generally lower than in our other states. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $161, or 3.0%, in the third quarter and $1,047, or 6.3%, for the first nine months of 2004 primarily due to the loss of retail access lines. The decline in retail lines primarily reflects increased competition, including customers using wireless technology and cable instead of phone lines for voice and data, the disconnection of additional lines for DSL service and other reasons, and the uncertain economy (see the table above). An increase in UNE-P lines also contributed to the decline in retail lines. The access line declines decreased revenues approximately $183 in the third quarter and $675 for the first nine months of 2004. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $97 in the third quarter and $347 for the first nine months. A decline in demand for calling features (e.g., Caller ID and voice mail) due in part to the access line declines and an uncertain economy decreased revenues approximately $33 in the third quarter and $151 for the first nine months of 2004.

Continued declines in demand for voice equipment located on customer premises decreased revenues approximately $34 in the third quarter and $79 for the first nine months of 2004. Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $15 in the third quarter and $67 for the first nine months of 2004, as more customers chose broader long-distance and other bundled offerings. Reduced demand for inside wire service agreements decreased revenues approximately $7 in the third quarter and $57 for the first nine months. Lower demand for retail payphone services decreased revenues approximately $17 in the third quarter and $50 for the first nine months of 2004. We expect payphone access lines and revenue to continue to decline in future periods.

Partially offsetting these revenue declines, net settlements and billing adjustments with our wholesale customers increased revenues approximately $48 in the third quarter and $160 for the first nine months of 2004. Revenue increased by $66 in the third quarter and for the first nine months of 2004 related to a September 2004 ruling by the CPUC that retroactively increased UNE-P rates we could charge in California. As a result of recent developments, revenue increased by $37 in the third quarter and for the first nine months of 2004 due to our re-evaluation of an accrual related to FCC proceedings on the inclusion of other post-retirement benefit costs in previous tariff filings (see additional discussion in Competitive and Regulatory Environment section). Demand for wholesale services, primarily UNE-P lines provided to competitors, increased revenues approximately $30 in the third quarter and $91 for the first nine months.

Data revenues increased $157, or 6.1%, in the third quarter and $561, or 7.4%, for the first nine months of 2004. These increases were primarily due to continued growth in DSL, our broadband internet-access service, which increased data revenues approximately $132 in the third quarter and $402 for the first nine months. The number of DSL lines in service grew to approximately 4.7 million as compared to 3.1 million during the same period of 2003. Additionally, revenues from data equipment sales and network integration services increased approximately $80 in the third quarter and $267 for the first nine months.

Revenue from our high-capacity transport services decreased approximately $55 in the third quarter and $80 for the first nine months of 2004. Our high-capacity transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 60% of total data revenues in the third quarter of 2004 and 66% in the third quarter of 2003. Included in our high-capacity transport results was the impact of a one-time MCI, Inc. (MCI) (formerly known as WorldCom) settlement in the third quarter of 2003 which increased 2003 high-capacity revenues approximately $45. Also included in our high-capacity results was the impact of the continued implementation of the 2000 federal Coalition for Affordable Local and Long Distance Services (CALLS) order which was flat in the third quarter and decreased revenue approximately $44 for the first nine months of 2004. Our high-capacity results also reflected a revenue decrease of $15 in the third quarter and for the first nine months related to the September 2004 California order described above which retroactively lowered rates for data services in the California UNE-P pricing.

Long-distance voice revenues increased $197, or 29.5%, in the third quarter and $571, or 30.7%, for the first nine months of 2004. The third-quarter increase was primarily driven by increased sales of combined long-distance and local calling fixed-fee offerings (referred to as bundling). Sales of our bundling offers continue to increase in all regions with significantly improved results in our Midwest region, where we launched long-distance service in late September and October 2003.

Retail interLATA (traditional) long-distance revenues increased approximately $216 in the third quarter and $638 for the first nine months of 2004, reflecting our recent ability to offer nationwide long-distance services. In addition to our previous entries into the Arkansas, Kansas, Missouri, Oklahoma, Texas and Connecticut long-distance markets, we entered the long-distance markets in California in late December 2002; Nevada in April 2003; Michigan in late September 2003 and, Illinois, Indiana, Ohio and Wisconsin in late October 2003. Also contributing to the increase was continued growth in our international calling bundles and our business long-distance service. Our retail international long-distance revenue increased approximately $28 in the third quarter and $122 for the first nine months of 2004 due to higher call volumes that originate or terminate internationally. In addition, revenue from our toll-free and calling card services increased approximately $16 in the third quarter and $55 for the first nine months.

Partially offsetting these increases was a decline of approximately $76 in the third quarter and $271 for the first nine months of 2004 in retail intraLATA long-distance (local toll) revenues. The decrease in intraLATA revenues is due to a decline in minutes of use, price decreases caused by increased competition and our fixed-fee bundling packages and access line losses. A majority of the intraLATA revenue decline in the third quarter and for the first nine months was primarily due to decreases in billed intraLATA minutes of use. Market-driven price reductions decreased intraLATA revenues approximately $24 in the third quarter and $71 for the first nine months. IntraLATA revenues declined approximately $11 in the third quarter and $43 for the first nine months due to access line losses. The decline in usage mainly related to the increased sales of our fixed-fee bundles, which do not separately bill minutes of use. If the growth rate in these fixed-fee bundles were to decline as our interLATA long-distance markets continue to mature, we would expect these declining intraLATA revenue trends to also diminish.

Other operating revenues decreased $36, or 7.7%, in the third quarter and $64, or 4.6%, for the first nine months of 2004. Various one-time net billing adjustments decreased revenue approximately $36 in the third quarter and $69 for the first nine months. Revenue from directory and operator assistance, billing and collection services provided to other carriers and other miscellaneous products and services decreased approximately $30 in the third quarter and $67 for the first nine months of 2004. Commission revenue received from Cingular related to Cingular customers added through SBC sales sources decreased $17 in the third quarter and $24 for the first nine months of 2004 reflecting more stringent credit policies put in place in 2004. Partially offsetting these revenue decreases, our co-branded SBC|DISH Network satellite TV service increased revenue approximately $31 in the third quarter and $44 for the first nine months of 2004. Price increases in directory assistance increased revenues approximately $12 in the third quarter and $40 for the first nine months.

Cost of sales expenses increased $35, or 0.9%, in the third quarter and $406, or 3.4%, for the first nine months of 2004. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Costs associated with equipment sales and related network integration services, our SBC|DISH Network satellite TV service and DSL modems increased approximately $149 in the third quarter and $396 for the first nine months of 2004, reflecting our emphasis on our growth initiatives in the large business market, video and DSL. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $76 in the third quarter and $262 for the first nine months. As a result of our labor contract settlements, accrual of a retiree bonus increased expenses $154 for the first nine months of 2004. Traffic compensation expense (for access to another carrier’s network) decreased approximately $10 in the third quarter as the amount we paid on local traffic terminating on competitor networks and to wireless customers declined by $107 while the higher traffic generated from our long-distance service now available nation-wide increased by $97. For the first nine months of 2004, traffic compensation expense increased approximately $120 as the higher traffic expense generated from our long-distance service of $481 was partially offset by lower rates we paid of $361 on local traffic terminating on competitor networks and to wireless customers. Expenses also increased approximately $9 in the third quarter and $44 for the first nine months due to the reversal of severance accruals in 2003, which reduced expenses for that period.

Partially offsetting the increases, our combined net pension and postretirement cost (which includes certain employee-related benefits) decreased approximately $73 in the third quarter and $271 for the first nine months of 2004 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act. See our “Consolidated Results” section for further discussion of combined net pension and postretirement benefit.

Lower employee levels decreased expenses, primarily salary and wages, approximately $81 in the third quarter and $169 for the first nine months. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs decreased approximately $32 in the third quarter and $164 for the first nine months of 2004.

We expect continued increases in expenses for the remainder of 2004 related to our SBC|DISH Network satellite TV service and large business initiatives.

Selling, general and administrative expenses increased $134, or 6.3%, in the third quarter and $301, or 4.6%, for the first nine months of 2004. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Other non-employee related expenses such as contract services, agent commissions and materials and supplies costs increased approximately $80 in the third quarter and $148 for the first nine months. Expenses also increased approximately $36 in the third quarter and $62 for the first nine months due to the reversal of severance accruals in 2003, which reduced expenses for that period. Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $11 in the third quarter and $106 for the first nine months of 2004. Our provision for uncollectible accounts increased approximately $52 in the third quarter due to the reversal of MCI and E-Rate program reserves in 2003. For the first nine months of 2004, our provision for uncollectible accounts decreased approximately $100 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers. As a result of our labor contract settlements, accrual of a retiree bonus increased expenses approximately $79 for the first nine months of 2004.

Advertising expense decreased approximately $38 in the third quarter and increased approximately $32 for the first nine months of 2004 primarily driven by our launch of long-distance service in new markets, promotion of DSL and bundling initiatives. Our combined net pension and postretirement cost (which includes certain employee-related benefits) increased approximately $4 in the third quarter and decreased $50 for the first nine months of 2004 reflecting changes in nonmanagement retirees’ medical coverage and our accounting for the Medicare Act. See our “Consolidated Results” section for further discussion of combined net pension and postretirement benefit.

Depreciation and amortization expenses decreased $71, or 3.7%, in the third quarter and $232, or 4.0%, for the first nine months of 2004 due primarily to lower capital expenditures over the last two years.

Cingular
Segment Results

Third Quarter	Nine-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Segment operating revenues
Service revenue	$3,838	$3,676	4.4%		$11,197	$10,689	4.8%
Equipment revenues	419	383	9.4		1,157	882	31.2

Total Segment Operating Revenues	4,257	4,059	4.9		12,354	11,571	6.8

Segment operating expenses
Cost of services and equipment sales	1,657	1,609	3.0		4,564	4,167	9.5
Selling, general and administrative	1,567	1,441	8.7		4,401	3,927	12.1
Depreciation and amortization	572	521	9.8		1,689	1,517	11.3

Total Segment Operating Expenses	3,796	3,571	6.3		10,654	9,611	10.9

Segment Operating Income	461	488	(5.5)		1,700	1,960	(13.3)

Interest Expense	200	197	1.5		597	652	(8.4)

Equity in net income (loss) of
affiliates, net	(96)	(87)	(10.3)		(293)	(235)	(24.7)

Other, net	(20)	(21)	4.8		(83)	(47)	(76.6)

Segment Income	$145	$183	(20	.8)%	$727	$1,026	(29	.1)%

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

In the fourth quarter of 2003, to be consistent with emerging industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for the universal service fund (USF) and certain other regulatory fees as “Service revenues” and the payments by Cingular of these fees into the regulatory funds as “Cost of services and equipment sales”. This amount totaled $105 in the third quarter and $241 for the first nine months of 2003. Operating income and net income for all restated periods were not affected. These fees, which are fully offset, increased “Service revenues” and “Cost of services and equipment sales” $4 in the third quarter and $65 for the first nine months of 2004 compared to the third quarter and first nine months of 2003.

On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. Based on our 60% equity ownership of Cingular, we provided approximately $21,600 of the purchase price (see “Liquidity and Capital Resources”). Equity ownership and management control of Cingular will not be affected by the acquisition. See “Other Business Matters” for more details.

On September 22, 2004, Cingular, AT&T Wireless and Triton PCS (Triton) signed a definitive agreement to acquire wireless properties and spectrum from Triton. Cingular will pay approximately $175 and receive wireless properties and spectrum in Virginia (including one of the top 50 metropolitan areas) and Triton PCS will receive AT&T Wireless’ spectrum and properties in North Carolina and Puerto Rico.

In September 2004, Cingular agreed to sell Cingular Interactive, L.P. (Cingular Interactive) to newly formed affiliates of Cerberus Capital Management, L.P. (Cerberus). The sale includes Cingular Interactive’s Mobitex network, customer service operations, information technology systems and the transfer of most of Cingular Interactive’s customers. Cingular will retain Cingular Interactive’s direct e-mail customers, as well as several other major accounts and continue offering Mobitex data products as a reseller of Cerberus services. In connection with this agreement Cingular evaluated the recoverability of its Cingular Interactive long-lived asset carrying values, including property, plant and equipment and FCC licenses and recorded a charge of approximately $31 reflecting the decline in the assets’ fair value at September 30, 2004.

In May 2004, Cingular announced it would end its network infrastructure joint venture with T-Mobile USA (T-Mobile) in New York City, California and Nevada. Cingular will sell its California/Nevada network and certain California/Nevada spectrum to T-Mobile for approximately $2,300 in cash, net of dissolution payments, and retain the right to utilize the California/Nevada and New York City networks during a four-year transition period. In connection with the dissolution of the venture, Cingular and T-Mobile will exchange spectrum at a future date. As agreed to as part of the original joint venture agreement, Cingular will receive 10 MHz of spectrum in New York City and T-Mobile will receive 5 MHz of spectrum in nine basic trading areas (BTAs) in California and Nevada, the largest of which is San Diego. Cingular also agreed to sell 10 MHz of spectrum to T-Mobile in each of the San Francisco, Sacramento and Las Vegas BTAs for $180. T-Mobile will also have the option to purchase an additional 10 MHz of spectrum in the Los Angeles and San Diego BTAs from Cingular within two years, under certain circumstances.

In April 2004, Cingular completed the purchase of licenses for wireless spectrum issued by the FCC in 34 markets for $1,400 from NextWave Telecom, Inc. (NextWave).

Cingular’s segment operating income margin was 10.8% in the third quarter and 13.8% for the first nine months of 2004, compared to 12.0% in the third quarter and 16.9% for the first nine months of 2003. The decrease in our Cingular segment operating income margin was largely caused by higher expenses. Cingular’s operating margin also declined due to declining average revenue per customer compared to 2003 due to customer shifts to all inclusive rate plans that include roaming, long-distance and “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year). An increase in customers on “rollover” plans tends to lower average monthly revenue since unused minutes (and associated revenue) are deferred until subsequent months, up to one year. Operating expenses increased $225, or 6.3%, in the third quarter and $1,043, or 10.9%, for the first nine months of 2004 primarily due to customer acquisition costs related to Cingular’s higher gross customer additions. Network operating costs also increased due to ongoing growth in customer usage, incremental costs related to Cingular’s Global System for Mobile Communication (GSM) network upgrade completion. Also contributing to higher operating expenses was increased costs of equipment sales, primarily related to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions. However, in the third quarter handset equipment cost decreased due to a 24.4% decline in handset upgrade costs. Higher network operating costs also reflect Cingular’s redundant expenses related to concurrently operating its Time Division Multiple Access (TDMA) and GSM networks. Operating expenses also included $43 for integration planning costs related to the acquisition of AT&T Wireless and a $31 charge related to a decrease in the fair value of Cingular Interactive’s Mobitex business.

Only partially offsetting these expense increases was revenue growth of 4.9% in the third quarter and 6.8% for the first nine months of 2004. At September 30, 2004, Cingular had approximately 25,672,000 cellular/PCS (wireless) customers, a 9.8% increase compared to 23,385,000 wireless customers at September 30, 2003. Including adjustments, during the first nine months of 2004 Cingular’s wireless customers increased 1,645,000 and net customer additions increased 185,000 as compared to the first nine months of 2003. See further discussion of the details of our Cingular segment revenue and expenses below.

Service revenues increased $162, or 4.4%, in the third quarter and $508, or 4.8%, for the first nine months of 2004 primarily due to an increase in Cingular’s average number of wireless customers of 10.0% in the third quarter and 10.6% for the first nine months of 2004. Data services also increased $72 in the third quarter and $166 for the first nine months, primarily due to short messaging services (generally referred to as text messaging); data service revenues represent approximately 4.0% of Cingular’s total revenues for the first nine months of 2004. Excluding the USF related fees mentioned previously, Cingular’s regulatory fees increased approximately $32 in the third quarter and $84 for the first nine months of 2004. Partially offsetting the impact of these increases was a decline of approximately $10 in the third quarter and $68 for the first nine months in roaming revenues from other wireless carriers for use of Cingular’s network, including AT&T Wireless. The third-quarter decrease in roaming revenues was due to lower negotiated roaming rates while the revenue decline for the first nine months was due to lower negotiated rates and other carriers continuing to construct and/or better utilize their own networks. Cingular expects future roaming revenues from other carriers to decline significantly due to the acquisition of AT&T Wireless. In addition, roaming revenues from Cingular customers decreased approximately $53 in the third quarter and $77 for the first nine months mainly due to the impact of free roaming minutes that are bundled with Cingular’s all inclusive regional and national rate plans.

Equipment revenues increased $36, or 9.4%, in the third quarter and $275, or 31.2%, for the first nine months of 2004 driven by increased handset revenues as a result of price increases and an increase in gross wireless customer additions, excluding resellers, of nearly 10.0% for the first nine months of 2004.

Cost of services and equipment sales increased $48, or 3.0%, in the third quarter and $397, or 9.5%, for the first nine months of 2004 primarily due to increased equipment costs and network costs, including increased USF and other regulatory fees. Network costs increased approximately $96 in the third quarter and $287 for the first nine months primarily due to an increase of more than 31% in network minutes of use in the third quarter and for the first nine months of 2004. Local network costs also increased due to system expansion and increased costs of operating redundant GSM and TDMA networks and included the $31 charge related Cingular’s Mobitex business, mentioned previously. Additionally, long distance service costs increased $21 in the third quarter and $52 for the first nine months due to increased volume and usage by customers as a function of free long distance packages included in many of Cingular’s rate plans. Partially offsetting these cost increases was a decline in roaming expense of $48 in the third quarter and $116 for the first nine months of 2004. The decline in roaming expense was due to Cingular having negotiated lower roaming rates with other carriers, including AT&T Wireless. Cingular expects future roaming expenses to be significantly reduced as a result of the AT&T Wireless acquisition.

Equipment costs decreased $21 in the third quarter due to a 24.4% decrease in handset upgrade costs, mentioned previously. The $174 increase in equipment costs for the first nine months was primarily due to the previously mentioned increase in handset unit sales, which was driven by the nearly 10.0% increase in gross wireless customer additions, excluding resellers.

Selling, general and administrative expenses increased $126, or 8.7%, in the third quarter and $474, or 12.1%, for the first nine months of 2004. Included in Cingular’s selling, general and administrative expense was approximately $43 of integration planning costs, mentioned previously, related to the acquisition of AT&T Wireless. Selling expenses, which includes sales, marketing, advertising and commissions expenses, increased in total approximately $32 in the third quarter and $208 for the first nine months of 2004 primarily related to the overall increase in wireless customer gross additions. Advertising expense increased approximately $40 in the third quarter and $116 for the first nine months of 2004. Commissions expense decreased approximately $24 in the third quarter and increased $48 for the first nine months. Sales expense increased $13 in the third quarter and $32 for the first nine months. General and administrative expenses increased approximately $94 in the third quarter and $266 for the first nine months of 2004 due to a higher number of employees and employee-related expenses related to customer retention and customer service improvement initiatives and increases in bad debt expense.

Depreciation and amortization expenses increased $51, or 9.8%, in the third quarter and $172, or 11.3%, for the first nine months of 2004 primarily related to on-going capital spending for network upgrades, including GSM/General Packet Radio Service/Enhanced Data Rates for GSM evolution network overlays.

Directory
Segment Results

Third Quarter	Nine-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$935	$937	(0	.2)%	$2,806	$2,825	(0	.7)%

Segment operating expenses
Cost of sales	216	215	0.5		665	628	5.9
Selling, general and administrative	165	192	(14.1)		546	590	(7.5)
Depreciation and amortization	2	5	(60.0)		7	16	(56.3)

Total Segment Operating Expenses	383	412	(7.0)		1,218	1,234	(1.3)

Segment Income	$552	$525	5.1%		$1,588	$1,591	(0	.2)%

In September 2004 we sold our directory operations in Illinois and northwest Indiana. Our directory segment results for all periods shown have been restated to exclude the results of those operations. (See Note 9)

Our directory segment operating income margin was 59.0% in the third quarter of 2004, compared to 56.0% in the third quarter of 2003 and 56.6% for the first nine months of 2004 compared to 56.3% for the first nine months of 2003. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues decreased $2, or 0.2%, in the third quarter and $19, or 0.7%, for the first nine months of 2004. Revenues in the third quarter and for the first nine months of 2004 decreased primarily as a result of decreased demand for local Yellow Pages advertising which was partially offset by a decrease in revenue adjustments, related to customer complaints, of $5 in the third quarter and $23 for the first nine months. Internet advertising revenues increased $7 in the third quarter and $20 for the first nine months of 2004. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $1, or 0.5%, in the third quarter and $37, or 5.9%, for the first nine months of 2004. The increase is primarily the result of increased costs for publishing, distribution and commissions of approximately $9 in the third quarter and $41 for the first nine months of 2004, which were partially offset by decreased costs for paper and printing.

Selling, general and administrative expenses decreased $27, or 14.1%, in the third quarter and $44, or 7.5%, for the first nine months of 2004. These expenses decreased primarily due to lower bad debt expense of approximately $32 in the third quarter and $56 for the first nine months of 2004. These decreased costs were partially offset by increases in advertising and employee related expense.

International
Segment Results

Third Quarter	Nine-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$6	$9	(33	.3)%	$17	$23	(26	.1)%

Total Segment Operating Expenses	1	10	(90.0)		19	42	(54.8)

Segment Operating Income (Loss)	5	(1)	-		(2)	(19)	89.5

Equity in Net Income of Affiliates	112	227	(50.7)		713	555	28.5

Segment Income	$117	$226	(48	.2)%	$711	$536	32.6%

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

Segment operating revenues decreased $3, or 33.3%, in the third quarter and $6, or 26.1%, for the first nine months of 2004 primarily due to lower management fee revenues.

Segment operating expenses decreased $9, or 90.0%, in the third quarter and $23, or 54.8%, for the first nine months of 2004 primarily due to a decrease in corporate-allocated charges.

Our equity in net income of affiliates by major investment is listed below:

Third Quarter	Nine-Month Period

	2004	2003	2004	2003

América Móvil	$39	$14	$99	$66
Belgacom [1]	-	44	49	114
TDC [2]	-	88	328	171
Telkom[2]	27	40	100	79
Telmex	42	42	130	123
Other	4	(1)	7	2

International Equity in Net
Income of Affiliates	$112	$227	$713	$555

[1]	Investment sold in the first quarter of 2004
[2]	Investment partially sold in the second quarter of 2004

Equity in net income of affiliates decreased $115, or 50.7%, in the third quarter and increased $158, or 28.5%, for the first nine months of 2004. The decrease in the third quarter was primarily due to receiving income in the third quarter of 2003 (see table above) from investments which we entirely or partially sold in 2004, namely, Belgacom ($44), Telkom ($18) and TDC ($88). Our removal from significant influence on day-to-day operations at TDC (upon the partial sale of our TDC investment) required us to change our accounting to the cost method from the equity method in the second quarter of 2004. The third-quarter decrease was also due to lower operating results, primarily at Telmex. The foregone equity income and lower operating results were partially offset by the favorable impact of lower financing costs at Telmex, Telkom and América Móvil.

The increase for the first nine months of 2004 was primarily due to a gain of approximately $235 from TDC, related to the sale of its interest in Belgacom. Equity in net income of affiliates also increased: (1) approximately $61 due to favorable operating results, primarily at América Móvil, (2) $46 due to prior year restructuring charges at TDC, and (3) $60 due to favorable financing and exchange rate impacts. These increases were partially offset by: (1) lower equity income of approximately $207 as a result of the sales of investments mentioned above, and (2) combined charges of approximately $51 for 2004 restructuring charges at TDC and impairment of our goodwill associated with a TDC subsidiary.

In November 2004, we sold our approximate 20.6 million remaining shares of TDC. See “Other Business Matters – Sale of TDC Shares” for more details.

Other
Segment Results

Third Quarter	Nine-Month Period

	2004	2003	Percent Change		2004	2003	Percent Change

Total Segment Operating Revenues	$66	$70	(5	.7)%	$183	$198	(7	.6)%

Total Segment Operating Expenses	14	63	(77.8)		97	92	5.4

Segment Operating Income	52	7	-		86	106	(18.9)

Equity in Net Income of Affiliates	98	110	(10.9)		458	618	(25.9)

Segment Income	$150	$117	28.2%		$544	$724	(24	.9)%

Our other segment results in the third quarter and for the first nine months of 2004 and 2003 primarily consist of corporate and other operations. Revenues decreased in the third quarter and for the first nine months of 2004 primarily as a result of lower revenues from our capital leasing and paging subsidiaries. Expenses decreased in the third quarter as a result of employee related and other expenses incurred in the second quarter but allocated to our subsidiaries in the third quarter of 2004. Expenses increased for the first nine months of 2004 due to a favorable return on insurance assets resulting in lower costs for the first nine months of 2003. Substantially all of the Equity in Net income of Affiliates represents the equity income from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the FCC and state regulatory commissions have maintained many of the extensive regulatory requirements applicable to incumbent local exchange companies (ILECs), including our wireline subsidiaries, and imposed significant new regulatory requirements in a purported effort to jumpstart a specific definition of competition.

In three successive orders (each of which was subsequently overturned by the federal courts), the FCC required us to lease parts of our network (unbundled network elements, or UNEs) in a combined form known as the UNE-P to competing local exchange companies (CLECs), including AT&T and MCI, at below-cost rates. While many of the state commissions in our 13-state area have raised wholesale rates in the last year, pursuant to the FCC’s pricing methodology, the rates continue to be below our cost of providing services. Competitors used these low rates to target many of our highest revenue customers.

However, as discussed below, recent events indicate that the regulatory environment may be improving. For example, on March 2, 2004, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) overturned significant portions of the FCC’s unbundling requirements for our traditional network, including those mandating the availability of the UNE-P. In the same decision, the court upheld the FCC’s decision to limit our obligation to provide competitors unbundled access to new broadband investments. In June 2004, the Department of Justice and the FCC decided not to seek review of the D.C. Circuit’s decision. The chairman of the FCC has committed to adopt new unbundling rules that are consistent with the court’s order by the end of the year. Although it is impossible to predict what the new rules will look like, it appears that the FCC may scale back our obligation to unbundle our traditional network, and, in particular, to offer the UNE-P.

It is unclear how state regulatory commissions will respond to these new FCC unbundling rules. Under the overturned rules, state commissions have set the rates that we are allowed to charge competitors for the UNE-P and for leasing parts of our network significantly below our costs of providing those network functions. While we believe that the D.C. Circuit’s ruling precludes the states from identifying which network elements must be unbundled at below-cost rates, the state regulatory commissions nevertheless have continued with proceedings to adjust the UNE rates. Some of the state commissions in our 13-state area have approved modest increases in our wholesale prices, although the regulatory climate in some of our other states remains difficult. The FCC also has opened multiple proceedings to consider whether and how broadband services provided by wireline telephone companies should be regulated. For further discussion, see “State UNE Pricing Proceedings” discussed below.

While it is difficult to predict the outcome of these proceedings, actions by the FCC and the courts suggest that our wireline subsidiaries may be subjected to less onerous regulation in the future, particularly with respect to new broadband services. See “Broadband Developments” below. At the same time, however, the continued uncertainty in the U.S. economy and increasing competition from alternative technologies such as cable, wireless, and voice over internet protocol (VoIP), present significant challenges for our business.

Set forth below is a summary of the most significant developments in our regulatory environment during the third quarter of 2004. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Triennial Review Order In August 2003, the FCC released its Triennial Review Order (TRO) establishing new rules concerning the obligations of incumbent local exchange carriers, such as our wireline subsidiaries, to make UNEs available. These rules were intended to replace the FCC’s previous unbundling rules, which were vacated by the D.C. Circuit in February 2003.

In March 2004, the D.C. Circuit overturned significant portions of the FCC’s unbundling rules regarding access to our traditional network. Among other things, the D.C. Circuit vacated the rules requiring us and other ILECs to provide unbundled mass-market switching (and therefore the UNE-P) and high-capacity loop and transport facilities. The D.C. Circuit also remanded the FCC’s rules requiring ILECs to make available enhanced extended links (EELs), which can be used as a substitute for special access services, a component of our wireline revenues, and questioned whether any requirement that ILECs provide EELs in place of special access could be lawful. The D.C. Circuit upheld the FCC’s decision not to unbundle broadband investment, including its decision to phase out line-sharing (which allows competitors to offer high-speed internet access over the high frequency portion of traditional copper voice lines).

On June 9, 2004, the federal government decided not to appeal the D.C. Circuit decision vacating the FCC’s unbundling rules. That decision thus became effective on June 16, 2004. On July 1, 2004, MCI, AT&T, NARUC (a national association of state utilities commissioners) and some individual states appealed to the U.S. Supreme Court (Supreme Court) to overturn the D.C. Circuit’s decision. On October 12, 2004, the Supreme Court declined to review the D.C. Circuit’s decision.

In August 2004, the FCC released interim rules requiring that, for six months or until the effective date of the final rules, whichever occurs earlier, ILECs continue to provide unbundled access to switching, enterprise market loops, and dedicated transport under the same rates, terms and conditions that were in effect on June 15, 2004, except that state commission orders raising rates can be implemented. Along with other ILECs, we had previously voluntarily agreed not to raise rates unilaterally for certain UNEs (i.e., mass market UNE-P, and certain high capacity loops and transport between our central offices) until the end of 2004, unless pursuant to a state commission decision. The FCC has stated that it intends to adopt a final order on local telephone competition rules by the end of the year. Also in August 2004, certain parties asked the D.C. Circuit to enforce its June 2004 decision. The D.C. Circuit decided to hold this request in abeyance, based on the FCC’s response, and retained jurisdiction over the case. The D.C. Circuit directed the parties to file motions regarding the case by January 4, 2005, giving the court the opportunity to act if the FCC does not complete action on the new unbundling rules by then.

In October 2004, we and other interested parties filed comments on proposed new unbundling rules. Significantly, AT&T, which has long been a supporter of UNE-P, stated that it no longer seeks regulatory mandated access to the UNE-P (although other carriers, including MCI, continue to support access to the UNE-P).

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

Prior to the all-or-nothing rule, a CLEC requesting network access could “pick and choose” rates and other terms from various network access agreements between an ILEC and other CLECs, thereby minimizing or eliminating negotiations between the ILEC and the CLEC requesting access. Under the new rule, if the CLEC wishes to adopt terms of another CLEC’s agreement rather than negotiating its own agreement, the CLEC must adopt the other CLEC’s agreement in its entirety.

Since the D.C. Circuit’s decision, we have signed one commercial agreement with a CLEC, which happens to be our third largest UNE-P purchaser. We expect this contract will result in a slight incremental increase in our total revenue, versus the previously mandated UNE-P rates. Our ability to implement the court’s decision and negotiate commercial agreements has been constrained because some state commissions remain insistent on requiring us to provide UNEs beyond those authorized by the FCC and on regulating commercial agreements.

Broadband Developments In October 2004, the FCC approved three orders regarding the unbundling rules applicable to broadband. Each of the orders favorably limits our unbundling obligations. The FCC limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings. The FCC also limited our unbundling obligations as to fiber facilities deployed in fiber-to-the curb arrangements. Finally the FCC rejected CLEC arguments that these fiber facilities should be unbundled under another statutory provision. These orders have added some clarity to the applicable rules and enabled us to announce our intent to accelerate our planned deployment of our advanced fiber network (see “Project Lightspeed”).

Intercarrier Compensation Reform On October 5, 2004, the Intercarrier Compensation Forum (ICF), a diverse group of telecommunications industry participants representing ILECs (including SBC), CLECs, long distance companies, rural telephone companies and wireless providers, submitted to the FCC a comprehensive plan for reforming the current system of rates that telecommunications companies charge each other for network access and fees to ensure universal service in the United States. The FCC has indicated that it will initiate a rulemaking proceeding sometime in the fourth quarter of 2004 to consider the plan and other proposals for intercarrier compensation reform.

Ruling on Reciprocal Compensation In 2001, the FCC ruled that traffic bound for Internet Service Providers (ISPs) is not subject to the reciprocal compensation requirements of the Telecom Act, which require one carrier to compensate another for transporting and terminating traffic that originates on the first carrier’s network. The FCC further concluded that requiring reciprocal compensation for ISP-bound traffic caused market distortions because CLECs could recover a disproportionate share of their costs from other carriers, rather than from their ISP customers and that a system of bill-and-keep (under which carriers look to their own customers to recover their costs) would eliminate CLEC incentives to engage in such arbitrage. The FCC adopted interim rules for ISP-bound traffic while it considered broader intercarrier compensation reform. The interim rules, among other things, capped the rate paid for ISP-bound traffic (the “rate” cap), the total number of minutes that could be compensated (the “growth” cap) and limited compensation for traffic not previously exchanged between carriers prior to the order (the “new markets” rule). In October 2004, the FCC lifted the growth cap and new markets rule, but declined to lift the other restrictions in its 2001 order, including the rate cap. As a result of this 2004 ruling, we will become liable to pay reciprocal compensation on additional ISP-bound traffic, which previously was not compensable because of the caps. We estimate that we will incur additional reciprocal compensation payments for 2005 of approximately $40 for such traffic. We are currently reviewing our legal options with respect to this issue, and anticipate that other carriers either will appeal the decision or ask the FCC to reconsider.

Proceeding on Other Post-Retirement Benefit Costs In March 2003, the FCC reinstated a proceeding which it claimed to have incorrectly terminated in 2002 relating to the costs of providing post-retirement employee benefits other than pensions. The FCC asked local exchange companies, including our wireline subsidiaries, to provide additional information concerning the treatment of these post-retirement costs in their 1996 access tariff filings and any other related matters. We believe that our wireline subsidiaries appropriately reflected these costs in their 1996 tariff filings. Based on recent developments at the FCC, during the third quarter of 2004, we re-evaluated the potential outcomes of the proceeding and reversed an accrual associated with this proceeding, thereby increasing voice revenues approximately $37.

Special Access Pricing Flexibility In October 2002, AT&T requested the FCC to revoke current pricing rules for special access services, a component of our wireline revenues. We and other parties have challenged AT&T’s petition, which remains pending before the FCC. In November 2003, AT&T and other competitors filed a petition with the D.C. Circuit, asking the court to compel the FCC, within 45 days, to issue a notice of proposed rulemaking vacating these special access pricing rules. In January 2004, the FCC filed its opposition to AT&T’s petition, and we and other carriers filed a request to intervene in support of the FCC with the D.C. Circuit. In October, 2004, the D.C. Circuit heard oral argument on AT&T’s petition, and questioned whether AT&T’s petition was premature because only two years had passed since AT&T submitted its request for rulemaking. During oral argument, the FCC indicated that it currently is considering an order that would initiate a proceeding to consider AT&T’s request. If AT&T’s petition is granted, it likely would have a significant adverse impact on our special access revenues.

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

California In September 2004, the CPUC voted to increase the UNE-P rates that our California wireline subsidiary charges local service competitors for leasing its local telephone network. The order became effective immediately and allowed us to retroactively charge the new rates back to May 2002. These rates include both higher rates, notably for UNE-P, and lower rates notably for certain high capacity data services. As a result of the order, we recorded a net increase in our third-quarter 2004 results of approximately $51. While wholesale rates will increase approximately 19 percent, the rates remain below our cost of providing service. We expect that this order will not have a material effect on our annual revenues.

Texas In May 2004, the Texas Public Utilities Commission (TPUC) voted to reduce the rates that our Texas wireline subsidiary could charge local service competitors for leasing its local telephone network. While we expect the average statewide rate will decrease approximately four percent, we do not expect these rate changes to have a material effect on our annual revenues. In September 2004, we advised the TPUC that we believe that the FCC’s interim unbundling rules (discussed above) placed a price floor freeze on certain UNE prices and therefore, we did not reduce those prices. The TPUC adopted our position on this issue.

Michigan In September 2004, the Michigan Public Service Commission approved an increase in the rates that our Michigan wireline subsidiary could charge local service competitors for leasing its local telephone network. The approval allowed for a 5 to 15 percent increase in wholesale rates, which was significantly below the requested adjustment. We are currently preparing compliance filings and reviewing our legal options with respect to this issue.

Wisconsin In October 2004, the Wisconsin Public Service Commission approved an increase in the rates that our Wisconsin wireline subsidiary could charge local service competitors for leasing its local telephone network. The approval allowed for rate increases up to 20 percent, which was below the increase that we had requested. We do not expect that this increase will have a material effect on our annual revenues.

OTHER BUSINESS MATTERS

Sale of Interest in Directory Advertising Business In September 2004, we sold our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) for net proceeds of approximately $1,397. The sale included SBC’s interest in DonTech II Partnership, a partnership between Donnelley and SBC that was the exclusive sales agent for Yellow Pages advertising within the state of Illinois and in northwest Indiana. This transaction closed in the third quarter of 2004 and we recorded a gain of approximately $1,357 ($827 net of tax) in our third-quarter 2004 financial results.

Cingular Acquisition of AT&T Wireless On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. In connection with the acquisition, we entered into an investment agreement with BellSouth Corporation (BellSouth), Cingular and certain other parties. Under the investment agreement, we and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the merger consideration for the acquisition. Based on our 60% equity ownership of Cingular, and after taking into account cash on hand at AT&T Wireless, we provided approximately $21,600 of the consideration. In exchange for this equity contribution, Cingular issued to us and BellSouth new membership interests in Cingular. Equity ownership and management control of Cingular remains unchanged after the acquisition.

As a result of this transaction, we recorded the $21,600 contributed to Cingular to complete the AT&T Wireless acquisition as an increase in “Investments in and Advances to Cingular Wireless”, the related $8,750 of debt issued as “Debt Maturing Within One Year” and “Long-term Debt”, and a reduction in “Cash and Cash Equivalents” of $12,850. In connection with funding our equity contribution to Cingular, we borrowed $8,750 through drawings from our $12,000 364-day revolving credit facility, which we entered into on October 12, 2004. We repaid this borrowing with proceeds from commercial paper borrowings. On November 3, 2004, we issued $5,000 in long-term debt to partially re-pay these commercial paper borrowings. The $5,000 of long-term debt consisted of $2,250 of 4.125% 5-year notes, $2,250 of 5.100% 10-year notes and $500 of 6.150% 30-year bonds. The debt of AT&T Wireless (approximately $10,300 as of September 30, 2004) will be reflected as debt in Cingular’s consolidated financial statements.

With the acquisition, Cingular now serves over 47 million customers and is the largest provider of mobile wireless voice and data communications services in the U.S., based on the number of wireless customers. Also as a result of the acquisition, Cingular has access to licenses on the 850 and 1900 MHz bands to provide cellular or PCS wireless communications services covering an aggregate population of potential customers, referred to as “POPs”, of approximately 285 million, or approximately 97% of the U.S. population, including 49 of the 50 largest U.S. metropolitan areas. Upon completion of the Triton transaction, discussed previously in our “Cingular Segment Results” section, Cingular will have coverage in all top 50 metropolitan areas. As required by the FCC and the United States Department of Justice, Cingular will divest assets, including wireless services and spectrum licenses, in parts of 11 states. These divestitures, when made, will not materially affect Cingular’s financial results or business, including Cingular’s ability to provide services in the top 100 metropolitan areas (assuming completion of the Triton transaction).

The addition of new licensed and facilities-covered spectrum as a result of the acquisition is expected to significantly enhance Cingular’s footprint and its ability to offer new services as well as improve customer satisfaction and retention by improving call clarity and reducing call interruptions. Cingular’s emphasis on retaining customers reflects industry trends that the wireless market is maturing and existing competitors must distinguish themselves through attractive service offerings and quality customer service in order to maintain operating margins. With respect to Cingular’s competitors, AT&T Corporation, the former owner of AT&T Wireless, has stated an intention to offer a wireless service and, starting six months after the acquisition, would be allowed to market such service under the AT&T Wireless brand name.

Since 2002, AT&T Wireless has reported operating revenues higher than those of Cingular, but with significantly lower operating margins. AT&T Wireless reported operating results for the third quarter of 2004 that reflected a decrease in operating income of approximately twenty-five percent, as compared with the third quarter of 2003 and for the nine months of 2004 that reflected a decline in operating income over the prior-year period of approximately fifty percent. Third-quarter results reflected a decrease in total revenue, resulting from a decrease in services revenue partially offset by a slight decrease in expenses.  The services revenue decline was due primarily to lower monthly recurring charges received from the postpaid subscriber base and higher promotional incentives to support customer retention efforts during the quarter.  Net subscriber additions during the 2004 third quarter were 170,000, down 25.5% from the prior-year third quarter, although up substantially from the 15,000 net additions reported for the second quarter of this year.  The net additions this quarter reflected strong gross subscriber additions, largely the result of growth in postpaid subscriber sales, that were partially offset by a higher rate of customer deactivations as compared with the third quarter of 2003. As one of its post-acquisition priorities, Cingular expects to focus on reducing customer deactivations and increasing the level of customer service

Cingular expects operations from the AT&T Wireless properties to remain weak for some time which may dilute Cingular’s performance results until they integrate AT&T Wireless’ assets and operations and successfully bring those operations under Cingular’s management. Cingular expects its costs for the remainder of 2004 and 2005 will increase significantly as it begins to integrate the operations of AT&T Wireless and that the integration of and accounting for the transaction will result in continuing higher costs for the next few years, principally due to non-cash amortization expense associated with intangible assets. Cingular expects merger synergy cost savings to begin late in the fourth quarter of 2004, although the more significant savings will not occur until later in 2005. The savings are expected to result from the elimination of redundant facilities, advertising costs, staff, functions, capital expenditures and other resources.  Cingular expects these synergy savings to partially offset merger integration costs in the first two years and then contribute to higher operating margins, beginning during 2007.

Project Lightspeed In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, super-high-speed broadband and VoIP services to our residential and small business customers, referred to as Project Lightspeed. In October 2004, the FCC clarified that rules designed for traditional telephone networks would not be applicable to new broadband networks and services. We are conducting trials using the proposed technology and, if successful, we expect to begin our build-out of our fiber-optic network in 2005 and expect to spend approximately $4,000 to $6,000 over the next two to three years.

Sale of TDC Shares In November 2004, we received consent from the required parties and sold our remaining approximate 20.6 million shares of TDC for approximately $740 in cash. We will report a pre-tax gain of approximately $53 in our fourth-quarter 2004 financial results due to this transaction. Proceeds from the sale will be used to partially re-pay our outstanding commercial paper borrowings incurred in connection with the acquisition of AT&T Wireless by Cingular. Pursuant to our 364-day revolving credit agreement dated as October 12, 2004, the aggregate amount of the commitments under that agreement will be reduced by the net amount of the proceeds.

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

LIQUIDITY AND CAPITAL RESOURCES

We had $13,290 in cash and cash equivalents available at September 30, 2004. Cash and cash equivalents included cash of approximately $226, money market funds of $7,831, repurchase agreements and time deposits of $5,200 and other cash equivalents of $33. During the third quarter of 2004, we voluntarily contributed cash of $2,000 to our pension and postretirement benefit plans. In October 2004, we used substantially all of our cash and cash equivalents to fund our portion of the purchase price for AT&T Wireless (see Cingular, below).

In addition, at September 30, 2004, we had other short-term held-to-maturity securities of $204.

During the first nine months of 2004, our primary sources of funds were cash from operating activities of $7,535 and proceeds of $5,233 primarily from the sale of our non-strategic business assets. Also contributing to our sources of funds was the September 2004 sale of our interest in the directory advertising business in Illinois and northwest Indiana to Donnelley for net proceeds of approximately $1,397.

Our investing activities during the first nine months of 2004 primarily include proceeds of approximately $2,063 from the disposition of our investment in Belgacom, $2,125 from the disposition of a portion of our interest in TDC, $543 from the sale of a portion of our interest in Telkom, $324 from the sale of a portion of our interest in Yahoo and Amdocs and $178 from the sale of shares of Telmex and América Móvil. We did not make any significant expenditures for acquisitions during the first nine months of 2004. In November 2004, we sold our approximate 20.6 million remaining shares of TDC. See “Other Business Matters – Sale of TDC Shares” for more details.

For the first nine months of 2004, our investing activities also consisted of $3,462 in construction and capital expenditures. Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 7.1% for the first nine months of 2004 as compared to the same period in 2003. We currently expect our capital spending for 2004 to be between $5,000 and $5,500, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, our broadband initiative (DSL) and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The international segment should be self-funding as it consists primarily of equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, our 2004 capital spending plans described above reflected the uncertain U.S. economy, the changing regulatory environment and our resulting revenue expectations. However, in response to an improving federal regulatory environment and competition, we recently began our Project Lightspeed trials, and, if successful, we expect to begin our build-out of our fiber-optic network in 2005 and expect to spend approximately $4,000 to $6,000 over the next two to three years (see “Other Business Matters” for additional details). We discuss our Cingular segment below.

For the first nine months of 2004 investing activities included the purchase of $134 and maturities of $393 of other held-to-maturity securities, which have maturities greater than 90 days. In addition, during the first nine months of 2004, we received proceeds of approximately $50 related to the repayment of a note receivable from Covad Communications Group, Inc.

Our financing activities were primarily comprised of cash paid for dividends. Cash paid for dividends for the first nine months of 2004 was $3,105, or 5.1%, lower than for the first nine months of 2003. The decrease in cash paid for dividends was primarily due to other dividends declared in 2003, in addition to our regular quarterly dividend, of $0.10 in the third quarter and $0.25 for the nine months. Partially offsetting the 2003 other dividends was a 10.6% increase in the 2004 regular quarterly dividend to $0.3125 approved by our Board of Directors in the fourth-quarter of 2003. On September 24, 2004, our Board of Directors declared a third quarter dividend of $0.3125 per share, which was paid on November 1, 2004. Our dividend policy considers both the expectations and requirements of shareowners and internal requirements of SBC and long-term growth opportunities. All dividends remain subject to approval by our Board of Directors.

On October 12, 2004, we entered into a $12,000, 364-day revolving credit agreement with certain investment and commercial banks. Advances will be used for general corporate purposes, including partially funding our portion of the purchase price to be paid by Cingular to acquire AT&T Wireless, or to repay our commercial paper borrowings. Advances are generally available for redrawing upon repayment, as described in the agreement. The credit agreement contains a negative pledge covenant, which requires that, if at any time we or a subsidiary pledges assets or otherwise permits a lien on its properties, advances under the credit agreement will be ratably secured, subject to specified exceptions. Defaults under the agreement, which would permit the lenders to accelerate required payment, include non-payment of principal or interest beyond any applicable grace period, failure by SBC or any subsidiary to pay when due other debt above a threshold amount that results in acceleration of that debt (commonly referred to as “cross-acceleration”) or commencement by a creditor of enforcement proceedings within a specified period after a money judgment above a threshold amount has become final, acquisition by any person of beneficial ownership of more than 50% of SBC common shares or a change of more than a majority of SBC’s directors in any 24-month period other than as elected by the remaining directors or by shareholders (commonly referred to as a “change of control”), material breaches of representations in the agreement, failure to comply with covenants for a specified period after notice, failure by SBC or certain affiliates to make certain minimum funding payments under ERISA and specified events of bankruptcy or insolvency. In addition, this agreement requires us to reduce this credit facility by the net cash proceeds related to certain dispositions of assets, upon the issuance of long-term debt except where such debt was issued to re-finance debt existing as of October 12, 2004, as further described in the agreement or equity issuances, other than pursuant to benefit or compensation plans (and these mandatory prepayments may not be re-drawn). On October 26, 2004 we borrowed $8,750 at an interest rate based on the daily federal funds rate, with an initial rate of 1.76% plus applicable margin, under this agreement for the financing of the acquisition of AT&T Wireless. We repaid this borrowing with proceeds from commercial paper borrowings and are in compliance with all covenants under this agreement. On November 3, 2004 we issued $5,000 of long-term debt consisting of $2,250 of 4.125% 5-year notes, $2,250 of 5.100% 10-year notes and $500 of 6.150% 30-year bonds. Effective October 26, 2004 we elected to reduce the amount of aggregate commitments available under the 364-day revolving credit agreement to $8,750. As of November 10, 2004 the amount available under this credit agreement will be further reduced to approximately $3,037 based upon the receipt of net cash proceeds on November 3, 2004 from the issuance of $5,000 of long-term debt to re-finance short-term borrowings used to finance our portion of the purchase price for AT&T Wireless and the receipt of net cash proceeds of approximately $740 on November 9, 2004 from the sale of our remaining interest in TDC. As of November 5, 2004 we have no borrowings outstanding under this credit agreement.

On October 18, 2004, we entered into a 3-year credit agreement totaling $6,000 with a syndicate of banks replacing our $4,250, 364-day credit agreement that was terminated October 18, 2004. The expiration date of the current credit agreement is October 18, 2007. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. However, we are subject to a debt-to-EBITDA covenant and, if advances are received, we are subject to a negative pledge covenant, both as defined in the agreement. Defaults under the agreement, which would permit the lenders to accelerate required payment, include non-payment of principal or interest beyond any applicable grace period, failure by SBC or any subsidiary to pay when due other debt above a threshold amount that results in acceleration of that debt (commonly referred to as “cross-acceleration”) or commencement by a creditor of enforcement proceedings within a specified period after a money judgment above a threshold amount has become final, acquisition by any person of beneficial ownership of more than 50% of SBC common shares or a change of more than a majority of SBC’s directors in any 24-month period other than as elected by the remaining directors (commonly referred to as a “change of control”), material breaches of representations in the agreement, failure to comply with the negative pledge or debt-to-EBITDA ratio covenants described above, failure to comply with other covenants for a specified period after notice, failure by SBC or certain affiliates to make certain minimum funding payments under ERISA and specified events of bankruptcy or insolvency. We are in compliance with all covenants under the agreement. As of November 5, 2004 we had no borrowings outstanding under this agreement.

For the first nine months of 2004, approximately $595 of our long-term debt matured, of which $583 related to debt maturities with interest rates ranging from 5.8% to 9.5% and $12 related to scheduled principal payments on other debt. Funds from operations were used to repay these notes. We currently have approximately $254 of remaining long-term debt scheduled to mature in 2004. We expect to use funds from operations to repay these obligations.

In August 2004, we received proceeds of $1,487 from the issuance of $1,500 of long-term debt, of which $750 has an interest rate of 5.625% and matures June 15, 2016. The remainder of the debt carries an interest rate of 6.45% and matures June 15, 2034.

During the first nine months of 2004, our consolidated commercial paper borrowings decreased $610 and totaled $389 at September 30, 2004. All of these commercial paper borrowings are due within 90 days. At September 30, 2004, our debt ratio was 31.2% compared to our debt ratio of 32.5% at September 30, 2003. (See Cingular below for a discussion of $8,750 of debt issued in October 2004). The decline was primarily due to our increased shareowners equity, attributable to increased retained earnings and our December 2003 reduction of our additional minimum pension liability.

In December 2003, our Board of Directors authorized the repurchase of up to 350 million shares of SBC common stock, which expires at the end of 2008. We expect to repurchase a minimal level of shares during the fourth-quarter of 2004.

Cingular
Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. Cingular’s Board of Directors also approved the termination of its bank credit facilities and its intention to cease issuing commercial paper and long-term debt. In August we and BellSouth entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR plus 0.05%. The agreement is renewable annually upon agreement of the parties. The agreement includes a provision for the repayment of our and BellSouth’s advances made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. At September 30, 2004 our share of excess cash from Cingular related to this revolving credit agreement was approximately $30 and was reflected as a reduction in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet.

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks to be acquired in a pending transaction with Triton PCS will require substantial amounts of capital over the next several years. Including the incremental capital requirements during the remainder of 2004 as a result of the AT&T Wireless acquisition, Cingular expects 2004 capital investments for completing network upgrades, integrating its network with that of AT&T Wireless and funding other ongoing expenditures and equity investments to be significantly higher than the $3,000 range previously disclosed for Cingular alone. Cingular is currently analyzing the condition of the AT&T Wireless network and other capital expenditure needs and integration requirements.

On October 26 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. Based on our 60% equity ownership, we contributed approximately $21,600. See above discussion for borrowings we incurred to finance this amount.

In April 2004, we entered into interest-rate forward contracts with a notional amount of $5,250 to partially hedge interest expense related to financing of Cingular’s acquisition of AT&T Wireless. During the third quarter we utilized a notional amount of $1,500 of these interest rate forward contracts, and incurred settlement costs of $52, by issuing $1,500 of long-term debt of which $750 matures in June 2016 with the remainder maturing in June 2034. The settlement costs are accounted for as a component of “Other comprehensive income” and are being amortized as interest expense over the term of the interest payments of the related debt issuances. On November 3, 2004 we issued additional long-term debt and utilized the remaining amount of our interest-rate forward contracts for a settlement cost of $250, which will be accounted for as previously discussed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions

At September 30, 2004, we had interest rate swaps with a notional amount of $4,250 and a fair value gain of approximately $123.

At September 30, 2004 the notional amount of our unutilized interest rate forward contracts was $3,750 with a fair value loss of approximately $212 ($138 net of tax benefit) accounted for as a component of other comprehensive income. During the quarter we incurred settlement costs of $52 ($34 net of tax benefit) related to the utilization of $1,500 of our interest rate forward contracts. On November 3, 2004 we issued additional long-term debt and utilized the remaining $3,750 of our interest rate forward contract and incurred settlement costs of approximately $250 (see “Liquidity and Capital Resources”).

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

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
  The final outcome of state regulatory proceedings in our 13-state area and re-openings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, broadband deployment, performance measurement plans, service standards and traffic compensation.
  Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.
  Our ability to absorb revenue losses caused by UNE-P requirements and increasing competition including offerings using alternative technologies (e.g., cable, wireless and VoIP) and to maintain capital expenditures.
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
  The issuance by the Internal Revenue Service of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations.
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, network upgrades, technological advancements, industry consolidation including the acquisition of AT&T Wireless and availability and cost of capital.
  Cingular’s failure to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless and our costs, if any, in financing our portion of the merger's purchase price.
  Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory and technology developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2004, non-employee directors acquired from the Company shares of common stock pursuant to the Company’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each Director also receives an annual grant of DSUs. During the third quarter, an aggregate of 12,789 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $25.34 to $25.95, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6. Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-dd	364-Day Revolving Credit Agreement (Exhibit 10-dd to Form 8-K for October 26, 2004)
10-ee	Three Year Credit Agreement
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.
November 5, 2004	/s/ Richard G. Lindner Richard G. Lindner Senior Executive Vice President and Chief Financial Officer