Form 10-K
period 2004-12-31
SBC COMMUNICATIONS INC
filed 2005-03-11
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

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
Yes  X     No ___

Based on the closing price of $24.25 per share on June 30, 2004, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $80.3 billion.

At February 28, 2005, common shares outstanding were 3,303,437,610.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of SBC Communications Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2004 (Parts I and II).

(2)	Portions of SBC Communications Inc.’s Notice of 2005 Annual Meeting and Proxy Statement dated on March 11, 2005 (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Shares (Par Value $1.00 Per Share)	New York, Chicago and Pacific Stock Exchanges

7.00% Forty Year SBC Communications Inc. Notes, Due June 1, 2041	New York Stock Exchange

TABLE OF CONTENTS

Item		Page
	PART I

1.	Business	1
2.	Properties	12
3.	Legal Proceedings	12
4.	Submission of Matters to a Vote of Security Holders	12

Executive Officers of the Registrant	13

	PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	14
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
7A.	Quantitative and Qualitative Disclosures about Market Risk	14
8.	Financial Statements and Supplementary Data	14
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
9A.	Controls and Procedures	15
9B.	Other Information	15

	PART III
10.	Directors and Executive Officers of the Registrant	15
11.	Executive Compensation	16
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
13.	Certain Relationships and Related Transactions	16
14.	Principal Accountant Fees and Services	16

	PART IV
15.	Exhibits and Financial Statement Schedules	17

PART I

ITEM 1.    BUSINESS

GENERAL

SBC Communications Inc. (“SBC” or “we”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). We maintain an internet website at www.sbc.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC). We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines”, and the charters for the Audit, Human Resources and Corporate Governance and Nominating Committees of our Board of Directors. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on our website.

History

SBC was formed as one of several regional holding companies created to hold AT&T Corp.’s (AT&T) local telephone companies. On January 1, 1984, SBC was spun-off from AT&T pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier into a total of 13 states. Our services and products are marketed under the SBC brand name as well as several other brands including Cingular Wireless (Cingular), through our joint venture with BellSouth Corporation (BellSouth); SBC Yahoo! through our alliance with Yahoo!, Inc.; and SBC | Dish Network through our agreement with EchoStar Communications Corp. (EchoStar).

Scope

We rank among the largest providers of telecommunications services in the United States and the world. Through our subsidiaries and affiliates, we provide communications services and products in the United States and have investments in 14 countries. We offer our services and products to businesses and consumers, as well as other providers of telecommunications services.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long-distance services, internet services, telecommunications equipment, and directory advertising and publishing. In the first quarter of 2004, we began offering satellite television services through our agreement with EchoStar. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

  wireline subsidiaries provide primarily landline telecommunications services, wireless subsidiaries hold our investment in Cingular, which provides both wireless voice and data communications services across most of the United States, directory subsidiaries provide services related to directory advertising and publishing, international subsidiaries hold investments with primarily international operations, and other subsidiaries provide primarily corporate operations and also our paging services.

Our principal wireline subsidiaries provide telecommunications services in thirteen states: Arkansas, California, Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas, and Wisconsin (13-state area). Wireline local exchange services offered in our 13-state area are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2004 SBC Annual Report to Stockholders under the heading “Operating Environment and Trends of the Business”, and is incorporated herein by reference pursuant to General Instruction G(2).

InterLATA Long-distance

We are authorized to offer wireline interLATA (traditional) long-distance services nationwide but we provide services primarily to customers in our 13-state area and to customers in selected areas outside our wireline subsidiaries’ operating areas.

Broadband

At year-end 2004, our broadband digital subscriber line (DSL) services were available to approximately 77% of our U.S. wireline customers. Our DSL lines, which provide broadband internet access, continue to grow and were approximately 5.1 million at December 31, 2004, compared to 3.5 million at the end of 2003.

In October 2004, the FCC approved three orders regarding the unbundling rules applicable to broadband. Each of the orders favorably limits our unbundling obligations. The FCC limited our obligation to unbundle fiber facilities to multiple dwelling units, such as apartment buildings. The FCC also limited our unbundling obligations as to fiber facilities deployed in fiber-to-the curb arrangements. Finally, the FCC rejected competing local exchange companies’ arguments that these fiber facilities should be unbundled under another statutory provision. These orders have added some clarity to the applicable rules and enabled us to announce our intent to accelerate our planned deployment of our advanced fiber network (see “Project Lightspeed”).

Project Lightspeed

In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, super-high-speed broadband and Voice over Internet Protocol (VoIP) services to our residential and small business customers, referred to as Project Lightspeed. In October 2004, the FCC clarified that rules designed for traditional telephone networks would not be applicable to new broadband networks and services. We are conducting trials using the proposed technology and, if successful, we expect to begin our build-out of our fiber-optic network in the first quarter of 2005. We expect to reach approximately 18 million households by year-end 2007 and expect to spend approximately $4 billion over the next three years in deployment costs and approximately $1 billion in customer-activation capital expenditures spread over 2006 and 2007.

We believe that our planned deployment is subject to federal oversight as an “information service” under the Federal Communications Act, but not subject to state or local regulation. However, some cable providers and municipalities have claimed that certain IP service should be treated as a cable service and therefore subject to the applicable state and local regulation, which could include the requirement to obtain local franchises for our IP video service. If the courts were to decide that state and local regulation were applicable to our Project Lightspeed services, it could have a materially adverse effect on our deployment plans.

Voice over Internet Protocol

VoIP is generally used to describe the transmission of voice using internet-based technology rather than a traditional wire and switch-based telephone network. As a result, this technology can provide services, although depending on the bandwidth allocated it may not necessarily be of the same quality, often at a lower cost because a traditional network need not be constructed and maintained and because it has not been subject to traditional telephone industry regulation. In early 2004, the FCC opened a proceeding to establish the regulatory framework for IP-enabled services, including VoIP. In this proceeding, the FCC will address various regulatory issues, including universal service, intercarrier compensation, numbering, disability access, consumer protection, and customer access to 911 emergency services.

Notwithstanding the unresolved regulatory questions before the FCC and various state public utility commissions, numerous communications providers began providing various forms of VoIP in 2003 and 2004, or announced their intentions to do so in the near future. These providers include both established companies as well as new entrants. Thus, while the deployment of VoIP will result in increased competition for our wireline voice services, it also presents growth opportunities for us to develop new products for our customers. Additional information relating to VoIP is contained in the 2004 SBC Annual Report to Stockholders in our “Regulatory Developments” section under the heading “Voice over Internet Protocol”, and is incorporated herein by reference pursuant to General Instruction G(2).

Cingular

Cingular, our wireless joint venture with BellSouth, began operations in October 2000. As of December 31, 2004, Cingular serves approximately 49 million customers and is the largest provider of mobile wireless voice and data communications services in the United States, based on the number of wireless customers. In October 2004, Cingular acquired AT&T Wireless Services, Inc. (AT&T Wireless) for approximately $41 billion in cash. We and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the $41 billion purchase price and our share, based on our 60% equity ownership of Cingular, was approximately $21.6 billion. Additional information on the merger and our funding sources is contained in the 2004 SBC Annual Report to Stockholders in Note 16 and is incorporated herein by reference pursuant to General Instruction G(2).

In December 2004, Cingular closed its previously announced agreement with Triton PCS (Triton), whereby Cingular received wireless properties and spectrum in Virginia (including one of the top 50 metropolitan areas) from Triton and in exchange Triton received Cingular’s properties in Puerto Rico and North Carolina (which were received by Cingular as part of the AT&T Wireless acquisition) and $176 million in cash. With the completion of the Triton transaction, Cingular now has license coverage serving an aggregate population of potential customers, referred to as “POPs”, of 290 million, including all of the 100 largest U.S. metropolitan areas. As required by the FCC and the United States Department of Justice, Cingular will divest assets, including wireless services and spectrum licenses, in parts of 11 states. These divestitures, when made, will not materially affect Cingular’s financial results or business, including Cingular’s ability to provide services in the top 100 metropolitan areas.

Cingular’s wireless networks use equipment with digital transmission technologies known as Global System for Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology. Cingular has upgraded its existing TDMA markets to use GSM technology in order to provide a common voice standard. Cingular is also upgrading its network wireless data technology by adding General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE). EDGE technology allows customers to access the Internet from their wireless devices at higher speeds than even GPRS.

Cingular plans to deploy Universal Mobile Telecommunications System (UMTS) third generation (3G) network technology with High-Speed Downlink Packet Access (HSDPA) concurrent with its network integration during the next two years. UMTS and HSDPA provides superior speeds for data and video services, as well as operating efficiencies using the same spectrum and infrastructure for voice and data on an IP-based platform.

BUSINESS OPERATIONS

Operating Segments

Our segments are strategic business units that offer different products and services and are managed accordingly. Under accounting principles generally accepted in the United States (GAAP) segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) - net and income tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. Each segment’s percentage of total segment operating revenue calculation is derived from our segment results and reflects amounts before eliminations. We have five reportable segments that reflect the current management of our business: (1) wireline, (2) Cingular, (3) directory, (4) international, and (5) other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 9 through 19 and in Note 4 of the 2004 SBC Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 61% of 2004 segment operating revenues and 52% of our 2004 total segment income. Our wireline segment operates as both a retail and wholesale seller of communication services. We provide landline telecommunications services, including local, long-distance voice, switched access, data and messaging services and satellite television services through our agreement with EchoStar. At December 31, 2004, our landline telecommunications subsidiaries were serving approximately 27 million retail consumer, 18 million retail business and 7 million wholesale, for a total of 52 million access lines in our 13-state area.

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

Long-distance voice - Long-distance voice consists of all interLATA (traditional long-distance) and intraLATA (local toll) wireline revenues, including calling card and 1-800 services. During 2001, 2002 and 2003 we received the required regulatory approval, on a state-by-state basis, to offer interLATA long-distance services in our 13-state area, which was previously prohibited by Federal regulations. We now offer traditional long-distance services nationwide, but provide the services primarily to customers in our 13-state area and to customers in selected areas outside our wireline subsidiaries’ operating areas.

Other - Other includes directory and operator assistance, billing and collection services for other carriers and SBC | DISH Network video services.

Cingular

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income (loss) of affiliates. As required by U.S. GAAP, for segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

When analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year. In February 2005, we announced we were recording a charge against fourth-quarter 2004 results to reflect the correction of an error relating to the lease accounting practices of Cingular. Cingular restated previous financial results. Our prior-years’ financial results were not restated due to the immateriality of this adjustment to the results of operations, cash flows and financial position for the current year or any individual or prior period. This charge does not affect Cingular’s cash flows and is primarily related to the timing of recording rental expense, which would balance out over the life of the affected operating leases. Additional information relating to this charge is contained in the 2004 SBC Annual Report to Stockholders in Note 4 and is incorporated herein by reference pursuant to General Instruction G(2).

Our consolidated operating revenues do not include Cingular’s results. However, we do include 100% of Cingular’s revenues and expenses excluding this adjustment when we analyze our operating segment results. We excluded this adjustment because this was a noncash charge which had an immaterial impact on reported segment results for the periods presented and the information used for analysis did not include this adjustment. On that segment basis, the Cingular segment provided approximately 32% of total segment operating revenues and 2% of our 2004 total segment income.

Cingular Wireless Joint Venture

In April 2000, we formed a joint venture with BellSouth to provide domestic wireless services nationally. In October 2000, most of our and BellSouth’s Domestic wireless operations were contributed to Cingular, which then began operations. Economic ownership in Cingular is held 60% by us and 40% by BellSouth. We have equal voting rights and representation on the board of directors that controls Cingular. Because we share control equally, we use the equity method of accounting to account for our interest. Cingular is an SEC registrant by virtue of its publicly traded debt securities. Accordingly, it files separate Forms 10-K, 10-Q and other reports with the SEC.

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

Cingular’s competitors are principally four national (Verizon Wireless, Sprint PCS, Nextel Communications and T-Mobile) and a larger number of regional providers of cellular, PCS and other wireless communications services. Cingular also competes with resellers and wireline service providers. Moreover, Cingular may experience significant competition from companies that provide similar services using other communications technologies and services. While some of these technologies and services are now operational, others are being developed or may be developed in the future.

Additional information on Cingular is contained in the 2004 SBC Annual Report to Stockholders under the heading “Expected Growth Areas - Wireless” beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Our directory segment includes advertising, Yellow and White Pages directories and electronic directory publishing. The directory segment provided approximately 6% of total segment operating revenues and 30% of our 2004 total segment income. Our directory subsidiaries operate primarily in our 13-state area. In September 2004, we sold our interest in the directory advertising business in Illinois and northwest Indiana. Information relating to this sale is contained in the 2004 SBC Annual Report to Stockholders in Note 17 and is incorporated herein by reference pursuant to General Instruction G(2).

In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth and purchased the online directory provider YellowPages.com for approximately $98, our portion of which was $65.

International

Our international segment primarily includes our investments with international operations. At December 31, 2004, we had direct or indirect investments with a carrying value of approximately $1.9 billion and operations in 14 countries. Our international investments include companies that provide local and long-distance telephone services, wireless communications, voice messaging, data services, internet access, telecommunications equipment, and directory publishing. We report earnings from this segment as equity in net income of affiliates rather than as operating revenue because this segment consists almost exclusively of investments where, under GAAP, we have significant influence rather than control. Because most of our international investments are accounted for on the equity method, revenues from our international segment were less than 1% of 2004 total segment operating revenues from all our segments. The international segment provided approximately 12% of our 2004 total segment income.

We describe below our foreign equity method investments. During 2004, we disposed of several of our investments and applied the net proceeds from these dispositions toward funding our share of the purchase price for AT&T Wireless. Additional information about this segment is included in Note 6 of the 2004 SBC Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Sold Investments

During 2004, we sold our entire ownership stakes in the following three companies: TDC A/S (TDC), Denmark’s primary full-service telecommunications operator; Belgacom S.A (Belgacom), Belgium’s primary full-service telecommunications operator; and Telkom S.A. Limited (Telkom), South Africa’s primary full-service telecommunications provider.

We received proceeds from the TDC sale of $2,864 million, resulting in a loss of $138 million ($66 million net of tax). Proceeds from the Belgacom sale were $2,063 million, resulting in a gain of $1,067 million ($715 million net of tax). Proceeds from the Telkom sale were $1,186 million, resulting in a loss of $82 million ($55 million net of tax). Additional information on these dispositions is contained in Note 2 of the 2004 SBC Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Latin America

Telmex

We own a 7.6% equity share in Telefonos de Mexico, S.A. de C.V. (Telmex), Mexico’s largest national provider of wireline services. Telmex operates approximately 17 million access lines. We are a member of a consortium that holds all of the class AA shares of Telmex stock, representing voting control of the company. Another member of the consortium, Carso Global Telecom, S.A. de C.V., has the right to appoint a majority of the directors of Telmex.

As of December 31, 2004, Telmex had approximately 78% of the long-distance market in Mexico. Telmex’s share of international long-distance traffic may decline significantly as a result of the resolution of a World Trade Organization (WTO) proceeding. Prior to this proceeding, Mexican regulations guaranteed Telmex the same percentage of incoming international traffic as outgoing traffic. In August 2000, the United States filed a claim against Mexico with the WTO, alleging illegal barriers to competition in the Mexican telecommunications market. In April 2004, the WTO panel announced its decision, which was, for the most part, unfavorable to Mexico. In June 2004, the United States and Mexico settled the dispute by agreeing that Mexico would essentially eliminate its current rate system and introduce new regulations authorizing the resale of international long-distance, public, switched telecommunications services. We expect that the required changes in regulation will likely affect Telmex and competition in Mexico although we cannot predict the impact on the results of Telmex.

América Móvil

In 2000, Telmex spun-off its wireless and certain other operations to its stockholders as a separate business, América Móvil S.A. de C.V. (América Móvil). We own a 7.8% interest in América Móvil. We are a member of a consortium that holds all of the class AA shares of América Móvil stock, representing voting control of the company. Another member of the consortium, Americas Telecom S.A. de C. V., has the right to appoint a majority of the directors of América Móvil.

América Móvil began an international expansion and now serves more than 61 million customers in Latin America and the United States. A substantial majority of its wireless customers are prepaid customers. América Móvil is the largest fixed-line operator in Central America with over 1.6 million lines. América Móvil provides wireless communications in Argentina, Brazil, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, and the United States.

América Móvill provides cellular telecommunications service in all nine regions in Mexico, with a network covering approximately 35% of the geographical area, including all major cities, and approximately 81% of Mexico’s population.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years.

Percentage of Consolidated Total Operating Revenues

	2004	2003	2002

Wireline Segment
Voice	51%	54%	58%
Data	27%	25%	23%
Directory Segment
Directory advertising [1]	9%	10%	9%

[1]	Approximately 96%, 95% and 96% of directory advertising revenues were recorded in the directory segment for 2004, 2003 and 2002. The remaining directory advertising revenues were recorded in the wireline segment.

Voice and Data are included in the wireline segment and each also exceeds 10% of the wireline segment’s total operating revenues. Our Cingular segment revenues are reported in equity in net income of affiliates in our consolidated financial statements due to our equity accounting for the joint venture. Directory advertising revenues are included in our directory segment’s results of operations and are approximately 98% of directory’s total operating revenues.

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e. 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our consolidated reported results include Cingular’s results in the “Equity in Net Income of Affiliates” line. We do not report Cingular revenues on our consolidated financial statements. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis. The table below shows the effect on our other classes of services (shown in the above table) if we include 100% of Cingular’s revenues added to our total segment operating revenues.

Percentage of Total Segment Operating Revenues (including 100 % of Cingular)

	2004	2003	2002

Wireline Segment
Voice	35%	39%	43%
Data	18%	18%	17%
Cingular
Wireless subscriber	29%	25%	24%

Directory advertising contributes less than 10% of total segment operating revenues when we include 100% of Cingular in the calculation.

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

Additional information relating to federal and state regulation of our wireline subsidiaries is contained in the 2004 SBC Annual Report to Stockholders under the heading “Regulatory Developments” beginning on page 23, and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. We also license other companies to use our intellectual property. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments as well as notices asserting that our products or services infringe on their patents and other intellectual property rights. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse affect on our results of operations.

MAJOR CUSTOMER

No customer accounted for more than 10% of our consolidated revenues in 2004, 2003 or 2002.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2004 SBC Annual Report to Stockholders under the heading “Competition” beginning on page 28, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment. Applied research, technology planning and evaluation services are conducted at our subsidiary, SBC Laboratories, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were not material in 2004, 2003 or 2002.

EMPLOYEES

As of January 31, 2005, we employed approximately 162,000 persons. Approximately two-thirds of our employees are represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). In May 2004, we agreed to a new five-year contract with the CWA, which was ratified by the CWA members on July 1, 2004. The labor agreement covers more than 100,000 employees and replaces a three-year contract that expired in April 2004.

In June 2004, we agreed to a new five-year contract with the IBEW, which was ratified by the IBEW members in August 2004. The labor agreement covers approximately 11,000 workers and replaced a three-year agreement that expired in June 2004.

RECENT DEVELOPMENTS

Pending Acquisition of AT&T

On January 30, 2005, we agreed to acquire AT&T using shares of SBC stock. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of AT&T. The transaction is subject to review by the Department of Justice and approval by the Federal Communications Commission and various other regulatory authorities. We expect the acquisition of AT&T will create overall net synergies, primarily from reduced costs, with a net present value of more than $15 billion. We anticipate that nearly half the net synergies will come from the network operations and information technology areas, as facilities and operations are consolidated, and that the remaining cost synergies will come from combining business services organizations and eliminating duplicative corporate functions. We expect that 10 to 15 percent of net synergies will come from additional revenues. We expect that the acquisition will slow our revenue growth rate in the near term following the closing, but that the transaction will increase our earnings per share beginning in 2008. Additional information relating to this acquisition is contained in the 2004 SBC Annual Report to Stockholders in Note 19, and is incorporated herein by reference pursuant to General Instruction G(2).

Acquisition of Yantra

In December 2004, our subsidiary Sterling Commerce, Inc. agreed to acquire Yantra Corporation (Yantra) for approximately $170 in cash. Yantra is a provider of distributed order management and supply chain fulfillment solutions. This transaction closed on January 25, 2005.

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
  The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings, including the Triennial Review and other rulemakings, and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, availability and pricing of, unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).
  The final outcome of regulatory proceedings in our 13-state area and reopenings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, broadband deployment including Project Lightspeed, performance measurement plans, service standards and traffic compensation.
  Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.
  Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies (e.g., cable, wireless and VoIP) and UNE-P requirements, and to maintain capital expenditures.
  The extent of competition in our 13-state area and the resulting pressure on access line totals and wireline and wireless operating margins.
  Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireline and wireless markets.
  The ability of our competitors to offer product/service offerings at lower prices due to adverse regulatory decisions, including state regulatory proceedings relating to UNE-Ps and nonregulation of comparable alternative technologies (e.g., VoIP).
  The timing, extent and cost of deployment of our Project Lightspeed broadband initiative and the development of attractive and profitable service offerings.
  The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
  The issuance by the Internal Revenue Service (IRS) and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations.
  The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, network upgrades, technological advancements, industry consolidation including the acquisition of AT&T Wireless and availability and cost of capital.
  Cingular’s failure to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless and our costs in financing our portion of the merger’s purchase price.
  The impact of our pending acquisition of AT&T, including our ability to obtain governmental approvals of the acquisition on the proposed terms and schedule; the failure of AT&T stockholders to approve the transaction; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third-party relationships and revenues.
  Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory and technology developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially impact our future earnings.

ITEM 2.     PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2004, approximately 99% of our property, plant and equipment was owned by our wireline subsidiaries. Network access lines represented approximately 39% of the wireline subsidiaries’ investment in telephone plant; central office equipment represented approximately 41%; land and buildings represented approximately 9%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented approximately 6%; and other miscellaneous property represented approximately 4%.

Substantially all of the installations of central office equipment are located in buildings and on land that we own. Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3.     LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. The Company is regularly audited by the IRS and other state and local jurisdictions. The IRS has completed field examinations of the Company for all tax years through 1999, and examinations of subsequent years are in progress. The IRS has issued assessments challenging the timing and amounts of various deductions for the 1997-1999 period. The Company fully paid the taxes on these assessments and filed refund claims which the IRS has denied. The Company is currently considering its options which include litigation. In our opinion, although the outcomes of these proceedings are uncertain, they should not have a material adverse effect on our financial position, results of operations or cash flows. Additional information regarding litigation is included in the 2004 SBC Annual Report to Stockholders under the heading “Antitrust Litigation” on page 31, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe that any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of March 11, 2005)

Name	Age	Position	Held Since

Edward E. Whitacre Jr.	63	Chairman and Chief Executive Officer	1/1990

John H. Atterbury III	56	Group President - IP Services	10/2004

James W. Callaway	58	Group President	11/1999

James D. Ellis	61	Senior Executive Vice President and General Counsel	3/1989

Karen E. Jennings	54	Senior Executive Vice President - Human Resources and Communications	10/1998

James S. Kahan	57	Senior Executive Vice President - Corporate Development	7/1993

Richard G. Lindner	50	Senior Executive Vice President and Chief Financial Officer	5/2004

Forrest E. Miller	52	Group President - External Affairs and Planning	5/2004

John T. Stankey	42	Senior Executive Vice President and Chief Technology Officer	3/2004

Randall L. Stephenson	44	Chief Operating Officer	5/2004

Rayford Wilkins, Jr.	53	Group President	2/2005

All of the above executive officers have held high-level managerial positions with SBC or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York, Chicago and Pacific stock exchanges as well as the Swiss Exchange. Our stock is traded on the London Stock Exchange through the SEAQ International Markets facility. The number of stockholders of record as of December 31, 2004 and 2003 was 910,044 and 968,483. The number of stockholders of record as of February 28, 2005 was 902,697. We declared dividends, on a quarterly basis, totaling $1.26 per share in 2004 and $1.41 per share in 2003. During 2004, non-employee directors acquired from SBC shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of SBC shares or deferred stock units (DSUs) that are convertible into SBC shares. Each director also receives an annual grant of DSUs. During 2004, an aggregate of 111,188 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $23.70 to $26.45, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2004 SBC Annual Report to Stockholders under the headings “Quarterly Financial Information” on page 65, “Selected Financial and Operating Data” on page 5, “Issuer Equity Repurchases” on page 36, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6.    SELECTED FINANCIAL DATA

Information required by this Item is included in the 2004 SBC Annual Report to Stockholders under the heading "Selected Financial and Operating Data" on page 5 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2004 SBC Annual Report to Stockholders on page 6 through page 37, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2004 SBC Annual Report to Stockholders under the heading “Market Risk” on page 35, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2004 SBC Annual Report to Stockholders on page 38 through page 65, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2004.

Internal Control Over Financial Reporting

(a)    Management’s Annual Report on Internal Control over Financial Reporting The management of SBC is responsible for establishing and maintaining adequate internal control over financial reporting. SBC’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. SBC management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on its assessment, SBC management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

(b)    Attestation Report of the Registered Public Accounting Firm SBC’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. The attestation report is included on page 68, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B.    OTHER INFORMATION

There is no information that was required to be disclosed in a report on form 8-K during the fourth quarter of 2004 but was not reported.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on March 11, 2005 (“Proxy Statement”) starting on page 10, under the heading “Election of Directors”, on page 16 under the heading “Compensation of Directors”, on page 54 under the heading “Contracts with Management” and on page 36 under the heading “Audit Committee”.

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the committee are Messrs. Amelio, Barksdale, Eby and Ritchey.

The registrant has adopted a code of ethics entitled “Code of Ethics” that applies to the registrant’s principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The additional information required by Item 406 of Regulation S-K is provided in this report under the heading “General” under Part I, Item 1. Business.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant’s definitive proxy statement, dated on March 11, 2005, starting on page 16 under the heading “Compensation of Directors”, and on page 39 under the headings “Executive Compensation” but not including the Report of the Human Resources Committee on Executive Compensation, “Pension Plans” and “Contracts with Management”, which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant’s definitive proxy statement, dated on March 11, 2005, starting on page 18 under the heading “Common Stock Ownership” which is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plan Information

Information required by this Item is included in the registrant’s definitive proxy statement, dated on March 11, 2005, under the heading “Equity Compensation Plan Information” on page 57, which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the registrant’s definitive proxy statement, dated on March 11, 2005, starting on page 16 under the heading “Compensation of Directors” and on page 54 under the heading “Contracts with Management” which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the registrant’s definitive proxy statement, dated on March 11, 2005, under the heading “Principal Accountant Fees and Services” on page 37, which is incorporated herein by reference pursuant to General Instruction G(3).

PART IV

ITEM 15.    EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)     Documents filed as a part of the report:

Page
(1) Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income	*
Consolidated Balance Sheets	*
Consolidated Statements of Cash Flows	*
Consolidated Statements of Stockholders’ Equity	*
Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2004. (See Part II.)

Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	21

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3) Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

Exhibit Number

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on June 30, 2000. (Exhibit 3-a to Form 10-K for 2000.)

3-b	Bylaws amended April 30, 2004. (Exhibit 3-b to Form 10-Q filed for March 31, 2004.)

4-a	Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the registrant or any of its consolidated subsidiaries is filed herewith. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-d to Form 10-K for 1999.)

4-c	Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co., Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-e to Form 10-K for 1999.)

10-a	Short Term Incentive Plan. (Exhibit 10-a to Form 10-K for 2002.)

10-b	Supplemental Life Insurance Plan. (Exhibit 10-b to Form 10-K for 2002.)

10-c	Supplemental Retirement Income Plan.

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2002.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2002.)

10-f	Senior Management Long Term Disability Plan. (Exhibit 10-f to Form 10-K for 1986.)

10-g	Salary and Incentive Award Deferral Plan. (Exhibit 10-g to Form 10-K for 2002.)

10-g(i) Resolution amending the Plan, effective November 18, 2004.

10-h	Executive Health Plan, formerly the Supplemental Health Plan.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-k to Form 10-K for 1997.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

10-k	Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC’s subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

10-l	Stock Savings Plan. (Exhibit 10-l to Form 10-K for 2002.)

10-l(i) Resolution amending the Plan, effective November 18, 2004.

10-m	1992 Stock Option Plan. (Exhibit 10-n to Form 10-K for 2001.)

10-n	Officer Retirement Savings Plan. (Exhibit 10-q to Form 10-K for 1997.)

10-o	1996 Stock and Incentive Plan. (Exhibit 10-o to Form 10-K for 2002.)

10-p	Non-Employee Director Stock and Deferral Plan (Amended and restated as of November 19, 2004).

10-q	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-q(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-r	Pacific Telesis Group Outside Directors' Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

10-s	Pacific Telesis Group 1996 Directors' Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-s(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-t	Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group’s 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

10-t(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995.)

10-u	2001 Incentive Plan. (Exhibit 10-u to Form 10-K for 2002.)

10-v	Employment Agreement between SBC and Edward E. Whitacre Jr. (Exhibit 10-y to Form 10-K for 2001.)

10-w	2001 Stock Option Grant to Bargained-for and Certain Other Employees. (Exhibit 10-x to Form 10-K for 2002.)

10-x	1995 Management Stock Option Plan. (Exhibit 10-y to Form 10-K for 2002.)

10-y	Agreement and Plan of Merger, dated as of February 17, 2004, by and among AT&T Wireless Services, Inc., a Delaware corporation, Cingular Wireless Corporation, a Delaware corporation, Cingular Wireless LLC, a Delaware limited liability company, Links I Corporation, a Delaware corporation and a wholly-owned Subsidiary of Cingular and, solely with respect to Sections 5.3, 6.1(b), 6.5(b) and Article IX of the Agreement, SBC Communications Inc., a Delaware corporation and BellSouth Corporation, a Georgia corporation (Exhibit 99.1 to Form 8-K/A, filed February 18, 2004).

10-z	Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Cingular Wireless LLC’s Form 8-K dated October 27, 2004.)

10-aa	Concession Program for Directors. (Exhibit 10-bb to form 10-Q for March 31, 2004.)

10-bb	Cingular Revolving Credit Agreement. (Exhibit 10-cc to Form 10-Q for June 30, 2004.)

10-cc	364-Day Revolving Credit Agreement. (Exhibit 10-dd to Form 8-K for October 26, 2004.)

10-dd	Three Year Credit Agreement. (Exhibit 10-cc to Form 10-Q for September 30, 2004.)

10-ee	Administrative Plan.

10-ff	Stock Purchase and Deferral Plan. (Exhibit 10-ff to Form 8-K filed November 19, 2004.)

10-gg	Cash Deferral Plan. (Exhibit 10-gg to Form 8-K filed November 19, 2004.)

10-hh	Master Trust Agreement for SBC Communications Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibits 99.1-a, 99.1-b and 99.1-c to Schedule 13-D/A filed on December 28, 2004).

10-ii	2005 Supplemental Employee Retirement Plan.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of SBC’s Annual Report to Stockholders for the fiscal year ended December 31, 2004. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of SBC.

23	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer

32	Section 1350 Certifications

99	Consolidated Financial Statements of Cingular Wireless, L.L.C. (Excerpt from Cingular’s 2004 Form 10-K.)

We will furnish to stockholders upon request, and without charge, a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1
SBC COMMUNICATIONS INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Allowance for Uncollectibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses - Note (a)	(2) Charged to Other Accounts - Note (b)	Deductions - Note (c)	Balance at End of Period - Note (d)
Year 2004 (e)	$908	761	439	1,227	$881
Year 2003 (e)	$1,425	846	381	1,744	$908
Year 2002 (e)	$1,232	1,381	613	1,801	$1,425

__________

(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which are being billed by SBC.
(c)	Amounts written off as uncollectible.
(d)	As discussed in Note 1 to our consolidated financial statements, effective January 1, 2003 we changed our method of recognizing revenues and expenses related to publishing directories, which partially reduced our Allowance for Uncollectibles.
(e)	Amounts for all periods reflect the classification of balances related to the September 2004 sale of our interest in the directory advertising business in Illinois and northwest Indiana as discontinued operations. Accordingly, previously reported amounts have been restated to exclude activity from the discontinued operations. Additional information relating to discontinued operations is contained in the 2004 SBC Annual Report to Stockholders in Note 17, and is incorporated herein by reference pursuant to General Instruction G(2).

Schedule II - Sheet 2
SBC COMMUNICATIONS INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Accumulated Amortization of Intangibles Dollars in Millions

COL. A	COL. B	COL. C	COL. D	COL. E
Additions
Description	Balance at Beginning of Period	(1) Charged to cost and Expenses	(2) Charged to Other Accounts	Deductions	Balance at End of Period
Year 2004	$691	117	-	89	(a)	$719
Year 2003	$493	203	-	5		$691
Year 2002	$771	199	-	477	(b)	$493

__________

(a)	Includes $85 reversal of amount that was fully amortized.
(b)	Includes $364 related to goodwill which is no longer amortized under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

SBC COMMUNICATIONS INC. By /s/ Richard G. Lindner Richard G. Lindner Senior Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
Edward E. Whitacre Jr.* Chairman and Chief Executive Officer

Principal Financial and
Accounting Officer:
Richard G. Lindner Senior Executive Vice President and Chief Financial Officer
/s/ Richard G. Lindner Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer) March 11, 2005

Directors:
Edward E. Whitacre Jr.*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Clarence C. Barksdale*	Mary S. Metz*
August A. Busch III*	Toni Rembe*
William P. Clark*	S. Donley Ritchey*
Martin K. Eby, Jr.*	Joyce M. Roché*
James A. Henderson*	Laura D’Andrea Tyson*
Charles F. Knight*	Patricia P. Upton*

* by power of attorney