Form 10-Q
period 2005-03-31
SBC COMMUNICATIONS INC
filed 2005-05-06
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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
Yes X  No

At April 29, 2005, common shares outstanding were 3,303,115,625.

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts (Unaudited)

Three months ended March 31,
	2005	2004

Operating Revenues
Voice	$5,086	$5,213
Data	2,824	2,647
Long-distance voice	901	749
Directory advertising	946	962
Other	491	441

Total operating revenues	10,248	10,012

Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	4,397	4,227
Selling, general and administrative	2,470	2,346
Depreciation and amortization	1,825	1,923

Total operating expenses	8,692	8,496

Operating Income	1,556	1,516

Other Income (Expense)
Interest expense	(353)	(232)
Interest income	109	116
Equity in net income (loss) of affiliates	(58)	592
Other income (expense) - net	47	861

Total other income (expense)	(255)	1,337

Income Before Income Taxes	1,301	2,853

Income taxes	416	942

Income From Continuing Operations	885	1,911
Income From Discontinued Operations, net of tax	-	26

Net Income	$885	$1,937

Earnings Per Common Share:
Income From Continuing Operations	$0.27	$0.58
Net Income	$0.27	$0.59

Earnings Per Common Share - Assuming Dilution:
Income From Continuing Operations	$0.27	$0.58
Net Income	$0.27	$0.58

Weighted Average Number of Common
Shares Outstanding - Basic (in millions)	3,303	3,308
Dividends Declared Per Common Share	$0.3225	$0.3125

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts

March 31, 2005	December 31, 2004

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$427	$760
Short-term investments	35	99
Accounts receivable - net of allowances for
uncollectibles of $953 and $881	5,268	5,480
Prepaid expenses	904	746
Deferred income taxes	552	566
Other current assets	828	890

Total current assets	8,014	8,541

Property, plant and equipment - at cost	136,770	136,177
Less: accumulated depreciation and amortization	87,459	86,131

Property, Plant and Equipment - Net	49,311	50,046

Goodwill	1,768	1,625
Investments in Equity Affiliates	1,867	1,798
Investments in and Advances to Cingular Wireless	32,949	33,687
Other Assets	13,037	13,147

Total Assets	$106,946	$108,844

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,175	$5,734
Accounts payable and accrued liabilities	9,083	10,038
Accrued taxes	1,267	1,787
Dividends payable	1,066	1,065
Liabilities of discontinued operations	-	310

Total current liabilities	17,591	18,934

Long-Term Debt	20,937	21,231

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	15,380	15,621
Postemployment benefit obligation	9,233	9,076
Unamortized investment tax credits	182	188
Other noncurrent liabilities	3,219	3,290

Total deferred credits and other noncurrent liabilities	28,014	28,175

Stockholders’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,726	12,804
Retained earnings	29,171	29,352
Treasury shares (at cost)	(4,332)	(4,535)
Additional minimum pension liability adjustment	(190)	(190)
Accumulated other comprehensive income	(404)	(360)

Total stockholders’ equity	40,404	40,504

Total Liabilities and Stockholders’ Equity	$106,946	$108,844

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents (Unaudited)

Three months ended March 31,
2005	2004

Operating Activities
Net income	$885	$1,937
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,825	1,923
Undistributed earnings from investments in equity affiliates	74	(496)
Provision for uncollectible accounts	239	231
Amortization of investment tax credits	(6)	(8)
Deferred income tax expense	(37)	466
Net gain on sales of investments	(66)	(889)
Income from discontinued operations, net of tax	-	(26)
Retirement benefit funding	-	(232)
Changes in operating assets and liabilities:
Accounts receivable	(27)	150
Other current assets	(97)	(33)
Accounts payable and accrued liabilities	(1,469)	(986)
Other - net	(65)	(39)

Total adjustments	371	61

Net Cash Provided by Operating Activities	1,256	1,998

Investing Activities
Construction and capital expenditures	(1,050)	(936)
Investments in affiliates - net	596	-
Purchases of held-to-maturity securities	-	(79)
Maturities of held-to-maturity securities	64	130
Dispositions	73	2,179
Acquisitions	(169)	-
Proceeds from note repayment	37	50

Net Cash Provided by (Used in) Investing Activities	(449)	1,344

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	761	-
Repayment of long-term debt	(572)	(142)
Issuance of treasury shares	47	63
Dividends paid	(1,066)	(1,034)

Net Cash Used in Financing Activities	(830)	(1,113)

Net increase (decrease) in cash and cash equivalents from continuing operations	(23)	2,229

Net increase (decrease) in cash and cash equivalents from discontinued operations	(310)	46

Net increase (decrease) in cash and cash equivalents	(333)	2,275

Cash and cash equivalents beginning of year	760	4,806

Cash and Cash Equivalents End of Period	$427	$7,081

Cash paid during the three months ended March 31 for:
Interest	$413	$299
Income taxes, net of refunds	$1,426	$52

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts (Unaudited)

Three months ended March 31, 2005

	Shares	Amount

Common Stock
Balance at beginning of year	3,433	$3,433

Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year		$12,804
Issuance of shares		(104)
Stock option expense		7
Other		19

Balance at end of period		$12,726

Retained Earnings
Balance at beginning of year		$29,352
Net income ($0.27 per share)		885
Dividends to stockholders ($0.3225 per share)		(1,066)

Balance at end of period		$29,171

Treasury Shares
Balance at beginning of year	(132)	$(4,535)
Issuance of shares	4	203

Balance at end of period	(128)	$(4,332)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(190)

Balance at end of period		$(190)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(360)
Other comprehensive income (see Note 2)		(44)

Balance at end of period		$(404)

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
MARCH 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Postretirement Health Care Benefits – In May 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act), the Financial Accounting Standards Board (FASB) issued final guidance on how employers that provide postretirement health care benefits should account for the Medicare Act (referred to as FSP FAS 106-2). FSP FAS 106-2 requires us to account for the Medicare Act as an actuarial gain or loss. As allowed under the FASB’s preliminary guidance (referred to as FSP FAS 106-1) we initially accounted for the Medicare Act as a plan amendment and recorded the adjustment in the amortization of our liability, from the December 2003 date of enactment of the Medicare Act. Because our initial accounting for the effects of the Medicare Act differed from the final guidance issued, in accordance with FSP FAS 106-2, we restated our first-quarter 2004 results to reflect the recognition as an actuarial gain or loss. While the gain realized from the Medicare Act is the same amount when recognized as an actuarial gain or loss instead of as a plan amendment, the gain is recognized over a longer period of time, which decreases the annual impact on our results. This restatement decreased our first-quarter 2004 net income approximately $11 (with no tax effect), or less than $0.01 per diluted share. Due to the immaterial impact of the change in accounting on 2003 (since the Medicare Act was enacted in December), we did not record a cumulative effect of accounting change as of January 1, 2004. (See Note 6)

Share-Based Compensation – On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

For companies registered with the SEC, such as SBC, FAS 123(R) must be adopted no later than the fiscal year beginning after June 15, 2005. FAS 123(R) permits public companies to adopt its requirements using the following methods:

  The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.
  The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are still considering which method to adopt under FAS 123(R). We adopted the fair-value-based method of accounting for share-based payments allowed under FAS 123 effective January 1, 2002, using the retroactive restatement method of adoption described in FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This included restatement of results from January 1, 2000 forward, as those were the years for which audited income statements were included in the 2002 SBC Annual Report. Upon adoption of FAS 123(R), if we were to adopt the retrospective method, we would also restate results for 1995 through 1999 for the effects on our equity. We are currently using the Black-Scholes option pricing model to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of FAS 123(R).

We anticipate that adoption of FAS 123(R) will not have a material impact on compensation expense. However, our current accounting under FAS 123 and prospective accounting under FAS 123(R) may affect our ability to fully realize the value shown on our balance sheet of deferred tax assets associated with compensation expense. Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair value of the option at the grant date. The provisions of FAS 123 and FAS 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the current stock price of SBC common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that tax benefits in excess of the deferred taxes associated with compensation expense were previously recognized, the potential future impact on income would be reduced. Adoption of FAS 123(R) under the modified retrospective method would increase the amount of excess benefits we have previously recorded.

Conditional Asset Retirement Obligations – During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. For example, assume there are specific disposal requirements for an asset once it is physically removed from service, but there is no requirement to remove the asset from service. Under FAS 143, nothing would have been accrued for disposal at time of purchase. Under FIN 47, the cost of disposal only would be accrued at the time of purchase, but not the cost of removal as it is the removal activity that triggers the required disposal. Any liability accrued is offset by an increase in the value of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently studying the effects of FIN 47 on our financial statements.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, including those related to our discontinued operations (see Note 7).

Income Taxes – Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. We provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both the federal and state levels.

Our income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) and state taxing authorities. The IRS has completed field examinations for all tax years through 1999 and examinations of subsequent years are in progress. The IRS has issued assessments challenging the timing and amounts of various deductions for the 1997-1999 period. Additionally, the IRS is expected to complete field work for the 2000-2002 period during 2005. We paid the taxes on these assessments and filed refund claims, which the IRS has denied. We are working with the IRS to resolve all the issues related to these claims. The ultimate resolution is not expected to have a material adverse impact on the financial statements.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. At March 31, 2005, we held $291 in cash, $107 in money market funds and $29 in other cash equivalents.

Investment Securities – Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income.

Revenue Recognition – Revenues and associated expenses related to nonrefundable, up-front wireline service activation fees are deferred and recognized over the average customer life of five years. Expenses, though exceeding revenue, are only deferred to the extent of revenue.

Certain revenues derived from local telephone, long-distance, data and wireless services (principally fixed fees) are billed monthly in advance and are recognized the following month when services are provided. Other revenues derived from telecommunications services, principally long-distance and wireless airtime usage (in excess or in lieu of fixed fees) and network access, are recognized monthly as services are provided.

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

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment. During 2005, our goodwill increased $143 due to an acquisition by our consolidated subsidiary Sterling Commerce, Inc.

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2005 and 2004 include net income and adjustments to stockholders’ equity for the foreign currency translation adjustment and net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, primarily Mexico in 2005 and Denmark in 2004. The reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

Three months ended March 31,
	2005	2004

Net income	$885	$1,937
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	(12)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(16)	77
Less reclassification adjustment realized in net income	(27)	-
Reclassification adjustment for losses on cash flow hedges
included in net income	1	-

Other comprehensive income (loss)	(44)	65

Total comprehensive income	$841	$2,002

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income from continuing operations for the three months ended March 31, 2005 and 2004 are shown in the table below:

Three months ended March 31,
2005	2004

Numerators
Numerator for basic earnings per share:
Income from continuing operations	$885	$1,911
Dilutive potential common shares:
Other stock-based compensation	2	1

Numerator for diluted earnings per share	$887	$1,912

Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,303	3,308
Dilutive potential common shares:
Stock options	1	2
Other stock-based compensation	11	13

Denominator for diluted earnings per share	3,315	3,323

Basic earnings per share
Income from continuing operations	$0.27	$0.58
Income from discontinued operations	-	0.01

Net income	$0.27	$0.59

Diluted earnings per share
Income from continuing operations	$0.27	$0.58
Income from discontinued operations	-	-

Net income	$0.27	$0.58

At March 31, 2005 and 2004, we had issued and outstanding options to purchase approximately 209 and 229 million shares of SBC common stock. The exercise prices of options to purchase a weighted average of 196 and 192 million shares exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2005, the exercise prices of 14 million share options were below market price. Of these options, 11 million will expire by the end of 2007.

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

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In February 2005, we announced we were recording a charge against fourth-quarter 2004 results to reflect the correction of an error relating to the lease accounting practices of Cingular. Because Cingular restated previous financial results, we have reflected those adjustments in Cingular’s 2004 results recorded in the following table. However, due to the immateriality of this adjustment to the results of operations, cash flows and financial position of SBC, we did not adjust our first-quarter 2004 equity in net income of affiliates, which is reflected in the “Other” segment. This charge does not affect Cingular’s cash flows and is primarily related to the timing of recording rental expense, which would balance out over the life of the affected operating leases. In the segment tables following we present 100% of Cingular’s revenues and expenses including this adjustment under “Total segment operating revenues” and “Total segment operating expenses.” Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income (loss) of affiliates. For segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

The directory segment includes our directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months. Results for 2004 presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) (see Note 7). In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth Corporation (BellSouth) and purchased the online directory provider YellowPages.com (YPC). Our portion of the results from YPC is recorded as equity in net income of affiliates.

Our international segment includes all investments with primarily international operations. The other segment includes results from paging services, all corporate and other operations as well as the Cingular equity income, as discussed above.

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

For the three months ended March 31, 2005
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,281	$8,229	$905	$3	$59	-	$(8,229)	$10,248
Intersegment revenues	8	-	24	-	-	(32)	-	-

Total segment operating revenues	9,289	8,229	929	3	59	(32)	(8,229)	10,248

Operations and support expenses	6,465	6,440	443	7	(18)	(30)	(6,440)	6,867
Depreciation and amortization expenses	1,798	1,675	2	-	26	(1)	(1,675)	1,825

Total segment operating expenses	8,263	8,115	445	7	8	(31)	(8,115)	8,692

Segment operating income	1,026	114	484	(4)	51	(1)	(114)	1,556
Interest expense	-	338	-	-	-	353	(338)	353
Interest income	-	18	-	-	-	109	(18)	109
Equity in net income (loss) of affiliates	-	2	(1)	74	(132)	1	(2)	(58)
Other income (expense) – net	-	(14)	-	-	-	47	14	47

Segment income before income taxes	1,026	(218)	483	70	(81)	(197)	218	1,301

For the three months ended March 31, 2004
	Wireline	Cingular	Directory	International	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results

Revenues from external customers	$9,032	$3,967	$915	$5	$60	$-	$(3,967)	$10,012
Intersegment revenues	8	-	23	-	-	(31)	-	-

Total segment operating revenues	9,040	3,967	938	5	60	(31)	(3,967)	10,012

Operations and support expenses	6,204	2,864	410	12	(22)	(31)	(2,864)	6,573
Depreciation and amortization expenses	1,898	553	3	-	22	-	(553)	1,923

Total segment operating expenses	8,102	3,417	413	12	-	(31)	(3,417)	8,496

Segment operating income	938	550	525	(7)	60	-	(550)	1,516
Interest expense	-	198	-	-	-	232	(198)	232
Interest income	-	2	-	-	-	116	(2)	116
Equity in net income (loss) of affiliates	-	(108)	-	452	140	-	108	592
Other income (expense) – net	-	(25)	-	-	-	861	25	861

Segment income before income taxes	938	221	525	445	200	745	(221)	2,853

NOTE 5. TRANSACTIONS WITH CINGULAR

Advances to Cingular outstanding at both March 31, 2005 and December 31, 2004 totaled $5,855. These advances bear interest at an annual rate of 6.0% and mature in June 2008. We earned interest income on these advances of $87 in the first quarter of 2005 and $88 in the first quarter of 2004. These advances do not include the advances to Cingular related to the revolving credit agreement discussed below.

Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offer Rate) plus 0.05% and may be renewed annually upon agreement of the parties. We expect this agreement to be renewed. This agreement includes a provision for the repayment of our and BellSouth’s advances made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. In the first quarter of 2005, we received net repayments totaling $596 from Cingular in accordance with the terms of this revolving credit agreement. Our share of advances to Cingular related to this revolving credit agreement was approximately $406 at March 31, 2005 and $1,002 at December 31, 2004 and was reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet.

We generated revenues of $175 in the first quarter of 2005 and $149 in the first quarter of 2004 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through SBC sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income (loss) of affiliates” line in our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2005.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

In May 2004, the FASB issued guidance (referred to as FSP FAS 106-2) on how employers should account for provisions of the Medicare Act, which was enacted in December 2003. Because our initial accounting for the effects of the Medicare Act was based on preliminary FASB guidance and differed from the final guidance issued by the FASB in FSP FAS 106-2, we restated our first-quarter 2004 results by increasing our expense approximately $11. In the following table, gains are denoted with parentheses and losses are not. (See Note 1)

Three months ended March 31,
2005	2004

Pension cost:
Service cost - benefits earned during the period	$196	$207
Interest cost on projected benefit obligation	403	412
Expected return on assets	(636)	(674)
Amortization of prior service cost and transition asset	47	47
Recognized actuarial loss	39	12

Net pension cost	$49	$4

Postretirement benefit cost:
Service cost - benefits earned during the period	$99	$91
Interest cost on accumulated postretirement
benefit obligation	367	360
Expected return on assets	(189)	(193)
Amortization of prior service benefit	(80)	(109)
Recognized actuarial loss	114	119

Postretirement benefit cost	$311	$268

Combined net pension and postretirement cost	$360	$272

Our combined net pension and postretirement cost increased approximately $88 in the first quarter of 2005. This cost increase primarily resulted from our recognition of unrecognized net losses on plan assets that occurred during the years 2000 through 2004. In accordance with GAAP, we recognize actual gains and losses on pension and postretirement plan assets equally over a period of not more than five years. The unrecognized losses in 2000 through 2002, partially offset by our unrecognized gains in 2003 and 2004 increased our combined pension and postretirement cost approximately $82.

In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. Concurrent with our second-quarter 2004 bargaining agreement with the Communications Workers of America, we also modified our nonmanagement retiree benefits. This modification of nonmanagement retiree medical coverage changes occurred in the second quarter of 2004; as a result, our quarterly combined pension and postretirement cost increased approximately $50 for the first quarter of 2005 when compared to the first quarter of 2004.

Our combined net pension and postretirement cost also increased approximately $25 due to our decision to reduce the discount rate used to calculate service and interest cost from 6.25% to 6.00%, in response to lower corporate bond interest rates.

Partially offsetting these increases was the amortization of actuarial gains from prior year lower-than-expected medical and prescription drug claims, which decreased cost approximately $31, and our change in the calculation of pension benefits provided to management employees, which became effective January 2005 and decreased cost $30 in the first quarter of 2005.

As a result of these economic impacts and assumption changes previously discussed, we expect a combined net pension and postretirement cost of between $1,400 and $1,550 in 2005. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in the value of plan assets used in pension and postretirement calculations, which under GAAP we will recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

NOTE 7. DISCONTINUED OPERATIONS

In July 2004, we entered into an agreement to sell our interest in the directory advertising business in Illinois and northwest Indiana to Donnelley. In September 2004, we completed the sale and received net proceeds of approximately $1,397 and recorded a gain of approximately $1,357 ($827 net of tax).

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we reclassified the results from our directory advertising business in Illinois and northwest Indiana as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results are presented in the “Income From Discontinued Operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in our directory segment.

Summarized financial information for the Illinois and northwest Indiana directory advertising business is as follows:

Three months ended March 31,	2005	2004

Operating revenues	$-	$116
Operating income	-	43
Income taxes	-	17
Net income from operations	-	26

At March 31, 2005 and December 31, 2004, the assets of the discontinued operations were $0. The liabilities of the discontinued operations were $0 at March 31, 2005 and $310 at December 31, 2004 and are presented separately under the caption “Liabilities of discontinued operations” on our Consolidated Balance Sheets. At December 31, 2004, the liabilities of $310 were primarily tax liabilities associated with the gain on the disposition. These liabilities were all paid in the first quarter of 2005, as reflected on the Consolidated Statement of Cash Flows.

NOTE 8. ACQUISITION OF AT&T

On January 30, 2005, we agreed to acquire AT&T Corp. (AT&T) in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock. In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. After the acquisition, AT&T will be a wholly owned subsidiary of SBC. The transaction has been approved by the Board of Directors of each company and also must be approved by the shareholders of AT&T. AT&T shareholders are expected to vote on the proposed merger as early as June 2005. The transaction also is subject to review by the U.S. Department of Justice (DOJ) and approval by the Federal Communications Commission (FCC) and various other regulatory authorities. We have made the required filings with the DOJ and have received a request for additional information. We have filed applications with the FCC as well as with the approximately 24 state public utility commissions that require such applications for approval and the District of Columbia Public Utility Commission. We have also filed notices with 12 other state public utility commissions and applications in 14 foreign countries. We expect the transaction to close in late 2005 or early 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in Millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC.” A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our tables throughout this section, percentage increases and decreases that equal or exceed 100% are not considered meaningful and are denoted with a dash.

Consolidated Results Our financial results in the first quarter of 2005 and 2004 are summarized as follows:

First Quarter

2005	2004	Percent Change

Operating revenues	$10,248	$10,012	2.	4%
Operating expenses	8,692	8,496	2.	3
Operating income	1,556	1,516	2.	6
Income before income taxes	1,301	2,853	(54.	4)
Income from continuing operations	885	1,911	(53.	7)
Income from discontinued operations, net of tax	-	26		-

Net income	885	1,937	(54.	3)

Overview Our operating income increased $40, or 2.6%, in the first quarter of 2005 and our operating income margin increased from 15.1% to 15.2%. The increase was driven by continued growth in long-distance voice and data revenue. These increases were largely offset by a continued decrease in voice revenue resulting from a decline in retail access lines, and a 2.3% increase in operating expenses. The decline in retail access lines historically has been primarily attributable to customers moving from our retail lines to competitors using our wholesale lines provided under the Unbundled Network Element-Platform (UNE-P) rules. However, starting with the third quarter of 2004, the number of UNE-P lines has been declining and we reported a decrease in the number of UNE-P lines at the end of the first quarter 2005 as compared with the same period in 2004. This decline reflects developments in the federal regulatory environment over the past year, the continued success in our bundling strategy described below and the previously announced pullbacks from competitors in the consumer market. However, the decline in UNE-P lines also could increase pressure on our operating revenues should a customer that was receiving service from a UNE-P provider switch to an alternative technology (see below). See our “Competitive and Regulatory Environment” section for further discussion of UNE-P developments.

Retail access lines declined in the first quarter of 2005 due to increased competition, as customers disconnected both primary and additional lines and began using wireless and Voice over Internet Protocol (VoIP) technology and cable instead of phone lines for voice and data; this was also a contributing factor in the year-ago period. Retail access lines also declined for both periods due to customers disconnecting their additional lines when purchasing our broadband internet-access (DSL) services. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on the UNE-P rules to offer service (i.e., one of our wholesale customers), we lose all revenue when a wireline customer shifts to an alternative technology such as cable, wireless or VoIP. However, when a customer signs up for Cingular Wireless (Cingular) service, our net income impact of the lost revenue is lessened because we own a 60% economic interest in Cingular (see Note 5). Increasing use of alternative technologies will continue to pressure our operating margins. Although retail access line losses have continued, the trend has slowed, reflecting in part our ability to now offer retail nationwide long-distance service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (bundles).

Operating revenues Our operating revenues increased $236, or 2.4%, in the first quarter of 2005. Our significant revenue impacts are listed below and discussed in greater detail in our “Wireline Segment Results” section.

  Data revenues increased $177 primarily driven by continued growth in DSL.
  Long-distance voice revenues increased $152 primarily driven by increased bundled sales of combined long-distance and local calling fixed-fee offerings.

These increases in data and long-distance voice revenues were partially offset by the $127 decline in voice revenues primarily resulting from the loss of retail access lines and increased competition.

Operating expenses Our operating expenses increased $196, or 2.3%, in the first quarter of 2005. Our significant first-quarter 2005 increases are listed below and discussed in greater detail in our “Wireline Segment Results” section. These increases were partially offset by lower depreciation and amortization expenses.

  Costs associated with harsh weather, primarily historically severe rains and floods in Southern California, increased approximately $100.
  Costs associated with equipment sales and related network integration services, and our co-branded SBC | DISH Network satellite TV service, increased approximately $98, reflecting our emphasis on our growth initiatives in the large-business market and video.
  Combined net pension and postretirement cost increased approximately $88 (see our “Combined Net Pension and Postretirement Benefit” discussion for further details).

Combined Net Pension and Postretirement Benefit Our combined net pension and postretirement cost increased approximately $88 in the first quarter of 2005. This cost increase primarily resulted from our recognition of unrecognized net losses on plan assets that occurred during the years 2000 through 2004. In accordance with U.S. generally accepted accounting principles (GAAP), we recognize actual gains and losses on pension and postretirement plan assets equally over a period of not more than five years. The unrecognized losses in 2000 through 2002, partially offset by our unrecognized gains in 2003 and 2004 increased our combined pension and postretirement cost approximately $82.

In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. Concurrent with our second-quarter 2004 bargaining agreement with the Communications Workers of America, we also modified our nonmanagement retiree benefits. This modification of nonmanagement retiree medical coverage changes occurred in the second quarter of 2004; as a result, our quarterly combined pension and postretirement cost increased approximately $50 for the first quarter of 2005 when compared to the first quarter of 2004.

Our combined net pension and postretirement cost also increased approximately $25 due to our decision to reduce the discount rate used to calculate service and interest cost from 6.25% to 6.00%, in response to lower corporate bond interest rates.

Partially offsetting these increases was the amortization of actuarial gains from prior year lower-than-expected medical and prescription drug claims, which decreased cost approximately $31, and our change in the calculation of pension benefits provided to management employees, which became effective January 2005 and decreased cost $30 in the first quarter of 2005.

As a result of these economic impacts and assumption changes previously discussed, we expect a combined net pension and postretirement cost of between $1,400 and $1,550 in 2005. Approximately 10% of these costs are capitalized as part of construction labor, providing a small reduction in the net expense recorded. While we will continue our cost-cutting efforts, certain factors, such as investment returns, depend largely on trends in the U.S. securities market and the general U.S. economy. In particular, uncertainty in the securities markets and U.S. economy could result in investment losses and a decline in the value of plan assets used in pension and postretirement calculations, which under GAAP we will recognize over the next several years. Should the securities markets decline and medical and prescription drug costs continue to increase significantly, we would expect increasing annual combined net pension and postretirement cost for the next several years. Additionally, should actual experience differ from actuarial assumptions, combined net pension and postretirement cost would be affected in future years.

Interest expense increased $121, or 52.2%, in the first quarter of 2005. The increase was the result of our issuing additional debt of $8,750 in the fourth quarter of 2004 to finance our portion of the purchase price for AT&T Wireless Services Inc. (AT&T Wireless).

Interest income decreased $7, or 6%, in the first quarter of 2005. The decrease was primarily a result of a lower average investment balance in the first quarter of 2005 compared with the year-ago quarter. In the fourth quarter of 2004 we used a significant amount of these investments to fund our portion of the purchase price for AT&T Wireless.

Equity in net income (loss) of affiliates decreased $650 in the first quarter of 2005. The decrease was partially due to a decline in results from our international holdings of approximately $378, largely attributable to gains that occurred in 2004 and foregone equity income from our 2004 disposition of investments. The decrease was also due to lower results from Cingular. Our proportionate share of Cingular’s results decreased approximately $280 in the first quarter of 2005.

We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income (loss) of affiliates” line item in our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section and results from our international holdings are discussed in detail in “International Segment Results.” Our accounting for Cingular is described in more detail in Note 4.

Other income (expense) – net We had other income of $47 in the first quarter of 2005 and $861 in the first quarter of 2004. Results for the first quarter of 2005 primarily consisted of gains of $68 on the sale of shares of Amdocs Limited (Amdocs) and SpectraSite, Inc. (SpectraSite), partially offset by a charge of $21 related to the other-than-temporary decline in the value of various cost investments. Results for the first quarter of 2004 primarily consisted of a gain on the sale of our investment in Belgacom S.A. (Belgacom) of approximately $832 and a gain of $57 on the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil), partially offset by a loss on a sale of an investment of approximately $21.

Income taxes decreased $526, or 55.8%, in the first quarter of 2005. The decrease was due to lower income before income taxes in 2005, which was primarily the result of a decrease in “Equity in net income (loss) of affiliates” (see previous discussion) and the gain in 2004 on the sale of our interest in Belgacom. Our effective tax rate for the first quarter of 2005 was 32.0% and 2004 was 33.0%.

Income from Discontinued Operations decreased $26 in the first quarter of 2005. The decrease was due to the sale of our directory advertising business in Illinois and northwest Indiana in 2004. (See Note 7)

Selected Financial And Operating Data

March 31,
	2005	2004

Debt ratio [1]	40.2%	31.3%
Network access lines in service (000)	51,868	54,256
Wholesale lines (000)	6,503	7,238
Long-distance lines in service (000)	22,004	16,984
DSL lines in service (000)	5,608	3,962
Number of SBC employees	160,880	168,330
Cingular Wireless customers [2] (000)	50,369	24,618

1 See our “Liquidity and Capital Resources” section for discussion.
2 Numbers represent 100% of the cellular/PCS customers of Cingular (the 2004 number does not include AT&T Wireless customers).

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

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services and satellite television services through our agreement with EchoStar Communications Corp (“SBC | DISH Network” offering). In discussing regional trends in this segment, the “Midwest” refers to Illinois, Indiana, Michigan, Ohio and Wisconsin; the “Southwest” refers to Arkansas, Kansas, Missouri, Oklahoma and Texas; the “West” refers to California and Nevada; and the “East” refers to Connecticut (all combined, “13-state area”).

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates. Cingular’s first quarter 2004 results have been restated to reflect the correction of an error relating to the lease accounting practices of Cingular, which was announced in February 2005.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of the directory, typically 12 months. Results for all periods presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley (see Note 7). In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth Corporation and purchased the online directory provider YellowPages.com (YPC). Our portion of the results from YPC is recorded as equity in net income of affiliates.

Our international segment includes all investments with primarily international operations. The other segment includes results from paging services, all corporate and other operations as well as the equity income from our investment in Cingular. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we record equity in net income of affiliates (from non-international investments) in the other segment.

The following tables show components of results of operations by segment. A discussion of significant segment results is also presented following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireline
Segment Results

First Quarter

Percent
	2005	2004	Cha	nge

Segment operating revenues
Voice	$5,086	$5,213	(2.4)%
Data	2,824	2,647	6.7
Long-distance voice	901	749	20.3
Other	478	431	10.9

Total Segment Operating Revenues	9,289	9,040	2.8

Segment operating expenses
Cost of sales	4,182	4,021	4.0
Selling, general and administrative	2,283	2,183	4.6
Depreciation and amortization	1,798	1,898	(5.3)

Total Segment Operating Expenses	8,263	8,102	2.0

Segment Income	$1,026	$938	9.4%

Our wireline segment operating income margin was 11.0% in the first quarter of 2005, compared to 10.4% in the first quarter of 2004. The modest improvement in our wireline segment operating income margin in 2005 was due primarily to the continued growth in our data and long-distance voice revenue, which more than offset the loss of voice revenue from the decline in total access lines (as shown in the following table) from 2004 to 2005 of approximately 2.4 million lines, or 4.4%. This voice revenue decline was caused by customers continuing to disconnect primary and additional lines and using alternative technologies, such as wireless, VoIP and cable instead of phone lines for voice and data; our bundling strategy and other pricing responses to competitors’ offerings; and lower demand for services. Revenue also has declined over the past several years as our retail customers have disconnected their lines in order to obtain service from competitors who lease our UNE-P lines. However, that trend started to change in the third quarter of 2004 and for this quarter UNE-P lines declined by almost 0.7 million, or 10.1%, from March 31, 2004 levels (see table below). The impact of the UNE-P rules on our operating revenue is discussed below. (The UNE-P rules are discussed in “Competitive and Regulatory Environment.”) Our operating income margin was also pressured on the cost side due to higher costs caused by severe weather and our growth initiatives in long-distance, DSL and the large-business market.

Following is a summary of our switched access lines at March 31, 2005 and 2004:

Switched Access Lines

March 31,

(in 000s)	2005	2004	Increase (Decrease)

Retail Consumer
Primary	23,222	23,792	(570)
Additional	4,218	4,745	(527)

Retail Consumer Subtotal	27,440	28,537	(1,097)

Retail Business	17,507	18,022	(515)

Retail Subtotal	44,947	46,559	(1,612)

Percent of total switched access lines	86.7%	85.8%
UNE-P	6,133	6,821	(688)
Resale	370	417	(47)

Wholesale Subtotal	6,503	7,238	(735)

Percent of total switched access lines	12.5%	13.3%
Payphone (Retail and Wholesale)	418	459	(41)

Percent of total switched access lines	0.8%	0.9%
Total Switched Access Lines	51,868	54,256	(2,388)

DSL Lines in Service	5,608	3,962	1,646

Total switched access lines in service at March 31, 2005 declined 4.4%, from March 31, 2004 levels. Retail access lines, while declining 3.5% from March 31, 2004 levels, represent 86.7% of total switched access lines at March 31, 2005 compared to 85.8% a year earlier. During this same period, wholesale lines (which include UNE-P and resale) decreased 10.2% and at March 31, 2005 represented 12.5% of total access lines, down from 13.3% a year earlier.

The decline in total access lines reflects many factors including the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, the continued growth in alternative communication technologies such as wireless, cable and other internet-based systems and continuing slow demand from U.S. businesses. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on the UNE-P rules to offer service (i.e., one of our wholesale customers), we lose all customer revenue when a retail wireline customer shifts to an alternative technology such as cable, wireless or the internet using VoIP. However, due to new UNE-P rules that became effective March 11, 2005, we expect that UNE-P will have less of an impact on our access line losses in the future. Increasing use of alternative technologies and our negotiated commercial agreements with competitors could continue to pressure our wireline segment’s operating margins. For a more detailed discussion on the UNE-P rules see “Competitive and Regulatory Environment.”

While retail access lines continued to decline, the trend slowed in our West, Midwest and Southwest regions, reflecting continued success with our bundling strategy. In late 2003, we began offering retail nationwide long-distance service in our Midwest region (see our “Competitive and Regulatory Environment” section). Retail access lines for the Midwest region have decreased 3.3% since March 31, 2004, compared with declines of 4.1% in the Southwest region and 2.9% in the West region, for the same period.

Our retail consumer primary lines increased by 16,000 compared to December 31, 2004 levels, which is our first quarter over quarter increase since the first quarter of 2000. See further discussion of the details of our wireline segment revenue and expense fluctuations below.

Voice revenues decreased $127, or 2.4%, in the first quarter of 2005 primarily due to the loss of retail access lines. The decline in retail lines primarily reflects increased competition, including customers using wireless, VoIP technology and cable instead of phone lines for voice and data, and the disconnection of additional lines for DSL service and other reasons. The access-line declines decreased revenues approximately $110. A decline in demand for calling features (e.g., Caller ID and voice mail) due primarily to the access-line declines decreased revenues approximately $31. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $11.

Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $11 in the first quarter of 2005, as more customers chose broader long-distance and other bundled offerings. Continued declines in demand for voice equipment located on customer premises decreased revenues approximately $23. Revenue from payphone services decreased approximately $10, primarily due to lower demand. We expect payphone access lines and revenue to continue to decline in future periods. Partially offsetting these revenue declines, settlements and billing adjustments with our wholesale customers increased revenues approximately $69, which includes approximately $32 related to our settlement with a carrier in March 2005 (see our “Competitive and Regulatory Environment” section).

Data revenues increased $177, or 6.7%, in the first quarter of 2005. This increase was primarily due to continued growth in DSL, our broadband internet-access service, which increased data revenues approximately $131 in the first quarter of 2005. The number of DSL lines in service grew to approximately 5.6 million as compared to 4.0 million at March 31, 2004. Additionally, revenue from large-business customers for data equipment sales and network integration services increased approximately $20. Revenues from large-business customers (as well as DSL) typically consist of revenue from the initial installation of equipment followed by services provided over multiple years.

Revenue from our high-capacity transport services increased approximately $24 in the first quarter of 2005. Our high-capacity transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 60% of total data revenues in the first quarter of 2005 and 63% in the first quarter of 2004.

Long-distance voice revenues increased $152, or 20.3%, in the first quarter of 2005. The 2005 increase was primarily driven by the increase in long-distance lines in service since the first quarter of 2004. The number of long-distance lines in service grew to approximately 22 million as compared to 17 million at March 31, 2004. Sales of combined long-distance and local calling fixed-fee offerings (referred to as “bundling”) also contributed to the increased long-distance revenues and lines. Sales of our bundling offers continued to increase in our Midwest, West and Southwest regions with the most significant improvements in results occurring in our Midwest region.

Retail long-distance revenues increased approximately $157 in the first quarter of 2005, reflecting our ability to offer nationwide long-distance services since late 2003. Also contributing to the increase was continued growth in our international calling bundles and our business long-distance service. Other long-distance revenues increased approximately $34, which includes wholesale long-distance services sold to Cingular and retail international long-distance. Partially offsetting these increases was a decline of approximately $42 due to increased competition and a reduction in our billed minutes of use mainly related to the increased sales of our fixed-fee bundles, which do not separately bill for minutes of use.

Other operating revenues increased $47, or 10.9%, in the first quarter of 2005. Our co-branded SBC | DISH Network satellite TV service increased revenue approximately $64 in 2005. Price increases, primarily in directory assistance, increased revenues approximately $11. Partially offsetting these revenue increases, reduced demand for directory and operator assistance and other miscellaneous products and services decreased revenue approximately $30 in 2005.

Cost of sales expenses increased $161, or 4.0%, in the first quarter of 2005. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

We incurred higher than normal weather-related costs of approximately $100 in the first quarter of 2005 primarily related to floods in Southern California. Costs associated with equipment sales and related network integration services, and our co-branded SBC | DISH Network satellite TV service increased approximately $98 reflecting our emphasis on our growth initiatives in the large business market and video. Costs associated with equipment for large-business customers (as well as DSL and video) typically are greater than costs associated with services that are provided over multiple years. Our combined net pension and postretirement cost increased approximately $54 in 2005, primarily resulting from our recognition of net losses on plan assets that occurred in 2000 through 2004 and second-quarter 2004 modifications of nonmanagement retiree medical coverage. See our “Consolidated Results” section for further discussion of combined net pension and postretirement cost. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs increased approximately $19. Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $12.

Partially offsetting the increases, lower employee levels decreased expenses, primarily salary and wages, approximately $101. In addition, traffic compensation expense decreased approximately $26 related to our settlement with a carrier in March 2005 (see our “Competitive and Regulatory Environment” section).

Selling, general and administrative expenses increased $100, or 4.6%, in the first quarter of 2005. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Non-employee related expenses such as contract services, agent commissions, materials and supplies costs and corporate allocations increased approximately $86, primarily due to the timing of parent charges. Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $27. Our combined net pension and postretirement cost increased approximately $25 primarily resulting from our recognition of net losses on plan assets that occurred in 2000 through 2004 and second-quarter 2004 modifications of nonmanagement retiree medical coverage. See our “Consolidated Results” section for further discussion of combined net pension and postretirement cost. Expenses increased approximately $20 due to higher severance accruals. Other employee related expenses including travel, training and conferences increased approximately $13.

Partially offsetting the increases, lower employee levels decreased expenses, primarily salary and wages, approximately $41. Advertising expense decreased approximately $31 primarily driven by higher costs in 2004 from our launch of long-distance service in our Midwest region and bundling initiatives.

Depreciation and amortization expenses decreased $100, or 5.3%, in the first quarter of 2005. Lower expense in 2005 was due primarily to lower capital expenditures over the last three years.

Cingular
Segment Results

First Quarter

	2005	2004	Percent Change

Segment operating revenues
Service revenues	$7,419	$3,583	-
Equipment revenues	810	384	-

Total Segment Operating Revenues	8,229	3,967	-

Segment operating expenses
Cost of services and equipment sales	3,439	1,492	-
Selling, general and administrative	3,001	1,372	-
Depreciation and amortization	1,675	553	-

Total Segment Operating Expenses	8,115	3,417	-

Segment Operating Income	114	550	(79.3)

Interest Expense	338	198	70.7

Equity in net income (loss) of affiliates, net	2	(108)	-

Other, net	4	(23)	-

Segment Income (Loss)	$(218)	$221	-

Accounting for Cingular
We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e., 50/50) with our 40% economic partner BellSouth Corporation (BellSouth) in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our consolidated results include Cingular’s results in the “Equity in net income (loss) of affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year. Accordingly, in the segment table above, we present 100% of Cingular’s revenues and expenses under “Segment operating revenues” and “Segment operating expenses.” Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income (loss) of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income but does not affect our consolidated net income.

In the first quarter of 2005, to be consistent with industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for various state gross receipts taxes and other fees as “Service revenues” and the taxes assessed by the various state jurisdictions and other fees as “Cost of services and equipment sales.” This amount totaled $39 in the first quarter of 2005 and $25 in the first quarter of 2004. Operating income and net income for all restated periods were not affected.

In February 2005, Cingular announced restated first quarter 2004 results to correct an error relating to its lease accounting practices. This correction, which is reflected in the table above, reduced Cingular’s previously reported first quarter 2004 “Segment Operating Income” by approximately $9 and “Segment Income” by $12.

Acquisition of AT&T Wireless
On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. In connection with the acquisition, we entered into an investment agreement with BellSouth and Cingular. Under the investment agreement, we and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the acquisition’s purchase price. Based on our 60% equity ownership of Cingular, and after taking into account cash on hand at AT&T Wireless, we provided additional equity of approximately $21,600 to fund the consideration. In exchange for this equity contribution, Cingular issued to us and BellSouth new membership interests in Cingular. Equity ownership and management control of Cingular remains unchanged after the acquisition.

Cingular’s Operating Results
Our Cingular segment operating income margin was 1.4% in the first quarter of 2005 and 13.9% in the first quarter of 2004. The lower 2005 margin was caused by increased expenses that were only partially offset by increased revenues. The primary driver for the first quarter 2005 increases in almost every component of Cingular’s total operating revenues and operating expenses was the acquisition of AT&T Wireless in late October 2004 and the resulting inclusion of AT&T Wireless operating results and wireless customers in Cingular’s results.

As of March 31, 2005, Cingular served over 50 million cellular/PCS (wireless) customers, compared to approximately 25 million at March 31, 2004. Cingular is the largest provider of mobile wireless voice and data communications services in the United States, based on the number of wireless customers. Cingular’s wireless customer net additions from operations were 1,419,000 in the first three months of 2005 and 554,000 in the first three months of 2004. Customers gained or lost through property divestitures related to the AT&T Wireless acquisition and other adjustments totaled a customer loss of 159,000 in the first three months of 2005 and a customer gain of 37,000 in the first three months of 2004. Including these net customer gains and losses, during the first three months of 2005 the number of Cingular’s wireless customers increased 1,260,000 as compared to 591,000 in the first three months of 2004. Cingular’s first quarter 2005 wireless customer gross additions totaled 4.8 million, an increase of 90.7% over the first quarter of 2004. Cingular’s increase in customer gross additions during the first quarter of 2005 were due to its larger distribution network, broad range of service offerings and increased advertising. Cingular has license coverage serving an aggregate population of potential customers, referred to as “POPs,” of nearly 292 million, including all of the 100 largest metropolitan areas.

Cingular’s operating expenses increased $4,698 in the first quarter of 2005 primarily due to incremental expenses from AT&T Wireless; merger and integration costs of $105 related to the acquisition of AT&T Wireless; acquisition costs associated with significantly higher gross customer additions; extensive customer retention and customer service initiatives; and higher depreciation and amortization expenses (including $486 of amortization expense related to Cingular’s purchase price valuation of AT&T Wireless customer contracts and other intangible assets acquired). Network operating costs also increased due to growth in customer usage, increased costs Cingular is now paying T-Mobile USA (T-Mobile) for the utilization of their network in California and Nevada and redundant expenses related to concurrently operating its Time Division Multiple Access (TDMA) and Global System for Mobile Communication (GSM) networks. Handset equipment costs increased $758 in the first quarter of 2005. Equipment costs increased at a higher rate than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Only partially offsetting these expense increases was revenue growth $4,262, including incremental revenues from the acquisition of AT&T Wireless. Average revenue per user/customer (ARPU) increased 2.7% in the first quarter of 2005 compared to the first quarter of 2004 due to increases in average data, long distance and regulatory fees revenue per customer partially offset by a decline in the local service revenue component of ARPU. Local service ARPU declined primarily due to customer shifts to all-inclusive rate plans that offer lower monthly charges and “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year) as well as due to Cingular’s free mobile to mobile plans, which allow Cingular customers to call other Cingular customers at no charge. An increase in customers on rollover plans tends to lower average monthly revenue since unused minutes (and associated revenue) are deferred until subsequent months, up to one year. These revenue and expense fluctuations are discussed in more detail below.

Competition and the slowing rate of wireless service penetration will continue to adversely impact Cingular’s revenue growth, increase expenses and put pressure on margins. We expect Cingular’s cost of services increases to continue due to higher network system usage, including the costs Cingular is now paying T-Mobile USA (T-Mobile) for the utilization of their network in California and Nevada, higher costs as Cingular integrates AT&T Wireless’ network and operations, and, to a lesser extent, redundant expenses related to operating multiple networks as Cingular’s customer base transitions from its TDMA network to its GSM network.

The effective management of customer churn is critical to Cingular’s ability to maximize revenue growth and maintain and improve margins. Cingular’s wireless customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. For the three months ended March 31, 2005, Cingular’s wireless churn rate was 2.2%, down from a 2.7% churn rate in the first three months of 2004.

The decline in Cingular’s churn rate resulted from a change in methodology of calculating churn related to its reseller customers, a lower churn rate in its postpaid customer base, and changes resulting from conforming Cingular’s and AT&T Wireless’ churn methodologies. Beginning in the first quarter of 2005, Cingular adopted a new reseller churn calculation methodology that will result in an aggregate churn calculation that is more comparable with its major competitors. Prior to 2005, Cingular included gross reseller disconnects in its churn calculation. Effective with the first quarter of 2005, Cingular’s churn calculation is based on total net reseller disconnects. This change resulted in an improvement to first quarter 2005 reported churn of approximately 30 basis points. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to first quarter 2005 reported churn of less than 10 basis points.

The decline in postpaid churn reflects Cingular’s ability to provide more attractive offerings to customers due to the acquisition of AT&T Wireless, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and mobile to mobile calling among Cingular’s 50 million customers. During the first quarter of 2005, Cingular successfully retained and transitioned approximately two million former AT&T Wireless customers to Cingular service offerings. Approximately three million former AT&T Wireless customers have transitioned to Cingular service offerings since its acquisition of AT&T Wireless.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. The primary driver for the first quarter 2005 increases in Cingular’s total operating revenues was the acquisition of AT&T Wireless in late October 2004 and inclusion of AT&T Wireless operating results, mentioned previously. Service revenues increased $3,836 in the first quarter of 2005 and consisted of:

  Local voice revenues increased approximately $3,075 due to the acquisition of AT&T Wireless (which more than doubled Cingular’s average number of wireless customers) and greater local billed minutes of use. Increased USF and regulatory compliance fees also contributed to the local voice revenues increase in the first quarter of 2005.
  Data service revenues increased $433 primarily due to increased text messaging services which included data customers assumed with the AT&T Wireless acquisition. Data service revenues represented approximately 6.9% of Cingular’s total revenues in the first quarter of 2005.
  Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network increased $198 primarily due to roaming revenues from the acquired AT&T Wireless customer base.
  Long-distance and other revenue increased $130 primarily due to increased international calling and property management fees.

Equipment revenues increased $426 in the first quarter of 2005 due to increased handset revenues primarily as a result of significantly higher gross customer additions and increases in existing customers upgrading their units. Upgrade unit sales reflect an increase in GSM upgrades and Cingular’s efforts to migrate former AT&T Wireless customers to Cingular service offerings.

Cost of services and equipment sales expenses increased $1,947 in the first quarter of 2005 primarily due to increased cost of services resulting from incremental costs related to the acquired AT&T Wireless network. Cost of services increased $1,189 due to increases in network usage with a 134% increase in minutes of use in the first quarter of 2005, increased costs Cingular is now paying T-Mobile USA (T-Mobile) for the utilization of their network in California and Nevada, increased redundant expenses related to concurrently operating TDMA and GSM networks and increased USF and regulatory fees related to the increase in the customer base.

Equipment sales expense increased $758 in the first quarter of 2005 primarily due to higher handset unit sales associated with the 90.7% increase in gross customer additions, existing customers upgrading their units and the continued migration of former AT&T Wireless customers to Cingular service offerings. Equipment costs increased at a higher rate than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Selling, general and administrative expenses increased $1,629 in the first quarter of 2005 primarily due to incremental expenses associated with the acquisition of AT&T Wireless. The increase includes $102 of integration costs, which includes re-branding and advertising of the Cingular and AT&T Wireless combination, costs to support customer service and systems integrations and employee termination costs.

Total selling expenses increased $627, or 97.5%, in the first quarter of 2005 primarily due to the 90.7% increase in gross customer additions. Total selling expenses include sales, marketing, advertising and commissions expense. Commissions expense increased $220 and advertising expenses increased $190. Cingular’s sales expense increased approximately $187 primarily due to increased sales personnel costs associated with the acquired AT&T Wireless sales force.

General and administrative expenses increased $1,002 primarily due to incremental expenses from AT&T Wireless and integration costs, mentioned previously. General and administrative expenses include customer service, upgrade commissions, billing, bad debt, other maintenance and other administrative expense. Customer service expenses increased $360 due to a higher number of employees and employee-related expenses related to the significant increase in customers, as well as customer retention and customer service improvement initiatives. Upgrade commissions increased $99 due to the increased customer migration and handset upgrade activity, mentioned previously. Billing, bad debt and other maintenance expense increased $206 primarily due to the significant increase in Cingular’s customer base. Other administrative expenses increased $337 primarily due to incremental expenses associated with the acquired AT&T Wireless administrative functions.

Depreciation and amortization expenses increased $1,122 in the first quarter of 2005. Depreciation expense in the first quarter increased $656 primarily due to incremental depreciation of $506 associated with the property, plant and equipment assumed in the AT&T Wireless acquisition. Depreciation expense related to Cingular’s on-going capital spending associated with its GSM network increased $150. Additionally, depreciation expense increased due to accelerated depreciation on certain TDMA network assets based on Cingular’s projected transition of network traffic to GSM technology and accelerated depreciation on certain other network assets. Substantially all of Cingular’s TDMA assets are anticipated to be fully depreciated by the end of 2007. Amortization expense increased $466 primarily related to the purchase price valuation of AT&T Wireless customer contracts and other intangible assets acquired, partially offset by intangible assets that became fully amortized during 2004.

Other Cingular Transactions
In November 2004, Cingular entered into a number of disposition agreements to divest certain assets and spectrum in certain markets in response to the agreement made with the U.S. Department of Justice (DOJ) and the Federal Communications Commission (FCC) as a condition to receiving regulatory approval to acquire AT&T Wireless. In April 2005, Cingular sold certain former AT&T Wireless assets and properties, including licenses, network assets, and subscribers that Cingular operated in several markets, the largest of which is Oklahoma City, Oklahoma to Alltel Corporation (Alltel). As part of this agreement, Cingular also sold 20 MHz of spectrum and the network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. Additionally, in February 2005, Cingular sold 10 MHz of former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan to MetroPCS and 10 MHz of former AT&T Wireless spectrum in Knoxville, Tennessee to Cellco Partnership (d/b/a Verizon Wireless). In March 2005, Cingular sold AT&T Wireless properties and assets in specific rural regions of Arkansas, Mississippi, Missouri and Texas. Finally, in April 2005, Cingular completed the disposition of AT&T Wireless assets in Missouri. No gains or losses were recognized on the sale of these former AT&T Wireless properties or spectrum. Cingular has completed all required divestitures required by the FCC and DOJ.

In January 2005, Cingular and T-Mobile dissolved their network infrastructure joint venture. In connection with the dissolution, Cingular sold its ownership of the California/Nevada network assets to T-Mobile for approximately $2,500 in cash. In connection with the dissolution, Cingular was required to contribute an additional $200 to the venture to equalize the capital accounts. Cingular expects to use a significant portion of the proceeds from the sale to fund capital expenditures through July 2005 (see “Liquidity and Capital Resources”). At March 31, 2005, $2,145 of these funds remained and were invested in a qualified trust specifically designated for future capital expenditures.

Directory
Segment Results

First Quarter

	2005	2004	Percent Change

Total Segment Operating Revenues	$929	$938	(1.0)%

Segment operating expenses
Cost of sales	241	228	5.7
Selling, general and administrative	202	182	11.0
Depreciation and amortization	2	3	(33.3)

Total Segment Operating Expenses	445	413	7.7

Segment Operating Income	484	525	(7.8)

Equity in Net Income (Loss) of Affiliates	(1)	-	-

Segment Income	$483	$525	(8.0)%

Our directory operating income margin was 52% in the first quarter of 2005, compared to 56% in the first quarter of 2004. The decrease in the segment operating income margin was the result of lower local yellow pages revenues and increases in production, bad debt and employee-related expense in the first quarter of 2005 compared to the first quarter of 2004. See further discussion of the details of our directory segment revenue and expense fluctuations below.

In November 2004, our directory segment entered into a joint venture agreement with BellSouth and acquired the internet directory provider, YPC. We account for our interest in YPC under the equity method of accounting in our consolidated financial statements since we share control equally in the joint venture. Operating results for this joint venture are reported in the “Equity in Net Income (Loss) of Affiliates” line.

Operating revenues decreased $9, or 1.0%, in the first quarter of 2005. Revenues in 2005 decreased primarily as a result of decreased demand for local Yellow Pages advertising of $19 which was partially offset by increased internet advertising revenues of $8. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $13, or 5.7%, in the first quarter of 2005. The increase is related to increased costs for distribution, publishing and commissions combined with increases in information systems expense that was incurred in late 2004 but allocated to the segment in January 2005.

Selling, general and administrative expenses increased $20, or 11.0%, in the first quarter of 2005 primarily due to higher bad debt expense of $9 and employee-benefit and salary costs of approximately $19. These increases were partially offset by decreases in contracted services and other expenses.

International
Segment Results

First Quarter

	2005	2004	Percent Change

Total Segment Operating Revenues	$3	$5	(40.0)%

Total Segment Operating Expenses	7	12	(41.7)

Segment Operating Income	(4)	(7)	42.9

Equity in Net Income of Affiliates	74	452	(83.6)

Segment Income	$70	$445	(84.3)%

Our international segment consists primarily of equity investments in international companies, the income from which we report as equity in net income of affiliates. Revenues from direct international operations are less than 1% of our consolidated revenues.

Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries. In discussing “Equity in Net Income of Affiliates,” all dollar amounts refer to the effect on our income. We first summarize in a table the individual results for our significant equity holdings then discuss our quarterly results.

Segment operating revenues decreased $2, or 40.0%, in the first quarter of 2005 primarily due to lower management-fee revenues.

Segment operating expenses decreased $5, or 41.7%, in the first quarter of 2005 primarily due to lower employee costs resulting from fewer foreign-based employees.

Our equity in net income of affiliates by major investment at March 31, is listed below:

	2005	2004

América Móvil	$27	$39
Belgacom [1]	-	49
TDC [1]	-	280
Telkom [1]	-	34
Telmex	51	51
Other	(4)	(1)

International Equity in Net
Income of Affiliates	$74	$452

[1] Investment sold

Equity in net income of affiliates decreased $378, or 83.6%, in the first quarter of 2005, primarily due to income in the first quarter of 2004 (see table above) from investments which we subsequently sold during 2004, namely, Belgacom ($49), Telkom S.A. Limited (Telkom) ($34) and TDC A/S (TDC) ($280). The equity income from TDC in the first quarter of 2004 included the gain of approximately $251 from TDC’s sale of its interest in Belgacom.

Other
Segment Results

First Quarter

	2005	2004	Percent Change

Total Segment Operating Revenues	$59	$60	(1.7)%

Total Segment Operating Expenses	8	-	-

Segment Operating Income	51	60	(15.0)

Equity in Net Income (Loss) of Affiliates	(132)	140	-

Segment Income (Loss)	$(81)	$200	-

Our other segment results in the first quarter of 2005 and 2004 primarily consist of corporate and other operations. Revenues decreased in the first quarter of 2005 primarily as a result of lower revenue from a paging subsidiary. Expenses increased as a result of various adjustments that had a favorable impact in the first quarter of 2004 that did not recur in the first quarter of 2005. Substantially all of the equity in net income (loss) of affiliates represents the equity income (loss) from our investment in Cingular.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the FCC and state regulatory commissions have maintained many of the extensive regulatory requirements applicable to incumbent local exchange companies (ILECs), including our wireline subsidiaries, and imposed significant new regulatory requirements, including rules requiring us to unbundle our traditional network, in a purported effort to jump-start a specific definition of competition. However, over the past year, the FCC has begun to curtail and, in some cases, eliminate certain of these requirements in order to promote investment and deployment of next generation, broadband services and facilities, and in response to a series of federal court decisions that the FCC’s rules (in particular, those requiring ILECs to unbundle their networks) exceeded the FCC’s authority. For example, in February 2005, in response to a March 2004 decision by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), which overturned significant portions of the FCC’s third set of unbundling rules, including those mandating the availability of the UNE-P, the FCC released new rules that establish a path toward elimination of the UNE-P. Those new rules became effective March 11, 2005, see “Triennial Review Remand Order” discussed later.

Set forth in the following paragraphs is a summary of the most significant developments in our regulatory environment during the first quarter of 2005. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Triennial Review Remand Order In December 2004, the FCC adopted its fourth set of rules concerning an ILEC’s obligation to make elements of its network available to other local service providers. Each of its previous three sets of rules had been overturned by the federal courts. On February 4, 2005, the FCC released its written order containing the new rules, the Triennial Review Remand Order (TRRO) which became effective on March 11, 2005. The TRRO provides significant relief from unbundling by eliminating our obligation to provide local switching, and hence the UNE-P, for mass market customers, subject to a 12-month transition period. During the transition, we are allowed to raise the monthly rate for the UNE-P by one dollar. At March 31, 2005, we had approximately 6.1 million UNE-P lines, one-third of which are covered by commercial agreements we have negotiated with competitors and which also include this monthly rate increase. We expect that these commercial agreements will result in a slight incremental increase in revenue compared with the UNE-P rates. Because we cannot predict how competitors who do not sign commercial agreements with us will choose to provide lines to their customers beyond the transition period, we are not able to determine the impact of eliminating our obligation to provide UNE-P on our financial results.

The FCC’s revised rules, however, fail to fully comply with the D.C. Circuit’s decision; for example, the FCC largely retained unbundling requirements for many of our high-capacity loop and transport facilities. Therefore, we (together with several other parties) filed an appeal with the D.C. Circuit on February 14, 2005, challenging this portion of the TRRO and asking the court to order the FCC to adopt rules that are consistent with the court’s March 2004 order. Several other parties, including competitive local exchange carriers (CLECs), filed appeals of the TRRO in other circuits. Those appeals have been consolidated in the D.C. Circuit, which will hear the case later this year.

In addition other parties, including CLECs, have asked the FCC to reconsider various other aspects of the FCC’s order, such as extending the 12-month transition period for unbundled mass market switching to 18 months, and modifying the unbundling analysis for high-capacity loops and dedicated transport. Specifically, the CLECs asked the FCC to change the criteria used to determine if an ILEC is required to unbundle high-capacity DS1 loops used to serve small buildings. These parties have also asked the FCC to modify or rescind that portion of the order relating to the eligibility criteria for obtaining access to combinations of unbundled high-capacity loops and transport elements (often referred to “enhanced extended links” or EELs), which can be used as a substitute for special access services.

It is unclear how state regulatory commissions will ultimately respond to the TRRO. Under the overturned rules, state commissions have set the rates that we were allowed to charge competitors for the UNE-P and for leasing other unbundled elements of our network. Many of the states in our 13-state area have opened proceedings to consider the FCC’s detailed findings and transition plans outlined in the Triennial Review Order (TRO) and TRRO. Some states have taken the position that their relevant state laws have been pre-empted by the FCC’s order and federal court decisions, while other states appear to be taking the position that their state laws have not been pre-empted. We expect that as the various state commissions issue rulings in these proceedings, various parties, including SBC, will litigate some or all of these rulings.

Broadband In the FCC’s preceding TRO of August 2003, the FCC eliminated unbundling of certain telecommunications technology that is primarily used for transmitting data and high-speed internet access (DSL) across telephone lines. Prior to that, we were required to share with our competitors on an unbundled basis, the high-frequency portion of local telephone lines, which is used to provide DSL service, among other things. Under the TRO, this high-frequency portion of the telephone line was no longer considered a UNE. However, the FCC required us to maintain then-existing line-sharing arrangements until 2004. In March 2005, in a separate ruling, the FCC held that states cannot require ILECs to sell DSL service, as a stand-alone product, over the high-frequency portion of a local line provided to a competitor. The FCC did however indicate that it will examine the competitive consequences when providers bundle legacy (traditional) services with new services.

The FCC has reviewed the rules governing broadband services offered by cable, satellite and wireless operators in addition to traditional wireline offerings and tentatively concluded that wireline broadband internet access services are “information” services rather than “telecommunications” services, which would result in less regulation. Companies that provide information services do not have to comply with regulations requiring them to lease lines to competitors or meet certain service standards and state public utility requirements. In October 2003, the United States Court of Appeals for the Ninth Circuit ruled that broadband internet access services provided by cable operators involve both an information service and a telecommunications service. In March 2005, the Supreme Court of the United States (Supreme Court) heard arguments on whether internet service provided by cable companies should be defined as an information service or a telecommunications service.

Settlement with AT&T In March 2005, we reached agreement to settle outstanding claims between SBC and AT&T Corp. (AT&T) prior to April 1, 2005. The largest portion of the payment related to AT&T agreeing to reimburse us for the adjustment of the UNE-P rates in California, Michigan, Ohio and Wisconsin. The agreement also settled claims relating to, among other items, traffic compensation, cellular roaming access, collocation (AT&T equipment located on our premises), long-distance presubscription and other transport issues. As part of the agreement, we also settled our pending lawsuit against AT&T for unpaid access charges due on terminating interexchange traffic transported partially over the Internet, with no effect on our financial statements. As a result of the settlement, in the first quarter of 2005 we recorded an increase in operating revenue of approximately $32 and a decrease in operating expense of approximately $29.

Proceeding on Other Post-Retirement Benefit Costs In March 2003, the FCC reinstated a proceeding which it claimed to have incorrectly terminated in 2002 relating to the costs of providing post-retirement employee benefits other than pensions. The FCC asked local exchange companies, including our wireline subsidiaries, to provide additional information concerning the treatment of these post-retirement costs in their 1996 access tariff filings and any other related matters. On March 30, 2005, the FCC issued an order terminating its investigation without requiring any adjustments to our 1996 tariff filings.

OTHER BUSINESS MATTERS

Pending Acquisition of AT&T
On January 30, 2005, we agreed to acquire AT&T using shares of SBC common stock. The transaction has been approved by the Board of Directors of each company and also must be approved by the shareholders of AT&T. The transaction is subject to review by the DOJ and approval by the FCC and various other regulatory authorities. We expect that the acquisition of AT&T will create overall net synergies, primarily from reduced costs, with a present value of more than $15,000. We expect that approximately 85 to 90 percent of the synergies will come from reduced costs in areas such as network operations and information technology areas, and from combining business services organizations and eliminating duplicative corporate functions. We expect that the acquisition will slow our revenue growth rate in the near term following the closing, but that the transaction will increase our earnings per share beginning in 2008.

We are analyzing options under our agreement with WilTel Communications (WilTel) if, and when, the acquisition of AT&T closes and we thereby acquire AT&T’s network facilities. WilTel currently provides nationwide network access to our wireline subsidiaries where we do not currently own lines. If we decide to voluntarily terminate the agreement prior to its expiration, the agreement states that WilTel is entitled to be paid up to $200 for transition costs, as that term is defined in the agreement.

Project Lightspeed
In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated IP video, super-high-speed broadband and VoIP services to our residential and small-business customers, referred to as Project Lightspeed. During the first quarter of 2005, Project Lightspeed has achieved substantial progress in terms of trials, deployment and technology development. We began deployment of the fiber-to-the-premises portion of the network and began conditioning the fiber-to-the-node portion of the network in preparation for deployment. We plan to offer the first set of products, including IP video, in late 2005 or early 2006. With respect to our IP video service, we continue to negotiate with programming owners (e.g., movie studios and cable networks) for permission to offer existing television programs and movies and, if applicable, other new interactive services that would rely on advances in the IP technology we are testing. Our ability to provide an attractive and profitable video offering will depend in large part on the results of these negotiations.

We believe that our planned deployment is subject to federal oversight as an “information service” under the Federal Communications Act, but not subject to state or local regulation. However, some cable providers and municipalities have claimed that certain IP service should be treated as a cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. If the courts were to decide that state and local regulation were applicable to our Project Lightspeed services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

LIQUIDITY AND CAPITAL RESOURCES

We had $427 in cash and cash equivalents available at March 31, 2005. Cash and cash equivalents included cash of approximately $291, money market funds of $107 and other cash equivalents of $29. In addition, we held $35 in other short-term held-to-maturity securities at March 31, 2005. The decline in cash and cash equivalents of $333 since December 31, 2004 was due to cash used to meet the financing needs of the business including, but not limited to, payment of operating expenses, dividends to stockholders, increased tax deposits and payments, funding capital expenditures, repayment of maturing debt, and the decrease to cash related to our discontinued operations. This decline was partially offset by cash receipts from operations, increased short-term borrowings and cash received from Cingular. We discuss many of these factors in detail below.

Cash from Operating Activities
During the first three months of 2005 our primary source of funds was cash from operating activities of $1,256 as compared to $1,998 in the first three months of 2004. Cash provided by operating activities decreased approximately $742 when compared to the same period of the prior year. This was primarily due to increased tax payments of approximately $1,066 in the first quarter of 2005 reduced by benefit plan funding of $232 in the first quarter of 2004. The first quarter 2005 tax payments included amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments, which we consider to be a refundable deposit, to a certain state jurisdiction. These payments were made in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. For calendar year 2005, we do not expect our cash payments for taxes to exceed our reported income tax expense.

During the first three months of 2004 our primary sources of funds were cash from operating activities of $1,998 and proceeds from the sale of our entire investment in Belgacom of approximately $2,000.

During 2005 we expect to continue using our available excess cash primarily to reduce our debt levels, which will provide us greater financial flexibility. We expect to repay approximately $765 of long-term debt scheduled to mature in 2005 with cash from operations. Available excess cash will be used to repay our commercial paper borrowings of approximately $5,158 or to further reduce long-term debt. As opportunities permit, we may also repurchase shares of SBC common stock under our repurchase program.

Cash from Investing Activities
For the first three months of 2005, cash used for investing activities consisted of:

$1,050 in construction and capital expenditures; and $169 related to the acquisition of Yantra Corp., a provider of distributed order management and supply chain fulfillment solutions.

Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 12.4% for the first three months of 2005 as compared to the same period in 2004. Our 2005 capital spending plans reflected the improving federal regulatory environment and our resulting revenue expectations. In response to an improving federal regulatory environment and competition, we announced our Project Lightspeed initiative (see “Other Business Matters”) and expect to spend approximately $4,000 over the next three years in deployment costs and $1,000 in customer-activation capital expenditures spread over 2006 and 2007. We expect total capital spending for 2005 to be between our targeted range of $5,400 and $5,700, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, Project Lightspeed and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The international segment should be self-funding as it consists of substantially equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

For the first three months of 2005, cash provided by our investing activities consisted of:

  $596 in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details;
  $73 primarily from the sale of shares of Amdocs and our entire interest in SpectraSite;
  $64 related to maturities of other held-to-maturity securities, which have maturities greater than 90 days; and
  $37 related to the repayment of a note receivable from an international investment.

Cash from Financing Activities
In the first three months of 2005 we paid cash dividends of $1,066 compared to $1,034 for the first three months of 2004. The $32 increase was due to an increase in the regular quarterly dividend from $0.3125 to $0.3225 per share approved by our Board of Directors in December 2004. On March 11, 2005, our Board of Directors declared a first quarter dividend of $0.3225 per share, which was paid on May 2, 2005. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of SBC and long-term growth opportunities. All dividends remain subject to approval by our Board of Directors.

In the first quarter of 2005, approximately $572 of our long-term debt matured, of which approximately $327 related to debt maturities with interest rates ranging from 6.25% to 6.96%, $238 related to the exercise of a put on our 5.95% notes originally maturing in 2038 and $7 related to scheduled principal payments on other debt. Funds from operations and dispositions were used to repay these notes. As of March 31, 2005 we expect to repay approximately $765 of long-term debt scheduled to mature for the remainder of 2005 with funds from operations.

Our consolidated commercial paper borrowings totaled approximately $5,158 at March 31, 2005. All of these commercial paper borrowings are due within 90 days.

We have a 3-year credit agreement totaling $6,000 with a syndicate of banks which expires on October 18, 2007. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We are in compliance with all covenants under the agreement. We had no borrowings outstanding under committed lines of credit as of March 31, 2005.

At March 31, 2005, our debt ratio was 40.2% compared to our debt ratio of 31.3% at March 31, 2004. The increase was primarily due to additional debt of $8,750 we issued to fund our portion of Cingular’s acquisition of AT&T Wireless.

As mentioned previously, during the remainder of 2005 we continue to expect to use our available cash primarily to reduce our debt levels and, as opportunities permit, we may also repurchase shares of SBC common stock under our repurchase program.

Pending Acquisition of AT&T
On January 30, 2005, we agreed to acquire AT&T in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock (equivalent to approximately 19% of SBC’s outstanding shares as of March 31, 2005). In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC common stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. After the acquisition, AT&T will be a wholly owned subsidiary of SBC. The transaction has been approved by the Board of Directors of each company and also must be approved by the shareholders of AT&T. AT&T shareholders are expected to vote on the proposed merger as early as June 2005. The transaction is subject to review by the DOJ and approval by the FCC and various other regulatory authorities. We expect the transaction to close in late 2005 or early 2006. See “Other Business Matters” for more details.

Cingular
Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offer Rate) plus 0.05% and may be renewed annually upon agreement of the parties. We expect this agreement will be renewed. This agreement includes a provision for the repayment of our and BellSouth’s advances made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. In the first quarter of 2005, we received net repayments totaling $596 from Cingular in accordance with the terms of this revolving credit agreement. Our share of advances to Cingular related to this revolving credit agreement was approximately $406 at March 31, 2005 and $1,002 at December 31, 2004 and was reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet.

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will require substantial amounts of capital over the next several years. Including the incremental capital requirements during 2005 as a result of the AT&T Wireless acquisition, Cingular expects 2005 capital investments for completing network upgrades, integrating its network with that of AT&T Wireless and funding other ongoing capital expenditures to be approximately $6,800 to $7,200, including Cingular’s announced plans to deploy third-generation Universal Mobile Telecommunications System network technology with High-Speed Downlink Packet Access over the next two years.

At March 31, 2005, Cingular had designated $2,145 of proceeds from the termination of a joint venture with T-Mobile for future capital expenditures, mentioned previously. The designated proceeds were invested in a qualified trust. Cingular expects to fund its capital requirements for at least the next 12 months from existing cash balances, including $2,145 of designated funds mentioned above; cash generated from operations; proceeds from the sale of assets Cingular was required to divest by the FCC and the DOJ in connection with its acquisition of AT&T Wireless and from the sale and distribution of non-strategic equity investments; and, if necessary, drawing under the revolving credit agreement with us and BellSouth, mentioned previously.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2005, we had interest rate swaps with a notional value of $4,250 and a fair value of approximately $7.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2005.

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
  Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends.
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
  The timing, extent and cost of deployment of our Project Lightspeed broadband initiative and the development of attractive and profitable service offerings and the extent to which regulatory, franchise fees and build-out requirements apply to this initiative.
  The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
  The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations; and the resolution of disputes with any taxing jurisdictions.
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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

During the first quarter of 2005, non-employee directors acquired from SBC shares of common stock pursuant to SBC’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of SBC shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into SBC shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. During this period, an aggregate of 14,191 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $23.69 to $24.60, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6. Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

3-b	Bylaws restated April 29, 2005.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

May 6, 2005	/s/ Richard G. Lindner Richard G. Lindner Senior Executive Vice President and Chief Financial Officer