Form 10-Q
period 2005-06-30
SBC COMMUNICATIONS INC
filed 2005-08-05
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the

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

Yes X No

At July 29, 2005, common shares outstanding were 3,303,925,461.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues
Voice	$4,974	$5,205	$10,060	$10,418
Data	2,997	2,727	5,821	5,374
Long-distance voice	922	815	1,823	1,564
Directory advertising	949	959	1,895	1,921
Other	486	490	977	931
Total operating revenues	10,328	10,196	20,576	20,208
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	4,347	4,292	8,744	8,519
Selling, general and administrative	2,654	2,576	5,124	4,922
Depreciation and amortization	1,809	1,888	3,634	3,811
Total operating expenses	8,810	8,756	17,502	17,252
Operating Income	1,518	1,440	3,074	2,956
Other Income (Expense)
Interest expense	(349)	(235)	(702)	(467)
Interest income	100	120	209	236
Equity in net income of affiliates	181	369	123	961
Other income (expense) – net	34	(44)	81	817
Total other income (expense)	(34)	210	(289)	1,547
Income Before Income Taxes	1,484	1,650	2,785	4,503
Income taxes	484	515	900	1,457
Income From Continuing Operations	1,000	1,135	1,885	3,046
Income From Discontinued Operations, net of tax	-	33	-	59
Net Income	$1,000	$1,168	$1,885	$3,105
Earnings Per Common Share:
Income From Continuing Operations	$0.30	$0.34	$0.57	$0.92
Net Income	$0.30	$0.35	$0.57	$0.94
Earnings Per Common Share - Assuming Dilution:
Income From Continuing Operations	$0.30	$0.34	$0.57	$0.92
Net Income	$0.30	$0.35	$0.57	$0.94
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	3,302	3,312	3,303	3,310
Dividends Declared Per Common Share	$0.3225	$0.3125	$0.645	$0.625

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2005	2004
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$406	$760
Accounts receivable - net of allowances for
uncollectibles of $894 and $881	5,220	5,480
Prepaid expenses	867	746
Deferred income taxes	545	566
Other current assets	784	989
Total current assets	7,822	8,541
Property, plant and equipment - at cost	137,498	136,177
Less: accumulated depreciation and amortization	88,700	86,131
Property, Plant and Equipment – Net	48,798	50,046
Goodwill	1,769	1,625
Investments in Equity Affiliates	1,768	1,798
Investments in and Advances to Cingular Wireless	32,414	33,687
Other Assets	13,072	13,147
Total Assets	$105,643	$108,844

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,890	$5,734
Accounts payable and accrued liabilities	9,208	10,038
Accrued taxes	1,762	1,787
Dividends payable	1,066	1,065
Liabilities of discontinued operations	-	310
Total current liabilities	18,926	18,934
Long-Term Debt	18,216	21,231
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	15,157	15,621
Postemployment benefit obligation	9,347	9,076
Unamortized investment tax credits	177	188
Other noncurrent liabilities	3,334	3,290
Total deferred credits and other noncurrent liabilities	28,015	28,175

Stockholders’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	12,557	12,804
Retained earnings	29,105	29,352
Treasury shares (at cost)	(4,034)	(4,535)
Additional minimum pension liability adjustment	(190)	(190)
Accumulated other comprehensive income	(385)	(360)
Total stockholders’ equity	40,486	40,504
Total Liabilities and Stockholders’ Equity	$105,643	$108,844

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)	Six months ended
	June 30,
	2005	2004
Operating Activities
Net income	$1,885	$3,105
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,634	3,811
Undistributed earnings from investments in equity affiliates	(87)	(671)
Provision for uncollectible accounts	413	388
Amortization of investment tax credits	(11)	(15)
Deferred income tax (benefit) expense	(264)	882
Net gain on sales of investments	(75)	(849)
Income from discontinued operations, net of tax	-	(59)
Retirement benefit funding	-	(232)
Changes in operating assets and liabilities:
Accounts receivable	(153)	230
Other current assets	(14)	10
Accounts payable and accrued liabilities	(753)	(1,035)
Other - net	465	126
Total adjustments	3,155	2,586
Net Cash Provided by Operating Activities	5,040	5,691
Investing Activities
Construction and capital expenditures	(2,329)	(2,138)
Receipts from (investments in) affiliates – net	1,179	-
Purchases of held-to-maturity securities	-	(135)
Maturities of held-to-maturity securities	98	237
Dispositions	86	5,179
Acquisitions	(169)	(9)
Proceeds from note repayment	37	50
Net Cash (Used in) Provided by Investing Activities	(1,098)	3,184
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(882)	(35)
Repayment of long-term debt	(1,037)	(184)
Purchase of treasury shares	(235)	-
Issuance of treasury shares	298	93
Dividends paid	(2,130)	(2,069)
Net Cash Used in Financing Activities	(3,986)	(2,195)
Net increase (decrease) in cash and cash equivalents from continuing operations	(44)	6,680
Net increase (decrease) in cash and cash equivalents from discontinued operations	(310)	100
Net increase (decrease) in cash and cash equivalents	(354)	6,780
Cash and cash equivalents beginning of year	760	4,806
Cash and Cash Equivalents End of Period	$406	$11,586
Cash paid during the six months ended June 30 for:
Interest	$752	$536
Income taxes, net of refunds	$1,493	$144

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Six months ended
	June 30, 2005
	Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433
Capital in Excess of Par Value
Balance at beginning of year		$12,804
Issuance of shares		(286)
Stock option expense		11
Other		28
Balance at end of period		$12,557
Retained Earnings
Balance at beginning of year		$29,352
Net income ($0.57 per share)		1,885
Dividends to stockholders ($0.645 per share)		(2,131)
Other		(1)
Balance at end of period		$29,105
Treasury Shares
Balance at beginning of year	(132)	$(4,535)
Purchase of shares	(10)	(235)
Issuance of shares	15	736
Balance at end of period	(127)	$(4,034)
Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(190)
Balance at end of period		$(190)
Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(360)
Other comprehensive income (loss) (see Note 2)		(25)
Balance at end of period		$(385)
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

The consolidated financial statements include the accounts of SBC and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. We account for our 60% economic interest in Cingular under the equity method since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. Earnings from foreign investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Share-Based Compensation – On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

For companies registered with the SEC, such as SBC, FAS 123(R) must be adopted no later than the fiscal year beginning after June 15, 2005. FAS 123(R) permits public companies to adopt its requirements using the following methods:

•

The “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

•

The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are still considering which method to adopt under FAS 123(R). We adopted the fair-value-based method of accounting for share-based payments allowed under FAS 123 effective January 1, 2002, using the retroactive restatement method of adoption described in FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This included restatement of results from January 1, 2000 forward, as those were the years for which audited income statements were included in the 2002 SBC Annual Report. Upon adoption of FAS 123(R), if we were to adopt the modified retrospective method, we would also restate results for 1995 through 1999 for the effects on our equity. We are currently using the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees and expect to continue to use this acceptable option valuation model upon the required adoption of FAS 123(R).

We anticipate that adoption of FAS 123(R) will not have a material impact on compensation expense. However, our current accounting under FAS 123 and prospective accounting under FAS 123(R) may affect our ability to fully realize the value shown on our balance sheet of deferred tax assets associated with compensation expense. Full realization of these deferred tax assets requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair value of the option at the grant date. The provisions of FAS 123 and FAS 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the current stock price of SBC common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that additional tax benefits are generated in excess of the deferred taxes associated with compensation expense previously recognized, the potential future impact on income would be reduced. Adoption of FAS 123(R) under the modified retrospective method would increase the amount of excess benefits we have previously recorded.

Conditional Asset Retirement Obligations – During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. For example, assume there are specific disposal requirements for an asset once it is physically removed from service, but there is no legal requirement to remove the asset from service. Under FAS 143, nothing would have been accrued for disposal at time of purchase. Under FIN 47, only the cost of disposal would be accrued at the time of purchase, but not the cost of removal as it is the removal activity that triggers the required disposal. Any liability accrued would be offset by an increase in the value of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently studying the effects of FIN 47 on our financial statements and we do not expect it to have a material impact.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, including those related to our discontinued operations (see Note 7).

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

Our income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) and state taxing authorities. The IRS has completed field examinations for all tax years through 1999 and examinations of subsequent years are in progress. The IRS has issued assessments challenging the timing and amounts of various deductions for the 1997-1999 period. We paid the taxes on these assessments and filed refund claims, which the IRS has denied. We are working with the IRS to resolve all the issues related to these claims. The ultimate resolution is not expected to have a material adverse impact on the financial statements. Additionally, the IRS is expected to complete fieldwork for the 2000-2002 period during 2005.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. At June 30, 2005, we held $292 in cash, $42 in money market funds and $72 in other cash equivalents.

Investment Securities – Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income. Our investment securities maturing within one year are recorded in “Other current assets” and instruments with maturities more than one year are recorded in “Other Assets” on the Consolidated Balance Sheets.

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

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment. During 2005, our goodwill increased $144 due to an acquisition by our consolidated subsidiary Sterling Commerce, Inc.

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2005 and 2004 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges. The foreign currency translation adjustment is due to exchange rate changes in our foreign affiliates’ local currencies, Mexico in the second quarter and for the first six months of 2005 and primarily Denmark in the second quarter and for the first six months of 2004. The reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,000	$1,168	$1,885	$3,105
Other comprehensive income, net of tax:
Foreign currency translation adjustment	32	(198)	30	(210)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(7)	21	(23)	98
Less reclassification adjustment realized in net income	(6)	(140)	(33)	(140)
Reclassification adjustment for losses
on cash flow hedges included in net income	-	10	1	10
Other comprehensive income (loss)	19	(307)	(25)	(242)
Total comprehensive income	$1,019	$861	$1,860	$2,863

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income from continuing operations for the three and six months ended June 30, 2005 and 2004 is shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$1,000	$1,135	$1,885	$3,046
Dilutive potential common shares:
Other stock-based compensation	1	2	3	4
Numerator for diluted earnings per share	$1,001	$1,137	$1,888	$3,050
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,302	3,312	3,303	3,310
Dilutive potential common shares:
Stock options	1	2	1	2
Other stock-based compensation	9	9	10	11
Denominator for diluted earnings per share	3,312	3,323	3,314	3,323
Basic earnings per share
Income from continuing operations	$0.30	$0.34	$0.57	$0.92
Income from discontinued operations	-	0.01	-	0.02
Net income	$0.30	$0.35	$0.57	$0.94
Diluted earnings per share
Income from continuing operations	$0.30	$0.34	$0.57	$0.92
Income from discontinued operations	-	0.01	-	0.02
Net income	$0.30	$0.35	$0.57	$0.94

At June 30, 2005, we had issued and outstanding options to purchase approximately 206 million shares of SBC common stock. The exercise prices of options to purchase a weighted average of 199 million shares in the second quarter and 198 million shares for the first six months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At June 30, 2005, the exercise prices of 8 million share options were below market price, commonly referred to as “in the money.” Of these “in the money” options, almost all will expire by the end of 2007.

At June 30, 2004, we had issued and outstanding options to purchase approximately 227 million shares of SBC common stock. The exercise prices of options to purchase a weighted average of 197 million shares in the second quarter and 194 million shares for the first six months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At June 30, 2004, the exercise prices of 30 million share options were below market price, commonly referred to as “in the money.” Of these “in the money” options, 19 million will expire by the end of 2006.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In February 2005, we announced we were recording a charge against fourth-quarter 2004 results to reflect the correction of an error relating to the lease accounting practices of Cingular. Because Cingular restated previous financial results, we have reflected those adjustments in Cingular’s 2004 results recorded in the following table. However, due to the immateriality of this adjustment to the results of operations, cash flows and financial position of SBC, we did not adjust our presentation of equity in net income of affiliates in the second quarter and for the first six months of 2004, which is reflected in the “Other” segment. This charge does not affect Cingular’s cash flows and is primarily related to the timing of recording rental expense, which would balance out over the life of the affected operating leases. Cingular’s 2004 results have also been restated to conform the presentation of various state gross receipts taxes and other fees to the current year. In the following segment tables we present 100% of Cingular’s revenues and expenses including these adjustments under “Total segment operating revenues” and “Total segment operating expenses.” Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates. For segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

The directory segment includes our directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of a directory title, typically 12 months. Results for 2004 presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) (see Note 7). In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth Corporation (BellSouth) and purchased the online directory provider YellowPages.com (YPC). Our portion of the results from YPC is recorded as equity in net income of affiliates.

Our international segment includes all investments with primarily international operations. The other segment includes results from paging services, all corporate and other operations as well as the Cingular equity income, as discussed above.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Wireline column includes revenues from services sold to Cingular of $205 in the second quarter and $387 for the first six months of 2005 and $137 in the second quarter and $285 for the first six months of 2004 (see Note 5). Since we account for Cingular using the equity method of accounting, these revenues are not eliminated upon consolidation and as such, remain in consolidated revenue. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) - net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2005
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$9,369	$8,609	$901	$2	$56	$-	$(8,609)	$10,328
Intersegment revenues	8	-	24	-	-	(32)	-	-
Total segment operating revenues	9,377	8,609	925	2	56	(32)	(8,609)	10,328
Operations and support expenses	6,571	6,476	433	4	26	(33)	(6,476)	7,001
Depreciation and amortization expenses	1,782	1,629	1	-	26	-	(1,629)	1,809
Total segment operating expenses	8,353	8,105	434	4	52	(33)	(8,105)	8,810
Segment operating income	1,024	504	491	(2)	4	1	(504)	1,518
Interest expense	-	326	-	-	-	349	(326)	349
Interest income	-	18	-	-	-	100	(18)	100
Equity in net income (loss) of affiliates	-	1	-	88	94	(1)	(1)	181
Other income (expense) – net	-	(26)	-	-	-	34	26	34
Segment income before income taxes	$1,024	$171	$491	$86	$98	$(215)	$(171)	$1,484

For the six months ended June 30, 2005
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$18,650	$16,838	$1,806	$5	$115	$-	$(16,838)	$20,576
Intersegment revenues	16	-	48	-	-	(64)	-	-
Total segment operating revenues	18,666	16,838	1,854	5	115	(64)	(16,838)	20,576
Operations and support expenses	13,036	12,916	876	11	8	(63)	(12,916)	13,868
Depreciation and amortization expenses	3,580	3,304	3	-	52	(1)	(3,304)	3,634
Total segment operating expenses	16,616	16,220	879	11	60	(64)	(16,220)	17,502
Segment operating income	2,050	618	975	(6)	55	-	(618)	3,074
Interest expense	-	664	-	-	-	702	(664)	702
Interest income	-	36	-	-	-	209	(36)	209
Equity in net income (loss) of affiliates	-	3	(1)	162	(38)	-	(3)	123
Other income (expense) – net	-	(40)	-	-	-	81	40	81
Segment income before income taxes	$2,050	$(47)	$974	$156	$17	$(412)	$47	$2,785

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2004
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$9,220	$4,187	$913	$6	$57	$-	$(4,187)	$10,196
Intersegment revenues	7	-	20	-	-	(27)	-	-
Total segment operating revenues	9,227	4,187	933	6	57	(27)	(4,187)	10,196
Operations and support expenses	6,409	2,951	420	6	60	(27)	(2,951)	6,868
Depreciation and amortization expenses	1,863	565	2	-	23	-	(565)	1,888
Total segment operating expenses	8,272	3,516	422	6	83	(27)	(3,516)	8,756
Segment operating income	955	671	511	-	(26)	-	(671)	1,440
Interest expense	-	199	-	-	-	235	(199)	235
Interest income	-	-	-	-	-	120	-	120
Equity in net income (loss) of affiliates	-	(95)	-	149	220	-	95	369
Other income (expense) – net	-	(40)	-	-	-	(44)	40	(44)
Segment income before income taxes	$955	$337	$511	$149	$194	$(159)	$(337)	$1,650

For the six months ended June 30, 2004
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$18,252	$8,154	$1,828	$11	$117	$-	$(8,154)	$20,208
Intersegment revenues	15	-	43	-	-	(58)	-	-
Total segment operating revenues	18,267	8,154	1,871	11	117	(58)	(8,154)	20,208
Operations and support expenses	12,613	5,815	830	18	38	(58)	(5,815)	13,441
Depreciation and amortization expenses	3,761	1,118	5	-	45	-	(1,118)	3,811
Total segment operating expenses	16,374	6,933	835	18	83	(58)	(6,933)	17,252
Segment operating income	1,893	1,221	1,036	(7)	34	-	(1,221)	2,956
Interest expense	-	397	-	-	-	467	(397)	467
Interest income	-	2	-	-	-	236	(2)	236
Equity in net income (loss) of affiliates	-	(203)	-	601	360	-	203	961
Other income (expense) – net	-	(65)	-	-	-	817	65	817
Segment income before income taxes	$1,893	$558	$1,036	$594	$394	$586	$(558)	$4,503

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. TRANSACTIONS WITH CINGULAR

We and BellSouth, the two owners of Cingular, have each made a subordinated loan to Cingular (shareholder loans). Our shareholder loan to Cingular totaled approximately $5,675 at June 30, 2005 and $5,855 at December 31, 2004, reflecting a repayment under the revolving credit agreement discussed below. This loan bears interest at an annual rate of 6.0% and matures in June 2008. We earned interest income on this loan of $87 in the second quarter and $174 for the first six months of 2005 and $88 in the second quarter and $176 for the first six months of 2004.

Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offer Rate) plus 0.05% which may be renewed annually upon agreement of the parties. This agreement includes a provision for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. Effective June 28, 2005, this agreement was amended to extend the termination date of the agreement to July 31, 2007. All other terms of the agreement remain substantially identical.

Under the revolving credit agreement we received net repayments from Cingular totaling $586 in the second quarter and $1,182 for the first six months of 2005. Under the terms of the agreement, these amounts were applied first to reduce the outstanding amount of advances (totaling approximately $406) previously made to Cingular under the agreement. After applying the net repayments, our share of advances to Cingular under the revolving credit agreement was $0 at June 30, 2005 and approximately $1,002 at December 31, 2004 and is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet. Under the terms of the agreement, the remaining approximately $180 was applied to reduce the balance of our shareholder loan to Cingular.

In May 2005, we transferred wireless properties to Cingular to settle a liability related to the formation of Cingular. This transfer resulted in a decrease of approximately $35 to our “Investment in Cingular” account.

We generated revenues of $205 in the second quarter and $387 for the first six months of 2005 and $137 in the second quarter and $285 for the first six months of 2004 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through SBC sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income of affiliates” line in our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the following table, gains are denoted with parentheses and losses are not.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Pension cost:
Service cost – benefits earned during the period	$196	$205	$392	$412
Interest cost on projected benefit obligation	404	409	807	821
Expected return on assets	(636)	(666)	(1,272)	(1,340)
Amortization of prior service cost and transition asset	46	48	93	95
Recognized actuarial loss	40	10	79	22
Net pension cost	$50	$6	$99	$10

Postretirement benefit cost:
Service cost – benefits earned during the period	$96	$97	$195	$188
Interest cost on accumulated postretirement
benefit obligation	355	378	722	738
Expected return on assets	(189)	(186)	(378)	(379)
Amortization of prior service benefit	(84)	(79)	(164)	(188)
Recognized actuarial loss	105	117	219	236
Postretirement benefit cost	$283	$327	$594	$595

Combined net pension and postretirement cost	$333	$333	$693	$605

Our combined net pension and postretirement cost did not change in the second quarter and increased approximately $88 for the first six months of 2005. In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. Concurrent with our second-quarter 2004 bargaining agreement with the Communications Workers of America, we also modified our nonmanagement retiree benefits. Because this modification of nonmanagement retiree medical coverage changes occurred in the second quarter of 2004 it only affected our first-quarter 2005 results on a comparative basis. Our combined pension and postretirement cost increased approximately $50 due to this contract modification for the first six months of 2005 when compared to the first six months of 2004.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

During the second quarter of 2005 we made minor changes to our management medical coverage and now expect a combined net pension and postretirement cost of between $1,350 and $1,450 in 2005.

Included in “Postemployment benefit obligation” on our Consolidated Balance Sheets at December 31, 2004 was a phone concession for out-of region employees. The out-of-region phone concession, which is not part of the pension plan and not subject to ERISA, allowed for out-of-region retirees to receive reimbursements for phone services provided by a carrier other than SBC. During the second quarter of 2005 we notified certain out-of-region retirees of changes which allowed us to reduce this obligation by approximately $37 at June 30, 2005. We are in the process of notifying the remaining out-of-region retirees and will record an additional reduction of approximately $60 in the third quarter of 2005.

NOTE 7. DISCONTINUED OPERATIONS

In July 2004, we entered into an agreement to sell our interest in the directory advertising business in Illinois and northwest Indiana to Donnelley. In September 2004, we completed the sale and received net proceeds of approximately $1,397 and recorded a gain of approximately $1,357 ($827 net of tax).

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” we have reclassified the results from our directory advertising business in Illinois and northwest Indiana as discontinued operations, restating previously reported results to reflect the reclassification on a comparable basis. The operational results are presented in the “Income From Discontinued Operations, net of tax” line item on the Consolidated Statements of Income. Prior to the reclassification, these results were reported in our directory segment.

Summarized financial information for the Illinois and northwest Indiana directory advertising business is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Operating revenues	$-	$117	$-	$233
Operating income	-	54	-	97
Income taxes	-	21	-	38
Net income from operations	-	33	-	59

At June 30, 2005 and December 31, 2004, the assets of the discontinued operations were $0. The liabilities of the discontinued operations were $0 at June 30, 2005 and $310 at December 31, 2004 and are presented separately under the caption “Liabilities of discontinued operations” on our Consolidated Balance Sheets. At December 31, 2004, the liabilities of $310 were primarily tax liabilities associated with the gain on the disposition. These liabilities were all paid in 2005, as reflected on the Consolidated Statements of Cash Flows.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 8. ACQUISITION OF AT&T

On January 30, 2005, we agreed to acquire AT&T Corp. (AT&T) in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock. In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. After the acquisition, AT&T will be a wholly owned subsidiary of SBC. The transaction has been approved by the Board of Directors of each company and was approved by the shareholders of AT&T on June 30, 2005. The transaction also is subject to review by the U.S. Department of Justice and approval by the Federal Communications Commission and various other regulatory authorities. We expect the transaction to close in late 2005.

Note 9. SUBSEQUENT EVENT

In July 2005, we redeemed approximately $809 of callable debt and recorded call premiums, and expensed unamortized discounts and debt issuance costs of $37 in the third quarter.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

Consolidated Results Our financial results in the second quarter and for the first six months of 2005 and 2004 are summarized as follows:

Second Quarter	Six-Month Period

Perc	ent	Perce	nt
	2005	2004	Chan	ge	2005	2004	Chan	ge

Operating revenues	$10,328	$10,196	1.3%		$20,576	$20,208	1.8%
Operating expenses	8,810	8,756	0.6		17,502	17,252	1.4
Operating income	1,518	1,440	5.4		3,074	2,956	4.0
Income before income taxes	1,484	1,650	(10.1)		2,785	4,503	(38.2)
Income from continuing operations	1,000	1,135	(11.9)		1,885	3,046	(38.1)
Income from discontinued
operations, net of tax	-	33	-		-	59	-

Net Income	1,000	1,168	(14.4)		1,885	3,105	(39.3)

Overview Our operating income increased $78, or 5.4%, in the second quarter and $118, or 4.0%, for the first six months of 2005 and our operating income margin increased from 14.1% to 14.7% in the second quarter and from 14.6% to 14.9% for the first six months. The increases in the quarter and the six-month period were driven by further growth in data and long-distance voice revenues reflecting our continued emphasis on our bundling strategy and the addition of new business customers. These increases were partially offset by a decline in our voice revenue as we continue to experience increasing competition.

The decline in voice revenue also reflects decreasing wholesale revenues from lines provided under Unbundled Network Element-Platform (UNE-P) rules, reflecting developments in the federal regulatory environment over the past year. During the 12-month transition period for the elimination of the UNE-P requirements (which ends in March 2006), we expect continued decreases in the number of UNE-P lines as competitors move to alternate arrangements to serve their customers or their customers choose an alternative technology. We could experience increased pressure on our operating revenues should a customer that was receiving service from a UNE-P provider switch to an alternative technology or facilities-based competitor (a competitor with its own network). For a detailed discussion on UNE-P, see “December 2004 Unbundling Rules” in the Regulatory Developments section of our Annual Report for the year ended December 31, 2004.

Retail access lines continued to decline in the second quarter and for the first six months of 2005 due to increased competition, as customers disconnected both primary and additional lines and began using

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

wireless and, to a lesser extent, Voice over Internet Protocol (VoIP) technology and cable instead of phone lines for voice and data; this was also a contributing factor in the year-ago period. Retail access lines also declined for both periods due to customers disconnecting their additional lines when purchasing our broadband internet-access (DSL) services. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on a resale agreement or the UNE-P rules to offer service (i.e., one of our wholesale customers), we lose all revenue when a wireline customer shifts to an alternative technology such as cable, wireless or VoIP or a facilities-based competitor. However, when a customer signs up for Cingular Wireless (Cingular) service, our net income impact of the lost revenue is lessened because we own a 60% economic interest in Cingular (see Note 5). Increasing use of alternative technologies and facilities-based competition will continue to pressure our operating margins. Although retail access line losses have continued, the trend has slowed, reflecting in part our ability to now offer retail nationwide long-distance service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (bundles).

Operating revenues Our operating revenues increased $132, or 1.3%, in the second quarter and $368, or 1.8%, for the first six months of 2005. Our significant revenue impacts are listed below and discussed in greater detail in our “Wireline Segment Results” section.

•	Data revenues increased $270 in the second quarter and $447 for the first six months, primarily driven by continued growth in DSL.
•

Long-distance voice revenues increased $107 in the second quarter and $259 for the first six months, primarily driven by increased bundled sales of combined long-distance and local calling fixed-fee offerings.

These increases in data and long-distance voice revenues were partially offset by declines of $231 in the second quarter and $358 for the first six months in voice revenues primarily resulting from the loss of retail access lines and lower prices due to increased competition.

Operating expenses Our operating expenses increased $54, or 0.6%, in the second quarter and $250, or 1.4%, for the first six months of 2005. Our significant expense increases are listed below and discussed in greater detail in our “Wireline Segment Results” section.

•

A charge of $236 in the second quarter of 2005 to terminate existing agreements with WilTel Communications (WilTel). See “Other Business Matters” for a discussion of the termination charge and the new agreement.

•

Costs associated with equipment sales and related network integration services reflecting sales in the large-business market, and our co-branded SBC | DISH Network satellite TV service, which had more total customers than in the prior year, increased expenses approximately $129 in the second quarter and $227 for the first six months.

•	Costs associated with the severe rains and floods in Southern California, increased expenses approximately $100 for the first six months.
•	Combined net pension and postretirement cost increased expenses approximately $88 for the first six months.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Partially offsetting these increases was the fact that we recorded second-quarter 2004 charges of approximately $263 associated with strike preparation and labor settlements, lower depreciation expense of $81 in the second quarter and $181 for the first six months of 2005 in our wireline segment and a decrease of $37 associated with changes in out-of-region phone concessions. Out-of-region phone concessions consist of reimbursements made to retirees for phone services provided by a carrier other than SBC.

Our operating expenses for the remaining periods in 2005 will reflect second-quarter 2005 changes made to our management medical coverage, reducing our annual combined net pension and postretirement cost to between $1,350 and $1,450. Operating expenses in the third quarter will also reflect decreased expenses of approximately $60 associated with the previously discussed changes in out-of-region phone concessions for retirees. (See Note 6)

Interest expense increased $114, or 48.5%, in the second quarter and $235, or 50.3%, for the first six months of 2005. The increase is primarily due to our issuing additional debt of $8,750 in the fourth quarter of 2004 to finance our portion of Cingular’s acquisition of AT&T Wireless Services Inc. (AT&T Wireless). In July 2005, we redeemed approximately $809 of callable debt and recorded call premiums, and expensed unamortized discounts and debt issuance costs of $37 in the third quarter.

Interest income decreased $20, or 16.7%, in the second quarter and $27, or 11.4%, for the first six months of 2005. The decrease was primarily a result of a lower average investment balance in 2005 compared with 2004. In the fourth quarter of 2004 we used a significant amount of these investments to fund our portion of Cingular’s purchase price for AT&T Wireless.

Equity in net income of affiliates decreased $188, or 50.9%, in the second quarter and $838, or 87.2%, for the first six months of 2005. Results from our international investments declined approximately $61 in the second quarter and $439 for the first six months. The international decline was largely attributable to both gains that occurred in 2004 and foregone equity income in 2005 due to our 2004 investment dispositions. The 2005 decrease was also due to lower results from Cingular. Our proportionate share of Cingular’s results decreased approximately $123 in the second quarter and $403 for the first six months of 2005.

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

Other income (expense) – net We had other income of $34 in the second quarter and $81 for the first six months of 2005 as compared to other expense of $44 in the second quarter and other income of $817 for the first six months of 2004. Results for the second quarter of 2005 primarily consisted of gains related to the transfer of wireless properties to Cingular of approximately $24 (see Note 5) and a gain of $9 on the sale of shares of Yahoo! (Yahoo). Results for the second quarter of 2004 included losses of approximately $191 on the sale of shares of TDC and $68 on the sale of shares of Telkom S.A. Limited (Telkom), partially offset by gains of $219 on the sale of shares of Amdocs Limited (Amdocs) and Yahoo.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Other income for the first six months of 2005 primarily included a gain of $77 on the sale of shares of Amdocs, SpectraSite, Inc. and Yahoo and the gain of $24 mentioned above, from the transfer of wireless properties to Cingular. These gains were partially offset by a charge of $21 related to the other-than-temporary decline in the value of various cost investments. Results for the first six months of 2004 primarily include a gain of approximately $832 on the sale of our investment in Belgacom S.A. (Belgacom), a gain of $57 on the sale of shares of Teléfonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil) and gains of $219 mentioned above, on the sale of Amdocs and Yahoo. These 2004 gains were partially offset by losses of $259 mentioned above, on the sales of shares of TDC and Telkom.

Income taxes decreased $31, or 6.0%, in the second quarter and $557, or 38.2%, for the first six months of 2005. Our effective tax rates on continuing operations were 32.6% in the second quarter of 2005 compared to 31.2% in the second quarter of 2004 and 32.3% for the first six months of 2005 compared to 32.4% for the first six months of 2004. The decrease in income taxes in the second quarter and for the first six months of 2005 was primarily due to a decrease in income before income taxes, which was primarily the result of a decrease in “Equity in net income of affiliates” (see previous discussion) and a gain on the sale in the first quarter of 2004 of our interest in Belgacom.

Income from Discontinued Operations decreased $33 in the second quarter and $59 for the first six months of 2005. The decrease was due to the sale of our directory advertising business in Illinois and northwest Indiana in 2004. (See Note 7)

Selected Financial And Operating Data

	June 30,
	2005	2004
Debt ratio[1]	38.3%	31.0%
Network access lines in service (000)	51,032	53,590
Wholesale lines (000)	5,977	7,363
Long-distance lines in service (000)	22,776	18,432
DSL lines in service (000)	5,968	4,277
Number of SBC employees	157,610	167,170
Cingular Wireless customers[2] (000)	51,596	25,044

[1]	See our “Liquidity and Capital Resources” section for discussion.
[2]	Numbers represent 100% of the cellular/PCS customers of Cingular (the 2004 number does not include AT&T Wireless customers prior to Cingular’s October 2004 acquisition of AT&T Wireless).

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. As required by U.S. generally accepted accounting principles (GAAP), our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) – net, and tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

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

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates. Cingular’s results in the second quarter and for the first six months of 2004 have been restated to reflect the correction of an error relating to the lease accounting practices of Cingular, which was announced in February 2005, and to conform the presentation of various state gross receipts taxes and other fees to the current year.

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

SBC COMMUNICATIONS INC.

JUNE 30, 2005

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

Wireline

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Segment operating revenues
Voice	$4,974	$5,205	(4.4)%	$10,060	$10,418	(3.4)%
Data	2,997	2,727	9.9	5,821	5,374	8.3
Long-distance voice	922	815	13.1	1,823	1,564	16.6
Other	484	480	0.8	962	911	5.6
Total Segment Operating Revenues	9,377	9,227	1.6	18,666	18,267	2.2
Segment operating expenses
Cost of sales	4,138	4,091	1.1	8,320	8,112	2.6
Selling, general and administrative	2,433	2,318	5.0	4,716	4,501	4.8
Depreciation and amortization	1,782	1,863	(4.3)	3,580	3,761	(4.8)
Total Segment Operating Expenses	8,353	8,272	1.0	16,616	16,374	1.5
Segment Income	$1,024	$955	7.2%	$2,050	$1,893	8.3%

Our wireline segment operating income margin was 10.9% in the second quarter of 2005, compared to 10.4% in the second quarter of 2004, and 11.0% for the first six months of 2005, compared to 10.4% for the first six months of 2004. The improvement in our wireline segment operating income margin for the quarter and the first six months was due primarily to the continued growth in our data and long-distance voice revenue, which more than offset the loss of voice revenue from the decline in total access lines (as shown in the following table) from 2004 to 2005 of approximately 2.6 million lines, or 4.8%.

Voice revenue declined due to customers continuing to disconnect primary and additional lines and using alternative technologies, such as wireless, and to a lesser extent VoIP and cable instead of phone lines for voice and data; our bundling strategy and other pricing responses to competitors’ offerings; and lower demand for services. Voice revenue also has declined over the past several years as our retail customers have disconnected their lines in order to obtain service from competitors who lease our UNE-P lines. However, that particular trend started to change in the third quarter of 2004 and for this quarter UNE-P lines declined by 1.5 million, or 21.9%, from June 30, 2004 levels (see table below). The impact of the UNE-P rules on our operating revenue is discussed below.

Our operating income margin was also pressured on the cost side for the second quarter due to a charge to terminate existing agreements with WilTel and by higher costs caused by our growth initiatives in long-

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

distance and DSL as well as our co-branded SBC | Dish Network satellite TV service and sales in the large-business market, and for the first quarter, by higher repair costs caused by severe weather.

Following is a summary of our switched access lines at June 30, 2005 and 2004:

Switched Access Lines
	June 30,
			Increase
(in 000’s)	2005	2004	(Decrease)

Retail Consumer
Primary	23,036	23,398	(362)
Additional	4,108	4,581	(473)
Retail Consumer Subtotal	27,144	27,979	(835)

Retail Business	17,513	17,794	(281)
Retail Subtotal	44,657	45,773	(1,116)
Percent of total switched access lines	87.5%	85.4%

UNE-P	5,444	6,974	(1,530)
Resale	533	389	144
Wholesale Subtotal	5,977	7,363	(1,386)
Percent of total switched access lines	11.7%	13.7%

Payphone (Retail and Wholesale)	398	454	(56)
Percent of total switched access lines	0.8%	0.9%

Total Switched Access Lines	51,032	53,590	(2,558)

DSL Lines in Service	5,968	4,277	1,691

Total switched access lines in service at June 30, 2005 declined 4.8% from June 30, 2004 levels. Retail access lines, while declining 2.4% from June 30, 2004 levels, represent 87.5% of total switched access lines at June 30, 2005 compared to 85.4% a year earlier. During this same period, wholesale lines (which include UNE-P, commercially negotiated UNE-P replacements and resale) decreased 18.8% and at June 30, 2005 represented 11.7% of total access lines, down from 13.7% a year earlier.

The decline in total access lines reflects many factors including the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, the continued growth in

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

alternative communication technologies such as wireless, cable and other internet-based systems and continuing slow demand from U.S. businesses although business demand is improving on a sequential quarterly basis. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on the UNE-P rules or a resale agreement to offer service (i.e., one of our wholesale customers), we lose all customer revenue when a retail wireline customer shifts to an alternative technology such as cable, wireless or the internet using VoIP or a competitor using its own traditional network. The UNE-P rules are scheduled to end after a twelve-month transition period that began March 11, 2005. However, it is unclear whether customers of competitors using these UNE-P lines will be retained by our wholesale customers that have negotiated commercial arrangements to replace the UNE-P or that have resale agreements, or whether customers that had used UNE-P service will return as our retail customers, shift to using an alternative technology or to a competitor using its own network. Increasing customer shifts from our traditional retail base to either alternative technologies or competitors using commercial or resale arrangement or their own facilities, as well as our pricing responses to retain or regain retail customers, will continue to pressure our wireline segment’s operating margins.

Voice revenues decreased $231, or 4.4%, in the second quarter and $358, or 3.4%, for the first six months of 2005 primarily due to the loss of retail access lines. The decline in retail lines primarily reflects increased competition, including customers using wireless, VoIP technology and cable instead of phone lines for voice and data, and the disconnection of additional lines for DSL service and other reasons. The access-line declines decreased revenues approximately $98 in the second quarter and $208 for the first six months of 2005. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $50 in the second quarter and $61 for the first six months. A decline in demand for calling features (e.g., Caller ID and voice mail) due primarily to the access-line declines decreased revenues approximately $25 in the second quarter and $56 for the first six months of 2005.

Lower demand for wholesale services, primarily due to the decline in UNE-P lines provided to competitors, decreased revenue approximately $13 in the second quarter and $22 for the first six months of 2005. Continued declines in demand for voice equipment located on customer premises decreased revenues approximately $10 in the second quarter and $33 for the first six months. Revenue from payphone services decreased approximately $10 in the second quarter and $20 for the first six months, primarily due to lower demand. We expect payphone access lines and revenue to continue to decline in future periods. Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $6 in the second quarter and $17 for the first six months, as more customers chose broader long-distance and other bundled offerings. Partially offsetting these revenue declines were increased revenues with our wholesale customers, including settlements and billing adjustments, of approximately $64 for the first six months of 2005, of which $32 related to a carrier settlement in March 2005.

Data revenues increased $270, or 9.9%, in the second quarter and $447, or 8.3%, for the first six months of 2005. This increase was primarily due to continued growth in DSL, our broadband internet-access service. DSL and dial-up internet service increased data revenues approximately $114 in the second quarter and $240 for the first six months of 2005. The number of DSL lines in service grew to approximately 6.0 million

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

as compared to 4.3 million at June 30, 2004. Additionally, revenue from data equipment sales and network integration services increased approximately $104 in the second quarter and $124 for the first six months. Revenues from large-business customers typically consist of revenue from the initial installation of equipment followed by services provided over multiple years.

Revenue from our high-capacity transport services increased approximately $26 in the second quarter and $50 for the first six months of 2005. Our high-capacity transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 57% and 59% of total data revenues in the second quarter and for the first six months of 2005, respectively, and 62% of total data revenues in the second quarter and for the first six months of 2004.

Long-distance voice revenues increased $107, or 13.1%, in the second quarter and $259, or 16.6%, for the first six months of 2005. These increases were primarily driven by the increase in long-distance lines in service since the second quarter of 2004. The number of long-distance lines in service grew to approximately 22.8 million as compared to 18.4 million at June 30, 2004. Sales of combined long-distance and local calling fixed-fee offerings (referred to as “bundling”) also contributed to the increased long-distance revenues and lines. Sales of our bundling offers continued to increase in our Midwest, West and Southwest regions with the most significant improvements in results occurring in our Midwest region. However, we expect this growth to continue to slow, reflecting the market continuing to mature since we began providing service throughout our regions in late 2003.

Retail long-distance revenues increased approximately $112 in the second quarter and $269 for the first six months of 2005, reflecting our higher long-distance penetration levels. Also contributing to the increase was continued growth in our international and other long-distance services. Other long-distance revenues increased approximately $39 in the second quarter and $73 for the first six months of 2005, which includes wholesale long-distance services sold to Cingular and retail international long-distance. Partially offsetting these increases was a decline of approximately $35 in the second quarter and $77 for the first six months of 2005 due to increased competition and a reduction in our billed minutes of use mainly related to the increased sales of our fixed-fee bundles, which do not separately bill for minutes of use.

Other operating revenues increased $4, or 0.8% in the second quarter and $51, or 5.6% for the first six months of 2005. Our co-branded SBC | DISH Network satellite TV service increased revenue approximately $59 in the second quarter and $123 for the first six months of 2005. However, we expect future revenue growth for this service to reflect our strategy to target use of this service in those markets where the rate or risk of customer defections is highest. Partially offsetting this increase, revenue from directory and operator assistance and other miscellaneous products and services decreased approximately $22 in the second quarter and $52 for the first six months. Various one-time billing adjustments decreased revenue approximately $33 in the second quarter and $28 for the first six months of 2005.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cost of sales expenses increased $47, or 1.1%, in the second quarter and $208, or 2.6%, for the first six months of 2005. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Costs associated with equipment sales and related network integration services, and our co-branded SBC | DISH Network satellite TV service increased approximately $129 in the second quarter and $227 for the first six months of 2005 reflecting our emphasis on growth in DSL and sales in the large business market and video. Our DISH TV service has relatively high initial acquisition costs. Costs associated with equipment for large-business customers (as well as DSL and video) typically are greater than costs associated with services that are provided over multiple years.

Traffic compensation expense (for access to another carrier’s network) increased approximately $148 in the second quarter and $119 for the first six months of 2005. Approximately $50 in the second quarter and $47 for the first six months of 2005 resulted from higher traffic expense generated from our long-distance service, partially offset by lower rates paid for local traffic (telephone calls) terminating on competitor networks and wireless customers. Expense also increased $98 in the second quarter and for the first six months of 2005 resulting from traffic compensation settlements which reduced expense in 2004 and that did not recur. Offsetting these increases, traffic compensation expense decreased approximately $26 for the first six months related to a carrier settlement in March 2005.

Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $49 in the second quarter and $61 for the first six months. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs increased approximately $9 in the second quarter and $28 for the first six months. We incurred higher than normal weather-related repair costs of approximately $100 for the first six months of 2005 primarily related to floods in Southern California.

Partially offsetting the increases, lower employee levels decreased expenses, primarily salary and wages, approximately $82 in the second quarter and $183 for the first six months. Expenses also decreased $154 in the second quarter of 2005 and for the first six months of 2005 due to the one-time accrual for a retiree bonus as a result of the settlement of our labor contract negotiations in the second quarter of 2004.

Our combined net pension and postretirement cost was essentially flat in the second quarter and increased approximately $57 for the first six months of 2005, primarily resulting from changes made to management medical coverage in the second quarter of 2005 and second-quarter 2004 modifications of nonmanagement retiree medical coverage.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

As part of an internal business unit realignment, cost of sales expenses of $46 incurred by the former unit in the second quarter of 2004 were reported by another unit as selling expenses in 2005. This resulted in reduced expense in the second quarter of 2005 and for the first six months of 2005.

Selling, general and administrative expenses increased $115, or 5.0%, in the second quarter and $215, or 4.8%, for the first six months of 2005. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

We incurred a charge of $236 in the second quarter of 2005 to terminate existing agreements with WilTel, which will continue to provide transitional and out-of-market long distance services under a new agreement following the close of our planned acquisition of AT&T (see “Other Business Matters” for additional information). Salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $16 in the second quarter and $43 for the first six months of 2005. Expenses also increased approximately $20 for the first six months of 2005 due to higher severance accruals.

Partially offsetting the increases, lower employee levels decreased expenses, primarily salary and wages, approximately $35 in the second quarter and $76 for the first six months. Expenses also decreased $79 in the second quarter of 2005 and for the first six months of 2005 due to the one-time accrual for a retiree bonus as a result of the settlement of our labor contract negotiations in the second quarter of 2004. Advertising expense decreased approximately $26 in the second quarter and $57 for the first six months of 2005 primarily driven by higher costs in 2004 from our launch of long-distance service in our Midwest region and bundling initiatives. Other employee related expenses including travel, training and conferences decreased approximately $23 in the second quarter and $10 for the first six months of 2005.

Non-employee related expenses such as contract services, agent commissions, materials and supplies costs and corporate allocations decreased approximately $10 in the second quarter and increased $76 for the first six months of 2005, primarily due to higher parent charges and contract services during the first six months. Our combined net pension and postretirement cost was essentially flat in the second quarter and increased approximately $28 for the first six months of 2005, primarily resulting from changes made to management medical coverage in the second quarter of 2005 and second-quarter 2004 modifications of nonmanagement retiree medical coverage.

As part of an internal business unit realignment, cost of sales expenses of $46 incurred by the former unit in the second quarter of 2004 were reported by another unit as selling expenses in 2005. This resulted in increased expense in the second quarter of 2005 and for the first six months of 2005.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Depreciation and amortization expenses decreased $81, or 4.3%, in the second quarter and $181, or 4.8%, for the first six months of 2005. Lower expense in 2005 was due primarily to lower capital expenditures over the last three years.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Segment operating revenues
Service revenues	$7,719	$3,833	-	$15,138	$7,416	-
Equipment revenues	890	354	-	1,700	738	-
Total Segment Operating Revenues	8,609	4,187	-	16,838	8,154	-
Segment operating expenses
Cost of services and
equipment sales	3,523	1,488	-	6,962	2,980	-
Selling, general and administrative	2,953	1,463	-	5,954	2,835	-
Depreciation and amortization	1,629	565	-	3,304	1,118	-
Total Segment Operating Expenses	8,105	3,516	-	16,220	6,933	-
Segment Operating Income	504	671	(24.9)	618	1,221	(49.4)
Interest Expense	326	199	63.8	664	397	67.3
Equity in net income (loss) of
affiliates – net	1	(95)	-	3	(203)	-
Other – net	(8)	(40)	80.0	(4)	(63)	93.7
Segment Income (Loss)	$171	$337	(49.3)%	$(47)	$558	-

Accounting for Cingular

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e., 50/50) with our 40% economic partner BellSouth in the joint venture. We have equal voting rights and representation on the board of directors that controls Cingular. This means that our consolidated results include Cingular’s results in the “Equity in net income of affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year. Accordingly, in the segment table above, we present 100% of Cingular’s revenues and expenses under “Segment operating revenues” and “Segment operating expenses.” Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income but does not affect our consolidated net income.

In the first quarter of 2005, to be consistent with industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for various state gross receipts taxes and other fees as “Service revenues” and the taxes assessed by the various state jurisdictions and other fees as “Cost of services and equipment sales.” This amount totaled $32 in the second quarter and $57 for the first six months of 2004. Operating income and net income for all restated periods were not affected.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

In February 2005, Cingular announced restated 2004 results to correct an error relating to its lease accounting practices. This correction, which is reflected in the table above, reduced Cingular’s previously reported “Segment Operating Income” by approximately $9 in the second quarter and $18 for the first six months of 2004 and “Segment Income” by $12 in the second quarter and $24 for the first six months of 2004.

Acquisition of AT&T Wireless

On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. In connection with the acquisition, we entered into an investment agreement with BellSouth and Cingular. Under the investment agreement, we and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the acquisition’s purchase price. Based on our 60% equity ownership of Cingular, and after taking into account cash on hand at AT&T Wireless, we provided additional equity of approximately $21,600 to fund the purchase price. In exchange for this equity contribution, Cingular issued to us and BellSouth new membership interests in Cingular. Equity ownership and management control of Cingular remains unchanged after the acquisition.

Several class-action lawsuits have been filed against AT&T asserting claims under the federal securities laws in connection with the offering of AT&T Wireless tracking stock in April 2000. The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless tracking stock. In connection with the split-off of AT&T Wireless, certain provisions of the separation agreement between AT&T Wireless and AT&T may result in Cingular, due to its acquisition of AT&T Wireless, being allocated as much as 70% of any liabilities arising out of these actions to the extent they relate to AT&T Wireless tracking stock.  At this time, management is assessing the potential amount, if any, of this preacquisition liability.

In the segment discussion below, Cingular’s 2004 operating results and customer metrics do not include AT&T Wireless since the acquisition closed in the fourth quarter of 2004.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular’s Customer and Operating Trends

Cingular is the largest provider of mobile wireless voice and data communications services in the United States, based on the number of wireless customers. Cingular also has license coverage serving an aggregate population of potential customers, referred to as “POPs,” of nearly 292 million, including all of the 100 largest metropolitan areas. As of June 30, 2005, Cingular served 51.6 million cellular/PCS (wireless) customers, compared to approximately 25 million at June 30, 2004. Cingular’s increase in customer gross additions during the second quarter and the first six months of 2005 was primarily due to the acquisition of AT&T Wireless in late October 2004 and the resulting inclusion of AT&T Wireless customers in Cingular’s results. The increase was also due to Cingular’s larger distribution network, its broad range of service offerings and increased advertising. Cingular’s recent customer activity is listed below:

Wireless Customer Activity

	Three-Month Period
(in 000’s)	June 30, 2005	March 31, 2005	December 31, 2004
Gross additions	4,384	4,763	4,930
Net additions	1,071	1,419	1,713
Other adjustments*	156	(159)	21,724
Net additions including other adjustments*	1,227	1,260	23,437

*Other adjustments include customers gained or lost through property divestitures related to the AT&T Wireless acquisition and other adjustments. In the fourth quarter of 2004 other adjustments included approximately 21.9 million subscribers related to Cingular’s acquisition of AT&T Wireless.

Competition and the slowing rate of new wireless users as the wireless market matures will continue to adversely impact Cingular’s revenue growth, increase expenses and put pressure on margins. Cingular expects that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing average revenue per user/customer (ARPU). Cingular’s ARPU has weakened over the past several years as it has offered a broader array of plans to expand its customer base and responded to increasing competition, resulting in pricing reductions. While Cingular’s ARPU has stabilized somewhat recently, Cingular nevertheless expects continued pressure on ARPU notwithstanding increasing revenue from data services. Cingular expects its cost of services to continue increasing due to higher network system usage, including the costs Cingular is now paying T-Mobile USA (T-Mobile) for the utilization of its network in California and Nevada, higher costs as Cingular integrates AT&T Wireless’ network and operations, and, to a lesser extent, redundant expenses related to operating multiple networks as Cingular’s customer base transitions from its Time Division Multiple Access (TDMA) network to its Global System for Mobile Communication (GSM) network.

Cingular’s Operating Results

Our Cingular segment operating income margin was 5.9% in the second quarter (1.4% in the first quarter of 2005) and 3.7% for the first six months of 2005, compared to 16.0% in the second quarter and 15.0% for the first six months of 2004. The lower 2005 margin was caused by increased expenses that were only partially offset by increased revenues. The primary driver for the 2005 increases in almost every component of Cingular’s total operating revenues and operating expenses was the acquisition of AT&T Wireless in late October 2004 and the resulting inclusion of AT&T Wireless operating results and wireless customers in Cingular’s results.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular’s operating expenses increased $4,589 in the second quarter and $9,287 for the first six months of 2005 primarily due to incremental expenses from AT&T Wireless; merger and integration costs of $204 in the second quarter and $309 for the first six months of 2005 related to the acquisition of AT&T Wireless; acquisition costs associated with significantly higher gross customer additions; extensive customer retention and customer service initiatives; and higher depreciation and amortization expenses including amortization expense related to Cingular’s purchase price valuation of AT&T Wireless customer contracts and other intangible assets acquired of $445 in the second quarter and $931 for the first six months of 2005. Network operating costs also increased due to growth in customer usage, increased costs Cingular is now paying T-Mobile for the use of its network in California and Nevada and redundant expenses related to concurrently operating its TDMA and GSM networks (see “Other Cingular Transactions” below). Handset equipment costs increased $725 in the second quarter and $1,483 for the first six months of 2005. Equipment costs increased at a higher rate than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Largely offsetting these expense increases was revenue growth of $4,422 in the second quarter and $8,684 for the first six months of 2005, including incremental revenues from the acquisition of AT&T Wireless. ARPU decreased 0.6% in the second quarter and increased 0.9% for the first six months of 2005 compared to the second quarter and first six months of 2004. The decline in the second quarter ARPU was due to a decrease in local service and net roaming revenue partially offset by an increase in average data revenue per customer of approximately 185% and increased long-distance revenue per customer. The six-month increase in ARPU was due to increases in average data revenue per customer of approximately 205% for the first six months, increased long distance and regulatory fees revenue, partially offset by a decline in the local service revenue and net roaming revenue. Local service revenue declined primarily due to customer shifts to all-inclusive rate plans that offer lower monthly charges and “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year) as well as Cingular’s free mobile to mobile plans, which allow Cingular customers to call other Cingular customers at no charge. An increase in customers on rollover plans tends to lower average monthly revenue since unused minutes (and associated revenue) are deferred until subsequent months, up to one year. These revenue and expense fluctuations are discussed in more detail below.

The effective management of wireless customer churn is critical to Cingular’s ability to maximize revenue growth and maintain and improve margins. Cingular’s wireless customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. For the second quarter and the first six months of 2005, Cingular’s churn rate was 2.2%, down from a 2.7% churn rate in the second quarter and first six months of 2004. Cingular’s second quarter churn rate remained unchanged from the churn rate for the first quarter of 2005. The decline in Cingular’s churn rate compared to 2004 resulted primarily from a lower postpaid customer churn rate, a change in methodology of calculating churn related to Cingular’s reseller customers and changes resulting from conforming Cingular’s and AT&T Wireless’ churn methodologies. Cingular’s postpaid churn rate was 1.8% in the second quarter and 1.9% for the first six months of 2005, down from a 2.3% churn rate in both the second quarter and for the first six months of 2004.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Beginning in the first quarter of 2005, Cingular adopted a new reseller churn calculation methodology that resulted in an aggregate churn calculation that is more comparable with its major competitors. Prior to 2005, Cingular included gross reseller disconnects in its churn calculation. Effective with the first quarter of 2005, Cingular’s churn calculation is based on total net reseller disconnects. This change resulted in an improvement to second quarter and first six months of 2005 reported churn of approximately 30 basis points. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to second quarter and first six months of 2005 reported churn of less than 10 basis points.

The decline in postpaid churn reflects Cingular’s ability to provide more attractive offerings to customers due to the acquisition of AT&T Wireless, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and free mobile-to-mobile calling among Cingular’s 51.6 million customers.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. The primary driver for the second quarter and first six months of 2005 increase in Cingular’s total operating revenues was the acquisition of AT&T Wireless in late October 2004 and inclusion of AT&T Wireless operating results. Service revenues increased $3,886 in the second quarter and $7,722 for the first six months of 2005 and consisted of:

•

Local voice revenues increased approximately $3,036 in the second quarter and $6,111 for the first six months due to the acquisition of AT&T Wireless (which more than doubled Cingular’s average number of wireless customers) and greater billed minutes of use. Increased Universal Service Fund (USF) and regulatory compliance fees also contributed to the local voice revenues increase in the second quarter and first six months of 2005.

•

Data service revenues increased $488 in the second quarter and $921 for the first six months due to increased average revenue per customer, increased use of text messaging services and the inclusion of former AT&T Wireless customers (who on average were heavier data users than Cingular customers). Data ARPU increased approximately 185% in the second quarter and 205% for the first six months of 2005 compared to 2004. Data service revenues represented approximately 7.6% of Cingular’s total revenues in the second quarter and 7.3% for the first six months of 2005.

•

Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network increased $262 in the second quarter and $460 for the first six months primarily due to roaming revenues from the acquired AT&T Wireless customer base.

•

Long-distance and other revenue increased $100 in the second quarter and $230 for the first six months primarily due to increased long-distance revenues from the acquired AT&T Wireless customer base as well as increased international calling and property management fees.

Equipment revenues increased $536 in the second quarter and $962 for the first six months of 2005 due to increased handset revenues primarily as a result of significantly higher gross customer additions

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

and increases in existing customers upgrading their units. Upgrade unit sales reflect an increase in GSM upgrades and Cingular’s efforts to migrate former AT&T Wireless customers to Cingular service offerings.

Cost of services and equipment sales expenses increased $2,035 in the second quarter and $3,982 for the first six months of 2005 primarily due to increased cost of services resulting from incremental costs related to the acquired AT&T Wireless network. Cost of services increased $1,310 in the second quarter and $2,499 for the first six months of 2005 due to increases in network usage with a minutes of use increase of more than 150%, increased costs Cingular is now paying T-Mobile for the use of its network in California and Nevada, increased redundant expenses related to concurrently operating TDMA and GSM networks, higher roaming and long-distance cost and increased USF and regulatory fees related to the increase in the customer base.

Equipment sales expense increased $725 in the second quarter and $1,483 for the first six months of 2005 primarily due to higher handset unit sales associated with the increase in gross customer additions of 79.5% in the second quarter and 85.2% for the first six months, existing customers upgrading their units and the continued migration of former AT&T Wireless customers to Cingular service offerings. Equipment costs increased at a higher rate than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Selling, general and administrative expenses increased $1,490 in the second quarter and $3,119 for the first six months of 2005 primarily due to incremental expenses associated with the acquisition of AT&T Wireless. These increases include $76 of integration costs in the second quarter and $178 for the first six months of 2005, which includes employee termination costs, re-branding and advertising of the Cingular and AT&T Wireless combination and customer service and systems integrations costs.

Total selling expenses increased $568, or 80.0%, in the second quarter and $1,195, or 88.3%, for the first six months of 2005 primarily due to the increase in gross customer additions of 79.5% in the second quarter and 85.2% for the first six months. Total selling expenses include sales, marketing, advertising and commissions expense. Commissions expense increased $204 in the second quarter and $424 for the first six months of 2005 and advertising expenses increased $158 in the second quarter and $348 for the first six months of 2005. Cingular’s sales expense increased approximately $183 in the second quarter and $370 for the first six months of 2005 primarily due to increased sales personnel costs associated with the acquired AT&T Wireless sales force.

General and administrative expenses increased $922 in the second quarter and $1,924 for the first six months of 2005 primarily due to incremental expenses from AT&T Wireless and integration costs, mentioned previously. General and administrative expenses include customer service, upgrade commissions, billing, bad debt, other maintenance and other administrative expense. Customer service expenses increased $323 in the second quarter and $683 for the first six months due to a higher number of employees and employee-related expenses related to the significant increase in customers, as well as customer retention and customer service improvement initiatives. Upgrade commissions increased $97 in the second quarter and $196 for the

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

first six months due to the increased customer migration and handset upgrade activity, mentioned previously. Billing, bad debt and other customer maintenance expense increased $220 in the second quarter and $426 for the first six months primarily due to the significant increase in Cingular’s customer base. Other administrative expenses increased $282 in the second quarter and $619 for the first six months primarily due to incremental expenses associated with the acquired AT&T Wireless administrative functions.

Depreciation and amortization expenses increased $1,064 in the second quarter and $2,186 for the first six months of 2005. Depreciation expense increased $644 in the second quarter and $1,300 for the first six months primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition. Depreciation expense increased due to Cingular’s on-going capital spending associated with its GSM network. Additionally, depreciation expense increased due to accelerated depreciation on certain TDMA network assets based on Cingular’s projected transition of network traffic to GSM technology and accelerated depreciation on certain other network assets, which includes integration costs of $109 in the second quarter and first six months. Substantially all of Cingular’s TDMA assets are anticipated to be fully depreciated by the end of 2007.

Amortization expense increased $420 in the second quarter and $886 for the first six months of 2005 primarily related to the purchase price valuation of AT&T Wireless customer contracts and other intangible assets acquired, partially offset by intangible assets that became fully amortized during 2004.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Other Cingular Transactions

In November 2004, Cingular entered into a number of agreements to divest certain assets and spectrum in certain markets in response to the agreement made with the U.S. Department of Justice (DOJ) and the Federal Communications Commission (FCC) as a condition to receiving regulatory approval to acquire AT&T Wireless. In April 2005, Cingular sold certain former AT&T Wireless assets and properties, including licenses, network assets, and subscribers that Cingular operated in several markets, the largest of which is Oklahoma City, Oklahoma to Alltel Corporation (Alltel). As part of this agreement, Cingular also sold 20 MHz of spectrum and the network assets formerly held by AT&T Wireless in Wichita, Kansas, which it was not required to divest. Additionally, in February 2005, Cingular sold 10 MHz of former AT&T Wireless spectrum in each of Dallas, Texas and Detroit, Michigan to MetroPCS and 10 MHz of former AT&T Wireless spectrum in Knoxville, Tennessee to Cellco Partnership (d/b/a Verizon Wireless). In March 2005, Cingular sold AT&T Wireless properties and assets in specific rural regions of Arkansas, Mississippi, Missouri and Texas. Finally, in April 2005, Cingular completed the disposition of AT&T Wireless assets in Missouri. No gains or losses were recognized on the sale of these former AT&T Wireless properties or spectrum. Cingular has completed all required divestitures required by the FCC and DOJ.

In January 2005, Cingular and T-Mobile dissolved their network infrastructure joint venture. In connection with the dissolution, Cingular sold its ownership of the California/Nevada network assets to T-Mobile for approximately $2,500 in cash. In connection with the dissolution, Cingular was required to contribute an additional $200 to the venture to equalize the capital accounts. Cingular expects to use a significant portion of the proceeds from the sale to fund capital expenditures through July 2005 (see “Liquidity and Capital Resources”). At June 30, 2005, $1,488 of these funds remains designated for future capital expenditures.

In May 2005, we transferred wireless properties to Cingular to settle a liability related to the formation of Cingular. This transfer resulted in a decrease of approximately $35 to our “Investment in Cingular” account.

In June 2005, Cingular agreed to sell former AT&T Wireless operations and licenses in the Caribbean and Bermuda to Digicel Limited for approximately $61. This transaction is contingent upon regulatory approvals.

In July 2005, we received additional net repayments totaling approximately $1,179 from Cingular, which was applied as a reduction on our shareholder loan to Cingular.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Supplemental Information

Because Cingular’s acquisition of AT&T Wireless has a significant effect on comparative financial information, we have included the following sequential quarterly results for comparative purposes.

Cingular

Sequential Segment Results

	Three-Month Period Ended
	June 30,	March 31,	December 31,
	2005	2005	2004
Segment operating revenues
Service revenues	$7,719	$7,419	$6,313
Equipment revenues	890	810	806
Total Segment Operating Revenues	8,609	8,229	7,119
Segment operating expenses
Cost of services and equipment sales	3,523	3,439	2,939
Selling, general and administrative	2,953	3,001	2,947
Depreciation and amortization	1,629	1,675	1,386
Total Segment Operating Expenses	8,105	8,115	7,272
Segment Operating Income (Loss)	504	114	(153)
Interest Expense	326	338	303
Equity in net income (loss) of
affiliates – net	1	2	(114)
Other – net	(8)	4	13
Segment Income (Loss)	$171	$(218)	$(557)

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Directory

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$925	$933	(0.9)%	$1,854	$1,871	(0.9)%
Segment operating expenses
Cost of sales	234	221	5.9	475	449	5.8
Selling, general and administrative	199	199	-	401	381	5.2
Depreciation and amortization	1	2	(50.0)	3	5	(40.0)
Total Segment Operating Expenses	434	422	2.8	879	835	5.3
Segment Operating Income	491	511	(3.9)	975	1,036	(5.9)
Equity in Net Income (Loss) of Affiliates	-	-	-	(1)	-	-
Segment Income	$491	$511	(3.9)%	$974	$1,036	(6.0)%

In September 2004, we sold our interest in the directory advertising business in Illinois and northwest Indiana. Our directory segment results for all periods shown have been restated to exclude the results of those operations. In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth and acquired the internet directory provider, YPC. We account for our interest in YPC under the equity method of accounting in our consolidated financial statements since we share control equally in the joint venture. Operating results for this joint venture are reported in the “Equity in Net Income of Affiliates” line.

Our directory segment operating income margin was 53.1% in the second quarter of 2005, compared to 54.8% in the second quarter of 2004 and 52.5% for the first six months of 2005 compared to 55.4% for the first six months of 2004. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues decreased $8, or 0.9%, in the second quarter and $17, or 0.9%, for the first six months of 2005. Revenues in the second quarter and for the first six months of 2005 decreased primarily as a result of decreased demand for local Yellow Pages advertising which was partially offset by an increase in national Yellow Pages and internet revenue. Internet advertising revenues increased $9 in the second quarter and $17 for the first six months of 2005. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $13, or 5.9%, in the second quarter and $26, or 5.8%, for the first six months of 2005. The increase is primarily the result of increased costs for employee benefits, publishing and distribution of approximately $12 in the second quarter and $21 for the first six months of 2005.

Selling, general and administrative expenses were flat in the second quarter and increased $20, or 5.2%, for the first six months of 2005. The increases for the first six months are primarily due to higher employee benefit and salary costs of $13 and bad debt expense of $8. These increases were partially offset by decreases in contracted services and other expenses.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

International

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$2	$6	(66.7)%	$5	$11	(54.5)%
Total Segment Operating Expenses	4	6	(33.3)	11	18	(38.9)
Segment Operating Income (Loss)	(2)	-	-	(6)	(7)	14.3
Equity in Net Income of Affiliates	88	149	(40.9)	162	601	(73.0)
Segment Income	$86	$149	(42.3)%	$156	$594	(73.7)%

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

Segment operating revenues decreased $4, or 66.7%, in the second quarter and $6, or 54.5%, for the first six months of 2005 primarily due to lower management-fee revenues.

Segment operating expenses decreased $2, or 33.3%, in the second quarter and $7, or 38.9%, for the first six months of 2005 primarily due to lower employee costs resulting from fewer foreign-based employees.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2005	2004	2005	2004
América Móvil	$50	$21	$77	$60
Belgacom [1]	-	-	-	49
TDC [1]	-	48	-	328
Telkom[1]	-	39	-	73
Telmex	47	37	98	88
Other	(9)	4	(13)	3
International Equity in Net Income of Affiliates	$88	$149	$162	$601

1 Investment sold

Equity in net income of affiliates decreased $61, or 40.9%, in the second quarter and $439, or 73.0%, for the first six months of 2005, primarily due to income recorded in 2004 attributable to investments which were subsequently sold during 2004. Our results in 2005 did not include income recorded in 2004 from: Telkom of approximately $39 in the second quarter and $73 for the first six months; TDC A/S (TDC) of $48 in the second quarter and $328 for the first six months (including the 2004 gain of $235 from TDC’s sale of its interest in Belgacom); and Belgacom of $49 for the first six months.

During the second quarter of 2005 our equity investments in Mexico (América Móvil and Telmex) reported better results primarily due to lower financing costs. These investments also reported higher earnings reflecting improved operating results in the second quarter and for the first six months of 2005.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

RESULTS OF OPERATIONS - Continued

Other

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$56	$57	(1.8)%	$115	$117	(1.7)%
Total Segment Operating Expenses	52	83	(37.3)	60	83	(27.7)
Segment Operating Income (Loss)	4	(26)	-	55	34	61.8
Equity in Net Income (Loss) of Affiliates	94	220	(57.3)	(38)	360	-
Segment Income	$98	$194	(49.5)%	$17	$394	(95.7)%

Our other segment results in the second quarter and for the first six months of 2005 and 2004 primarily consist of corporate and other operations. Revenues decreased in the second quarter and for the first six months of 2005 primarily as a result of lower revenues from our paging subsidiary, which we entered into an agreement to sell in July 2005 for aproximately $15. Expenses decreased in the second quarter and for the first six months of 2005 as a result of various adjustments including intercompany billing that had an unfavorable impact in the second quarter of 2004 that did not recur in 2005. Substantially all of the equity in net income (loss) of affiliates represents the equity income (loss) from our investment in Cingular.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the FCC and state regulatory commissions have maintained many of the extensive regulatory requirements applicable to incumbent local exchange companies (ILECs), including our wireline subsidiaries, and imposed significant new regulatory requirements, including rules requiring us to unbundle our traditional network, in an effort to jump-start a specific definition of purported competition. However, over the past year, the FCC has begun to curtail and, in some cases, eliminate certain of these requirements in order to promote investment and deployment of next generation, broadband services and facilities, and in response to a series of federal court decisions that the FCC’s rules (in particular, those requiring ILECs to unbundle their networks) exceeded the FCC’s authority. For example, in February 2005, in response to a March 2004 decision by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), which overturned significant portions of the FCC’s third set of unbundling rules, including those mandating the availability of the UNE-P, the FCC released new rules that will eliminate the requirement that our wireline subsidiaries provide the UNE-P. Those new rules became effective March 11, 2005.

Set forth in the following paragraphs is a summary of the most significant developments in our regulatory environment during the second quarter of 2005. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Broadband In June 2005, the Supreme Court of the United States ruled that it was reasonable for the FCC to find that internet services provided by cable companies should be defined as “information services,” rather than “telecommunications services.” This decision preserves the FCC’s deregulatory framework for cable internet services because providers of information services do not have to comply with rules requiring them to lease lines to competitors or meet certain service standards and state public utility requirements. Following the Court’s decision, the Chairman of the FCC indicated that broadband services offered by telephone companies should be regulated in a similar manner to broadband services offered by cable companies, and has suggested that the FCC is working to adopt similar rules for both telephone companies and cable companies.

VoIP E911 Order In May 2005, the FCC required certain VoIP providers to include E911 capability in their VoIP services. E911 capability enables a subscriber to call public safety authorities (police, fire department, etc.) and have the subscriber’s telephone number and location automatically transmitted to those authorities. The FCC’s requirement applies to VoIP services that allow a user to send calls to a public switched telephone network (PSTN), including our wireline subsidiaries’ traditional networks, and receive calls from the PSTN.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

OTHER BUSINESS MATTERS

Pending Acquisition of AT&T

On January 30, 2005, we agreed to acquire AT&T Corp. (AT&T) using shares of SBC common stock. The transaction has been approved by the Board of Directors of each company and was also approved by the shareholders of AT&T on June 30, 2005. The transaction is subject to review by the DOJ and approval by the FCC and various other regulatory authorities. We expect the transaction to close by late 2005. We expect that the acquisition of AT&T will create overall net synergies, primarily from reduced costs, with a present value of more than $15,000. We expect that approximately 85 to 90 percent of the synergies will come from reduced costs in areas such as network operations and information technology, and from combining business services organizations and eliminating duplicative corporate functions. We expect that the acquisition will slow our revenue growth rate in the near term following the closing, but that the transaction will increase our earnings per share beginning in 2008.

In June 2005, we announced an agreement with WilTel to terminate the existing Master Alliance Agreement, Transport Services Agreement, Network Development and Operation Agreement and other associated agreements (Old SA) and to enter into a new Master Service Agreement (New SA). The New SA was effective as of June 15, 2005 and will expire on December 31, 2009, unless terminated earlier. The terms of the New SA are not contingent on the closing of our pending acquisition of AT&T. We recorded a pre-tax charge of approximately $236 in the second quarter of 2005 resulting from the fee to be paid to terminate the Old SA. The New SA allows us to immediately facilitate the planning for an efficient transition of services from WilTel’s network to AT&T’s network and for network diversity services to customers on both networks following the closing of the pending acquisition of AT&T.

We have agreed to spend a total of $600 over the three calendar years of 2005, 2006 and 2007, and a total of $75 over the two calendar years of 2008 and 2009, for services to be provided on WilTel’s network. We have purchased services valued at $120 during the first six months of 2005, resulting in an outstanding balance of $480 remaining for the three-year period. In addition, we are entitled to an $18 credit against services purchased during the remainder of 2005. If we fail to spend the required $600 or $75 during the respective designated periods, we will pay the amount of any deficiency and receive a credit equal to such amount to be used for future services. If we spend more than $600 during the initial three-year period, any excess will be credited toward the $75 commitment in the second period. In addition, we have agreed to pay up to $50 in incentive payments should WilTel achieve certain service performance goals during 2006 and 2007.

Project Lightspeed

We are continuing our efforts to develop a network capable of delivering a new generation of integrated IP video, super-high-speed broadband and VoIP services to our residential and small-business customers, which we refer to as Project Lightspeed. We have begun phased technical trials as well as deploying the fiber-to-the-premises portion of the network and began placing fiber for the fiber-to-the-node portion of the network in preparation for deployment. As part of our initial deployment, we expect to reach approximately 18 million households by the first half of 2008. We expect to provide in one limited market the first set of products, including IP video, in late 2005 or early 2006. Subject to successful results from this limited controlled launch and successful testing of our advanced IP video services, we then plan to enter additional markets in mid-2006.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

OTHER BUSINESS MATTERS - Continued

With respect to our IP video service, we continue to work with our vendors to develop, in a timely manner, the requisite technology. We also continue to negotiate with programming owners (e.g., movie studios and cable networks) for permission to offer existing television programs and movies and, if applicable, other new interactive services that we could offer in the future using advances in the IP technology we are testing. Our ability to provide an attractive and profitable video offering will depend in large part on the results of these efforts.

We believe that our planned deployment is subject to federal oversight as an “information service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP service should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. If the courts were to decide that state and local regulation were applicable to our Project Lightspeed services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $406 in cash and cash equivalents available at June 30, 2005. Cash and cash equivalents included cash of approximately $292, money market funds of $42 and other cash equivalents of $72. The decline in cash and cash equivalents of $354 since December 31, 2004 was due to cash used to meet the financing needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, repayment of debt, increased tax deposits and payments and the decrease in cash related to the payment of our liability associated with our discontinued operations. This decline was partially offset primarily by cash receipts from operations and cash received from Cingular. We discuss many of these factors in detail below.

Cash from Operating Activities

During the first six months of 2005 our primary source of funds was cash from operating activities of $5,040 as compared to $5,691 for the first six months of 2004. This decline was primarily due to increased tax payments of approximately $1,041 for the first six months of 2005 reduced by retirement benefit funding of $232 in 2004. The 2005 tax payments included amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments, which we consider to be a refundable deposit, to a certain state jurisdiction. These payments were made in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. For calendar year 2005, we do not expect our cash payments for taxes to exceed our reported income tax expense.

During the first six months of 2004 our primary sources of funds were cash from operating activities of $5,691 and proceeds of $5,179 primarily from the sale of non-strategic international investments.

Cash from Investing Activities

For the first six months of 2005, cash used for investing activities consisted of:

•	$2,329 in construction and capital expenditures; and
•	$169 related to the acquisition of Yantra Corp., a provider of distributed order management and supply chain fulfillment solutions.

Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 8.6% for the first six months of 2005 as compared to the same period in 2004. In response to an improving federal regulatory environment and competition, we announced our Project Lightspeed initiative (see “Other Business Matters”) and expect to spend approximately $4,000 through 2008 in deployment costs and $1,000 in customer-activation capital expenditures beginning in 2006 through the first half of 2008. We expect total capital spending for 2005 to be at the low end of our targeted range of $5,400 to $5,700, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, Project Lightspeed and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The international segment should be self-funding as it consists

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES - Continued

substantially of equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

For the first six months of 2005, cash provided by our investing activities consisted of:

•	approximately $1,182 in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details;
•	$98 related to maturities of other held-to-maturity securities, which have maturities greater than 90 days;
•	$86 primarily from the sale of shares of Amdocs, Yahoo and the sale of our entire interest in SpectraSite; and
•	$37 related to the repayment of a note receivable from an international investment.

Cash from Financing Activities

We paid cash dividends of $2,130 for the first six months of 2005 compared to $2,069 for the first six months of 2004. The $61 increase was due to an increase in the regular quarterly dividend from $0.3125 to $0.3225 per share approved by our Board of Directors in December 2004. On June 24, 2005, our Board of Directors declared a second quarter dividend of $0.3225 per share, which was paid on August 1, 2005. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of SBC and long-term growth opportunities. All dividends remain subject to approval by our Board of Directors.

During the first half of 2005 we used our available excess cash primarily to reduce our debt levels. In the first six months of 2005 we repaid $1,037 of our long-term debt maturities, of which approximately $786 related to debt maturities with interest rates ranging from 6.25% to 9.50%; $238 related to the exercise of a put on our 5.95% notes originally maturing in 2038; and $13 related to scheduled principal payments on other debt. Funds from operations were primarily used to repay these notes.

In July 2005, we redeemed approximately $809 of callable debt primarily by issuing commercial paper and with cash from operations. Additionally, we will repay $300 of long-term debt scheduled to mature for the remainder of 2005 with cash from operations. For the second half of 2005, we expect to shift our emphasis on using available excess cash from reducing our long-term debt to examining opportunities to repurchase shares of SBC common stock under our repurchase program.

Our consolidated commercial paper borrowings totaled approximately $3,515 at June 30, 2005. All of these commercial paper borrowings are due within 90 days.

In June 2005, a subsidiary of SBC received proceeds of approximately $234 from a registered offering of 10,000,000 shares of SBC’s common stock.

We have a 3-year credit agreement totaling $6,000 with a syndicate of banks, which expires on October 18, 2007. Advances under this agreement may be used for general corporate purposes, including support of commercial

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES - Continued

paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We are in compliance with all covenants under the agreement. We had no borrowings outstanding under committed lines of credit as of June 30, 2005.

At June 30, 2005, our debt ratio was 38.3% compared to our debt ratio of 31% at June 30, 2004. The increase was primarily due to additional debt of $8,750 we issued in the fourth quarter of 2004 to fund our portion of Cingular’s acquisition of AT&T Wireless.

In December 2003, our Board of Directors authorized the repurchase of up to 350 million shares of SBC common stock; this authorization expires at the end of 2008. During the second quarter of 2005, we repurchased 10 million shares at a cost of approximately $235.

Pending Acquisition of AT&T

On January 30, 2005, we agreed to acquire AT&T in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock (equivalent to approximately 19% of SBC’s outstanding shares as of June 30, 2005). In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC common stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. After the acquisition, AT&T will be a wholly owned subsidiary of SBC. The transaction has been approved by the Board of Directors of each company and was also approved on June 30, 2005 by the shareholders of AT&T. The transaction is subject to review by the DOJ and approval by the FCC and various other regulatory authorities. We expect the transaction to close by late 2005. See “Other Business Matters” for more details.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES - Continued

Cingular

Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offer Rate) plus 0.05% and may be renewed annually upon agreement of the parties. In June 2005 this agreement was renewed through July 31, 2007. This agreement includes a provision for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. During the first six months of 2005, we received net repayments totaling approximately $1,182 from Cingular in accordance with the terms of this revolving credit agreement. Our share of advances to Cingular related to this revolving credit agreement was approximately $0 at June 30, 2005 and $1,002 at December 31, 2004 and was reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet.

The remaining $180 of Cingular’s revolving credit repayments, mentioned above, for the first six months of 2005 were applied as a reduction to our shareholder loan to Cingular, which totaled approximately $5,675 at June 30, 2005 and $5,855 at December 31, 2004. In July 2005, we received additional net repayments totaling approximately $1,179 from Cingular in accordance with the terms of this revolving credit agreement. Since there were no outstanding amounts due under this agreement, this $1,179 was also applied as a reduction on our shareholder loan to Cingular in July 2005.

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will require substantial amounts of capital over the next several years. Cingular expects to fund its capital requirements for at least the next 12 months from existing cash balances, cash generated from operations and, if necessary, drawing under the revolving credit agreement with us and BellSouth, mentioned previously. As of June 30, 2005, Cingular has spent $3,159 primarily for GSM/GPRS/EDGE network upgrades with cash from operations, dispositions and, as needed, the revolving credit agreement mentioned previously.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2005, we had interest rate swaps with a notional value of $4,250 and a fair value of approximately $106.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2005.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•	Adverse economic changes in the markets served by us or in countries in which we have significant investments.
•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.
•

Increases in our benefit plans’ costs including increases due to adverse changes in the U.S. securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends.

•

The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, availability and pricing of unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).

•

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

•	Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.
•

Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies (e.g., cable, wireless and VoIP) and UNE-P requirements, and to maintain capital expenditures.

•	The extent of competition in our 13-state area and the resulting pressure on access line totals and wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireline and wireless markets.
•

The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and adverse regulatory and legislative actions, including state regulatory proceedings relating to UNE-Ps and nonregulation of comparable alternative technologies (e.g., VoIP).

•

The timing, extent and cost of deployment of our Project Lightspeed broadband initiative, the development of attractive and profitable service offerings, the extent to which regulatory, franchise fees and build-out requirements apply to this initiative and the availability and reliability of the various technologies required to provide such offerings.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•

The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations; and the resolution of disputes with any taxing jurisdictions.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - Continued

•

The impact of the wireless joint venture with BellSouth, known as Cingular, including marketing and product-development efforts, customer acquisition and retention costs, access to additional spectrum, network upgrades, technological advancements, industry consolidation including the acquisition of AT&T Wireless and availability and cost of capital.

•	Cingular’s failure to achieve, in the amounts and within the timeframe expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless.
•

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

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not mentioned here, also could materially impact our future earnings.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the second quarter of 2005, non-employee directors acquired from SBC shares of common stock pursuant to SBC’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of SBC shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into SBC shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. During this period, an aggregate of 68,080 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $23.38 to $23.80, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)

Issuer Equity Repurchases – In December 2003, our Board of Directors authorized the repurchase of up to 350 million shares of SBC common stock; this authorization expires at the end of 2008. As part of this program, during the second quarter of 2005, we repurchased 10 million shares at a cost of approximately $235, as shown below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 29, 2005 – April 30, 2005	2,500,000	$ 23.30	2,500,000	330,250,000
May 2, 2005 – May 4, 2005	7,500,000	$ 23.56	7,500,000	322,750,000
Total	10,000,000	$ 23.49	10,000,000	322,750,000

SBC COMMUNICATIONS INC.

JUNE 30, 2005

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

(a)

The annual meeting of the stockholders of SBC Communications Inc. (SBC) was held on April 29, 2005, in San Antonio, Texas. Stockholders representing 2,740,587,249, or 82.96%, of the common shares outstanding as of the March 1, 2005 record date were present in person or were represented at the meeting by proxy.

(b)	At the meeting, holders of common shares voted as indicated below to elect the following persons to the Board of Directors for a one-year term:

DIRECTOR	SHARES FOR	SHARES WITHHELD*
Edward E. Whitacre Jr.	2,607,583,080	133,004,169
Gilbert F. Amelio	2,635,763,699	104,823,550
August A. Busch III	2,570,269,662	170,317,587
Martin K. Eby, Jr.	2,626,863,207	113,724,042
James A. Henderson	2,629,753,067	110,834,182
Charles F. Knight	2,626,484,442	114,102,807
Lynn M. Martin	2,631,876,705	108,710,544
John B. McCoy	2,634,426,468	106,160,781
Mary S. Metz	2,634,701,672	105,885,577
Toni Rembe	2,566,908,773	173,678,476
S. Donley Ritchey	2,634,806,896	105,780,353
Joyce M. Roche	2,636,346,837	104,240,412
Laura D’Andrea Tyson	2,637,574,188	103,013,061
Patricia P. Upton	2,628,743,891	111,843,358

*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting which were not voted for such director or directors.

In addition, the following two directors retired from the Board of Directors at the Annual Meeting:

Clarence C. Barksdale
The Honorable William P. Clark

(c)

Stockholders ratified the appointment of Ernst & Young LLP as independent auditors of SBC for the year ended December 31, 2005. The vote was 2,652,218,492 FOR and 55,839,717 AGAINST, with 32,529,040 shares ABSTAINING.

(d)

Stockholders approved the creation of a new stock purchase and deferral plan for SBC managers that replaces a similar plan created in 1991. The vote was 2,087,929,830 FOR and 126,214,080 AGAINST, with 47,793,009 ABSTAINING.

(e)

Stockholders defeated a proposal seeking additional disclosure by the company of its corporate political contributions. The vote was 257,197,550 FOR and 1,800,373,769 AGAINST, with 204,365,600 ABSTAINING.

SBC COMMUNICATIONS INC.

JUNE 30, 2005

(f)	Stockholders defeated a proposal requesting a review of executive compensation. The vote was 266,455,867 FOR and 1,828,018,350 AGAINST, with 167,462,702 ABSTAINING.

(g)

Stockholders defeated a proposal calling for adoption of a performance and time-based restricted share grant program for senior executives. The vote was 381,505,141 FOR and 1,814,595,780 AGAINST, with 65,835,998 ABSTAINING.

(h)

Stockholders approved a proposal that would require a simple majority vote for matters put to a vote of SBC stockholders. The vote was 1,371,171,459 FOR and 823,202,525 AGAINST, with 67,562,935 ABSTAINING.

Item 6. Exhibits

Exhibits identified in parenthesis below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-bb	Amended And Restated Revolving Credit Agreement with Cingular Wireless LLC
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SBC Communications Inc.

August 4, 2005	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President

and Chief Financial Officer