Form 10-Q
period 2005-09-30
SBC COMMUNICATIONS INC
filed 2005-11-04
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes No X

At October 31, 2005, common shares outstanding were 3,281,287,763.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues
Voice	$4,929	$5,286	$14,989	$15,704
Data	3,009	2,733	8,830	8,107
Long-distance voice	949	865	2,772	2,429
Directory advertising	961	948	2,856	2,869
Other	472	460	1,449	1,391
Total operating revenues	10,320	10,292	30,896	30,500
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	4,352	4,319	13,176	12,902
Selling, general and administrative	2,203	2,386	7,247	7,244
Depreciation and amortization	1,803	1,889	5,437	5,700
Total operating expenses	8,358	8,594	25,860	25,846
Operating Income	1,962	1,698	5,036	4,654
Other Income (Expense)
Interest expense	(349)	(238)	(1,051)	(705)
Interest income	82	140	291	376
Equity in net income of affiliates	219	210	342	1,171
Other income (expense) – net	(70)	45	11	862
Total other income (expense)	(118)	157	(407)	1,704
Income Before Income Taxes	1,844	1,855	4,629	6,358
Income taxes	598	610	1,498	2,067
Income From Continuing Operations	1,246	1,245	3,131	4,291
Income From Discontinued Operations, net of tax	-	849	-	908
Net Income	$1,246	$2,094	$3,131	$5,199
Earnings Per Common Share:
Income From Continuing Operations	$0.38	$0.38	$0.95	$1.30
Net Income	$0.38	$0.63	$0.95	$1.57
Earnings Per Common Share - Assuming Dilution:
Income From Continuing Operations	$0.38	$0.38	$0.95	$1.29
Net Income	$0.38	$0.63	$0.95	$1.57
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	3,296	3,314	3,300	3,311
Dividends Declared Per Common Share	$0.3225	$0.3125	$0.9675	$0.9375

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2005	2004
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$433	$760
Accounts receivable – net of allowances for
uncollectibles of $832 and $881	5,229	5,480
Prepaid expenses	1,132	746
Deferred income taxes	555	566
Other current assets	753	989
Total current assets	8,102	8,541
Property, plant and equipment – at cost	138,139	136,177
Less: accumulated depreciation and amortization	89,699	86,131
Property, Plant and Equipment – Net	48,440	50,046
Goodwill	1,723	1,625
Investments in Equity Affiliates	1,828	1,798
Investments in and Advances to Cingular Wireless	31,117	33,687
Other Assets	12,894	13,147
Total Assets	$104,104	$108,844

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$5,386	$5,734
Accounts payable and accrued liabilities	9,205	10,038
Accrued taxes	2,645	1,787
Dividends payable	1,060	1,065
Liabilities of discontinued operations	-	310
Total current liabilities	18,296	18,934
Long-Term Debt	17,822	21,231
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	14,941	15,621
Postemployment benefit obligation	9,340	9,076
Unamortized investment tax credits	171	188
Other noncurrent liabilities	3,355	3,290
Total deferred credits and other noncurrent liabilities	27,807	28,175

Stockholders’ Equity
Common shares issued ($1 par value)	3,433	3,433
Capital in excess of par value	13,001	13,350
Retained earnings	28,742	28,806
Treasury shares (at cost)	(4,418)	(4,535)
Additional minimum pension liability adjustment	(190)	(190)
Accumulated other comprehensive income	(389)	(360)
Total stockholders’ equity	40,179	40,504
Total Liabilities and Stockholders’ Equity	$104,104	$108,844

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Nine months ended
	September 30,
	2005	2004
Operating Activities
Net income	$3,131	$5,199
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,437	5,700
Undistributed earnings from investments in equity affiliates	(285)	(856)
Provision for uncollectible accounts	561	549
Amortization of investment tax credits	(17)	(22)
Deferred income tax (benefit) expense	(315)	1,596
Net gain on sales of investments	(104)	(900)
Income from discontinued operations, net of tax	-	(908)
Retirement benefit funding	-	(2,232)
Changes in operating assets and liabilities:
Accounts receivable	(309)	(75)
Other current assets	(249)	5
Accounts payable and accrued liabilities	73	(1,104)
Stock-based compensation tax benefit	(3)	(2)
Other - net	463	583
Total adjustments	5,252	2,334
Net Cash Provided by Operating Activities	8,383	7,533
Investing Activities
Construction and capital expenditures	(3,743)	(3,462)
Receipts from (investments in) affiliates – net	2,603	-
Purchases of held-to-maturity securities	-	(134)
Maturities of held-to-maturity securities	98	393
Dispositions	126	5,283
Acquisitions	(169)	(9)
Proceeds from note repayment	37	50
Net Cash (Used in) Provided by Investing Activities	(1,048)	2,121
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(1,656)	(610)
Issuance of long-term debt	-	1,487
Repayment of long-term debt	(2,123)	(623)
Purchase of treasury shares	(742)	-
Issuance of treasury shares	362	151
Dividends paid	(3,196)	(3,105)
Stock-based compensation tax benefit	3	2
Net Cash Used in Financing Activities	(7,352)	(2,698)
Net increase (decrease) in cash and cash equivalents from continuing operations	(17)	6,956
Net increase (decrease) in cash and cash equivalents from discontinued operations	(310)	1,528
Net increase (decrease) in cash and cash equivalents	(327)	8,484
Cash and cash equivalents beginning of year	760	4,806
Cash and Cash Equivalents End of Period	$433	$13,290
Cash paid during the nine months ended September 30 for:
Interest	$1,198	$821
Income taxes, net of refunds	$1,535	$174

See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Nine months ended
	September 30, 2005
	Shares	Amount
Common Stock
Balance at beginning of year	3,433	$3,433
Balance at end of period	3,433	$3,433

Capital in Excess of Par Value
Balance at beginning of year		$13,350
Issuance of shares		(317)
Stock based compensation		(32)
Balance at end of period		$13,001

Retained Earnings
Balance at beginning of year		$28,806
Net income ($0.95 per share)		3,131
Dividends to stockholders ($0.97 per share)		(3,191)
Other		(4)
Balance at end of period		$28,742

Treasury Shares
Balance at beginning of year	(132)	$(4,535)
Purchase of shares	(31)	(742)
Issuance of shares	18	859
Balance at end of period	(145)	$(4,418)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(190)
Balance at end of period		$(190)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(360)
Other comprehensive income (loss) (see Note 2)		(29)
Balance at end of period		$(389)
See Notes to Consolidated Financial Statements.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

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

Stock-Based Compensation – In September 2005, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”

We adopted FAS 123(R) using the “modified retrospective” method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. The modified retrospective method also allowed companies to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior years for which FAS 123 was effective. See Note 7 for a detailed discussion of our stock-based compensation and our adoption of FAS 123(R).

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Conditional Asset Retirement Obligations – During the first quarter of 2005, the FASB issued FASB Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement 143” (FIN 47). Under the provisions of FIN 47, companies must accrue legally mandated costs to dispose of assets that are triggered by a future conditional action. This modifies FASB Statement 143, “Accounting for Asset Retirement Obligations” (FAS 143) which required accrual of costs only when removal and disposal were legally required. For example, assume there are specific disposal requirements for an asset once it is physically removed from service, but there is no legal requirement to remove the asset from service. Under FAS 143, nothing would have been accrued for disposal at time of purchase. Under FIN 47, the cost of disposal would be accrued at the time of purchase, but not the cost of removal as it is the removal activity that triggers the required disposal. Any liability accrued would be offset by an increase in the value of the asset. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt FIN 47 in the fourth quarter of 2005 and are currently studying the effects it will have on our financial statements which we do not expect to be material.

Reclassifications – We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, including those related to our discontinued operations (see Note 8).

Income Taxes – Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both the federal and state levels.

Our income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) and state taxing authorities. The IRS has completed field examinations for all tax years through 1999. The IRS has issued assessments challenging the timing and amounts of various deductions for the 1997-1999 period. We paid the taxes on these assessments and filed refund claims, which the IRS has denied. We are working with the IRS and expect to settle almost all claims in the fourth quarter of 2005. Additionally, the IRS is expected to complete fieldwork for the 2000-2002 period during 2005. These two items, the 1997-1999 settlement and the completion of the 2000-2002 audit fieldwork, are not expected to have an adverse impact on the financial statements.

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets which gave rise to the credits.

Cash Equivalents – Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. At September 30, 2005, we held $235 in cash, $103 in money market funds and $95 in other cash equivalents.

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

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

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

We recognize revenues and expenses related to publishing directories on the amortization method which recognizes revenues and expenses ratably over the life of the directory title, which is typically 12 months.

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

Goodwill – Goodwill represents the excess of consideration paid over net assets acquired in business combinations. Goodwill is not amortized, but is tested annually for impairment. During 2005, our goodwill increased $98 due to an acquisition by our consolidated subsidiary Sterling Commerce, Inc.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2005 and 2004 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges. The foreign currency translation adjustment is due to exchange rate fluctuations in our foreign affiliates’ local currencies. These were principally the currencies of Mexico in the third quarter and for the first nine months of 2005, as well as the third quarter of 2004 which was offset by exchange fluctuations in South Africa. Foreign currency translation adjustments were primarily in the currency of Denmark for the first nine months of 2004. The reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,246	$2,094	$3,131	$5,199
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2)	4	28	(207)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	2	(4)	(21)	94
Less reclassification adjustment realized in net income	(4)	(32)	(37)	(172)
Reclassification adjustment for losses on
cash flow hedges included in net income	2	(182)	3	(172)
Other	(2)	-	(2)	-
Other comprehensive income (loss)	(4)	(214)	(29)	(457)
Total comprehensive income	$1,242	$1,880	$3,102	$4,742

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for income from continuing operations for the three and nine months ended September 30, 2005 and 2004 is shown in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$1,246	$1,245	$3,131	$4,291
Dilutive potential common shares:
Other stock-based compensation	5	2	8	6
Numerator for diluted earnings per share	$1,251	$1,247	$3,139	$4,297
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,296	3,314	3,300	3,311
Dilutive potential common shares:
Stock options	-	2	1	2
Other stock-based compensation	10	9	10	11
Denominator for diluted earnings per share	3,306	3,325	3,311	3,324
Basic earnings per share
Income from continuing operations	$0.38	$0.38	$0.95	$1.30
Income from discontinued operations	-	0.25	-	0.27
Net income	$0.38	$0.63	$0.95	$1.57
Diluted earnings per share
Income from continuing operations	$0.38	$0.38	$0.95	$1.29
Income from discontinued operations	-	0.25	-	0.28
Net income	$0.38	$0.63	$0.95	$1.57

At September 30, 2005, we had issued and outstanding options to purchase approximately 202 million shares of SBC common stock. The exercise prices of options to purchase a weighted average of 191 million shares in the third quarter and 195 million shares for the first nine months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At September 30, 2005, the exercise prices of 12 million share options were below market price. Of these options, 7 million will expire by the end of 2007.

At September 30, 2004, we had issued and outstanding options to purchase approximately 223 million shares of SBC common stock. The exercise prices of options to purchase a weighted average of 192 million shares in the third quarter and 193 million shares for the first nine months exceeded the average market price of SBC stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

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

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In February 2005, we announced we were recording a charge against fourth-quarter 2004 results to reflect the correction of an error relating to the lease accounting practices of Cingular. Cingular’s 2004 results have also been restated to conform the presentation of various state gross receipts taxes and other fees to the current year. Because Cingular restated previous financial results, we have reflected those adjustments in Cingular’s 2004 results recorded in the following table. However, due to the immateriality of those adjustments to the financial position of SBC, we did not adjust our presentation of equity in net income of affiliates in the third quarter and for the first nine months of 2004, which is reflected in the “Other” segment. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes our directory continuing operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of a directory title, typically 12 months. Results for 2004 presented in this segment have been restated to reflect the September 2004 sale of our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley Corporation (Donnelley) (see Note 8) and a reclassification of operating expenses to conform the presentation of sales agency commission within our directory segment. In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth Corporation (BellSouth) and purchased the online directory provider YellowPages.com (YPC). Our portion of the results from YPC is recorded in this segment as equity in net income of affiliates.

Our international segment includes all investments with primarily international operations. The other segment includes results from paging services, all corporate and other operations as well as the Cingular equity income, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory, International and Other columns represent the segment results of each such operating segment. The Wireline column includes revenues from services sold to Cingular of $220 in the third quarter and $607 for the first nine months

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

of 2005 and $151 in the third quarter and $436 for the first nine months of 2004 (see Note 5). Since we account for Cingular using the equity method of accounting, these revenues are not eliminated upon consolidation and as such, remain in consolidated revenue. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2005
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$9,342	$8,746	$917	$3	$58	$-	$(8,746)	$10,320
Intersegment revenues	10	-	15	-	-	(25)	-	-
Total segment operating revenues	9,352	8,746	932	3	58	(25)	(8,746)	10,320
Operations and support expenses	6,106	6,548	425	2	48	(26)	(6,548)	6,555
Depreciation and amortization expenses	1,775	1,541	1	-	26	1	(1,541)	1,803
Total segment operating expenses	7,881	8,089	426	2	74	(25)	(8,089)	8,358
Segment operating income	1,471	657	506	1	(16)	-	(657)	1,962
Interest expense	-	304	-	-	-	349	(304)	349
Interest income	-	8	-	-	-	82	(8)	82
Equity in net income (loss) of affiliates	-	1	-	85	134	-	(1)	219
Other income (expense) – net	-	(36)	-	-	-	(70)	36	(70)
Segment income before income taxes	$1,471	$326	$506	$86	$118	$(337)	$(326)	$1,844

For the nine months ended September 30, 2005
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$27,992	$25,584	$2,723	$8	$173	$-	$(25,584)	$30,896
Intersegment revenues	26	-	63	-	-	(89)	-	-
Total segment operating revenues	28,018	25,584	2,786	8	173	(89)	(25,584)	30,896
Operations and support expenses	19,142	19,464	1,301	13	56	(89)	(19,464)	20,423
Depreciation and amortization expenses	5,355	4,845	4	-	78	-	(4,845)	5,437
Total segment operating expenses	24,497	24,309	1,305	13	134	(89)	(24,309)	25,860
Segment operating income	3,521	1,275	1,481	(5)	39	-	(1,275)	5,036
Interest expense	-	968	-	-	-	1,051	(968)	1,051
Interest income	-	44	-	-	-	291	(44)	291
Equity in net income (loss) of affiliates	-	4	(1)	247	96	-	(4)	342
Other income (expense) – net	-	(76)	-	-	-	11	76	11
Segment income before income taxes	$3,521	$279	$1,480	$242	$135	$(749)	$(279)	$4,629

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2004
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$9,306	$4,292	$914	$6	$66	$-	$(4,292)	$10,292
Intersegment revenues	8	-	21	-	-	(29)	-	-
Total segment operating revenues	9,314	4,292	935	6	66	(29)	(4,292)	10,292
Operations and support expenses	6,368	3,259	381	1	(16)	(29)	(3,259)	6,705
Depreciation and amortization expenses	1,857	573	2	-	30	-	(573)	1,889
Total segment operating expenses	8,225	3,832	383	1	14	(29)	(3,832)	8,594
Segment operating income	1,089	460	552	5	52	-	(460)	1,698
Interest expense	-	200	-	-	-	238	(200)	238
Interest income	-	1	-	-	-	140	(1)	140
Equity in net income (loss) of affiliates	-	(98)	-	112	98	-	98	210
Other income (expense) – net	-	(21)	-	-	-	45	21	45
Segment income before income taxes	$1,089	$142	$552	$117	$150	$(53)	$(142)	$1,855

For the nine months ended September 30, 2004
						Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	International	Other	and Elimination	Elimination	Results
Revenues from external customers	$27,558	$12,446	$2,742	$17	$183	$-	$(12,446)	$30,500
Intersegment revenues	23	-	64	-	-	(87)	-	-
Total segment operating revenues	27,581	12,446	2,806	17	183	(87)	(12,446)	30,500
Operations and support expenses	18,981	9,074	1,211	19	22	(87)	(9,074)	20,146
Depreciation and amortization expenses	5,618	1,691	7	-	75	-	(1,691)	5,700
Total segment operating expenses	24,599	10,765	1,218	19	97	(87)	(10,765)	25,846
Segment operating income	2,982	1,681	1,588	(2)	86	-	(1,681)	4,654
Interest expense	-	597	-	-	-	705	(597)	705
Interest income	-	3	-	-	-	376	(3)	376
Equity in net income (loss) of affiliates	-	(301)	-	713	458	-	301	1,171
Other income (expense) – net	-	(86)	-	-	-	862	86	862
Segment income before income taxes	$2,982	$700	$1,588	$711	$544	$533	$(700)	$6,358

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. TRANSACTIONS WITH CINGULAR

We and BellSouth, the two owners of Cingular, have each made a subordinated loan to Cingular (shareholder loans). Our shareholder loan to Cingular totaled approximately $4,250 at September 30, 2005 and $5,855 at December 31, 2004, reflecting repayments by Cingular under the revolving credit agreement discussed below. This loan bears interest at an annual rate of 6.0% and matures in June 2008. We earned interest income on this loan of $74 in the third quarter and $248 for the first nine months of 2005 and $90 in the third quarter and $266 for the first nine months of 2004.

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

Our share of advances to Cingular under the revolving credit is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets and totaled $0 at September 30, 2005 and $1,002 at December 31, 2004. Under the revolving credit agreement we received net repayments from Cingular totaling $1,425 in the third quarter and $2,607 for the first nine months of 2005. Under the terms of the agreement, these amounts were applied first to reduce the outstanding amount of advances previously made to Cingular, of which there was none in the third quarter and approximately $1,002 for the first nine months. The remaining net repayments were applied to reduce the balance of our shareholder loan to Cingular by $1,425 in the third quarter and $1,605 for the first nine months of 2005.

In May 2005, we transferred wireless properties to Cingular to settle a liability related to the formation of Cingular. This transfer resulted in a decrease of approximately $35 to our “Investment in Cingular” account.

In August 2005, we purchased wireless services communications licenses from Cingular for $20 for use with fixed wireless broadband.

We generated revenues of $220 in the third quarter and $607 for the first nine months of 2005 and $151 in the third quarter and $436 for the first nine months of 2004 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through SBC sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income of affiliates” line in our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit programs. We also provide certain medical, dental and life insurance benefits to certain retired employees under various programs and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2005.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Pension cost:
Service cost – benefits earned during the period	$197	$206	$589	$618
Interest cost on projected benefit obligation	403	411	1,210	1,232
Expected return on assets	(636)	(673)	(1,908)	(2,013)
Amortization of prior service cost and transition asset	47	47	140	142
Recognized actuarial loss	39	11	118	33
Net pension cost	$50	$2	$149	$12

Postretirement benefit cost:
Service cost – benefits earned during the period	$95	$97	$290	$285
Interest cost on accumulated postretirement
benefit obligation	355	379	1,077	1,117
Expected return on assets	(189)	(161)	(567)	(540)
Amortization of prior service benefit	(90)	(80)	(254)	(268)
Recognized actuarial loss	110	117	329	353
Postretirement benefit cost	$281	$352	$875	$947

Combined net pension and postretirement cost	$331	$354	$1,024	$959

Our combined net pension and postretirement cost decreased approximately $23 in the third quarter and increased $65 for the first nine months of 2005. The third quarter decrease reflects the second-quarter 2005 changes we made in our management medical coverage.

In January 2004, the majority of nonmanagement retirees were informed of medical coverage changes. Concurrent with our second-quarter 2004 bargaining agreement with the Communications Workers of

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

America, we also modified our nonmanagement retiree benefits. Because this modification of nonmanagement retiree medical coverage changes occurred in the second quarter of 2004 it affected only our first-quarter 2005 results on a comparative basis. Our combined pension and postretirement cost increased approximately $50 due to this contract modification for the first nine months of 2005 when compared to the first nine months of 2004.

Included in “Postemployment benefit obligation” on our Consolidated Balance Sheet at December 31, 2004 were phone concessions for out-of-region employees. The out-of-region phone concession, which is not part of the pension plan and not subject to ERISA, allowed for out-of-region retirees to receive reimbursements for phone services provided by a carrier other than SBC. During the second quarter of 2005 we notified certain out-of-region retirees of changes which allowed us to reduce this obligation by approximately $37 in the second quarter. During the third quarter of 2005, we notified the remaining out-of-region retirees and recorded an additional reduction of approximately $59 in the third quarter.

NOTE 7. STOCK-BASED COMPENSATION

In September 2005, we adopted FAS 123(R) with an effective date of January 1, 2005, which is a revision of FAS 123. FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”

We adopted FAS 123(R) using the “modified retrospective” method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. The modified retrospective method also allowed companies to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior years for which FAS 123 was effective. Accordingly, we have adjusted our December 31, 2004 Consolidated Balance Sheet to increase “Capital in excess of par value” and decrease “Retained earnings” by $546.

We had previously adopted the fair-value-based method of accounting for share-based payments allowed under FAS 123 effective January 1, 2002, using the retroactive restatement method of adoption described in FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This included restatement of results from January 1, 2000 forward, as those were the years for which audited income statements were included in the 2002 SBC Annual Report. Upon adoption of FAS 123(R), because we elected to use the modified retrospective method, we also restated results for 1995 through 1999 for the effects on our equity. We will continue to use the Black-Scholes option-pricing model to estimate the fair value of stock options granted to employees.

By using the modified retrospective method to adopt FAS 123(R), we increased the amount of excess tax benefits we had previously recorded on our Consolidated Balance Sheets. Our accounting under FAS 123(R) may affect our ability to fully realize the value shown on our balance sheet of deferred tax assets associated with compensation expense. Full realization of these deferred tax assets requires stock options to be exercised at a price equaling or exceeding the sum of the strike price plus the fair

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

value of the option at the grant date. The provisions of FAS 123(R) do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the current stock price of SBC common shares will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. However, to the extent that additional tax benefits have or will be generated in excess of the deferred taxes associated with compensation expense previously recognized, the potential future impact on income would be reduced.

As a result of adopting FAS 123(R), our income before income taxes increased by approximately $9 and our income from continuing operations and net income increased by $6 in the third quarter and for the first nine months of 2005. Adopting FAS 123(R) did not affect our income before income taxes, income from continuing operations and net income in the third quarter and for the first nine months of 2004. Our adoption of FAS 123(R) did not affect our basic and diluted earnings per share for any period reported.

When the tax deduction exceeds the compensation cost resulting from the exercise of options, a tax benefit is created. Prior to the adoption of FAS 123(R), we presented all such tax benefits as operating cash flows in our Consolidated Statement of Cash Flows. FAS 123(R) requires the cash flows resulting from such tax benefits to be classified as financing cash flows. Had we not adopted FAS 123(R), we would have classified excess tax benefits of $3 and $2 for the first nine months of 2005 and 2004, respectively, as operating cash inflows.

At September 30, 2005, we had various stock-based compensation plans, which are described below. The compensation cost recognized for those plans was approximately $34 in the third quarter and $103 for the first nine months of 2005 and $40 in the third quarter and $114 for the first nine months of 2004. The total income tax benefit recognized on the Consolidated Statements of Income for stock-based compensation arrangements was approximately $13 in the third quarter and $39 for the first nine months of 2005 and $15 in the third quarter and $43 for the first nine months of 2004.

Under our various plans, senior and other management and nonmanagement employees and nonemployee directors have received stock options, performance stock units and other nonvested stock units. Stock options issued through September 30, 2005 carry exercise prices equal to the market price of SBC stock at the date of grant and have maximum terms ranging from five to ten years. Beginning in 1994 and ending in 1999, certain Ameritech employees were awarded grants of nonqualified stock options with dividend equivalents. Depending upon the grant, vesting of stock options may occur up to five years from the date of grant, with most options vesting on a graded basis over three years (1/3 of the grant vests after one year, another 1/3 vests after two years and the final 1/3 vests after three years from the grant date). Performance stock units, which are nonvested stock units, are granted to key employees based upon the SBC stock price at the date of grant and are awarded in the form of common stock and cash at the end of a two- or three-year period, subject to the achievement of certain performance goals. Other nonvested stock units are valued at the market price of SBC stock at the date of grant and vest over a three- to five-year period. As of September 30, 2005, we were authorized to issue up to 81 million shares of stock (in addition to shares that may be issued upon exercise of outstanding options or upon vesting of performance stock units or other nonvested stock units) to officers, employees and directors pursuant to these various plans.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

We use an accelerated method of recognizing compensation cost for fixed awards with graded vesting, which essentially treats the grant as three separate awards, with vesting periods of 12, 24 and 36  months for those grants that vest over three years. As noted above, a majority of our options vest over three years, and for those we recognize approximately 61% of the associated compensation expense in the first year, 28% in the second year and the remaining 11% in the third year.

The compensation cost that has been charged against income for our stock-based compensation plans is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock option expense	$3	$18	$15	$60
Performance stock units	27	17	82	45
Mark-to-market effect on dividend equivalents	2	1	2	-
Other	2	4	4	9
Total	$34	$40	$103	$114

The estimated fair value of the options when granted is amortized to expense over the options’ vesting period. The fair value for these options was estimated at the date of grant based on the expected life of the option and historical exercise experience, using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	September 30,	December 31,
	2005	2004
Risk-free interest rate	4.15%	4.21%
Dividend yield	5.38%	5.00%
Expected volatility factor	22.47%	23.78%
Expected option life in years	8.0	7.0

A summary of option activity as of September 30, 2005, and changes during the period then ended, is presented below (shares in millions):

Options	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding at January 1, 2005	214	$37.46
Granted	3	23.96
Exercised	(6)	21.44
Forfeited or expired	(9)	38.45
Outstanding at September 30, 2005	202	$37.67	4.8	$16
Exercisable at September 30, 2005	195	$38.06	4.7	$15
[1]	Aggregate intrinsic value includes only those options with intrinsic value (options where the exercise price is below the market price).

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The weighted-average fair value of each option granted during the first nine months of 2005 and the year ended December 31, 2004 was $3.39 and $4.06. The total intrinsic value of options exercised during the first nine months of 2005 and the year ended December 31, 2004, was approximately $17 and $33.

A summary of the status of our nonvested stock units, which includes performance stock units, as of September 30, 2005 and changes during the period then ended is presented below (shares in millions):

Nonvested Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2005	10	$25.59
Granted	6	23.66
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2005	16	$24.84

As of September 30, 2005, there was approximately $171 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years. Nonvested stock units vest on the last day of the vesting period which is typically the last day of the year. Consequently, no shares have vested for the first nine months of 2005. The total fair value of shares vested during the year ended December 31, 2004 was approximately $24.

Cash received from option exercise under all stock-based payment arrangements for the nine months ended September 30, 2005 and 2004, was approximately $133 and $163. The actual tax benefit realized for the tax deductions from option exercise from these arrangements totaled approximately $7 and $7 for the nine months ended September 30, 2005 and 2004.

It is our policy to satisfy share option exercises using our treasury shares.

NOTE 8. DISCONTINUED OPERATIONS

In July 2004, we entered into an agreement to sell our interest in the directory advertising business in Illinois and northwest Indiana to Donnelley. In September 2004, we completed the sale and received net cash proceeds of approximately $1,397 and recorded a gain of approximately $1,357 ($827 net of tax).

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

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Summarized financial information for the Illinois and northwest Indiana directory advertising business is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Operating revenues	$-	$78	$-	$311
Operating income	-	35	-	132
Income taxes	-	13	-	51
Net income from operations	-	22	-	81
Gain on disposal, net of tax	-	827	-	827

At September 30, 2005 and December 31, 2004, the assets of the discontinued operations were $0. The liabilities of the discontinued operations were $0 at September 30, 2005 and $310 at December 31, 2004 and are presented separately under the caption “Liabilities of discontinued operations” on our Consolidated Balance Sheets. At December 31, 2004, the liabilities of $310 were primarily tax liabilities associated with the gain on the disposition. These liabilities were all paid in 2005, as reflected on the Consolidated Statements of Cash Flows.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 9. ACQUISITION OF AT&T

On January 30, 2005, we agreed to acquire AT&T Corp. (AT&T) in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock. In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. After the acquisition, AT&T will be a wholly owned subsidiary of SBC. The transaction has been approved by the Board of Directors of each company and was approved by the shareholders of AT&T on June 30, 2005. On October 27, 2005, the proposed SBC-AT&T merger received clearance from the U.S. Department of Justice (DOJ) after an exhaustive review of the merger’s potential impact on relevant product and geographic markets. The DOJ required divestiture (through 10-year indefeasible rights of use) of AT&T’s interest in fiber serving certain specified commercial buildings where SBC and AT&T were the only facilities-based providers. The DOJ found that there were no competitive concerns that would warrant precluding the merger from being completed. On October 31, 2005, the Federal Communications Commission also approved our acquisition of AT&T with conditions that were voluntarily proposed by SBC. The final order has not yet been released and the specific language describing the conditions are not available, but the conditions imposed on the merged company relate to: Unbundled Network Elements (UNE), DS1 and DS3 (high capacity transport services) and special access pricing; how to account for AT&T collocation arrangements; special access reporting; Internet backbone peering arrangements; Alaska-related concerns; and annual certifications. We do not expect these conditions to have a material impact on our financial statements. The transaction remains subject to review by the California Public Utilities Commission (CPUC). In October, two commissioners of the CPUC issued a proposed decision that concluded the transaction would generally have no adverse effect on competition (except to a limited extent in the special access market) and recommended approval of the merger with certain conditions. The CPUC is scheduled to vote on merger approval on November 18, 2005. We expect the transaction to close in late 2005.

Upon the closing, we will adopt the corporate name of AT&T, Inc.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

Throughout this document, SBC Communications Inc. is referred to as “we” or “SBC.” A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2004. In our tables throughout this section, percentage increases and decreases that equal or exceed 100% are not considered meaningful and are denoted with a dash. In addition, Cingular Wireless’ (Cingular) operating revenue and expense percentage increases and decreases are not considered meaningful, due to the fourth quarter 2004 acquisition of AT&T Wireless Services Inc. (AT&T Wireless), and are denoted with a dash.

Consolidated Results Our financial results in the third quarter and for the first nine months of 2005 and 2004 are summarized as follows:

Third Quarter	Nine-Month Period

Perc	ent	Perce	nt
	2005	2004	Chan	ge	2005	2004	Chan	ge

Operating revenues	$10,320	$10,292	0.3%		$30,896	$30,500	1.3%
Operating expenses	8,358	8,594	(2.7)		25,860	25,846	0.1
Operating income	1,962	1,698	15.5		5,036	4,654	8.2
Income before income taxes	1,844	1,855	(0.6)		4,629	6,358	(27.2)
Income from continuing operations	1,246	1,245	0.1		3,131	4,291	(27.0)
Income from discontinued
operations, net of tax	-	849	-		-	908	-

Net Income	1,246	2,094	(40.5)		3,131	5,199	(39.8)

Overview

Operating Income Our operating income increased $264, or 15.5%, in the third quarter and $382, or 8.2%, for the first nine months of 2005 and our operating income margin increased from 16.5% to 19.0% in the third quarter and from 15.3% to 16.3% for the first nine months. Our increased operating income and associated margins in the third quarter were caused primarily by our reduced operating expenses reflecting lower employee-related expenses. The increase in the nine-month period was driven by further growth in data and long-distance voice revenues reflecting our continued emphasis on our bundling strategy and the addition of new business customers, partially offset by a decline in our voice revenue as we continue to experience increasing competition.

The decline in voice revenue also reflects decreasing wholesale revenues from lines provided under Unbundled Network Element-Platform (UNE-P) rules (which include UNE-P replacement lines under commercial agreements), reflecting changes in UNE-P rules over the past two years (see “Competitive and Regulatory Environment”). During the 12-month transition period for the elimination of the UNE-P requirements (which ends in March 2006), we expect continued decreases in the number of UNE-P lines as competitors move to alternate arrangements to serve their customers or their customers choose an alternative technology. We could experience increased pressure on our operating revenues should a customer that was receiving service from a UNE-P provider switch to an alternative technology or

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

facilities-based competitor (a competitor with its own network). For a detailed discussion on UNE-P, see “December 2004 Unbundling Rules” in the Regulatory Developments section of our Annual Report for the year ended December 31, 2004.

Retail access lines continued to decline in the third quarter and for the first nine months of 2005 due to increased competition, as customers disconnected both primary and additional lines and began using wireless and, to a lesser extent, Voice over Internet Protocol (VoIP) technology and cable instead of phone lines for voice and data. This was also a contributing factor in the year-ago period. Retail access lines also declined for both periods due to customers disconnecting their additional lines when purchasing our broadband internet-access (DSL) services. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on a resale agreement or the UNE-P rules to offer service (i.e., one of our wholesale customers), we lose all revenue when a wireline customer shifts to an alternative technology such as cable, wireless or VoIP or a facilities-based competitor. However, when a customer signs up for Cingular service, our net income impact of the lost revenue is lessened because we own a 60% economic interest in Cingular (see Note 5). Increasing use of alternative technologies and facilities-based competition will continue to pressure our operating margins. Although retail access line losses have continued, the trend has slowed, reflecting in part our ability to offer retail nationwide long-distance service in all of our regions as well as the introduction of offerings combining multiple services for one fixed price (bundles).

Operating revenues Our operating revenues increased $28, or 0.3%, in the third quarter and $396, or 1.3%, for the first nine months of 2005. Our significant revenue impacts are listed below and discussed in greater detail in our “Wireline Segment Results” section.

•	Data revenues increased $276 in the third quarter and $723 for the first nine months, primarily driven by continued growth in DSL.
•

Long-distance voice revenues increased $84 in the third quarter and $343 for the first nine months, primarily driven by increased bundled sales of combined long-distance and local calling fixed-fee offerings.

These increases in data and long-distance voice revenues were partially offset by declines of $357 in the third quarter and $715 for the first nine months in voice revenues primarily resulting from the loss of retail access lines and lower prices due to increased competition. Our 2005 third-quarter and year-to-date voice revenue declines also reflect higher revenues of $60 in 2004 related to regulatory and other matters, including the California Public Utilities Commission’s (CPUC) September 2004 decision on UNE-P rates.

Operating expenses Our operating expenses decreased $236, or 2.7%, in the third quarter and increased $14, or 0.1%, for the first nine months of 2005. Our significant expense changes are listed below and discussed in greater detail in our “Wireline Segment Results” section.

•	Depreciation expense decreased approximately $86 in the third quarter and $263 for the first nine months of 2005.
•	Expenses decreased approximately $59 in the third quarter and $96 for the first nine months associated with changes in retiree out-of-region phone concessions. Out-of-region phone

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

concessions consisted of reimbursements made to retirees for phone services provided by a carrier other than SBC.

•	Combined net pension and postretirement cost decreased expenses approximately $23 in the third quarter and increased expenses $65 for the first nine months (see Note 6).

Our results for the first nine months of 2005 also reflect the following expense increases:

•	A charge of $236 in the second quarter of 2005 to terminate existing agreements with WilTel Communications (WilTel) increased expense for the first nine months.
•

Costs associated with equipment sales and related network integration services reflecting sales in the large-business market, and our co-branded SBC | DISH Network satellite TV service, which had more total customers than in the prior year, increased expenses approximately $231 for the first nine months.

•	Costs primarily associated with severe weather in our regions, including California, increased expenses approximately $100 for the first nine months.

Partially offsetting these increases for the first nine months of 2005 was the fact that we recorded second-quarter 2004 charges of approximately $263 associated with strike preparation and labor contract settlements.

Interest expense increased $111, or 46.6%, in the third quarter and $346, or 49.1%, for the first nine months of 2005. The increase is primarily due to our issuing additional debt of $8,750 in the fourth quarter of 2004 to finance our portion of Cingular’s purchase price for AT&T Wireless. In July 2005, we redeemed approximately $809 of callable debt and expensed unamortized discounts and fees of $17 in the third quarter.

Interest income decreased $58, or 41.4%, in the third quarter and $85, or 22.6%, for the first nine months of 2005. The decrease was primarily a result of a lower average investment balance in 2005 compared with 2004. In the fourth quarter of 2004 we used a significant amount of these investments to fund our portion of Cingular’s purchase price for AT&T Wireless.

Equity in net income of affiliates increased $9, or 4.3%, in the third quarter and decreased $829, or 70.8%, for the first nine months of 2005. In the third quarter, our proportionate share of Cingular’s results increased approximately $46, partially offset by a $27 decline in results from our international holdings. The decrease for the first nine months of 2005 was primarily due to a decline in results of approximately $466 from our international holdings and a $357 decline in our proportionate share of Cingular’s results.

The decrease to international holdings in the third quarter and for the first nine months was largely attributable to gains that occurred in 2004 and foregone equity income from our 2004 disposition of investments. Our international holdings are discussed in detail in our “International Segment Results” section.

The decline in our proportionate share of Cingular’s results reflects Cingular’s reduced margins due to its October 2004 purchase of AT&T Wireless and the associated purchase price adjustments and increased

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

amortization expense on intangibles acquired in the acquisition, and to a lesser extent, slowing customer and revenue growth as the wireless market matures. We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income (loss) of affiliates” line item in our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section. Our accounting for Cingular is described in more detail in Note 4.

Other income (expense) – net We had other expense of $70 in the third quarter and other income of $11 for the first nine months of 2005 as compared to other income of $45 in the third quarter and $862 for the first nine months of 2004. Results in the third quarter of 2005 primarily consisted of other expenses of $82 due to an increase in value of a third-party minority holder’s interest in an SBC subsidiary’s preferred stock and $21 due to a call premium on early debt retirement, partially offset by a gain of $24 on the sale of a lease partnership. Results in the third quarter of 2004 primarily consisted of a gain of $51 on the sale of shares of Amdocs Limited (Amdocs).

Other income for the first nine months of 2005 primarily included a gain of approximately $82 on the sale of shares of Amdocs, SpectraSite, Inc (SpectraSite) and Yahoo! (Yahoo), a gain of $24 from the sale of a lease partnership and gains of $24 related to the transfer of wireless properties to Cingular. These gains were partially offset by other expenses of $82 and $21 mentioned above and a charge of $21 related to the other-than-temporary decline in the value of various cost investments. Other income for the first nine months of 2004 primarily included a gain of approximately $832 on the sale of our investment in Belgacom S.A. (Belgacom), gains of $270 on the sale of shares of Amdocs and Yahoo and a gain of $57 on the sale of shares of Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil). These 2004 gains were partially offset by losses of approximately $191 on the sale of shares of TDC A/S (TDC), $68 on the sale of shares of Telkom S.A. Limited (Telkom) and $21 on the sale of another investment.

Income taxes decreased $12, or 2.0%, in the third quarter and $569, or 27.5%, for the first nine months of 2005. Our effective tax rate on continuing operations decreased to 32.4% in the third quarter of 2005 and 32.4% for the first nine months compared to rates of 32.9% and 32.5% for the same periods in 2004. The decrease in income taxes for the third quarter and the first nine months of 2005 was principally due to a decrease in income before income taxes, which, for the first nine months, was primarily the result of a decrease in “Equity in net income of affiliates” (see previous discussion) and a gain on the sale in the first quarter of 2004 of our interest in Belgacom.

Income from Discontinued Operations decreased $849 in the third quarter and $908 for the first nine months of 2005. The decrease was due to the sale of our directory advertising business in Illinois and northwest Indiana in September 2004. (See Note 8)

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Selected Financial And Operating Data

	September 30,
	2005	2004
Debt ratio[1]	36.6%	31.2%
Network access lines in service (000)	50,217	52,936
Wholesale lines (000)	5,423	7,150
Long-distance lines in service (000)	23,330	19,763
DSL lines in service (000)	6,496	4,679
Number of SBC employees	154,500	165,520
Cingular Wireless customers[2] (000)	52,292	25,672
[1]	See our “Liquidity and Capital Resources” section for discussion.
[2]	Numbers represent 100% of the cellular/PCS customers of Cingular (the 2004 number does not include AT&T Wireless customers prior to Cingular’s October 2004 acquisition of AT&T Wireless).

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. As required by U.S. generally accepted accounting principles (GAAP), our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Under GAAP segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have five reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; (4) international; and (5) other.

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

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates. Cingular’s results in the third quarter and for the first nine months of 2004 have been restated to reflect the correction of an error relating to the lease accounting practices of Cingular, which was announced in February 2005, and to conform the presentation of various state gross receipts taxes and other fees to the current year.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Results for this segment are shown under the amortization method which means that revenues and direct expenses are recognized ratably over the life of a directory title, typically 12 months. Results for all periods presented in this segment have been restated to reflect the sale of our interest in the directory advertising business in Illinois and northwest Indiana to R.H. Donnelley (see Note 8) and a reclassification of operating expenses to conform the presentation of sales agency commission within our directory segment. In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth Corporation (BellSouth) and purchased the online directory provider YellowPages.com (YPC). Our portion of the results from YPC is recorded in this segment as equity in net income of affiliates.

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

SEPTEMBER 30, 2005

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

Wireline

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Segment operating revenues
Voice	$4,929	$5,286	(6.8)%	$14,989	$15,704	(4.6)%
Data	3,009	2,733	10.1	8,830	8,107	8.9
Long-distance voice	949	865	9.7	2,772	2,429	14.1
Other	465	430	8.1	1,427	1,341	6.4
Total Segment Operating Revenues	9,352	9,314	0.4	28,018	27,581	1.6
Segment operating expenses
Cost of sales	4,098	4,090	0.2	12,418	12,202	1.8
Selling, general and administrative	2,008	2,278	(11.9)	6,724	6,779	(0.8)
Depreciation and amortization	1,775	1,857	(4.4)	5,355	5,618	(4.7)
Total Segment Operating Expenses	7,881	8,225	(4.2)	24,497	24,599	(0.4)
Segment Income	$1,471	$1,089	35.1%	$3,521	$2,982	18.1%

Operating Margin Trends

Our wireline segment operating income margin was 15.7% in the third quarter of 2005, compared to 11.7% in the third quarter of 2004, and 12.6% for the first nine months of 2005, compared to 10.8% for the first nine months of 2004. The improvement in our wireline segment operating income margin in the quarter and for the first nine months was due primarily to the continued growth in our data and long-distance voice revenue, which more than offset the loss of voice revenue from the decline in total access lines (as shown in the following table) from 2004 to 2005 of approximately 2.7 million lines, or 5.1%, due to increasing competition.

Voice revenue declined due to customers continuing to disconnect primary and additional lines and using alternative technologies, such as wireless, and to a lesser extent VoIP and cable instead of phone lines for voice and data; our bundling strategy and other pricing responses to competitors’ offerings; and lower demand for services. Voice revenue also has declined over the past several years as our retail customers have disconnected their lines in order to obtain service from competitors who lease our UNE-P lines. However, that particular trend started to change in the third quarter of 2004 and for the current quarter UNE-P lines (which includes lines under commercial agreements) declined by 2.0 million, or 29.2%, from September 30, 2004 levels (see table below). The impact of the UNE-P rules on our operating revenue is discussed below.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Our operating income margin also improved in the third quarter of 2005 due to reduced costs, primarily the result of lower workforce levels and depreciation. For the nine-month period, our operating income margin was pressured on the cost side in the second quarter of 2005 due to a charge to terminate existing agreements with WilTel and by higher costs caused by our growth initiatives in long-distance and DSL as well as our co-branded SBC | Dish Network satellite TV service and sales in the large-business market, and for the first quarter, by higher repair costs caused by severe weather in our regions, including California.

Access Line Trends

Following is a summary of our switched access lines at September 30, 2005 and 2004:

Switched Access Lines
	September 30,
			Increase
(in 000’s)	2005	2004	(Decrease)

Retail Consumer
Primary	22,922	23,279	(357)
Additional	3,989	4,441	(452)
Retail Consumer Subtotal	26,911	27,720	(809)

Retail Business	17,511	17,626	(115)
Retail Subtotal	44,422	45,346	(924)
Percent of total switched access lines	88.5%	85.7%

UNE-P	4,803	6,782	(1,979)
Resale	620	368	252
Wholesale Subtotal	5,423	7,150	(1,727)
Percent of total switched access lines	10.8%	13.5%

Payphone (Retail and Wholesale)	372	440	(68)
Percent of total switched access lines	0.7%	0.8%

Total Switched Access Lines	50,217	52,936	(2,719)

DSL Lines in Service	6,496	4,679	1,817

Total switched access lines in service at September 30, 2005 declined 5.1% from September 30, 2004 levels. Retail access lines, while declining 2.0% from September 30, 2004 levels, represent 88.5% of total switched access lines at September 30, 2005 compared to 85.7% a year earlier. During this same period,

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

wholesale lines (which include UNE-P, commercially negotiated UNE-P replacements and resale) decreased 24.2% and at September 30, 2005 represented 10.8% of total access lines, down from 13.5% a year earlier.

The decline in total access lines reflects many factors including the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, and the continued growth in alternative communication technologies such as wireless, cable and other internet-based systems. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on the UNE-P rules or a resale agreement to offer service (i.e., one of our wholesale customers), we lose all customer revenue when a retail wireline customer shifts to an alternative technology such as cable, wireless or the internet using VoIP or a competitor using its own traditional network. However, recently, declines in our retail business access lines have been partially offset by sales of our business internet-based systems (which are reported as data revenues). We do not currently offer a residential internet-based service. The UNE-P rules are scheduled to end after a twelve-month transition period that began March 11, 2005. However, it is unclear whether customers of competitors using these UNE-P lines will be retained by our wholesale customers that have negotiated commercial arrangements to replace the UNE-P or that have resale agreements, or whether customers that had used UNE-P service will return as our retail customers, shift to using an alternative technology or to a competitor using its own network. Increasing customer shifts from our traditional retail base to either alternative technologies or competitors using commercial or resale arrangement or their own facilities, as well as our pricing responses to retain or regain retail customers, will continue to pressure our wireline segment’s operating margins.

Wireline Operating Results

Voice revenues decreased $357, or 6.8%, in the third quarter and $715, or 4.6%, for the first nine months of 2005 primarily due to the loss of retail and wholesale access lines. The decline in retail lines primarily reflects increased competition, including customers using wireless, VoIP technology and cable instead of phone lines for voice and data, and the disconnection of additional lines for DSL service and other reasons. The decline in wholesale lines is related to the unwinding of the UNE-P rules which are scheduled to end in March 2006 as discussed above. The access-line declines decreased revenues approximately $76 in the third quarter and $284 for the first nine months of 2005. Lower demand for wholesale services, primarily due to the decline in UNE-P lines provided to competitors, decreased revenue approximately $58 in the third quarter and $80 for the first nine months of 2005. A decline in demand for calling features (e.g., Caller ID and voice mail) due primarily to the access-line declines decreased revenues approximately $24 in the third quarter and $80 for the first nine months of 2005.

Continued declines in demand for voice equipment located on customer premises decreased revenues approximately $18 in the third quarter and $51 for the first nine months. Revenue from payphone services decreased approximately $12 in the third quarter and $32 for the first nine months, primarily due to lower demand. We expect payphone access lines and revenue to continue to decline in future periods. Pricing responses to competitors’ offerings and regulatory changes reduced revenues approximately $56 for the first nine months. Revenue from ‘local plus’ plans (expanded local calling area) declined approximately $22 for the first nine months, as more customers chose broader long-

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

distance and other bundled offerings. Revenue was lower by $66 in the third quarter of 2005 and for the first nine months of 2005 from additional revenues we recorded in 2004 related to a September 2004 ruling by the CPUC that retroactively increased UNE-P rates we could charge in California. Revenue also was lower by $37 in the third quarter of 2005 and for the first nine months of 2005 from additional revenue we recorded in 2004 related to Federal Communications Commission (FCC) proceedings on the inclusion of other post-retirement benefit costs in previous tariff filings.

Data revenues increased $276, or 10.1%, in the third quarter and $723, or 8.9%, for the first nine months of 2005. This increase was primarily due to continued growth in DSL, our broadband internet-access service, high capacity transport and sales of data equipment and services. DSL and dial-up internet service increased data revenues approximately $114 in the third quarter and $345 for the first nine months of 2005. The number of DSL lines in service grew to approximately 6.5 million, a 38.8% increase from September 30, 2004. Revenue from our high-capacity transport services increased approximately $114 in the third quarter and $164 for the first nine months of 2005. Our high-capacity transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 58% of total data revenues in the third quarter and for the first nine months of 2005 and 60% and 62% of total data revenues in the third quarter and for the first nine months of 2004, respectively. Our high-capacity results also reflected a revenue increase of $15 in 2005 related to the 2004 California order described above, which retroactively lowered 2004 rates for data services in the California UNE-P pricing.

Additionally, revenue from data equipment sales and network integration services increased approximately $20 in the third quarter and $144 for the first nine months. Revenues from large-business customers typically consist of revenue from the initial installation of equipment followed by services provided over multiple years.

Long-distance voice revenues increased $84, or 9.7%, in the third quarter and $343, or 14.1%, for the first nine months of 2005. These increases were primarily driven by the increase in long-distance lines in service since the third quarter of 2004. The number of long-distance lines in service grew to approximately 23.3 million, a 18.0% increase from September 30, 2004. Sales of combined long-distance and local calling fixed-fee offerings (referred to as “bundling”) also contributed to the increased long-distance revenues and lines. Sales of our bundling offers continued to increase in our Midwest, West and Southwest regions with the most significant improvements in results occurring in our Midwest region. However, we expect this growth to continue to slow, reflecting the market continuing to mature since we began providing service throughout our regions in late 2003.

Retail long-distance revenues increased approximately $91 in the third quarter and $360 for the first nine months of 2005, reflecting our higher long-distance penetration levels. Continued growth in wholesale long-distance services sold to Cingular and our international and other long-distance services increased revenues approximately $42 in the third quarter and $115 for the first nine months of 2005. Partially offsetting these increases was a decline of approximately $33 in the third quarter and $110 for the first nine months of 2005 due to increased competition and a reduction in our billed minutes of use

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

mainly related to the increased sales of our fixed-fee bundles, which do not separately bill for minutes of use.

Other operating revenues increased $35, or 8.1%, in the third quarter and $86, or 6.4%, for the first nine months of 2005. Our co-branded SBC | DISH Network satellite TV service increased revenue approximately $42 in the third quarter and $165 for the first nine months of 2005. However, we expect future revenue levels for this service to reflect our strategy to target use of this service in those markets where the rate or risk of customer defections to other services is highest and to reflect the restructuring of our relationship with EchoStar to a sales commission-based approach (see “Other Business Matters”). Price increases in directory assistance increased revenues $6 in the third quarter and $20 for the first nine months of 2005. Partially offsetting these increases was revenue declines from directory and operator assistance and other miscellaneous products and services of approximately $19 in the third quarter and $71 for the first nine months. Various billing adjustments decreased revenue approximately $25 for the first nine months of 2005.

Cost of sales expenses increased $8, or 0.2%, in the third quarter and $216, or 1.8%, for the first nine months of 2005. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Traffic compensation expense (for access to another carrier’s network) increased approximately $117 in the third quarter and $236 for the first nine months of 2005. Our long-distance service generated approximately $51 of the increase in the third quarter and $98 for the first nine months of 2005, partially offset by lower rates paid for local traffic (telephone calls) terminating on competitor networks and wireless customers. Expense also increased $66 in the third quarter and $164 for the first nine months of 2005 resulting from traffic compensation settlements which reduced expense in 2004 and that did not recur. Offsetting these increases, traffic compensation expense decreased approximately $26 for the first nine months related to a carrier settlement in March 2005.

Costs associated with equipment sales and related network integration services and our co-branded
SBC | DISH Network satellite TV service were basically flat in the third quarter and increased approximately $231 for the first nine months of 2005 reflecting our emphasis on growth in DSL and sales in the large business market and video. Prior to restructuring our relationship with EchoStar in September 2005 (see “Other Business Matters”), our co-branded SBC | DISH Network satellite TV service had relatively high initial acquisition costs. Costs associated with equipment for large-business customers (as well as DSL and, previously, video) typically are greater than costs associated with services that are provided over multiple years.

Salary and wage merit increases and other bonus accrual adjustments increased expense approximately $17 in the third quarter and $78 for the first nine months. We also incurred higher than normal

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

weather-related repair costs of approximately $100 for the first nine months of 2005 primarily related to severe weather in our regions, including California, in the first quarter of 2005. Non-employee related expenses such as contract services, agent commissions and materials and supplies costs increased approximately $22 for the first nine months.

Partially offsetting the increases, lower employee levels decreased expenses, primarily salary and wages, approximately $62 in the third quarter and $240 for the first nine months. Expenses also decreased $154 for the first nine months of 2005 due to the one-time accrual for a retiree bonus as a result of the settlement of our labor contract negotiations in the second quarter of 2004.

Benefit expenses, consisting primarily of our combined net pension and postretirement cost, decreased approximately $8 in the third quarter primarily resulting from changes made to management medical coverage in the second quarter of 2005. Expenses increased $50 for the first nine months of 2005 reflecting second-quarter 2004 modifications of nonmanagement retiree medical coverage, slightly offset by the management medical coverage changes in 2005. In addition, changes in 2005 to phone concessions for out-of region retirees reduced expenses by approximately $20 for the first nine months of 2005.

As part of an internal business unit realignment during the second quarter of 2005, expenses incurred by the former unit in 2004 were reported in cost of sales, while in 2005 costs incurred by this group are reported as selling expenses. This resulted in reduced cost of sales expenses of $45 in the third quarter of 2005 and $91 for the first nine months of 2005.

Selling, general and administrative expenses decreased $270, or 11.9%, in the third quarter and $55, or 0.8%, for the first nine months of 2005. Selling, general and administrative expenses consist of our provision for uncollectible accounts, advertising costs, sales and marketing functions, including our retail and wholesale customer service centers, centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings, credit and collection functions and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph. Our significant third-quarter expense decreases are listed below:

•

Non-employee related expenses such as contract services, agent commissions, materials and supplies costs and corporate cost allocation charges decreased approximately $120 in the third quarter and $61 for the first nine months of 2005, primarily due to lower allocation charges during the third quarter resulting from lower workforce levels and other cost control measures and favorable legal and benefit true-ups.

•	Lower employee levels decreased expenses, primarily salary and wages, approximately $93 in the third quarter and $169 for the first nine months.
•	Changes in 2005 to the phone concessions for out-of-region retirees reduced expenses by approximately $57 in the third quarter and $73 for the first nine months of 2005.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

•

Our provision for uncollectibles decreased approximately $42 in the third quarter and $24 for the first nine months of 2005 primarily due to improved collection experience with our wholesale customers.

•

Benefit expenses, consisting primarily of our combined net pension and postretirement cost, decreased approximately $28 in the third quarter, primarily resulting from changes made to management medical coverage in the second quarter of 2005 and were essentially flat for the first nine months of 2005.

Expenses also decreased $79 for the first nine months of 2005 due to the one-time accrual in the second quarter of 2004 for a retiree bonus as a result of the settlement of our labor contract negotiations. Advertising expense decreased approximately $59 for the first nine months of 2005 primarily driven by higher costs in 2004 from our launch of long-distance service in our Midwest region and bundling initiatives.

Partially offsetting the decreases, salary and wage merit increases and other bonus accrual adjustments increased expenses approximately $30 in the third quarter and $73 for the first nine months of 2005. Expenses also increased approximately $16 for the first nine months of 2005 due to higher severance accruals. As part of an internal business unit realignment during the second quarter of 2005, expenses incurred by the former unit in 2004 were reported in cost of sales, while in 2005 costs incurred by this group are reported as selling expenses. This resulted in increased selling, general and administrative expenses of $45 in the third quarter of 2005 and $91 for the first nine months of 2005, and corresponding reductions in cost of sales in the 2005 periods. Expenses increased during the first nine months of 2005 as we incurred a charge of $236 in the second quarter of 2005 to terminate existing agreements with WilTel, which will continue to provide transitional and out-of-market long-distance services under a new agreement following the close of our planned acquisition of AT&T Corp. (AT&T).

Depreciation and amortization expenses decreased $82, or 4.4%, in the third quarter and $263, or 4.7%, for the first nine months of 2005. Lower expense in 2005 was due primarily to lower capital expenditures over the last several years.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Segment operating revenues
Service revenues	$7,721	$3,873	-	$22,859	$11,289	-
Equipment revenues	1,025	419	-	2,725	1,157	-
Total Segment Operating Revenues	8,746	4,292	-	25,584	12,446	-
Segment operating expenses
Cost of services and equipment sales	3,667	1,692	-	10,629	4,672	-
Selling, general and administrative	2,881	1,567	-	8,835	4,402	-
Depreciation and amortization	1,541	573	-	4,845	1,691	-
Total Segment Operating Expenses	8,089	3,832	-	24,309	10,765	-
Segment Operating Income	657	460	42.8	1,275	1,681	(24.2)
Interest Expense	304	200	52.0	968	597	62.1
Equity in net income (loss) of
affiliates – net	1	(98)	-	4	(301)	-
Other – net	(28)	(20)	(40.0)	(32)	(83)	61.4
Segment Income	$326	$142	-	$279	$700	(60.1)%

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

In the first quarter of 2005, to be consistent with industry practices, Cingular changed its income statement presentation for the current and prior-year periods to record billings to customers for various state gross receipts taxes and other fees as “Service revenues” and the taxes assessed by the various state jurisdictions and other fees as “Cost of services and equipment sales.” This amount totaled $35 in the third quarter and

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

$92 for the first nine months of 2004. Operating income and net income for all restated periods were not affected.

In February 2005, Cingular announced restated 2004 results to correct an error relating to its lease accounting practices. This correction, which is reflected in the table above, reduced Cingular’s previously reported “Segment Operating Income” by approximately $1 in the third quarter and $19 for the first nine months of 2004 and “Segment Income” by $3 in the third quarter and $27 for the first nine months of 2004.

Acquisition of AT&T Wireless

On October 26, 2004, Cingular acquired AT&T Wireless for approximately $41,000 in cash. We and BellSouth funded, by means of an equity contribution to Cingular, a significant portion of the acquisition’s purchase price. Based on our 60% equity ownership of Cingular, and after taking into account cash on hand at AT&T Wireless, we provided approximately $21,600 to fund the purchase price. Equity ownership and management control of Cingular remains unchanged after the acquisition.

Several class-action lawsuits have been filed in U.S. District Court for the Southern District of New York against AT&T asserting claims under the federal securities laws in connection with the offering of AT&T Wireless tracking stock in April 2000 (In re AT&T Corp. Securities Litigation). The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless tracking stock. A trial date has been set for April 2006. In connection with the split-off of AT&T Wireless, certain provisions of the separation agreement between AT&T Wireless and AT&T may result in Cingular, due to its acquisition of AT&T Wireless, being allocated as much as 70% of any liabilities arising out of these actions to the extent they relate to AT&T Wireless tracking stock with the remaining liability being allocated to AT&T. We believe that the possibility of an adverse outcome having a material effect on our financial statements in any of these lawsuits is unlikely. However, we will continue to evaluate the potential impact of these lawsuits on our financial results. During the third quarter, Cingular completed its assessment of the total amount of pre-acquisition liabilities related to pending legal proceedings, including these lawsuits, and increased the amount of the AT&T Wireless purchase price allocated to assumed liabilities by $172.

In October 2005, Cingular approved the final phase of its network integration plan. This phase will involve integrating its Global System for Mobile Communication (GSM) networks, decommissioning redundant cell sites and core network elements, and swapping vendor equipment in various markets in order to have similar equipment in each market. Cingular expects to complete its network integration plan by December 31, 2006 and to incur costs of $620 related to this phase of its plan, which includes integration exit cost liabilities of approximately $394 that were recorded as an adjustment to the AT&T Wireless purchase price allocation. In connection with the approval of this final phase, Cingular reduced its network equipment balance by approximately $60 for equipment removed from service during the third quarter of 2005. Although Cingular will be decommissioning much of its Time Division Multitple Access (TDMA) network it will continue providing analog services to customers through February 2008.

In the segment discussion below, Cingular’s 2004 operating results and customer metrics do not include AT&T Wireless since the acquisition closed in the fourth quarter of 2004.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular’s Customer and Operating Trends

Cingular is the largest provider of mobile wireless voice and data communications services in the United States, based on the number of wireless customers. Cingular also has license coverage serving an aggregate population of potential customers of nearly 294 million, including all of the 100 largest metropolitan areas. As of September 30, 2005, Cingular served approximately 52.3 million cellular/PCS (wireless) customers, compared to 25.7 million at September 30, 2004. Cingular’s increase in customer gross additions during the third quarter and the first nine months of 2005 was primarily due to the acquisition of AT&T Wireless in late October 2004 and the resulting inclusion of AT&T Wireless customers in Cingular’s results. The increase was also due to Cingular’s larger distribution network, its broad range of service offerings and increased advertising. Cingular’s recent customer activity is listed below:

Wireless Customer Activity 1

	Three-Month Period
(in 000’s)	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Gross additions	4,386	4,292	4,672	4,914
Net additions	867	952	1,367	1,699
Other adjustments[2]	(17)	140	(149)	21,761
Net additions including other
adjustments[2]	850	1,092	1,218	23,460
[1]	Wireless customer activity amounts have been restated to conform the reporting of Cingular and AT&T Wireless.
[2]

Other adjustments include customers gained or lost through property divestitures related to the AT&T Wireless acquisition and other adjustments. In the fourth quarter of 2004, other adjustments included approximately 21.9 million subscribers related to Cingular’s acquisition of AT&T Wireless.

Competition and the slowing rate of new wireless users as the wireless market matures will continue to adversely impact Cingular’s revenue growth, increase expenses and put pressure on margins. Cingular expects that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing average revenue per user/customer (ARPU). Cingular’s ARPU has weakened over the past several years as it has offered a broader array of plans to expand its customer base and responded to increasing competition, resulting in pricing reductions. While Cingular’s ARPU has stabilized somewhat recently, Cingular nevertheless expects continued pressure on ARPU notwithstanding increasing revenue from data services. Cingular expects its cost of services to continue increasing due to higher network system usage, including the costs Cingular is now paying T-Mobile USA (T-Mobile) for the use of its network in California and Nevada, higher costs as Cingular integrates AT&T Wireless’ network and operations, and, to a lesser extent, increased expenses related to operating, maintaining and decommissioning TDMA networks that duplicated GSM networks while integrating the networks acquired from AT&T Wireless.

ARPU decreased 1.2% in the third quarter and increased 0.3% for the first nine months of 2005 compared to the third quarter and first nine months of 2004. The decline in the third quarter ARPU was due to a decrease in local service and net roaming revenue partially offset by an increase in average data revenue per customer and increased long-distance revenue per customer. The nine-month increase in ARPU was due to increases in average data revenue per customer, increased long distance and regulatory fees revenue,

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

partially offset by a decline in the local service revenue and net roaming revenue. Local service revenue declined primarily due to customer shifts to all-inclusive rate plans that offer lower monthly charges and “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year) as well as Cingular’s free mobile-to-mobile plans, which allow Cingular customers to call other Cingular customers at no charge. An increase in customers on rollover plans tends to lower average monthly revenue since unused minutes (and associated revenue) are deferred until subsequent months, up to one year. These revenue and expense fluctuations are discussed in more detail below.

The effective management of wireless customer churn is critical to Cingular’s ability to maximize revenue growth and maintain and improve margins. Cingular’s wireless customer churn rate is calculated by dividing the aggregate number of wireless customers (pre-paid and post-paid) who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Cingular’s churn rate was 2.3% in the third quarter and 2.2% for the first nine months of 2005, down from a 2.8% churn rate in the third quarter and 2.7% churn rate for the first nine months of 2004. Cingular’s third quarter churn rate remained relatively stable compared to the first and second quarter of 2005.

The churn rate for Cingular’s post-paid customers was 2.0% in the third quarter and 1.9% for the first nine months of 2005, down from a 2.4% churn rate in both the third quarter and for the first nine months of 2004. The decline in postpaid churn reflects benefits from the acquisition of AT&T Wireless, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and free mobile-to-mobile calling among Cingular’s 52.3 million customers.

The decline in Cingular’s churn rate compared to 2004 resulted primarily from a change in methodology of calculating churn related to Cingular’s reseller customers, changes resulting from conforming Cingular’s and AT&T Wireless’ churn methodologies and a decline in the postpaid customer churn rate. Beginning in the first quarter of 2005, Cingular adopted a new reseller churn calculation methodology that resulted in an aggregate churn calculation that is more comparable with its major competitors. Prior to 2005, Cingular included gross reseller disconnects in its churn calculation. Effective with the first quarter of 2005, Cingular’s churn calculation is based on total net reseller disconnects. This change resulted in an improvement to third quarter and first nine months of 2005 reported churn of approximately 30 basis points. Changes to conform the traditional Cingular presentation to certain of the AT&T Wireless churn methodologies resulted in an improvement to third quarter and first nine months of 2005 reported churn of approximately 14 basis points.

Cingular’s Operating Results

Our Cingular segment operating income margin was 7.5% in the third quarter (5.9% in the second quarter and 1.4% in the first quarter of 2005) and 5.0% for the first nine months of 2005, compared to 10.7% in the third quarter and 13.5% for the first nine months of 2004. The lower 2005 margin was caused by expenses increasing at a higher rate than revenues compared with 2004. The increases in expenses and revenues were primarily attributable to the acquisition of AT&T Wireless.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular’s operating expenses increased $4,257 in the third quarter and $13,544 for the first nine months of 2005. More than offsetting these operating expenses was revenue growth of $4,454 in the third quarter of 2005. For the first nine months of 2005 revenue growth of $13,138 nearly offset the increased operating expenses.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Included in the third quarter and first nine months was approximately $31 in customer bill credits issued to customers affected by hurricanes. Service revenues increased $3,848 in the third quarter and $11,570 for the first nine months of 2005 and consisted of:

•

Local voice revenues increased approximately $3,053 in the third quarter and $9,164 for the first nine months due to the acquisition of AT&T Wireless (which more than doubled Cingular’s average number of wireless customers). Increased Universal Service Fund (USF) and regulatory compliance fees also contributed to the local voice revenues increase in the third quarter and first nine months of 2005.

•

Data service revenues increased $502 in the third quarter and $1,423 for the first nine months due to the inclusion of former AT&T Wireless customers (who on average were heavier data users than Cingular customers), increased average revenue per customer and increased use of text messaging services. Data service revenues represented approximately 7.9% of Cingular’s total revenues in the third quarter and 7.5% for the first nine months of 2005.

•

Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network increased $186 in the third quarter and $646 for the first nine months primarily due to roaming revenues from the acquired AT&T Wireless customer base.

•

Long-distance and other revenue increased $107 in the third quarter and $337 for the first nine months primarily due to increased long-distance revenues from the acquired AT&T Wireless customer base as well as increased domestic and international long-distance calling.

Equipment revenues increased $606 in the third quarter and $1,568 for the first nine months of 2005 due to increased handset revenues primarily as a result of significantly higher gross customer additions and increases in existing customers upgrading their units. Upgrade unit sales reflect an increase in GSM upgrades and Cingular’s efforts to migrate former AT&T Wireless customers to Cingular service offerings.

Cost of services and equipment sales expenses increased $1,975 in the third quarter and $5,957 for the first nine months of 2005 primarily due to increased cost of services resulting from incremental costs related to the acquired AT&T Wireless network and $101 of integration costs in the third quarter and $123 for the first nine months of 2005. Also included in this increase was hurricane-related costs of $78 in the third quarter and first nine months of 2005. Cost of services increased $1,357 in the third quarter and $3,856 for the first nine months of 2005 due to increases in network usage with a minutes of use increase of approximately 150%, increased costs Cingular is now paying T-Mobile for the use of its network in California and Nevada, increased expenses related to operating, maintaining and decommissioning TDMA networks that duplicated GSM networks while integrating the networks acquired from AT&T Wireless, higher roaming and long-distance cost and increased USF and regulatory fees related to the increase in the customer base.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Equipment sales expense increased $618 in the third quarter and $2,101 for the first nine months of 2005 primarily due to higher handset unit sales associated with the increase in gross customer additions of 56.9% in the third quarter and 72.6% for the first nine months, existing customers upgrading their units and the continued migration of former AT&T Wireless customers to Cingular service offerings. Equipment costs increased at a higher rate than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Selling, general and administrative expenses increased $1,314 in the third quarter and $4,433 for the first nine months of 2005 primarily due to incremental expenses associated with the acquisition of AT&T Wireless. These increases include $48 of integration costs in the third quarter and $226 for the first nine months of 2005, which includes employee termination costs, re-branding and advertising of the Cingular and AT&T Wireless combination and customer service and systems integration costs. Also included in this increase was hurricane-related costs of $18 in the third quarter and first nine months of 2005.

Total selling expenses increased $405, or 54.3%, in the third quarter and $1,600, or 76.2%, for the first nine months of 2005 primarily due to the increase in gross customer additions previously mentioned. Total selling expenses include sales, marketing, advertising and commissions expense. Cingular’s sales expense increased approximately $161 in the third quarter and $531 for the first nine months of 2005 primarily due to increased sales personnel costs associated with the acquired AT&T Wireless sales force. Commissions expense increased $136 in the third quarter and $560 for the first nine months of 2005 and advertising and marketing expenses increased $108 in the third quarter and $509 for the first nine months of 2005.

General and administrative expenses increased $909 in the third quarter and $2,833 for the first nine months of 2005 primarily due to incremental expenses from AT&T Wireless and integration costs, mentioned previously. General and administrative expenses include customer service, upgrade commissions, billing, bad debt, other maintenance and other administrative expense. Customer service expenses increased $298 in the third quarter and $981 for the first nine months due to a higher number of employees and employee-related expenses related to the significant increase in customers, as well as customer retention and customer service improvement initiatives. Other administrative expenses increased $324 in the third quarter and $943 for the first nine months primarily due to incremental expenses associated with the acquired AT&T Wireless administrative functions. Billing, bad debt and other customer maintenance expense increased $245 in the third quarter and $671 for the first nine months primarily due to the significant increase in Cingular’s customer base. Upgrade commissions increased $42 in the third quarter and $238 for the first nine months due to the increased customer migration and handset upgrade activity, mentioned previously.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Depreciation and amortization expenses increased $968 in the third quarter and $3,154 for the first nine months of 2005. These increases include $92 of integration costs in the third quarter and $201 for the first nine months of 2005. Depreciation expense increased $577 in the third quarter and $1,877 for the first nine months primarily due to incremental depreciation associated with the property, plant and equipment acquired in the AT&T Wireless acquisition and depreciation related to Cingular’s on-going capital spending associated with its GSM network. Additionally, depreciation expense increased due to accelerated depreciation on certain TDMA network assets based on Cingular’s projected transition of network traffic to GSM technology and accelerated depreciation on certain other network assets. Substantially all of Cingular’s TDMA assets are anticipated to be fully depreciated by the end of 2007.

Amortization expense increased $391 in the third quarter and $1,277 for the first nine months of 2005 primarily related to the purchase price valuation of AT&T Wireless customer contracts and other intangible assets acquired, partially offset by intangible assets that became fully amortized during 2004.

Other Cingular Transactions

In the first half of 2005, Cingular completed all required divestitures of assets and spectrum in certain markets in response to the agreement made with the U.S. Department of Justice (DOJ) and the FCC as a condition to receiving regulatory approval to acquire AT&T Wireless. These required divestitures included Cingular’s sale of certain former AT&T Wireless assets and properties, including licenses, network assets, and subscribers that Cingular operated in several markets, the largest of which is Oklahoma City, Oklahoma, to Alltel Corporation.

In January 2005, Cingular and T-Mobile dissolved their network infrastructure joint venture. In connection with the dissolution, Cingular sold its ownership of the California/Nevada network assets to T-Mobile for approximately $2,500 in cash. In connection with the dissolution, Cingular was required to contribute an additional $200 to the venture to equalize the capital accounts. Cingular used a significant portion of the proceeds from the sale to fund capital expenditures through July 2005 and, in the third quarter, used the remaining $1,488 to repay its shareholder loans from BellSouth and us pursuant to the revolving credit agreement (see “Liquidity and Capital Resources”). Under the terms of the revolving credit agreement, we received net repayments from Cingular totaling $1,425 in the third quarter and $2,607 for the first nine months of 2005.

In May 2005, we transferred wireless properties to Cingular to settle a liability related to the formation of Cingular. This transfer resulted in a decrease of approximately $35 to our “Investment in Cingular” account.

In June 2005, Cingular agreed to sell former AT&T Wireless operations and licenses in the Caribbean and Bermuda to Digicel Limited for approximately $61. A portion of this transaction was completed in September 2005 with the remaining portion contingent upon governmental and regulatory approvals.

In September 2005, Cingular received proceeds of approximately $300 related to the sale of its entire interest in IDEA Cellular Ltd., a cellular telecommunications company in India.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

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

Cingular’s increasing operating margins reflect the continued increase in the number of wireless customers, continued progress in its merger integration initiatives as well as continued improvement in customer churn compared with 2004. During 2005, Cingular’s churn rates have remained relatively stable.

Cingular

Sequential Segment Results

Three-Month Period Ended

September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004

Segment operating revenues
Service revenues	$7,721	$7,719	$7,419	$6,313
Equipment revenues	1,025	890	810	806

Total Segment Operating Revenues	8,746	8,609	8,229	7,119

Segment operating expenses
Cost of services and equipment sales	3,667	3,523	3,439	2,939
Selling, general and administrative	2,881	2,953	3,001	2,947
Depreciation and amortization	1,541	1,629	1,675	1,386

Total Segment Operating Expenses	8,089	8,105	8,115	7,272

Segment Operating Income (Loss)	657	504	114	(153)

Interest Expense	304	326	338	303

Equity in net income (loss) of
affiliates – net	1	1	2	(114)

Other – net	(28)	(8)	4	13

Segment Income (Loss)	$326	$171	$(218)	$(557)

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Directory

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$932	$935	(0.3)%	$2,786	$2,806	(0.7)%
Segment operating expenses
Cost of sales	271	251	8.0	826	764	8.1
Selling, general and administrative	154	130	18.5	475	447	6.3
Depreciation and amortization	1	2	(50.0)	4	7	(42.9)
Total Segment Operating Expenses	426	383	11.2	1,305	1,218	7.1
Segment Operating Income	506	552	(8.3)	1,481	1,588	(6.7)
Equity in Net Income (Loss) of Affiliates	-	-	-	(1)	-	-
Segment Income	$506	$552	(8.3)%	$1,480	$1,588	(6.8)%

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

Our directory segment operating income margin was 54.3% in the third quarter of 2005, compared to 59.0% in the third quarter of 2004 and 53.1% for the first nine months of 2005 compared to 56.6% for the first nine months of 2004. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues were essentially flat in the third quarter and decreased $20, or 0.7%, for the first nine months of 2005. In the third quarter of 2005, revenues for local Yellow Pages advertising decreased $14 and was mostly offset by an increase of $11 in internet advertising revenues. For the first nine months of 2005, local Yellow Pages advertising revenues decreased $58 and were partially offset by increased Internet advertising revenues of $28. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $20, or 8.0%, in the third quarter and $62, or 8.1%, for the first nine months of 2005. The increase is primarily the result of increased costs for sales agency and publishing of approximately $11 in the third quarter and $35 for the first nine months of 2005.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Selling, general and administrative increased $24, or 18.5%, in the third quarter and $28, or 6.3%, for the first nine months of 2005. The increases are primarily due to higher bad debt expense of $19 in the third quarter and $27 for the first nine months of 2005.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

International

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$3	$6	(50.0)%	$8	$17	(52.9)%
Total Segment Operating Expenses	2	1	-	13	19	(31.6)
Segment Operating Income (Loss)	1	5	(80.0)	(5)	(2)	-
Equity in Net Income of Affiliates	85	112	(24.1)	247	713	(65.4)
Segment Income	$86	$117	(26.5)%	$242	$711	(66.0)%

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

Segment operating revenues decreased $3, or 50.0%, in the third quarter and $9, or 52.9%, for the first nine months of 2005 primarily due to lower management-fee revenues.

Segment operating expenses increased $1 in the third quarter and decreased $6, or 31.6%, for the first nine months of 2005. The decrease for the first nine months was primarily due to lower employee costs resulting from fewer foreign-based employees.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Our equity in net income of affiliates by major investment is listed below:

	Third Quarter		Nine-Month Period
	2005	2004	2005	2004
América Móvil	$27	$39	$104	$99
Belgacom [1]	-	-	-	49
TDC [1]	-	-	-	328
Telkom[1]	-	27	-	100
Telmex	59	42	157	130
Other	(1)	4	(14)	7
International Equity in Net Income of Affiliates	$85	$112	$247	$713

1 Investment sold

Equity in net income of affiliates decreased $27, or 24.1%, in the third quarter and $466, or 65.4%, for the first nine months of 2005, primarily due to income recorded in 2004 attributable to investments which were subsequently sold during 2004. Our results in 2005 did not include income recorded in 2004 from: Telkom of approximately $27 in the third quarter and $100 for the first nine months; TDC of $328 for the first nine months (including the 2004 gain of $235 from TDC’s sale of its interest in Belgacom); and Belgacom of $49 for the first nine months.

During the third quarter and for the first nine months of 2005 our equity investments in Telmex reported better results primarily due to improved operating results in the third quarter and for the first nine months of 2005. América Móvil reported decreased results in the third quarter resulting from higher financing costs and increased income taxes partially offset by better operating results, and better results for the first nine months of 2005 reflecting improved operating results when compared to the prior nine-month period, partially offset by higher income taxes.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Other

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2005	2004	Change	2005	2004	Change
Total Segment Operating Revenues	$58	$66	(12.1)%	$173	$183	(5.5)%
Total Segment Operating Expenses	74	14	-	134	97	38.1
Segment Operating Income (Loss)	(16)	52	-	39	86	(54.7)
Equity in Net Income of Affiliates	134	98	36.7	96	458	(79.0)
Segment Income	$118	$150	(21.3)%	$135	$544	(75.2)%

Our other segment results in the third quarter and for the first nine months of 2005 and 2004 primarily consist of corporate and other operations. Revenues decreased in the third quarter and for the first nine months of 2005 primarily as a result of lower revenues from rent and our paging subsidiary, which we sold in November for approximately $13. Expenses increased in the third quarter and for the first nine months of 2005 as a result of various adjustments, including intercompany billing, that had a favorable impact in the third quarter of 2004 that did not recur in 2005. Substantially all of the equity in net income of affiliates represents the equity income from our investment in Cingular.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the FCC and state regulatory commissions have maintained many of the extensive regulatory requirements applicable to incumbent local exchange companies (ILECs), including our wireline subsidiaries, and imposed significant new regulatory requirements, including rules requiring us to unbundle our traditional network, in an effort to jump-start a specific definition of purported competition. However, over the past two years, the FCC has curtailed and, in some cases, eliminated certain of these requirements in order to promote investment and deployment of next generation, broadband services and facilities, and in response to a series of federal court decisions that the FCC’s rules (in particular, those requiring ILECs to extensively unbundle their networks) exceeded the FCC’s authority. For example, in February 2005, in response to a March 2004 decision by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), which overturned significant portions of the FCC’s third set of unbundling rules, including those mandating the availability of the mass market UNE-P, the FCC released new rules that will eliminate the requirement that our wireline subsidiaries provide the UNE-P at below-cost Total Element Long Run Incremental Cost (TELRIC) rates. Those new rules became effective March 11, 2005 and included a year long transition for eliminating our obligation to provide mass market UNE-P.

We also are supporting legislative efforts at both the state and federal levels that would offer a streamlined process for new video service providers to compete with traditional cable television providers. As discussed below, Texas recently enacted legislation allowing us and other new competitors to file for a state-issued certificate of franchise authority to provide video services. The Oklahoma Corporation Commission has also issued a statewide order, which is under appeal to the Oklahoma Supreme Court by a cable provider and the AARP, that provides for increased competition. Other states in our thirteen-state area are considering similar legislation. Several bills are also pending before Congress that would both reform the Telecom Act and promote additional video competition. Passage of legislation is uncertain and depends on many factors, but we believe that the increasing pace of technological change in our industry will encourage lawmakers to remove artificial barriers to competition.

Set forth in the following paragraphs is a summary of the most significant developments in our regulatory environment during the third quarter of 2005. While these issues, for the most part, apply only to our wireline subsidiaries, the words “we” or “our” are used to simplify the discussion. In addition, the following discussions are intended as a condensed summary of the issues rather than a precise legal description of all of those specific issues.

Broadband In June 2005, the Supreme Court of the United States ruled that it was reasonable for the FCC to find that internet access services provided by cable companies should be defined as “information services,” rather than “telecommunications services.” This decision preserves the FCC’s deregulatory framework for cable internet access services because providers of information services do not have to comply with rules requiring providers of the services to lease lines to competitors or meet certain service standards and state public utility requirements. On September 23, 2005, the FCC released its Title I Broadband Order (Broadband Order), which ruled that facilities-based wireline broadband internet access

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT – Continued

services offered by telephone companies are information services and should be regulated in a similar manner to broadband internet access services offered by cable companies. The order will take effect on November 16, 2005.

The Broadband Order substantially deregulates our existing DSL services and prevents the imposition of regulation on broadband internet access services to be offered over Project Lightspeed (see Other Business Matters). Under the Broadband Order we are no longer required to offer DSL transport service to unaffiliated ISPs. However, we are required to make wholesale broadband transmission service available to existing customers for a 12-month transition period. The FCC also said it expects that after the transition period, telephone companies will make wholesale broadband transmission service available to ISPs on a commercial basis. We are also required to continue contributing to existing universal service support mechanisms for the transmission component of broadband internet access for 270 days after the effective date of the order, unless the FCC orders otherwise in the interim. Also, although not specifically addressed, by holding that DSL-based wireline internet access and the underlying DSL transport component are not telecommunications services, the Broadband Order has further undercut state jurisdiction to compel the provision of DSL transport on a stand-alone basis, consistent with lower federal court rulings.

Although limited to facilities-based wireline broadband internet access service, the Broadband Order is consistent with our Project Lightspeed-related position that applications over broadband transmission facilities are not subject to common carrier regulations. Although the Broadband Order does not specifically address video or VoIP services, the FCC is currently examining various issues related to these services in the IP Enabled Services docket.

Texas Telecom Reform and Video Legislation On September 7, 2005, Texas passed a state telecommunications law that encourages new competitors to enter the video market and reforms existing state telecom laws. Video franchises will be granted by the Texas Public Utilities Commission (TPUC), territories will be defined by the applicant and fees will be based upon a statewide definition of gross revenues. Franchise holders cannot fail to provide service in local areas based on the income of residents; however, holders will not be subject to mandatory build-out requirements. We filed with the TPUC an application to become a video service provider on October 10, 2005. The TPUC approved the application on November 1, 2005. The Texas law also established a new regulatory framework for retail price regulation. For telephone exchanges in populations exceeding 100,000 residents, residential access lines will be deregulated by the state beginning January 1, 2006 and the cap on certain vertical services will be removed beginning July 1, 2006.

On September 8, 2005, the Texas Cable & Telecommunications Association filed a lawsuit in United States District Court, Austin Division, seeking to declare this new law unconstitutional and inconsistent with the Federal Cable Act.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

Pending Acquisition of AT&T On January 30, 2005, we agreed to acquire AT&T using shares of SBC common stock. The transaction has been approved by the Board of Directors of each company and was also approved by the shareholders of AT&T on June 30, 2005. On October 27, 2005, the proposed SBC-AT&T merger received clearance from the DOJ after an exhaustive review of the merger’s potential impact on relevant product and geographic markets. The DOJ required divestiture (through 10-year indefeasible rights of use) of AT&T’s interest in fiber serving certain specified commercial buildings where SBC and AT&T were the only facilities-based providers. The DOJ found that there were no competitive concerns that would warrant precluding the merger from being completed. On October 31, 2005, the FCC also approved our acquisition of AT&T with conditions that were voluntarily proposed by SBC. The final order has not yet been released and the specific language describing the conditions are not available, but the conditions imposed on the merged company relate to: Unbundled Network Elements (UNE), DS1 and DS3 (high capacity transport services) and special access pricing; how to account for AT&T collocation arrangements; special access reporting; Internet backbone peering arrangements; Alaska-related concerns; and annual certifications. We do not expect these conditions to have a material impact on our financial statements. The transaction remains subject to review by the CPUC (the state public utility commission in California). In October, two commissioners of the CPUC issued a proposed decision that concluded the transaction would generally have no adverse effect on competition (except to a limited extent in the special access market) and recommended approval of the merger with certain conditions. The CPUC is scheduled to vote on merger approval on November 18, 2005. We expect the transaction to close by late 2005.

Upon the closing, we will adopt the corporate name of AT&T, Inc. We expect that the acquisition of AT&T will create overall net synergies, primarily from reduced costs, with a present value of more than $15,000. We expect that approximately 85 to 90 percent of the synergies will come from reduced costs in areas such as network operations and information technology, and from combining business services organizations and eliminating duplicative corporate functions. We expect that the acquisition will slow our revenue growth rate in the near term following the closing, but that the transaction will increase our earnings per share beginning in 2008.

Project Lightspeed We are continuing our efforts to develop a network capable of delivering a new generation of integrated telecommunications, IP video, super-high-speed broadband and internet access and VoIP services to our residential and small-business customers, which we refer to as Project Lightspeed. Systems testing as well as our network deployment is ongoing. We expect to provide in one limited market the first set of products, including IP video, in late 2005 or early 2006. Our goal in this limited initial launch is to ensure that all operating and back-office systems function at a level capable of supporting our targeted mid-2006 scaled-up deployment. To that end, we intend to restrict the number of customers and services offered to the necessary minimum. Subject to successful results from this limited controlled launch and successful testing of our additional IP video services, we then plan to enter additional markets in mid-2006. At that time we expect to add additional services and features to our service offerings.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

With respect to our IP video service, we continue to work with our vendors to develop, in a timely manner, the requisite technology. We also continue to negotiate with programming owners (e.g., movie studios and cable networks) for permission to offer existing television programs and movies and, if applicable, other new interactive services that we could offer in the future using advances in the IP technology we are testing. Our ability to provide an attractive and profitable video offering will depend in large part on the results of these efforts. Also, as discussed in the “Regulatory Developments” section, we are supporting legislation at both the federal and state levels that would streamline the regulatory process for new video competitors to enter the market.

We believe that Project Lightspeed is subject to federal oversight as a “video service” under the Federal Communications Act. Additionally, in September 2005, Texas passed a state telecommunications law that encourages new competitors to enter the video market (see “Texas Telecom Reform and Video Legislation” above). However, some cable providers and municipalities have claimed that certain IP service should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. If the courts were to decide that state and local regulation were applicable to our Project Lightspeed services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

EchoStar Agreement In September 2005, we modified and extended our agreement with EchoStar, to an agency agreement under which we will continue marketing the co-branded SBC | Dish Network satellite television service. Under the new terms, we will now receive and record sales commissions as revenues and will no longer record retail revenue on new customers. EchoStar will record the recurring service revenues and will pay installation and equipment costs for customers under the new agreement. The new agreement is a three-year agreement.

Antitrust Litigation In 2002, a consumer class action antitrust case was filed in the United States District Court for the Southern District of New York (District Court) against SBC, Verizon Communications Inc., BellSouth and Qwest Communications International Inc. alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et al.). In October 2003, the District Court granted the joint defendants’ motion to dismiss and the plaintiffs appealed. In October 2005, the Second Circuit Court of Appeals reversed the District Court, thereby allowing the cases to proceed. The Second Circuit noted in its decision that its ruling was procedural in nature and did not address the merits of the cases. Motions for rehearing and rehearing en banc are pending. If these motions are denied, the case will return to the District Court for further proceedings. No motion for class certification can be filed unless and until the case returns to the District Court, and other portions of Defendants' motion to dismiss not subject to the appeal remain to be decided. We continue to believe that an adverse outcome having a material effect on our financial statements in these cases is unlikely but will continue to evaluate the potential impact of these suits on our financial results as they progress.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

ACCOUNTING POLICIES AND STANDARDS

Stock-Based Compensation In September 2005, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”

We adopted FAS 123(R) using the “modified retrospective” method. The modified retrospective method requires that compensation cost be recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. The modified retrospective method also allowed companies to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior years for which FAS 123 was effective. Accordingly, we have adjusted our December 31, 2004 Consolidated Balance Sheet to increase “Capital in excess of par value” and decrease “Retained earnings” by $546.

We had previously adopted the fair-value-based method of accounting for share-based payments allowed under FAS 123 effective January 1, 2002, using the retroactive restatement method of adoption described in FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This included restatement of results from January 1, 2000 forward, as those were the years for which audited income statements were included in the 2002 SBC Annual Report. Upon adoption of FAS 123(R), because we adopted using the modified retrospective method, we also restated results for 1995 through 1999 for the effects on our equity. We will continue to use the Black-Scholes option-pricing model to estimate the fair value of stock options granted to employees.

As of September 30, 2005, there was approximately $171 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 1.8 years.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $433 in cash and cash equivalents available at September 30, 2005. Cash and cash equivalents included cash of approximately $235, money market funds of $103 and other cash equivalents of $95. The decline in cash and cash equivalents of $327 since December 31, 2004 was due to cash used to meet the financing needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, repayment of debt, increased tax deposits and payments, repurchase of treasury shares and payment of liabilities (primarily taxes) associated with our discontinued operations. This decline was partially offset primarily by cash receipts from operations and cash received from Cingular. We discuss many of these factors in detail below.

Cash from Operating Activities

During the first nine months of 2005, our primary source of funds was cash from operating activities of $8,383 as compared to $7,533 for the first nine months of 2004. Operating cash flows increased in 2005 compared to 2004 primarily due to retirement benefit funding of $2,232 in 2004, partially offset by increased tax payments in 2005 of approximately $1,053. The 2005 increased tax payments included amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments, which we consider to be a refundable deposit, to a certain state jurisdiction. These payments were made in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. For calendar year 2005, we do not expect our cash payments for taxes to exceed our reported income tax expense.

Cash from Investing Activities

For the first nine months of 2005, cash used for investing activities consisted of:

•	$3,743 in construction and capital expenditures; and
•	$169 related to the acquisition of Yantra Corp., a provider of distributed order management and supply chain fulfillment solutions.

Capital expenditures in the wireline segment, which represented substantially all of our total capital expenditures, increased by approximately 7.7% for the first nine months of 2005 as compared to the same period in 2004. In response to an improving federal regulatory environment and competition, we announced our Project Lightspeed initiative (see “Other Business Matters”) and expect to spend approximately $4,000 to $4,500 in network related deployment costs and capital expenditures beginning in 2006 through 2008 as well as additional success-based customer activation capital expenditures. We expect total capital spending for 2005 to be at the low end of our targeted range of $5,400 to $5,700, excluding Cingular, substantially all of which we expect to relate to our wireline segment primarily for our wireline subsidiaries’ networks, Project Lightspeed and support systems for our long-distance service. We expect to continue to fund these expenditures using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The international segment should be self-funding as it consists substantially of equity investments and not direct SBC operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

For the first nine months of 2005, cash provided by our investing activities consisted of:

•	$2,607 of net repayments from Cingular in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details;
•	$98 related to maturities of other held-to-maturity securities, which have maturities greater than 90 days;
•	$126 primarily from the sale of shares of Amdocs, Yahoo, the sale of our entire interest in SpectraSite and the sale of a leasing partnership; and
•	$37 related to the repayment of a note receivable from an international investment.

Cash from Financing Activities

We paid cash dividends of $3,196 for the first nine months of 2005 compared to $3,105 for the first nine months of 2004. The $91 increase was due to an increase in the quarterly dividend from $0.3125 to $0.3225 per share approved by our Board of Directors in December 2004. On September 30, 2005, our Board of Directors declared a third quarter dividend of $0.3225 per share, which was paid on November 1, 2005. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of SBC and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

In the first nine months of 2005 we used our available excess cash to reduce our debt levels and repurchase shares of SBC common stock under our repurchase program. Funds from operations were primarily used to repay our current and long-term debt. In the first nine months of 2005, debt repayments totaled $3,779 and consisted of:

•	$1,656 related to consolidated commercial paper borrowings;
•	$1,037 related to debt maturities with interest rates ranging from 6.25% to 9.50%;
•	$830 related to our early redemption of debt, which includes $21 of call premiums, with interest rates ranging from 6.24% to 7.25% and original maturities ranging from 2010 through 2033;
•	$238 related to the exercise of a put on our 5.95% notes originally maturing in 2038; and
•	$18 related to scheduled principal payments on other debt.

Approximately $43 of long-term debt is scheduled to mature during the remainder of 2005 and approximately $2,600 will mature in 2006. Our consolidated commercial paper borrowings totaled approximately $2,741 at September 30, 2005. All of these commercial paper borrowings are due within 90 days. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the third quarter of 2005, we increased our level of share repurchases of our common stock under our existing share repurchase program. Under this repurchase program, we repurchased 20.8 million shares at a cost of approximately $507 in the third quarter and 30.8 million shares at a cost of $742 for the first nine months of 2005. See “Item 2. Unregistered Sales of Securities and Use of Proceeds” for share repurchase details. In addition, we announced that we expect to repurchase $1,000 or more of shares of SBC common stock during the fourth quarter of 2005 and to continue our repurchase program in 2006. On November 2, 2005 we repurchased approximately $378 of preferred stock previously issued by a SBC subsidiary.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

We will fund our 2005 financing activities primarily through a combination of cash from operations, cash provided by Cingular and cash from the disposition of property and other investments. We are also examining opportunities for issuance of debt at favorable rates in order to refinance some of our debt maturities in 2006.

In June 2005, a subsidiary of SBC received proceeds of approximately $234 from a registered offering of 10,000,000 shares of SBC’s common stock.

At September 30, 2005, our debt ratio was 36.6% compared to our debt ratio of 31.2% at September 30, 2004. The increase was primarily due to additional debt of $8,750 we issued in the fourth quarter of 2004 to fund our portion of Cingular’s acquisition of AT&T Wireless. Our debt ratio at December 31, 2004 was 40.0%. The decrease in the debt ratio from year-end is due to the reduction in short and long-term debt of more than $3,700 during 2005.

We have a 3-year credit agreement totaling $6,000 with a syndicate of banks, which expires on October 18, 2007. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We are in compliance with all covenants under the agreement. We had no borrowings outstanding under committed lines of credit as of September 30, 2005.

Pending Acquisition of AT&T

On January 30, 2005, we agreed to acquire AT&T in a transaction in which each share of AT&T common stock will be exchanged for 0.77942 of a share of SBC common stock (equivalent to approximately 19% of SBC’s outstanding shares as of September 30, 2005). In addition, immediately prior to the closing of the transaction, AT&T will pay each AT&T shareholder a special dividend of $1.30 per share. Based on the closing price of SBC common stock on January 28, 2005, the exchange ratio equals $18.41 per share and the total transaction is valued, for purchase accounting purposes, at approximately $16,000, including the special dividend. See “Other Business Matters” for the status of regulatory approvals and other details.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cingular

Effective August 1, 2004, we and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a one-year revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offer Rate) plus 0.05% and may be renewed annually upon agreement of the parties. In June 2005, this agreement was renewed through July 31, 2007. This agreement includes a provision for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement.

Under the revolving credit agreement we received net repayments from Cingular totaling $1,425 in the third quarter and $2,607 for the first nine months of 2005. These amounts were applied first to reduce the outstanding amount of advances previously made to Cingular, which totaled $0 at September 30, 2005 and $1,002 at December 31, 2004 and is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheet. The remaining revolving credit net repayments by Cingular of $1,425 in the third quarter and $1,605 for the first nine months of 2005 were applied as a reduction to our shareholder loan to Cingular, which totaled approximately $4,250 at September 30, 2005 and $5,855 at December 31, 2004.

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will require substantial amounts of capital over the next several years. Cingular expects to fund its capital requirements for at least the next 12 months from existing cash balances, cash generated from operations and, if necessary, drawing under the revolving credit agreement with us and BellSouth, mentioned previously. As of September 30, 2005, Cingular has spent $4,505 primarily for GSM/GPRS/EDGE network upgrades with cash from operations, dispositions and, as needed, advances under the revolving credit agreement mentioned previously.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions

At September 30, 2005, we had interest rate swaps with a notional value of $4,250 and a fair value of approximately $31.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2005.

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

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
•

The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including state regulatory proceedings relating to UNE-Ps and nonregulation of comparable alternative technologies (e.g., VoIP).

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

SEPTEMBER 30, 2005

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

SBC COMMUNICATIONS INC.

SEPTEMBER 30, 2005

PART II - OTHER INFORMATION

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the third quarter of 2005, non-employee directors acquired from SBC shares of common stock pursuant to SBC’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of SBC shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into SBC shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. In the third quarter an aggregate of 12,639 SBC shares and DSUs were acquired by non-employee directors at prices ranging from $23.97 to $24.45, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)

Issuer Equity Repurchases – In December 2003, our Board of Directors authorized the repurchase of up to 350 million shares of SBC common stock; this authorization expires at the end of 2008. As part of this program, we repurchased 20.8 million shares at a cost of approximately $507 in the third quarter and 30.8 million shares at a cost of $742 for the first nine months of 2005. Our purchases in the third quarter of 2005 are detailed below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 27, 2005 – July 29, 2005	3,750,000	$ 23.88	3,750,000	319,000,000
August 1, 2005 – August 31, 2005	17,010,387	$ 24.52	17,010,387	301,989,613
Total	20,760,387	$ 24.40	20,760,387	301,989,613

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

4-c

Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co., Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. This guarantee was filed as Exhibit 4-e to Form 10-K for 1999. The appendix has been updated to reflect matured and redeemed issuances.

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

SBC Communications Inc.

November 4, 2005	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer