Form 10-K
period 2005-12-31
AT&T INC.
filed 2006-03-01
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205-2233

Telephone Number 210-821-4105

Securities registered pursuant to Section 12(b) of the Act: (See attached Schedule A)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

Based on the closing price of $23.75 per share on June 30, 2005, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $78.5 billion.

At January 31, 2006, common shares outstanding were 3,879,759,768.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2006 Annual Meeting and Proxy Statement dated on or about March 10, 2006 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchanges

7.00% Forty Year SBC Communications Inc. Notes, Due June 1, 2041	New York Stock Exchange

Executive Officers of the Registrant	13

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
6.	Selected Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures about Market Risk	15
8.	Financial Statements and Supplementary Data	16
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
9A.	Controls and Procedures	16
9B.	Other Information	16

PART III

10.	Directors and Executive Officers of the Registrant	17
11.	Executive Compensation	17
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
13.	Certain Relationships and Related Transactions	17
14.	Principal Accountant Fees and Services	17

PART IV

15.	Exhibits and Financial Statement Schedules	18

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). We maintain an internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for the Audit, Human Resources and Corporate Governance and Nominating Committees of our Board of Directors. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History

AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. On November 18, 2005, one of our subsidiaries merged with ATTC, creating one of the world’s largest telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.” Our services and products are marketed under the AT&T and during a transition period our former name SBC, brand names as well as several other brands including Cingular Wireless (Cingular), through our joint venture with BellSouth Corporation (BellSouth); AT&T Yahoo! through our alliance with Yahoo! Inc.; and prior to the amendment discussed below, AT&T | DISH Network through our agreement with EchoStar Communications Corp. (EchoStar).

Scope

We rank among the largest providers of telecommunications services in the United States and the world. Through our subsidiaries and affiliates, we provide communications services and products in the U.S. and in 240 countries. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long-distance services, data/broadband and internet services, telecommunications equipment, managed networking, and wholesale transport services and directory advertising and publishing. In 2004, we began offering satellite television services through our agreement with EchoStar, which was subsequently amended in September 2005, to an agency agreement under which we will continue marketing the co-branded AT&T | DISH Network satellite television service but will receive only commission revenues when signing up future customers. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

•	AT&T wireline subsidiaries (i.e., SBC’s traditional wireline subsidiaries) provide primarily landline telecommunications services in thirteen states,
•	AT&T Corp. subsidiaries provide landline telecommunications services to large business and governmental customers, and to a lesser degree to small- and mid-sized businesses and residential consumers,

AT&T Inc.

•	Cingular provides both wireless voice and data communications services across the U.S. and is held by a wireless subsidiary of AT&T,
•	directory subsidiaries provide services related to directory advertising and publishing,
•	international subsidiaries, other than those acquired in our acquisition of ATTC, hold investments with primarily international operations, and
•	other subsidiaries provide primarily corporate operations and also our paging services, which was sold in November 2005.

We provide telecommunications services throughout the U.S. and internationally. Our traditional wireline subsidiaries operate in thirteen states: Arkansas, California, Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas and Wisconsin (13-state area). Wireline local exchange services offered in our 13-state area are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Subsidiaries of our AT&T Corp. segment provide services both domestically and internationally with domestic services subject to regulation by various states and the FCC. Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2005 AT&T Annual Report to Stockholders under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

Our acquisition of ATTC will help change the focus of our company towards business and broadband/data revenues. Cingular’s late 2004 acquisition of AT&T Wireless Services Inc. (AT&T Wireless) also increased our potential for growth in the wireless area. Discussed below are the factors upon which we are focusing in 2006.

Business Markets

With the acquisition of ATTC, we expect to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of global communications services to large businesses worldwide. We expect significant opportunity in the small and medium business markets and to increase our governmental and large-business (referred to as “enterprise”) customer base. We also expect to extend our wholesale business to other service products and systems integrations.

Data/Broadband

Project Lightspeed In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, super-high-speed broadband and Voice over Internet Protocol (VoIP) services to our residential and small business customers, referred to as Project Lightspeed. We have been building out this network in numerous locations and began providing services in one limited market, including Internet Protocol (IP) video, in late 2005. Our goal in this controlled initial launch is to ensure all operating and back-office systems function at a level capable of supporting our targeted mid-2006 scaled-up deployment. To that end, we have restricted the number of customers and services offered to the necessary minimum. Subject to successful results from this controlled launch and successful testing of our additional IP video services, we plan to enter additional markets in mid-2006. At that time we expect to add additional services and features to our service offerings. We expect to have the capability to offer service to approximately 18 million households by the end of 2008, as part of our initial deployment, and expect to spend approximately $4.4 billion in network related deployment costs and capital expenditures beginning in 2006 through 2008 as well as additional success-based customer activation capital expenditures.

With respect to our IP video service (marketed under AT&T U-verse TV) we continue to work with our vendors to develop, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive the required equipment and software on schedule. We also continue to negotiate with programming owners (e.g., movie studios and cable networks) for permission to offer existing television programs and movies and, if applicable, other new interactive services we could offer in the future using advances in the IP technology we are testing. Our ability to provide an attractive and profitable video offering will depend in large part on the results of these efforts. We are supporting legislation at both the federal and

AT&T Inc.

state levels that would streamline the regulatory process for new video competitors to enter the market. If the legislation or regulatory outcomes are not as we expect, it could have a material adverse effect on the cost, timing and extent of our deployment plans. Additional information about Project Lightspeed is included in our “Operating Environment and Trends of the Business” section under the heading “Expected Growth Areas” on page 34 of the 2005 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Voice over Internet Protocol VoIP is generally used to describe the transmission of voice using internet-protocol-based technology rather than a traditional wire and switch-based telephone network. A company using this technology often can provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. But, depending on the bandwidth allocated, VoIP services may not necessarily be of the same quality as traditional telephone service. In early 2004, the FCC opened a proceeding to establish the regulatory framework for IP-enabled services, including VoIP. In this ongoing proceeding, the FCC will address various regulatory issues, including universal service, intercarrier compensation, numbering, disability access, consumer protection and customer access to 911 emergency services.

Notwithstanding the unresolved regulatory questions before the FCC and various state public utility commissions, numerous communications providers have begun providing various forms of VoIP or announced their intentions to do so in the near future. These providers include both established companies as well as new entrants. Thus, while the deployment of VoIP will result in increased competition for our voice services, it also presents growth opportunities for us to develop new products for our customers. Additional information relating to VoIP is contained in the 2005 AT&T Annual Report to Stockholders in our “Regulatory Developments” section under the heading “Voice over Internet Protocol,” and is incorporated herein by reference pursuant to General Instruction G(2).

Wireless

Cingular, our wireless joint venture with BellSouth, began operations in October 2000 and in October 2004 acquired AT&T Wireless. As of December 31, 2005, Cingular served approximately 54.1 million customers and is the largest provider of mobile wireless voice and data communications services in the U.S. Additional information on the merger and our funding sources is contained in the 2005 AT&T Annual Report to Stockholders in Note 16 and is incorporated herein by reference pursuant to General Instruction G(2).

As part of the merger of Cingular and AT&T Wireless, ATTC retained the right to offer products under the AT&T Wireless brand. In November 2005, following our merger with ATTC, we announced that where the joint venture agreement allows, we intend to sell Cingular services using the AT&T Wireless brand. Revenues from AT&T Wireless customers are recorded by Cingular and are recognized as equity in net income in our Consolidated Statements of Income and are recorded in our Cingular segment for segment reporting.

Cingular’s wireless networks use equipment with digital transmission technologies known as Global System for Mobile Communication (GSM) technology and Time Division Multiple Access (TDMA) technology. Cingular has upgraded its existing TDMA markets to use GSM technology in order to provide a common voice standard. Cingular is also upgrading its network wireless data technology by adding General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE), which allows customers to access the Internet from their wireless devices at higher speeds than GPRS. Cingular will continue to deploy Universal Mobile Telecommunications System (UMTS) third generation (3G) network technology with High-Speed Downlink Packet Access (HSDPA) concurrent with its network integration. UMTS and HSDPA provide superior speeds for data and video services, as well as operating efficiencies using the same spectrum and infrastructure for voice and data on an IP-based platform.

AT&T Inc.

BUSINESS OPERATIONS

Operating Segments

Our segments are strategic business units that offer different products and services and are managed accordingly. Due to the proximity of our acquisition of ATTC to year end, we have reported those results in the AT&T Corp. segment even though there may be some overlap in the products and service provided by that segment and our wireline segment. Under U.S. generally accepted accounting principles (GAAP) segment reporting rules, we analyze our various operating segments based on segment income. Interest expense, interest income, other income (expense) – net and income tax expense are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. Each segment’s percentage of total segment operating revenue calculation is derived from our segment results and reflects amounts before eliminations. We have six reportable segments that reflect the current management of our business: (1) wireline, (2) AT&T Corp., (3) Cingular, (4) directory, (5) international and (6) other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 22 through 33 and in Note 4 of the 2005 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 47% of 2005 segment operating revenues and 55% of our 2005 total segment income. Our wireline segment consists of our former SBC wireline subsidiaries and operates as both a retail and wholesale seller of our traditional communication services in the 13-state area in which we operate as an ILEC. Our traditional services include landline telecommunications services, including local, long-distance voice, switched access, data and messaging services. We also record revenues from our satellite television services which were offered through our agreement with EchoStar prior to the September 2005 amendment. Under the new terms, we will now receive and record sales commissions as revenues and will no longer record retail revenue on new customers while continuing to serve previously existing customers on the prior terms. At December 31, 2005, our wireline subsidiaries were serving approximately 27 million retail consumer lines, 17 million retail business lines and 5 million wholesale lines (including approximately 1.6 million lines purchased by ATTC), for a total of 49 million access lines.

Services and Products

We divide our wireline services into four product-based categories: voice, data, long-distance and other.

Voice - Voice includes traditional local service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. Voice also includes calling features, fees to maintain wire located inside customer premises, pay telephones, customer premise equipment and other equipment sales and other miscellaneous voice products.

Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting and voice mail. Customers that subscribe to these services can have the number and/or name of callers displayed on their phone, be signaled that additional calls are incoming, and send and receive voice messages. These services are not regulated by the FCC and are generally more profitable than basic local phone service.

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

AT&T Inc.

Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. Integrated Services Digital Network (ISDN), Dedicated Frame Relay, broadband digital subscriber lines (DSL), Digital Services and Synchronous Optical Network (SONET) are examples of Dedicated Transport services. ISDN transmits voice, video and data over a single line in support of a wide range of applications, including internet access. Frame Relay is a routing technology that breaks a data signal into individual pieces of data to travel at high speeds and then recombines the data prior to arriving at its destination. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services use dedicated digital circuits to transmit digital data at various high rates of speed. SONET provides customer access to our backbone network at various high speeds.

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses, varying by market. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail and high-speed access services.

Long-distance voice - Long-distance voice consists of all interLATA (traditional long-distance) and intraLATA (local toll) wireline revenues, including calling card and 1-800 services. We provide traditional long-distance services nationwide to customers in our 13-state area covered within this segment, and to customers in selected areas outside our wireline subsidiaries’ 13-state operating area.

Other - Other includes directory and operator assistance, billing and collection services for other carriers and AT&T | DISH Network video services.

AT&T Corp.

Operating results following the November 18, 2005 acquisition of ATTC are reported in our AT&T Corp. segment. The 43 days of post-merger results provided approximately 4% of 2005 segment operating revenues and 2% of our 2005 total segment income. Our AT&T Corp. segment operates as both a retail and wholesale seller of communication services both domestically and internationally.

Services and Products

We divide our AT&T Corp. segment into four product-based categories: voice, data, long-distance and other.

Voice - Voice includes a variety of integrated service products targeted at business customers, including basic local exchange service, in major metropolitan markets throughout the U.S. Our AT&T Corp. segment does not actively market to acquire new consumer customers, but continues to provide local services to existing customers and accept orders from existing and new customers.

Additional features include speed dialing and voice messaging. Among the features of the integrated services offering is the ability to electronically order new services, perform maintenance and manage administrative functions. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category.

Data - Data products include high speed connections such as private lines, packet, dedicated internet and enterprise networking services as well as products such as DSL/broadband, dial-up internet access and WiFi (local radio frequency commonly known as wireless fidelity). We also provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new multi protocol label switching/asynchronous transfer mode, or MPLS/ATM network, to supplement, and eventually replace, our other extensive global data networks. These products allow us to provide highly complex global data networks.

AT&T Inc.

Private line uses high-capacity digital circuits to transmit from point-to-point in multiple configurations and allows customers to create internal data networks and to access external data networks.

Packet services consist of data networks using packet switching and transmission technologies, including frame relay, asynchronous transfer mode (ATM) and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network interconnection, remote site, point of sale and branch office communications. Frame relay, including IP-enabled frame relay and ATM Services are widely deployed as private data networks. High speed packet services, including IP-enabled frame relay service, are used extensively by enterprise (large business) customers.

Dedicated internet services are designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses and were available in over 50 countries at December 31, 2005. Our managed internet services provide customers with dedicated high speed access to the internet managed by us.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including local area networks, wide area networks, and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications and were available in 127 countries at December 31, 2005.

We provide customers a variety of remote access services including dial, broadband, WiFi and cellular wireless technologies. At December 31, 2005, we provided dial access in 150 countries, WiFi access in 48 countries and third-party customer contracted cellular access in 7 countries.

We also provide local, interstate and international wholesale networking capacity to other service providers. We offer a combination of high volume transmission capacity and conventional dedicated line services on a regional, national and international basis to internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large ISPs, wireless carriers, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

Long-distance voice - Long-distance voice consists of traditional long-distance and international long-distance for customers that select us as their primary long distance carrier. Long-distance voice also includes services provided by calling card, 1-800 services and conference calling. These services are used in a wide variety of business applications, including sales, reservation centers or customer service centers. Other long-distance services offered include call routing by origination point and time-of-day routing and virtual private network applications, including dedicated outbound facilities. We also provide wholesale switched access service to other service providers.

Other - Other primarily consists of outsourcing, managed web hosting, security services and network integration.

Our managed web hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications.

Our security services include business continuity and disaster recovery services as well as premise and network based security products.

AT&T Inc.

Cingular

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income (loss) of affiliates. As required by GAAP, for segment reporting, we report this equity in net income (loss) of affiliates in our other segment.

When analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year. Our consolidated operating revenues do not include Cingular’s results. However, we do include 100% of Cingular’s revenues and expenses excluding this adjustment when we analyze our operating segment results. On that segment basis, the Cingular segment provided approximately 44% of total segment operating revenues and 7% of our 2005 total segment income.

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

Additional information on Cingular is contained in the 2005 AT&T Annual Report to Stockholders in the “Operating Environment and Trends of Business” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 35 and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Our directory segment includes advertising, Yellow and White Pages directories and electronic directory publishing. The directory segment provided approximately 5% of total segment operating revenues and 27% of our 2005 total segment income. Our directory subsidiaries operate primarily in the 13-state area in which we operate as an ILEC. In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth and purchased the online directory publisher YELLOWPAGES.COM (YPC) for approximately $98 million, our portion of which was $65 million. In our consolidated financial statements, we report our proportionate share of YPC’s results as equity in net income (loss) of affiliates. As required by GAAP, for segment reporting, we report this equity in net income (loss) of affiliates in our directory segment.

International

Other than those acquired in the acquisition of ATTC, all investments with primarily international operations are included in our international segment. At December 31, 2005, we had direct or indirect investments with a carrying value of approximately $2.1 billion and operations in 14 countries reported in this segment. These investments include companies that provide local and long-distance telephone services, wireless communications, voice messaging, data services, internet access, telecommunications equipment, and directory publishing. Our two major international investments included in this segment are described below.

We report earnings from this segment as equity in net income of affiliates rather than as operating revenue because this segment consists almost exclusively of investments where, under GAAP, we have significant influence rather than control. Because these international investments are accounted for on the equity method, revenues from our international segment were less than 1% of 2005 total segment operating revenues from all our segments. The international segment provided approximately 5% of our 2005 total segment income. Additional information about this segment is included in Note 6 of the 2005 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Telmex

We own an 8.2% equity share in Teléfonos de México, S.A. de C.V. (Telmex), Mexico’s largest national provider of wireline services. Telmex operates approximately 18 million access lines. We are a member of a

AT&T Inc.

consortium that holds all of the class AA shares of Telmex stock, representing voting control of the company. Another member of the consortium, Carso Global Telecom, S.A. de C.V., has the right to appoint a majority of the directors of Telmex.

As of December 31, 2005, Telmex had approximately 34% of the long-distance market in Mexico. In June 2004, Mexico agreed to essentially eliminate its current rate system and introduce new regulations authorizing the resale of international long-distance, public, switched telecommunications services. This change in regulation has not had a material affect on the results of Telmex.

América Móvil

In 2000, Telmex spun-off its wireless and certain other operations to its stockholders as a separate business, América Móvil S.A. de C.V. (América Móvil). We own a 7.9% interest in América Móvil. We are a member of a consortium that holds all of the class AA shares of América Móvil stock, representing voting control of the company. Another member of the consortium, Americas Telecom S.A. de C. V., has the right to appoint a majority of the directors of América Móvil.

América Móvil began an international expansion and now serves more than 93 million customers in Latin America and the U.S. A substantial majority of its wireless customers are prepaid customers. América Móvil is the largest fixed-line operator in Central America with over 2 million lines. América Móvil provides wireless communications in Argentina, Brazil, Chile, Colombia, Ecuador, El Salvador, Guatemala, Honduras, Mexico, Nicaragua, Paraguay, Peru, Uruguay and the U.S.

América Móvil provides cellular telecommunications service in all nine regions in Mexico, with a network covering approximately 31% of the geographical area, including all major cities, and approximately 90% of Mexico’s population.

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years. Our AT&T Corp. segment is included below because it provides similar services to our wireline segment’s services.

	Percentage of Consolidated Total
	Operating Revenues
	2005	2004	2003

Wireline Segment
Voice	45%	51%	54%
Data	27%	27%	25%
Long-distance voice	9%	8%	6%
AT&T Corp. Segment
Voice	1%	-	-
Data	3%	-	-
Long-distance voice	3%	-	-
Directory Segment
Directory advertising [1]	9%	9%	10%

1Approximately 96%, 96% and 95% of directory advertising revenues were recorded in the directory segment for 2005, 2004 and 2003. The remaining directory advertising revenues were recorded in the wireline segment.

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

AT&T Inc.

	Percentage of Total
	Segment Operating Revenues (including 100 % of Cingular)
	2005	2004	2003

Wireline Segment
Voice	25%	34%	39%
Data	15%	18%	18%
AT&T Corp. Segment
Data	1%	-	-
Cingular Segment
Wireless subscriber	39%	29%	26%

Directory advertising contributes less than 10% of total segment operating revenues when we include 100% of Cingular in the calculation.

GOVERNMENT REGULATION

Our wireline and ATTC subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services. These subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

ATTC subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Additional information relating to federal and state regulation of our wireline and ATTC subsidiaries is contained in the 2005 AT&T Annual Report to Stockholders under the heading “Regulatory Developments” beginning on page 35, and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a global portfolio of more than 5,000 trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments as well as notices asserting that our products or services infringe on their patents and other intellectual property rights. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse affect on our results of operations.

MAJOR CUSTOMER

No customer accounted for more than 10% of our consolidated revenues in 2005, 2004 or 2003.

AT&T Inc.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2005 AT&T Annual Report to Stockholders under the heading “Competition” beginning on page 39, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our AT&T Corp. segment, performed at our subsidiary AT&T Labs. AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. AT&T Labs works with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. In addition to AT&T Labs, applied research, technology planning and evaluation services are also conducted at our wireline subsidiary, SBC Laboratories, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were approximately $130 million in 2005, $86 million in 2004 and $78 million in 2003.

EMPLOYEES

As of January 31, 2006, we employed approximately 189,000 persons. Approximately 60 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions.

In December 2005, we agreed to new contracts with the CWA and IBEW for certain employees covered under labor agreements previously negotiated by ATTC. The new labor agreements are for three years and four months, cover approximately 11,000 employees and replace three-year contracts that expired in December 2005. The union members ratified the labor agreements which contain provisions dealing with employment security and changes to active nonmanagement employees’ pension benefits and medical coverage.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the 2005 AT&T Annual Report to Stockholders under the heading “Risk Factors” on page 49 through page 51 which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

•

The final outcome of FCC proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, availability and pricing of unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements (EELs).

•

The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, broadband deployment including Project Lightspeed, performance measurement plans, service standards and traffic compensation.

•	Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments.
•

Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies (e.g., cable, wireless and VoIP) and UNE-P requirements, and our ability to maintain capital expenditures.

•	The extent of competition and the resulting pressure on access line totals and wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireline and wireless markets.
•

The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including state regulatory proceedings relating to UNE-Ps and nonregulation of comparable alternative technologies (e.g., VoIP).

•

The timing, extent and cost of deployment of our Project Lightspeed broadband initiative; the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative, and; the availability and reliability of the various technologies required to provide such offerings.

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

•

The impact of the wireless joint venture with BellSouth, known as Cingular, including: marketing and product-development efforts; customer acquisition and retention costs; access to additional spectrum; network upgrades; technological advancements; industry consolidation, including the acquisition of AT&T Wireless, and; availability and cost of capital.

•	Cingular’s failure to achieve, in the amounts and within the time frame expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless.
•

The impact of our acquisition of ATTC, including the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third-party relationships and revenues.

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2005, approximately 92% of our property, plant and equipment was owned by our wireline subsidiaries and 8% was owned by ATTC’s subsidiaries. Network access lines represented approximately 37% of our telephone plant; central office equipment represented 38%; land and buildings represented 11%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 8%; and other miscellaneous property represented 6%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the 2005 AT&T Annual Report to Stockholders under the headings “Antitrust Litigation,” “AT&T Wireless Litigation,” “Retiree Phone Concession Litigation” on page 43 and “Hepting Litigation” on page 44, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 28, 2006)

Name	Age	Position	Held Since

Edward E. Whitacre Jr.	64	Chairman and Chief Executive Officer	1/1990
James W. Callaway	59	Senior Executive Vice President – Business Development	1/2006
James W. Cicconi	53	Senior Executive Vice President – External and Legislative Affairs	11/2005
James D. Ellis	62	Senior Executive Vice President and General Counsel	3/1989
Karen E. Jennings	55	Senior Executive Vice President – Human Resources and Communications	10/1998
James S. Kahan	58	Senior Executive Vice President – Corporate Development	7/1993
Richard G. Lindner	51	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	53	Group President AT&T Communications Corp.	11/2005
John T. Stankey	43	Senior Executive Vice President and Chief Technology Officer	3/2004
Randall L. Stephenson	45	Chief Operating Officer	5/2004
Rayford Wilkins, Jr.	54	Group President	2/2005

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries or Cingular for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2005 and 2004 was 1,516,977 and 910,044. The number of stockholders of record as of February 24, 2006 was 1,504,535. We declared dividends, on a quarterly basis, totaling $1.30 per share in 2005 and $1.26 per share in 2004.

During 2005, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into shares. Each director also receives an annual grant of DSUs. During 2005, an aggregate of 108,029 shares and DSUs were acquired by non-employee directors at prices ranging from $23.38 to $24.91, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act. During the fourth quarter of 2005, two non-employee directors acquired a total of 8,140 restricted stock units in connection with our acquisition of ATTC, under ATTC’s AT&T 2004 Long Term Incentive Program. Under the program, units are convertible into shares of common stock. The issuance of restricted stock units was exempt from registration pursuant to Section 4(2) of the Securities Act.

On November 18, 2005, in connection with the completion of our acquisition of ATTC, we issued 768,391.4 shares of AT&T Perpetual Cumulative Preferred Stock, par value $1 per share (the “Subsidiary Preferred Shares”), with an aggregate liquidation preference of $768,391,400, to certain wholly owned subsidiaries of AT&T. The Subsidiary Preferred Shares were issued in connection with the merger in exchange for shares of preferred stock of ATTC that were formerly owned exclusively by wholly owned subsidiaries of ATTC. We received no cash proceeds as a result of the issuance of the Subsidiary Preferred Shares. The exchange of Subsidiary Preferred Shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2005 AT&T Annual Report to Stockholders under the headings “Quarterly Financial Information” on page 83, “Selected Financial and Operating Data” on page 18, “Issuer Equity Repurchases” on page 49, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the 2005 AT&T Annual Report to Stockholders under the heading “Selected Financial and Operating Data” on page 18 which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Information required by this Item is included in the 2005 AT&T Annual Report to Stockholders on page 19 through page 52, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2005 AT&T Annual Report to Stockholders under the heading “Market Risk” on page 47 through page 49, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2005 AT&T Annual Report to Stockholders on page 53 through page 83, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2005.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of ATTC, which we acquired on November 18, 2005. At December 31, 2005 and for the period from November 18 through December 31, 2005, total assets and total segment revenues subject to ATTC’s internal control over financial reporting represented 29.0% and 6.6% of AT&T’s consolidated total assets and total revenues as of and for the year ended December 31, 2005. Based on its assessment, AT&T management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation Report of the Registered Public Accounting Firm

AT&T’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. The attestation report is included in the 2005 AT&T Annual Report to Stockholders on page 86, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 10, 2006 (Proxy Statement) under the heading “Election of Directors,” under the heading “Compensation of Directors,” under the heading “Contracts with Management” and under the heading “Audit Committee.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the committee are Messrs. Aldinger, Amelio, Eby, Madonna, McCoy and Ritchey.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is included in the registrant’s Proxy Statement, under the heading “Compensation of Directors,” and the pages beginning with the heading “Summary Compensation Table,” and ending with, and including, the page immediately before the heading “Equity Compensation Plan Information” which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the Proxy Statement under the heading “Common Stock Ownership,” which is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plan Information

Information required by Item 201(d) of Regulation S-K is included in the Proxy Statement under the heading “Equity Compensation Plan Information,” which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included in the Proxy Statement under the heading “Contracts with Management,” which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the Proxy Statement under the heading “Principal Accountant Fees and Services,” which is incorporated herein by reference pursuant to General Instruction G(3).

AT&T Inc.

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Page
(1) Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income	*
Consolidated Balance Sheets	*
Consolidated Statements of Cash Flows	*
Consolidated Statements of Stockholders’ Equity	*
Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2005. (See Part II.)

Page

(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	22

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

Exhibit
Number

2

Agreement and Plan of Merger, dated as of January 30, 2005, among AT&T Corp., SBC Communications Inc. and Tau Merger Sub Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005). (Exhibit 4.1 to Form 8-K dated November 18, 2005.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 18, 2005. (Exhibit 3-a to Form 8-K dated November 18, 2005.)

3-b	Bylaws amended April 29, 2005. (Exhibit 3-b to Form 10-Q filed for March 31, 2005.)

4-a

Certificate of Designations for Perpetual Cumulative Preferred Stock of SBC Communications Inc., filed with the Secretary of State of the State of Delaware on November 18, 2005. (Contained in Restated Certificate of Incorporation filed as Exhibit 3-a.)

4-b

No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-c, 4-d, 4-e, and 4-f below. Pursuant to this regulation,

AT&T Inc.

the registrant hereby aggress to furnish a copy of any such instrument not filed herewith to the SEC upon request.

4-c	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-d to Form 10-K for 1999.)

4-d

Guaranty of certain obligations of Ameritech Capital Funding Corp., Illinois Bell Telephone Co., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., The Ohio Bell Telephone Co., Pacific Bell Telephone Co., Southern New England Telecommunications Corp., The Southern New England Telephone Co., Southwestern Bell Telephone Co., Wisconsin Bell, Inc. (Exhibit 4-c to Form 10-Q for September 30, 2005.)

4-e	Guarantee of AT&T Corp. Euro notes. (Exhibit 4-d to Form 8-K dated November 18, 2005.)

4-f	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

10-a	Short Term Incentive Plan.

10-b	Supplemental Life Insurance Plan.

10-c	Supplemental Retirement Income Plan. (Exhibit 10-c to Form 10-K for 2004.)

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2002.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2002.)

10-f	Officer Disability Plan, formerly the Senior Management Long Term Disability Plan.

10-g	Salary and Incentive Award Deferral Plan.

10-h	Executive Health Plan, formerly the Supplemental Health Plan.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-k to Form 10-K for 1997.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

10-k	Forms of Change of Control Severance Agreements for officers of SBC and certain officers of SBC’s subsidiaries (Approved November 21, 1997). (Exhibit 10-n to Form 10-K for 1997.)

10-l	Stock Savings Plan.

10-m	1992 Stock Option Plan. (Exhibit 10-n to Form 10-K for 2001.)

10-n	1996 Stock and Incentive Plan. (Exhibit 10-o to Form 10-K for 2002.)

10-o	Non-Employee Director Stock and Deferral Plan. (Exhibit 10-p to Form 10-K for 2004.)

AT&T Inc.

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-p(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (Reg. 1-8609).)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (Reg. 1-8609).)

10-r(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-s	Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group’s 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994.)

10-s(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995.)

10-t	2001 Incentive Plan. (Exhibit 10-u to Form 10-K for 2002.)

10-u	Employment Agreement between SBC and Edward E. Whitacre Jr. (Exhibit 10-y to Form 10-K for 2001.)

10-v	2001 Stock Option Grant to Bargained-for and Certain Other Employees. (Exhibit 10-x to Form 10-K for 2002.)

10-w	1995 Management Stock Option Plan. (Exhibit 10-y to Form 10-K for 2002.)

10-x

Investment and Reorganization Agreement dated October 25, 2004, by and among BellSouth Corporation, SBC Communications Inc., Cingular Wireless Corporation, Cingular Wireless LLC, Links I Corporation, Cingular Wireless II, Inc., BLS Cingular Holdings, LLC, SBC Alloy Holdings, Inc., BellSouth Enterprises, Inc., BellSouth Mobile Systems, Inc., BellSouth Mobile Data, Inc. and SBC Long Distance, Inc. (Exhibit 99.01 to Cingular Wireless LLC's Form 8-K dated October 25, 2004.)

10-y	Concession Program for Directors. (Exhibit 10-bb to Form 10-Q for March 31, 2004.)

10-z	Amended and Restated Revolving Credit Agreement with Cingular Wireless LLC. (Exhibit 10-bb to Form 10-Q for June 30, 2005.)

10-aa	Three Year Credit Agreement. (Exhibit 10-cc to Form 10-Q for September 30, 2004.)

10-bb	Administrative Plan. (Exhibit 10-ee to Form 10-K for 2004.)

10-cc	Stock Purchase and Deferral Plan.

10-dd	Cash Deferral Plan.

AT&T Inc.

10-ee

Master Trust Agreement for SBC Communications Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibits 99.1-a, 99.1-b and 99.1-c to Schedule 13-D/A filed on December 28, 2004.)

10-ff	2005 Supplemental Employee Retirement Plan.

10-gg	AT&T 1997 Long Term Incentive Program.

10-hh	AT&T 2004 Long Term Incentive Program.

10-ii	AT&T Senior Management Incentive Award Deferral Plan.

10-jj	2006 Incentive Plan.

10-kk	Retention Agreement for James W. Cicconi dated January 26, 2006. (Exhibit 10.1 to Form 8-K dated January 26, 2006.)

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2005. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23-a	Consent of Ernst & Young LLP, registered public accounting firm for AT&T.

23-b	Consent of Ernst & Young LLP, registered public accounting firm for Cingular.

23-c	Consent of PricewaterhouseCoopers LLP, registered public accounting firm for Omnipoint Facilities Network II, LLC.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer

32	Section 1350 Certifications

99	Consolidated Financial Statements of Cingular Wireless, L.L.C. (Excerpt from Cingular’s 2005 Form 10-K.)

We will furnish to stockholders upon request, and without charge, a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectibles

Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisition of ATTC	Deductions (c)	Balance at End of Period

Year 2005	$1,001	744	184	356	1,109	$1,176
Year 2004 (d)	$1,058	761	447	-	1,265	$1,001
Year 2003 (d)	$1,425	846	381	-	1,594	$1,058

(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.
(d)

Amounts reflect the classification of balances related to a change in the way we report accounts receivable for our directory segment, which increased our Allowance for Uncollectibles. Additional information relating to this change is contained in the 2005 AT&T Annual Report to Stockholders in Note 1, and is incorporated herein by reference pursuant to General Instruction G(2).

Schedule II - Sheet 2

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Accumulated Amortization of Intangibles

Dollars in Millions

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
		(1)	(2)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year 2005	$719	271	-	4	$986
Year 2004	$691	117	-	89 (a)	$719
Year 2003	$493	203	-	5	$691

(a)	Includes $85 reversal of amount that was fully amortized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2006.

AT&T INC.

/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Edward E. Whitacre Jr.*
Chairman and
Chief Executive Officer

Principal Financial and

Accounting Officer:

Richard G. Lindner
Senior Executive Vice President and
Chief Financial Officer
/s/ Richard G. Lindner
Richard G. Lindner, as attorney-in-fact
and on his own behalf as Principal
Financial Officer and Principal
Accounting Officer

February 28, 2006

Directors:
Edward E. Whitacre Jr.*	John B. McCoy*
William F. Aldinger III*	Mary S. Metz*
Gilbert F. Amelio*	Toni Rembe*
August A. Busch III*	S. Donley Ritchey*
Martin K. Eby Jr.*	Joyce M. Roché*
James A. Henderson*	Randall L. Stephenson*
Charles F. Knight*	Laura D’Andrea Tyson*
Jon C. Madonna*	Patricia P. Upton*
Lynn M. Martin*

* by power of attorney