Form 10-Q
period 2006-03-31
AT&T INC.
filed 2006-05-05
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Yes [ ] No ☒

At April 28, 2006, common shares outstanding were 3,887,944,130.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2006	2005
Operating Revenues
Voice	$8,722	$5,852
Data	4,442	2,391
Directory	901	905
Other	1,770	1,100
Total operating revenues	15,835	10,248
Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	7,128	4,388
Selling, general and administrative	4,024	2,479
Depreciation and amortization	2,492	1,825
Total operating expenses	13,644	8,692
Operating Income	2,191	1,556
Other Income (Expense)
Interest expense	(464)	(353)
Interest income	85	109
Equity in net income (loss) of affiliates	334	(58)
Other income (expense) – net	11	47
Total other income (expense)	(34)	(255)
Income Before Income Taxes	2,157	1,301
Income taxes	712	416
Net Income	$1,445	$885
Earnings Per Common Share:
Net Income	$0.37	$0.27
Earnings Per Common Share - Assuming Dilution:
Net Income	$0.37	$0.27
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	3,882	3,303
Dividends Declared Per Common Share	$0.3325	$0.3225

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,057	$1,224
Accounts receivable – net of allowances for
uncollectibles of $1,131 and $1,176	8,647	9,351
Prepaid expenses	1,215	1,029
Deferred income taxes	1,874	2,011
Other current assets	1,057	1,039
Total current assets	13,850	14,654
Property, plant and equipment	150,516	149,238
Less: accumulated depreciation and amortization	92,149	90,511
Property, Plant and Equipment – Net	58,367	58,727
Goodwill	13,402	14,055
Intangible Assets – Net	8,214	8,503
Investments in Equity Affiliates	2,090	2,031
Investments in and Advances to Cingular Wireless	32,316	31,404
Other Assets	16,198	16,258
Total Assets	$144,437	$145,632

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$5,712	$4,455
Accounts payable and accrued liabilities	15,510	17,088
Accrued taxes	2,240	2,586
Dividends payable	1,293	1,289
Total current liabilities	24,755	25,418
Long-Term Debt	25,829	26,115
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	14,902	15,713
Postemployment benefit obligation	18,278	18,133
Unamortized investment tax credits	202	209
Other noncurrent liabilities	5,382	5,354
Total deferred credits and other noncurrent liabilities	38,764	39,409

Stockholders’ Equity
Common shares issued ($1 par value)	4,065	4,065
Capital in excess of par value	27,262	27,499
Retained earnings	29,257	29,106
Treasury shares (at cost)	(4,927)	(5,406)
Additional minimum pension liability adjustment	(218)	(218)
Accumulated other comprehensive income	(350)	(356)
Total stockholders’ equity	55,089	54,690
Total Liabilities and Stockholders’ Equity	$144,437	$145,632

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$1,445	$885
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,492	1,825
Undistributed earnings from investments in equity affiliates	(313)	74
Provision for uncollectible accounts	193	239
Amortization of investment tax credits	(7)	(6)
Deferred income tax expense (benefit)	66	(37)
Net gain on sales of investments	(8)	(66)
Changes in operating assets and liabilities:
Accounts receivable	509	128
Other current assets	(189)	(97)
Accounts payable and accrued liabilities	(2,057)	(1,624)
Stock-based compensation tax benefit	(8)	(3)
Other - net	335	(65)
Total adjustments	1,013	368
Net Cash Provided by Operating Activities	2,458	1,253
Investing Activities
Construction and capital expenditures	(1,821)	(1,050)
Receipts from (investments in) affiliates – net	(699)	596
Maturities of held-to-maturity securities	-	64
Dispositions	27	73
Acquisitions	(62)	(169)
Proceeds from note repayment	-	37
Net Cash Used in Investing Activities	(2,555)	(449)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	1,271	761
Repayment of other short-term borrowings	(2)	-
Repayment of long-term debt	(259)	(572)
Issuance of treasury shares	201	47
Dividends paid	(1,289)	(1,066)
Stock-based compensation tax benefit	8	3
Net Cash Used in Financing Activities	(70)	(827)
Net increase (decrease) in cash and cash equivalents from continuing operations	(167)	(23)
Net Cash Used in Operating Activities from Discontinued Operations	-	(310)
Net increase (decrease) in cash and cash equivalents	(167)	(333)
Cash and cash equivalents beginning of year	1,224	760
Cash and Cash Equivalents End of Period	$1,057	$427

Cash paid during the three months ended March 31 for:
Interest	$449	$413
Income taxes, net of refunds	$853	$1,426

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Three months ended
	March 31, 2006
	Shares	Amount
Common Stock
Balance at beginning of year	4,065	$4,065
Balance at end of period	4,065	$4,065

Capital in Excess of Par Value
Balance at beginning of year		$27,499
Issuance of shares		(191)
Stock based compensation		(46)
Balance at end of period		$27,262

Retained Earnings
Balance at beginning of year		$29,106
Net income ($0.37 per share)		1,445
Dividends to stockholders ($0.3325 per share)		(1,292)
Other		(2)
Balance at end of period		$29,257

Treasury Shares
Balance at beginning of year	(188)	$(5,406)
Issuance of shares	11	479
Balance at end of period	(177)	$(4,927)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(218)
Balance at end of period		$(218)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(356)
Other comprehensive income (loss) (see Note 3)		6
Balance at end of period		$(350)
See Notes to Consolidated Financial Statements.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireline and wireless telecommunications services and equipment as well as directory advertising and publishing services.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships, joint ventures, including Cingular Wireless (Cingular), and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. We account for our 60% economic interest in Cingular under the equity method since we share control equally (i.e., 50/50) with our 40% economic partner in the joint venture. We have equal voting rights and representation on the Board of Directors that controls Cingular. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to three months of the date of our Consolidated Statements of Income.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Reclassifications We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. In 2006, we revised our segment reporting (see Note 5). In addition, we revised the product categories reported in operating revenue as follows: long-distance voice is now reported in voice revenue; integration services and customer premises equipment revenue, previously reported as voice and data revenue are now reported in other revenue; and directory revenues now reflect our traditional directory segment revenues.

Revenue Recognition Revenues derived from local telephone, long-distance and data services are recognized when services are provided. This is based upon either usage (e.g. minutes of traffic processed), period of time (e.g. monthly service fees) or other established fee schedules. Service revenues also include billings to our customers for various regulatory fees imposed on us by governmental authorities. We record an estimated revenue reduction for future adjustments to customer accounts, other than a provision for doubtful accounts, at the time revenue is recognized based on historical experience. Cash incentives given to customers are recorded as a reduction of revenue. When required as part of providing service, revenues and associated expenses related to nonrefundable, upfront service activation and set-up fees are deferred and recognized over the associated service contract period. If no service contract exists, those

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

fees are recognized over the average customer relationship period. Associated expenses are deferred only to the extent of such deferred revenue. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative fair value. We record the sale of equipment to customers as gross revenue when we are the primary obligor in the arrangement, when title is passed and the products are accepted by customers. For agreements involving the resale of third party services in which we are not considered the primary obligor of the arrangement, we record the revenue net of the associated costs incurred. For contracts where we provide customers with an indefeasible right to use network capacity, we recognize revenue ratably over the stated life of the agreement.

We recognize revenues and expenses related to publishing directories on the amortization method, which recognizes revenues and expenses ratably over the life of the directory title, typically 12 months.

Traffic Compensation Expense We use various estimates and assumptions to determine the amount of traffic compensation expenses recognized during any reporting period. Switched traffic compensation costs are accrued utilizing estimated rates by product, formulated from historical data and adjusted for known rate changes and volume levels, which are estimated for certain products and known for other products. Such estimates are adjusted monthly to reflect newly available information, such as rate changes and new contractual agreements. Bills reflecting actual incurred information are generally not received until three to nine months subsequent to the end of the reporting period, at which point a final adjustment is made to the accrued switched traffic compensation expense. Dedicated traffic compensation costs are estimated based on the number of circuits and the average projected circuit costs, based on historical data adjusted for rate changes. These costs are adjusted to reflect actual expenses over the three months following the end of the reporting period as bills are received.

Advertising Costs Advertising costs for advertising products and services or promoting our corporate image are expensed as incurred.

Income Taxes Deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. To the extent allowed by GAAP, we provide valuation allowances against the deferred tax assets for amounts when the realization is uncertain. Management reviews these items regularly in light of changes in tax laws and court rulings at both federal and state levels.

Our income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) and state taxing authorities. The IRS is expected to complete fieldwork for its audit of the 2000-2002 traditional SBC tax returns during 2006. This is not expected to have an adverse impact on the financial statements.

The IRS is also reviewing the tax returns for 2002 – 2004 of our subsidiary, AT&T Corp. (ATTC), as well as the ATTC 2005 short period return. Any adjustments resulting from the review of the 2002 – 2005 ATTC tax returns will be subject to the rules under purchase accounting and therefore are not expected to result in an adverse impact to the financial statements. Additionally, during the first quarter of 2006, we received Joint Committee approval of the IRS audit for ATTC’s 1997 - 2001 federal income tax returns. The closing of this audit resulted in a reduction to goodwill and a corresponding reduction in our net deferred tax liability, as required by the purchase accounting rules, of approximately $385. See Note 2 for additional information about adjustments to ATTC’s deferred tax liability.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Investment tax credits earned prior to their repeal by the Tax Reform Act of 1986 are amortized as reductions in income tax expense over the lives of the assets, which gave rise to the credits.

Cash Equivalents Cash and cash equivalents include all highly liquid investments with original maturities of three months or less, and the carrying amounts approximate fair value. At March 31, 2006, we held $611 in cash, $335 in money market funds and $111 in other cash equivalents.

Allowance for Uncollectibles We maintain an allowance for uncollectibles for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability of accounts receivable based on experience, taking into account current collection trends that are expected to continue, as well as general economic factors, including bankruptcy rates. Credit risks are assessed based on historical write-offs, net of recoveries, and future estimated net write-offs as well as an analysis of the aged accounts receivable balances with reserves generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcy or catastrophes. The analysis of receivables is performed monthly and the allowance for uncollectibles adjusted accordingly.

Investment Securities Investments in securities principally consist of held-to-maturity or available-for-sale instruments. Short-term and long-term investments in money market securities are carried as held-to-maturity securities. Available-for-sale securities consist of various debt and equity securities that are long-term in nature. Unrealized gains and losses, net of tax, are recorded in accumulated other comprehensive income. Our investment securities maturing within one year are recorded in “Other current assets” and instruments with maturities more than one year are recorded in “Other Assets” on the Consolidated Balance Sheets.

Property, Plant and Equipment Property, plant and equipment is stated at cost, except for assets acquired using purchase accounting, which are recorded at fair value at the time of their acquisition (see Note 2). The cost of additions and substantial improvements to property, plant and equipment is capitalized. The cost of maintenance and repairs of property, plant and equipment is charged to operating expenses. Property, plant and equipment are depreciated using the straight-line method over their estimated economic lives. Certain subsidiaries follow composite group depreciation methodology; accordingly, when a portion of their depreciable property, plant and equipment is retired in the ordinary course of business, the gross book value is reclassified to accumulated depreciation; no gain or loss is recognized on the disposition of this plant and equipment.

Property, plant and equipment is reviewed for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life.

Software Costs It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in “Property, Plant and Equipment” on our consolidated Balance Sheets and are amortized over three years. Software costs that do not meet capitalization criteria are expensed immediately.

Goodwill and Other Intangible Assets Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. During 2006, the carrying amount of our goodwill decreased $653 as a result of purchase accounting adjustments related to our acquisition of ATTC (see Note 2).

Intangible assets that have finite useful lives are amortized over their useful lives, which range from 1.5 to 18 years. Customer relationships are amortized using primarily the “sum of the months digits” method of amortization over the expected period in which those relationships are expected to contribute to our future cash flows, including consideration for demand, competition and other economic factors based in such a way as to allocate it as equitably as possible to periods during which we expect to benefit from those relationships.

Foreign Currency Translation Our foreign investments and foreign subsidiaries generally report their earnings in their local currencies. We translate our share of their foreign assets and liabilities at exchange rates in effect at the balance sheet dates. We translate our share of their revenues and expenses using average rates during the year. The resulting foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Gains and losses resulting from exchange rate changes on transactions denominated in a currency other than the local currency are included in earnings as incurred.

We have also entered into foreign currency contracts to minimize our exposure to risk of adverse changes in currency exchange rates. We are subject to foreign exchange risk for foreign currency-denominated transactions, such as debt issued, recognized payables and receivables and forecasted transactions. At March 31, 2006, our foreign currency exposures were principally Euros, British pound sterling, Danish krone and Japanese Yen.

Derivative Financial Instruments We record derivatives on the balance sheet at fair value. We do not invest in derivatives for trading purposes. We use derivatives from time to time as part of our strategy to manage risks associated with our contractual commitments. Some of these derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge and net investment hedge). Our derivative financial instruments primarily include interest rate swap agreements and foreign currency exchange contracts. We account for our interest rate swaps using mark-to-market accounting and include gains or losses from interest rate swaps when paid or received in interest expense on our Consolidated Statements of Income. Amounts paid or received on interest rate forward contracts (treasury rate locks) are amortized over the period of the related interest payments.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

All other derivatives are not formally designated for accounting purposes (undesignated). These derivatives, although undesignated for accounting purposes, are entered into to hedge economic risks.

On the balance sheet, we record changes in the fair value of fair value hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk. Gains or losses upon termination of our fair value hedges are amortized as interest expense over the term of the interest payments of the related debt issuances.

We record changes in the fair value of cash flow and net investment hedges, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, in “Accumulated other comprehensive income,” which is a component of Stockholders’ Equity. The settlement gains or costs on our cash flow hedges are amortized as interest expense over the term of the interest payments of the related debt issuances.

Changes in the fair value of undesignated derivatives are recorded in other income (expense) – net, along with the change in fair value of the underlying asset or liability, as applicable.

Cash flows associated with derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the item being hedged.

When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through other income (expense) – net. For fair value hedges, the underlying asset or liability will no longer be adjusted for changes in fair value and any asset or liability recorded in connection with the hedging relationship (including firm commitments) will be removed from the balance sheet and recorded in current period earnings. For cash flow hedges, gains and losses that were accumulated in other comprehensive income as a component of Stockholders’ Equity in connection with hedged assets or liabilities or forecasted transactions will be recognized in other income (expense) – net, in the same period the hedged item affects earnings.

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” we establish obligations for expected termination benefits provided to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At March 31, 2006, we had severance accruals for traditional SBC employees of approximately $383, of which $274 was established as merger-related severance accruals. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), severance accruals recorded for ATTC employees were included in the purchase price allocation (see Note 2).

Pension and Postretirement Benefits See Note 7 for a comprehensive discussion of our pension and postretirement benefit expense.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 2. ACQUISITIONS AND DISPOSITIONS

AT&T Corp. In November 2005, we acquired ATTC in a transaction accounted for under FAS 141. ATTC was one of the nation’s largest business service communications providers, offering a variety of global communications services, including large domestic and multinational businesses, small and medium-sized businesses and government agencies. ATTC operated one of the largest telecommunications networks in the U.S. ATTC was also a provider of domestic and international long-distance and usage-based-communications services to consumer customers.

Under the merger agreement, each share of ATTC common stock was exchanged for 0.77942 of a share of our common stock. We issued approximately 632 million shares to ATTC shareholders, giving them an approximate 16 percent stake in the combined company, based on common shares outstanding. In addition, immediately prior to the closing of the transaction, ATTC paid each ATTC shareholder a special dividend of $1.30 per share. Based on the $24.17 per share closing price of our common stock on the New York Stock Exchange (NYSE) on November 17, 2005, the last trading day before the closing of the merger, combined with the special dividend, consideration received by ATTC shareholders was approximately $16,300.

Based on the average closing price of our common stock on the NYSE for the two days prior to, including, and two days subsequent to the public announcement of the merger (January 31, 2005) of $23.87 and capitalized merger-transaction costs, the transaction was valued, for accounting purposes, at $15,517. ATTC is now a wholly owned subsidiary of AT&T and the results of ATTC’s operations have been included in our consolidated financial statements after the November 18, 2005 acquisition date.

Under the purchase method of accounting, the assets and liabilities of ATTC were recorded at their respective fair values as of the date of the acquisition. We obtained preliminary third-party valuations of property, plant and equipment, intangible assets (including the AT&T trade name), debt and certain other assets and liabilities. Because of the proximity of this transaction to year-end, the values of certain assets and liabilities were based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property, plant and equipment, valuation of investments and the involuntary termination of employees. We have 12 months from the closing of the acquisition to finalize our valuations. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill, which may be material. Adjustments to the preliminary valuation will be recorded in the period finalized. Changes to the valuation of property, plant and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired. Additionally, as part of the final valuation of the acquisition, we will determine to which entities and to what extent the benefit of the acquisition applies, and as required by GAAP, record the appropriate goodwill to each entity.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the ATTC assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first quarter of 2006.

	Purchase Price Allocation
	As of		As of
	12/31/05	Adjustments	3/31/06
Assets acquired
Current assets	$6,295	$19	$6,314
Property, plant and equipment	10,921	-	10,921
Intangible assets not subject to amortization
Trade name	4,900	-	4,900
Licenses	40	-	40
Intangible assets subject to amortization
Customer lists and relationships	3,050	-	3,050
Patents	150	-	150
Brand licensing agreements	70	-	70
Investments in unconsolidated subsidiaries	160	-	160
Other assets	4,247	-	4,247
Goodwill	12,343	(653)	11,690
Total assets acquired	42,176	(634)	41,542

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	6,740	39	6,779
Long-term debt	8,293	-	8,293
Deferred income taxes	531	(673)	(142)
Postemployment benefit obligation	8,807	-	8,807
Other noncurrent liabilities	2,288	-	2,288
Total liabilities assumed	26,659	(634)	26,025
Net assets acquired	$15,517	$-	$15,517

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to tax liabilities are offset by a change in goodwill. During the first quarter of 2006, modifications to various pre-merger tax estimates and the resolution of an ATTC Internal Revenue Service audit (for the years 1997-2001) resulted in a reduction in goodwill of $653 and are reflected in the adjustments column above.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

ATTC maintained change-in-control provisions with its employees that required enhanced severance and benefit payments be paid to employees of ATTC when a change-in-control occurred. Included in the liabilities assumed at acquisition, were employee-related accruals of approximately $1,543. Following is a summary of the accrual to be paid by the Company, from ATTC's pension plans and from ATTC's postemployment benefit plans.

For the Quarter Ended 3/31/06
Balance at 12/31/05	Cash Payments	Balance at 3/31/06
Paid out of:
Company funds	$ 870	$ (46)	$ 824
Pension plans	636	(4)	632
Postemployment benefit plans	37	-	37

Total	$ 1,543	$ (50)	$ 1,493

The following unaudited pro forma consolidated results of operations assume that the acquisition of ATTC was completed as of January 1, 2005.

	For the Quarter Ended				For the Year Ended
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	2005
Revenues	$16,670	$16,602	$16,468	$16,279	$66,019
Net Income	1,319	1,257	1,729	1,862	6,167

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2006 and 2005 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges. The foreign currency translation adjustment is due to exchange rate fluctuations in our foreign affiliates’ local currencies. The reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended
	March 31,
	2006	2005
Net income	$1,445	$885
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(20)	(2)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	27	(16)
Less reclassification adjustment realized in net income	(6)	(27)
Reclassification adjustment for losses on cash flow hedges included in net income	4	1
Other	1	-
Other comprehensive income (loss)	6	(44)
Total comprehensive income	$1,451	$841

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three months ended March 31, 2006 and 2005 are shown in the table below:

	Three months ended
	March 31,
	2006	2005
Numerators
Numerator for basic earnings per share:
Net income	$1,445	$885
Dilutive potential common shares:
Other stock-based compensation	3	2
Numerator for diluted earnings per share	$1,448	$887
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,882	3,303
Dilutive potential common shares:
Stock options	3	1
Other stock-based compensation	17	11
Denominator for diluted earnings per share	3,902	3,315
Basic earnings per share
Net income	$0.37	$0.27
Diluted earnings per share
Net income	$0.37	$0.27

At March 31, 2006 and 2005, we had issued and outstanding options to purchase approximately 264 and 209 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 231 and 196 million shares exceeded the average market price of AT&T stock for the three months ended March 31, 2006 and 2005. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2006, the exercise price of 35 million share options were below market price. Of these options, 5 million will expire by the end of 2007.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. As a result of our November 18, 2005 acquisition of ATTC we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments that reflect the current management of our business: (1) wireline, (2) Cingular, (3) directory and (4) other.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services, managed networking to business customers and satellite television services through our agreement with EchoStar Communications Corp.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes our directory operations, including Yellow and White Pages advertising and electronic publishing. Our portion of the results from YELLOWPAGES.COM (YPC), a joint venture with BellSouth Corporation (BellSouth), is recorded in this segment as equity in net income of affiliates.

The other segment includes results from Sterling Commerce Inc. and all corporate and other operations. This segment also includes our portion of the results from our international equity investments and from Cingular as equity in net income of affiliates, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory and Other columns represent the segment results of each such operating segment. The Wireline column includes revenues from services sold to Cingular of $382 in the first quarter of 2006 and $182 in the first quarter of 2005 (see Note 6). Since we account for Cingular using the equity method of accounting, these revenues are not eliminated upon consolidation and as such, remain in consolidated revenue. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

At March 31, 2006 or for the three months ended
					Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	Other	and Elimination	Elimination	Results
Revenues from external customers	$14,731	$8,980	$901	$203	$-	$(8,980)	$15,835
Intersegment revenues	8	-	22	-	(30)	-	-
Total segment operating revenues	14,739	8,980	923	203	(30)	(8,980)	15,835
Operations and support expenses	10,557	6,493	447	178	(30)	(6,493)	11,152
Depreciation and amortization expenses	2,430	1,680	1	61	-	(1,680)	2,492
Total segment operating expenses	12,987	8,173	448	239	(30)	(8,173)	13,644
Segment operating income	1,752	807	475	(36)	-	(807)	2,191
Interest expense	-	297	-	-	464	(297)	464
Interest income	-	4	-	-	85	(4)	85
Equity in net income (loss) of affiliates	-	-	(5)	339	-	-	334
Other income (expense) – net	-	(36)	-	-	11	36	11
Segment income before income taxes	$1,752	$478	$470	$303	$(368)	$(478)	$2,157

Segment Assets	$104,409	$79,344	$3,950	$130,809	$(94,731)	$(79,344)	$144,437

For the three months ended March 31, 2005
					Consolidation	Cingular	Consolidated
	Wireline	Cingular	Directory	Other	and Elimination	Elimination	Results
Revenues from external customers	$9,174	$8,229	$905	$169	$-	$(8,229)	$10,248
Intersegment revenues	8	-	24	-	(32)	-	-
Total segment operating revenues	9,182	8,229	929	169	(32)	(8,229)	10,248
Operations and support expenses	6,293	6,440	444	160	(30)	(6,440)	6,867
Depreciation and amortization expenses	1,773	1,675	2	52	(2)	(1,675)	1,825
Total segment operating expenses	8,066	8,115	446	212	(32)	(8,115)	8,692
Segment operating income	1,116	114	483	(43)	-	(114)	1,556
Interest expense	-	338	-	-	353	(338)	353
Interest income	-	18	-	-	109	(18)	109
Equity in net income (loss) of affiliates	-	2	(1)	(58)	1	(2)	(58)
Other income (expense) – net	-	(14)	-	-	47	14	47
Segment income before income taxes	$1,116	$(218)	$482	$(101)	$(196)	$218	$1,301

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. TRANSACTIONS WITH CINGULAR

We and BellSouth, the two owners of Cingular, have each made a subordinated loan to Cingular (shareholder loans). Our shareholder loan to Cingular totaled $4,108 at March 31, 2006 and December 31, 2005. This loan bears interest at an annual rate of 6.0% and matures in June 2008. We earned interest income on this loan of $61 in the first quarter of 2006 and $87 in the first quarter of 2005.

We and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offered Rate) plus 0.05%, which expires July 31, 2007. This agreement includes a provision for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement.

In the first quarter of 2006, our net advances to Cingular totaled $699 under the revolving credit agreement. Our share of advances to Cingular under the revolving credit agreement is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets and totaled $1,006 at March 31, 2006 and $307 at December 31, 2005.

We generated revenues of $382 in the first quarter of 2006 and $182 in the first quarter of 2005 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through AT&T sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income of affiliates” line on our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

NOTE 7. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2006.

AT&T INC.

MARCH 31, 2006

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

	Three months ended
	March 31,
	2006	2005
Pension cost:
Service cost – benefits earned during the period	$260	$196
Interest cost on projected benefit obligation	628	403
Expected return on assets	(991)	(636)
Amortization of prior service cost and transition asset	37	47
Recognized actuarial loss	93	39
Net pension cost	$27	$49

Postretirement benefit cost:
Service cost – benefits earned during the period	$109	$99
Interest cost on accumulated postretirement
benefit obligation	494	367
Expected return on assets	(234)	(189)
Amortization of prior service benefit	(90)	(80)
Recognized actuarial loss	126	114
Postretirement benefit cost	$405	$311

Combined net pension and postretirement cost	$432	$360

Our combined net pension and postretirement cost increased $72 in the first quarter of 2006. Net pension and postretirement costs in 2006 reflect the November 2005 acquisition of ATTC, changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75% (an increase to expense) and net losses on plan assets in prior years. In accordance with GAAP, we recognize actual gains and losses on pension and postretirement plan assets equally over a period of not more than five years.

As part of our acquisition of ATTC, we acquired certain non-U.S. operations. Net pension cost for non-U.S. plans was $8 in the first quarter of 2006.

Net supplemental retirement pension benefits cost were $38 in the first quarter of 2006 and $27 in the first quarter of 2005, of which $26 and $17 was interest cost, respectively.

AT&T INC.

MARCH 31, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 8. PENDING ACQUISITION OF BELLSOUTH

On March 4, 2006, we agreed to acquire BellSouth in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the merger (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $65,000.

We and BellSouth jointly own Cingular and the internet directory publisher YPC. In the Cingular joint venture, we hold a 60 percent economic interest and BellSouth holds a 40 percent interest and in the YPC joint venture we hold a 66 percent economic interest and BellSouth holds a 34 percent interest. For each joint venture control is shared equally (i.e., 50/50). We and BellSouth each account for the joint ventures under the equity method of accounting, recording the proportional share of Cingular’s and YPC’s income as equity in net income of affiliates on the respective consolidated statements of income and reporting the ownership percentage of Cingular’s net assets as “Investments in and Advances to Cingular Wireless” and the ownership percentage of YPC’s net assets as “Investments in Equity Affiliates” on the respective consolidated balance sheets. After the BellSouth acquisition, BellSouth, Cingular and YPC will be wholly-owned subsidiaries of AT&T.

The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of AT&T and BellSouth. The transaction also is subject to review by the U.S. Department of Justice and approval by the Federal Communications Commission and various other regulatory authorities. We currently expect the transaction to close by the end of 2006.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services have been omitted. AT&T is a holding company; AT&T does not provide communications services, rather, its subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireline and wireless telecommunications services and equipment as well as directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the tables throughout this section, percentage increases and decreases that equal or exceed 100% are not considered meaningful and are denoted with a dash.

Consolidated Results We completed our acquisition of AT&T Corp. (ATTC) on November 18, 2005. Consolidated results for the three month period ended March 31, 2006 include results from ATTC. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for ATTC prior to our acquisition, including for the three months ended March 31, 2005, are not included in our operating results and are therefore not discussed. Our financial results in the first quarter of 2006 and 2005 are summarized as follows:

	First Quarter
	Percent
	2006	2005	Change
Operating revenues	$15,835	$10,248	54.5%
Operating expenses	13,644	8,692	57.0
Operating income	2,191	1,556	40.8
Income before income taxes	2,157	1,301	65.8
Net income	1,445	885	63.3

Overview

Operating income As noted above, our first quarter 2006 revenues and expenses reflect the addition of ATTC’s results while our first quarter 2005 results do not include ATTC. Accordingly, the following discussion of changes in our revenues and expenses will be significantly affected by the ATTC acquisition. Our operating income increased $635, or 40.8%, in the first quarter of 2006 and our operating income margin decreased from 15.2% to 13.8%. The decline in operating income margin reflects additional expense associated with merger and integration costs and additional amortization expense on those intangibles identified at the time of our acquisition of ATTC, as well as the lower margins of the products of the acquired business. Operating income increased primarily due to growth in data revenues, which accounted for approximately 28% of our operating revenues in the first quarter of 2006 and 23% for the quarter ended March 31, 2005, slightly offset by the negative effects of a continued decline in access lines.

Retail access lines continued to decline due to increased competition, as customers disconnected both primary and additional lines and began using wireless and Voice over Internet Protocol (VoIP) technology offered by competitors and cable instead of phone lines for voice and data. This was also a contributing factor in the year-ago period. Retail access lines also declined for both periods due to customers disconnecting their additional

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

lines when purchasing our broadband internet-access (DSL) services. While we lose some revenue when a wireline customer shifts from one of our retail primary lines to a competitor that relies on a resale or wholesale product, we lose all revenue when a wireline customer shifts to a competitor using an alternative technology such as cable, wireless or VoIP or their own network facilities. Increasing shifts to competitors’ alternative technologies and facilities-based competition will continue to pressure our operating margins. Although retail access line losses have continued, the trend has stabilized, reflecting in part our ability to offer retail nationwide long-distance service as well as offerings combining multiple services for one fixed price (bundles).

The decline in access lines and the corresponding voice revenue also reflects decreasing wholesale revenues from lines provided under the former Unbundled Network Element-Platform (UNE-P) rules (which ended in March 2006), as competitors moved to alternate arrangements to serve their customers or their customers chose an alternative technology. Competitors representing a majority of our former UNE-P lines have signed commercial agreements with us and therefore remain as our wholesale customers. However, for the remaining UNE-P lines, we believe, based on marketing research, that customers primarily switched to competitors using alternative technologies or their own networks as opposed to returning as our retail customers.

Operating revenues Our operating revenues increased $5,587, or 54.5%, in the first quarter of 2006 primarily due to our acquisition of ATTC. The increase also reflects growth in data slightly offset by continued pressure in voice, reflecting access line decreases in our traditional SBC 13-state region (“in-region”) and decreased demand for vertical services and wholesale services including UNE-P lines. At March 31, 2006, we had 7.4 million DSL lines in service, an increase of 1.8 million lines from the year-ago period and 511,000 lines from December 31, 2005; and had 48.8 million in-region access lines, a decrease of 3.1 million lines from the year-ago period and 645,000 from December 31, 2005. Operating revenue changes are discussed in greater detail in our “Segment Results” sections.

Operating expenses Our operating expenses increased $4,952, or 57.0%, in the first quarter of 2006 primarily due to our acquisition of ATTC, and also included merger integration costs of $266 and amortization expense on intangible assets of $266. Our first quarter 2006 expenses also include decreases related to workforce reductions, reflecting a decline of 3,390 employees from December 31, 2005. As of March 31, 2006 we were ahead of our scheduled workforce reductions associated with the ATTC acquisition. Our significant expense changes are discussed in greater detail in our “Segment Results” sections.

Interest expense increased $111, or 31.4%, in the first quarter of 2006. The increase in 2006 was primarily due to interest expense on ATTC’s outstanding debt. We expect continued increases in interest expense during 2006 as a result of including ATTC’s outstanding debt in our consolidated financial statements.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Interest income decreased $24, or 22%, in the first quarter of 2006. The decrease in interest income was primarily due to the pay-down by Cingular of our shareholder loan to them; this decrease was partially offset by our benefiting from the reduced interest expense at Cingular due to our 60% ownership in Cingular, which is reflected in equity in net income of affiliates.

Equity in net income of affiliates increased $392 in the first quarter of 2006. The increase was primarily due to an increase of approximately $357 in our proportionate share of Cingular’s results and an increase of $51 in results from our international holdings.

We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income (loss) of affiliates” line item on our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section. Our accounting for Cingular is described in more detail in Note 5.

The increase from international holdings in the first quarter was largely attributable to an increase in results from Teléfonos de México, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil). Our international equity holdings are discussed in detail in our “Other Segment Results” section.

Other income (expense) – net We had other income of $11 in the first quarter of 2006 and $47 in the first quarter of 2005. Results in the first quarter of 2005 primarily consisted of gains of $68 on the sale of shares of Amdocs Limited (Amdocs) and SpectraSite, Inc. (SpectraSite), partially offset by a charge of $21 related to the other-than-temporary decline in the value of various cost investments.

Income taxes increased $296, or 71.2%, in the first quarter of 2006. The increase was due to higher income before income taxes in 2006, which was primarily the result of increased operating income and an increase in equity in net income of affiliates (see previous discussion). Our effective tax rate was 33.0% in the first quarter of 2006 and 32.0% in the same period in 2005.

Selected Financial and Operating Data

	March 31,
	2006	2005
Debt ratio[1]	36.4%	40.2%
In-region network access lines in service (000) [2]	48,768	51,868
In-region wholesale lines (000)[2]	4,667	6,503
DSL lines in service (000)	7,432	5,608
Number of AT&T employees[3]	186,560	160,880
Cingular Wireless customers (000)[4]	55,810	50,350
[1]	See our “Liquidity and Capital Resources” section for discussion.
[2]	In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).
[3]	Number of employees at December 31, 2005 was 189,950.
[4]	Amounts represent 100% of the cellular/PCS customers of Cingular.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 5 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. As a result of our November 18, 2005 acquisition of ATTC, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments that reflect the current management of our business: (1) wireline; (2) Cingular; (3) directory; and (4) other.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, data and messaging services, managed networking to business customers and satellite television services through our agreement with EchoStar Communications Corp.
(“AT&T | DISH Network” offering).

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes all directory operations, including Yellow and White Pages advertising and electronic publishing. Our portion of the results from YELLOWPAGES.COM (YPC) is recorded in this segment as equity in net income of affiliates.

The other segment includes results from Sterling Commerce Inc. (Sterling) and all corporate and other operations. The other segment also includes our portion of the results from our international equity investments and from Cingular as equity in net income of affiliates, as discussed above. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we record our portion of Cingular’s results as equity in net income of affiliates in the other segment.

The following tables show components of results of operations by segment. A discussion of significant segment results is also presented following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Wireline

Segment Results

	First Quarter
			Percent
	2006	2005	Change
Segment operating revenues
Voice	$8,722	$5,852	49.0%
Data	4,442	2,391	85.8
Other	1,575	939	67.7
Total Segment Operating Revenues	14,739	9,182	60.5
Segment operating expenses
Cost of sales	6,856	4,123	66.3
Selling, general and administrative	3,701	2,170	70.6
Depreciation and amortization	2,430	1,773	37.1
Total Segment Operating Expenses	12,987	8,066	61.0
Segment Income	$1,752	$1,116	57.0%

Operating Margin Trends

Our wireline segment operating income increased $636, or 57.0%, in the first quarter of 2006 reflecting incremental revenue and expenses from our acquisition of ATTC, while our operating income margin decreased from 12.2% in the first quarter of 2005 to 11.9% in the first quarter of 2006. Exclusive of the results attributable to the acquisition of ATTC, operating income increased primarily due to growth in data revenue. The decrease in operating income margin reflects additional expense associated with merger and integration costs and additional amortization expense on those intangibles identified at the time of our acquisition of ATTC.

While voice revenue increased due to the acquisition of ATTC, in-region retail access lines continued to decline due to customers continuing to disconnect primary and additional lines and switching to competitors’ alternative technologies, such as wireless, and to a lesser extent VoIP and cable for voice and data. Retail access lines also declined for both periods due to customers disconnecting their additional lines when purchasing our broadband internet-access (DSL) services. While we lose some revenue when a wireline customer shifts from one of our retail primary lines to a competitor that relies on a resale or wholesale product, we lose all revenue when a wireline customer shifts to a competitor’s alternative technology such as cable, wireless or VoIP or a facilities-based competitor. Increasing use of competitor's alternative technologies and facilities-based competition will continue to pressure our operating margins. However, although retail access line losses have continued, the trend has slowed, reflecting in part our ability to offer retail nationwide long-distance service as well as offerings combining multiple services for one fixed price (bundles).

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Wireline Operating Results

All variances other than those specifically stated as being due to the ATTC acquisition are related to the operations of traditional SBC.

Voice revenues increased $2,870, or 49.0%, in the first quarter of 2006 primarily due to the acquisition of ATTC. Included in voice revenues are revenues from long-distance, local voice and local wholesale services. Voice revenues do not include any of our VoIP revenues, which are included in data revenues. In the first quarter of 2006, revenue increased $2,852 in long-distance and $194 in local voice, partially offset by revenue declines of $176 in local wholesale. On a sequential basis, revenues in our traditional SBC regions increased in line with the fourth quarter of 2005 but were partially offset by a continuing decline in pro forma revenues from ATTC’s traditional mass-market customer category, which include revenues from the traditional ATTC standalone long-distance and bundled local services for consumers and small business.

The increase in long-distance revenues were almost entirely driven by the increase in long-distance customers due to the acquisition of ATTC. Additionally, in-region retail long-distance revenues increased $99 in the first quarter of 2006, reflecting our higher long-distance penetration levels. Sales of combined long-distance and local calling fixed-fee offerings (referred to as “bundling”) also contributed to the increased long-distance revenues and customers. Long-distance revenues continued to increase in our traditional SBC Midwest, West and Southwest regions.

The increase in local voice revenues of $194 in the first quarter primarily reflects our acquisition of ATTC. Our local voice revenue growth will continue to be negatively impacted due to increased competition, including customers shifting to competitors’ wireless, VoIP technology and cable offerings for voice, and the disconnection of additional lines for DSL service and other reasons.

Local voice revenues were negatively impacted by declines in customer demand, calling features, inside wire and retail payphone revenues. The decline in customer demand decreased revenues $88. A decline in demand for calling features (e.g., Caller ID and voice mail), due primarily to the access line declines, decreased revenues approximately $47 in the first quarter of 2006. Lower demand for inside wire and retail payphone services decreased revenues approximately $38 in the first quarter of 2006. We expect payphone access lines and revenue to continue to decline in future periods. Voice revenue was also lower due to receiving a settlement of $32 from another carrier in the first quarter of 2005. We also expect mass-market consumer-based revenues acquired with ATTC to continue to decline on a sequential basis, but will positively contribute to results on a year-over-year basis. Partially offsetting these demand-related declines were revenue increases of $54 related to pricing increases for calling features in the first quarter of 2006.

Lower demand for wholesale services, primarily due to the decline in UNE-P lines provided to competitors, decreased revenue approximately $176 in the first quarter of 2006. Lines provided under the former UNE-P rules (which ended in March 2006) declined, as competitors moved to alternate arrangements to serve their customers or their customers chose an alternative technology. Competitors representing a majority of our UNE-P lines have signed commercial agreements with us and therefore remain our wholesale customers.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

For the remaining UNE-P lines, we believe, based on marketing research, that customers primarily switched to competitors using alternative technologies or their own networks as opposed to returning as our retail customers.

Data revenues increased $2,051, or 85.8%, in the first quarter of 2006, with increases of $779 in Internet Protocol (IP) data, $666 in transport and $606 in packet switched services, which were almost entirely due to the acquisition of ATTC. Revenues from our traditional SBC regions increased approximately 9.0% compared to the first quarter of 2005 and 2.0% sequentially, while pro forma revenues from ATTC’s traditional enterprise categories declined slightly compared to the first quarter of 2005 and sequentially.

Included in IP data revenues are services for dedicated internet access, virtual private network and other hosting services. Contributing to the increase in IP data services was continued growth in DSL, our broadband internet-access service. DSL internet service increased data revenues approximately $103 in the first quarter reflecting an increase in DSL lines in service, which was partially driven by lower-priced promotional offerings and pricing responses to competitors. The number of DSL lines in service grew to approximately 7.4 million, a 32.5% increase from March 31, 2005.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented about 50% of total data revenues in the first quarter of 2006 and 65% of total data revenues in the first quarter of 2005.

Our packet switched services includes frame relay, asynchronous transfer mode (ATM) and managed packet services. As customers continue to shift from this traditional technology to IP-based technology, we expect these services to decline as a percentage of our overall data revenues.

Other operating revenues increased $636 in the first quarter of 2006, primarily due to incremental revenue of $601 from our acquisition of ATTC. The major items included in other operating revenues are integration services and customer premises equipment, outsourcing, directory and operator assistance services and government-related services. Our co-branded AT&T | DISH Network satellite TV service increased revenue $15 in 2006. Partially offsetting these revenue increases were reduced demand for directory and operator assistance, billing and collection services provided to other carriers, wholesale and other miscellaneous products and services, which decreased revenue $42 in 2006.

Cost of sales expenses increased $2,733 in the first quarter of 2006, primarily related to the acquisition of ATTC, which increased expenses approximately $2,800. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network, and payphone operations. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Traffic compensation expense (for access to another carrier’s network) increased $113 in 2006, due primarily to growth in Yahoo! Inc. and long-distance service and as a result of decreased costs recorded in the first quarter of 2005 related to a carrier settlement. Benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $35 in 2006, primarily due to changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75%, and net losses on plan assets in prior years. Salary and wage merit increases and other bonus accrual adjustments increased expense $31 in 2006.

Partially offsetting these increases were lower nonemployee-related expenses such as contract services, agent commissions and materials and supplies costs, which decreased $60 in the first quarter of 2006. Lower employee levels decreased expenses, primarily salary and wages, $39 in 2006.

Costs associated with equipment sales and related network integration services decreased $34 in 2006 primarily as a result of the September 2005 amendment of our agreement for our co-branded AT&T | DISH Network satellite TV service. Prior to restructuring our relationship with EchoStar in September 2005, our co-branded AT&T | DISH Network satellite TV service had relatively high initial acquisition costs. Costs associated with equipment for large-business customers (as well as DSL and, previously, video) typically are greater than costs associated with services that are provided over multiple years.

Expenses also decreased in 2006 resulting from repair costs of approximately $100 incurred in the first quarter of 2005 related to severe weather in our traditional SBC regions.

Selling, general and administrative expenses increased $1,531 in the first quarter of 2006, primarily due to the ATTC acquisition, which increased expenses approximately $1,250. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions, and; corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Other wireline segment costs increased $274 in 2006, most of which was advertising related to promotion of the new AT&T name. In addition, advertising expense increased $25 in 2006 primarily driven by our promotion of the Home Turf campaign and sponsorship of the Winter Olympics. Salary and wage merit increases and other bonus accrual adjustments increased expenses $22 in 2006. Benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $19 in 2006 primarily due to changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75% and net losses on plan assets in prior years. Nonemployee related expenses, such as contract services, agent commissions and materials and supplies costs, increased $30 in 2006.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Partially offsetting these increases were lower employee levels, which decreased expenses, primarily salary and wages, $69 in the first quarter of 2006. Our provision for uncollectible accounts decreased $28 in 2006 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers.

Depreciation and amortization expenses increased $657 in 2006. Expenses increased $734 due to the acquisition of ATTC, of which $266 related to amortization of intangible assets, primarily customer lists and relationships, identified at the time of the merger. Expenses related to traditional SBC decreased $77 in the first quarter of 2006, due primarily to significantly lower capital expenditures since 2001.

Supplemental Information

Access Line Trends

Following is a summary of our in-region switched access lines at March 31, 2006 and 2005:

In-Region [1]
Switched Access Lines	March 31,
			Increase
(in 000’s)	2006	2005	(Decrease)

Retail Consumer
Primary	22,630	23,222	(592)
Additional	3,786	4,218	(432)
Retail Consumer Subtotal	26,416	27,440	(1,024)

Retail Business	17,377	17,507	(130)
Retail Subtotal	43,793	44,947	(1,154)
Percent of total switched access lines	89.8%	86.7%

Sold to ATTC	1,517	2,144	(627)
Sold to other CLECs [2]	3,150	4,359	(1,209)
Wholesale Subtotal	4,667	6,503	(1,836)
Percent of total switched access lines	9.6%	12.5%

Payphone (Retail and Wholesale)	308	418	(110)
Percent of total switched access lines	0.6%	0.8%

Total Switched Access Lines	48,768	51,868	(3,100)

DSL Lines in Service	7,432	5,608	1,824

1 In-region represents access lines served by AT&T’s ILECs.

2 Competitive local exchange carriers (CLECs)

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Total in-region switched access lines in service at March 31, 2006 declined 3,100, or 6.0%, from March 31, 2005 levels. Retail access lines, while declining 2.6% from 2005 levels, represent 89.8% of total in-region switched access lines at March 31, 2006, compared to 86.7% a year earlier. During this same period, wholesale lines decreased 28.2% and at March 31, 2006 represented 9.6% of total access lines, down from 12.5% a year earlier.

The decline in total access lines reflects many factors, including the disconnection of additional lines as our existing customers purchase our DSL broadband services and for other reasons, and the continued growth in alternative communication technologies such as wireless, cable and other internet-based systems. However, recently, declines in our retail business access lines have been partially offset by sales of our business internet-based systems (which are reported as data revenues). We do not currently offer a residential internet-based service except in limited areas served by ATTC prior to the acquisition. The decline in our wholesale lines reflects the end of the UNE-P rules in March 2006.

Cingular

Segment Results

	First Quarter
			Percent
	2006	2005	Change
Segment operating revenues
Service revenues	$8,005	$7,419	7.9%
Equipment revenues	975	810	20.4
Total Segment Operating Revenues	8,980	8,229	9.1
Segment operating expenses
Cost of services and equipment sales	3,647	3,439	6.0
Selling, general and administrative	2,846	3,001	(5.2)
Depreciation and amortization	1,680	1,675	0.3
Total Segment Operating Expenses	8,173	8,115	0.7
Segment Operating Income	807	114	-
Interest Expense	297	338	(12.1)
Equity in Net Income of Affiliates	-	2	-
Other – net	(32)	4	-
Segment Income (Loss)	$478	$(218)	-

Accounting for Cingular

We account for our 60% economic interest in Cingular under the equity method of accounting in our consolidated financial statements since we share control equally (i.e., 50/50) with our 40% economic partner BellSouth Corporation (BellSouth) in the joint venture. We have equal voting rights and representation on the Board of Directors that controls Cingular. This means that our consolidated results include Cingular’s results in the “Equity in net income of affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year. Accordingly, in our segment presentation, we present 100% of Cingular’s revenues and expenses under “Segment operating revenues” and “Segment operating expenses.” Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income but does not affect our consolidated net income. We discuss Cingular’s liquidity and capital expenditures under the heading “Cingular” within “Liquidity and Capital Resources.”

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cingular’s Customer and Operating Trends

As of March 31, 2006, Cingular served approximately 55.8 million cellular/PCS (wireless) customers, compared to 54.1 million at December 31, 2005 and 50.4 million at March 31, 2005. Cingular’s increase in customer gross additions in the first quarter of 2006 compared to the first quarter of 2005 was primarily driven by an increase in reseller and prepaid customer growth, combined with its larger distribution network, broad range of service offerings and advertising over the past year. Cingular’s recent customer activity is listed below:

Wireless Customer Activity

	Three-Month Period Ended
(in 000s)	Mar 31, 2006	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005
Gross additions	4,737	5,136	4,386	4,292	4,672
Net additions	1,679	1,820	867	952	1,367
Other adjustments [1]	(13)	32	(17)	140	(149)
Net additions including other adjustments [1]	1,666	1,852	850	1,092	1,218
[1]	Other adjustments include customers gained or lost through property divestitures related to the AT&T Wireless Services Inc. (AT&T Wireless) acquisition and other adjustments.

Competition and the slowing rate of new wireless users as the wireless market matures will continue to impact Cingular’s gross additions and revenue growth, expenses and put pressure on margins. Cingular expects that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing average revenue per user/customer (ARPU).

Cingular’s ARPU has weakened over the past several years as it has offered a broader array of plans to expand its customer base and responded to increasing competition, resulting in pricing reductions. While Cingular’s ARPU has somewhat stabilized recently, Cingular expects continued pressure on ARPU notwithstanding increasing revenue from data services.

Cingular expects its cost of services to continue increasing due to higher network system usage, which includes the costs Cingular is now paying T-Mobile USA (T-Mobile) for the use of its network in California and Nevada, higher costs associated with integrating AT&T Wireless’ network and operations, and, to a lesser extent, increased expenses related to operating, maintaining and decommissioning Time Division Multiple Access (TDMA) networks that duplicated Global System for Mobile Communication (GSM) networks while integrating the networks acquired from AT&T Wireless. Cingular’s remaining purchase commitment to T-Mobile was approximately $409 at March 31, 2006. Operating costs will substantially increase in the event that Cingular’s network expansion in California and Nevada is not completed prior to fulfilling the purchase commitment with T-Mobile. However, this network expansion is proceeding on schedule and Cingular currently expects this network expansion to be completed on time, and as of March 31, 2006, approximately 70% of Cingular’s customers in California and Nevada are now on the Cingular network.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

ARPU declined 2.3% in the first quarter of 2006. The decline in ARPU was due to a decrease in local service, net roaming revenue and other revenue per customer partially offset by an increase in average data revenue per customer, which increased 41.1%. Local service revenue per customer declined primarily due to an increase in reseller customers which provide significantly lower ARPU than non-reseller customers, and customer shifts to all-inclusive rate plans that offer lower monthly charges, as well as Cingular’s free mobile-to-mobile plans, which allow Cingular customers to call other Cingular customers at no charge and to a lesser extent “rollover” minutes (which allow customers to carry over unused minutes from month to month for up to one year). An increase in customers on rollover plans tends to lower average monthly revenue per customer since unused minutes (and associated revenue) are deferred until subsequent months for up to one year.

The effective management of wireless customer churn is critical to Cingular’s ability to maximize revenue growth and maintain and improve margins. Cingular’s wireless customer churn rate is calculated by dividing the aggregate number of wireless customers (prepaid and postpaid) who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Cingular’s churn rate was 1.9% in the first quarter of 2006, down from 2.2% in the first quarter of 2005.

The churn rate for Cingular’s postpaid customers was 1.6% in the first quarter of 2006, down from 1.9% in the first quarter of 2005. The decline in postpaid churn reflects benefits from the acquisition of AT&T Wireless, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and free mobile-to-mobile calling among Cingular’s 55.8 million customers.

Cingular’s Operating Results

Our Cingular segment operating income margin was 9.0% in the first quarter of 2006, which improved over margins of 6.2% in the fourth quarter of 2005 and 1.4% in the first quarter of 2005. The higher margin in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to revenue growth of $751.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $586, or 7.9%, in the first quarter of 2006 and consisted of:

•

Local voice revenues increased $339, or 5.5%, in the first quarter primarily due to a 10.5% increase in Cingular’s average number of wireless customers, partially offset by a decline in local service ARPU of 4.5%.

•

Data service revenues increased $303, or 53.2%, due to a 41.1% increase in average data revenue per customer and increased use of text messaging and internet access services. Data service revenues represented 9.7% of Cingular’s total revenues in the first quarter.

•	Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network decreased $32, or 6.9%, in the first quarter.
•

Long-distance and other revenue decreased $24, or 11.8%, in the first quarter primarily as a result of a decline in property management revenues, which were partially offset by increased domestic long-distance revenue.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Equipment revenues increased $165, or 20.4%, in the first quarter of 2006 due to increased handset revenues primarily as a result of higher priced handsets, partially offset by a decline in gross prepaid customer additions.

Cost of services and equipment sales expenses increased $208, or 6.0%, in the first quarter of 2006 primarily due to increases in network usage and associated network system expansion.

Cost of services increased $176, or 8.2%, in the first quarter of 2006 primarily due to the following:

•	Increases in network usage with an increase in minutes of use of 22.8% in the first quarter of 2006.
•

Higher roaming and long-distance cost, partially offset by declines in Universal Service Fund, regulatory fees and reseller expenses. The reseller decrease resulted from a 43% decrease in minutes of use on the T-Mobile network.

Equipment sales expense increased slightly in the first quarter of 2006 by $32, or 2.5%, due to handset unit sales associated an increase in the average cost per unit sold of 13.3% due to sales of higher quality handsets for gross customer additions, including exclusive devices, partially offset by a decline in gross prepaid customer additions. Total equipment costs continue to be higher than equipment revenues due to Cingular’s sales of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions, though this difference narrowed compared to the first quarter of 2005.

Selling, general and administrative expenses decreased $155, or 5.2%, in the first quarter of 2006 due to decreases in general and administrative expenses of $123, or 7.1%, and selling expenses of $32, or 2.5%. Selling, general and administrative expenses included integration costs of approximately $46 in the first quarter of 2006 and $102 in the first quarter of 2005, which included employee termination costs, re-branding and advertising of the Cingular and AT&T Wireless combination and customer service and systems integration costs.

Decreases in selling, general and administrative expenses were primarily due to the following:

•	Other administrative expenses decreased $50 in the first quarter of 2006 primarily due to a decline in employee costs and employee-related benefits due to a decrease in headcount.
•	Customer service expenses decreased $46 in the first quarter of 2006 due to a decline in the number of call center outsourced professional services.
•	Selling expense decreased $32 mainly from declines of $28 in marketing and advertising and $13 in commissions expense, partially offset by an increase of $9 in sales expense.
•

Billing, bad debt and other customer maintenance expense decreased $27 in the first quarter primarily due to fewer account write-offs, cost savings related to transitioning to one billing system, partially offset by an increase in equipment maintenance expenses.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Depreciation and amortization expenses increased $5, or 0.3%, in the first quarter of 2006. Depreciation expense increased $146 in the first quarter of 2006 primarily due to depreciation associated with the property, plant and equipment related to Cingular’s ongoing capital spending associated with its GSM network. Additionally, depreciation expense increased due to accelerated depreciation on certain TDMA network assets based on Cingular’s projected transition of network traffic to GSM technology and accelerated depreciation on certain other network assets. Substantially all of Cingular’s TDMA assets are anticipated to be fully depreciated by the end of 2007.

Amortization expense decreased $141 in the first quarter of 2006 primarily due to the declining amortization of the AT&T Wireless customer contracts and other intangible assets acquired, which are amortized using the sum of the months digits method of amortization.

Directory

Segment Results

	First Quarter
			Percent
	2006	2005	Change
Total Segment Operating Revenues	$923	$929	(0.6)%
Segment operating expenses
Cost of sales	288	280	2.9
Selling, general and administrative	159	164	(3.0)
Depreciation and amortization	1	2	(50.0)
Total Segment Operating Expenses	448	446	0.4
Segment Operating Income	475	483	(1.7)
Equity in Net Income (Loss) of Affiliates	(5)	(1)	-
Segment Income	$470	$482	(2.5)%

Our directory operating income margin was 51.5% in the first quarter of 2006, compared to 52.0% in the first quarter of 2005. See further discussion of the details of our directory segment revenue and expense fluctuations below.

Operating revenues decreased $6, or 0.6%, in the first quarter of 2006. Revenues in 2006 decreased primarily as a result of decreased demand for local Yellow Pages advertising which was partially offset by increased internet advertising revenues. These results reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Cost of sales increased $8, or 2.9%, in the first quarter of 2006. The increase was driven by higher costs for internet traffic, publishing and commissions.

Selling, general and administrative expenses decreased $5, or 3%, in the first quarter of 2006 primarily due to lower bad debt expense, partially offset by increased other directory segment costs, including benefits.

Other

Segment Results

	First Quarter
			Percent
	2006	2005	Change
Total Segment Operating Revenues	$203	$169	20.1%
Total Segment Operating Expenses	239	212	12.7
Segment Operating Income (Loss)	(36)	(43)	16.3
Equity in Net Income (Loss) of Affiliates	339	(58)	-
Segment Income (Loss)	$303	$(101)	-

Our other segment operating results in the first quarter of 2006 and 2005 consist primarily of Sterling, corporate and other operations. Sterling provides business integration software and services.

Operating revenues increased $34 in the first quarter of 2006 primarily due to increased operating revenue at Sterling.

Operating expenses increased $27 in the first quarter of 2006 primarily due to increased corporate expenses (including) advertising costs and incremental ATTC corporate expenses) and increased operating expenses at Sterling, partially offset by management fees paid in 2005 that did not recur in 2006.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS - Continued

Our other segment includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries. Our other segment also includes our 60% proportionate share of Cingular’s results as equity in net income of affiliates. Our equity in net income of affiliates by major investment is listed below:

	First Quarter
	2006	2005
Cingular	$213	$(144)
Telmex	61	51
América Móvil	55	27
Other	10	8
Other Segment Equity in Net Income (Loss) of Affiliates	$339	$(58)

Equity in net income of affiliates increased $397 in the first quarter of 2006. The increase was primarily due to an increase of $357 in our proportionate share of Cingular’s results. Also contributing to the increase was increased equity income of $38 from Telmex and América Móvil reflecting higher revenue levels at both companies including significant increases in wireless subscribers at América Móvil.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the market where service is provided, and regulation is generally limited to operational licensing authority for the provision of enterprise (i.e., large business) services. Subsidiaries operating within the U.S. are subject to federal and, to a lesser extent, state regulatory authorities. In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained many of the extensive regulatory requirements applicable to our traditional wireline subsidiaries.

We are actively pursuing additional legislative and regulatory measures to reduce or eliminate regulatory requirements that inhibit our ability to provide the full range of services increasingly demanded by our customers. For example, we are supporting legislative efforts at both the state and federal levels, as well as proposed rules at the FCC, that would offer a streamlined process for new video service providers to compete with traditional cable television providers. During 2006, Indiana and Kansas passed legislation that enables new video entrants to acquire a state-wide franchise to offer video services, see “Video Legislation” below. In addition, we are supporting efforts to update regulatory treatment for retail services. Several bills are also pending before Congress that would both reform the Telecom Act and promote additional video competition. Passage of legislation is uncertain and depends on many factors, but we believe that the increasing pace of technological change and competition in our industry will encourage lawmakers to remove artificial barriers to competition.

Triennial Review Remand Order Effective March 11, 2005, the Triennial Review Remand Order (TRRO) eliminated our obligation to provide local switching and hence the UNE-P, for mass-market customers, subject to a 12-month transition period. Since this transition period started, our wholesale customers representing a majority of our UNE-P lines have signed commercial agreements with us. For the remaining UNE-P lines, we believe, based on marketing research, that customers primarily converted to competitors using alternative technologies or their own networks as opposed to returning as our retail customers. At the March 11, 2006 transition deadline we re-priced to market-based or resale-like rates any UNE-P lines that had not been converted, except in the state of Illinois where competitive local exchange carriers have the right under state law to retain the lines that are in service at UNE-P equivalent rates. We had less than 100,000 UNE-P lines in Illinois as of March 11, 2006.

Video Legislation In March 2006, Indiana passed a state telecommunications deregulation bill that will make it easier for telecommunications companies to offer television service. The law prohibits the regulation of advanced services, broadband services, information services and retail IP enabled service, commercial mobile service and new services (any service not commercially available on March 28, 2006), and deregulates prices for basic telecommunications service after a three-year transition period. It also creates statewide video franchising to replace individual local agreements.

In April 2006, Kansas passed a state video franchise bill that will allow video providers to be granted statewide authorization and to avoid city-by-city franchise negotiations. The bill specifically lists wireline,

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in Millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT – Continued

wireless, satellite or any other alternative technology as acceptable mediums for providing service to customers, and states that video providers will not be required to comply with mandatory facility build-out provisions nor provide video service to any customer using a specific technology.

Number Portability  Since 1999, customers have been able to retain their numbers when switching their local service between wireline companies. The FCC allowed incumbent local exchange companies including SBC’s traditional wireline subsidiaries, to recover their carrier-specific costs of implementing wireline number portability through customer charges over a five-year term based on an estimated number of customers over that term. Because of the downturn in the telecommunications market since 1999, which led to fewer access lines, many companies, including the SBC subsidiaries, had fewer customers than were estimated and were therefore unable to fully recover their number portability implementation costs. Accordingly, in February 2005, we asked the FCC to waive the five-year limitation on recovery of number portability costs and, in March 2006, we asked the Commission, in the alternative, to allow us to include our remaining, unrecovered number portability costs through the existing End User Common Line charge. If our request is granted, we will be able to recover approximately $190 of those costs.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

Pending Acquisition of BellSouth On March 4, 2006, we agreed to acquire BellSouth in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the merger (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $65,000. The transaction has been approved by the Board of Directors of each company and also must be approved by the stockholders of AT&T and BellSouth. The transaction is also subject to review by the U.S. Department of Justice (DOJ) and approval by the FCC and various other regulatory authorities. We currently expect the transaction to close by the end of 2006.

Project Lightspeed In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, high-speed broadband and VoIP services to our residential and small-business customers, referred to as Project Lightspeed. We have been building out this network in numerous locations and began providing services, including IP video, in one limited market, in late 2005. Our goal in this controlled market entry is to fully apply our new operating and back-office systems, gain information on customer preferences and, if needed, to fine-tune the service. To that end, we have restricted the number of customers and services offered to the necessary minimum. Subject to successful results from this controlled market entry and successful testing of our additional IP video services, we plan to enter 15 to 20 additional markets by the end of 2006. During that expansion, we expect to add additional features to our IP video service offering. We expect to have the capability to offer service to approximately 18 million households by the end of 2008, as part of our initial deployment, and expect to spend approximately $4,400 in network-related deployment costs and capital expenditures beginning in 2006 through 2008, as well as additional success-based customer activation capital expenditures.

With respect to our IP video service, we continue to work with our vendors to develop, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. We also continue to negotiate with programming owners (e.g., movie studios and cable networks) for permission to offer existing television programs and movies and, if applicable, other new interactive services that we could offer in the future using advances in the IP technology. Our ability to provide an attractive and profitable video offering will depend in large part on the results of these efforts. Also, as discussed in the “Competitive and Regulatory Environment” section, we are supporting legislation at both the federal and state levels that would streamline the regulatory process for new video competitors to enter the market.

We believe that Project Lightspeed is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. If the courts were to decide that state and local regulation were applicable to our Project Lightspeed services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

Antitrust Litigation In 2002, two consumer class-action antitrust cases were filed in the United States District Court for the Southern District of New York (District Court) against SBC, Verizon Communications Inc., BellSouth and Qwest Communications International Inc. alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et al.). In October 2003, the District Court granted the joint defendants’ motion to dismiss and the plaintiffs appealed. In October 2005, the United States Court of Appeals for the Second Circuit Court (Second Circuit) reversed the District Court, thereby allowing the cases to proceed. The Second Circuit noted in its decision that its ruling was procedural in nature and did not address the merits of the cases. Motions for rehearing and rehearing en banc were denied on January 3, 2006, and the case has now been remanded to the District Court for further proceedings. On remand, we have moved for partial dismissal on alternative grounds. In addition, Defendants filed a Petition for Writ of Certiorari with the Supreme Court of the United States on March 6, 2006. We continue to believe that an adverse outcome having a material effect on our financial statements in these cases is unlikely but will continue to evaluate the potential impact of these suits on our financial results as they progress.

AT&T Wireless Litigation Several class-action lawsuits have been filed in the District Court against ATTC asserting claims under the federal securities laws in connection with the offering of AT&T Wireless tracking stock in April 2000 (In re AT&T Corp. Securities Litigation). The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless tracking stock. In April 2006, the parties agreed to settle the litigation for $150, pending approval by the trial court. In connection with the split-off of AT&T Wireless, certain provisions of the separation agreement between AT&T Wireless and ATTC result in Cingular, due to its acquisition of AT&T Wireless, being allocated 70% of any liabilities arising out of these actions to the extent they relate to AT&T Wireless tracking stock, with the remaining liability being allocated equally between ATTC and Comcast Cable Communications, Inc. Accordingly, the settlement, if approved by the court, would not result in any additional expenses being accrued by Cingular or ATTC.

Retiree Phone Concession Litigation In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell, and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). Plaintiffs seek to certify a class of persons that are either (1) retirees of an SBC company who were receiving a telephone concession after they retired from January 1, 2002 to the present and who lived outside the SBC service area; or (2) current or former employees of any SBC participating company with more than five years of service with an SBC participating company as of June 1, 2005 who were eligible or who might become eligible to receive an out-of-franchise telephone concession after they retired; or (3) members of the immediate family of any person in Group 1 or Group 2, including surviving spouses and the retiree dependents (and including registered domestic partners of Pacific Telesis employees and retirees) during the time that SBC had a policy to provide employees of such participating companies with a telephone concession after retirement. Plaintiffs seek reformation of the out-of-region phone concession offered under the postemployment benefits plan (the Plan) and the documents

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS - Continued

governing it to comply with ERISA, an order requiring us to fund the Plan as reformed, the appointment of an independent fiduciary to administer the Plan, an order requiring the Plan to pay benefits to plaintiffs and other class members consistent with the terms of the plan, civil penalties and attorneys’ fees and costs pursuant to ERISA. We filed a Motion to Dismiss for failure to state a claim, which was denied by the U.S. District Court, Western District of Texas on February 3, 2006. The case has been set for trial on September 25, 2006. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

Hepting Litigation Plaintiffs filed this purported class action in U.S. District Court in the Northern District of California on behalf of “all individuals in the United States that are current residential subscribers or customers of defendants’ telephone services or internet services, or that were residential telephone or internet subscribers or customers at any time after September 2001,” (Hepting, et al v. AT&T Corp., AT&T Inc. and Does 1-20). They allege that the defendants have provided and continue to provide the U.S. Government with direct access to databases containing its stored telephone and internet records, and have disclosed and are currently disclosing to the U.S. Government records concerning communications to which Plaintiffs and class members were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. In April 2006, we filed a Motion to Dismiss the complaint.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

ACCOUNTING POLICIES AND STANDARDS

Pension and Other Postemployment Benefit Plans On March 31, 2006, the Financial Accounting Standards Board (FASB) issued the exposure draft “Employers’ Accounting for Defined Benefit Pension and Other Postemployment Benefit Plans, an amendment of FASB Statements 87, 88, 106, and 132(R).” The exposure draft is phase one of the FASB’s stated intent to reform the pension and other postretirement accounting and reporting standards and, if adopted in its current form, would (1) require companies to recognize the current economic status on the balance sheet (whether over funded or under funded for GAAP purposes but not for ERISA purposes), (2) require plan obligations to be measured as of the date of the employer’s statement of financial position (which we currently do) and (3) require adoption for fiscal years ending after December 15, 2006, which would affect our year-end 2006 reporting. This exposure draft is subject to a public comment period ending May 31, 2006 and further review and amendment by the FASB; it is uncertain what the requirements of a final statement would be, when issued. However, had this exposure draft been in effect at December 31, 2005, we would have reduced our pension assets approximately $8,700 and increased our postretirement benefit obligation approximately $7,300. The after tax reduction to our stockholders’ equity would have been approximately $10,000.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $1,057 in cash and cash equivalents available at March 31, 2006. Cash and cash equivalents included cash of $611, money market funds of $335 and other cash equivalents of $111. Cash was used to meet the financing needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, funding of Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth, tax-related payments and debt repayments. We discuss many of these factors in detail below.

Cash Provided by Operating Activities

During the first quarter of 2006, our primary source of funds was cash from operating activities of $2,458 compared to $1,253 in the first quarter of 2005. Operating cash flows increased in the first quarter of 2006 compared to 2005 primarily due to lower tax payments in the first quarter of 2006 of approximately $573 and the additional cash from operations related to our acquisition of ATTC. Included in the lower tax payment amount is a refund received from the completion of the ATTC federal income tax audit covering 1997 – 2001. The 2005 and 2006 tax payments include amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments in 2005, which we consider to be a refundable deposit, to a certain state jurisdiction. These payments were made in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. We do not anticipate 2006 cash payments for income taxes to exceed reported income tax expense.

Cash Used in Investing Activities

In the first quarter of 2006, cash used for investing activities consisted of:

•	$1,821 in construction and capital expenditures.
•	$699 of funding of Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details.
•	$62 related to an investment in 2Wire Inc., a privately held company that provides services related to Project Lightspeed.

In the first quarter of 2006, cash provided by our investing activities of $27 was related to the sale of Covad shares and other assets.

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Our capital expenditures totaled $1,821 in the first quarter of 2006 and $1,050 in the first quarter of 2005. Capital expenditures in the wireline segment, which represented substantially all of our capital expenditures, increased 72.0% in the first quarter of 2006 compared to the first quarter of 2005 and was impacted by the acquisition of ATTC. Our first quarter capital expenditures were used primarily for our wireline subsidiaries’ networks (including ATTC), Project Lightspeed and support systems for our long-distance service.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

Because of opportunities made available by the continued changing regulatory environment and our acquisition of ATTC, we expect that our capital expenditures in 2006, which includes Project Lightspeed and excludes Cingular, will be in the target range of between $8,000 and $8,500. We expect to spend approximately $4,400 on our Project Lightspeed initiative for network related deployment costs and capital expenditures through 2008, as well as additional success-based customer activation capital expenditures. We expect that the business opportunities made available, specifically in the data/broadband area, will allow us to expand our products and services (see “Project Lightspeed” discussed in “Other Business Matters”).

We expect to fund 2006 capital expenditures for our wireline segment, which includes international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. Substantially all of our capital spending in 2006 will relate to our wireline segment and will be used primarily for our subsidiaries’ networks, Project Lightspeed and merger-integration projects. The other segment capital expenditures were less than 2.0% of total capital expenditures in the first quarter of 2006. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations, as well as corporate and Sterling operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

Cash Used in Financing Activities

We plan to fund our 2006 financing activities primarily through cash from operations. We will continue to examine opportunities to fund our activities with cash from the disposition of certain assets and other investments as well as issuing debt at favorable rates in order to refinance some of our debt maturities in 2006.

We paid dividends of $1,289 in the first quarter of 2006 compared to $1,066 in the first quarter of 2005, reflecting the issuance of additional shares for the ATTC acquisition and a dividend increase. Dividends declared by our Board of Directors totaled $0.3325 per share in the first quarter of 2006 and $0.3225 per share in the first quarter of 2005. In December 2005, our Board of Directors approved a 3.1% increase in the regular quarterly dividend to $0.3325 per share. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

Our Board of Directors authorized the repurchase of up to 400 million shares of our common stock; this authorization expires at the end of 2008. Under this repurchase program we expect to purchase approximately $2,000 of additional shares under our repurchase program in the remainder of 2006 and $8,000 during 2007. We did not repurchase any shares in the first quarter of 2006.

At March 31, 2006 we had $5,712 of debt maturing within one year, which includes $4,015 of long-term debt maturities during 2006, $1,627 of commercial paper borrowings and $70 of bank borrowings relating to foreign subsidiaries of ATTC. Included in our long-term debt maturities was the purchase accounting

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

fair value debt adjustment applicable to the acquisition of ATTC. All of our commercial paper borrowings are due within 90 days. The bank borrowings availability is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

During the first quarter of 2006, debt repayments totaled $261 and consisted of:

•	$254 related to debt maturities with interest rates ranging from 5.875% to 6.96%.
•	$7 related to scheduled principal payments on other debt and short-term borrowings.

At March 31, 2006, our debt ratio was 36.4% compared to our debt ratio of 40.2% at March 31, 2005. The decrease was primarily due to our acquisition of ATTC in the fourth quarter of 2005, which increased stockholders’ equity by more than $14,500 compared to the first quarter of 2005, partially offset by ATTC debt we now reflect on our balance sheet following the acquisition. Our debt ratio at December 31, 2005 was 35.9%. The increase in the debt ratio from year-end is due to a net increase in debt of more than $900 in the first quarter of 2006, including net advances to Cingular and refinancing of debt, which was partially offset by an increase in stockholders’ equity.

We have a 3-year credit agreement totaling $6,000 with a syndicate of banks, which expires on October 18, 2007. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. We are in compliance with all covenants under the agreement. We had no borrowings outstanding under committed lines of credit as of March 31, 2006.

Pending Acquisition of BellSouth

On March 4, 2006, we agreed to acquire BellSouth in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the merger (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $65,000.

Cingular

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will continue to require substantial amounts of capital over the next several years. As of March 31, 2006, Cingular has spent $1,441 primarily for GSM/GPRS/EDGE network upgrades with cash from operations, dispositions and, as needed, advances under the revolving credit agreement mentioned below. Cingular expects to fund its capital requirements in 2006 from existing cash balances, cash generated from operations and, if necessary, drawing under the revolving credit agreement. In 2006, Cingular expects to spend within a target range of between $7,000 and $7,500 primarily for the upgrade, integration and expansion of its networks, the installation of UMTS/HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of duplicate facilities to T-Mobile upon the termination of Cingular’s GSMF network infrastructure joint venture.

AT&T INC.

MARCH 31, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES – Continued

Cingular’s cash requirements may increase if they participate in the upcoming FCC spectrum auction and are successful in bidding.

We and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offered Rate) plus 0.05%, which expires July 31, 2007. This agreement includes a provision for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement. During the first quarter of 2006 we made net advances to Cingular of $699 under the revolving credit agreement. These amounts increased the outstanding amount of advances made to Cingular to a total of $1,006 at March 31, 2006 from $307 at December 31, 2005 and are reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets.

AT&T INC.

MARCH 31, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions

At March 31, 2006, we had interest rate swaps with a notional value of $4,250 and a fair value liability of approximately $70.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2006.

AT&T INC.

MARCH 31, 2006

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of the factors listed here are discussed in more detail in the “Risk Factors” section in our Annual Report on Form 10-K and updated in the “Risk Factors” section below. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

•

The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, availability and pricing of unbundled network elements and platforms (UNE-Ps) and unbundled loop and transport elements.

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
•

Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies (e.g., cable, wireless and VoIP), and our ability to maintain capital expenditures.

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

•

The timing, extent and cost of deployment of our Project Lightspeed initiative; the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative, and; the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•

The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities

AT&T INC.

MARCH 31, 2006

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS - Continued

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
•

The impact of our pending acquisition of BellSouth, including our ability to obtain shareholder and governmental approvals of the acquisition on the proposed terms and schedule; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

•

The impact of our acquisition of ATTC, including the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; disruption from the integration process making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third-party relationships and revenues.

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not listed here, also could materially affect our future earnings.

AT&T INC.

MARCH 31, 2006

PART II - OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

The impact of our pending acquisition of BellSouth, including our ability to obtain shareholder and governmental approvals of the acquisition on the proposed terms and schedule; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

We agreed to acquire BellSouth in order to streamline the ownership and operations of Cingular and combine the Cingular, BellSouth and AT&T IP networks into a single IP network; to speed the deployment, and at lower cost, of next-generation IP video and other services; to provide business customers with the benefits of combining AT&T’s national and international networks and services with BellSouth’s local exchange and broadband services; and to create potential cost savings, technological development and other benefits. Achieving these results will depend in part on successfully integrating three large corporations, which could involve significant management attention and create uncertainties for employees; additionally, we and Cingular are already in the process of integrating previous acquisitions. Uncertainty among employees could adversely affect the ability of AT&T, BellSouth and Cingular to attract and retain key employees. Diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the merger is pending, customers and strategic partners may delay or defer decisions to use services of each of the three companies, which could adversely affect the revenues and earnings of each company as well as the market prices of AT&T and BellSouth common shares. We also expect to incur substantial expenses related to the integration of these companies. We must integrate a large number of systems, both operational and administrative. These integration expenses may result in our taking significant charges against earnings, both cash and non-cash, primarily from the amortization of intangibles. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the expected benefits from this acquisition.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the first quarter of 2006, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. In the first quarter an aggregate of 13,551 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $25.95 to $27.59, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

AT&T INC.

MARCH 31, 2006

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

2	Agreement and Plan of Merger, dated as of March 4, 2006, among BellSouth Corporation, AT&T Inc. and ABC Consolidation Corp. (Exhibit 2.1 to Form 8-K dated March 4, 2006.)
3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on November 18, 2005. (Exhibit 3-a to Form 8-K dated November 18, 2005.)
3-b	Certificate of Amendment to the Restated Certificate of Incorporation, filed with the state of Delaware on May 3, 2006. (Exhibit 3-b to Form 8-K dated April 28, 2006.)
3-c	Bylaws amended May 3, 2006. (Exhibit 3-c to Form 8-K dated April 28, 2006.)
10-cc	Stock Purchase and Deferral Plan.
10-dd	Cash Deferral Plan.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 5, 2006	/s/Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President

                                                                                                               and Chief Financial Officer