Form 10-Q
period 2006-06-30
AT&T INC.
filed 2006-08-04
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

At July 31, 2006, common shares outstanding were 3,884,164,837.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues
Voice	$8,618	$5,760	$17,340	$11,612
Data	4,477	2,438	8,919	4,829
Directory	909	901	1,810	1,806
Other	1,806	1,218	3,536	2,304
Total operating revenues	15,810	10,317	31,605	20,551
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	6,928	4,401	14,056	8,789
Selling, general and administrative	3,792	2,589	7,776	5,054
Depreciation and amortization	2,486	1,809	4,978	3,634
Total operating expenses	13,206	8,799	26,810	17,477
Operating Income	2,604	1,518	4,795	3,074
Other Income (Expense)
Interest expense	(472)	(349)	(936)	(702)
Interest income	95	100	180	209
Equity in net income of affiliates	455	181	789	123
Other income (expense) – net	15	34	26	81
Total other income (expense)	93	(34)	59	(289)
Income Before Income Taxes	2,697	1,484	4,854	2,785
Income taxes	889	484	1,601	900
Net Income	$1,808	$1,000	$3,253	$1,885
Earnings Per Common Share:
Net Income	$0.47	$0.30	$0.84	$0.57
Earnings Per Common Share - Assuming Dilution:
Net Income	$0.46	$0.30	$0.83	$0.57
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	3,886	3,302	3,884	3,303
Dividends Declared Per Common Share	$0.3325	$0.3225	$0.6650	$0.6450

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,097	$1,224
Accounts receivable – net of allowances for
uncollectibles of $1,039 and $1,176	8,484	9,351
Prepaid expenses	1,144	1,029
Deferred income taxes	1,876	2,011
Other current assets	1,034	1,039
Total current assets	13,635	14,654
Property, plant and equipment	151,716	149,238
Less: accumulated depreciation and amortization	93,365	90,511
Property, Plant and Equipment – Net	58,351	58,727
Goodwill	13,433	14,055
Intangible Assets – Net	7,978	8,503
Investments in Equity Affiliates	2,147	2,031
Investments in and Advances to Cingular Wireless	32,656	31,404
Other Assets	16,150	16,258
Total Assets	$144,350	$145,632

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,314	$4,455
Accounts payable and accrued liabilities	15,472	17,088
Accrued taxes	2,955	2,586
Dividends payable	1,291	1,289
Total current liabilities	23,032	25,418
Long-Term Debt	27,159	26,115
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	14,886	15,713
Postemployment benefit obligation	18,461	18,133
Unamortized investment tax credits	195	209
Other noncurrent liabilities	5,148	5,354
Total deferred credits and other noncurrent liabilities	38,690	39,409

Stockholders’ Equity
Common shares issued ($1 par value)	4,065	4,065
Capital in excess of par value	27,217	27,499
Retained earnings	29,771	29,106
Treasury shares (at cost)	(5,002)	(5,406)
Additional minimum pension liability adjustment	(218)	(218)
Accumulated other comprehensive income	(364)	(356)
Total stockholders’ equity	55,469	54,690
Total Liabilities and Stockholders’ Equity	$144,350	$145,632

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Six months ended
	June 30,
	2006	2005
Operating Activities
Net income	$3,253	$1,885
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,978	3,634
Undistributed earnings from investments in equity affiliates	(752)	(87)
Provision for uncollectible accounts	320	413
Amortization of investment tax credits	(14)	(11)
Deferred income tax expense (benefit)	65	(264)
Net gain on sales of investments	(10)	(75)
Changes in operating assets and liabilities:
Accounts receivable	545	217
Other current assets	(84)	(14)
Accounts payable and accrued liabilities	(1,431)	(1,123)
Stock-based compensation tax benefit	(5)	(3)
Other - net	288	465
Total adjustments	3,900	3,152
Net Cash Provided by Operating Activities	7,153	5,037
Investing Activities
Construction and capital expenditures	(4,042)	(2,329)
Receipts from (investments in) affiliates – net	(717)	1,179
Maturities of held-to-maturity securities	3	98
Dispositions	55	86
Acquisitions	(115)	(169)
Proceeds from note repayment	-	37
Other	4	-
Net Cash Used in Investing Activities	(4,812)	(1,098)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	1,020	(882)
Repayment of other short-term borrowings	(3)	-
Issuance of long-term debt	1,491	-
Repayment of long-term debt	(2,540)	(1,037)
Purchase of treasury shares	(148)	(235)
Issuance of treasury shares	236	298
Dividends paid	(2,581)	(2,130)
Stock-based compensation tax benefit	5	3
Other	52	-
Net Cash Used in Financing Activities	(2,468)	(3,983)
Net increase (decrease) in cash and cash equivalents from continuing operations	(127)	(44)
Net Cash Used in Operating Activities from Discontinued Operations	-	(310)
Net increase (decrease) in cash and cash equivalents	(127)	(354)
Cash and cash equivalents beginning of year	1,224	760
Cash and Cash Equivalents End of Period	$1,097	$406
Cash paid during the six months ended June 30 for:
Interest	$1,015	$752
Income taxes, net of refunds	$979	$1,493

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Six months ended
	June 30, 2006
	Shares	Amount
Common Stock
Balance at beginning of year	4,065	$4,065
Balance at end of period	4,065	$4,065

Capital in Excess of Par Value
Balance at beginning of year		$27,499
Issuance of shares		(223)
Stock based compensation		(59)
Balance at end of period		$27,217

Retained Earnings
Balance at beginning of year		$29,106
Net income ($0.83 per diluted share)		3,253
Dividends to stockholders ($0.665 per share)		(2,584)
Other		(4)
Balance at end of period		$29,771

Treasury Shares
Balance at beginning of year	(188)	$(5,406)
Purchase of shares	(6)	(148)
Issuance of shares	13	552
Balance at end of period	(181)	$(5,002)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(218)
Balance at end of period		$(218)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(356)
Other comprehensive income (loss) (see Note 3)		(8)
Balance at end of period		$(364)
See Notes to Consolidated Financial Statements.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

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

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. As a result of our November 2005 acquisition of AT&T Corp. (ATTC), in 2006, we revised our segment reporting (see Note 5). In addition, we revised the product categories reported in operating revenue as follows: long-distance voice is now reported in voice revenue; integration services and customer premises equipment revenue, previously reported as voice and data revenue are now reported in other revenue; and directory revenues now reflect our traditional directory segment revenues.

FIN 48    In June, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

EITF 06-3 In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging account issues, has ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on our financial position or results of operations.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” we establish obligations for expected termination benefits provided to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At June 30, 2006, for employees not affected by the change-in-control provisions of the ATTC merger, we had severance accruals of $321, of which $251 was established as merger-related severance accruals. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), severance accruals recorded for ATTC employees were included in the preliminary purchase price allocation (see Note 2).

NOTE 2. ACQUISITIONS AND DISPOSITIONS

AT&T Corp. In November 2005, we acquired ATTC in a transaction accounted for under FAS 141, issuing 632 million shares. ATTC was one of the nation’s largest business service communications providers, offering a variety of global communications services, including large domestic and multinational businesses, small and medium-sized businesses and government agencies, and operated one of the largest telecommunications networks in the U.S. ATTC also provided domestic and international long-distance and usage-based-communications services to consumer customers. ATTC is now a wholly owned subsidiary of AT&T and the results of ATTC’s operations have been included in our consolidated financial statements after the November 18, 2005 acquisition date.

Under the purchase method of accounting, the transaction was valued, for accounting purposes, at $15,517 and the assets and liabilities of ATTC were recorded at their respective fair values as of the date of the acquisition. We obtained preliminary third-party valuations of property, plant and equipment, intangible assets (including the AT&T trade name), debt and certain other assets and liabilities. Because of the proximity of this transaction to year-end, the values of certain assets and liabilities were based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property, plant and equipment, valuation of investments and the involuntary termination of employees. We have 12 months from the closing of the acquisition to finalize our valuations. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill, which may be material. Adjustments to the preliminary valuation will be recorded in the period finalized. Changes to the valuation of property, plant and equipment may result in adjustments to the fair value of certain identifiable intangible assets acquired. Additionally, as part of the final valuation of the acquisition, we will determine to which entities and to what extent the benefit of the acquisition applies, and as required by GAAP, record the appropriate goodwill to each entity.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the ATTC assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first quarter of 2006. There were no adjustments recorded in the second quarter.

	Purchase Price Allocation
	As of		As of
	12/31/05	Adjustments	6/30/06
Assets acquired
Current assets	$6,295	$19	$6,314
Property, plant and equipment	10,921	-	10,921
Intangible assets not subject to amortization:
Trade name	4,900	-	4,900
Licenses	40	-	40
Intangible assets subject to amortization:
Customer lists and relationships	3,050	-	3,050
Patents	150	-	150
Brand licensing agreements	70	-	70
Investments in unconsolidated subsidiaries	160	-	160
Other assets	4,247	-	4,247
Goodwill	12,343	(653)	11,690
Total assets acquired	42,176	(634)	41,542

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	6,740	39	6,779
Long-term debt	8,293	-	8,293
Deferred income taxes	531	(673)	(142)
Postemployment benefit obligation	8,807	-	8,807
Other noncurrent liabilities	2,288	-	2,288
Total liabilities assumed	26,659	(634)	26,025
Net assets acquired	$15,517	$-	$15,517

Purchase accounting rules require that as certain pre-merger issues are identified, modified or resolved, resulting increases or decreases to tax liabilities are offset by a change in goodwill. During the first quarter of 2006, modifications to various pre-merger tax estimates and the resolution of an ATTC Internal Revenue Service audit (an adjustment of $385 for the years 1997-2001) resulted in a reduction in goodwill of $653 and are reflected in the adjustments column above.

ATTC maintained change-in-control provisions with its employees that required enhanced severance and benefit payments be paid to employees of ATTC when a change-in-control occurred. Included in the liabilities assumed at acquisition, were employee-related accruals of $1,543. Following is a summary of the accrual to be paid by the Company, from ATTC’s pension plans and from ATTC’s postemployment benefit plans.

	Balance at	Cash Payments for the Quarter Ended		Balance at
	12/31/05	3/31/06	6/30/06	6/30/06
Paid out of:
Company funds	$870	$(46)	$(59)	$765
Pension and Postemployment benefit plans	673	(4)	(26)	643
Total	$1,543	$(50)	$(85)	$1,408

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following unaudited pro forma consolidated results of operations assume that the acquisition of ATTC was completed as of January 1, 2005.

	For the Quarter Ended				For the Year Ended
	3/31/05	6/30/05	9/30/05	12/31/05	2005
Revenues	$16,656	$16,591	$16,452	$16,240	$65,939
Net Income	1,319	1,257	1,729	1,862	6,167

NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2006 and 2005 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies. The reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,808	$1,000	$3,253	$1,885
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(25)	32	(45)	30
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	7	(7)	34	(23)
Less reclassification adjustment realized in net income	(2)	(6)	(8)	(33)
Net unrealized gains on cash flow hedges: Unrealized gains, net of taxes	2	-	2	-
Reclassification adjustment for losses
on cash flow hedges included in net income	4	-	8	1
Other	-	-	1	-
Other comprehensive income (loss)	(14)	19	(8)	(25)
Total Comprehensive Income	$1,794	$1,019	$3,245	$1,860

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and six months ended June 30, 2006 and 2005 is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerators
Numerator for basic earnings per share:
Net income	$1,808	$1,000	$3,253	$1,885
Dilutive potential common shares:
Other stock-based compensation	1	1	3	3
Numerator for diluted earnings per share	$1,809	$1,001	$3,256	$1,888
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,886	3,302	3,884	3,303
Dilutive potential common shares:
Stock options	2	1	2	1
Other stock-based compensation	17	9	17	10
Denominator for diluted earnings per share	3,905	3,312	3,903	3,314
Basic earnings per share
Net income	$0.47	$0.30	$0.84	$0.57
Diluted earnings per share
Net income	$0.46	$0.30	$0.83	$0.57

At June 30, 2006, we had issued and outstanding options to purchase 247 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 217 million shares in the second quarter and 224 million for the first six months exceeded the average market price of AT&T stock for the six months ended June 30, 2006. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At June 30, 2006, the exercise price of 31 million share options were below market price, commonly referred to as “in the money.” Of these options, 4 million will expire by the end of 2007.

At June 30, 2005, we had issued and outstanding options to purchase 206 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 199 million shares in the second quarter and 198 million for the first six months exceeded the average market price of AT&T stock for the six months ended June 30, 2005. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. As a result of our November 18, 2005 acquisition of ATTC we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline, (2) Cingular, (3) directory and (4) other.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, internet protocol and internet access data, messaging services, managed networking to business customers and satellite television services through our agreement with EchoStar Communications Corp.

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. Although we analyze Cingular’s revenues and expenses under the Cingular segment, we eliminate the Cingular segment in our consolidated financial statements. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and internet-based advertising. Our portion of the results from YELLOWPAGES.COM (YPC), a joint venture with BellSouth Corporation (BellSouth), is recorded in this segment as equity in net income of affiliates.

The other segment includes results from Sterling Commerce Inc. and all corporate and other operations. This segment also includes our portion of the results from our international equity investments and from Cingular as equity in net income of affiliates, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Cingular, Directory and Other columns represent the segment results of each such operating segment. The Wireline column includes revenues from services sold to Cingular (see Note 6). Since we account for Cingular using the equity method of accounting, these revenues are not eliminated upon consolidation and as such, remain in consolidated revenue. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results. Since our 60% share of the results from Cingular is already included in the Other column, the Cingular Elimination column removes the results of Cingular shown in the Cingular segment.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2006

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$14,741	$9,218	$909	$160	$-	$(9,218)	$15,810
Intersegment revenues	9	-	16	37	(62)	-	-
Total segment operating revenues	14,750	9,218	925	197	(62)	(9,218)	15,810
Operations and support expenses	10,189	6,603	435	158	(62)	(6,603)	10,720
Depreciation and amortization expenses	2,427	1,598	-	60	(1)	(1,598)	2,486
Total segment operating expenses	12,616	8,201	435	218	(63)	(8,201)	13,206
Segment operating income	2,134	1,017	490	(21)	1	(1,017)	2,604
Interest expense	-	298	-	-	472	(298)	472
Interest income	-	3	-	-	95	(3)	95
Equity in net income (loss) of affiliates	-	-	(6)	461	-	-	455
Other income (expense) – net	-	(40)	-	-	15	40	15
Segment income before income taxes	$2,134	$682	$484	$440	$(361)	$(682)	$2,697

At June 30, 2006 or for the six months ended

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$29,472	$18,198	$1,810	$323	$-	$(18,198)	$31,605
Intersegment revenues	17	-	38	77	(132)	-	-
Total segment operating revenues	29,489	18,198	1,848	400	(132)	(18,198)	31,605
Operations and support expenses	20,746	13,096	882	336	(132)	(13,096)	21,832
Depreciation and amortization expenses	4,857	3,278	1	121	(1)	(3,278)	4,978
Total segment operating expenses	25,603	16,374	883	457	(133)	(16,374)	26,810
Segment operating income	3,886	1,824	965	(57)	1	(1,824)	4,795
Interest expense	-	595	-	-	936	(595)	936
Interest income	-	7	-	-	180	(7)	180
Equity in net income (loss) of affiliates	-	-	(11)	800	-	-	789
Other income (expense) – net	-	(76)	-	-	26	76	26
Segment income before income taxes	$3,886	$1,160	$954	$743	$(729)	$(1,160)	$4,854

Segment Assets	$104,344	$78,944	$4,229	$132,119	$(96,342)	$(78,944)	$144,350

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2005

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,249	$8,609	$901	$167	$-	$(8,609)	$10,317
Intersegment revenues	8	-	24	11	(43)	-	-
Total segment operating revenues	9,257	8,609	925	178	(43)	(8,609)	10,317
Operations and support expenses	6,453	6,476	432	147	(42)	(6,476)	6,990
Depreciation and amortization expenses	1,757	1,629	1	51	-	(1,629)	1,809
Total segment operating expenses	8,210	8,105	433	198	(42)	(8,105)	8,799
Segment operating income	1,047	504	492	(20)	(1)	(504)	1,518
Interest expense	-	326	-	-	349	(326)	349
Interest income	-	18	-	-	100	(18)	100
Equity in net income (loss) of affiliates	-	1	-	182	(1)	(1)	181
Other income (expense) – net	-	(26)	-	-	34	26	34
Segment income before income taxes	$1,047	$171	$492	$162	$(217)	$(171)	$1,484

For the six months ended June 30, 2005

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$18,423	$16,838	$1,806	$322	$-	$(16,838)	$20,551
Intersegment revenues	16	-	48	25	(89)	-	-
Total segment operating revenues	18,439	16,838	1,854	347	(89)	(16,838)	20,551
Operations and support expenses	12,746	12,916	876	307	(86)	(12,916)	13,843
Depreciation and amortization expenses	3,530	3,304	3	103	(2)	(3,304)	3,634
Total segment operating expenses	16,276	16,220	879	410	(88)	(16,220)	17,477
Segment operating income	2,163	618	975	(63)	(1)	(618)	3,074
Interest expense	-	664	-	-	702	(664)	702
Interest income	-	36	-	-	209	(36)	209
Equity in net income (loss) of affiliates	-	3	(1)	124	-	(3)	123
Other income (expense) – net	-	(40)	-	-	81	40	81
Segment income before income taxes	$2,163	$(47)	$974	$61	$(413)	$47	$2,785

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. TRANSACTIONS WITH CINGULAR

We and BellSouth, the two owners of Cingular, have each made a subordinated loan to Cingular (shareholder loans). Our shareholder loan to Cingular totaled $4,108 at June 30, 2006 and December 31, 2005. This loan bears interest at an annual rate of 6.0% and matures in June 2008. We earned interest income on this loan of $61 in the second quarter and $122 for the first six months of 2006 and $87 in the second quarter and $174 for the first six months of 2005.

We and BellSouth agreed to finance Cingular’s capital and operating cash requirements to the extent Cingular requires funding above the level provided by operations. We and BellSouth also entered into a revolving credit agreement with Cingular to provide short-term financing for operations on a pro rata basis at an interest rate of LIBOR (London Interbank Offered Rate) plus 0.05%, which expires July 31, 2007. This agreement provides for the repayment of our and BellSouth’s shareholder loans made to Cingular in the event there are no outstanding amounts due under the revolving credit agreement and to the extent Cingular has excess cash, as defined by the agreement.

Our net advances to Cingular under the revolving credit agreement totaled $16 in the second quarter and $715 for the first six months of 2006. Our share of advances to Cingular under the revolving credit agreement is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets and totaled $1,022 at June 30, 2006 and $307 at December 31, 2005.

We generated revenues of $365 in the second quarter and $747 for the first six months of 2006 and $205 in the second quarter and $387 for the first six months of 2005 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through AT&T sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income of affiliates” line on our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

AT&T INC.

JUNE 30, 2006

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension cost:
Service cost – benefits earned during the period	$265	$196	$525	$392
Interest cost on projected benefit obligation	626	404	1,254	807
Expected return on assets	(993)	(636)	(1,984)	(1,272)
Amortization of prior service cost and transition asset	38	46	75	93
Recognized actuarial loss	87	40	180	79
Net pension cost	$23	$50	$50	$99

Postretirement benefit cost:
Service cost – benefits earned during the period	$109	$96	$218	$195
Interest cost on accumulated postretirement
benefit obligation	478	355	972	722
Expected return on assets	(233)	(189)	(467)	(378)
Amortization of prior service benefit	(89)	(84)	(179)	(164)
Recognized actuarial loss	109	105	235	219
Postretirement benefit cost	$374	$283	$779	$594

Combined net pension and postretirement cost	$397	$333	$829	$693

Our combined net pension and postretirement cost increased $64 in the second quarter and $136 for the first six months of 2006 compared with the same periods in 2005. Net pension and postretirement costs in 2006 reflect the November 2005 acquisition of ATTC, changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75% (an increase to expense) and net losses on plan assets in prior years. In accordance with GAAP, we recognize actual gains and losses on pension and postretirement plan assets equally over a period of not more than five years. In the second quarter of 2006, we finalized our participant data analysis and now expect annual combined net pension and postretirement costs of between $1,600 and $1,700 in 2006.

As part of our acquisition of ATTC, we acquired certain non-U.S. operations. Net pension cost for non-U.S. plans, which is not included in the table above, was $6 in the second quarter and $14 for the first six months of 2006.

AT&T INC.

JUNE 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $37 in the second quarter and $75 for the first six months of 2006, of which $25 and $51 was interest cost, respectively. Net supplemental retirement pension benefits cost was $27 in the second quarter and $54 for the first six months of 2005, of which $17 and $34 was interest cost, respectively.

NOTE 8. PENDING ACQUISITION OF BELLSOUTH

On March 4, 2006, we agreed to acquire BellSouth in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the acquisition (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $65,000.

We and BellSouth jointly own Cingular and the internet-based publisher YPC. In the Cingular joint venture, we hold a 60 percent economic interest and BellSouth holds a 40 percent interest and in the YPC joint venture we hold a 66 percent economic interest and BellSouth holds a 34 percent interest. For each joint venture control is shared equally (i.e., 50/50). We and BellSouth each account for the joint ventures under the equity method of accounting, recording the proportional share of Cingular’s and YPC’s income as equity in net income of affiliates on the respective consolidated statements of income and reporting the ownership percentage of Cingular’s net assets as “Investments in and Advances to Cingular Wireless” and the ownership percentage of YPC’s net assets as “Investments in Equity Affiliates” on the respective consolidated balance sheets. After the BellSouth acquisition, BellSouth, Cingular and YPC will be wholly-owned subsidiaries of AT&T.

The acquisition has been approved by the Board of Directors and stockholders of each company. The transaction also is subject to review by the U.S. Department of Justice and approval by the Federal Communications Commission and various other regulatory authorities. We expect the transaction to close in the fall of 2006.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireline and wireless telecommunications services and equipment as well as directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the tables throughout this section, percentage increases and decreases that equal or exceed 100% are not considered meaningful and are denoted with a dash.

Consolidated Results We completed our acquisition of AT&T Corp. (ATTC) on November 18, 2005. Consolidated results for the second quarter and six month period ended June 30, 2006 include results from ATTC. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for ATTC prior to our acquisition, including the second quarter and six months ended June 30, 2005, are not included in our operating results and are therefore not discussed. Our financial results in the second quarter and for the first six months of 2006 and 2005 are summarized as follows:

Second Quarter	Six-Month Period

2006	2005	Percent Change	2006	2005	Percent Change

Operating revenues	$15,810	$10,317	53.2%	$31,605	$20,551	53.8%
Operating expenses	13,206	8,799	50.1	26,810	17,477	53.4
Operating income	2,604	1,518	71.5	4,795	3,074	56.0
Income before income taxes	2,697	1,484	81.7	4,854	2,785	74.3
Net Income	1,808	1,000	80.8	3,253	1,885	72.6

Overview

Operating income As noted above, 2006 revenues and expenses reflect the addition of ATTC’s results while our 2005 results do not include ATTC. Accordingly, the following discussion of changes in our revenues and expenses is significantly affected by the ATTC acquisition. Our operating income increased $1,086, or 71.5%, in the second quarter and $1,721, or 56.0%, for the first six months of 2006 and our operating income margin increased from 14.7% to 16.5% in the second quarter and from 15.0% to 15.2% for the first six months. Operating income increased primarily due to expense reduction through merger synergies, slightly offset by additional amortization expense on those intangibles identified at the time of our acquisition of ATTC and by the negative effects of a continued decline in access lines.

Retail access lines continued to decline due to increased competition, as customers disconnected both primary and additional lines and began using wireless and Voice over Internet Protocol (VoIP) technology offered by competitors and cable instead of phone lines for voice and data. Access line trends are further discussed in our Wireline segment discussion.

Operating revenues Our operating revenues increased $5,493, or 53.2%, in the second quarter and $11,054, or 53.8%, for the first six months of 2006 primarily due to our acquisition of ATTC. The increase was slightly offset by continued pressure in voice, reflecting access line decreases in our traditional SBC Communications (SBC) 13-state region (“in-region”) and decreased demand for wholesale services. Operating revenues in the quarter were essentially flat when compared with the first quarter of 2006. Operating revenue changes are discussed in greater detail in our “Segment Results” sections.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operating expenses Our operating expenses increased $4,407 or 50.1%, in the second quarter and $9,333, or 53.4%, for the first six months of 2006 primarily due to our acquisition of ATTC, and also included merger integration costs of $156 in the second quarter and $422 for the first six months and amortization expense on intangible assets identified at the time of the ATTC merger of $241 in the second quarter and $507 for the first six months. Our expenses in 2006 also include decreases related to workforce reductions, reflecting a decline of nearly 7,000 employees from December 31, 2005, of which 3,580 were in the second quarter. As of June 30, 2006 we were on schedule with our targeted workforce reductions associated with the ATTC acquisition. Expenses in the quarter decreased 2.9% from the first quarter, reflecting progress with the integration of ATTC and other cost-reduction initiatives. Our significant expense changes are discussed in greater detail in our “Segment Results” sections.

Interest expense increased $123, or 35.2%, in the second quarter and $234, or 33.3%, for the first six months of 2006. The increase was primarily due to interest expense on ATTC’s outstanding debt. We expect continued increases in interest expense during 2006 as a result of increased debt levels attributable to the ATTC acquisition.

Interest income decreased $5, or 5.0%, in the second quarter and $29, or 13.9%, for the first six months of 2006. The decrease in interest income was primarily due to the pay-down by Cingular Wireless (Cingular) of our shareholder loan to them.

Equity in net income of affiliates increased $274 in the second quarter and $666 for the first six months of 2006. The increase was primarily due to our proportionate share of Cingular’s improved results of $236 in the second quarter and $593 for the first six months.

We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income (loss) of affiliates” line item on our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section. Our accounting for Cingular is described in more detail in Note 5. Our equity investments are discussed in greater detail in the “Other Segment Results” section.

Other income (expense) – net We had other income of $15 in the second quarter and $26 for the first six months of 2006, as compared to other income of $34 in the second quarter and $81 for the first six months of 2005. Results for the first six months of 2006 included a gain of $10 on the sale of Covad Communications Group Inc. shares.

Other income in the second quarter of 2005 primarily consisted of other income related to the transfer of wireless properties to Cingular of $24 and gains of $9 on the sale of shares of Yahoo! (Yahoo). Results for the first six months of 2005 primarily included a gain of $77 on the sale of shares of Amdocs Limited, SpectraSite, Inc and Yahoo and the above-mentioned $24 from the transfer of wireless properties to Cingular. These gains were partially offset by a charge of $21 related to the other-than-temporary decline in the value of various cost investments.

Income taxes increased $405, or 83.7%, in the second quarter and $701, or 77.9%, for the first six months of 2006. The increase in income taxes in the second quarter and for the first six months of 2006 was due to higher income before income taxes. Our effective tax rates were 33.0% in the second quarter of 2006 compared to 32.6% in the second quarter of 2005, and 33.0% for the first six months of 2006 compared to 32.3% for the first six months of 2005.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selected Financial and Operating Data

	June 30,
	2006	2005
Debt ratio[1]	35.5%	38.3%
In-region network access lines in service (000)[2]	47,911	51,032
In-region wholesale lines (000)[2]	4,358	5,977
In-region DSL lines in service (000)[2]	7,774	5,968
Number of AT&T employees[3]	182,980	157,610
Cingular Wireless customers (000)[4]	57,308	51,442

1  See our “Liquidity and Capital Resources” section for discussion.

2  In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).

3  Number of employees at December 31, 2005 was 189,950.

4  Amounts represent 100% of the cellular/PCS customers of Cingular.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 5 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. As a result of our November 18, 2005 acquisition of ATTC, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline; (2) Cingular; (3) directory; and (4) other.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, internet protocol (IP) and internet access data, messaging services, managed networking to business customers and satellite television services through our agreement with EchoStar Communications Corp. (“AT&T | DISH Network” offering).

The Cingular segment reflects 100% of the results reported by Cingular, our wireless joint venture. In our consolidated financial statements, we report our 60% proportionate share of Cingular’s results as equity in net income of affiliates.

The directory segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and internet-based advertising. Our portion of the results from YELLOWPAGES.COM (YPC) is recorded in this segment as equity in net income of affiliates.

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

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireline

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Segment operating revenues
Voice	$8,618	$5,760	49.6%	$17,340	$11,612	49.3%
Data	4,477	2,438	83.6	8,919	4,829	84.7
Other	1,655	1,059	56.3	3,230	1,998	61.7
Total Segment Operating Revenues	14,750	9,257	59.3	29,489	18,439	59.9
Segment operating expenses
Cost of sales	6,655	4,139	60.8	13,511	8,262	63.5
Selling, general and administrative	3,534	2,314	52.7	7,235	4,484	61.4
Depreciation and amortization	2,427	1,757	38.1	4,857	3,530	37.6
Total Segment Operating Expenses	12,616	8,210	53.7	25,603	16,276	57.3
Segment Income	$2,134	$1,047	-	$3,886	$2,163	79.7%

Operating Margin Trends

Our wireline segment operating income margin was 14.5% in the second quarter of 2006, compared to 11.3% in the second quarter of 2005, and 13.2% for the first six months of 2006, compared to 11.7% for the first six months of 2005. Our wireline segment operating income increased $1,087 in the second quarter of 2006 and $1,723 for the first six months of 2006 reflecting incremental revenue and expenses from our acquisition of ATTC. Exclusive of the results attributable to the acquisition of ATTC, operating income increased primarily due to lower expenses as a result of merger synergies partially offset by lower voice revenue as a result of continued in-region access line declines due to customers continuing to disconnect primary and additional lines and switching to competitors’ alternative technologies, such as wireless, VoIP and cable for voice and data.  Increasing shifts to competitors’ alternative technologies and facilities-based competition will continue to pressure our operating margins.

Wireline Operating Results

All changes other than those specifically stated as being due to the ATTC acquisition are related to in-region wireline operations.

Voice revenues increased $2,858, or 49.6%, in the second quarter and $5,728, or 49.3%, for the first six months of 2006 primarily due to the acquisition of ATTC. Included in voice revenues are revenues from long-distance, local voice and local wholesale services. Voice revenues do not include any of our VoIP revenues, which are included in data revenues.

•

Long-distance revenues increased $2,692 in the second quarter and $5,544 for the first six months of 2006 driven almost entirely by the increase in long-distance customers due to the acquisition of ATTC. Also contributing to the increases were higher long-distance penetration levels and sales of combined long-distance and local calling fixed-fee offerings (referred to as “bundling”) when compared to the prior year. However, our long-distance revenue growth continued to slow, decreasing approximately 3% from first-quarter 2006 results, reflecting continuing market maturity since we began providing service to all of our in-region states in late 2003 and a continuing decline in ATTC’s mass-market customers.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

•

Local voice revenues increased $316 in the second quarter and $510 for the first six months of 2006 primarily reflecting our acquisition of ATTC. However, we expect that revenues from ATTC’s mass-market customers will continue to decline on a sequential quarterly basis. Local voice revenues were also negatively impacted by continued declines in customer demand, calling features (e.g., Caller ID and voice mail), inside wire and retail payphone revenues. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ wireless, VoIP technology and cable offerings for voice, and the disconnection of additional lines for DSL service and other reasons. Partially offsetting these demand-related declines were revenue increases related to pricing increases for calling features.

•

Lower demand for wholesale services, primarily due to the decline in Unbundled Network Element-Platform (UNE-P) lines provided to competitors, decreased revenue $150 in the second quarter and $326 for the first six months of 2006. Lines provided under the former UNE-P rules (which ended in March 2006) declined, as competitors moved to alternate arrangements to serve their customers or their customers chose an alternative technology. Competitors who represented a majority of our UNE-P lines have signed commercial agreements with us and therefore remain our wholesale customers. For the remaining UNE-P lines, we believe, based on marketing research, that customers primarily switched to competitors using alternative technologies or their own networks as opposed to returning as our retail customers.  While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on a resale or wholesale product, we lose all revenue when a wireline customer shifts to a competitor using an alternative technology such as cable, wireless or VoIP, or their own network facilities.

Data revenues increased $2,039, or 83.6%, in the second quarter and $4,090, or 84.7%, for the first six months of 2006. The increase in data revenues was due to increases in IP data of $775 in the second quarter and $1,554 for the first six months, increases in transport of $681 in the second quarter and $1,347 for the first six months and increases in packet switched services of $583 in the second quarter and $1,189 for the first six months, all of which increased almost entirely due to the acquisition of ATTC. Data revenues accounted for approximately 28% of our operating revenues in the second quarter and for the first six months of 2006 and 24% of revenues in the second quarter and for the first six months of 2005.

Included in IP data revenues are DSL, dedicated internet access, virtual private network and other hosting services. Contributing to the increase in IP data services was continued growth in DSL, our broadband internet-access service. DSL internet service increased data revenues $101 in the second quarter and $204 for the first six months of 2006, reflecting an increase in DSL lines in service, which was partially driven by lower-priced promotional offerings as a response to competitive pricing pressures.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented approximately 50% of total data revenues in the second quarter and for the first six months of 2006, and 64% of total data revenues in the second quarter and for the first six months of 2005.

Our packet switched services includes frame relay, asynchronous transfer mode (ATM) and managed packet services. As customers continue to shift from this traditional technology to IP-based technology, we expect these services to decline as a percentage of our overall data revenues.

Other operating revenues increased $596 in the second quarter and $1,232 for the first six months of 2006, primarily due to incremental revenue from our acquisition of ATTC. Major items included in other operating revenues are integration services and customer premises equipment, outsourcing, directory and operator assistance services and government-related services. Our co-branded AT&T | DISH Network satellite TV service increased revenue $10 in the second quarter and $25 for the first six months of 2006. Revenue also increased $70 from intellectual property license fees in the second quarter and for the first six months. Partially offsetting these revenue increases was lower demand for equipment sales and related network integration services, which decreased revenue $103 in the second quarter and for the first six months of 2006. Lower demand for directory and operator assistance, billing and collection services provided to other carriers, wholesale and other miscellaneous products and services decreased revenue $42 in the second quarter and $84 for the first six months of 2006.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cost of sales expenses increased $2,516, or 60.8%, in the second quarter and $5,249, or 63.5%, for the first six months of 2006, primarily related to the acquisition of ATTC. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network and payphone operations. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

Benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $44 in the second quarter and $79 for the first six months of 2006, primarily due to changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75%, and net losses on plan assets in prior years. Nonemployee-related expenses such as contract services, agent commissions and materials and supplies costs, increased $25 in the second quarter while decreasing $35 for the first six months. Traffic compensation expense (for access to another carrier’s network), down slightly in the second quarter, increased $108 for the first six months of 2006, due primarily to growth in long-distance service, and as a result of decreased costs recorded in the first quarter of 2005 related to a carrier settlement. Salary and wage merit increases and other bonus accruals increased expense $29 for the first six months of 2006.

Partially offsetting these increases were lower costs associated with equipment sales and related network integration services which decreased $146 in the second quarter and $180 for the first six months of 2006 primarily due to lower demand and as a result of the September 2005 amendment of our agreement for our co-branded AT&T | DISH Network satellite TV service. Prior to restructuring our relationship with EchoStar in September 2005, our co-branded AT&T | DISH Network satellite TV service had relatively high initial acquisition costs. Costs associated with equipment for large-business customers (as well as DSL and, previously, video) typically are greater than costs associated with services that are provided over multiple years.

Lower employee levels decreased expenses, primarily salary and wages, $81 in the second quarter and $120 for the first six months of 2006. Expenses also decreased for the first six months of 2006 resulting from repair costs of approximately $100 incurred in the first quarter of 2005 related to severe weather in-region.

Selling, general and administrative expenses increased $1,220, or 52.7%, in the second quarter and $2,751, or 61.4%, for the first six months of 2006, primarily due to the ATTC acquisition. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Other wireline segment costs increased $362 in the second quarter and $636 for the first six months of 2006 primarily due to advertising costs related to promotion of the AT&T brand name. In addition, advertising expense increased $32 in the second quarter and $57 for the first six months of 2006. Benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $21 in the second quarter and $40 for the first six months of 2006.

Partially offsetting these increases were lower employee levels, which decreased expenses, primarily salary and wages, $65 in the second quarter and $134 for the first six months of 2006. Nonemployee related expenses, such as contract services, agent commissions and materials and supplies costs, decreased $42 in the second quarter and $12 for the first six months of 2006. Our provision for uncollectible accounts decreased $22 in the second quarter and $50 for the first six months of 2006 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers. Expenses also decreased

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

$236 in the second quarter and for the first six months of 2006 due to a charge we incurred in the second quarter of 2005 to terminate existing agreements with WilTel Communications, which will continue to provide transitional and out-of-market long distance services under an agreement that commenced in November 2005 as a result of our acquisition of ATTC.

Depreciation and amortization expenses increased $670 in the second quarter and $1,327 for the first six months of 2006 primarily related to our acquisition of ATTC. The expense increase included amortization of intangible assets identified at the time of the ATTC merger, primarily customer lists and relationships, of $241 in the second quarter and $507 for the first six months.

Supplemental Information

Access Line Summary

Our in-region switched access lines at June 30, 2006 and 2005 are shown below and access line trends are addressed throughout this segment discussion:

In-Region [1]
Switched Access Lines	June 30,
			% Increase
(in 000’s)	2006	2005	(Decrease)

Retail Consumer
Primary	22,310	23,036	(3.2)%
Additional	3,680	4,108	(10.4)
Retail Consumer Subtotal	25,990	27,144	(4.3)

Retail Business	17,282	17,513	(1.3)
Retail Subtotal	43,272	44,657	(3.1)
Percent of total switched access lines	90.3%	87.5%

Sold to ATTC	1,388	1,956	(29.0)
Sold to other CLECs [2]	2,970	4,021	(26.1)
Wholesale Subtotal	4,358	5,977	(27.1)
Percent of total switched access lines	9.1%	11.7%

Payphone (Retail and Wholesale)	281	398	(29.4)
Percent of total switched access lines	0.6%	0.8%

Total Switched Access Lines	47,911	51,032	(6.1)%

DSL Lines in Service	7,774	5,968	30.3%

1 In-region represents access lines served by AT&T’s ILECs.

2 Competitive local exchange carriers (CLECs)

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cingular

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Segment operating revenues
Service revenues	$8,295	$7,719	7.5%	$16,300	$15,138	7.7%
Equipment revenues	923	890	3.7	1,898	1,700	11.6
Total Segment Operating Revenues	9,218	8,609	7.1	18,198	16,838	8.1
Segment operating expenses
Cost of services and equipment sales	3,846	3,523	9.2	7,493	6,962	7.6
Selling, general and administrative	2,757	2,953	(6.6)	5,603	5,954	(5.9)
Depreciation and amortization	1,598	1,629	(1.9)	3,278	3,304	(0.8)
Total Segment Operating Expenses	8,201	8,105	1.2	16,374	16,220	0.9
Segment Operating Income	1,017	504	-	1,824	618	-
Interest Expense	298	326	(8.6)	595	664	(10.4)
Equity in net income (loss) of
affiliates – net	-	1	-	-	3	-
Other – net	(37)	(8)	-	(69)	(4)	-
Segment Income (Loss)	$682	$171	-	$1,160	$(47)	-

Accounting for Cingular

We account for our 60% economic interest in our Cingular joint venture under the equity method of accounting in our consolidated financial statements. This means that our consolidated results include Cingular’s results in the “Equity in net income of affiliates” line. However, when analyzing our segment results, we evaluate Cingular’s results on a stand-alone basis using information provided by Cingular during the year.  Including 100% of Cingular’s results in our segment operations (rather than 60% in equity in net income of affiliates) affects the presentation of this segment’s revenues, expenses, operating income, nonoperating items and segment income but does not affect our consolidated net income. We discuss Cingular’s liquidity and capital expenditures under the heading “Cingular” within “Liquidity and Capital Resources.”

Cingular’s Customer and Operating Trends

As of June 30, 2006, Cingular served 57.3 million cellular/PCS (wireless) customers compared to 51.4 million at June 30, 2005. Cingular’s increase in customer gross additions in the second quarter and for the first six months of 2006 compared to 2005 was primarily driven by an increase in reseller and prepaid customer growth, combined with its larger distribution network, broad range of service offerings and advertising over the past year. This growth was partially offset by a decline in postpaid customer growth due to the streamlining of operations, such as the reduction of retail stores and agents. Cingular’s net subscriber additions increased 57.4% in the second quarter and 37.0% for the first six months of 2006.

Competition and the slowing rate of new wireless users as the wireless market matures will continue to impact Cingular’s gross additions, revenue growth, expenses and put pressure on margins. Cingular expects that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing average revenue per user/customer (ARPU).

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cingular’s ARPU has weakened over the past several years as it has offered a broader array of plans to expand its customer base and responded to increasing competition, resulting in pricing reductions. While Cingular’s ARPU has somewhat stabilized recently, Cingular expects continued pressure on ARPU notwithstanding increasing revenue from data services.

Cingular expects its cost of services to continue increasing due to higher network system usage, which includes the costs Cingular is now paying T-Mobile USA (T-Mobile) for the use of its network in California and Nevada, higher costs associated with integrating the AT&T Wireless Services Inc. (AT&T Wireless) network and operations, and, to a lesser extent, increased expenses related to operating, maintaining and decommissioning Time Division Multiple Access (TDMA) networks that duplicated Global System for Mobile Communication (GSM) networks while integrating the networks acquired from AT&T Wireless. Cingular’s remaining purchase commitment to T-Mobile was $310 at June 30, 2006. Operating costs will substantially increase in the event that Cingular’s network expansion in California and Nevada is not completed prior to fulfilling the purchase commitment with T-Mobile. However, this network expansion is proceeding on schedule, and as of June 30, 2006, approximately 79% of Cingular’s customers in California and Nevada were on the Cingular network.

ARPU decreased 3.3% in the second quarter and 2.8% for the first six months of 2006. The decline in ARPU was due to a decrease in local service, net roaming revenue and other revenue per customer partially offset by an increase in average data revenue per customer, which increased 38.7% in the second quarter and 39.9% for the first six months. Local service revenue per customer declined primarily due to an increase in reseller customers which provide significantly lower ARPU than non-reseller customers, customer shifts to all-inclusive rate plans that offer lower monthly charges, Cingular’s free mobile-to-mobile plans that allow Cingular customers to call other Cingular customers at no charge and to a lesser extent “rollover” minutes.

The effective management of wireless customer churn is critical to Cingular’s ability to maximize revenue growth and maintain and improve margins. Cingular’s wireless customer churn rate is calculated by dividing the aggregate number of wireless customers (prepaid and postpaid) who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Cingular’s churn rate was 1.7% in the second quarter and 1.8% for the first six months of 2006, down from 2.2% in the second quarter and for the first six months of 2005.

The churn rate for Cingular’s postpaid customers was 1.5% in the second quarter and for the first six months of 2006, down from 1.8% in the second quarter and 1.9% for the first six months of 2005. The decline in postpaid churn reflects benefits from the acquisition of AT&T Wireless, including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and free mobile-to-mobile calling among 57.3 million customers.

In June 2006, the Federal Communications Commission (FCC) increased the safe harbor for contributions to the Universal Service Fund (USF) by wireless carriers, which establishes a presumption that a specific percentage of a wireless carrier’s revenues are derived from providing interstate telecommunications services, and thus are subject to USF contributions. Cingular previously has contributed to the fund based on the wireless safe harbor, but likely will begin to contribute based on its actual interstate revenues in light of the increase in the wireless safe harbor. For additional information on the order, see our “Competitive and Regulatory Environment” section.

Cingular’s Operating Results

Our Cingular segment operating income margin was 11.0% in the second quarter and 10.0% for the first six months of 2006, which improved over margins of 5.9% in the second quarter and 3.7% for the first six months of 2005. The higher margin in 2006 was primarily due to revenue growth of $609 in the second quarter and $1,360 for the first six months.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $576, or 7.5%, in the second quarter and $1,162, or 7.7%, for the first six months of 2006 and consisted of:

•

Local voice revenues increased $295, or 4.7%, in the second quarter and $634, or 5.1%, for the first six months, primarily due to an increase in Cingular’s average number of wireless customers of 11.3% in the second quarter and 10.9% for the first six months, partially offset by a decline in local service ARPU of 5.9%.

•

Data service revenues increased $335, or 51.2%, in the second quarter and $638, or 52.1%, for the first six months, due to an increase of nearly 40.0% in average data revenue per customer and increased use of text messaging and internet access services. Data service revenues represented 10.7% of Cingular’s total revenues in the second quarter and 10.2% for the first six months.

•	Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network decreased $70, or 12.3%, in the second quarter and $102, or 9.9%, for the first six months.
•

Long-distance and other revenue increased $16, or 8.8%, in the second quarter primarily as a result of increased international long distance usage and decreased $8, or 2.1%, for the first six months primarily due to a decline in property management fees, which were partially offset by increased international and domestic long-distance usage.

Equipment revenues increased $33, or 3.7%, in the second quarter and $198, or 11.6%, for the first six months of 2006 due to increased handset revenues as a result of higher priced handsets and increases in upgrades by existing customers, partially offset by a decline in gross prepaid customer additions.

Cost of services and equipment sales expenses increased $323, or 9.2%, in the second quarter and $531, or 7.6%, for the first six months of 2006 primarily due to increases in network usage and associated network system expansion.

Cost of services increased $204, or 8.9%, in the second quarter and $380, or 8.6%, for the first six months of 2006 primarily due to the following:

•	Increases in network usage with an increase in minutes of use of 19.2% in the second quarter and 20.9% for the first six months.
•

Higher roaming and long-distance costs were partially offset by a decline in reseller expenses. The reseller decrease resulted from a decrease in minutes of use on the T-Mobile network of 49.0% in the second quarter and 46.0% for the first six months.

Equipment sales expense increased by $119, or 9.7%, in the second quarter and $151, or 6.0%, for the first six months of 2006 due to handset unit sales (including upgrades) associated with an increase in the average cost per unit sold of about 2 to 7 percent in the second quarter and 5 to 13 percent for the first six months, partially offset by a decline in gross prepaid customer additions. Total equipment costs continue to be higher than equipment revenues due to Cingular’s sale of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Selling, general and administrative expenses decreased $196, or 6.6%, in the second quarter and $351, or 5.9%, for the first six months of 2006 due to decreases in general and administrative expenses of $139, or 8.3%, in the second quarter and $262, or 7.7%, for the first six months, as well as selling expenses of $57, or 4.5%, in the second quarter and $89, or 3.5%, for the first six months.

Decreases in selling, general and administrative expenses were primarily due to the following:

•

Billing, bad debt and other customer maintenance expense decreased $92 in the second quarter and $119 for the first six months primarily due to fewer account write-offs and cost savings related to transitioning to one billing system, partially offset by an increase in equipment maintenance expenses.

•	Selling expense decreased $57 in the second quarter and $89 for the first six months mainly from declines in commissions (including a decline in agent subsidies), marketing and advertising costs.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

•

Customer service expenses decreased $41 in the second quarter and $87 for the first six months of 2006 due to a decline in employee-related expenses associated with Cingular’s reduced headcount and a decline in the number of call center outsourced professional services.

•

Other administrative expenses decreased $30 in the second quarter and $80 for the first six months of 2006 due to a decline in employee costs and employee-related benefits due to a decrease in headcount and an accrued federal excise tax refund.

Depreciation and amortization expenses decreased $31, or 1.9%, in the second quarter and $26, or 0.8%, for the first six months of 2006. Depreciation expense increased $89, or 7.6%, in the second quarter and $235, or 10.0%, for the first six months of 2006, primarily due to depreciation associated with the property, plant and equipment related to Cingular’s ongoing capital spending associated with its GSM network. Additionally, depreciation expense increased due to accelerated depreciation on certain TDMA network assets based on Cingular’s projected transition of network traffic to GSM technology and accelerated depreciation on certain other network assets. Substantially all of Cingular’s TDMA assets are anticipated to be fully depreciated by the end of 2007.

Amortization expense decreased $120, or 26.1%, in the second quarter and $261, or 27.0%, for the first six months of 2006 primarily due to declining amortization of the AT&T Wireless customer contracts and other intangible assets acquired, which are amortized using the sum of the months digits method of amortization.

Directory

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Total Segment Operating Revenues	$925	$925	-	$1,848	$1,854	(0.3)%
Segment operating expenses
Cost of sales	288	276	4.3	576	556	3.6
Selling, general and administrative	147	156	(5.8)	306	320	(4.4)
Depreciation and amortization	-	1	-	1	3	(66.7)
Total Segment Operating Expenses	435	433	0.5	883	879	0.5
Segment Operating Income	490	492	(0.4)	965	975	(1.0)
Equity in Net Income (Loss) of Affiliates	(6)	-	-	(11)	(1)	-
Segment Income	$484	$492	(1.6)%	$954	$974	(2.1)%

Our directory operating income margin was 53.0% in the second quarter of 2006, compared to 53.2% in the second quarter of 2005 and 52.2% for the first six months of 2006 compared to 52.6% for the first six months of 2005.

Operating revenues remained unchanged in the second quarter and decreased $6, or 0.3%, for the first six months of 2006. Increases in Internet advertising revenues of $17, or 59.0%, in the second quarter and $32, or 57.2%, for the first six months of 2006, which do not include the revenues of YPC, were mostly offset by decreases in print advertising revenues. These essentially flat results in the second quarter and for the first six months reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $12, or 4.3%, in the second quarter of 2006 and $20, or 3.6%, for the first six months of 2006. The increase was driven by higher costs for internet traffic, commissions and publishing.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $9, or 5.8%, in the second quarter of 2006 and $14, or 4.4%, for the first six months of 2006 primarily due to lower bad debt expense, partially offset by increased other directory segment costs, including benefits.

Other

Segment Results

	Second Quarter			Six-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Total Segment Operating Revenues	$197	$178	10.7%	$400	$347	15.3%
Total Segment Operating Expenses	218	198	10.1	457	410	11.5
Segment Operating Income (Loss)	(21)	(20)	(5.0)	(57)	(63)	9.5
Equity in Net Income of Affiliates	461	182	-	800	124	-
Segment Income	$440	$162	-	$743	$61	-

Our other segment operating results in the second quarter and for the first six months of 2006 and 2005 consist primarily of Sterling, corporate and other operations. Sterling provides business integration software and services.

Operating revenues increased $19, or 10.7%, in the second quarter and $53, or 15.3%, for the first six months of 2006 primarily due to improved operating revenue at Sterling and increased intercompany revenue from our captive insurance company (see Note 5), partially offset by revenue earned by our paging subsidiary in 2005. Our paging subsidiary was sold in November of 2005.

Operating expenses increased $20, or 10.1%, in the second quarter and $47, or 11.5%, for the first six months of 2006 primarily due to increased operating expenses at Sterling and from our captive insurance company, partially offset by management fees paid in 2005 that did not recur in 2006.

Our other segment includes our 60% proportionate share of Cingular’s results as equity in net income of affiliates. Our other segment also includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries. Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2006	2005	2006	2005
Cingular	$324	$88	$537	$(56)
América Móvil	66	50	121	77
Telmex	52	47	113	98
Other	19	(3)	29	5
Other Segment Equity in Net Income of Affiliates	$461	$182	$800	$124

Equity in net income of affiliates increased $279 in the second quarter and $676 for the first six months of 2006. The increase was primarily due to an increase of $236 in the second quarter and $593 for the first six months in our proportionate share of Cingular’s results. Also contributing to the increase for the first six months was equity income of $59 from América Móvil S.A. de C.V. and Teléfonos de México, S.A. de C.V., reflecting higher revenue levels at both companies.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the market where service is provided, and regulation is generally limited to operational licensing authority for the provision of enterprise (i.e., large business) services. Subsidiaries operating within the U.S. are subject to federal and state regulatory authorities. In the Telecommunications Act of 1996 (Telecom Act), Congress established a pro-competitive, deregulatory national policy framework to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained many of the extensive regulatory requirements applicable to our traditional wireline subsidiaries.

We are actively pursuing additional legislative and regulatory measures to reduce or eliminate regulatory requirements that inhibit our ability to provide the full range of services increasingly demanded by our customers. For example, we are supporting legislative efforts at both the state and federal levels, as well as proposed rules at the FCC, that would offer a streamlined process for new video service providers to compete with traditional cable television providers. Several states have passed legislation that enables new video entrants to acquire a state-wide franchise to offer video services. In addition, we are supporting efforts to update regulatory treatment for retail services. Several bills are also pending before Congress that would both reform the Telecom Act and promote additional video competition. Passage of legislation is uncertain and depends on many factors, but we believe that the increasing pace of technological change and competition in our industry will encourage lawmakers to remove artificial barriers to competition.

Number Portability Since 1999, customers have been able to retain their numbers when switching their local service between wireline companies. The FCC allowed incumbent local exchange companies including SBC’s traditional wireline subsidiaries, to recover their carrier-specific costs of implementing wireline number portability through customer charges over a five-year term based on an estimated number of customers over that term. Because of the downturn in the telecommunications market since 1999, which led to fewer access lines, many companies, including the SBC subsidiaries, had fewer customers than were estimated and were therefore unable to fully recover their number portability implementation costs. In July 2006, the FCC granted our request to recover approximately $190 of our remaining, unrecovered number portability costs through the End User Common Line charges over the next two years beginning on August 1, 2006.

Universal Service Contributions In a June 2006 decision, the FCC directed providers of interconnected VoIP services to contribute directly to the federal USF. As a result, AT&T will begin collecting USF charges from users of its interconnected VoIP service offerings, including AT&T CallVantage®, and will contribute directly to the USF.

In the same order, the FCC increased the safe harbor for contributions to the USF by wireless carriers (including Cingular), which establishes a presumption that a specific percentage of a wireless carrier’s revenues are derived from providing interstate telecommunications services, and thus are subject to USF contributions. Currently, the wireless safe harbor is 28.5 percent. Once the order goes into effect, the wireless safe harbor will increase to 37.1 percent. Wireless carriers will continue to have the option to contribute based on their actual interstate revenues as determined by traffic studies, rather than based on the safe harbor. Cingular previously has contributed to the fund based on the wireless safe harbor, but likely will begin to contribute based on its actual interstate revenues in light of the increase in the wireless safe harbor.

Triennial Review Remand Order In December 2004, the FCC adopted its fourth set of rules concerning an ILEC’s obligation to make elements of its network available to other local service providers. Each of its previous three sets of rules had been overturned by the federal courts. On February 4, 2005, the FCC released its written order containing the new rules, the Triennial Review Remand Order (TRRO) which became effective on March 11, 2005. The TRRO provided significant relief from unbundling by eliminating our remaining obligation to provide local switching and hence the UNE-P, for mass-market customers, subject to a 12-month

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

transition period. At the same time, the TRRO largely retained unbundling requirements for many of our high-capacity loop and transport facilities.

We (together with several other parties) filed an appeal with the D.C. Circuit challenging the portion of the TRRO that retained unbundling requirements for our high-capacity loop and transport facilities. Several other parties, including CLECs, filed appeals of other portions of the TRRO, including the FCC’s elimination of our obligation to provide unbundled local switching, and hence the UNE-P. In June 2006, the D.C. Circuit issued a decision upholding the Commission’s order in all respects. The D.C. Circuit’s decision will become final and non-appealable in September 2006.

OTHER BUSINESS MATTERS

Pending Acquisition of BellSouth On March 4, 2006, we agreed to acquire BellSouth Corporation (BellSouth) in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the acquisition (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $65,000. The transaction has been approved by the Board of Directors and the stockholders of each company. The acquisition is also subject to review by the U.S. Department of Justice (DOJ) and approval by the FCC and various other regulatory authorities. We expect the transaction to close in the fall of 2006.

U-verse Services (Project Lightspeed) In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, high-speed broadband and VoIP services to our residential and small-business customers. We have been building out this network in numerous locations and began providing AT&T U-verse services, including U-verse TV (IPTV) video, in one market (San Antonio) in a limited manner, in late 2005. During this controlled market entry we implemented our new operating and back-office systems and gained marketing experience. In June 2006, we began marketing to additional areas of San Antonio while continuing to monitor our systems and market reaction. Subject to successful implementation of our additional IP video services and deployment schedule, we expect to offer U-verse services in a total of 15 to 20 markets (defined as metropolitan statistical areas) within our traditional 13-state wireline area by the end of 2006, with the additional markets beyond San Antonio to be launched late in the fourth quarter. We expect to follow the plan used in San Antonio, namely, to initially enter only a limited area within each market and then expand to additional areas within each market. During our launch into these additional markets, we expect to add additional features to our IP video service offering. We expect to have the capability to offer service to approximately 19 million households by the end of 2008, as part of our initial deployment, and expect to spend approximately $4,600 in network-related deployment costs and capital expenditures beginning in 2006 through 2008, as well as additional customer activation capital expenditures.

With respect to our IP video service, we continue to work with our vendors to develop, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. We have completed most negotiations, and within our programming profitability assumptions, with programming owners (e.g., movie studios and cable networks) to offer existing television programs and movies and, if applicable, other new interactive services that we could offer in the future using advances in the IP technology. Also, as discussed in the “Competitive and Regulatory Environment” section, we are supporting legislation at both the federal and state levels that would streamline the regulatory process for new video competitors to enter the market.

We believe that IPTV is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. Certain municipalities also have refused us permission to use our existing right-of-ways to deploy or

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2006 and future years. If the courts were to decide that state and local regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Antitrust Litigation In 2002, two consumer class-action antitrust cases were filed in the United States District Court for the Southern District of New York (District Court) against SBC, Verizon Communications Inc., BellSouth and Qwest Communications International Inc. alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et al.). In October 2003, the District Court granted the joint defendants’ motion to dismiss and the plaintiffs appealed. In October 2005, the United States Court of Appeals for the Second Circuit Court (Second Circuit) reversed the District Court, thereby allowing the cases to proceed. The Second Circuit noted in its decision that its ruling was procedural in nature and did not address the merits of the cases. In March 2006, we filed a petition for certiorari requesting the Supreme Court of the United States (Supreme Court) to review the Second Circuit’s decision. In June 2006, the Supreme Court announced its decision to review the case. The District Court has stayed further proceedings pending a decision by the Supreme Court. We continue to believe that an adverse outcome having a material effect on our financial statements in these cases is unlikely but will continue to evaluate the potential impact of these suits on our financial results as they progress.

AT&T Wireless Litigation Several class-action lawsuits have been filed in the District Court against ATTC asserting claims under the federal securities laws in connection with the offering of AT&T Wireless tracking stock in April 2000 (In re AT&T Corp. Securities Litigation). The plaintiffs have demanded damages in excess of $2,100 related to the offering of AT&T Wireless tracking stock. In April 2006, the parties agreed to settle the litigation for $150. The Court preliminarily approved the settlement and payment has been made to an escrow account.

Retiree Phone Concession Litigation In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell, and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). On June 23, 2006, the Court heard argument on Plaintiffs’ Motion to certify the class. No decision has been issued. The case has been set for trial on September 25, 2006. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

Hepting Litigation Plaintiffs filed this purported class action in U.S. District Court in the Northern District of California on behalf of “all individuals in the United States that are current residential subscribers or customers of defendants’ telephone services or internet services, or that were residential telephone or internet subscribers or customers at any time after September 2001,” (Hepting, et al v. AT&T Corp., AT&T Inc. and Does 1-20). They allege that the defendants have disclosed and are currently disclosing to the U.S. Government records concerning communications to which Plaintiffs and class members were a party, including providing access to stored telephone and Internet records databases and permitting interception of telephone and Internet communications. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. In April 2006, we filed a motion to dismiss the complaint. In May, the United States requested leave to intervene in this litigation, asserted the “state secrets privilege” and related statutory privileges, and filed a motion asking the court to either dismiss the complaint or issue a summary judgment in favor of the defendants on the grounds that adjudication of the claims may put at risk the disclosure of privileged national security information. On July 20, 2006, the Court denied the Motions to Dismiss of both parties. Specifically, the Court ruled that the state secrets privilege does not prevent AT&T from asserting any statutory defense it may have, as appropriate, regarding allegations that it assisted the government in monitoring communication content. However, with regard to the calling records allegations, the Court noted that it would not

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

require AT&T to disclose what relationship, if any, it has with the government. Both AT&T and the U.S. government filed interlocutory appeals on July 31, 2006.

Since the filing of this complaint, 20 additional class action lawsuits have been filed in various jurisdictions that allege substantially the same claims. A motion has been filed to consolidate all the pending lawsuits under the jurisdiction of a single court. In one of these cases, Terkel v. AT&T Corp. and Illinois Bell (filed with the U.S. District Court in the Northern District of Illinois), a purported class action filed on behalf of defendants’ Illinois customers, the Court, on July 25, 2006, dismissed the case, acknowledging that the U.S. government’s state secrets privilege prohibited the plaintiffs’ case from proceeding. The Terkel case involved allegations that the defendants supplied the U.S. government with calling records data in violation of the Electronic Communications Privacy Act.

Management believes these actions are without merit and intends to vigorously defend these matters.

ACCOUNTING POLICIES AND STANDARDS

FIN 48   In June, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

EITF 06-3 In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging account issues, has ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,097 in cash and cash equivalents available at June 30, 2006. Cash and cash equivalents included cash of $639, money market funds of $339 and other cash equivalents of $119. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, debt repayments, tax-related payments, funding of Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth and share repurchases. We discuss many of these factors in detail below. Once the acquisition of BellSouth is complete, our liquidity will reflect the results of BellSouth, Cingular and YPC as consolidated subsidiaries.

Cash Provided by or Used in Operating Activities

During the first six months of 2006, our primary source of funds was cash from operating activities of $7,153 compared to $5,037 for the first six months of 2005. Operating cash flows increased primarily due to additional cash provided by ATTC and lower tax payments of $514 in 2006. Included in the lower tax payment amount was a refund from the completion of the ATTC federal income tax audit covering 1997 – 2001. The 2005 and 2006 tax payments include amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments in 2005, which we consider a refundable deposit, to a certain state jurisdiction. These payments were made

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. We do not anticipate 2006 cash payments for income taxes to exceed reported income tax expense.

Cash Provided by or Used in Investing Activities

For the first six months of 2006, cash used for investing activities consisted of:

•	$4,042 in construction and capital expenditures.
•	$715 of funding of Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details.
•	$62 related to an investment in 2Wire Inc., a privately held company that provides services related to Project Lightspeed.
•	$50 related to the acquisition of Nistevo Corporation, which provides internet-based services related to services offered by our subsidiary Sterling (see Note 2).

During the first six months of 2006, cash from dispositions of $55 related to the sale of securities and other assets.

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Our capital expenditures totaled $4,042 for the first six months of 2006 and $2,329 for the first six months of 2005. Capital expenditures in the wireline segment, which represented substantially all of our capital expenditures, increased 73.5% for the first six months of 2006 compared to the first six months of 2005. Our capital expenditures are primarily for our wireline subsidiaries’ networks (including ATTC), Project Lightspeed, merger-integration projects and support systems for our long-distance service.

Because of opportunities made available by the continued changing regulatory environment and our acquisition of ATTC, we expect that our capital expenditures in 2006, which include Project Lightspeed and exclude Cingular, will be at or slightly above the high end of our target range of $8,000 to $8,500. We expect to spend approximately $4,600 on our Project Lightspeed initiative for network related deployment costs and capital expenditures beginning in 2006 through 2008, as well as additional customer activation capital expenditures. We expect that the business opportunities made available, specifically in the data/broadband area, will allow us to expand our products and services (see
“U-verse Services (Project Lightspeed)” discussed in “Other Business Matters”).

We expect to fund 2006 capital expenditures for our wireline segment, which includes international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The other segment capital expenditures were less than 2.0% of total capital expenditures for the first six months of 2006. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations, as well as corporate and Sterling operations, which we expect to fund using cash from operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

Cash Provided by or Used in Financing Activities

We plan to fund our 2006 financing activities primarily through cash from operations. We will continue to examine opportunities to fund our activities by issuing debt at favorable rates in order to refinance some of our debt maturities and with cash from the disposition of certain other non-strategic investments.

We paid dividends of $2,581 for the first six months of 2006 compared to $2,130 for the first six months of 2005, reflecting the issuance of additional shares for the ATTC acquisition and a dividend increase. Dividends declared by our Board of Directors totaled $0.3325 per share in the second quarter of 2006 and $0.3225 per share in the second quarter of 2005. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

Our Board of Directors has authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. During the second quarter of 2006, we repurchased 5.7 million shares at a cost of $148. Under this purchase plan, we expect to repurchase between $2,000 and $3,000 in shares during 2006, with a total buyback of $10,000 through the end of 2007. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

At June 30, 2006, we had $3,314 of debt maturing within one year, which includes $1,869 of long-term debt maturities, $1,364 of commercial paper borrowings and $81 of bank borrowings relating to foreign subsidiaries of ATTC. Included in our long-term debt maturities was the fair value debt adjustment (required under the purchase accounting rules) applicable to the acquisition of ATTC. All of our commercial paper borrowings are due within 90 days. The bank borrowings availability is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

During the first six months of 2006, debt repayments totaled $2,543 and consisted of:

•	$2,525 related to debt repayments with interest rates ranging from 5.875% to 9.50%.
•	$18 related to scheduled principal payments on other debt and short-term borrowings.

In May 2006, we received net proceeds of $1,491 from the issuance of $1,500 of long-term debt consisting of $900 of two-year floating rate notes and $600 of 6.80%, 30-year bonds maturing in 2036.

At June 30, 2006, our debt ratio was 35.5% compared to our debt ratio of 38.3% at June 30, 2005. The decrease was primarily due to our acquisition of ATTC in the fourth quarter of 2005, which increased stockholders’ equity by more than $14,900 compared to the first six months of 2005, and debt repayments, partially offset by ATTC debt we now reflect on our balance sheet following the acquisition.

In July 2006, we replaced our three-year $6,000 credit agreement with a five-year $6,000 credit agreement with a syndicate of investment and commercial banks. The current agreement will expire in July 2011. The available credit under this agreement will increase by an additional $4,000 in the event AT&T completes its pending acquisition of BellSouth before March 6, 2007. This incremental available credit is intended to replace BellSouth’s existing credit facility, which would terminate upon completion of the acquisition. We have the right to request the lenders to further increase their commitments (i.e., raise the available credit) up to an additional $2,000 provided no event of default under the credit agreement has occurred. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. This agreement contains a negative pledge covenant, which requires that, if at any time we or a subsidiary pledge assets or otherwise permits a lien on its properties, advances under this agreement will be ratably secured, subject to specified exceptions. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three to one as of the last day of each fiscal quarter for the four quarters then ended. We are in compliance with all convenants under the agreement. As of August 4, 2006, we had no borrowings outstanding under this agreement.

AT&T INC.

JUNE 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cingular

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will continue to require substantial amounts of capital over the next several years. As of June 30, 2006, Cingular has spent $3,023 primarily for GSM/GPRS/EDGE network upgrades with cash from operations, dispositions and, as needed, advances under the revolving credit agreement mentioned below. Cingular expects to fund its capital requirements in 2006 from existing cash balances, cash generated from operations and, if necessary, drawing under the revolving credit agreement. In 2006, Cingular expects to spend within a target range of between $7,000 and $7,500 primarily for the upgrade, integration and expansion of its networks, the installation of UMTS/HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of duplicate facilities to T-Mobile upon the termination of Cingular’s GSMF network infrastructure joint venture. Cingular’s cash requirements may increase if they participate in the upcoming FCC spectrum auction and are successful in bidding.

We and BellSouth agreed to finance Cingular’s capital and operating cash requirements through a revolving credit agreement, to the extent Cingular requires funding above the level provided by operations. We describe the terms of this agreement in Note 6. During the first six months of 2006, we made net advances to Cingular of $715 under the revolving credit agreement. These amounts increased the outstanding amount of advances made to Cingular to a total of $1,022 at June 30, 2006 from $307 at December 31, 2005 and are reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets.

AT&T INC.

JUNE 30, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2006, we had interest rate swaps with a notional value of $3,250 and a fair value liability of $128. We had $1,000 of swaps mature in 2006 related to our repayment of the underlying security. In May 2006, we entered into an interest rate forward contract with a notional amount of $750 to partially hedge interest expense related to our debt issuance in 2006. We utilized a notional amount of $600 of this forward contract and incurred settlement gains of $4.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2006.

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

•

The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment and unbundled loop and transport elements.

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

AT&T INC.

JUNE 30, 2006

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

•

The impact of the wireless joint venture with BellSouth, known as Cingular, including: marketing and product-development efforts; customer acquisition and retention costs; access to additional spectrum; network upgrades; technological advancements; industry consolidation, including the acquisition of AT&T Wireless; and availability and cost of capital.

•	Cingular’s failure to achieve, in the amounts and within the time frame expected, the capital and expense synergies and other benefits expected from its acquisition of AT&T Wireless.
•

The impact of our pending acquisition of BellSouth, including our ability to obtain governmental approvals of the acquisition on the proposed terms and schedule; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

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

The impact of our pending acquisition of BellSouth, including our ability to obtain governmental approvals of the acquisition on the proposed terms and schedule; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

We agreed to acquire BellSouth in order to streamline the ownership and operations of Cingular and combine the Cingular, BellSouth and AT&T IP networks into a single IP network; to speed the deployment, and at lower cost, of next-generation IP video and other services; to provide business customers with the benefits of combining AT&T’s national and international networks and services with BellSouth’s local exchange and broadband services; and to create potential cost savings, technological development and other benefits. Achieving these results will depend in part on successfully integrating three large corporations, which could involve significant management attention and create uncertainties for employees; additionally, we and Cingular are already in the process of integrating previous acquisitions. Uncertainty among employees could adversely affect the ability of AT&T, BellSouth and Cingular to attract and retain key employees. Diversion of attention from ongoing operations on the part of management and employees could adversely affect our customers, suppliers and other parties with whom we have relationships. While the

AT&T INC.

JUNE 30, 2006

acquisition is pending, customers and strategic partners may delay or defer decisions to use services of each of the three companies, which could adversely affect the revenues and earnings of each company as well as the market prices of AT&T and BellSouth common shares. We also expect to incur substantial expenses related to the integration of these companies. We must integrate a large number of systems, both operational and administrative. These integration expenses may result in our taking significant charges against earnings, both cash and non-cash, primarily from the amortization of intangibles. Delays in this process could have a material adverse effect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in state and federal regulation and laws as well as economic trends, also could adversely affect our ability to realize the expected benefits from this acquisition.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the second quarter of 2006, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. In the second quarter an aggregate of 70,993 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $26.21 to $27.89, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)

Issuer Equity Repurchases – On March 4, 2006, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. During the second quarter of 2006, we repurchased 5.7 million shares at a cost of $148. Under this purchase plan, we expect to repurchase between $2,000 and $3,000 in shares during 2006, with a total buyback of $10,000 through the end of 2007. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1, 2006–
May 31, 2006	4,840,000	$ 25.82	4,840,000	395,160,000
June 1, 2006 –
June 6, 2006	880,000	$ 26.21	880,000	394,280,000

Total	5,720,000	$ 25.88	5,720,000	394,280,000

[1] Average Price Paid per Share excludes transaction costs.

AT&T INC.

JUNE 30, 2006

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners (shares in millions)

(a)

The annual meeting of the shareowners of AT&T Inc. (AT&T) was held on April 28, 2006, in San Antonio, Texas. Shareowners representing 3,285, or 84.5%, of the common shares outstanding as of the March 1, 2006 record date were present in person or were represented at the meeting by proxy.

(b)	Election of Directors:
	VOTES
Nominee	For	Withheld*
Edward E. Whitacre Jr.	3,125	160
William F. Aldinger III	3,059	226
Gilbert F. Amelio	3,128	157
August A. Busch III	2,985	300
Martin K. Eby, Jr.	3,111	174
James A. Henderson	3,120	165
Charles F. Knight	3,118	167
Jon C. Madonna	3,077	208
Lynn M. Martin	3,138	147
John B. McCoy	3,143	142
Mary S. Metz	3,067	218
Toni Rembe	3,148	137
S. Donley Ritchey	3,078	207
Joyce M. Roche	3,019	266
Randall Stephenson	3,150	135
Laura D’Andrea Tyson	3,150	135
Patricia P. Upton	3,115	170

*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated director or directors, as well as shares present at the meeting that were not voted for such director or directors.

(c)	Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement dated March 10, 2006.

	For	% For	Against	% Against	Abstain	Non-Vote
Ratification of Ernst & Young
LLP as Independent Auditors[1]	3,183	98.0%	64	2.0%	38	-
Adopt 2006 Incentive Plan[1]	2,283	84.7	414	15.3	56	532
Amend Article Seven of restated
Certificate of Incorporation[2]	2,612	67.2	92	-	50	532
Report on Political Contributions[1]	376	15.2	2,101	84.8	275	532
Separate CEO and Chairman[1]	896	33.3	1,791	66.7	66	532
Report on Executive
Compensation[1]	319	11.9	2,350	88.1	84	532
Stockholder’s Approval of
Directors’ Compensation[1]	292	10.9	2,389	89.1	72	532
Require Majority Vote[1]	745	27.7%	1,940	72.3%	67	532

1 Percentages are based on the total common shares voted. Approval of this proposal required a majority vote.

2 Percentage is based on the total number of common shares outstanding. Approval of this proposal required a two-thirds majority of the outstanding shares of AT&T common stock.

AT&T INC.

JUNE 30, 2006

Special Meeting of Shareowners (shares in millions)

(a)

A special meeting of stockholders of AT&T was held on July 21, 2006, in San Antonio, Texas. Shareowners representing 2,792, or 71.8%, of the common shares outstanding as of the June 1, 2006 record date were present in person or were represented at the meeting by proxy.

(b)	Holders of common shares voted at this meeting on the following matter, which was set forth in our proxy statement and prospectus dated June 2, 2006.

	For	% For	Against	% Against	Abstain	Non-Vote
Issuance of AT&T common shares
required pursuant to the Agreement and Plan of Merger dated March 4, 2006[1]	2,720	98.7%	37	1.3%	35	-

1 Percentages are based on the total common shares voted. Approval of this proposal required a majority vote.

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

3	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 28, 2006
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 4, 2006	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer