Form 10-Q
period 2006-09-30
AT&T INC.
filed 2006-11-02
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

At October 31, 2006, common shares outstanding were 3,842,902,194.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenues
Voice	$8,464	$5,743	$25,725	$17,355
Data	4,546	2,514	13,465	7,343
Directory	906	917	2,716	2,723
Other	1,722	1,130	5,258	3,434
Total operating revenues	15,638	10,304	47,164	30,855
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	6,664	4,364	20,641	13,153
Selling, general and administrative	3,620	2,175	11,396	7,229
Depreciation and amortization	2,437	1,803	7,415	5,437
Total operating expenses	12,721	8,342	39,452	25,819
Operating Income	2,917	1,962	7,712	5,036
Other Income (Expense)
Interest expense	(442)	(349)	(1,378)	(1,051)
Interest income	98	82	278	291
Equity in net income of affiliates	649	219	1,438	342
Other income (expense) – net	11	(70)	37	11
Total other income (expense)	316	(118)	375	(407)
Income Before Income Taxes	3,233	1,844	8,087	4,629
Income taxes	1,068	598	2,669	1,498
Net Income	$2,165	$1,246	$5,418	$3,131
Earnings Per Common Share:
Net Income	$0.56	$0.38	$1.40	$0.95
Earnings Per Common Share - Assuming Dilution:
Net Income	$0.56	$0.38	$1.39	$0.95
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	3,873	3,296	3,880	3,300
Dividends Declared Per Common Share	$0.3325	$0.3225	$0.9975	$0.9675

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,251	$1,224
Accounts receivable – net of allowances for
uncollectibles of $936 and $1,176	8,668	9,351
Prepaid expenses	1,038	1,029
Deferred income taxes	1,598	2,011
Other current assets	957	1,039
Total current assets	13,512	14,654
Property, plant and equipment	152,573	149,238
Less: accumulated depreciation and amortization	94,922	90,511
Property, Plant and Equipment – Net	57,651	58,727
Goodwill	13,385	14,055
Intangible Assets – Net	7,728	8,503
Investments in Equity Affiliates	2,222	2,031
Investments in and Advances to Cingular Wireless	33,029	31,404
Other Assets	16,365	16,258
Total Assets	$143,892	$145,632

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$4,713	$4,455
Accounts payable and accrued liabilities	14,789	17,088
Accrued taxes	3,122	2,586
Dividends payable	1,281	1,289
Total current liabilities	23,905	25,418
Long-Term Debt	26,799	26,115
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	14,368	15,713
Postemployment benefit obligation	18,150	18,133
Unamortized investment tax credits	188	209
Other noncurrent liabilities	5,081	5,354
Total deferred credits and other noncurrent liabilities	37,787	39,409

Stockholders’ Equity
Common shares issued ($1 par value)	4,065	4,065
Capital in excess of par value	27,116	27,499
Retained earnings	30,653	29,106
Treasury shares (at cost)	(5,867)	(5,406)
Additional minimum pension liability adjustment	(218)	(218)
Accumulated other comprehensive income	(348)	(356)
Total stockholders’ equity	55,401	54,690
Total Liabilities and Stockholders’ Equity	$143,892	$145,632

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Nine months ended
	September 30,
	2006	2005
Operating Activities
Net income	$5,418	$3,131
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,415	5,437
Undistributed earnings from investments in equity affiliates	(1,359)	(285)
Provision for uncollectible accounts	450	561
Amortization of investment tax credits	(21)	(17)
Deferred income tax expense (benefit)	(269)	(315)
Net gain on sales of investments	(10)	(104)
Changes in operating assets and liabilities:
Accounts receivable	249	(39)
Other current assets	42	(249)
Accounts payable and accrued liabilities	(1,819)	(242)
Stock-based compensation tax benefit	(10)	(3)
Other - net	507	508
Total adjustments	5,175	5,252
Net Cash Provided by Operating Activities	10,593	8,383
Investing Activities
Construction and capital expenditures	(6,158)	(3,743)
Receipts from (investments in) affiliates – net	(633)	2,603
Dispositions	72	126
Acquisitions	(115)	(169)
Maturities of held-to-maturity securities	3	98
Proceeds from note repayment	-	37
Other	5	-
Net Cash Used in Investing Activities	(6,826)	(1,048)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	2,336	(1,656)
Repayment of other short-term borrowings	(3)	-
Issuance of long-term debt	1,491	-
Repayment of long-term debt	(2,882)	(2,123)
Purchase of treasury shares	(1,359)	(742)
Issuance of treasury shares	463	362
Dividends paid	(3,873)	(3,196)
Stock-based compensation tax benefit	10	3
Other	77	-
Net Cash Used in Financing Activities	(3,740)	(7,352)
Net increase (decrease) in cash and cash equivalents from continuing operations	27	(17)
Net Cash Used in Operating Activities from Discontinued Operations	-	(310)
Net increase (decrease) in cash and cash equivalents	27	(327)
Cash and cash equivalents beginning of year	1,224	760
Cash and Cash Equivalents End of Period	$1,251	$433

Cash paid during the nine months ended September 30 for:
Interest	$1,503	$1,198
Income taxes, net of refunds	$2,249	$1,535

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Nine months ended
	September 30, 2006
	Shares	Amount
Common Stock
Balance at beginning of year	4,065	$4,065
Balance at end of period	4,065	$4,065

Capital in Excess of Par Value
Balance at beginning of year		$27,499
Issuance of shares		(302)
Stock based compensation		(81)
Balance at end of period		$27,116

Retained Earnings
Balance at beginning of year		$29,106
Net income ($1.39 per diluted share)		5,418
Dividends to stockholders ($1.00 per share)		(3,865)
Other		(6)
Balance at end of period		$30,653

Treasury Shares
Balance at beginning of year	(188)	$(5,406)
Purchase of shares	(45)	(1,359)
Issuance of shares	21	898
Balance at end of period	(212)	$(5,867)

Additional Minimum Pension Liability Adjustment
Balance at beginning of year		$(218)
Balance at end of period		$(218)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(356)
Other comprehensive income (loss) (see Note 3)		8
Balance at end of period		$(348)
See Notes to Consolidated Financial Statements.

AT&T INC.

SEPTEMBER 30, 2006

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

We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. As a result of our November 2005 acquisition of AT&T Corp. (ATTC), in 2006, we revised our segment reporting (see Note 5). In addition, we revised the product categories reported in operating revenue as follows: long-distance voice is now reported in voice revenue; the majority of customer premises equipment and integration services revenue, previously reported as voice and data revenue are now reported in other revenue; and directory revenues now reflect our traditional directory segment revenues. Additionally, in assessing fair value of contracts in conjunction with the acquisition of ATTC (see Note 2) we reduced revenues and operating expenses by $18 in the post-acquisition 2005 period and by $79 for the first six months of 2006 to reflect settlements with foreign carriers for transport/carrying calls at the contract incremental/cash settlement rates rather than contract swap rates. Operating Income remained unchanged.

FIN 48  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on our financial position and results of operations.

EITF 06-3 In June 2006, the Emerging Issues Task Force (EITF), a task force established to assist the FASB on significant emerging accounting issues, ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” Amounts that are allowed to be charged to customers as an offset to taxes

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

owed by a company are not considered taxes collected and remitted. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact EITF 06-3 will have, but do not expect a material impact on our financial position and results of operations.

FAS 157 In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurement. FAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practice. FAS 157 requires prospective application for fiscal years ending after November 15, 2007.

FAS 158 In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158), an amendment of Statement of Financial Accounting Standard No. 87 “Employers’ Accounting for Pensions” (FAS 87), Statement of Financial Accounting Standard No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Statement of Financial Accounting Standard No. 106 “Employers’ Account for Postretirement Benefits Other Than Pensions” (FAS 106) and Statement of Financial Accounting Standard No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS 158 will require us to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This standard will have no effect on our expense or benefit recognition, nor will it affect the funding requirements imposed under the Employee Retirement Income Security Act of 1974, as amended (ERISA). FAS 158 requires prospective application for fiscal years ending after December 15, 2006. Had FAS 158 been in effect at December 31, 2005, we would have reduced our pension assets approximately $8,700 and increased our postretirement benefit obligation approximately $7,300. The after tax reduction to our stockholders’ equity would have been approximately $10,000. We will adopt FAS 158 in the fourth quarter of 2006.

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” we establish obligations for probable termination benefits provided to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At September 30, 2006, for employees not affected by the change-in-control provisions of the ATTC benefit plans, we had severance accruals of $276, of which $241 was established as merger-related severance accruals. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), severance accruals recorded for ATTC employees were included in the preliminary purchase price allocation (see Note 2).

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

Under the purchase method of accounting, the transaction was valued, for accounting purposes, at $15,517 and the assets and liabilities of ATTC were recorded at their respective fair values as of the date of the acquisition. At the time of the acquisition, we obtained preliminary third-party valuations of property, plant and equipment, intangible assets (including the AT&T trade name), debt

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

and certain other assets and liabilities. Because of the proximity of this transaction to year-end, the values of certain assets and liabilities were based on preliminary valuations and were subject to adjustment as additional information was obtained. Such additional information includes, but is not limited to: valuations and physical counts of property, plant and equipment, valuation of investments and the involuntary termination of employees. As of September 30, 2006, we have obtained additional information on many of the outstanding issues relating to the preliminary valuation, resulting in the adjustment of certain assets and liabilities, offset by a change to goodwill. We have 12 months from the closing of the acquisition to finalize our valuations; any remaining adjustments will be reflected in the fourth quarter.

The following table summarizes the preliminary estimated fair values of the ATTC assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first nine months of 2006.

	Purchase Price Allocation
	As of		As of
	12/31/05	Adjustments	9/30/06
Assets acquired
Current assets	$6,295	$16	$6,311
Property, plant and equipment	10,921	(662)	10,259
Intangible assets not subject to amortization:
Trade name	4,900	-	4,900
Licenses	40	-	40
Intangible assets subject to amortization:
Customer lists and relationships	3,050	-	3,050
Patents	150	-	150
Brand licensing agreements	70	-	70
Investments in unconsolidated subsidiaries	160	(90)	70
Other assets	4,247	165	4,412
Goodwill	12,343	(691)	11,652
Total assets acquired	42,176	(1,262)	40,914

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	6,740	63	6,803
Long-term debt	8,293	-	8,293
Deferred income taxes	531	(720)	(189)
Postemployment benefit obligation	8,807	(468)	8,339
Other noncurrent liabilities	2,288	(137)	2,151
Total liabilities assumed	26,659	(1,262)	25,397
Net assets acquired	$15,517	$-	$15,517

Adjustments were primarily related to property, plant and equipment, head-count assumptions associated with payments for involuntary employee separations, pension asset valuations and the adjustment for certain tax items. Reductions in the value of property, plant and equipment primarily reflects the reduction of estimated real estate values of property in use as well as a more comprehensive look at our fixed asset portfolio. Included in our third-quarter 2006 operating results is a $71 reduction of depreciation expense related to the revaluation of these assets. The timing lag in valuation of certain pension assets (primarily real estate related) resulted in a $20 reduction of operating expense in the third quarter. In addition to the deferred tax impacts associated with valuation adjustments, a net reduction in deferred taxes was recorded as a result of modifications to various pre-merger tax estimates and the resolution of an ATTC Internal Revenue Service audit (an adjustment of $385 for the years 1997-2001). In total we recorded an increase of $97 in operating income, $70 of which related to periods prior to the third quarter of 2006.

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The completion of the final valuation of the assets and liabilities may result in further adjustments to goodwill. Additionally, as ATTC stock options that were converted at the time of the merger are exercised, the tax effect on those options may further reduce goodwill. As of September 30, 2006, we had recorded $11 in related reductions.

ATTC maintained change-in-control provisions with its employees that required enhanced severance and benefit payments be paid to employees of ATTC if a change-in-control occurred. Included in the liabilities assumed at acquisition, was $1,543 accrued for such enhanced severance and benefits. As part of the opening balance sheet adjustments, a revised number of expected employee separations that will result in payments resulted in a decline in the change-in-control severance and benefit accrual of $477. Following is a summary of the accrual recorded at December 31, 2005, cash payments made during the first nine months of 2006 and the purchase accounting adjustments thereto.  We will continue to evaluate this accrual through the end of the allocation period.

	Balance at 12/31/05	Cash Payments for the Quarter Ended				Balance at
		3/31/06	6/30/06	9/30/06	Adjustments	9/30/06
Paid out of:
Company funds	$870	$(46)	$(59)	$(86)	$(97)	$582
Pension and Postemployment benefit plans	673	(5)	(27)	(18)	(380)	243
Total	$1,543	$(51)	$(86)	$(104)	$(477)	$825

The following unaudited pro forma consolidated results of operations assume that the acquisition of ATTC was completed as of January 1, 2005.

	For the Quarter Ended				For the Year Ended
	3/31/05	6/30/05	9/30/05	12/31/05	2005
Revenues	$16,619	$16,554	$16,414	$16,202	$65,789
Net Income	1,319	1,257	1,729	1,862	6,167

As part of the process of coordinating benefits, we changed our management vacation pay policy for legacy SBC employees so vacation is earned ratably throughout the year rather than at the end of the preceding year. As a result, we recognized a decrease in operating expenses of $246 in the third quarter of 2006. We anticipate the expense reduction for the fourth quarter of 2006 to be approximately $80.

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2006 and 2005 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,165	$1,246	$5,418	$3,131
Other comprehensive income, net of tax:
Foreign currency translation adjustment	29	(2)	(16)	28
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(17)	2	17	(21)
Less reclassification adjustment realized in net income	-	(4)	(8)	(37)
Net unrealized gains on cash flow hedges: Unrealized gains, net of taxes	-	-	2	-
Reclassification adjustment for losses
on cash flow hedges included in net income	4	2	12	3
Other	-	(2)	1	(2)
Other comprehensive income (loss)	16	(4)	8	(29)
Total Comprehensive Income	$2,181	$1,242	$5,426	$3,102

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and nine months ended September 30, 2006 and 2005 is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerators
Numerator for basic earnings per share:
Net income	$2,165	$1,246	$5,418	$3,131
Dilutive potential common shares:
Other stock-based compensation	2	5	5	8
Numerator for diluted earnings per share	$2,167	$1,251	$5,423	$3,139
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	3,873	3,296	3,880	3,300
Dilutive potential common shares:
Stock options	5	-	4	1
Other stock-based compensation	14	10	16	10
Denominator for diluted earnings per share	3,892	3,306	3,900	3,311
Basic earnings per share
Net income	$0.56	$0.38	$1.40	$0.95
Diluted earnings per share
Net income	$0.56	$0.38	$1.39	$0.95

At September 30, 2006, we had issued and outstanding options to purchase approximately 234 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 189 million shares in the third quarter and 212 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At September 30, 2006, the exercise price of 47 million share options were below market price, commonly referred to as “in the money.” Of these options, 11 million will expire by the end of 2007.

At September 30, 2005, we had issued and outstanding options to purchase 202 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 191 million shares in the third quarter and 195 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

AT&T INC.

SEPTEMBER 30, 2006

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

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, internet protocol and internet access data, messaging services, managed networking to business customers, our U-versesm video service and satellite television services through our agreement with EchoStar Communications Corp.

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

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2006

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$14,577	$9,553	$906	$155	$-	$(9,553)	$15,638
Intersegment revenues	9	-	15	49	(73)	-	-
Total segment operating revenues	14,586	9,553	921	204	(73)	(9,553)	15,638
Operations and support expenses	9,756	6,561	439	161	(72)	(6,561)	10,284
Depreciation and amortization expenses	2,376	1,576	1	60	-	(1,576)	2,437
Total segment operating expenses	12,132	8,137	440	221	(72)	(8,137)	12,721
Segment operating income	2,454	1,416	481	(17)	(1)	(1,416)	2,917
Interest expense	-	306	-	-	442	(306)	442
Interest income	-	6	-	-	98	(6)	98
Equity in net income (loss) of affiliates	-	-	(2)	651	-	-	649
Other income (expense) – net	-	(44)	-	-	11	44	11
Segment income before income taxes	$2,454	$1,072	$479	$634	$(334)	$(1,072)	$3,233

At September 30, 2006 or for the nine months ended

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$43,970	$27,751	$2,716	$478	$-	$(27,751)	$47,164
Intersegment revenues	25	-	53	126	(204)	-	-
Total segment operating revenues	43,995	27,751	2,769	604	(204)	(27,751)	47,164
Operations and support expenses	30,422	19,657	1,321	497	(203)	(19,657)	32,037
Depreciation and amortization expenses	7,233	4,854	2	181	(1)	(4,854)	7,415
Total segment operating expenses	37,655	24,511	1,323	678	(204)	(24,511)	39,452
Segment operating income	6,340	3,240	1,446	(74)	-	(3,240)	7,712
Interest expense	-	901	-	-	1,378	(901)	1,378
Interest income	-	13	-	-	278	(13)	278
Equity in net income (loss) of affiliates	-	-	(13)	1,451	-	-	1,438
Other income (expense) – net	-	(120)	-	-	37	120	37
Segment income before income taxes	$6,340	$2,232	$1,433	$1,377	$(1,063)	$(2,232)	$8,087

Segment Assets	$103,791	$80,292	$4,718	$135,078	$(99,695)	$(80,292)	$143,892

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2005

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$9,222	$8,746	$917	$165	$-	$(8,746)	$10,304
Intersegment revenues	7	-	15	17	(39)	-	-
Total segment operating revenues	9,229	8,746	932	182	(39)	(8,746)	10,304
Operations and support expenses	5,987	6,548	425	168	(41)	(6,548)	6,539
Depreciation and amortization expenses	1,747	1,541	1	54	1	(1,541)	1,803
Total segment operating expenses	7,734	8,089	426	222	(40)	(8,089)	8,342
Segment operating income	1,495	657	506	(40)	1	(657)	1,962
Interest expense	-	304	-	-	349	(304)	349
Interest income	-	8	-	-	82	(8)	82
Equity in net income (loss) of affiliates	-	1	-	219	-	(1)	219
Other income (expense) – net	-	(36)	-	-	(70)	36	(70)
Segment income before income taxes	$1,495	$326	$506	$179	$(336)	$(326)	$1,844

For the nine months ended September 30, 2005

	Wireline	Cingular	Directory	Other	Consolidation and Elimination	Cingular Elimination	Consolidated Results
Revenues from external customers	$27,645	$25,584	$2,723	$487	$-	$(25,584)	$30,855
Intersegment revenues	23	-	63	42	(128)	-	-
Total segment operating revenues	27,668	25,584	2,786	529	(128)	(25,584)	30,855
Operations and support expenses	18,733	19,464	1,301	475	(127)	(19,464)	20,382
Depreciation and amortization expenses	5,277	4,845	4	157	(1)	(4,845)	5,437
Total segment operating expenses	24,010	24,309	1,305	632	(128)	(24,309)	25,819
Segment operating income	3,658	1,275	1,481	(103)	-	(1,275)	5,036
Interest expense	-	968	-	-	1,051	(968)	1,051
Interest income	-	44	-	-	291	(44)	291
Equity in net income (loss) of affiliates	-	4	(1)	343	-	(4)	342
Other income (expense) – net	-	(76)	-	-	11	76	11
Segment income before income taxes	$3,658	$279	$1,480	$240	$(749)	$(279)	$4,629

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. TRANSACTIONS WITH CINGULAR

We and BellSouth, the two owners of Cingular, have each made a subordinated loan to Cingular (shareholder loans). Our shareholder loan to Cingular totaled $4,108 at September 30, 2006 and December 31, 2005. This loan bears interest at an annual rate of 6.0% and matures in June 2008. We earned interest income on this loan of $62 in the third quarter and $184 for the first nine months of 2006 and $74 in the third quarter and $248 for the first nine months of 2005.

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

Under the revolving credit agreement we received net repayments from Cingular totaling $91 in the third quarter and had net advances of $624 for the first nine months of 2006. Our share of advances to Cingular under the revolving credit agreement is reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets and totaled $931 at September 30, 2006 and $307 at December 31, 2005.

We generated revenues of $359 in the third quarter and $1,106 for the first nine months of 2006 and $220 in the third quarter and $607 for the first nine months of 2005 for services sold to Cingular. These revenues were primarily from access and long-distance services sold to Cingular on a wholesale basis, and commissions revenue related to customers added through AT&T sales sources. The offsetting expense amounts are recorded by Cingular, and 60% of these expenses are included in our “Equity in net income of affiliates” line on our Consolidated Statements of Income when we report our 60% proportionate share of Cingular’s results.

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 7. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of ERISA, is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2006.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with FAS 87 and FAS 106. In the following table, gains are denoted with parentheses and losses are not.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension cost:
Service cost – benefits earned during the period	$262	$197	$787	$589
Interest cost on projected benefit obligation	627	403	1,881	1,210
Expected return on assets	(1,008)	(636)	(2,992)	(1,908)
Amortization of prior service cost and transition asset	37	47	112	140
Recognized actuarial loss	91	39	271	118
Net pension cost	$9	$50	$59	$149

Postretirement benefit cost:
Service cost – benefits earned during the period	$108	$95	$326	$290
Interest cost on accumulated postretirement
benefit obligation	485	355	1,457	1,077
Expected return on assets	(234)	(189)	(701)	(567)
Amortization of prior service benefit	(90)	(90)	(269)	(254)
Recognized actuarial loss	119	110	354	329
Postretirement benefit cost	$388	$281	$1,167	$875

Combined net pension and postretirement cost	$397	$331	$1,226	$1,024

Our combined net pension and postretirement cost increased $66 in the third quarter and $202 for the first nine months of 2006 compared with the same periods in 2005. Net pension and postretirement costs in 2006 reflect the November 2005 acquisition of ATTC, changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75% (an increase to expense) and net losses on plan assets in prior years. For development of the expected return on assets, we recognize actual gains and losses on pension and postretirement plan assets equally over a period of five years.

As part of our acquisition of ATTC, we acquired certain non-U.S. operations. Net pension cost for non-U.S. plans, which is not included in the table above, was $4 in the third quarter and $18 for the first nine months of 2006.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $38 in the third quarter and $113 for the first nine months of 2006, of which $26 and $77 was interest cost, respectively. Net supplemental retirement pension

AT&T INC.

SEPTEMBER 30, 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

benefits cost was $27 in the third quarter and $81 for the first nine months of 2005, of which $17 and $51 was interest cost, respectively.

NOTE 8. PENDING ACQUISITION OF BELLSOUTH

On March 4, 2006, we agreed to acquire BellSouth in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the acquisition (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $66,000.

We and BellSouth jointly own Cingular and the internet-based publisher YPC. In the Cingular joint venture, we hold a 60 percent economic interest and BellSouth holds a 40 percent economic interest and in the YPC joint venture we hold a 66 percent economic interest and BellSouth holds a 34 percent economic interest. For each joint venture control is shared equally (i.e., 50/50). We and BellSouth each account for the joint ventures under the equity method of accounting, recording the proportional share of Cingular’s and YPC’s income as equity in net income of affiliates on the respective consolidated statements of income and reporting the ownership percentage of Cingular’s net assets as “Investments in and Advances to Cingular Wireless” and the ownership percentage of YPC’s net assets as “Investments in Equity Affiliates” on the respective consolidated balance sheets. After the BellSouth acquisition, BellSouth, Cingular and YPC will be wholly-owned subsidiaries of AT&T.

Upon consolidation, the asset and liabilities of BellSouth and Cingular will be appraised, based on third-party valuations, for inclusion on the opening balance sheet, adjusting 100% of BellSouth’s and 40% of Cingular’s values. Long-lived assets such as property, plant and equipment will reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets, sometimes referred to as a Greenfield approach. This approach often results in differences, sometimes material, from recorded book values even if, absent the acquisition, the assets would be neither increased in value nor impaired. In addition, assets and liabilities that would not normally be recorded in ordinary operations will be recorded at their acquisition values (e.g., customer relationships that were developed by the acquired company). Debt instruments and investments are valued in relation to current market conditions and other assets and liabilities are valued based on the acquiring company’s estimates. After all identifiable assets and liabilities are valued, the remainder of the purchase price is recorded as goodwill. These values are subject to adjustment for one year after the close of the transaction as additional information is obtained.

The transaction has been approved by the Board of Directors and the stockholders of each company and various other regulatory authorities. In October 2006, the U.S. Department of Justice completed its review of the transaction without imposing any conditions. The acquisition remains subject to approval by the Federal Communications Commission. We expect the transaction to close in the fall of 2006.

AT&T INC.

SEPTEMBER 30, 2006

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

Consolidated Results We completed our acquisition of AT&T Corp. (ATTC) on November 18, 2005. Consolidated results for the third quarter and nine month period ended September 30, 2006 include results from ATTC. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for ATTC prior to our acquisition, including the third quarter and nine months ended September 30, 2005, are not included in our operating results and are therefore not discussed. Our financial results in the third quarter and for the first nine months of 2006 and 2005 are summarized as follows:

Third Quarter	Nine-Month Period

2006	2005	Percent Change	2006	2005	Percent Change

Operating revenues	$15,638	$10,304	51.8%	$47,164	$30,855	52.9%
Operating expenses	12,721	8,342	52.5	39,452	25,819	52.8
Operating income	2,917	1,962	48.7	7,712	5,036	53.1
Income before income taxes	3,233	1,844	75.3	8,087	4,629	74.7
Net Income	2,165	1,246	73.8	5,418	3,131	73.0

Overview

Operating income As noted above, 2006 revenues and expenses reflect the addition of ATTC’s results while our 2005 results do not include ATTC. Accordingly, the following discussion of changes in our revenues and expenses is significantly affected by the ATTC acquisition. Our operating income increased $955, or 48.7%, in the third quarter and $2,676, or 53.1%, for the first nine months of 2006 and our operating income margin decreased from 19.0% to 18.7% in the third quarter and increased from 16.3% to 16.4% for the first nine months. Operating income increased primarily due to expense reduction through merger synergies, partially offset by additional amortization expense on those intangibles identified at the time of our acquisition of ATTC and by the negative effects of a continued decline in access lines. Since our merger with ATTC, our operating income margin has grown from 13.9% in the first quarter to 16.5% in the second quarter and 18.7% in the third quarter of 2006, reflecting realized merger synergies and a merger-related change in our vacation policy (see Note 2).

Retail access lines continued to decline due to increased competition, as customers disconnected both primary and additional lines and began using wireless and Voice over Internet Protocol (VoIP) technology offered by competitors and cable instead of phone lines for voice and data. Access line trends are further discussed in our Wireline segment discussion.

Operating revenues Our operating revenues increased $5,334, or 51.8%, in the third quarter and $16,309, or 52.9%, for the first nine months of 2006 primarily due to our acquisition of ATTC. The increase was slightly offset by continued pressure in voice, reflecting access line decreases in our traditional SBC Communications (SBC) 13-state region (“in-region”) and decreased demand for wholesale services. (We changed our name to AT&T from SBC after our acquisition of ATTC.) Operating revenues in the third quarter were down about 1% from

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

the first two quarters of 2006. Operating revenue changes are discussed in greater detail in our “Segment Results” sections.

Operating expenses Our operating expenses increased $4,379, or 52.5%, in the third quarter and $13,633, or 52.8%, for the first nine months of 2006 primarily due to our acquisition of ATTC, and also included merger integration costs of $147 in the third quarter and $569 for the first nine months and amortization expense on intangible assets identified at the time of the ATTC merger of $233 in the third quarter and $740 for the first nine months. Operating expenses in the third quarter and for the first nine months of 2006 were $246 lower than prior periods due to a change in our vacation policy (see Note 2). Our expenses in 2006 also include decreases related to workforce reductions, reflecting a decline of approximately 10,500 employees from December 31, 2005, of which 3,600 were in the third quarter. As of September 30, 2006, we were ahead of schedule with our targeted workforce reductions associated with the ATTC acquisition. Sequentially, expenses for the quarter decreased 2.9% in the second quarter and 3.4% in the third quarter, reflecting progress with the integration of ATTC and other cost-reduction initiatives, as well as the merger-related change in our vacation policy. Our significant expense changes are discussed in greater detail in our “Segment Results” sections.

Interest expense increased $93, or 26.6%, in the third quarter and $327, or 31.1%, for the first nine months of 2006. The increase in 2006 was primarily due to interest expense on ATTC’s outstanding debt.

Interest income increased $16, or 19.5%, in the third quarter and decreased $13, or 4.5%, for the first nine months of 2006. The increase in the quarter was primarily due to increased interest income from marketable securities. The decrease in interest income for the first nine months of 2006 was primarily due to the pay-down by Cingular Wireless (Cingular) of our shareholder loan to them. This decrease was partially offset by our benefiting from the reduced interest expense at Cingular due to our 60% ownership in Cingular, which is reflected in equity in net income of affiliates.

Equity in net income of affiliates increased $430 in the third quarter and $1,096 for the first nine months of 2006. The increase was primarily due to our proportionate share of Cingular’s improved results of $375 in the third quarter and $968 for the first nine months.

We account for our 60% economic interest in Cingular under the equity method of accounting and therefore include our proportionate share of Cingular’s results in our “Equity in net income of affiliates” line item on our Consolidated Statements of Income. Cingular’s operating results are discussed in detail in the “Cingular Segment Results” section. Our accounting for Cingular is described in more detail in Note 5. Our equity investments are discussed in greater detail in the “Other Segment Results” section.

Other income (expense) – net We had other income of $11 in the third quarter and $37 for the first nine months of 2006, as compared to other expense of $70 in the third quarter and other income of $11 for the first nine months of 2005. Results in the third quarter of 2006 primarily consisted of $14 related to leveraged lease and royalty income and other expenses of $5 related to fair value adjustments on financial instruments. Results for the first nine months of 2006 primarily consisted of royalty income of $15, gains on the sale of Covad Communications Group Inc. shares of $10 and leveraged lease income of $8. These gains were partially offset by other expenses of $20 related to fair value adjustments on financial instruments and net exchange rate losses.

Results in the third quarter of 2005 primarily consisted of other expenses of $82 due to an increase in value of a third-party minority holder’s interest in an SBC subsidiary’s preferred stock and $21 due to a call premium on early debt retirement, partially offset by a gain of $24 on the sale of a lease partnership. Other income for the first nine months of 2005 primarily included a gain of approximately $82 on the sale of shares of Amdocs Limited, SpectraSite, Inc and Yahoo!, a gain of $24 from the sale of a lease partnership and gains of $24 related to the transfer of wireless properties to Cingular. These gains were partially offset by other expenses of $82 and $21 mentioned above and a charge of $21 related to the other-than-temporary decline in the value of various cost investments.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Income taxes increased $470, or 78.6%, in the third quarter and $1,171, or 78.2%, for the first nine months of 2006. The increase in income taxes in the third quarter and for the first nine months of 2006 was due to higher income before income taxes. Our effective tax rates were 33.0% in the third quarter and for the first nine months of 2006 compared to 32.4% in the third quarter and for the first nine months of 2005.

Selected Financial and Operating Data

	September 30,
	2006	2005
Debt ratio[1]	36.3%	36.6%
In-region network access lines in service (000)[2]	47,087	50,217
In-region wholesale lines (000)[2]	3,972	5,423
In-region broadband connections (000)[2,3]	8,155	6,496
Number of AT&T employees[4]	179,420	154,500
Cingular Wireless customers (000)[5]	58,666	52,292

1  See our “Liquidity and Capital Resources” section for discussion.

2  In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).

3  Broadband connections include DSL lines of 8,148 in 2006 and 6,496 in 2005, U-verse high-speed internet access and satellite broadband.

4  Number of employees at December 31, 2005 was 189,950.

5  Amounts represent 100% of the wireless customers of Cingular.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 5 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. As a result of our acquisition of ATTC, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline; (2) Cingular; (3) directory; and (4) other.

The wireline segment provides both retail and wholesale landline telecommunications services, including local and long-distance voice, switched access, internet protocol (IP) and internet access data, messaging services, managed networking to business customers, our U-versesm video service and satellite television services through our agreement with EchoStar Communications Corp. (“AT&T | DISH Network” offering).

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

AT&T INC.

SEPTEMBER 30, 2006

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

Wireline

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Segment operating revenues
Voice	$8,464	$5,743	47.4%	$25,725	$17,355	48.2%
Data	4,546	2,514	80.8	13,465	7,343	83.4
Other	1,576	972	62.1	4,805	2,970	61.8
Total Segment Operating Revenues	14,586	9,229	58.0	43,995	27,668	59.0
Segment operating expenses
Cost of sales	6,399	4,096	56.2	19,830	12,358	60.5
Selling, general and administrative	3,357	1,891	77.5	10,592	6,375	66.1
Depreciation and amortization	2,376	1,747	36.0	7,233	5,277	37.1
Total Segment Operating Expenses	12,132	7,734	56.9	37,655	24,010	56.8
Segment Income	$2,454	$1,495	64.1%	$6,340	$3,658	73.3%

Operating Margin Trends

Our wireline segment operating income margin was 16.8% in the third quarter of 2006, compared to 16.2% in the third quarter of 2005, and 14.4% for the first nine months of 2006, compared to 13.2% for the first nine months of 2005. Our wireline segment operating income increased $959 in the third quarter of 2006 and $2,682 for the first nine months of 2006 primarily reflecting incremental revenue and expenses from our acquisition of ATTC. Operating income and margins increased primarily due to lower expenses as a result of merger synergies partially offset by additional amortization expense on those intangibles identified at the time of our acquisition of ATTC and lower voice revenue as a result of continued in-region access line declines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ alternative technologies, such as wireless, VoIP and cable for voice and data.

Wireline Operating Results

All changes other than those specifically stated as being due to the ATTC acquisition are related to in-region wireline operations.

Voice revenues increased $2,721, or 47.4%, in the third quarter and $8,370, or 48.2%, for the first nine months of 2006 primarily due to the acquisition of ATTC. Included in voice revenues are revenues from long-distance, local voice and local wholesale services. Voice revenues do not include any of our VoIP revenues, which are included in data revenues. Voice revenues previously reported for the first six months of 2006 were reduced by $79 based on a review of certain international billing arrangements (see Note 1).

•

Long-distance revenues increased $2,579 in the third quarter and $8,044 for the first nine months of 2006 driven almost entirely by the increase in long-distance customers due to the acquisition of ATTC. Also contributing to the increases were higher long-distance penetration levels. However, our long-distance revenue growth continued to slow, decreasing approximately 4.0% from second-quarter 2006 results, reflecting continuing market maturity since we began providing service to all of our in-region states in late 2003 and a continuing decline in ATTC’s mass-market customers.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

•

Local voice revenues increased $273 in the third quarter and $783 for the first nine months of 2006 primarily reflecting our acquisition of ATTC. However, we expect that revenues from ATTC’s mass-market customers will continue to decline on a sequential quarterly basis. Local voice revenues were also negatively impacted by continued declines in customer demand, calling features (e.g., Caller ID and voice mail), inside wire and retail payphone revenues. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ wireless, VoIP technology and cable offerings for voice, and the disconnection of additional lines for DSL service and other reasons. Partially offsetting these demand-related declines were revenue increases related to pricing increases for regional telephone service and calling features.

•

Lower demand for local wholesale services, primarily due to the decline in Unbundled Network Element-Platform (UNE-P) lines provided to competitors, decreased revenue $131 in the third quarter and $457 for the first nine months of 2006. Lines provided under the former UNE-P rules (which ended in March 2006) declined, as competitors moved to alternate arrangements to serve their customers or their customers chose an alternative technology. These lines are classified as wholesale in the “Access Line Summary” table. Competitors who represented a majority of our UNE-P lines have signed commercial agreements with us and therefore remain our wholesale customers. For the remaining UNE-P lines, we believe, based on marketing research, that customers primarily switched to competitors using alternative technologies or their own networks as opposed to returning as our retail customers. While we lose some revenue when a wireline customer shifts from one of our retail lines to a competitor that relies on a resale or wholesale product, we lose all revenue when a wireline customer shifts to a competitor using an alternative technology such as cable, wireless or VoIP, or their own network facilities.

Data revenues increased $2,032, or 80.8%, in the third quarter and $6,122, or 83.4%, for the first nine months of 2006. The increase in data revenues was due to increases in IP data of $792 in the third quarter and $2,346 for the first nine months, increases in transport of $651 in the third quarter and $1,998 for the first nine months and increases in packet switched services of $589 in the third quarter and $1,778 for the first nine months, all of which increased almost entirely due to the acquisition of ATTC. Data revenues accounted for approximately 29% of our operating revenues in the third quarter and for the first nine months of 2006 and 24% of revenues in the third quarter and for the first nine months of 2005.

Included in IP data revenues are DSL, dedicated internet access, virtual private network and other hosting services. Contributing to the increase in IP data services was continued growth in DSL, our broadband internet-access service. DSL internet service increased data revenues $109 in the third quarter and $313 for the first nine months of 2006, reflecting an increase in DSL lines in service, which was partially driven by lower-priced promotional offerings as a response to competitive pricing pressures.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines), and SONET (a dedicated high-speed solution for multi-site businesses), represented approximately 49% of total data revenues in the third quarter and 50% for the first nine months of 2006, and 63% of total data revenues in the third quarter and 64% for the first nine months of 2005.

Our packet switched services includes frame relay, asynchronous transfer mode (ATM) and managed packet services. As customers continue to shift from this traditional technology to IP-based technology, we expect these services to decline as a percentage of our overall data revenues.

Other operating revenues increased $604, or 62.1%, in the third quarter and $1,835, or 61.8%, for the first nine months of 2006, primarily due to incremental revenue from our acquisition of ATTC. Major items included in other operating revenues are integration services and customer premises equipment, outsourcing, directory and operator assistance services and government-related services, which account for over 72% of total revenue for all periods. Our co-branded AT&T | DISH Network satellite TV service increased revenue $8 in the third quarter and $33 for the first nine months of 2006. Revenue also increased $70 from an intellectual property license for the first nine months of 2006.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cost of sales expenses increased $2,303, or 56.2%, in the third quarter and $7,472, or 60.5%, for the first nine months of 2006, primarily related to the acquisition of ATTC. Cost of sales consists of costs we incur to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology, property taxes related to elements of our network and payphone operations. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

In-region benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $47 in the third quarter and $106 for the first nine months of 2006, primarily due to changes in our actuarial assumptions, which included the reduction of our discount rate from 6.00% to 5.75% (which increases expense), and net losses on plan assets in prior years. In addition, expenses increased $20 for the first nine months of 2006 related to changes in 2005 to phone concessions for out-of region retirees which reduced expenses in 2005. Nonemployee-related expenses such as contract services, agent commissions and materials and supplies costs, increased $102 in the third quarter and $67 for the first nine months. Traffic compensation expense (for access to another carrier’s network), up slightly in the third quarter, increased $110 for the first nine months of 2006, due primarily to growth in long-distance service, and as a result of decreased costs recorded in the first quarter of 2005 related to a carrier settlement. Salary and wage merit increases and other employee related expenses increased $29 in the third quarter and $58 for the first nine months of 2006.

Partially offsetting these increases were lower costs associated with equipment sales and related network integration services, which decreased $137 in the third quarter and $317 for the first nine months of 2006 primarily due to lower demand and as a result of the September 2005 amendment of our agreement for our co-branded AT&T | DISH Network satellite TV service. Prior to restructuring our relationship with EchoStar in September 2005, our co-branded AT&T | DISH Network satellite TV service had relatively high initial acquisition costs. Costs associated with equipment for large-business customers (as well as DSL and, previously, satellite video) typically are greater than costs associated with services that are provided over multiple years.

Lower employee levels decreased expenses, primarily salary and wages, $83 in the third quarter and $203 for the first nine months of 2006. Expenses in the third quarter and for the first nine months of 2006 were $165 lower than prior periods due to a change in our policy regarding the timing for earning vacation days. Expenses also decreased for the first nine months of 2006 resulting from repair costs of approximately $100 incurred in the first quarter of 2005 related to severe weather in-region. Expenses previously reported for the first six months of 2006 were reduced by $79 based on a review of certain international billing arrangements (see Note 1).

Selling, general and administrative expenses increased $1,466, or 77.5%, in the third quarter and $4,217, or 66.1%, for the first nine months of 2006, primarily due to the ATTC acquisition. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent they relate to employees who perform the functions listed in this paragraph.

Other in-region wireline segment costs increased $164 in the third quarter and $800 for the first nine months of 2006 primarily due to advertising costs related to promotion of the AT&T brand name. In addition, other advertising expenses increased $13 in the third quarter and $70 for the first nine months of 2006. Salary and wage merit increases and other employee related expenses increased $42 in the third quarter and $56 for the first nine months of 2006. Nonemployee related expenses, such as contract services, agent commissions and materials and supplies costs,

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

increased $26 in the third quarter and $14 for the first nine months of 2006. Benefit expenses, consisting primarily of our combined net pension and postretirement cost, increased $23 in the third quarter and $47 for the first nine months of 2006. In addition, expenses increased $57 in the third quarter and $73 for the first nine months of 2006 related to changes in 2005 to phone concessions for out-of region retirees which reduced expenses in 2005.

Partially offsetting these increases were lower employee levels, which decreased expenses, primarily salary and wages, $67 in the third quarter and $201 for the first nine months of 2006. Our provision for uncollectible accounts decreased slightly in the third quarter and $55 for the first nine months of 2006 as we experienced fewer losses from our retail customers and a decrease in bankruptcy filings by our wholesale customers. Expenses in the third quarter and for the first nine months of 2006 were $70 lower than prior periods due to a change in our policy regarding the timing for earning vacation days. Expenses also decreased $236 for the first nine months of 2006 due to a charge we incurred in the second quarter of 2005 to terminate existing agreements with WilTel Communications, which will continue to provide transitional and out-of-market long distance services under an agreement that commenced in November 2005 as a result of our acquisition of ATTC.

Depreciation and amortization expenses increased $629, or 36.0%, in the third quarter and 1,956, or 37.1%, for the first nine months of 2006 primarily due to higher depreciable and amortizable asset bases as a result of the ATTC merger.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Supplemental Information

Access Line Summary

Our in-region switched access lines at September 30, 2006 and 2005 are shown below and access line trends are addressed throughout this segment discussion:

In-Region [1]
Switched Access Lines	September 30,
			% Increase
(in 000’s)	2006	2005	(Decrease)

Retail Consumer
Primary	22,068	22,922	(3.7)%
Additional	3,571	3,989	(10.5)
Retail Consumer Subtotal	25,639	26,911	(4.7)

Retail Business	17,212	17,511	(1.7)
Retail Subtotal	42,851	44,422	(3.5)
Percent of total switched access lines	91.0%	88.5%

Sold to ATTC	1,216	1,790	(32.1)
Sold to other CLECs [2]	2,756	3,633	(24.1)
Wholesale Subtotal	3,972	5,423	(26.8)
Percent of total switched access lines	8.4%	10.8%

Payphone (Retail and Wholesale)	264	372	(29.0)
Percent of total switched access lines	0.6%	0.7%

Total Switched Access Lines	47,087	50,217	(6.2)%

Broadband Connections [3]	8,155	6,496	25.5%

1 In-region represents access lines served by AT&T’s ILECs.

2 Competitive local exchange carriers (CLECs)

3 Broadband connections include DSL lines of 8,148 in 2006 and 6,496 in 2005, U-verse high-speed internet access and satellite broadband.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cingular

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Segment operating revenues
Service revenues	$8,661	$7,721	12.2%	$24,961	$22,859	9.2%
Equipment revenues	892	1,025	(13.0)	2,790	2,725	2.4
Total Segment Operating Revenues	9,553	8,746	9.2	27,751	25,584	8.5
Segment operating expenses
Cost of services and equipment sales	3,725	3,667	1.6	11,218	10,629	5.5
Selling, general and administrative	2,836	2,881	(1.6)	8,439	8,835	(4.5)
Depreciation and amortization	1,576	1,541	2.3	4,854	4,845	0.2
Total Segment Operating Expenses	8,137	8,089	0.6	24,511	24,309	0.8
Segment Operating Income	1,416	657	-	3,240	1,275	-
Interest Expense	306	304	0.7	901	968	(6.9)
Equity in Net Income of Affiliates	-	1	-	-	4	-
Other – net	(38)	(28)	(35.7)	(107)	(32)	-
Segment Income	$1,072	$326	-	$2,232	$279	-

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

Cingular’s Customer and Operating Trends

As of September 30, 2006, Cingular served 58.7 million cellular/PCS (wireless) customers compared to 52.3 million at September 30, 2005. Cingular’s increase in customer gross additions in the third quarter and for the first nine months of 2006 compared to 2005 was primarily driven by an increase in reseller and prepaid customer growth, combined with its larger distribution network, broad range of service offerings and advertising over the past year. This growth was partially offset by a decline in postpaid customer growth due to the streamlining of operations, such as the reduction of retail stores and agents, and higher wireless market penetration. Cingular’s net subscriber additions increased 56.6% in the third quarter and 42.3% for the first nine months of 2006.

Competition and the slowing rate of new wireless users as the wireless market matures will continue to impact Cingular’s gross additions, revenue growth, expenses and put pressure on margins. Cingular expects that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing service average revenue per user/customer (ARPU).

Cingular’s ARPU has weakened over the past several years as it has offered a broader array of plans to expand its customer base and responded to increasing competition, resulting in pricing reductions. However, in the past quarter Cingular’s ARPU improved slightly reflecting increased use of data services by customers. Cingular expects continued pressure on ARPU notwithstanding increasing revenue from data services.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

ARPU increased 0.2% in the third quarter and declined 1.8% for the first nine months of 2006. The slight increase in ARPU in the third quarter was primarily due to an increase of 46.0% in average data revenue per customer, which was almost entirely offset by decreases in local service, net roaming revenue and other revenue per customer. The decline in ARPU for the first nine months was due to a decrease in local service, net roaming revenue and other revenue per customer partially offset by an increase in average data revenue per customer, which increased 42.0% for the first nine months, and long-distance revenue per customer. Local service revenue per customer declined primarily due to an increase in reseller customers which provide significantly lower ARPU than non-reseller customers, customer shifts to all-inclusive rate plans that offer lower monthly charges, Cingular’s free mobile-to-mobile plans that allow Cingular customers to call other Cingular customers at no charge and to a lesser extent “rollover” minutes.

The effective management of wireless customer churn is critical to Cingular’s ability to maximize revenue growth and to maintain and improve margins. Cingular’s wireless customer churn rate is calculated by dividing the aggregate number of wireless customers (prepaid and postpaid) who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Cingular’s churn rate was 1.8% in the third quarter and for the first nine months of 2006, down from 2.3% in the third quarter and 2.2% for the first nine months of 2005. The churn rate for Cingular’s postpaid customers was 1.5% in the third quarter and for the first nine months of 2006, down from 2.0% in the third quarter and 1.9% for the first nine months of 2005. The decline in postpaid churn reflects benefits from the acquisition of AT&T Wireless Service Inc. (AT&T Wireless), including more affordable rate plans, broader network coverage, higher network quality, exclusive devices and free mobile-to-mobile calling among Cingular customers.

Cingular’s customer churn of 1.8% in the third quarter increased 10 basis points sequentially from the second quarter of 2006. The sequential increase resulted from normal seasonality patterns, the phasing out of AT&T Wireless prepaid plans and from certain actions Cingular made to recover increased costs associated with serving the diminishing base of its Time Division Multiple Access (TDMA) customers and migration of these customers to the Cingular Global System for Mobile Communication (GSM) network. While Cingular anticipates continued improvements to its network and customer care and more compelling customer products and services, they continue to expect higher disconnects from the continued phase out of the AT&T Wireless prepaid platform and from Cingular’s analog and TDMA service which is planned to discontinue in early 2008.

Cingular expects its cost of services to continue increasing due to higher network system usage, which includes the costs Cingular is now paying T-Mobile USA (T-Mobile) for the use of its network in California and Nevada, higher costs associated with integrating the AT&T Wireless network and operations, and, to a lesser extent, increased expenses related to operating, maintaining and decommissioning TDMA networks that duplicated GSM networks while integrating the networks acquired from AT&T Wireless. Cingular’s remaining purchase commitment to T-Mobile was $243 at September 30, 2006. Operating costs will substantially increase in the event that Cingular’s network expansion in California and Nevada is not completed prior to fulfilling the purchase commitment with T-Mobile. However, this network expansion is proceeding on schedule, and as of September 30, 2006, more than 85% of Cingular’s customers in California and Nevada were on the Cingular network.

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

Cingular’s Operating Results

Our Cingular segment operating income margin was 14.8% in the third quarter and 11.7% for the first nine months of 2006, which improved over margins of 7.5% in the third quarter and 5.0% for the first nine months of 2005. The higher margin in 2006 was primarily due to revenue

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

growth of $807 in the third quarter and $2,167 for the first nine months. Cingular’s revenue growth reflects the impact of service credits to customers affected by Hurricane Katrina of $31 in the third quarter of 2005.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $940, or 12.2%, in the third quarter and $2,102, or 9.2%, for the first nine months of 2006 and consisted of:

•

Local voice revenues increased $449, or 7.1%, in the third quarter and $1,083, or 5.8%, for the first nine months, primarily due to an increase in Cingular’s average number of wireless customers of 12.1% in the third quarter and 11.3% for the first nine months, partially offset by a decline in local service ARPU of 4.4% in the third quarter and 5.0% for the first nine months.

•

Data service revenues increased $417, or 60.5%, in the third quarter and $1,055, or 55.1%, for the first nine months, due to an increase in average data revenue per customer of 46.0% in the third quarter and 42.0% for the first nine months, which was related to increased use of text messaging and internet access services. Data service revenues represented 12.8% of Cingular’s service revenues in the third quarter and 11.9% for the first nine months.

•	Roaming revenues from Cingular customers and other wireless carriers for use of Cingular’s network increased $57, or 10.8%, in the third quarter and decreased $45, or 2.9%, for the first nine months.
•

Long-distance and other revenue increased $17, or 8.9%, in the third quarter and $9, or 1.6%, for the first nine months primarily as a result of increased international long-distance usage partially offset by a decline in other revenue attributed to property management fees.

Equipment revenues decreased $133, or 13.0%, in the third quarter and increased $65, or 2.4%, for the first nine months of 2006. The decline in the third quarter was primarily due to an increase in rebate activity and reduced handset pricing, partially offset by increased accessory pricing and upgrade volume. The increase for the first nine months was due to increased handset revenues as a result of increased handset sales related to the higher gross customer additions and higher prices on handset upgrades and accessories, partially offset by increased rebate activity.

Cost of services and equipment sales expenses increased $58, or 1.6%, in the third quarter and $589, or 5.5%, for the first nine months of 2006 primarily due to increases in network usage and associated network system expansion.

Cost of services increased $63, or 2.6%, in the third quarter and $443, or 6.4%, for the first nine months of 2006 primarily due to the following:

•	Increases in network usage with an increase in minutes of use of 21.3% in the third quarter and 21.0% for the first nine months.
•

Higher roaming and long-distance costs were partially offset by a decline in reseller expenses. The reseller decrease resulted from a decrease in minutes of use on the T-Mobile network of 60.1% in the third quarter and 50.1% for the first nine months.

Cost of services includes integration costs, primarily for network integration, of $65 in the third quarter and $150 for the first nine months of 2006 compared to $101 in the third quarter and $123 in the first nine months of 2005. Cost of services in the third quarter of 2005 also includes $78 in hurricane costs.

Equipment sales expense decreased $5, or 0.4%, in the third quarter and increased $146, or 3.9%, for the first nine months of 2006. The decrease in the third quarter was primarily due to a decline in the average cost per handset sold. The increase for the first nine months was due to increased handset unit sales (including upgrades) associated with the higher gross additions, partially offset by the decline in the average cost per handset sold. Total equipment costs continue to be higher than equipment revenues due to Cingular’s sale of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $45, or 1.6%, in the third quarter and $396, or 4.5%, for the first nine months of 2006. The decline in the third quarter was due to decreases in general and administrative expenses of $85, partially offset by increased selling expenses of $40. The decline for the nine months was due to decreases in general and administrative expenses of $347 and selling expenses of $49.

Selling, general and administrative expenses included the following:

•

Billing and bad debt expense decreased $131 in the third quarter and $283 for the first nine months primarily due to fewer account write-offs and cost savings related to transitioning to one billing system.

•

Other administrative expenses decreased $60 in the third quarter and $140 for the first nine months of 2006. The decrease in the third quarter was due to a decline in spending related to IT and other professional services and a benefit related to a settlement of a dispute. The decrease for the first nine months was due to a decline in litigation related expenses, lower employee costs and employee-related benefits due to a decrease in headcount, lower IT and other professional services expense and a federal excise tax refund accrual.

•

Customer service expenses decreased $3 in the third quarter and $90 for the first nine months of due to a decline in the number of call center outsourced professional services and lower billing expenses.

•	Other expenses increased $109 in the third quarter and $166 for the first nine months due to increased prepaid card replenishment costs and higher migration and upgrade transaction costs.
•

Selling expenses increased $40 in the third quarter and decreased $49 for the first nine months of 2006. The increase in the third quarter was due to increased direct commissions related to changes to the sales compensation plan. The decrease for the first nine months was due to lower indirect commissions and advertising expenses, partially offset the increased direct commissions expense mentioned previously. The decline in indirect commissions was due to reductions in average activation and agent branding expense.

Depreciation and amortization expenses increased $35, or 2.3%, in the third quarter and $9, or 0.2%, for the first nine months of 2006. Depreciation expense increased $129, or 11.4%, in the third quarter and $364, or 10.5%, for the first nine months of 2006, primarily due to depreciation associated with the property, plant and equipment related to Cingular’s ongoing capital spending associated with its GSM network.

Amortization expense decreased $94, or 22.9%, in the third quarter and $355, or 25.8%, for the first nine months of 2006 primarily due to declining amortization of the AT&T Wireless customer contracts and other intangible assets acquired, which are amortized using the sum of the months digits method of amortization.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Directory

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Total Segment Operating Revenues	$921	$932	(1.2)%	$2,769	$2,786	(0.6)%
Segment operating expenses
Cost of sales	277	271	2.2	853	827	3.1
Selling, general and administrative	162	154	5.2	468	474	(1.3)
Depreciation and amortization	1	1	-	2	4	(50.0)
Total Segment Operating Expenses	440	426	3.3	1,323	1,305	1.4
Segment Operating Income	481	506	(4.9)	1,446	1,481	(2.4)
Equity in Net Income (Loss) of Affiliates	(2)	-	-	(13)	(1)	-
Segment Income	$479	$506	(5.3)%	$1,433	$1,480	(3.2)%

Our directory operating income margin was 52.2% in the third quarter of 2006, compared to 54.3% in the third quarter of 2005 and 52.2% for the first nine months of 2006 compared to 53.2% for the first nine months of 2005.

Operating revenues decreased $11, or 1.2%, in the third quarter and decreased $17, or 0.6%, for the first nine months of 2006. Decreases in print advertising revenues of $34 in the third quarter and $63 for the first nine months were partially offset by internet advertising revenues of $20 in the third quarter and $52 for the first nine months of 2006, which do not include the revenues of YPC. These results in the third quarter and for the first nine months reflect the impact of competition from other publishers, other advertising media and continuing economic pressures on advertising customers.

Cost of sales increased $6, or 2.2%, in the third quarter of 2006 and increased $26, or 3.1%, for the first nine months of 2006. The increase was primarily driven by higher costs for internet traffic and commissions.

Selling, general and administrative expenses increased $8, or 5.2%, in the third quarter of 2006 and decreased $6, or 1.3%, for the first nine months of 2006. The increase in the third quarter was primarily due to increased other directory segment costs, including benefits, partially offset by lower bad debt expense. The decline for the first nine months was primarily due to lower bad debt expense, partially offset by other directory segment costs, including benefits.

Other

Segment Results

	Third Quarter			Nine-Month Period
			Percent			Percent
	2006	2005	Change	2006	2005	Change
Total Segment Operating Revenues	$204	$182	12.1%	$604	$529	14.2%
Total Segment Operating Expenses	221	222	(0.5)	678	632	7.3
Segment Operating Income (Loss)	(17)	(40)	57.5	(74)	(103)	28.2
Equity in Net Income of Affiliates	651	219	-	1,451	343	-
Segment Income	$634	$179	-	$1,377	$240	-

Our other segment operating results in the third quarter and for the first nine months of 2006 and 2005 consist primarily of Sterling, corporate and other operations. Sterling provides business integration software and services.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operating revenues increased $22, or 12.1%, in the third quarter and $75, or 14.2%, for the first nine months of 2006 primarily due to increased intercompany revenue from our captive insurance company (shown as intersegment revenue in Note 5) and improved operating revenue at Sterling, partially offset by revenue earned by our paging subsidiary in 2005. Our paging subsidiary was sold in November of 2005.

Operating expenses were flat in the third quarter and increased $46, or 7.3%, for the first nine months of 2006 primarily due to increased expense from our captive insurance company and increased operating expenses at Sterling, partially offset by management fees paid in 2005 that did not recur in 2006.

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

	Third Quarter		Nine-Month Period
	2006	2005	2006	2005
Cingular	$508	$133	$1,045	$77
América Móvil	79	27	200	104
Telmex	54	59	167	157
Other	10	-	39	5
Other Segment Equity in Net Income of Affiliates	$651	$219	$1,451	$343

Equity in net income of affiliates increased $432 in the third quarter and $1,108 for the first nine months of 2006. The increase was primarily due to an increase of $375 in the third quarter and $968 for the first nine months in our proportionate share of Cingular’s results. Also contributing to the increase for the first nine months was an increase in equity income of $106 from América Móvil S.A. de C.V. and Teléfonos de México, S.A. de C.V. reflecting improved operating results at both companies.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the U.S. are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the market where service is provided, and regulation is generally limited to operational licensing authority for the provision of enterprise (i.e., large business) services.

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

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

of legislation is uncertain and depends on many factors, but we believe that the increasing pace of technological change and competition in our industry will encourage lawmakers to remove artificial barriers to competition.

Triennial Review Remand Order In December 2004, the FCC adopted its fourth set of rules concerning an ILEC’s obligation to make elements of its network available to other local service providers. Each of its previous three sets of rules had been overturned by the federal courts. These new rules, known as the Triennial Review Remand Order (TRRO), became effective on March 11, 2005. The TRRO provided significant relief from unbundling by eliminating our remaining obligation to provide local switching and hence the UNE-P, for mass-market customers, subject to a 12-month transition period, which ended on March 11, 2006. At the same time, the TRRO largely retained unbundling requirements for many of our high-capacity loop and transport facilities.

We and other parties filed appeals with the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) challenging various portions of the TRRO. In June 2006, the D.C. Circuit issued a decision upholding the FCC’s order in all respects. The D.C. Circuit’s decision became final and non-appealable in September 2006.

Video Legislation During the third quarter, California passed video franchise reform legislation that ends disputes over the need for municipal video franchises. While the California Public Utility Commission (CPUC) is the state franchising authority, the law specifically clarified that the CPUC has no authority over rates, terms and conditions of video service. Additionally, as part of this law, there will be a freeze on rates for basic telephone services, generally capping residential primary line basic service until January 1, 2009. The new law provides for certain nondiscrimination obligations as well as build-out obligations, the latter of which generally requires AT&T and other large telephone companies providing video service using a technology other than fiber to the premises to make video service available to 35% of California households in their telephone service areas within three years and to 50% within five years of obtaining a new state video franchise.

OTHER BUSINESS MATTERS

Acquisition of BellSouth On March 4, 2006, we agreed to acquire BellSouth Corporation (BellSouth) in a transaction in which each share of BellSouth common stock will be exchanged for 1.325 shares of AT&T common stock. Based on the average closing price of AT&T shares for the two days prior to, including, and two days subsequent to the public announcement of the acquisition (March 5, 2006) of $27.32, the total transaction is valued, for purchase accounting purposes, at approximately $66,000. The transaction has been approved by the Board of Directors and the stockholders of each company, and various other regulatory authorities. In October 2006, the U.S. Department of Justice completed its review of the transaction without imposing any conditions. The acquisition remains subject to approval by the FCC.

On October 13, 2006, the Chairman of the FCC issued a letter addressing the concerns posed by two members of the FCC in reviewing this transaction. In response to those concerns, the Chairman has allowed 10 days for further review and evaluation of the proposals submitted by AT&T to address those concerns and any additional concerns raised by the two members regarding this transaction. The FCC has scheduled an open meeting for November 3, 2006 where they intend to consider the application.

Acquisition of USi On October 20, 2006, we acquired an independent application service provider, USinternetworking, Inc. (USi) for approximately $300 in cash and assumed debt. The transaction is designed to enhance our enterprise service offerings.

U-verse Services (Project Lightspeed) In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, high-speed broadband and VoIP services to our residential and small-business customers. We have been building out this network in numerous locations and began providing AT&T U-verse services, including U-verse TV (IPTV) video, in one market (San Antonio) in a limited manner, in late 2005. During this controlled market entry we implemented our new operating

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

and back-office systems and gained marketing experience. In June 2006, we began marketing to additional areas of San Antonio while continuing to monitor our systems and market reaction. Subject to successful implementation of our additional IP video services and deployment schedule, we expect to offer U-verse services in a total of approximately 15 markets (defined as metropolitan statistical areas) within our traditional 13-state wireline area by the end of 2006, with the additional markets beyond San Antonio to be launched late in the fourth quarter. We expect to follow the plan used in San Antonio, namely, to initially enter only a limited area within each market and then expand to additional areas within each market. During our launch into these additional markets, we expect to add additional features to our IP video service offering. We expect to have the capability to offer service to approximately 19 million living units by the end of 2008, as part of our initial deployment, and expect to spend approximately $4,600 in network-related deployment costs and capital expenditures beginning in 2006 through 2008, as well as additional customer activation capital expenditures. These expenditures may increase slightly if the programming and features of the video offering expand or if additional network conditioning is required.

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

We believe that IPTV is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. Certain municipalities also have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2006 and future years. If the courts were to decide that state and local regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Antitrust Litigation In 2002, two consumer class-action antitrust cases were filed in the United States District Court for the Southern District of New York (District Court) against SBC, Verizon Communications Inc., BellSouth and Qwest Communications International Inc. alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et al.). In October 2003, the District Court granted the joint defendants’ motion to dismiss and the plaintiffs appealed. In October 2005, the United States Court of Appeals for the Second Circuit Court (Second Circuit) reversed the District Court, thereby allowing the cases to proceed. The Second Circuit noted in its decision that its ruling was procedural in nature and did not address the merits of the cases. In March 2006, we filed a petition for certiorari requesting the Supreme Court of the United States (Supreme Court) to review the Second Circuit’s decision. In June 2006, the Supreme Court announced its decision to review the case. The District Court has stayed further proceedings pending a decision by the Supreme Court. The case is set for argument on November 27, 2006. We continue to believe that an adverse outcome having a material effect on our financial statements in these cases is unlikely but will continue to evaluate the potential impact of these suits on our financial results as they progress.

Retiree Phone Concession Litigation In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell, and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). On October 3, 2006, the Court certified two classes. On October 18, 2006, we filed a Petition for Permission to Appeal the class certification with the U.S. Court of Appeals for the Fifth District. On October 24, 2006,

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

the U.S. District Court, Western District of Texas stayed the case pending the resolution of the appeal. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

NSA Litigation There are 21 pending lawsuits that allege that AT&T and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, plaintiffs filed this purported class action in U.S. District Court in the Northern District of California on behalf of “all individuals in the United States that are current residential subscribers or customers of defendants’ telephone services or internet services, or that were residential telephone or internet subscribers or customers at any time after September 2001.” They allege that the defendants have disclosed and are currently disclosing to the U.S. Government records concerning communications to which Plaintiffs and class members were a party, including providing access to stored telephone and Internet records databases and permitting interception of telephone and Internet communications. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. In April 2006, we filed a motion to dismiss the complaint. In May, the United States requested leave to intervene in this litigation, asserted the “state secrets privilege” and related statutory privileges, and filed a motion asking the court to either dismiss the complaint or issue a summary judgment in favor of the defendants on the grounds that adjudication of the claims may put at risk the disclosure of privileged national security information. On July 20, 2006, the Court denied the Motions to Dismiss of both parties. Specifically, the Court ruled that the state secrets privilege does not prevent AT&T from asserting any statutory defense it may have, as appropriate, regarding allegations that it assisted the government in monitoring communication content. However, with regard to the calling records allegations, the Court noted that it would not require AT&T to disclose what relationship, if any, it has with the government. Both AT&T and the U.S. government filed interlocutory appeals on July 31, 2006. The U.S. Court of Appeals for the Ninth Circuit has not yet accepted these appeals.

Since the filing of this complaint, 20 additional class action lawsuits have been filed in various jurisdictions that allege substantially the same claims. All 21 pending lawsuits have been consolidated under the jurisdiction of a single court, namely the U.S. District Court in the Northern District of California, before the judge presiding over the Hepting case. To date, a small number of plaintiffs have objected to this consolidation and their objections are pending before the joint panel on multidistrict litigation.

In one of these 21 cases, Terkel v. AT&T Corp. and Illinois Bell (filed with the U.S. District Court in the Northern District of Illinois), a purported class action filed on behalf of defendants’ Illinois customers, the Court, on July 25, 2006, dismissed the case, acknowledging that the U.S. government’s state secrets privilege prohibited the plaintiffs’ case from proceeding. The Terkel case involved allegations that the defendants supplied the U.S. government with calling records data in violation of the Electronic Communications Privacy Act but did not allege interception of communications.

Management believes these actions are without merit and intends to vigorously defend these matters.

AT&T Wireless Litigation Several class-action lawsuits have been filed in the District Court against ATTC asserting claims under the federal securities laws in connection with the offering of AT&T Wireless tracking stock in April 2000 (In re AT&T Corp. Securities Litigation). The plaintiffs had demanded damages in excess of $2,100 related to the offering of AT&T Wireless tracking stock. In April 2006, the parties agreed to settle the litigation for $150. The Court gave final approval of the settlement in October 2006.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

ACCOUNTING POLICIES AND STANDARDS

FAS 158 In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158), an amendment of Statement of Financial Accounting Standard No. 87 “Employers’ Accounting for Pensions,” Statement of Financial Accounting Standard No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Statement of Financial Accounting Standard No. 106 “Employers’ Account for Postretirement Benefits Other Than Pensions” and Statement of Financial Accounting Standard No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS 158 will require us to recognize the funded status of defined benefit pension and postretirement plans as an asset or liability in our statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, it will have no effect on our expense or benefit recognition. FAS 158 requires prospective application for fiscal years ending after December 15, 2006. Had FAS 158 been in effect at December 31, 2005, we would have reduced our pension assets approximately $8,700 and increased our postretirement benefit obligation approximately $7,300. The after tax reduction to our stockholders’ equity would have been approximately $10,000. We will adopt FAS 158 in the fourth quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,251 in cash and cash equivalents available at September 30, 2006. Cash and cash equivalents included cash of $744 and money market funds and other cash equivalents of $507. Cash was used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, payment of dividends to stockholders, debt repayments, tax-related payments, share repurchases and funding of Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth. We discuss many of these factors in detail below. Once the acquisition of BellSouth is complete, our liquidity will reflect the results of BellSouth, Cingular and YPC as consolidated subsidiaries.

Cash Provided by or Used in Operating Activities

During the first nine months of 2006, our primary source of funds was cash from operating activities of $10,593 compared to $8,383 for the first nine months of 2005. Operating cash flows increased primarily due to an increase in net income of more than $2,200 and additional cash provided by the ATTC merger, partially offset by increased tax payments of $714 in 2006. Tax payments were higher primarily due to increased income before income taxes. Tax payments in 2006 include a refund from the completion of the ATTC federal income tax audit covering 1997 – 2001. The 2005 and 2006 tax payments include amounts related to prior year accrued liabilities. The timing of cash payments for income taxes, which is governed by the Internal Revenue Service and other taxing jurisdictions, will differ from the timing of recording tax expense and deferred income taxes, which are reported in accordance with GAAP. We also made advance tax payments in 2005, which we consider a refundable deposit, to a certain state jurisdiction. These payments were made in order to avoid potentially onerous interest and penalties. The issues involved are in dispute and we intend to pursue all procedural options available to us in order to obtain refunds of the amounts deposited. We do not anticipate 2006 cash payments for income taxes to exceed reported income tax expense.

Cash Provided by or Used in Investing Activities

For the first nine months of 2006, cash used for investing activities consisted of:

•	$6,158 in construction and capital expenditures.
•	$624 of funding for Cingular’s capital and operating requirements in accordance with the terms of our agreement with Cingular and BellSouth. See our “Cingular” section below for details.
•	$62 related to an investment in 2Wire Inc., a privately held company that provides services related to Project Lightspeed.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

•	$50 related to the acquisition of Nistevo Corporation, which provides internet-based services related to services offered by our subsidiary Sterling.

During the first nine months of 2006, cash from dispositions of $72 related to the sale of securities and other assets.

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Our capital expenditures totaled $6,158 for the first nine months of 2006 and $3,743 for the first nine months of 2005. Capital expenditures in the wireline segment, which represented substantially all of our capital expenditures, increased 65.5% for the first nine months of 2006 compared to the first nine months of 2005. Our capital expenditures are primarily for our wireline subsidiaries’ networks (including ATTC), Project Lightspeed, merger-integration projects and support systems for our long-distance service.

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

We expect to fund 2006 capital expenditures for our wireline segment, which includes international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The other segment capital expenditures were less than 2.0% of total capital expenditures for the first nine months of 2006. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations, as well as corporate and Sterling operations, which we expect to fund using cash from operations. We expect to fund any directory segment capital expenditures using cash from operations. We discuss our Cingular segment below.

Cash Provided by or Used in Financing Activities

We plan to fund our 2006 financing activities primarily through cash from operations. We will continue to examine opportunities to fund our activities by issuing debt at favorable rates in order to refinance some of our debt maturities and with cash from the disposition of certain other non-strategic investments.

We paid dividends of $3,873 for the first nine months of 2006 compared to $3,196 for the first nine months of 2005, reflecting the issuance of additional shares for the ATTC acquisition and a dividend increase. Dividends declared by our Board of Directors totaled $0.3325 per share in the third quarter of 2006 and $0.3225 per share in the third quarter of 2005. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

Our Board of Directors has authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. During the first nine months of 2006, we repurchased 45 million shares at a cost of $1,359. We expect to repurchase between $2,000 and $3,000 in shares during 2006, with a total buyback of $10,000 through the end of 2007. We have repurchased, and intend to continue to repurchase, shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

At September 30, 2006, we had $4,713 of debt maturing within one year, which included $1,952 of long-term debt maturities, $2,636 of commercial paper borrowings and $125 of bank borrowings relating to foreign subsidiaries of ATTC. Included in our long-term debt maturities was the fair value debt adjustment (required under purchase accounting rules) applicable to the acquisition of ATTC. All of our commercial paper borrowings are due within 90 days. The availability of bank borrowings is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

During the first nine months of 2006, debt repayments totaled $2,885 and consisted of:

•	$2,858 related to debt repayments with interest rates ranging from 5.75% to 9.50%.
•	$27 related to scheduled principal payments on other debt and short-term borrowings.

In May 2006, we received net proceeds of $1,491 from the issuance of $1,500 of long-term debt consisting of $900 of two-year floating rate notes and $600 of 6.80%, 30-year bonds maturing in 2036.

At September 30, 2006, our debt ratio was 36.3% compared to our debt ratio of 36.6% at September 30, 2005. The decrease was primarily due to an increase in stockholders’ equity by more than $15,200 compared to the first nine months of 2005 and includes our acquisition of ATTC in the fourth quarter of 2005, and debt repayments, partially offset by ATTC debt we now reflect on our balance sheet following the acquisition.

In July 2006, we replaced our three-year $6,000 credit agreement with a five-year $6,000 credit agreement with a syndicate of investment and commercial banks. The current agreement will expire in July 2011. The available credit under this agreement will increase by an additional $4,000 in the event AT&T completes its pending acquisition of BellSouth before March 6, 2007. This incremental available credit is intended to replace BellSouth’s existing credit facility, which would terminate upon completion of the acquisition. We have the right to request the lenders to further increase their commitments (i.e., raise the available credit) up to an additional $2,000 provided no event of default under the credit agreement has occurred. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. There is no material adverse change provision governing the drawdown of advances under this credit agreement. This agreement contains a negative pledge covenant, which requires that, if at any time we or a subsidiary pledge assets or otherwise permits a lien on its properties, advances under this agreement will be ratably secured, subject to specified exceptions. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We are in compliance with all covenants under the agreement. As of November 1, 2006, we had no borrowings outstanding under this agreement.

Cingular

The upgrade, integration and expansion of the Cingular and AT&T Wireless networks and the networks acquired in a transaction with Triton PCS Holdings, Inc. will continue to require substantial amounts of capital over the next several years. As of September 30, 2006, Cingular has spent $4,851 primarily for GSM/GPRS/EDGE network upgrades with cash from operations, dispositions and, as needed, advances under the revolving credit agreement mentioned below. Cingular expects to fund its capital requirements in 2006 from existing cash balances, cash generated from operations and, if necessary, drawing under the revolving credit agreement. In 2006, Cingular expects to spend within a target range of between $7,000 and $7,500 primarily for the upgrade, integration and expansion of its networks, the installation of UMTS/HSDPA technology in a number of markets and the construction and upgrade of network facilities in California and Nevada following the sale of duplicate facilities to T-Mobile upon the termination of Cingular’s GSM Facilities, LLC (GSMF) network infrastructure joint venture. Cingular participated in the recent FCC spectrum auction and made successful bids totaling approximately $1,300.

AT&T INC.

SEPTEMBER 30, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

We and BellSouth agreed to finance Cingular’s capital and operating cash requirements through a revolving credit agreement, to the extent Cingular requires funding above the level provided by operations. We describe the terms of this agreement in Note 6. During the first nine months of 2006, we made net advances to Cingular of $624 under the revolving credit agreement. These amounts increased the outstanding amount of advances made to Cingular to a total of $931 at September 30, 2006 from $307 at December 31, 2005 and are reflected in “Investments in and Advances to Cingular Wireless” on our Consolidated Balance Sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2006, we had interest rate swaps with a notional value of $3,250 and a fair value liability of $35. We had $1,000 of swaps mature in 2006 related to our repayment of the underlying security. In May 2006, we entered into an interest rate forward contract with a notional amount of $750 to partially hedge interest expense related to our debt issuance in 2006. We utilized a notional amount of $600 of this forward contract and incurred settlement gains of $4.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2006.

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

AT&T INC.

SEPTEMBER 30, 2006

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

•	The outcome of pending or threatened litigation including patent claims against third parties doing business with us or Cingular.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
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
•

The impact of our pending acquisition of BellSouth, including our ability to obtain FCC approval of the acquisition on the proposed terms and schedule; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers.

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

SEPTEMBER 30, 2006

PART II - OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. We updated this discussion in our Form 10-Q for the quarter ended June 30, 2006 to discuss our pending acquisition of BellSouth. On October 13, 2006, the Chairman of the FCC issued a letter addressing the concerns posed by two members of the FCC in reviewing this transaction. In response to those concerns, the Chairman has allowed 10 days for further review and evaluation of the proposals submitted by AT&T to address those concerns and any additional concerns raised by the two members regarding this transaction. The FCC has scheduled an open meeting for November 3, 2006 where they intend to consider the application.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the third quarter of 2006, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Also under the plan, each Director will receive an annual grant of DSUs during the third quarter. In the third quarter an aggregate of 12,942 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $29.99 to $32.56, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)

Issuer Equity Repurchases – On March 4, 2006, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. During the third quarter of 2006, we repurchased 39.3 million shares at a cost of $1,211. Under this purchase plan, we expect to repurchase between $2,000 and $3,000 in shares during 2006, with a total buyback of $10,000 through the end of 2007. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2006	1,700,000	$ 29.34	1,700,000	392,580,000
August 1, 2006 – August 31, 2006	23,300,000	$ 30.34	23,300,000	369,280,000
September 1, 2006 – September 29, 2006	14,250,000	$ 31.80	14,250,000	355,030,000
Total	39,250,000	$ 30.83	39,250,000	355,030,000
[1]Average Price Paid per Share excludes transaction costs.

We repurchased 10.6 million shares at an average per share price of $32.77 under our share repurchase program between October 2, 2006 and October 25, 2006. We have 344,430,000 remaining shares authorized to be repurchased under our repurchase program.

AT&T INC.

SEPTEMBER 30, 2006

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

3	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 28, 2006 (Exhibit 3 to Form 10-Q for June 30, 2006)
10-ff	2005 Supplemental Employee Retirement Plan
10-ii	AT&T Corp. Senior Management Incentive Award Deferral Plan
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 2, 2006	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer