Form 10-K
period 2006-12-31
AT&T INC.
filed 2007-02-26
CIK 732717

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price of $27.89 per share on June 30, 2006, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $108.3 billion.

At January 31, 2007, common shares outstanding were 6,244,142,361.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2006 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2007 Annual Meeting and Proxy Statement dated on or about March 12, 2007 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

7.00% Forty Year SBC Communications	New York Stock Exchange
Inc. Notes, Due June 1, 2041

6.375% Forty-Nine Year AT&T Inc. Notes,	New York Stock Exchange
Due February 12, 2056

TABLE OF CONTENTS

Item	Page

PART I

1.	Business	1
1A.	Risk Factors	9
2.	Properties	10
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	10

Executive Officers of the Registrant	11

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
6.	Selected Financial Data	12
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures about Market Risk	12
8.	Financial Statements and Supplementary Data	13
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
9A.	Controls and Procedures	13
9B.	Other Information	13

PART III

10.	Directors, Executive Officers and Corporate Governance	14
11.	Executive Compensation	14
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15
13.	Certain Relationships and Related Transactions, and Director Independence	16
14.	Principal Accountant Fees and Services	16

PART IV

15.	Exhibits and Financial Statement Schedules	16

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

History

AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s largest telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.” On December 29, 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) expanding our service offerings to an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. Our services and products are marketed under the AT&T brand name, including alliances such as AT&T Yahoo! and AT&T | DISH Network. In 2007, we began rebranding our wireless operations from Cingular to AT&T.

Scope

We rank among the largest providers of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: local exchange services, wireless communications, long-distance services, data/broadband and Internet services, telecommunications equipment, managed networking, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

•	AT&T wireline subsidiaries provide primarily landline telecommunications services to residential, business, and governmental customers, both domestically and internationally,
•

AT&T Mobility provides both wireless voice and data communications services across the U.S. and, through roaming agreements, in a substantial number of foreign countries and is held by a wireless subsidiary of AT&T,

•	directory subsidiaries provide services related to directory advertising and publishing,
•	other subsidiaries provide results from Sterling Commerce Inc. (Sterling), all corporate and other operations and results of BellSouth for the two days following the December 29, 2006 acquisition.

We provide telecommunications services throughout the U.S. and internationally. Our traditional wireline subsidiaries operate in thirteen states: Arkansas, California, Connecticut, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, Ohio, Oklahoma, Texas and Wisconsin (13-state area). The BellSouth wireline subsidiaries operate in nine states: Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee (BellSouth region). Wireline local exchange services offered in our 13-state area and the BellSouth region are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Additional information relating to regulation is contained under the heading “Government Regulation” below

AT&T Inc.

and in the 2006 AT&T Annual Report to Stockholders under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

Our acquisitions of BellSouth and ATTC will help change the focus of our company towards business and broadband/data revenues and wireless product integration with AT&T Mobility. Discussed below are the factors upon which we are focusing in 2007.

Business Markets

With the acquisitions of BellSouth and ATTC, we expect to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of global communications services, both wireless and wireline, to large businesses and wholesale customers worldwide. We expect significant opportunity in the small- and medium-business markets and to increase our governmental and large-business (referred to as “enterprise”) customer base. We also expect to extend our wholesale business to other service products and systems integration services.

Data/Broadband

U-verse Services (Project Lightspeed) In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, high-speed broadband and Voice over Internet Protocol (VoIP) services to our residential and small-business customers. We have been building out this network in numerous locations and are now providing AT&T U-verseSM services, including U-verse TV (IPTV) video, in limited parts of 11 markets as of year-end 2006 and expect to launch additional markets during 2007. Our deployment strategy is to enter each market on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each market as we continue to monitor these systems to ensure customer satisfaction with our services. In these market expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of technicians to keep pace with customer demand. During our launch into these additional markets, we also expect to add additional features to our IP video service offering. We expect to have the capability to offer service to approximately 19 million living units by the end of 2008, as part of our initial deployment, and expect to spend approximately $4,600 in network-related deployment costs and capital expenditures from 2006 through 2008, as well as additional customer activation capital expenditures. We remain on budget for this overall target and expect to spend approximately $3,100 during 2007 and 2008. These expenditures may increase slightly if the programming and features of the video offering expand or if additional network conditioning is required.

With respect to our IP video service, we continue to work with our vendors to continue to improve, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. We have completed most negotiations, and consistent with our profitability assumptions, with programming owners (e.g., movie studios and cable networks) to offer existing television programs and movies and, if applicable, other new interactive services. Also, as discussed in the “Regulatory Developments” section, we are supporting legislation at the state level that would streamline the regulatory process for new video competitors to enter the market.

We believe that IPTV is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our IP video service. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2007 and future years. If the courts were to decide that state and local regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Additional information about Project Lightspeed is included in our “Operating Environment and Trends of the Business” section under the heading “Expected Growth Areas” on page 31 of the 2006 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Voice over Internet Protocol VoIP is generally used to describe the transmission of voice using Internet-Protocol-based technology rather than a traditional wire and switch-based telephone network. A company using this technology often can provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. But, depending on the bandwidth allocated, VoIP services may not necessarily be of the same quality as traditional telephone service. The FCC has ongoing proceedings that will address various regulatory issues, including universal service, intercarrier compensation, numbering, disability access and consumer protection.

AT&T Inc.

Notwithstanding the unresolved regulatory questions before the FCC and various state public utility commissions, numerous communications providers have begun providing various forms of VoIP or announced their intentions to do so in the near future. These providers include both established companies as well as new entrants. Thus, while the deployment of VoIP will result in increased competition for our voice services, it also presents growth opportunities for us to develop new products for our customers. Additional information relating to VoIP is contained in the 2006 AT&T Annual Report to Stockholders in our “Regulatory Developments” section under the heading “Voice over Internet Protocol,” and is incorporated herein by reference pursuant to General Instruction G(2).

Wireless

AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth. Upon our acquisition of BellSouth, AT&T Mobility became a wholly-owned subsidiary. In 2004, AT&T Mobility acquired AT&T Wireless Services, Inc.

Prior to the BellSouth merger, revenues from AT&T Mobility were recognized as equity in net income of affiliates in our Consolidated Statements of Income and were recorded in our wireless segment for segment reporting. Following the December 29, 2006 acquisition, we now record wireless revenues and expenses in our operating income and will continue to present wireless results in our wireless segment. As of December 31, 2006, we served approximately 61 million customers and are the largest provider of mobile wireless voice and data communications services in the U.S in terms of customer base.

Our wireless networks contain digital transmission technologies known as Global System for Mobile Communication (GSM), Time Division Multiple Access (TDMA), General Packet Radio Services (GPRS) and Enhanced Data Rates for GSM Evolution (EDGE) for data communications. We have substantially completed deploying Universal Mobile Telecommunications System/ High-Speed Downlink Packet Access (UMTS/HSPDA) third generation (3G) network technology in our network covering most major metropolitan areas of the U.S. UMTS/HSDPA provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform.

AT&T Inc.

BUSINESS OPERATIONS

Operating Segments

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. As a result of our November 2005 acquisition of ATTC, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. Due to the proximity of our acquisition of BellSouth to year-end, we have reported those results from the time of closing through year-end in the other segment even though there may be some overlap in the products and service provided by that segment and our wireline and/or directory segments. We have four reportable segments: (1) wireline; (2) wireless; (3) directory; and (4) other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 20 through 29 and in Note 4 of the 2006 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline

Wireline is our largest operating segment, providing approximately 58% of 2006 segment operating revenues and 54% of our 2006 total segment income. Our wireline segment consists of our subsidiaries that operate as both retail and wholesale sellers of communication services domestically and internationally. At December 31, 2006, our wireline subsidiaries were serving approximately 25 million retail consumer lines, 17 million retail business lines and 4 million wholesale lines (including approximately 1 million lines sold through ATTC), for a total of 46 million access lines.

Services and Products

We divide our wireline services into three product-based categories: voice, data and other.

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. Voice also includes calling features, fees to maintain wire located inside customer premises, pay telephones, customer premise equipment and other equipment sales and other miscellaneous voice products. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

Long distance consists of traditional long distance and international long distance for customers that select us as their primary long-distance carrier. Long distance also includes services provided by calling card, 1-800 services and conference calling. These services are used in a wide variety of business applications, including sales, reservation centers or customer service centers. Other long-distance services offered include call routing by origination point, time-of-day routing and virtual private network applications, including dedicated outbound facilities. We also provide wholesale switched access service to other service providers.

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

Data – Data includes traditional products, such as switched and dedicated transport, Internet access and network integration, and data equipment sales. Additionally, data products include high-speed connections such as private lines, packet, dedicated Internet and enterprise networking services, as well as products such as DSL/broadband, dial-up Internet access and WiFi (local radio frequency commonly known as wireless fidelity). We also provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new multi protocol label switching/asynchronous transfer mode, or MPLS/ATM network, to supplement, and eventually replace, our other extensive global data networks. These products allow us to provide highly complex global data networks.

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

Dedicated Internet services are designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses. Our managed Internet services provide customers with dedicated high speed access to the Internet managed by us.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including local area networks, wide area networks, and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications.

We also provide local, interstate and international wholesale networking capacity to other service providers. We offer a combination of high volume transmission capacity and conventional dedicated line services on a regional, national and international basis to wireless carriers, interchange carriers, Internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large ISPs, wireless carriers, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

Other – Other includes managed web hosting, application management, security service, integration services, customer premises equipment, outsourcing, directory and operator assistance services, government-related services and AT&T | DISH Network video services.

Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications. Security services include business continuity and disaster recovery services as well as premise and network based security products.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

AT&T Inc.

Wireless

Our wireless segment reflects 100 percent of the results reported by AT&T Mobility. Prior to our December 29, 2006 acquisition of BellSouth, our consolidated financial statements reported our 60 percent proportionate share of AT&T Mobility’s results as equity in net income of affiliates. For segment reporting, we reported this equity in net income of affiliates in our other segment. Following the BellSouth acquisition, as AT&T Mobility is now a wholly-owned subsidiary, we include 100 percent of our wireless results in our operating revenues and expenses under the appropriate line items of our Consolidated Statements of Income.

When analyzing our segment results, we evaluate wireless results on a stand-alone basis using information provided by AT&T Mobility during the year. Prior to the BellSouth acquisition, our consolidated operating revenues did not include AT&T Mobility’s results. However, we did include 100 percent of wireless revenues and expenses excluding this adjustment when we analyzed our operating segment results. On that segment basis, the wireless segment provided approximately 37% of total segment operating revenues and 21% of our 2006 total segment income.

Services and Products

We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of pricing plans, including postpaid and prepaid service plans. Our voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, small businesses government and major national corporate accounts.

Service – Our voice service is generally offered on a contract basis for one or two year periods, referred to as postpaid. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. We had approximately 50 million postpaid subscribers (excluding reseller subscribers) at December 31, 2006. Additionally, we offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance.

Wireless data continues to be a growing area of our business, with its revenue representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. We believe we are the largest provider of wireless data in the U.S. wireless industry based on subscribers.

Equipment – We sell a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. Like other wireless service providers, we provide postpaid contract subscribers substantial equipment subsidies to initiate or upgrade service.

Prior to our BellSouth acquisition, AT&T Mobility was an SEC registrant by virtue of its publicly traded debt securities and filed separate Forms 10-K, 10-Q and other reports with the SEC. Additional information on our wireless segment is contained in the 2006 AT&T Annual Report to Stockholders in the “Operating Environment and Trends of Business” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 31 and is incorporated herein by reference pursuant to General Instruction G(2).

Directory

Our directory segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. The directory segment provided approximately 4% of total segment operating revenues and 12% of our 2006 total segment income. Our directory subsidiaries operate primarily in our 13-state area. In November 2004, a subsidiary in our directory segment entered into a joint venture agreement with BellSouth and purchased the online directory publisher YELLOWPAGES.COM (YPC). Prior to our December 2006 acquisition of BellSouth, in our consolidated financial statements, we reported our proportionate share of YPC’s results as equity in net income of affiliates. For segment reporting, we reported this equity in net income of affiliates in our directory segment. As of December 29, 2006, YPC is a wholly-owned subsidiary and we now include those results in our operating revenues and expenses under the appropriate line items of our Consolidated Statements of Income.

AT&T Inc.

Other

Our other segment includes operations from Sterling, our business integration software and services subsidiary, corporate and other operations. The other segment provided approximately 1% of total segment operating revenues and 13% of our 2006 total segment income.

Sterling provides “multi-enterprise collaboration” services to businesses in various industries, including retail, financial services, manufacturing, healthcare and telecom. In recent years, Sterling has completed a number of acquisitions in order to provide end-to-end order fulfillment for customers.

Due to proximity of the BellSouth acquisition to year-end, we have included those operations for the two days of 2006 following the acquisition. BellSouth provides voice, data/broadband and video services, similar to those provided in our 13-state area by our wireline segment, in the southeastern U.S. BellSouth also provides print and online directory services.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of consolidated total reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years.

	Percentage of Total
	Consolidated Operating Revenues
	2006	2005	2004

Wireline Segment
Voice	54%	56%	58%
Data	29%	25%	22%
Other	10%	10%	9%
Other Segment
Other	2%	2%	2%

Prior to our December 2006 acquisition of BellSouth, our wireless segment revenues were reported in equity in net income of affiliates in our consolidated financial statements due to our equity accounting for the joint venture. We accounted for our 60 percent economic interest in AT&T Mobility under the equity method of accounting since we shared control equally with our 40 percent economic partner in the joint venture. We held equal voting rights and representation on the board of directors that controlled AT&T Mobility. Accordingly, our consolidated results included wireless results in the “Equity in Net Income of Affiliates” line. We did not report wireless revenues in our consolidated financial statements. However, when analyzing our segment results, we evaluated wireless results on a stand-alone basis. The table below shows the effect on our other classes of services (shown in the above table) if we include 100% of AT&T Mobility’s revenues added to our total segment operating revenues.

	Percentage of Total
	Segment Operating Revenues (including 100% of AT&T Mobility)
	2006	2005	2004

Wireline Segment
Voice	34%	31%	39%
Data	18%	14%	15%
Other	6%	5%	6%
Wireless Segment
Wireless subscriber	34%	39%	29%
Other	4%	5%	3%
Other Segment
Other	1%	1%	1%

AT&T Inc.

GOVERNMENT REGULATION

Our wireline and BellSouth subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services. These subsidiaries are also subject to the jurisdiction of the FCC with respect to interstate and international rates and services, including interstate access charges. Access charges are designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services.

Our subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Additional information relating to federal and state regulation of our subsidiaries is contained in the 2006 AT&T Annual Report to Stockholders under the heading “Operating Environment and Trends of the Business” beginning on page 30, and is incorporated herein by reference pursuant to General Instruction G(2).

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

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2006, 2005 or 2004.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2006 AT&T Annual Report to Stockholders under the heading “Competition” beginning on page 33, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research and development activities are related to our wireline segment, performed at our subsidiary AT&T Labs. AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. AT&T Labs works with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. In addition to AT&T Labs, applied research, technology planning and evaluation services are also conducted at our wireline subsidiary, SBC Laboratories, Inc. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $223 in 2006, $130 million in 2005 and $86 million in 2004.

EMPLOYEES

As of January 31, 2007, we employed approximately 302,000 persons. Approximately 60 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the 2006 AT&T Annual Report to Stockholders under the heading “Risk Factors” on page 43 through page 45 which is incorporated herein by reference pursuant to General Instruction G(2).

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•	Adverse economic changes in the markets served by us or in countries in which we have significant investments.
•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.
•

Increases in our benefit plans’ costs including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends.

•

The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, unbundled loop and transport elements and wireless services.

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

•	The outcome of pending or threatened litigation including patent claims against third parties doing business with us.
•	The impact on our networks and business of major equipment failures, severe weather conditions, natural disasters or terrorist attacks.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•

The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations; and the resolution of disputes with any taxing jurisdictions.

•	Our ability to adequately fund our wireless operations, including access to additional spectrum; network upgrades and technological advancements.
•

The impact of our acquisition of BellSouth, including the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and the disruption from the acquisition may make it more difficult to maintain relationships with customers, employees or suppliers.

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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2006, approximately 75% of our property, plant and equipment was owned by our wireline subsidiaries and 15% was owned by our wireless subsidiaries. Network access lines represented approximately 32% of our telephone plant; central office equipment represented 32%; land and buildings represented 13%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 17%; and other miscellaneous property represented 7%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices and telephone centers are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the 2006 AT&T Annual Report to Stockholders under the headings “Antitrust Litigation,” “Retiree Phone Concession Litigation, ” “NSA Litigation” and “AT&T Wireless Litigation” on page 37, which is incorporated herein by reference pursuant to General Instruction G(2). With respect to NSA Litigation, in late February 2007, the U.S. District Court in the Northern District of California ordered a limited stay on activity in the consolidated case while the Hepting appeal before the U.S. Court of Appeals for the Ninth Circuit is pending. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 20, 2007)

Name	Age	Position	Held Since

Edward E. Whitacre Jr.	65	Chairman and Chief Executive Officer	1/1990
James W. Callaway	60	Senior Executive Vice President – Business Development	1/2006
James W. Cicconi	54	Senior Executive Vice President - External and Legislative Affairs	11/2005
James D. Ellis	63	Senior Executive Vice President and General Counsel	3/1989
Karen E. Jennings	56	Senior Executive Vice President - Advertising and Corporate Communications	12/2006
James S. Kahan	59	Senior Executive Vice President - Corporate Development	7/1993
Richard G. Lindner	52	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	54	Group President - Strategic Initiatives and Human Resources	1/2007
Stanley T. Sigman	59	President and Chief Executive Officer – Wireless	12/2006
John T. Stankey	44	Group President – Operations Support	1/2007
Randall L. Stephenson	46	Chief Operating Officer	5/2004
Rayford Wilkins, Jr.	55	Group President	2/2005

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2006 and 2005 was 1,766,266 and 1,516,977. The number of stockholders of record as of February 20, 2007 was 1,792,173. We declared dividends, on a quarterly basis, totaling $1.35 per share in 2006 and $1.30 per share in 2005.

During 2006, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into shares. Each director also receives an annual grant of DSUs. During 2006, an aggregate of 109,188 shares and DSUs were acquired by non-employee directors at prices ranging from $25.95 to $35.75, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act. During the fourth quarter of 2005, two non-employee directors acquired a total of 8,140 restricted stock units in connection with our acquisition of ATTC, under ATTC’s AT&T 2004 Long Term Incentive Program. Under the program, units are convertible into shares of common stock. The issuance of restricted stock units was exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Other information required by this Item is included in the 2006 AT&T Annual Report to Stockholders under the headings “Quarterly Financial Information” on page 79, “Selected Financial and Operating Data” on page 18, “Issuer Equity Repurchases” on page 43, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the 2006 AT&T Annual Report to Stockholders under the heading “Selected Financial and Operating Data” on page 18, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2006 AT&T Annual Report to Stockholders on page 18 through page 46, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2006 AT&T Annual Report to Stockholders under the heading “Market Risk” on page 41 through page 43, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2006 AT&T Annual Report to Stockholders on page 47 through page 79, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2006.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of BellSouth and AT&T Mobility, which we acquired on December 29, 2006. At December 31, 2006 and for the period from December 29 through December 31, 2006, total assets and total revenues subject to BellSouth’s internal control over financial reporting represented 27% and 0.2% of AT&T’s consolidated total assets and total revenues as of and for the year ended December 31, 2006 and total assets and total revenues subject to AT&T Mobility’s internal control over financial reporting represented 36% and 0.3% of AT&T’s consolidated total assets and total revenues as of and for the year ended December 31, 2006. Based on its assessment, AT&T management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

(b) Attestation Report of the Registered Public Accounting Firm

AT&T’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. The attestation report is included in the 2006 AT&T Annual Report to Stockholders on page 82, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 12, 2007 (Proxy Statement) under the heading “Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the committee are Messrs. Aldinger, Amelio, Eby, Kelly, Madonna and Ritchey. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Compensation of Directors.” Information regarding officers is included in the registrant’s Proxy Statement on the pages beginning with the heading “Compensation Committee” and ending with, and including, the last page under the heading “Potential Payments upon termination or Change in Control” which are incorporated herein by reference pursuant to General Instruction G(3).

AT&T Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Common Stock Ownership,” which is incorporated herein by reference pursuant to General Instruction G(3).

Information required by Item 201(d) of Regulation S-K is provided below:

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information (1)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	55,225,674	$36.34	142,952,015	(2)
Equity compensation plans not approved by security holders (3)	93,553,058	$39.48	200,679
Total	148,778,732	$38.32	143,152,694
(1)

In addition to the shares shown in the table, certain stock options issued by companies acquired by AT&T were converted into options to acquire AT&T stock. As of December 31, 2006, there were 160,486,819 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $37.80. No further grants may be issued under the assumed plans.

(2)	Of the shares reported, 18,415,973 shares may be issued under the Stock Purchase and Deferral Plan, and 89,980,798 shares may be issued under the 2006 Incentive Plan.
(3)

Plans that have not been approved by stockholders include the 1995 Management Stock Option Plan (“1995 Plan”) and the Non-Employee Director Stock and Deferral Plan (“Non-Employee Director Plan”). The 1995 Plan provides for grants of stock options to management employees (10-year terms) subject to vesting requirements and shortened exercise terms upon termination of employment. No further options may be issued under this plan. Under the Non-Employee Director Plan, participants may elect to receive stock units in lieu of retainers and fees. In addition, each non-employee Director receives an annual award of stock units equal in value to one and one-half times the annual retainer. Directors who became board members after November 21, 1997, but before September 24, 2004, also receive up to 10 annual grants of stock units equal to $13,000 each. The stock units are paid out in the form of AT&T stock only after the termination of their service as a Director. Under the plan, 200,679 shares remain available for future issuance and are included in the table.

Also included in column (c) are up to 4,292,876 shares that may be purchased under the Stock Savings Plan with reinvested dividend equivalents on deferred share units purchased by mid-level and above managers and limited company partial matching contributions. No new contributions may be made to the plan. The shares purchased are not delivered to the employee until after termination of employment, subject to certain accelerated delivery provisions. In addition, participants receive 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant. The Stock Savings Plan was last approved by stockholders in 1994. The plan was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for non-approved plans in column (a) includes these additional shares. Shares subject to outstanding options issued under the plan prior to amendment are included under approved plans.

AT&T Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Related Party Transactions,” which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the registrant’s Proxy Statement under the heading “Principal Accountant Fees and Services,” which is incorporated herein by reference pursuant to General Instruction G(3).

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Page
(1) Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of
Independent Registered Public Accounting Firm:
Consolidated Statements of Income	*
Consolidated Balance Sheets	*
Consolidated Statements of Cash Flows	*
Consolidated Statements of Stockholders’ Equity	*
Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2006. (See Part II.)
Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	21

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

Exhibit
Number

2-a	Agreement and Plan of Merger, dated as of January 30, 2005, among AT&T Corp., SBC Communications Inc. and Tau Merger Sub Corporation (Exhibit 2.1 to Form 8-K dated January 31, 2005.)

2-b	Agreement and Plan of Merger, dated as of March 4, 2006, among BellSouth Corporation, AT&T Inc. and ABC Consolidation Corp. (Exhibit 2.1 to Form 8-K dated March 4, 2006.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 28, 2006. (Exhibit 3 to Form 10-Q filed for June 30, 2006.)

3-b	Bylaws amended November 17, 2006. (Exhibit 3-a to Form 8-K dated November 17, 2006.)

4-a

Certificate of Designations for Perpetual Cumulative Preferred Stock of SBC Communications Inc., filed with the Secretary of State of the State of Delaware on November 18, 2005. (Contained in Restated Certificate of Incorporation filed as Exhibit 3-a.)

AT&T Inc.

4-b

No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-c, 4-d, 4-e, 4-f, and 4-g below. Pursuant to this regulation, the registrant hereby aggress to furnish a copy of any such instrument not filed herewith to the SEC upon request.

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

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4.3 to Form 8-K dated December 29, 2006.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4.1 to Form 8-K dated December 29, 2006.)

10-a	Short Term Incentive Plan, dated September 1, 2005. (Exhibit 10-a to Form 10-K for 2005.)

10-b	Supplemental Life Insurance Plan, dated September 1, 2005. (Exhibit 10-b to Form 10-K for 2005.)

10-c	Supplemental Retirement Income Plan, dated December 31, 2004. (Exhibit 10-c to Form 10-K for 2004.)

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2002.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2002.)

10-f	Officer Disability Plan, formerly the Senior Management Long Term Disability Plan, amended and restated January 1, 2007.

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004.

10-h	AT&T Inc. Health Plan, formerly the Executive Health Plan, amended and restated April 13, 2006.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-k to Form 10-K for 1997.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

10-k	Administrative Plan. (Exhibit 10-ee to Form 10-K for 2004.)

10-l	Stock Savings Plan, dated December 31, 2004.

10-m	1992 Stock Option Plan, dated June 19, 2001. (Exhibit 10-n to Form 10-K for 2001.)

10-n	1996 Stock and Incentive Plan, dated November 2, 2002. (Exhibit 10-o to Form 10-K for 2002.)

10-o	Non-Employee Director Stock and Deferral Plan. (Exhibit 10 to Form 8-K dated June 30, 2006.)

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (File No. 1-8609).)

AT&T Inc.

10-p(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (File No. 1-8609).)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (File No. 1-8609).)

10-r(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-v(i) to Form 10-K for 1997.)

10-s	Pacific Telesis Group 1994 Stock Incentive Plan. (Attachment A to Pacific Telesis Group’s 1994 Proxy Statement filed March 11, 1994, and amended March 14 and March 25, 1994 (File No. 1-8609).)

10-s(i) Resolutions amending the Plan, effective January 1, 1995. (Attachment A to Pacific Telesis Group’s 1995 Proxy Statement, filed March 13, 1995 (File No. 1-8609).)

10-t	2001 Incentive Plan, dated January 31, 2003. (Exhibit 10-u to Form 10-K for 2002.)

10-u	Employment Agreement between SBC and Edward E. Whitacre Jr. (Exhibit 10-y to Form 10-K for 2001.)

10-u(i) Amendment to Employment Agreement (Exhibit 10.1 to Form 8-K dated March 4, 2006.)

10-v	AT&T Inc. Change in Control Severance Plan, effective January 1, 2007.

10-w	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-y to Form 10-K for 2002.)

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

10-y	Concession Program for Directors, dated July 1, 2004. (Exhibit 10-bb to Form 10-Q for March 31, 2004.)

10-z	Amended and Restated Revolving Credit Agreement with Cingular Wireless LLC. (Exhibit 10-bb to Form 10-Q for June 30, 2005.)

10-aa	Five Year Credit Agreement. (Exhibit 10 to Form 8-K dated July 12, 2006.)

10-bb	Stock Purchase and Deferral Plan, amended and restated March 30, 2006. (Exhibit 10-cc to Form 10-Q for March 31, 2006.)

10-cc	Cash Deferral Plan, amended and restated March 30, 2006. (Exhibit 10-dd to Form 10-Q for March 31, 2006.)

10-dd

Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibits 99.1-a, 99.1-b and 99.1-c to Schedule 13-D/A filed on December 28, 2004.)

10-ee	2005 Supplemental Employee Retirement Plan, amended and restated November 17, 2006.

10-ff	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-gg to Form 10-K for 2005.)

10-gg	AT&T Corp. 2004 Long Term Incentive Program. (Exhibit 10-hh to Form 10-K for 2005.)

AT&T Inc.

10-hh	AT&T Corp. Senior Management Incentive Award Deferral Plan amended and restated September 18, 2006.

10-ii	2006 Incentive Plan, dated May 1, 2006. (Exhibit 10.2 to Form 8-K dated January 26, 2006.)

10-jj	Retention Agreement for James W. Cicconi dated January 26, 2006. (Exhibit 10.1 to Form 8-K dated January 26, 2006.)

10-kk	BellSouth Corporation Executive Incentive Award Deferral Plan, dated September 23, 1996.

10-ll	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005.

10-mm	BellSouth Officer Compensation Deferral Plan. (Exhibit 10q to Form 10-K for 2004 of BellSouth Corporation (File No. 1-8607).)

10-nn	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984.

10-oo	BellSouth Corporation Director's Compensation Deferral Plan, dated March 1, 2001.

10-oo(i)	First Amendment to BellSouth Corporation Director's Compensation Deferral Plan, dated February 6, 2004.

10-pp	BellSouth Corporation Stock Plan, dated April 24, 1995.

10-qq	BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10v-3 to Form 10-Q for June 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-qq(i)	First Amendment to BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10ii to Form 10-Q for September 30, 2005 of BellSouth Corporation (File No. 1-8607).)

10-rr	Cingular Wireless Long Term Compensation Plan (Exhibit 99.1 to Form 8-K dated February 17, 2005 of AT&T Mobility LLC, formerly Cingular Wireless LLC (File No. 1-31673).)

10-ss	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994.

10-ss(i) First Amendment to Master Trust Agreement, effective December 23, 1997.

10-tt	Non-Employee Director Non-Qualified Stock Option Terms and Conditions. (Exhibit 10-qq to Form 8-K dated September 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-uu	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006.

10-vv	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992.

10-vv(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997.

10-vv(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2006. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer

32	Section 1350 Certifications

We will furnish to stockholders upon request, and without charge, a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Uncollectibles

Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (e)	Deductions (c)	Balance at End of Period

Year 2006	$1,176	586	101	410	997	$1,276
Year 2005	$1,001	744	184	356	1,109	$1,176
Year 2004 (d)	$1,058	761	447	-	1,265	$1,001

(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.
(d)

Amounts reflect the classification of balances related to a change in the way we report accounts receivable for our directory segment, which increased our Allowance for Uncollectibles. Additional information relating to this change is contained in the 2006 AT&T Annual Report to Stockholders in Note 1, and is incorporated herein by reference pursuant to General Instruction G(2).

(e)	Acquisition of BellSouth in December 2006 and ATTC in November 2005.

Schedule II - Sheet 2

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Accumulated Amortization of Intangibles

Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions (b)	Deductions	Balance at End of Period

Year 2006	$986	1,033	-	1,978	-	$3,997
Year 2005	$719	271	-	-	4	$986
Year 2004	$691	117	-	-	89 (a)	$719

(a)	Includes $85 reversal of amount that was fully amortized.
(b)	Consolidation of AT&T Mobility due to the December 2006 acquisition of BellSouth.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2007.

AT&T INC.

/s/ Rick Lindner
Richard G. Lindner Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

Edward E. Whitacre Jr.*
Chairman and
Chief Executive Officer

Principal Financial and

Accounting Officer:

Richard G. Lindner
Senior Executive Vice President and
Chief Financial Officer

/s/ Rick Lindner
Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

February 26, 2007

Directors:
Edward E. Whitacre Jr.*	Jon C. Madonna*
William F. Aldinger III*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Reuben V. Anderson*	Mary S. Metz*
James H. Blanchard*	Toni Rembe*
August A. Busch III*	S. Donley Ritchey*
Martin K. Eby Jr.*	Joyce M. Roché*
James A. Henderson*	Randall L. Stephenson*
James P. Kelly*	Laura D’Andrea Tyson*
Charles F. Knight*	Patricia P. Upton*

* by power of attorney