Form 10-Q
period 2007-03-31
AT&T INC.
filed 2007-05-04
CIK 732717

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205

Telephone Number: (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

At April 30, 2007, common shares outstanding were 6,165,556,250.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2007	2006
Operating Revenues
Voice	$10,455	$8,615
Data	5,655	4,501
Wireless service	9,070	8
Directory	1,022	901
Other	2,767	1,731
Total operating revenues	28,969	15,756
Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	11,252	7,364
Selling, general and administrative	7,437	3,709
Depreciation and amortization	5,616	2,492
Total operating expenses	24,305	13,565
Operating Income	4,664	2,191
Other Income (Expense)
Interest expense	(873)	(464)
Interest income	35	85
Equity in net income of affiliates	173	334
Other income (expense) – net	469	11
Total other income (expense)	(196)	(34)
Income Before Income Taxes	4,468	2,157
Income taxes	1,620	712
Net Income	$2,848	$1,445
Earnings Per Common Share:
Net Income	$0.46	$0.37
Earnings Per Common Share - Assuming Dilution:
Net Income	$0.45	$0.37
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	6,224	3,882
Dividends Declared Per Common Share	$0.3550	$0.3325

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2007	2006
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,364	$2,418
Accounts receivable – net of allowances for
uncollectibles of $1,239 and $1,276	15,580	16,194
Prepaid expenses	2,058	1,477
Deferred income taxes	2,571	3,034
Other current assets	2,120	2,430
Total current assets	24,693	25,553
Property, plant and equipment	204,205	202,149
Less: accumulated depreciation and amortization	110,613	107,553
Property, Plant and Equipment – Net	93,592	94,596
Goodwill	67,235	67,657
Licenses	35,608	34,252
Customer Lists and Relationships - Net	17,946	18,922
Other Intangible Assets - Net	6,233	6,566
Investments in Equity Affiliates	2,110	1,995
Postemployment Benefit	14,251	14,228
Other Assets	6,608	6,865
Total Assets	$268,276	$270,634

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,119	$9,733
Accounts payable and accrued liabilities	17,949	22,106
Advanced billing and customer deposits	3,766	3,402
Accrued taxes	3,715	3,026
Dividends payable	2,197	2,215
Total current liabilities	34,746	40,482
Long-Term Debt	55,467	50,063
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	20,993	27,406
Postemployment benefit obligation	28,352	28,901
Unamortized investment tax credits	173	181
Other noncurrent liabilities	14,539	8,061
Total deferred credits and other noncurrent liabilities	64,057	64,549

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,109	91,352
Retained earnings	30,972	30,375
Treasury shares (at cost)	(9,384)	(7,368)
Accumulated other comprehensive income	(5,186)	(5,314)
Total stockholders’ equity	114,006	115,540
Total Liabilities and Stockholders’ Equity	$268,276	$270,634

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Three months ended
	March 31,
	2007	2006
Operating Activities
Net income	$2,848	$1,445
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,616	2,492
Undistributed earnings from investments in equity affiliates	(156)	(313)
Provision for uncollectible accounts	376	193
Amortization of investment tax credits	(8)	(7)
Deferred income tax (benefit) expense	65	66
Net gain on sales of investments	-	(8)
Gain on license exchange	(409)	-
Changes in operating assets and liabilities:
Accounts receivable	237	509
Other current assets	(748)	(189)
Accounts payable and accrued liabilities	(3,232)	(2,029)
Stock-based compensation tax benefit	(47)	(8)
Other - net	71	307
Total adjustments	1,765	1,013
Net Cash Provided by Operating Activities	4,613	2,458
Investing Activities
Construction and capital expenditures	(3,338)	(1,821)
Receipts from (investments in) affiliates – net	-	(699)
Dispositions	209	27
Acquisitions, net of cash acquired	(198)	(62)
Proceeds from sale of marketable securities	471	-
Proceeds from sale of debt and equity securities	62	-
Investments in debt and equity securities	(15)	-
Other	7	-
Net Cash Used in Investing Activities	(2,802)	(2,555)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(2,989)	1,271
Repayment of other short-term borrowings	-	(2)
Issuance of long-term debt	5,924	-
Repayment of long-term debt	(227)	(259)
Purchase of treasury shares	(3,005)	-
Issuance of treasury shares	687	201
Dividends paid	(2,218)	(1,289)
Stock-based compensation tax benefit	47	8
Other	(84)	-
Net Cash Used in Financing Activities	(1,865)	(70)
Net increase (decrease) in cash and cash equivalents	(54)	(167)
Cash and cash equivalents beginning of year	2,418	1,224
Cash and Cash Equivalents End of Period	$2,364	$1,057

Cash paid during the three months ended March 31 for:
Interest	$711	$449
Income taxes, net of refunds	$1,177	$853

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Three months ended
	March 31, 2007
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,352
Issuance of shares		(191)
Stock based compensation		(52)
Balance at end of period		$91,109

Retained Earnings
Balance at beginning of year		$30,375
Net income ($0.45 per diluted share)		2,848
Dividends to stockholders ($0.355 per share)		(2,200)
Adoption of FIN 48		(50)
Other		(1)
Balance at end of period		$30,972

Treasury Shares
Balance at beginning of year	(256)	$(7,368)
Purchase of shares	(81)	(3,005)
Issuance of shares	27	989
Balance at end of period	(310)	$(9,384)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(5,314)
Purchase accounting adjustment to initially apply FAS 158, net of tax		46
Other comprehensive income (loss) (see Note 3)		82
Balance at end of period		$(5,186)
See Notes to Consolidated Financial Statements.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireline and wireless communications services and equipment, managed networking, wholesale services and directory advertising and publishing services.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Prior to the closing of the BellSouth Corporation (BellSouth) acquisition on December 29, 2006, we accounted for our joint ventures with BellSouth under the equity method since we shared control equally. Thus, for 2006 we recorded as equity income our proportionate share of economic ownership in these joint ventures, namely, 60% of AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC and 66% of YELLOWPAGES.COM (YPC). AT&T Mobility and YPC became wholly-owned subsidiaries of AT&T on December 29, 2006. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our year end.

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

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” we establish obligations for expected termination benefits provided to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), severance accruals recorded for BellSouth, AT&T Mobility and AT&T Corp. (ATTC) acquired employees were considered in the purchase price allocation (see Note 2). At March 31, 2007, we had severance accruals of $174, of which $143 were established as merger-related severance accruals. At December 31, 2006, we had severance accruals of $263.

New Accounting Standards

FIN 48 We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. As required by FIN 48, we reclassified deferred income tax liabilities of $6,225 from our “Deferred income taxes” for unrecognized tax benefits, of which $6,100 was included in

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

“Other noncurrent liabilities” and $175 was included in “Accrued taxes” on our Consolidated Balance Sheets and the remaining $50 was recorded as a reduction to the beginning of year retained earnings to reflect the cumulative effect of adoption of FIN 48.

The total amount of unrecognized tax benefits at January 1, 2007 was $6,275. Of this total, $1,913 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect income tax expense in future periods. This amount reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets. We record interest and penalties related to federal, state and foreign unrecognized tax benefits in income tax expense. The January 1, 2007 liability for unrecognized tax benefits includes $1,380 for accrued interest and penalties. The total amount of unrecognized tax benefits at March 31, 2007 was $6,265.

It is reasonably possible that the total amount of unrecognized tax benefits may be reduced within the next 12 months as a result of ongoing discussions we are having with the IRS under their “Expedited Resolution of Uncertain Tax Positions Initiative.” In these discussions, during 2007, we expect to settle an issue related to capital losses claimed on our 2002 tax return, which may impact our income tax expense. We are not able to determine the amount at this time.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our income tax returns are regularly audited and reviewed by the Internal Revenue Service (IRS) as well as state and foreign taxing authorities.

The IRS has completed field examinations of AT&T’s tax returns through 2002, and all periods prior to 1997 are closed for federal purposes. We were unable to reach agreement with the IRS on one issue in the 1997-1999 audit and as a result, during the first quarter of 2007, we filed a refund suit in U.S. District Court. We do not expect to resolve this dispute in the next twelve months. During 2006, the IRS completed its field examination of the 2000-2002 tax returns for AT&T. As some issues were not resolved, the case has been forwarded to the IRS Appeals Division (Appeals), and settlement meetings with Appeals will begin during 2007. We do not expect resolution of this cycle during 2007. Additionally, during 2006, the IRS began its field examination of the AT&T 2003-2005 tax returns and we do not expect the IRS to complete this examination during 2007. We do not expect resolution of these audit cycles to have a material adverse impact.

The IRS has completed examination of all acquired entity tax returns through 2001 (AT&T Mobility through 2003) and, other than for BellSouth all years are closed. Appeals has issued BellSouth an assessment for years 1999-2001 and we expect to make an additional payment of $175 in 2007 for these and subsequent years. We expect to continue to progress through the normal audit and appeals process for all entities during 2007, but do not expect the resolutions of these items to have a material adverse impact.

EITF 06-3 In June 2006, the Emerging Issues Task Force (EITF) ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the entity’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. Our policy is to account for taxes collected from customers on a net basis.

FAS 159 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact FAS 159 will have on our financial position and results of operations.

NOTE 2. ACQUISITIONS, DISPOSITIONS, VALUATION AND OTHER ADJUSTMENTS

Acquisitions

BellSouth Corporation In December 2006, we acquired BellSouth in a transaction accounted for under FAS 141, issuing 2.4 billion shares. BellSouth was the leading communications service provider in the southeastern U.S., providing wireline communications services, including local exchange, network access, long-distance services and Internet services to substantial portions of the population across nine states. BellSouth also provided long-distance services to enterprise customers throughout the country.

We and BellSouth jointly owned AT&T Mobility and the Internet-based publisher YPC. In the AT&T Mobility joint venture, we held a 60% economic interest and BellSouth held a 40% economic interest and in the YPC joint venture we held a 66% economic interest and BellSouth held a 34% economic interest. For each joint venture, control was shared equally. We and BellSouth each accounted for the joint ventures under the equity method of accounting, recording the proportional share of AT&T Mobility’s and YPC’s income as equity in net income of affiliates on the respective consolidated statements of income and reporting the ownership percentage of AT&T Mobility’s net assets as “Investments in and Advances to AT&T Mobility” and the ownership percentage of YPC’s net assets as “Investments in Equity Affiliates” on the respective consolidated balance sheets. After the BellSouth acquisition, BellSouth, AT&T Mobility and YPC became wholly-owned subsidiaries of AT&T and the operational results of these companies have been included in our consolidated financial statements after the December 29, 2006 acquisition date.

Under the purchase method of accounting, the transaction was valued, for accounting purposes, at approximately $66,800. The assets and liabilities of BellSouth and AT&T Mobility have been appraised, based on third-party valuations, for inclusion in the balance sheet, adjusting 100% of BellSouth’s and 40% of AT&T Mobility’s values. Long-lived assets such as property, plant and equipment reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets, sometimes referred to as a “Greenfield approach.” This approach often results in differences, sometimes material, from recorded book values even if, absent the acquisition, the assets would not be impaired. In addition, assets and liabilities that would not normally be recorded in ordinary operations will be recorded at their acquisition values (i.e., customer relationships). Debt instruments and investments are valued in relation to current market conditions and other assets and liabilities are valued based on the acquiring company’s estimates. After all values have been assigned to assets and liabilities, the remainder of the purchase price is recorded as goodwill. These values are subject to adjustment for one year after the close of the transaction as additional information is obtained, and those adjustments could be material.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the BellSouth assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first three months of 2007.

	BellSouth Purchase Price Allocation
	As of		As of
	12/31/06	Adjustments	3/31/07
Assets acquired
Current assets	$4,875	$(246)	$4,629
Property, plant and equipment	18,498	-	18,498
Intangible assets not subject to amortization:
Trademark/name	330	-	330
Licenses	214	-	214
Intangible assets subject to amortization:
Customer lists and relationships	9,230	-	9,230
Patents	100	-	100
Trademark/name	211	-	211
Investments in AT&T Mobility	32,759	-	32,759
Other investments	2,446	(3)	2,443
Other assets	11,211	(136)	11,075
Goodwill	26,467	198	26,665
Total assets acquired	106,341	(187)	106,154

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,288	29	5,317
Long-term debt	15,628	(4)	15,624
Deferred income taxes	10,318	(177)	10,141
Postemployment benefit obligation	7,086	(70)	7,016
Other noncurrent liabilities	1,223	29	1,252
Total liabilities assumed	39,543	(193)	39,350
Net assets acquired	$66,798	$6	$66,804

Adjustments were primarily related to finalization of participant count estimates used in the opening balance sheet valuation for the pension and postretirement plans, a gain on a contingency related to an insurance claim recovery for Hurricane Katrina damages and tax impacts related to AT&T Mobility’s purchase accounting adjustments. Deferred tax adjustments are associated with the above mentioned items.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

BellSouth’s 40% economic ownership of AT&T Mobility has been recorded above as “Investment in AT&T Mobility,” and has been eliminated in our Consolidated Balance Sheets. We have recorded the consolidation of AT&T Mobility as a step acquisition, retaining 60% of AT&T Mobility’s prior book value and adjusting the remaining 40% to fair value. The following table summarizes the preliminary estimated fair values (40%) and historical book values (60%) of the AT&T Mobility assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first three months of 2007.

	Fair Value Adjustments AT&T Mobility
	As of		As of
	12/31/06	Adjustments	3/31/07
Assets acquired
Current assets	$6,988	$(3)	$6,985
Property, plant and equipment	19,687	(356)	19,331
Intangible assets not subject to amortization:
Licenses	33,979	561	34,540
Intangible assets subject to amortization:
Customer lists and relationships	7,583	479	8,062
Trademark/name	343	(127)	216
Other	176	(44)	132
Other assets	1,086	1	1,087
Goodwill	27,429	(432)	26,997
Total assets acquired	97,271	79	97,350

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	7,014	30	7,044
Intercompany debt	9,043	-	9,043
Long-term debt	12,559	-	12,559
Deferred income taxes	5,459	88	5,547
Postemployment benefit obligation	301	93	394
Other noncurrent liabilities	2,007	(88)	1,919
Total liabilities assumed	36,383	123	36,506
Net assets acquired	$60,888	$(44)	$60,844

Adjustments were primarily related to valuation estimates that, due to the proximity of the merger to year-end, were based on data from periods prior to the close of the December 29, 2006 acquisition. Using the December 29, 2006 data, purchase price allocations decreased the opening balance sheet values of property, plant and equipment, trademark/names and other intangibles, offset by an increased value of licenses and customer lists and relationships acquired. Deferred tax adjustments are associated with the above mentioned items.

Valuation and Other Adjustments

As ATTC and BellSouth stock options that were converted at the time of the respective mergers are exercised, the tax effect on those options may further reduce goodwill. As of March 31, 2007, we had recorded $3 in related goodwill reductions for ATTC and $15 for BellSouth.

Included in the current liabilities reported on our Consolidated Balance Sheet are accruals established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of ATTC and BellSouth.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

In November 2005, we acquired ATTC, which maintained change-in-control provisions with its employees that required enhanced severance and benefit payments be paid to employees of ATTC if a change in control occurred. Included in the adjusted liabilities assumed at acquisition was $927 accrued for such enhanced severance and benefits.

Included in the liabilities assumed for the December 2006 acquisition of BellSouth was accrued severance of $535 for BellSouth employees and $44 for AT&T Mobility employees, all of which will be paid from company cash. In addition to the severance accruals, we also maintained the accruals that were established by AT&T Mobility associated with their acquisition of AT&T Wireless, Inc. (AWE). The AWE related accruals are for plans affecting the integration of retail stores, administrative space and network acquired in AT&T Mobility’s acquisition of AWE. We will continue to evaluate these accruals through the end of the allocation period.

Following is a summary of the accruals recorded at December 31, 2006, cash payments made during the first three months of 2007 and the purchase accounting adjustments thereto.

	12/31/06	Cash	Additional		3/31/07
	Balance	Payments	Accruals	Adj.	Balance
Severance accruals paid from:
Company funds	$986	$(148)	$-	$(73)	$765
Pension and postemployment benefit plans	183	(18)	-	-	165
Lease terminations	146	(21)	14	(2)	137
Equipment removal and other related costs	117	(47)	57	(2)	125
Total	$1,432	$(234)	$71	$(77)	$1,192

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2007 and 2006 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended
	March 31,
	2007	2006
Net income	$2,848	$1,445
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(26)	(20)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	81	27
Less reclassification adjustment realized in net income	-	(6)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(23)	-
Reclassification adjustment for losses on cash flow hedges included in net income	4	4
Defined benefit postretirement plans: Amortization of net actuarial loss included in net income	84	-
Amortization of prior service benefit included in net income	(36)	-
Other	(2)	1
Other comprehensive income (loss)	82	6
Total Comprehensive Income	$2,930	$1,451

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three months ended March 31, 2007 and 2006 are shown in the table below:

	Three months ended
	March 31,
	2007	2006
Numerators
Numerator for basic earnings per share:
Net income	$2,848	$1,445
Dilutive potential common shares:
Other stock-based compensation	2	3
Numerator for diluted earnings per share	$2,850	$1,448
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	6,224	3,882
Dilutive potential common shares:
Stock options	22	3
Other stock-based compensation	20	17
Denominator for diluted earnings per share	6,266	3,902
Basic earnings per share
Net income	$0.46	$0.37
Diluted earnings per share
Net income	$0.45	$0.37

At March 31, 2007 and 2006, we had issued and outstanding options to purchase approximately 281 and 264 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 132 and 231 million shares exceeded the average market price of AT&T stock for the three months ended March 31, 2007 and 2006. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2007, the exercise price of 148 million share options were below market price.

NOTE 5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. As a result of the December 29, 2006 acquisition of BellSouth we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline, (2) wireless, (3) advertising & publishing and (4) other.

The wireline segment provides both retail and wholesale landline communications services, including local and long-distance voice, switched access, Internet protocol and Internet access data, messaging services, managed networking to business customers, AT&T U-versesm TV service (U-verse) and satellite television services through our agreements with EchoStar Communications Corp. and the DIRECTV Group, Inc.

The wireless segment provides voice, data and other cellular communications services, and includes 100% of the results of AT&T Mobility, which was our wireless joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

subsidiary of AT&T. In 2006, although we analyzed AT&T Mobility’s revenues and expenses under the wireless segment, we eliminated the wireless segment in our consolidated financial statements. In our 2006 consolidated financial statements we reported our 60% proportionate share of AT&T Mobility’s results as equity in net income of affiliates.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YPC, which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In 2006, our portion of the results from YPC were recorded in this segment as equity in net income of affiliates. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months. However, directory operations acquired in our BellSouth acquisition are treated differently in accordance with FAS 141.

Under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date, which under the amortization method would have been deferred and recognized ratably over the life of the directory, are not recognized and therefore were not included in the opening balance sheet. Accordingly, our consolidated revenue and expenses in 2007 related to directory operations in the Southeast region will be lower than what they would have been absent the accounting treatment under FAS 141. Because management assesses the performance of the segment including the revenue and expenses associated with those directories, for segment reporting purposes, our advertising & publishing segment results include revenue of $409 and expenses of $108 in the first quarter of 2007 related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth. These amounts are eliminated in the consolidations and eliminations column in the reconciliation below.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Prior to December 29, 2006, this segment also included our results from AT&T Mobility as equity in net income of affiliates, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Wireless, Advertising & Publishing and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense)  – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising and publishing revenue and expenses in the first quarter of 2007 related to directories published in the Southeast region during 2006, mentioned previously. In 2006, since our 60% share of the results from AT&T Mobility is already included in the Other column, the Wireless Elimination column removes the non-consolidated results shown in the wireless segment.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

At March 31, 2007 or for the three months ended
	Wireline	Wireless	Advertising & Publishing	Other	Consolidation and Elimination	Wireless Elimination	Consolidated Results
Revenues from external customers	$17,476	$9,975	$1,431	$496	$(409)	$-	$28,969
Intersegment revenues	510	22	12	48	(592)	-	-
Total segment operating revenues	17,986	9,997	1,443	544	(1,001)	-	28,969
Operations and support expenses	11,651	6,583	734	421	(700)	-	18,689
Depreciation and amortization expenses	3,440	1,891	242	43	-	-	5,616
Total segment operating expenses	15,091	8,474	976	464	(700)	-	24,305
Segment operating income	2,895	1,523	467	80	(301)	-	4,664
Interest expense	-	-	-	-	873	-	873
Interest income	-	-	-	-	35	-	35
Equity in net income (loss) of affiliates [1]	-	(41)	-	172	42	-	173
Other income (expense) – net	-	-	-	-	469	-	469
Segment income before income taxes	$2,895	$1,482	$467	$252	$(628)	$-	$4,468

Segment Assets	$173,792	$97,030	$8,794	$164,918	$(176,258)	$-	$268,276

1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

For the three months ended March 31, 2006
	Wireline	Wireless	Advertising & Publishing	Other	Consolidation and Elimination	Wireless Elimination	Consolidated Results
Revenues from external customers	$14,413	$8,988	$901	$434	$-	$(8,980)	$15,756
Intersegment revenues	8	-	22	39	(69)	-	-
Total segment operating revenues	14,421	8,988	923	473	(69)	(8,980)	15,756
Operations and support expenses	10,341	6,493	447	354	(69)	(6,493)	11,073
Depreciation and amortization expenses	2,441	1,687	1	43	-	(1,680)	2,492
Total segment operating expenses	12,782	8,180	448	397	(69)	(8,173)	13,565
Segment operating income	1,639	808	475	76	-	(807)	2,191
Interest expense	-	-	-	-	464	-	464
Interest income	-	-	-	-	85	-	85
Equity in net income (loss) of affiliates [1]	-	(35)	(5)	331	1	42	334
Other income (expense) – net	-	-	-	-	11	-	11
Segment income before income taxes	$1,639	$773	$470	$407	$(367)	$(765)	$2,157

1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2007.

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

	Three months ended
	March 31,
	2007	2006
Pension (benefit) cost:
Service cost – benefits earned during the period	$316	$260
Interest cost on projected benefit obligation	801	628
Expected return on assets	(1,367)	(991)
Amortization of prior service cost and transition asset	32	37
Recognized actuarial loss	60	93
Net pension (benefit) cost	$(158)	$27

Postretirement benefits cost:
Service cost – benefits earned during the period	$127	$109
Interest cost on accumulated postretirement
benefit obligation	643	494
Expected return on assets	(337)	(234)
Amortization of prior service benefit	(89)	(90)
Recognized actuarial loss	74	126
Postretirement benefits cost	$418	$405

Combined net pension and postretirement cost	$260	$432

Our combined net pension and postretirement cost decreased $172 in the first quarter of 2007. Net pension and postretirement costs in 2007 reflect the December 2006 acquisition of BellSouth, which, due to the funded status of the BellSouth pension plans, increased the pension assets on which we calculate our expected return on plan assets of 8.5% to a greater degree than the additional service and interest costs. Also contributing to the decreased combined pension and postretirement cost were changes in our actuarial assumptions, which included the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and a decrease in the recognition of net losses on plan assets in prior years. In accordance with GAAP, we recognize actual gains and losses on pension and postretirement plan assets equally over a period of not more than five years.

AT&T INC.

MARCH 31, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

In April 2007, we announced a one-time increase to certain retiree pension annuity payments, an average increase of 3.2% by group of retiree count. This pension adjustment is for pre-1996 retirees and will increase our pension liability approximately $350 and annual expense $70.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $4 in the first quarter of 2007 and $8 in the first quarter of 2006.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $47 in the first quarter of 2007 and $38 in the first quarter of 2006, of which $36 and $26 was interest cost, respectively.

NOTE 7. TRANSACTION WITH T-MOBILE

As part of the dissolution of AT&T Mobility’s joint venture with T-Mobile USA (T-Mobile), both parties were required to exchange certain spectrum licenses and we committed to purchase a minimum number of minutes on T-Mobile’s California/Nevada and New York networks during a specified transition period. In January 2007, we received 10 MHz of spectrum in the New York market, in exchange for T-Mobile receiving 5 MHz of spectrum in each of nine markets in California, the largest of which is San Diego. T-Mobile also notified us of its intent to exercise its option to purchase an additional 10 MHz of spectrum in the San Diego market, with the transaction closing expected during the second quarter of 2007. Concurrent with T-Mobile’s notification to purchase the San Diego spectrum, T-Mobile communicated to us that it would not exercise its option to purchase 10 MHz of spectrum in the Los Angeles market. In the first quarter of 2007, we recorded a gain of $409 ($253 net of tax) on the spectrum exchange. The gain is net of $55 of costs previously deferred, which related to parts of the dissolution transaction completed in prior periods.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireline and wireless communications services and equipment, managed networking, wholesale services and directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results We completed our acquisition of BellSouth Corporation (BellSouth) on December 29, 2006. We thereby acquired BellSouth’s 40% economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100% ownership of AT&T Mobility. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for BellSouth and AT&T Mobility prior to our acquisition (i.e., all but the final two days of 2006) were not included in our 2006 operating results and are therefore not discussed. Accordingly, the following discussion of changes in our operating revenues and expenses is significantly affected by the BellSouth acquisition. (Prior to the BellSouth acquisition, our 60% share of AT&T Mobility’s results was included in our net income and reported as equity in net income of affiliates.) Our financial results in the first quarter of 2007 and 2006 are summarized as follows:

	First Quarter
	Percent
	2007	2006	Change
Operating revenues	$28,969	$15,756	-
Operating expenses	24,305	13,565	-
Operating income	4,664	2,191	-
Income before income taxes	4,468	2,157	-
Net income	2,848	1,445	-

Overview

Operating income Our operating income increased $2,473 in the first quarter reflecting the addition of BellSouth’s and AT&T Mobility’s operating results as noted above, and our operating income margin increased from 13.9% to 16.1%. Operating income increased primarily due to expense reduction through operational improvements, merger synergies and the addition of the higher margined operations at BellSouth, partially offset by merger-related charges and the additional amortization expense on intangibles identified and recorded in connection with the BellSouth and AT&T Corp. (ATTC) acquisitions.

Our operating income was slightly offset by the continued decline of our retail access lines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenue should the customer choose AT&T Mobility as their alternative provider.

Operating revenues Our operating revenues increased $13,213, or 83.9%, in the first quarter primarily due to our acquisition of BellSouth and the resulting inclusion of BellSouth and AT&T Mobility revenues in our operating revenues. Also contributing to the operating revenue increase was continuing growth in data, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operating expenses Our operating expenses increased $10,740, or 79.2%, in the first quarter primarily due to the above mentioned acquisition of BellSouth. Operating expenses included merger integration costs of $245 and $1,528 of amortization expense on intangible assets identified at the time of either the BellSouth or the ATTC acquisitions. We are amortizing these intangibles using the sum-of-the-months-digit method, which means that we will record higher expenses in earlier periods. Partially offsetting these increases were merger synergies of approximately $900 (of which $381 was capital), reflecting progress with the integration of BellSouth, AT&T Mobility and ATTC and other cost-reduction initiatives.

Interest expense increased $409, or 88.1%, in the first quarter of 2007. The increase in 2007 was primarily due to higher average debt balances primarily due to the inclusion of BellSouth and AT&T Mobility outstanding debt on our consolidated balance sheet. We expect continued increases in interest expense during 2007 as a result of including the BellSouth and AT&T Mobility outstanding debt in our consolidated financial statements.

Interest income decreased $50, or 58.8%, in the first quarter of 2007. The decrease in interest income was primarily due to AT&T Mobility becoming a wholly-owned subsidiary of AT&T following the BellSouth acquisition. Prior to the acquisition of BellSouth, we reported interest income from AT&T Mobility which borrowed funds from us under a shareholder loan and revolving credit agreement; this change also will negatively affect the remaining quarters of 2007.

Equity in net income of affiliates decreased $161, or 48.2%, in the first quarter of 2007. The decrease is primarily a result of the change in accounting for AT&T Mobility as a wholly-owned subsidiary. Prior to our BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with our joint-venture partner, BellSouth. As a result of the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary of AT&T and is reported in our wireless segment and our Consolidated Statements of Income. This decrease was slightly offset by an increase in results in our investments at América Móvil S.A. de C.V. (América Móvil) and Teléfonos de México, S.A. de C.V. (Telmex).

Other income (expense) – net We had other income of $469 in the first quarter of 2007 and $11 in the first quarter of 2006. Results in the first quarter of 2007 primarily consisted of gains of $409 related to a wireless spectrum license exchange, $60 for land dispositions and $25 for leveraged lease sales. These gains were partially offset by $41 in minority interest expenses.

Income taxes increased $908 in the first quarter of 2007. The increase was primarily the result of higher operating income in 2007. Our effective tax rate was 36.3% in the first quarter of 2007 and 33.0% in the same period in 2006. The increase in our effective tax rate in 2007 was primarily due to the consolidation of AT&T Mobility and an increase in income before income taxes.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selected Financial and Operating Data

(March 31, 2006 amounts do not include BellSouth)

	March 31,
	2007	2006
Debt ratio[1]	35.4%	36.4%
In-region network access lines in service (000) [2]	65,429	48,768
In-region wholesale lines (000)[2]	5,250	5,362
In-region broadband connections (000)[2,3]	12,861	7,432
In-region video connections (000)[2,4]	1,697	549
Number of AT&T employees[5]	301,760	186,560
Wireless voice customers (000)[6]	62,217	55,810
[1]	See our “Liquidity and Capital Resources” section for discussion.
[2]	In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).
[3]	Broadband connections include DSL lines of 12,842 in 2007 and 7,432 in 2006, U-verse high-speed Internet access and satellite broadband.
[4]	Video connections include customers that have satellite service under our agency agreements with EchoStar and DIRECTV of 1,684 in 2007 and 549 in 2006 and U-verse video connections.
[5]	Number of employees at December 31, 2006 was 304,180.
[6]	Amounts represent 100% of the wireless customers of AT&T Mobility.

Supplemental Information

To provide improved comparability versus previous results, below is a supplemental table providing pro forma consolidated operating revenues assuming the merger date was January 1, 2005.

Supplemental Consolidated Operating Revenues Information

	First Quarter
		Pro
	Actual	Forma	Percent
	2007	2006	Change
Operating revenues
Voice	$10,455	$11,109	(5.9)%
Data	5,655	5,450	3.8
Wireless service	9,070	7,987	13.6
Directory	1,022	1,413	(27.7)
Other	2,767	2,941	(5.9)
Total Operating Revenues	$28,969	$28,900	0.2%

The pro forma voice revenue decline is consistent with trends in recent quarters and is due to access line declines reflecting competition and substitution, pricing pressures due to competition, anticipated shifts of traffic by major consolidated carriers to their own networks and a continuing decline in the number of ATTC’s national mass-market customers.

Pro forma data growth was led by a 10.2% increase in IP data revenues, with strength in high speed Internet, managed Internet, Virtual Private Network (VPN) and hosting services. Data transport service revenues were up 2.3%, and packet switched data revenues, which include frame relay and ATM services, were down 8.0%, consistent with industry trends and results of recent quarters.

Pro forma wireless service growth was driven by strong increases in data usage, including increased messaging, browsing, downloads, media bundles and laptop and smart phone connectivity. Since we have historically discussed our wireless segment results on a basis that

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

included 100% of AT&T Mobility results, a detailed wireless service revenue discussion can be found in our “Wireless segment results” section.

Pro forma directory results are lower in 2007 due to the purchase accounting treatment of directories delivered by BellSouth’s advertising and publishing businesses in the 12 months prior to the merger (see Note 5). In accordance with GAAP, the deferred revenues from these books were not included in the opening balance sheet and are therefore not included in the 2007 directory revenues. Had those deferred revenues been included in 2007, directory revenues would have increased by $409.

Pro forma other revenues are lower in 2007 due in part to the lower equipment revenues recorded at AT&T Mobility and a decline in demand for integration services and customer premises equipment.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 5 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. As a result of our acquisition of BellSouth, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline; (2) wireless; (3) advertising & publishing; and (4) other.

The wireline segment provides both retail and wholesale landline communications services, including local and long-distance voice, switched access, IP and Internet access data, messaging services, managed networking to business customers, AT&T U-versesm TV services (U-verse) and satellite television services through our agency agreements with EchoStar Communications Corp. (“AT&T | DISH Network” offering) and the DIRECTV Group, Inc.

The wireless segment provides voice, data and other cellular communications services, and reflects 100% of the results of AT&T Mobility, which was our wireless joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In our 2006 consolidated financial statements, we reported our 60% proportionate share of AT&T Mobility’s results as equity in net income of affiliates.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YELLOWPAGES.COM (YPC), which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In 2006, our portion of the results from YPC were recorded in this segment as equity in net income of affiliates. Our advertising & publishing segment results include revenue of $409 and expenses of $108 in the first quarter of 2007 related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth (see Note 5).

The other segment includes results from Sterling Commerce Inc. (Sterling), customer information services and all corporate and other operations. The other segment includes our portion of the results from our international equity investments. In 2006, this segment also included our results from AT&T Mobility as equity in net income of affiliates, as discussed above.

The following tables show components of results of operations by segment. A discussion of significant segment results is also presented following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireline

Segment Results

	First Quarter
			Percent
	2007	2006	Change
Segment operating revenues
Voice	$10,677	$8,615	23.9%
Data	5,862	4,501	30.2
Other	1,447	1,305	10.9
Total Segment Operating Revenues	17,986	14,421	24.7
Segment operating expenses
Cost of sales	7,558	6,896	9.6
Selling, general and administrative	4,093	3,445	18.8
Depreciation and amortization	3,440	2,441	40.9
Total Segment Operating Expenses	15,091	12,782	18.1
Segment Income	$2,895	$1,639	76.6%

Operating Income and Margin Trends

Our wireline segment operating income increased $1,256, or 76.6%, in the first quarter of 2007, reflecting incremental revenue and expenses from our acquisition of BellSouth, and our operating income margin increased from 11.4% in the first quarter of 2006 to 16.1% in the first quarter of 2007. Operating income margin increased in 2007 primarily due to lower expenses as a result of merger synergies and the addition of higher margined operations of BellSouth, partially offset by merger-related charges and additional amortization expense on those intangibles identified and recorded in connection with our acquisition of BellSouth. Our operating income continued to be pressured by access line declines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ alternative technologies, such as wireless, VoIP and cable, for voice and data. While revenues in this segment may continue to be pressured by these substitutions, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Wireline Operating Results

All changes other than those specifically stated as being due to the BellSouth acquisition are related to pre-acquisition wireline operations.

Voice revenues increased $2,062, or 23.9%, in the first quarter of 2007 primarily due to the acquisition of BellSouth. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include any of our VoIP revenues, which are included in data revenues.

•

Local voice revenues increased $1,824 in the first quarter of 2007 primarily due to the acquisition of BellSouth, which increased local voice revenues approximately $2,040. Local voice revenues also increased in the first quarter due to pricing increases for regional telephone service, calling features (e.g., Caller ID and voice mail) and inside wire maintenance agreements. These increases were partially offset in the first quarter by expected declining revenues from ATTC’s mass-market customers because of the decision to discontinue proactive marketing for that customer group in 2004. Local voice revenues were also negatively impacted by continued declines in customer demand and sales of calling features and inside wire. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ wireless, VoIP technology and cable offerings for voice, and the disconnection of additional lines for DSL service and other reasons.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

•

Long-distance revenues increased $128 in the first quarter of 2007 primarily due to the acquisition of BellSouth, which increased long-distance revenues approximately $500. Also contributing to the increases were higher long-distance penetration levels in our in-region states in the first quarter. These increases were primarily offset by a continuing decrease in demand for long-distance service, mostly due to an expected decline in ATTC’s mass-market customers in the first quarter, mentioned previously, and also reflecting continuing market maturity since we began providing service to all of our in-region states in late 2003. Our long-distance revenue increase was also partially offset in the first quarter by competitive pricing for large-business customers and a decrease in demand for prepaid calling cards.

•

Local wholesale revenues increased $110 in the first quarter of 2007 primarily due to the acquisition of BellSouth, which increased local wholesale revenues approximately $160. This increase was partially offset by lower demand for local wholesale services, primarily due to the decreased demand for Unbundled Network Element-Platform (UNE-P) lines provided to competitors, partially offset by price increases as we entered into long-term contracts with our competitors. Competitors who represented a majority of our UNE-P lines have signed commercial agreements with us and therefore remain our wholesale customers.

Data revenues increased $1,361, or 30.2%, and accounted for approximately 33% of our wireline operating revenues in the first quarter of 2007 and 31% of revenues in the first quarter of 2006. Data revenues include transport, IP and packet switched data services.

IP data revenues increased $672 in the first quarter of 2007, primarily due to the acquisition of BellSouth, which increased IP data approximately $520. Included in IP data revenues are DSL, dedicated Internet access, VPN and other hosting services. Also contributing to the increase in IP data services was continued growth in DSL, our broadband Internet-access service, reflecting an increase in DSL lines in service. VPN and dedicated Internet access services also contributed to IP data growth in 2007 due to growth in the customer base and migration from other products.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multi-site businesses), increased $686 in the first quarter of 2007, almost entirely due to the acquisition of BellSouth. Excluding the results from BellSouth, our transport services revenue was essentially flat in the first quarter.

Our packet switched services include frame relay, asynchronous transfer mode (ATM) and managed packet services and increased $3 in the first quarter of 2007 primarily due to the acquisition of BellSouth, which increased packet switched services revenue approximately $60. This increase was almost entirely offset by both competitive pricing and lower demand as customers continue to shift from this traditional technology to IP-based technology. We expect these services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $142, or 10.9%, in the first quarter of 2007 primarily due to our acquisition of BellSouth which increased other operating revenue approximately $240. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and international data bundles, which account for over 58% of total other operating revenue for both periods. Equipment sales and related network integration and management services decreased $76 primarily due to less emphasis on the sale of lower-margin equipment and competitive pricing pressures.

Cost of sales expenses increased $662, or 9.6%, in the first quarter of 2007, primarily due to the acquisition of BellSouth, which increased expenses approximately $1,200. Cost of sales consists of costs we incur in order to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes related to elements of our network. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

In addition to the impact of the BellSouth acquisition, cost of sales in 2007 increased due to the following:

•	Higher nonemployee-related expenses, such as contract services, agent commissions and materials and supplies costs, of $82.
•	Salary and wage merit increases and other bonus accrual adjustments of $70.

Partially offsetting these increases, cost of sales in 2007 decreased due to:

•

Traffic compensation expenses (for access to another carrier’s network) decreased $251 primarily due to migration of long-distance calls onto our network and a lower volume of ATTC consumer and small business customers’ (to whom we stopped marketing) local calls terminating on competitor networks.

•

Lower benefit expenses, consisting primarily of our combined net pension and postretirement cost, decreased $200, primarily due to changes in our actuarial assumptions, which included the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and a decrease in the recognition of net losses on plan assets in prior years. Other benefits decreased primarily due to force reductions.

•

Cost of equipment sales and related network integration services decreased $91 primarily due to less emphasis on lower-margin equipment. Costs associated with equipment for large-business customers (as well as DSL) typically are greater than costs associated with services that are provided over multiple years.

•	Lower expenses of $66 due to the discontinuance of DSL Universal Service Fund fees, which began in the third quarter of 2006.
•	Lower employee levels decreased expenses (primarily salary and wages) by $37.

Selling, general and administrative expenses increased $648, or 18.8%, in the first quarter of 2007, primarily related to the acquisition of BellSouth, which increased expenses approximately $650. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent that they relate to employees who perform the functions listed in this paragraph.

In addition to the impact of the BellSouth acquisition, selling, general and administrative expenses in 2007 increased due to the following:

•	Salary and wage merit increases and other bonus accrual adjustments of $61.
•	Higher benefit expenses of $11, consisting primarily of our combined net pension and postretirement cost.

Partially offsetting these increases, selling, general and administrative expenses in 2007 decreased $97 (primarily salary and wages) due to lower employee levels.

Depreciation and amortization expenses increased $999, or 40.9%, in the first quarter primarily due to higher depreciable and amortizable asset bases as a result of the purchase of BellSouth and the inclusion of the associated depreciation and amortization for the purchased assets.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Supplemental Information

Access Line, Broadband Connections and Video Connections Summary

Our in-region switched access lines at March 31, 2007 and 2006 are shown below and access line trends are addressed throughout this segment discussion. Because our acquisition of BellSouth has a significant effect on comparative information, we have included pro-forma amounts below as of March 31, 2006 for comparative purposes, as if the companies had been combined.

In-Region [1]
Switched Access Lines, Broadband Connections and Video Connections Summary
	Actual	Actual		Pro-Forma
	March 31,	March 31,	% Increase	March 31,	% Increase
(in 000’s)	2007	2006	(Decrease)	2006	(Decrease)
Switched Access Lines
Retail Consumer
Primary	32,357	22,630	43.0%	33,834	(4.4)%
Additional	4,347	3,786	14.8	4,914	(11.5)
Retail Consumer Subtotal	36,704	26,416	38.9	38,748	(5.3)

Retail Business	23,160	16,682	38.8	23,312	(0.7)
Retail Subtotal	59,864	43,098	38.9	62,060	(3.5)
Percent of total switched access lines	91.5%	88.4%		88.7%

Sold to ATTC	1,105	1,517	(27.2)	1,847	(40.2)
Sold to other CLECs [2]	4,145	3,845	7.8	5,695	(27.2)
Wholesale Subtotal	5,250	5,362	(2.1)	7,542	(30.4)
Percent of total switched access lines	8.0%	11.0%		10.8%

Payphone (Retail and Wholesale) [3]	315	308	2.3	397	(20.7)
Percent of total switched access lines	0.5%	0.6%		0.5%

Total Switched Access Lines	65,429	48,768	34.2%	69,999	(6.5)%

Broadband Connections [4]	12,861	7,432	73.0%	10,576	21.6%

Video Connections [5]	1,697	549	-	1,177	44.2%

1 In-region represents access lines served by AT&T’s ILECs.

2Competitive local exchange carriers (CLECs)

3 Payphone lines are presented above as previously reported. Beginning in 2007, revenue from these lines is reported in the Other segment.

4 Broadband connections include DSL lines of 12,842 in 2007 and 7,432 in 2006, U-verse high-speed Internet access and satellite broadband.

5 Video connections include customers that have satellite service under our agency agreements with EchoStar and DIRECTV of 1,684 in 2007 and 549 in 2006 and U-verse video connections.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireless

Segment Results

	First Quarter
			Percent
	2007	2006	Change
Segment operating revenues
Service	$9,092	$8,013	13.5%
Equipment	905	975	(7.2)
Total Segment Operating Revenues	9,997	8,988	11.2
Segment operating expenses
Cost of services and equipment sales	3,670	3,647	0.6
Selling, general and administrative	2,913	2,846	2.4
Depreciation and amortization	1,891	1,687	12.1
Total Segment Operating Expenses	8,474	8,180	3.6
Segment Operating Income	1,523	808	88.5
Equity in Net Income (Loss) of Affiliates*	(41)	(35)	(17.1)
Segment Income	$1,482	$773	91.7%

* Includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

Accounting for AT&T Mobility

Prior to the BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with BellSouth. This means that for the first quarter of 2006, our consolidated results included our 60% share of AT&T Mobility’s results in “Equity in net income of affiliates” on our Consolidated Statements of Income. Following the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary and AT&T Mobility’s results are included as operating revenues and expenses in our Consolidated Statements of Income. For the periods presented the wireless segment reflects 100% of the results reported by AT&T Mobility based on the management of the business.

Wireless Customer and Operating Trends

As of March 31, 2007, we served 62.2 million wireless customers compared to 61.0 million at December 31, 2006 and 55.8 million at March 31, 2006. More than 70% of our wireless customer net additions in the first quarter were retail customer additions, and more than 80% of these additions were postpaid customer additions. Contributing to our net additions was improvement in customer turnover (customer churn) levels due to our strong network performance and attractive products and services offerings, which was partially offset by slowing gross additions reflecting a maturing wireless industry.

Competition and the slowing growth rate of new wireless users as the wireless industry continues to mature will continue to adversely impact wireless gross additions. We expect that future revenue growth will become increasingly dependent on minimizing customer turnover (customer churn) and increasing average service revenue per user/customer (ARPU).

Wireless service ARPU has been pressured over the past seven quarters as we have offered a broader array of plans to expand our customer base and responded to increasing competition, resulting in pricing reductions. Wireless service ARPU declined 0.2% compared to the fourth quarter of 2006 primarily due to continued increases in the proportion of reseller customers to total customers. However, we have had year-over-year growth in wireless service ARPU over the past three quarters. In the first quarter, ARPU increased 1.4% compared to the first quarter of 2006. The increase in the first quarter was primarily due to a 51.0% increase in data ARPU, partially offset by a 4.6% decrease in voice service ARPU. We expect continued pressure on ARPU despite our increasing revenue from data services.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

The effective management of wireless customer churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Wireless customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Our wireless churn rate was 1.7% in the first quarter of 2007, down from 1.9% in the first quarter of 2006. The churn rate for postpaid customers was 1.3% in the first quarter of 2007, down from 1.6% in the first quarter of 2006. The decline in overall and postpaid churn reflects our broader network coverage, higher network quality, our broad array of products and services, exclusive devices and free mobile-to-mobile calling among wireless customers.

Customer churn improved despite the ongoing migration of Time Division Multiple Access (TDMA) subscribers to our more advanced Global System for Mobile Communication (GSM) and Universal Mobile Telecommunications System/High Speed Downlink Packet Access (UMTS/HSDPA) networks and completion of the transition from multiple prepaid systems to our newer prepaid platform. In the first quarter of 2007, TDMA migration negatively impacted postpaid churn by 10 basis points, and combined with our prepaid platform migration, negatively impacted overall churn by 10 to 15 basis points. While we anticipate continued improvements to our wireless network and customer care and the offering of a broad range of customer products and services, we continue to expect higher disconnects from the continued phase out of AT&T Mobility’s analog and TDMA service, which we plan to discontinue in early 2008.

Wireless Operating Results

Our wireless segment operating income margin was 15.2% in the first quarter of 2007 and 9.0% in the first quarter of 2006. The higher margin in 2007 was primarily due to revenue growth of $1,009, or 11.2%, partially offset by increased operating expenses of $294, or 3.6%.

Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,079, or 13.5%, in the first quarter of 2007 and primarily consisted of:

•

Data revenues increased $583, or 66.8%, in the first quarter due to an increase in data ARPU of 51.0%, which primarily resulted from increased use of text messaging, email, data access and media bundling services. Data service revenues represented 16.0% of wireless service revenues in the first quarter of 2007 and 10.9% in the first quarter of 2006.

•

Voice revenues increased $485, or 6.9%, in the first quarter primarily due to an increase in the average number of wireless customers of 12.1%, partially offset by a decline in voice ARPU of 4.6%. Included in voice revenues were increases in long-distance and net roaming revenue due to increased international usage.

Equipment revenues decreased $70, or 7.2%, in the first quarter of 2007. This decrease was due to a decline in handset revenues as a result of a 4.1% decline in retail gross customer additions, increased equipment discounts and rebate activity, partially offset by an increase in customers upgrading their handsets and accessories revenue.

Cost of services and equipment sales expenses increased $23, or 0.6%, in the first quarter of 2007. The first quarter increase was primarily due to higher network usage, with a minute of use increase of 16.3%, and associated network system expansion and increased equipment costs. This increase was almost entirely offset by lower interconnect, incollect and long-distance expense related to network and systems integration and cost reduction initiatives, as well as cost reductions from the continued migration of network usage from the T-Mobile USA (T-Mobile) network in California and Nevada. Our remaining purchase commitment to T-Mobile was $94 at March 31, 2007. Our wireless network expansion is proceeding on schedule with more than 96% of our wireless customers in California and Nevada now transitioned onto our network.

Equipment sales expense increased $66, or 5.0%, in the first quarter of 2007 due to an increased number of handset upgrades and increased accessory sales. Total equipment costs continue to be higher than equipment revenues due to the sale of handsets

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

Selling, general and administrative expenses increased $67, or 2.4%, in the first quarter of 2007 and included the following:

•	Upgrade commission and residual expense increased $49 due to increased prepaid card replenishment costs and higher handset upgrade activity.
•

Selling expenses increased $24 due to increases in sales and advertising expenses, partially offset by a decrease in net commission expense, which was consistent with the decline in gross customer additions.

•

Other and customer service expense decreased $6 due to a decline in outsourced professional services, lower billing expenses and lower IT and other professional services expense, partially offset by increased bad debt, corporate and legal related expenses.

Depreciation and amortization expenses increased $204, or 12.1%, in the first quarter of 2007. Depreciation expense decreased $245, or 18.5%, in the first quarter primarily due to certain network assets becoming fully depreciated and purchase accounting adjustments on certain network assets related to acquiring BellSouth’s 40% ownership interest, partially offset by increased expense related to ongoing capital spending for network upgrades and expansion.

Amortization expense increased $449 in the first quarter of 2007 primarily due to customer list, trade name and other intangibles amortization of $813 related to our acquisition of BellSouth’s 40% ownership interest. This increase was partially offset by declining amortization of the AWE customer contracts and other intangible assets acquired, which are amortized using the sum of the months digits method of amortization.

Advertising & Publishing

Segment Results

	First Quarter
			Percent
	2007	2006	Change
Total Segment Operating Revenues	$1,443	$923	56.3%
Segment operating expenses
Cost of sales	455	288	58.0
Selling, general and administrative	279	159	75.5
Depreciation and amortization	242	1	-
Total Segment Operating Expenses	976	448	-
Segment Operating Income	467	475	(1.7)
Equity in Net Income (Loss) of Affiliates	-	(5)	-
Segment Income	$467	$470	(0.6)%

Accounting Impacts from the BellSouth Acquisition

Prior to the BellSouth acquisition (see Note 2), we accounted for our 66% economic interest in YPC under the equity method since we shared control equally with BellSouth. Following the BellSouth acquisition, YPC became a wholly-owned subsidiary of AT&T and results are reflected in operating revenues and expenses on our Consolidated Statements of Income.

Consolidated revenue and expenses in 2007 from BellSouth’s advertising & publishing operations are lower than what they would have been absent the merger due to a purchase accounting adjustment required under FAS 141 (see Note 5). However, for segment reporting purposes,

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

previously unrecognized revenue of $409 and expenses of $108 related to this BellSouth purchase accounting adjustment are included in our advertising & publishing segment results in the first quarter of 2007.

Operating Results

Our advertising & publishing operating income margin was 32.4% in the first quarter of 2007, compared to 51.5% in the first quarter of 2006. The decrease in the segment operating income margin is primarily due to the addition of BellSouth’s operating results including the amortization of BellSouth’s customer lists acquired as a part of the acquisition.

Operating revenues increased $520, or 56.3%, in the first quarter of 2007 primarily due to the addition of BellSouth’s advertising & publishing operating results. The increase includes $420 in print advertising and $82 in Internet advertising revenue.

Cost of sales increased $167, or 58.0%, in the first quarter of 2007 primarily due to the addition of BellSouth’s advertising & publishing operating results. The increase in cost of sales in 2007 is driven by sales agency expense and publishing costs.

Selling, general and administrative expenses increased $120, or 75.5%, in the first quarter of 2007 primarily due to the addition of BellSouth’s advertising & publishing operating results. The increase is largely driven by increases in employee, advertising and uncollectible related expenses.

Depreciation and amortization expenses increased $241 in the first quarter resulting from the amortization of customer lists acquired as a part of the BellSouth acquisition.

Other

Segment Results

	First Quarter
			Percent
	2007	2006	Change
Total Segment Operating Revenues	$544	$473	15.0%
Total Segment Operating Expenses	464	397	16.9
Segment Operating Income	80	76	5.3
Equity in Net Income of Affiliates	172	331	(48.0)
Segment Income	$252	$407	(38.1)%

Our other segment operating results consist primarily of Sterling, customer information services (primarily directory assistance), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues increased $71, or 15.0%, in the first quarter of 2007 primarily due to the addition of BellSouth’s other operations and increased operating revenue at Sterling.

Segment operating expenses increased $67, or 16.9%, in the first quarter of 2007 primarily due to the addition of BellSouth’s other operations and increased operating expenses at Sterling.

Prior to the December 29, 2006 close of the BellSouth acquisition, our other segment included our 60% proportionate share of AT&T Mobility results as equity in net income of affiliates. As a result of the BellSouth acquisition, we own 100% of AT&T Mobility and its results for the first quarter of 2007 are now included in the wireless segment and are no longer included in equity in net income of affiliates in this segment or on our Consolidated Statements of Income.

AT&T INC.

MARCH 31, 2007

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

	First Quarter
	2007	2006
América Móvil	$102	$55
Telmex	64	61
AT&T Mobility	-	213
Other	6	2
Other Segment Equity in Net Income of Affiliates	$172	$331

Equity in net income of affiliates decreased $159 in the first quarter of 2007. The decrease was primarily due to a change in accounting for AT&T Mobility, the results of which are no longer included in equity in net income of affiliates in 2007 due to the acquisition of BellSouth, partially offset by an increase of $47 from América Móvil, primarily due to improved operating results.

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained many of the extensive regulatory requirements applicable to our traditional wireline subsidiaries. We are actively pursuing additional legislative and regulatory measures to reduce or eliminate regulatory requirements that inhibit our ability to provide the full range of services demanded by our customers. For example, we are supporting regulatory and legislative efforts at both the state and federal levels that would offer a streamlined process for new video service providers to compete with traditional cable television providers. In March 2007, the FCC released an order adopting rules that prohibit municipalities from making unnecessary and unreasonable demands on competitive video service providers, and which require prompt action by such localities on cable franchise applications by new entrants. In addition, states representing a majority of our local service access lines have adopted legislation or a regulatory process that enables new video entrants to acquire a statewide franchise to offer video services. We also are supporting efforts to update regulatory treatment for retail services. Passage of legislation is uncertain and depends on many factors.

Our wireless operations are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireless Broadband Order In March 2007, the FCC adopted a declaratory ruling stating that wireless broadband Internet access services are information services and the transmission component of such services is “telecommunications,” rather than a “telecommunications service.” The FCC’s decision thus places wireless broadband Internet access service on the same largely deregulatory footing as cable and wireline broadband services.

Video Service In March 2007, the FCC issued an order adopting rules to implement the Cable Act’s prohibition against local franchising authorities unreasonably refusing to award competitive franchises for the delivery of cable services, which it found had created unreasonable barriers to entry that impede the goals of increasing competition and promoting broadband deployment. This order should facilitate our entry into the video market by reducing or removing entry barriers posed by municipalities that have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products. This order does not preempt state laws that streamline the franchising process by, for example, establishing state-wide cable franchises. Such laws have been enacted in about half of the states in which we operate, covering approximately 60% of our access lines.

OTHER BUSINESS MATTERS

Retirement Announcement In April 2007, at the AT&T Annual Meeting of Stockholders, Edward E. Whitacre Jr. announced his intention to retire as Chief Executive Officer, Chairman and member of the Board of Directors on June 3, 2007. Our Board of Directors has named current Chief Operating Officer and Board member, Randall Stephenson as new Chief Executive Officer and Chairman of the Board of Directors.

Wireless Spectrum As part of the dissolution of AT&T Mobility’s joint venture with T-Mobile, both parties were required to exchange certain spectrum licenses and we committed to purchase a minimum number of minutes on T-Mobile’s California/Nevada and New York networks during a specified transition period. In January 2007, we received 10 MHz of spectrum in the New York market, in exchange for T-Mobile receiving 5 MHz of spectrum in each of nine markets in California, the largest of which is San Diego. T-Mobile also notified us of its intent to exercise its option to purchase an additional 10 MHz of spectrum in the San Diego market, with the transaction closing expected during the second quarter of 2007. Concurrent with T-Mobile’s notification to purchase the San Diego spectrum, T-Mobile communicated to us that it would not exercise its option to purchase 10 MHz of spectrum in the Los Angeles market. In the first quarter of 2007, we recorded a gain of $409 ($253 net of tax) on the spectrum exchange.

Clearwire In February 2007, we agreed to sell Clearwire Corporation, a national provider of wireless broadband Internet access, EBS (Education Broadband Service) spectrum and BRS (Broadband Radio Service) spectrum valued at $300. Sale of this spectrum was required as a condition to the approval of our acquisition of BellSouth. The transaction requires government approval and is expected to close in the second quarter of 2007.

U-verse Services In June 2004, we announced key advances in developing a network capable of delivering a new generation of integrated digital television, high-speed broadband and VoIP services to our residential and small-business customers. We have been building out this network in numerous locations and are now providing AT&T U-verse services, including U-verse TV, in parts of 15 markets as of March 31, 2007, and we expect to launch additional markets during 2007. Our deployment strategy is to enter each market on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each market as we continue to monitor these systems to ensure customer satisfaction with our services. In these market expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. During our launch into these additional markets, we also expect to add additional features to our U-verse TV service offering. We expect to have the capability to offer service to approximately 18 million living units by the end of 2008, as part of our initial deployment, and expect to spend between $4,000 to $4,500 in network-related deployment costs and capital expenditures during 2007 and 2008,

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

as well as additional customer activation capital expenditures. These estimates do not include spending for our BellSouth territory. Estimated expenditures have increased due to expansion of the programming and features of the video offering and additional network conditioning. Our total capital expenditure guidance for 2007 and 2008 has not changed.

With respect to our U-verse TV service, we continue to work with our vendors to continue to improve, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. We have completed most negotiations with programming owners (e.g., movie studios and cable networks) to offer existing television programs and movies and, if applicable, other new interactive services. Also, as discussed in the “Competitive and Regulatory Environment” section, we are supporting legislation at the state level that would streamline the regulatory process for new video competitors to enter the market.

We believe that U-Verse TV is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our U-verse TV service. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2007 and future years. If the courts were to decide that state and local regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

NSA Litigation There are 21 pending lawsuits that allege that AT&T and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001 (an additional three cases name BellSouth and/or AT&T Mobility as defendants but do not name AT&T). In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, plaintiffs filed this purported class action in U.S. District Court in the Northern District of California on behalf of “all individuals in the United States that are current residential subscribers or customers of defendants’ telephone services or Internet services, or that were residential telephone or Internet subscribers or customers at any time after September 2001.” They allege that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. In April 2006, we filed a motion to dismiss the complaint. In May, the United States requested leave to intervene in this litigation, asserted the “state secrets privilege” and related statutory privileges, and filed a motion asking the court to either dismiss the complaint or issue a summary judgment in favor of the defendants. On July 20, 2006, the Court denied the Motions to Dismiss of both parties. Specifically, the Court ruled that the state secrets privilege does not prevent AT&T from asserting any statutory defense it may have, as appropriate, regarding allegations that it assisted the government in monitoring communication content. However, with regard to the calling records allegations, the Court noted that it would not require AT&T to disclose what relationship, if any, it has with the government. Both AT&T and the U.S. government filed interlocutory appeals on July 31, 2006. The U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit) accepted these appeals and issued a briefing schedule, which ends in May 2007. No argument date has been set.

Since the filing of the Hepting complaint, 20 additional class action lawsuits have been filed against AT&T in various jurisdictions that allege substantially the same claims. All 21 pending lawsuits (plus the three cases naming only BellSouth and/or AT&T Mobility) have been consolidated under the jurisdiction of the U.S. District Court for the Northern District of California, before the judge presiding over the Hepting case. To date, a small number of plaintiffs have objected to this consolidation and their objections are pending before the joint panel on multidistrict litigation. In one of these 21 cases, Terkel v. AT&T Corp. and Illinois Bell (filed with the U.S. District Court for the Northern District of Illinois), a purported class action filed on behalf of defendants’ Illinois customers, the court, on July 25, 2006, dismissed the case, acknowledging that the U.S. government’s state secrets privilege prohibited the plaintiffs’ case from proceeding. The Terkel case

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

involved allegations that the defendants supplied the U.S. government with calling records data in violation of the Electronic Communications Privacy Act but did not allege interception of communications.

Late in the first quarter of 2007, the Hepting District Court stayed the actions against the AT&T entities, including BellSouth and AT&T Mobility, while the Hepting appeal before the U.S. Court of Appeals for the Ninth Circuit is pending.

Management believes these actions are without merit and intends to vigorously defend these matters.

ACCOUNTING POLICIES AND STANDARDS

FIN 48 In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 changes the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. We adopted FIN 48 in the first quarter of 2007. At adoption, we reclassified $6,225 from our “Deferred income taxes” for unrecognized tax benefits, of which $6,100 was included in “Other noncurrent liabilities” and $175 was included in “Accrued taxes” on our Consolidated Balance Sheets and the remaining $50 was recorded as a reduction to the beginning of year retained earnings (see Note 1). Due to the uncertainty regarding the timing of future cash outflows associated with our noncurrent FIN 48 liabilities, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

EITF 06-3 In June 2006, the Emerging Issues Task Force (EITF) ratified the consensus on EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). EITF 06-3 provides that taxes imposed by a governmental authority on a revenue producing transaction between a seller and a customer should be shown in the income statement on either a gross or a net basis, based on the seller’s accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion No. 22, “Disclosure of Accounting Policies.” Amounts that are allowed to be charged to customers as an offset to taxes owed by a company are not considered taxes collected and remitted. If government-imposed taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. Our policy is to account for taxes collected from customers on a net basis.

FAS 159 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value, providing the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,364 in cash and cash equivalents available at March 31, 2007. Cash and cash equivalents included cash of $1,127, money market funds of $537 and other cash equivalents of $700. Cash and cash equivalents declined $54 since December 31, 2006. In the first quarter, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt, net cash received from the sale of marketable securities and dispositions of non-strategic real estate and other assets. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, repurchase of treasury shares, dividends to stockholders and the repayment of debt and payment of interest on debt. We discuss many of these factors in detail below.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cash Provided by or Used in Operating Activities

In the first quarter of 2007, cash provided by operating activities was $4,613 compared to $2,458 in the first quarter of 2006. Operating cash flows increased primarily due to an increase in net income of $1,403 and additional cash provided by the BellSouth acquisition, partially offset by increased tax and interest payments of $586.

Cash Used in or Provided by Investing Activities

In the first quarter of 2007, cash used in investing activities consisted primarily of $3,338 for capital expenditures and $213 for acquisitions and investments. Included in acquisitions was a payment of $145 to satisfy an obligation to Alaska Native Wireless, LLC to acquire wireless spectrum. Cash provided by investing activities was $749 and consisted primarily of proceeds of $533 from the sale of marketable and equity securities and $216 from dispositions of non-strategic assets and other activities.

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Capital expenditures in the wireline segment, which represented approximately 84% of our capital expenditures, increased 57.5% in the first quarter of 2007, reflecting the acquisition of BellSouth and the consolidation of AT&T Mobility. Our capital expenditures are primarily for our wireline subsidiaries’ networks, our U-verse TV services, merger-integration projects and support systems for our long-distance service. Because of opportunities made available by the continued changing regulatory environment and our acquisitions of ATTC and BellSouth, we expect that our capital expenditures for 2007 and 2008, which include wireless network expansion and U-verse TV services, will be in the mid-teens as a percentage of consolidated revenue. We expect to fund 2007 capital expenditures for our wireline and wireless segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions.

In the first quarter of 2007, we spent $481 in the wireless segment primarily for GSM/EDGE (Enhanced Data Rates for Global Evolution) network capacity expansion and upgrades, IT and other support systems for our wireless service. The upgrade and expansion of our wireless networks will continue to require substantial amounts of capital over the next several years, although we expect these spending levels to decline since we have completed a substantial portion of our capital expenditures for our UMTS/HSDPA upgrade and the integration of our California network. Our wireless capital expenditures for 2007 should be in the lower double-digit range as a percent of our wireless revenues for the integration and expansion of our networks and the installation of UMTS/HSDPA technology in a number of markets. We expect spending on UMTS/HSDPA network expansion and upgrades to increase in the second half of 2007.

We expect spending to be between $4,000 to $4,500 on our U-verse TV services for network-related deployment costs and capital expenditures from 2007 through 2008, as well as additional customer activation capital expenditures. We expect that the business opportunities made available, specifically in the data/broadband area, will allow us to expand our products and services (see “U-verse Services” discussed in “Other Business Matters”).

The other segment capital expenditures were less than 2.0% of total capital expenditures in the first quarter of 2007. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations; as well as corporate, diversified business and Sterling operations, which we expect to fund using cash from operations. We expect to fund any advertising & publishing segment capital expenditures using cash from operations.

Cash Used in or Provided by Financing Activities

We plan to fund our 2007 financing activities through a combination of debt issuances and cash from operations. Our financing activities include funding share repurchases and the repayment of debt.

At March 31, 2007, we had $7,119 of debt maturing within one year, which included $4,775 of long-term debt maturities, $2,288 of commercial paper borrowings and $56 of other borrowings. All of our commercial paper borrowings are due within 90 days. The availability of bank

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

borrowings is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first quarter of 2007, we received net proceeds of $5,924 from the issuance of $5,999 in long-term debt. Parts of the proceeds were used for repurchases of our common stock. Long-term debt issuances consisted of:

•	€1.25 billion of 4.375% notes due in 2013 (equivalent to U.S. $1,641).
•	$1,500 of floating-rate notes due in 2010.
•	$1,200 of 6.375% notes due in 2056.
•	£600 million of 5.5% notes due in 2027 (equivalent to U.S. $1,158).
•	$500 of 5.625% notes due in 2016.

We entered into fixed to fixed cross currency swaps on our two foreign-currency-denominated debt instruments to hedge our exposure to changes in foreign currency exchange rates. These hedges also include interest rate swaps of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate, which results in a U.S.-denominated rate of 5.31% on our Euro-denominated notes and 5.97% on our Pound Sterling-denominated notes.

In the first quarter of 2007, debt repayments totaled $3,216 and consisted of:

•	$2,989 related to repayments of commercial paper and other bank borrowings.
•	$215 related to debt repayments with interest rates ranging from 7.0% to 7.75%.
•	$12 related to scheduled principal payments on other debt and repayments of other borrowings.

At March 31, 2007, our debt ratio was 35.4% compared to 36.4% at March 31, 2006. Our debt ratio at March 31, 2007, reflects an increase in stockholder’s equity of nearly $59,000 due to our acquisition of BellSouth in the fourth quarter of 2006, partially offset by the adoption of FAS 158, dividend payments and share repurchases. The increase in stockholder’s equity was partially offset by BellSouth and AT&T Mobility debt we now reflect on our balance sheet following the acquisition, as well as debt issuances during the first quarter of 2007. Our debt ratio at December 31, 2006 was 34.1%. The increase in the debt ratio from year-end is due to a net increase in long-term debt and a decline in stockholders’ equity due to share repurchases and dividend payments.

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000 provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At March 31, 2007, we had no borrowings outstanding under this agreement.

Our Board of Directors has authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. We expect to complete our previously announced plan to repurchase $10,000 of our common stock in the third quarter of 2007. In the first quarter of 2007, we repurchased 80.8 million shares at a cost of $3,005. Total share repurchases under this plan through the first quarter of 2007 have totaled 165 million shares at a cost of $5,700. We have repurchased, and intend to continue to repurchase, shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our additional share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments. See our “Issuer Equity Repurchases” table for information on share repurchases during the first quarter of 2007.

AT&T INC.

MARCH 31, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

We paid dividends of $2,218 in the first quarter of 2007 and $1,289 in the first quarter of 2006, reflecting the issuance of additional shares for the BellSouth acquisition and a dividend increase. In December 2006, our Board of Directors approved a 6.8% increase in the quarterly dividend to $0.355 per share. Dividends declared by our Board of Directors totaled $0.355 per share in the first quarter of 2007 and $0.3325 per share in the first quarter of 2006. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

In the first quarter, we paid $47 to terminate an interest rate swap with a notional amount of $1,800 acquired as a result of our acquisition of BellSouth. Additionally, we paid $37 to minority interest holders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2007, we had interest rate swaps with a notional value of $3,250 and a fair value liability of $19.

In March 2007, we entered into fixed to fixed cross currency swaps on foreign-currency-denominated debt instruments with a United States Dollar notional value of $2,799 to hedge our exposure to changes in foreign currency exchange rates. These hedges include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $28 at March 31, 2007.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2007.

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the “Risk Factors” section of our Form 10-K. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

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

AT&T INC.

MARCH 31, 2007

•

The final outcome of Federal Communications Commission proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, unbundled loop and transport elements and wireless services.

•

The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, UNE-Ps and resale and wholesale rates, broadband deployment including our U-verse services, performance measurement plans, service standards and traffic compensation.

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

•

The timing, extent and cost of deployment of our U-verse services (our Lightspeed initiative); the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

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

MARCH 31, 2007

PART II - OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2007, there were no such material developments.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)

During the first quarter of 2007, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her: (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Also under the plan, each Director will receive an annual grant of DSUs during the first quarter. In the first quarter an aggregate of 12,071 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $36.80 to $39.43, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)

On March 4, 2006, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. We expect to complete our previously announced plan to repurchase $10,000 of our common stock in the third quarter of 2007. In the first quarter of 2007, we repurchased 80.8 million shares at a cost of $3,005. Total share repurchases under this plan through the first quarter of 2007 have totaled 165 million shares of stock at a cost of $5,700. We have repurchased, and intend to continue to repurchase, shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2007	1,825,000	$ 36.27	1,825,000	314,007,116
February 1, 2007 – February 28, 2007	34,633,333	$ 37.29	34,633,333	279,373,783
March 1, 2007 – March 30, 2007	44,325,000	$ 37.14	44,325,000	235,048,783
Total	80,783,333	$ 37.18	80,783,333	235,048,783

1Average Price Paid per Share excludes transaction costs.

We repurchased 27.4 million shares at an average per share price of $39.23 under our share repurchase program between April 2, 2007 and May 2, 2007.

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

AT&T Inc.

May 4, 2007	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President

and Chief Financial Office