Form 10-Q
period 2007-06-30
AT&T INC.
filed 2007-08-03
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number:  (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X]   Accelerated filer [   ]   Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

At July 25, 2007, common shares outstanding were 6,098,970,990.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues
Voice	$10,378	$8,509	$20,833	$17,124
Data	5,746	4,534	11,401	9,035
Wireless service	9,513	8	18,583	16
Directory	1,155	909	2,177	1,810
Other	2,686	1,810	5,453	3,541
Total operating revenues	29,478	15,770	58,447	31,526
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	11,478	7,163	22,730	14,527
Selling, general and administrative	7,640	3,517	15,077	7,226
Depreciation and amortization	5,416	2,486	11,032	4,978
Total operating expenses	24,534	13,166	48,839	26,731
Operating Income	4,944	2,604	9,608	4,795
Other Income (Expense)
Interest expense	(879)	(472)	(1,752)	(936)
Interest income	39	95	74	180
Equity in net income of affiliates	210	455	383	789
Other income (expense) – net	88	15	557	26
Total other income (expense)	(542)	93	(738)	59
Income Before Income Taxes	4,402	2,697	8,870	4,854
Income taxes	1,498	889	3,118	1,601
Net Income	$2,904	$1,808	$5,752	$3,253
Earnings Per Common Share:
Net Income	$0.47	$0.47	$0.93	$0.84
Earnings Per Common Share - Assuming Dilution:
Net Income	$0.47	$0.46	$0.92	$0.83
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	6,145	3,886	6,184	3,884
Dividends Declared Per Common Share	$0.3550	$0.3325	$0.7100	$0.6650
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2007	2006
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,570	$2,418
Accounts receivable – net of allowances for
uncollectibles of $1,371 and $1,276	15,368	16,194
Prepaid expenses	1,743	1,477
Deferred income taxes	2,360	3,034
Other current assets	2,352	2,430
Total current assets	24,393	25,553
Property, plant and equipment	203,845	202,149
Less: accumulated depreciation and amortization	109,790	107,553
Property, Plant and Equipment – Net	94,055	94,596
Goodwill	67,072	67,657
Licenses	35,370	34,252
Customer Lists and Relationships – Net	16,683	18,922
Other Intangible Assets – Net	6,064	6,566
Investments in Equity Affiliates	2,342	1,995
Postemployment Benefit	14,519	14,228
Other Assets	6,848	6,865
Total Assets	$267,346	$270,634

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,701	$9,733
Accounts payable and accrued liabilities	19,171	22,106
Advanced billing and customer deposits	3,567	3,402
Accrued taxes	5,932	3,026
Dividends payable	2,168	2,215
Total current liabilities	38,539	40,482
Long-Term Debt	53,970	50,063
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	20,475	27,406
Postemployment benefit obligation	28,609	28,901
Unamortized investment tax credits	166	181
Other noncurrent liabilities	13,926	8,061
Total deferred credits and other noncurrent liabilities	63,176	64,549

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,277	91,352
Retained earnings	31,706	30,375
Treasury shares (at cost)	(12,751)	(7,368)
Accumulated other comprehensive income	(5,066)	(5,314)
Total stockholders’ equity	111,661	115,540
Total Liabilities and Stockholders’ Equity	$267,346	$270,634
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Six months ended
	June 30,
	2007	2006
Operating Activities
Net income	$5,752	$3,253
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,032	4,978
Undistributed earnings from investments in equity affiliates	(344)	(752)
Provision for uncollectible accounts	738	320
Amortization of investment tax credits	(15)	(14)
Deferred income tax (benefit) expense	(546)	65
Net gain on sales of investments	(64)	(10)
Gain on license exchange	(409)	-
Changes in operating assets and liabilities:
Accounts receivable	87	545
Other current assets	(665)	(84)
Accounts payable and accrued liabilities	(287)	(1,376)
Stock-based compensation tax benefit	(107)	(5)
Other - net	(171)	233
Total adjustments	9,249	3,900
Net Cash Provided by Operating Activities	15,001	7,153
Investing Activities
Construction and capital expenditures	(7,460)	(4,042)
Net investments in affiliates	-	(717)
Dispositions	520	55
Acquisitions, net of cash acquired	(221)	(115)
Proceeds from sale of marketable securities	471	-
Proceeds from sale of debt and equity securities	227	-
Investments in debt and equity securities	(189)	-
Other	17	7
Net Cash Used in Investing Activities	(6,635)	(4,812)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(1,993)	1,020
Issuance of long-term debt	5,924	1,491
Repayment of long-term debt	(2,065)	(2,540)
Purchase of treasury shares	(6,904)	(148)
Issuance of treasury shares	1,252	236
Dividends paid	(4,414)	(2,581)
Stock-based compensation tax benefit	107	5
Other	(121)	49
Net Cash Used in Financing Activities	(8,214)	(2,468)
Net increase (decrease) in cash and cash equivalents	152	(127)
Cash and cash equivalents beginning of year	2,418	1,224
Cash and Cash Equivalents End of Period	$2,570	$1,097

Cash paid during the six months ended June 30 for:
Interest	$1,571	$1,015
Income taxes, net of refunds	$1,484	$979

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Six months ended
	June 30, 2007
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,352
Issuance of shares		(80)
Stock based compensation		5
Balance at end of period		$91,277

Retained Earnings
Balance at beginning of year		$30,375
Net income ($0.92 per diluted share)		5,752
Dividends to stockholders ($0.71 per share)		(4,368)
Adoption of FIN 48		(50)
Other		(3)
Balance at end of period		$31,706

Treasury Shares
Balance at beginning of year	(256)	$(7,368)
Purchase of shares	(179)	(6,904)
Issuance of shares	47	1,521
Balance at end of period	(388)	$(12,751)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(5,314)
Purchase accounting adjustment to apply FAS 158, net of tax		46
Other comprehensive income (loss) (see Note 3)		202
Balance at end of period		$(5,066)
See Notes to Consolidated Financial Statements.

   AT&T INC.
   JUNE 30, 2007

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
    Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Form 10-Q(s) for interim periods.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally providing wireless and wireline communications services and equipment, managed networking, wholesale services and directory advertising and publishing services.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Prior to the closing of the BellSouth Corporation (BellSouth) acquisition on December 29, 2006, we accounted for our joint ventures with BellSouth under the equity method since we shared control equally. Thus, for 2006 we recorded as equity income our proportionate share of economic ownership in these joint ventures, namely, 60% of AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC and 66% of YELLOWPAGES.COM (YPC). AT&T Mobility and YPC became wholly-owned subsidiaries of AT&T on December 29, 2006. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end.

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

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At June 30, 2007, we had severance accruals of $225, of which $209 were established as merger-related severance accruals. At December 31, 2006, we had severance accruals of $263.

New Accounting Standards
FIN 48 We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. As required by FIN 48, we reclassified deferred income tax liabilities of $6,225 from our “Deferred income taxes” for unrecognized tax benefits, of which $6,100 was included in “Other noncurrent liabilities” and $175 was included in “Accrued taxes” on our Consolidated Balance Sheets and the remaining $50 was recorded as a reduction to the beginning of year retained earnings to reflect the cumulative effect of adoption of FIN 48. In May 2007, the FASB issued further guidance on whether a tax position is effectively settled, the adoption of which did not have a material impact.

   AT&T INC.
   JUNE 30, 2007

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

The total amount of unrecognized tax benefits including interest and penalties at January 1, 2007 was $6,275. Of this total, $1,913 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect income tax expense in future periods. The $1,913 reflects the liabilities for unrecognized tax benefits net of related deferred tax assets. During the second quarter, we reduced our unrecognized tax benefits by $84 related primarily to payments and the favorable resolution of a contested interest assessment partially offset by interest accruals and current period unrecognized tax benefits. The total amount of unrecognized tax benefits including interest and penalties at June 30, 2007 was $6,181, of which $5,651 was included in “Other noncurrent liabilities” and $530 was included in “Accrued taxes” on our Consolidated Balance Sheets. Of the June 30, 2007 balance, $1,861 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect income tax expense in future periods. This amount is net of related deferred tax assets.

We record interest and penalties related to federal, state and foreign unrecognized tax benefits in income tax expense. Accrued interest and penalties included in unrecognized tax benefits were $1,380 and $1,450 as of January 1, 2007 and June 30, 2007, respectively.

It is reasonably possible that the total amount of unrecognized tax benefits may be reduced within the next 12 months as a result of ongoing discussions we are having with the Internal Revenue Service (IRS) under their “Expedited Resolution of Uncertain Tax Positions Initiative.” In these discussions we expect to settle an issue related to capital losses claimed on our 2002 tax return, which may impact our income tax expense. We are not able to determine the amount at this time.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our income tax returns are regularly audited and reviewed by the IRS as well as state and foreign taxing authorities.

The IRS has completed field examinations of AT&T’s tax returns and all audit periods prior to 1997 are closed for federal purposes. We were unable to reach agreement with the IRS on one issue in the 1997-1999 audit and as a result, during the first quarter of 2007, we filed a refund suit in U.S. District Court. We do not expect to resolve this dispute in the next twelve months. During 2006, the IRS completed its field examination of the 2000-2002 tax returns for AT&T. As some issues were not resolved, the case has been forwarded to the IRS Appeals Division (Appeals), and settlement meetings with Appeals will begin during 2007. We do not expect resolution of this cycle during 2007. Additionally, during 2006, the IRS began its field examination of the AT&T 2003-2005 tax returns and we do not expect the IRS to complete this examination during 2007. We do not expect resolution of these audit cycles to have a material adverse impact.

The IRS has completed the examination of all acquired entity tax returns through 2003 (AT&T Corp. (ATTC) through 2004) and, with the exception of BellSouth, all years through 2001 are closed. Appeals has issued BellSouth an assessment for years 1999-2001, which was paid during the second quarter and we are reviewing our options with this case. We expect to continue to progress through the normal audit and appeals process for all entities during 2007, but we do not expect the resolution of these items to have a material adverse impact.

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

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

EITF 06-11 In June 2007, the EITF ratified the consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 provides that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for nonvested equity-classified share-based awards and equity-classified outstanding share options should be recognized as an increase to additional paid-in capital rather than a reduction of income tax expense. EITF 06-11 applies prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal periods beginning after December 15, 2007. We are currently evaluating the impact EITF 06-11 will have on our financial position and results of operations.

NOTE 2. ACQUISITIONS, DISPOSITIONS, VALUATION AND OTHER ADJUSTMENTS

Acquisitions
BellSouth Corporation In December 2006, we acquired BellSouth in a transaction accounted for under  Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), issuing 2.4 billion shares. BellSouth was the leading communications service provider in the southeastern U.S., providing wireline communications services, including local exchange, network access, long-distance services and Internet services to substantial portions of the population across nine states. BellSouth also provided long-distance services to enterprise customers throughout the country.

We and BellSouth jointly owned AT&T Mobility and the Internet-based publisher YPC. In the AT&T Mobility joint venture, we held a 60% economic interest and BellSouth held a 40% economic interest and in the YPC joint venture, we held a 66% economic interest and BellSouth held a 34% economic interest. For each joint venture, control was shared equally. We and BellSouth each accounted for the joint ventures under the equity method of accounting, recording the proportional share of AT&T Mobility’s and YPC’s income as equity in net income of affiliates on the respective consolidated statements of income and reporting the ownership percentage of AT&T Mobility’s net assets as “Investments in and Advances to AT&T Mobility” and the ownership percentage of YPC’s net assets as “Investments in Equity Affiliates” on the respective consolidated balance sheets. After the BellSouth acquisition, BellSouth, AT&T Mobility and YPC became wholly-owned subsidiaries of AT&T, and the operational results of these companies have been included in our consolidated financial statements since the December 29, 2006 acquisition date.

Under the purchase method of accounting, the transaction was valued, for accounting purposes, at approximately $66,800. The assets and liabilities of BellSouth and AT&T Mobility have been preliminarily appraised, based on third-party valuations, for inclusion in the balance sheet, adjusting 100% of BellSouth’s and 40% of AT&T Mobility’s values. Long-lived assets such as property, plant and equipment reflect a value of replacing the assets, which takes into account changes in technology, usage, and relative obsolescence and depreciation of the assets, sometimes referred to as a “Greenfield approach.” This approach often results in differences, sometimes material, from recorded book values even if, absent the acquisition, the assets would not be impaired. In addition, assets and liabilities that would not normally be recorded in ordinary operations (i.e. customer relationships) will be recorded at their acquisition values. Debt instruments and investments are valued in relation to current market conditions and other assets and liabilities are valued based on the acquiring company’s estimates. After all values have been assigned to assets and liabilities, the remainder of the purchase price is recorded as goodwill. These values are subject to adjustment for one year after the close of the transaction as additional information is obtained, and those adjustments could be material.

   AT&T INC.
   JUNE 30, 2007

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
    Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the BellSouth assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first six months of 2007.

	BellSouth Purchase Price Allocation
	As of		As of
	12/31/06	Adjustments	6/30/07
Assets acquired
Current assets	$4,875	$(252)	$4,623
Property, plant and equipment	18,498	397	18,895
Intangible assets not subject to amortization:
Trademark/name	330	-	330
Licenses	214	100	314
Intangible assets subject to amortization:
Customer lists and relationships	9,230	145	9,375
Patents	100	-	100
Trademark/name	211	-	211
Investments in AT&T Mobility	32,759	-	32,759
Other investments	2,446	(3)	2,443
Other assets	11,211	(97)	11,114
Goodwill	26,467	(178)	26,289
Total assets acquired	106,341	112	106,453

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,288	53	5,341
Long-term debt	15,628	(4)	15,624
Deferred income taxes	10,318	(22)	10,296
Postemployment benefit obligation	7,086	(70)	7,016
Other noncurrent liabilities	1,223	134	1,357
Total liabilities assumed	39,543	91	39,634
Net assets acquired	$66,798	$21	$66,819

Adjustments were primarily related to finalization of participant count estimates used in the opening balance sheet valuation for the pension and postretirement plans, a gain on a contingency related to an insurance claim recovery for Hurricane Katrina damages, tax impacts related to AT&T Mobility’s purchase accounting adjustments, the valuation of certain licenses and a decrease in the estimate of relative obsolescence of property, plant and equipment resulting in an increase in value and longer average remaining economic life. Deferred tax adjustments are associated with the above-mentioned items.

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

BellSouth’s 40% economic ownership of AT&T Mobility has been recorded above as “Investment in AT&T Mobility,” and has been eliminated in our Consolidated Balance Sheets. We have recorded the consolidation of AT&T Mobility as a step acquisition, retaining 60% of AT&T Mobility’s prior book value and adjusting the remaining 40% to fair value. The following table summarizes the preliminary estimated fair values (40%) and historical book values (60%) of the AT&T Mobility assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first six months of 2007.

	Fair Value Adjustments AT&T Mobility
	As of		As of
	12/31/06	Adjustments	6/30/07
Assets acquired
Current assets	$6,988	$3	$6,991
Property, plant and equipment	19,687	(392)	19,295
Intangible assets not subject to amortization:
Licenses	33,979	561	34,540
Intangible assets subject to amortization:
Customer lists and relationships	7,583	479	8,062
Trademark/names	343	(127)	216
Other	176	(44)	132
Other assets	1,086	2	1,088
Goodwill	27,429	(206)	27,223
Total assets acquired	97,271	276	97,547

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	7,014	278	7,292
Intercompany debt	9,043	-	9,043
Long-term debt	12,559	-	12,559
Deferred income taxes	5,459	37	5,496
Postemployment benefit obligation	301	93	394
Other noncurrent liabilities	2,007	(88)	1,919
Total liabilities assumed	36,383	320	36,703
Net assets acquired	$60,888	$(44)	$60,844

Adjustments were primarily related to valuation estimates that, due to the proximity of the merger to year-end, were based on data from periods prior to the close of the December 29, 2006 acquisition. Using the December 29, 2006 data, purchase price allocations decreased the opening balance sheet values of property, plant and equipment, trademark/names and other intangibles, offset by an increased value of licenses and customer lists and relationships acquired. Deferred tax adjustments are associated with the above-mentioned items.

We continue to evaluate the overall integration and operation of our networks resulting from the acquisition. This may result in additional revisions during the purchase price allocation period and adjustments could be material.

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

Valuation and Other Adjustments
As ATTC and BellSouth stock options that were converted at the time of the respective mergers are exercised, the tax effect on those options may further reduce goodwill. As of June 30, 2007, we had recorded $6 in related goodwill reductions for ATTC and $23 for BellSouth.

Included in the current liabilities reported on our Consolidated Balance Sheet are accruals established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of ATTC and BellSouth.

Included in the liabilities assumed for the December 2006 acquisition of BellSouth was accrued severance of $535 for BellSouth employees and $44 for AT&T Mobility employees, all of which will be paid from company cash. In addition to the severance accruals, we also maintained the accruals that were established by AT&T Mobility associated with their acquisition of AT&T Wireless, Inc. (AWE). The AWE-related accruals are for plans affecting the integration of retail stores, administrative space and networks acquired in AT&T Mobility’s acquisition of AWE. During the second quarter of 2007, we recorded additional accruals for lease terminations and equipment removal costs at AT&T Mobility. We will continue to evaluate these accruals through the end of the allocation period.

Following is a summary of the accruals recorded at December 31, 2006, cash payments made during the first six months of 2007 and the purchase accounting adjustments thereto, for the acquisitions of ATTC and BellSouth.

	12/31/06	Cash	Additional		6/30/07
	Balance	Payments	Accruals	Adj.	Balance
Severance accruals paid from:
Company funds	$986	$(267)	$18	$(57)	$680
Pension and postemployment benefit plans	183	(26)	-	-	157
Lease terminations	146	(42)	156	(2)	258
Equipment removal and other related costs	117	(96)	97	(2)	116
Total	$1,432	$(431)	$271	$(61)	$1,211

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

    NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2007 and 2006 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies, and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,904	$1,808	$5,752	$3,253
Other comprehensive income, net of tax:
Foreign currency translation adjustment	44	(25)	18	(45)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	68	7	149	34
Reclassification adjustment for gains realized in net income	(40)	(2)	(40)	(8)
Net unrealized gains on cash flow hedges: Unrealized gains (losses)	(13)	2	(36)	2
Reclassification adjustment for losses realized in net income	4	4	8	8
Defined benefit postretirement plans:
Amortization of net actuarial loss included in net income	91	-	175	-
Amortization of prior service benefit included in net income	(35)	-	(71)	-
Other	1	-	(1)	1
Other comprehensive income (loss)	120	(14)	202	(8)
Total Comprehensive Income	$3,024	$1,794	$5,954	$3,245

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

    NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and six months ended June 30, 2007 and 2006 are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$2,904	$1,808	$5,752	$3,253
Dilutive potential common shares:
Other stock-based compensation	2	1	4	3
Numerator for diluted earnings per share	$2,906	$1,809	$5,756	$3,256
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	6,145	3,886	6,184	3,884
Dilutive potential common shares:
Stock options	26	2	24	2
Other stock-based compensation	24	17	22	17
Denominator for diluted earnings per share	6,195	3,905	6,230	3,903
Basic earnings per share
Net income	$0.47	$0.47	$0.93	$0.84
Diluted earnings per share
Net income	$0.47	$0.46	$0.92	$0.83

At June 30, 2007, we had issued and outstanding options to purchase approximately 261 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 95 million shares in the second quarter and 113 million for the first six months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At June 30, 2007, the exercise prices of 166 million share options were below market price.

At June 30, 2006, we had issued and outstanding options to purchase 247 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 217 million shares in the second quarter and 224 million for the first six months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

        AT&T INC.
        JUNE 30, 2007

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

The wireless segment provides voice, data and other wireless communications services, and includes 100% of the results of AT&T Mobility, which was our wireless joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In 2006, although we analyzed AT&T Mobility’s revenues and expenses under the wireless segment, we eliminated the wireless segment in our consolidated financial statements. In our 2006 consolidated financial statements we reported our 60% proportionate share of AT&T Mobility’s results as equity in net income of affiliates.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YPC, which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. For segment reporting disclosure, we have carried forward the deferred revenue and deferred cost balances for BellSouth at the acquisition date in order to reflect how the segment is managed. This is different for consolidated reporting purposes as under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date, are not recognized and therefore were not included in the opening balance sheet. For management reporting purposes, we continue to amortize these balances over the life of the directory. Thus, our advertising & publishing segment results include revenue of $306 in the second quarter and $715 for the first six months and expenses of $119 in the second quarter and $227 for the first six months of 2007, related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth. These amounts are eliminated in the consolidations and eliminations column in the reconciliation below.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Prior to December 29, 2006, this segment also included our results from AT&T Mobility as equity in net income of affiliates, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Wireless, Advertising & Publishing and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising and publishing revenue and expenses in 2007 related to directories published in the Southeast region during 2006, mentioned previously. In 2006, since our 60% share of the results from AT&T Mobility is already included in the Other column, the Wireless Elimination column removes the non-consolidated results shown in the wireless segment.

   AT&T INC.
   JUNE 30, 2007

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

For the three months ended June 30, 2007
			Advertising &		Consolidation	Consolidated
	Wireline	Wireless	Publishing	Other	and Elimination	Results
Revenues from external customers	$17,478	$10,368	$1,461	$477	$(306)	$29,478
Intersegment revenues	515	27	17	81	(640)	-
Total segment operating revenues	17,993	10,395	1,478	558	(946)	29,478
Operations and support expenses	11,582	6,981	792	520	(757)	19,118
Depreciation and amortization expenses	3,300	1,810	263	44	(1)	5,416
Total segment operating expenses	14,882	8,791	1,055	564	(758)	24,534
Segment operating income	3,111	1,604	423	(6)	(188)	4,944
Interest expense	-	-	-	-	879	879
Interest income	-	-	-	-	39	39
Equity in net income (loss) of affiliates [1]	-	(50)	-	202	58	210
Other income (expense) – net	-	-	-	-	88	88
Segment income before income taxes	$3,111	$1,554	$423	$196	$(882)	$4,402
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

At June 30, 2007 or for the six months ended
			Advertising &		Consolidation	Consolidated
	Wireline	Wireless	Publishing	Other	and Elimination	Results
Revenues from external customers	$34,954	$20,343	$2,892	$973	$(715)	$58,447
Intersegment revenues	1,025	49	29	129	(1,232)	-
Total segment operating revenues	35,979	20,392	2,921	1,102	(1,947)	58,447
Operations and support expenses	23,233	13,564	1,526	941	(1,457)	37,807
Depreciation and amortization expenses	6,740	3,701	505	87	(1)	11,032
Total segment operating expenses	29,973	17,265	2,031	1,028	(1,458)	48,839
Segment operating income	6,006	3,127	890	74	(489)	9,608
Interest expense	-	-	-	-	1,752	1,752
Interest income	-	-	-	-	74	74
Equity in net income (loss) of affiliates [1]	-	(91)	-	374	100	383
Other income (expense) – net	-	-	-	-	557	557
Segment income before income taxes	$6,006	$3,036	$890	$448	$(1,510)	$8,870

Segment Assets	$226,215	$96,128	$9,133	$165,628	$(229,758)	$267,346
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

   AT&T INC.
   JUNE 30, 2007

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
   Dollars in millions except per share amounts

For the three months ended June 30, 2006
			Advertising &		Consolidation	Wireless	Consolidated
	Wireline	Wireless	Publishing	Other	and Elimination	Elimination	Results
Revenues from external customers	$14,435	$9,225	$909	$418	$-	$(9,217)	$15,770
Intersegment revenues	1	-	9	37	(47)	-	-
Total segment operating revenues	14,436	9,225	918	455	(47)	(9,217)	15,770
Operations and support expenses	9,984	6,603	428	314	(46)	(6,603)	10,680
Depreciation and amortization expenses	2,438	1,605	-	42	(2)	(1,597)	2,486
Total segment operating expenses	12,422	8,208	428	356	(48)	(8,200)	13,166
Segment operating income	2,014	1,017	490	99	1	(1,017)	2,604
Interest expense	-	-	-	-	472	-	472
Interest income	-	-	-	-	95	-	95
Equity in net income (loss) of affiliates [1]	-	(28)	(6)	446	-	43	455
Other income (expense) – net	-	-	-	-	15	-	15
Segment income before income taxes	$2,014	$989	$484	$545	$(361)	$(974)	$2,697
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

For the six months ended June 30, 2006
			Advertising &		Consolidation	Wireless	Consolidated
	Wireline	Wireless	Publishing	Other	and Elimination	Elimination	Results
Revenues from external customers	$28,856	$18,213	$1,809	$845	$-	$(18,197)	$31,526
Intersegment revenues	1	-	24	76	(101)	-	-
Total segment operating revenues	28,857	18,213	1,833	921	(101)	(18,197)	31,526
Operations and support expenses	20,325	13,096	867	661	(100)	(13,096)	21,753
Depreciation and amortization expenses	4,879	3,292	1	85	(2)	(3,277)	4,978
Total segment operating expenses	25,204	16,388	868	746	(102)	(16,373)	26,731
Segment operating income	3,653	1,825	965	175	1	(1,824)	4,795
Interest expense	-	-	-	-	936	-	936
Interest income	-	-	-	-	180	-	180
Equity in net income (loss) of affiliates [1]	-	(63)	(11)	777	1	85	789
Other income (expense) – net	-	-	-	-	26	-	26
Segment income before income taxes	$3,653	$1,762	$954	$952	$(728)	$(1,739)	$4,854
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

   AT&T INC.
   JUNE 30, 2007

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accordance with GAAP, combined pension and postretirement cost for 2007 includes costs for BellSouth and AT&T Mobility emplyees, whereas 2006 does not.  In the following table, gains are denoted with parentheses and losses are not.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension cost:
Service cost – benefits earned during the period	$313	$265	$629	$525
Interest cost on projected benefit obligation	807	626	1,608	1,254
Expected return on assets	(1,367)	(993)	(2,734)	(1,984)
Amortization of prior service cost	39	38	71	75
Recognized actuarial loss	60	87	120	180
Net pension cost (benefit)	$(148)	$23	$(306)	$50

Postretirement benefit cost:
Service cost – benefits earned during the period	$127	$109	$254	$218
Interest cost on accumulated postretirement
benefit obligation	644	478	1,287	972
Expected return on assets	(337)	(233)	(674)	(467)
Amortization of prior service benefit	(91)	(89)	(180)	(179)
Recognized actuarial loss	74	109	148	235
Postretirement benefit cost	$417	$374	$835	$779

Combined net pension and postretirement cost	$269	$397	$529	$829

Our combined net pension and postretirement cost decreased $128 in the second quarter and $300 for the first six months of 2007. Net pension and postretirement costs in 2007 reflect the December 2006 acquisition of BellSouth, which, due to the funded status of the BellSouth pension plans, increased the pension assets on which we calculate our expected return on plan assets of 8.5% to a greater degree than the additional service and interest costs. Also contributing to the decreased combined pension and postretirement cost were changes in our actuarial assumptions, which included the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and recent favorable asset returns, which decreased the recognition of net losses.

In April 2007, we announced a one-time increase to certain retiree pension annuity payments, a weighted average increase of 2.9%. This pension adjustment is for pre-1996 retirees and increased our second quarter 2007 expense $7.

    AT&T INC.
    JUNE 30, 2007

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
    Dollars in millions except per share amounts

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $4 in the second quarter and $8 for the first six months of 2007 and $6 in the second quarter and $14 for the first six months of 2006.

We also provide senior- and middle-management retirees with nonqualified, unfunded supplemental retirement plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $49 in the second quarter and $96 for the first six months of 2007, of which $36 and $72 was interest cost, respectively. Net supplemental retirement pension benefits cost was $37 in the second quarter and $75 for the first six months of 2006, of which $27 and $54 was interest cost, respectively. Additionally, in the second quarter of 2007, we recorded charges of $21 due to accelerated benefit expenses and settlement charges related to retirements.

   AT&T INC.
   JUNE 30, 2007

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
   Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry, both domestically and internationally, providing wireless and wireline communications services and equipment, managed networking, wholesale services and directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  We completed our acquisition of BellSouth Corporation (BellSouth) on December 29, 2006. We thereby acquired BellSouth’s 40% economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100% ownership of AT&T Mobility. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for BellSouth and AT&T Mobility prior to our acquisition (i.e., all but the final two days of 2006) were not included in our 2006 operating results and are therefore not discussed. Accordingly, the following discussion of changes in our operating revenues and expenses is significantly affected by the BellSouth acquisition. Prior to the BellSouth acquisition, our 60% share of AT&T Mobility’s results was included in our net income and reported as equity in net income of affiliates. Our financial results in the second quarter and for the first six months of 2007 and 2006 are summarized as follows:

	Second Quarter			Six-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Operating revenues	$29,478	$15,770	86.9%	$58,447	$31,526	85.4%
Operating expenses	24,534	13,166	86.3	48,839	26,731	82.7
Operating income	4,944	2,604	89.9	9,608	4,795	-
Income before income taxes	4,402	2,697	63.2	8,870	4,854	82.7
Net Income	2,904	1,808	60.6	5,752	3,253	76.8

Overview
Operating income  Our operating income increased $2,340 in the second quarter and $4,813 for the first six months, reflecting the addition of BellSouth’s and AT&T Mobility’s operating results as noted above, and our second quarter operating income margin increased from 16.5% in 2006 to 16.8% in 2007 and for the first six months increased from 15.2% in 2006 to 16.4% in 2007. Operating income increased primarily due to expense reduction through operational improvements, merger synergies and the addition of the higher-margined wireline operations at BellSouth, partially offset by merger-related charges and the additional amortization expense on intangibles identified and recorded in connection with the BellSouth and AT&T Corp. (ATTC) acquisitions.

Our operating income was slightly offset by the continued decline of our retail access lines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenue should customers choose AT&T Mobility as their alternative provider.

Operating revenues  Our operating revenues increased $13,708, or 86.9%, in the second quarter and $26,921, or 85.4%, for the first six months primarily due to our acquisition of BellSouth and the resulting inclusion of BellSouth and AT&T Mobility revenues in our operating revenues. Also contributing to the operating revenue increase was continuing growth in data, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues. Wireless data growth at AT&T Mobility has also been strong and is expected to continue to contribute to overall revenue growth.

   AT&T INC.
   JUNE 30, 2007

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
   Dollars in millions except per share amounts

Operating expenses  Our operating expenses increased $11,368, or 86.3%, in the second quarter and $22,108, or 82.7%, for the first six months of 2007 primarily due to the above-mentioned acquisition of BellSouth. Operating expenses included merger integration costs of $320 in the second quarter and $565 for the first six months, and amortization expense on intangible assets identified at the time of either the BellSouth or the ATTC acquisitions of $1,567 in the second quarter and $3,242 for the first six months. We are amortizing these intangibles using the sum-of-the-months-digits method, which means that we will record higher expenses in earlier periods. Partially offsetting these increases were merger synergies of approximately $1,060 in the second quarter and $1,960 for the first six months (of which $250 and $630, respectively, were capital), reflecting progress with the integration of BellSouth, AT&T Mobility and ATTC, force reductions and other cost-reduction initiatives.

Interest expense increased $407, or 86.2%, in the second quarter and $816, or 87.2%, for the first six months of 2007. The increase was primarily due to higher average debt balances resulting from the inclusion of BellSouth and AT&T Mobility outstanding debt on our consolidated balance sheet.

Interest income decreased $56, or 58.9%, in the second quarter and $106, or 58.9%, for the first six months of 2007. The decrease in interest income was primarily due to AT&T Mobility becoming a wholly-owned subsidiary of AT&T following the BellSouth acquisition. Prior to the acquisition of BellSouth, we reported interest income from AT&T Mobility, which borrowed funds from us under a shareholder loan and revolving credit agreement; this change also will negatively affect the remaining quarters of 2007.

Equity in net income of affiliates decreased $245, or 53.8%, in the second quarter and $406, or 51.5%, for the first six months of 2007. The decrease is primarily a result of the change in accounting for AT&T Mobility to a wholly-owned subsidiary. Prior to the BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with our joint-venture partner, BellSouth. As a result of the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary of AT&T and is reported in our wireless segment and our Consolidated Statements of Income. This decrease was slightly offset by an increase in results in our investments in América Móvil S.A. de C.V. (América Móvil) and Teléfonos de México, S.A. de C.V. (Telmex).

Other income (expense) – net  We had other income of $88 in the second quarter and $557 for the first six months of 2007, as compared to other income of $15 in the second quarter and $26 for the first six months of 2006. Results in the second quarter of 2007 primarily included gains of $80 related to the sale of administrative buildings and other non-strategic assets and $64 for the sale of cost investments. These gains were partially offset by $59 in minority interest expenses.

Results for the first six months of 2007 primarily included gains of $409 related to a wireless spectrum license exchange, $165 for the sale of administrative buildings and other non-strategic assets and $64 for the sale of cost investments. These gains were partially offset by $100 in minority interest expenses. Results for the first six months of 2006 included a gain of $10 on the sale of shares of Covad Communications Group, Inc.

Income taxes increased $609, or 68.5%, in the second quarter and $1,517, or 94.8%, for the first six months of 2007. The increase in income taxes in the second quarter and for the first six months was primarily due to higher operating income in 2007 reflecting the addition of BellSouth’s and its share of AT&T Mobility’s operating results. Our effective tax rates were 34.0% in the second quarter of 2007 compared to 33.0% in the second quarter of 2006, and 35.2% for the first six months of 2007 compared to 33.0% for the first six months of 2006. The increase in our effective tax rates in 2007 was primarily due to the consolidation of AT&T Mobility and an increase in income before income taxes. The effective tax rate for the second quarter of 2007 reflects a benefit related primarily to the enactment of state income tax legislation and the favorable resolution of a contested interest assessment.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Selected Financial and Operating Data
(June 30, 2006 amounts do not include BellSouth)
	June 30,
	2007	2006
Debt ratio[1]	35.6%	35.5%
In-region network access lines in service (000)[2]	64,078	47,911
In-region wholesale lines (000)[2]	4,342	4,913
In-region broadband connections (000)[2,3]	13,261	7,775
In-region video connections (000)[2,4]	1,897	590
In-region consumer revenue connections (000)[5]	49,555	33,151
Number of AT&T employees	301,840	182,980
Wireless voice customers (000)[6]	63,673	57,308
1 See our “Liquidity and Capital Resources” section for discussion.
2 In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).
3 Broadband connections include DSL lines of 13,203 in 2007 and 7,774 in 2006, U-verse high-speed Internet access and satellite broadband.
4 Video connections include customers that have satellite service under our agency and resale agreements with EchoStar and DIRECTV of 1,846 in 2007 and 590 in 2006 and U-verse video connections.
5 Consumer revenue connections include retail access lines, broadband and video.
6 Amounts represent 100% of the wireless customers of AT&T Mobility.

Supplemental Information
To provide improved comparability versus previous results, below is a supplemental table providing pro forma consolidated operating revenues assuming the closing date for the BellSouth acquisition was January 1, 2005.

Supplemental Consolidated Operating Revenues Information
	Second Quarter			Six-Month Period
	Actual	Pro Forma	Percent	Actual	Pro Forma	Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Voice	$10,378	$10,996	(5.6)%	$20,833	$22,105	(5.8)%
Data	5,746	5,492	4.6	11,401	10,942	4.2
Wireless service	9,513	8,277	14.9	18,583	16,264	14.3
Directory	1,155	1,463	(21.1)	2,177	2,876	(24.3)
Other	2,686	2,976	(9.7)	5,453	5,917	(7.8)
Total Operating Revenues	$29,478	$29,204	0.9%	$58,447	$58,104	0.6%

The pro forma voice revenue decline is consistent with trends in recent quarters and is due to access line declines reflecting competition and substitution of alternative technologies, pricing pressures due to competition, anticipated shifts of traffic by major consolidated carriers to their own networks and a continuing decline in the number of ATTC’s mass-market customers, which represent consumer and small business.

Pro forma data growth was led by an increase in IP data revenues of 13.3% in the second quarter and 11.8% for the first six months of 2007, with strength in high speed Internet, managed Internet, Virtual Private Network (VPN) and hosting services. Data transport service revenues were up 1.2% in the second quarter and 1.7% for the first six months, and packet switched data revenues, which include frame relay and asynchronous transfer mode (ATM) services, were down 6.3% and 7.2%, respectively, consistent with industry trends and results of recent quarters.

Pro forma wireless service growth was driven by subscriber growth and strong increases in data usage, including increased messaging, browsing, downloads, media bundles and laptop and smart phone connectivity. Since we have historically discussed our wireless segment results on a basis that included 100% of AT&T Mobility results, a detailed wireless service revenue discussion can be found in our “Wireless segment results” section.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Pro forma directory results are lower in 2007 due to the purchase accounting treatment of directories delivered by BellSouth’s advertising and publishing businesses in the 12 months prior to the merger (see Note 5). In accordance with GAAP, the deferred revenues from these books were not included in the opening balance sheet and are therefore not included in the 2007 directory revenues. Had those deferred revenues been included in 2007, directory revenues would have been increased by $306 in the second quarter and $715 for the first six months.

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

The wireline segment provides both retail and wholesale landline communications services, including local and long-distance voice, switched access, IP and Internet access data, messaging services, managed networking to business customers, AT&T U-versesm TV services (U-verse) and satellite television services through our agency agreements with EchoStar Communications Corp. (Echostar or “AT&T | DISH Network” offering) and the DIRECTV Group, Inc. (DIRECTV).

The wireless segment provides voice, data and other wireless communications services, and reflects 100% of the results of AT&T Mobility, which was our wireless joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In our 2006 consolidated financial statements, we reported our 60% proportionate share of AT&T Mobility’s results as equity in net income of affiliates.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YELLOWPAGES.COM (YPC), which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In 2006, our portion of the results from YPC were recorded in this segment as equity in net income of affiliates. Our advertising & publishing segment results include revenue of $306 in the second quarter and $715 for the first six months and expenses of $119 in the second quarter and $227 for the first six months of 2007 related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth (see Note 5).

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

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Voice	$10,586	$8,509	24.4%	$21,263	$17,124	24.2%
Data	5,980	4,534	31.9	11,842	9,035	31.1
Other	1,427	1,393	2.4	2,874	2,698	6.5
Total Segment Operating Revenues	17,993	14,436	24.6	35,979	28,857	24.7
Segment operating expenses
Cost of sales	7,623	6,681	14.1	15,181	13,577	11.8
Selling, general and administrative	3,959	3,303	19.9	8,052	6,748	19.3
Depreciation and amortization	3,300	2,438	35.4	6,740	4,879	38.1
Total Segment Operating Expenses	14,882	12,422	19.8	29,973	25,204	18.9
Segment Income	$3,111	$2,014	54.5%	$6,006	$3,653	64.4%

Operating Income and Margin Trends
Our wireline segment operating income increased $1,097 in the second quarter and $2,353 for the first six months of 2007 reflecting the addition of BellSouth’s operating results. Our wireline segment operating income margin in the second quarter increased from 14.0% in 2006 to 17.3% in 2007, and for the first six months increased from 12.7% in 2006 to 16.7% in 2007. Operating income margin increased primarily due to lower expenses as a result of merger synergies and the addition of higher-margined operations of BellSouth, partially offset by merger-related charges and additional amortization expense on those intangibles identified at the time of our acquisitions of BellSouth and ATTC. Our operating income continued to be pressured by access line declines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ alternative technologies, such as wireless, VoIP and cable for voice and data. Our strategy is to offset these line losses by increasing non-access line-related revenues from customer connections for data, video and voice. For example, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Wireline Operating Results
All changes other than those specifically stated as being due to the BellSouth acquisition are related to pre-acquisition wireline operations.

Voice revenues increased $2,077, or 24.4%, in the second quarter and $4,139, or 24.2%, for the first six months of 2007 primarily due to the acquisition of BellSouth. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include any of our VoIP revenues, which are included in data revenues.

•
Local voice revenues increased $1,756, or 39.1%, in the second quarter and $3,580, or 40.0%, for the first six months of 2007 primarily due to the acquisition of BellSouth, which increased local voice revenues approximately $2,040 in the second quarter and $4,080 for the first six months. Local voice revenues also increased in the second quarter due to pricing increases for regional telephone service, custom calling features and inside wire maintenance agreements. These increases were partially offset in the second quarter by expected declines in revenues from ATTC’s mass-market customers to which no proactive marketing occurs. Local voice revenues were also negatively impacted by continued declines in customer demand and sales of calling features and inside wire agreements. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ alternative technology, and the disconnection of additional lines for DSL service and other reasons.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

•
Long-distance revenues increased $236, or 6.5%, in the second quarter and $364, or 4.9%, for the first six months of 2007 primarily due to the acquisition of BellSouth, which increased long-distance revenues approximately $520 and $1,020, respectively. Also contributing to the increases were continuing higher long-distance penetration levels in our original 13 states in the second quarter. These increases were primarily offset by a continuing decrease in demand for long-distance service, mostly due to an expected decline in ATTC’s mass-market customers, mentioned previously. Our long-distance revenue increase was also partially offset in the second quarter by competitive pricing for large-business customers and a decrease in demand for prepaid calling cards.

•
Local wholesale revenues increased $85, or 21.4%, in the second quarter and $195, or 24.5%, for the first six months of 2007 primarily due to the acquisition of BellSouth, which increased local wholesale revenues approximately $160 in the second quarter and $320 for the first six months. This increase was partially offset by lower demand for local wholesale services, primarily due to the decreased demand for Unbundled Network Element-Platform (UNE-P) lines provided to competitors. However, this decrease in demand for our UNE-P lines was partially offset by price increases as we entered into long-term contracts with our competitors, who represent a majority of our UNE-P line wholesale customers.

Data revenues increased $1,446, or 31.9%, in the second quarter and $2,807, or 31.1%, for the first six months of 2007. Data revenues accounted for approximately 33% of our wireline operating revenues in the second quarter and for the first six months of 2007 and 31% of wireline operating revenues in the second quarter and for the first six months of 2006. Data revenues include transport, IP and packet switched data services.

IP data revenues increased $762, or 48.0%, in the second quarter and $1,434, or 45.7%, for the first six months of 2007, primarily due to the acquisition of BellSouth, which increased IP data approximately $555 and $1,075, respectively. Included in IP data revenues are DSL, dedicated Internet access, VPN and other hosting services. VPN and dedicated Internet access services contributed to IP data growth in 2007 due to continued growth in the customer base and migration from other traditional circuit-based products.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multi-site businesses), increased $666, or 30.2%, in the second quarter and $1,352, or 30.8%, for the first six months of 2007, almost entirely due to the acquisition of BellSouth.

Our packet switched services, which include frame relay, ATM and managed packet services, increased $18, or 2.4%, in the second quarter and $21, or 1.4%, for the first six months of 2007 primarily due to the acquisition of BellSouth, which increased packet switched services revenue approximately $65 in the second quarter and $125 for the first six months. This increase was almost entirely offset by both competitive pricing and lower demand as customers continue to shift to IP-based technology. We expect these services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $34, or 2.4%, in the second quarter and $176, or 6.5%, for the first six months of 2007, primarily due to our acquisition of BellSouth, which increased other operating revenue approximately $220 in the second quarter and $460 for the first six months. Major items included in other operating revenues are integration services and customer premises equipment, government-related services, state and municipal fees, international data bundles and outsourcing, which account for over 76% of total other operating revenue for all periods. Equipment sales and related network integration and management services decreased $100 in the second quarter and $176 for the first six months primarily due to less emphasis on the sale of lower-margin equipment and competitive pricing pressures. Revenue also decreased by $70 in the second quarter and for the first six months of 2007 due to the recognition of intellectual property license fees in the second quarter of 2006.

Cost of sales expenses increased $942, or 14.1%, in the second quarter and $1,604, or 11.8%, for the first six months of 2007, primarily due to the acquisition of BellSouth, which increased expenses approximately $1,200 in the second quarter and $2,400 for the first six months. Cost of sales consists of costs we incur in order to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes related to elements of our network. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

In addition to the impact of the BellSouth acquisition, cost of sales in 2007 increased due to the following:
•	Higher nonemployee-related expenses, such as contract services, agent commissions and materials and supplies costs, of $194 in the second quarter and $276 for the first six months.
•	Salary and wage merit increases and other bonus accrual adjustments of $85 in the second quarter and $155 for the first six months.

Offsetting these increases, cost of sales in 2007 decreased due to:
•
Lower traffic compensation expenses (for access to another carrier’s network) of $246 in the second quarter and $497 for the first six months primarily due to migration of long-distance calls onto our network and a lower volume of national mass-market customers’ (to whom we stopped marketing) local calls terminating on competitor networks.

•
Lower benefit expenses, consisting primarily of our combined net pension and postretirement cost, of $89 in the second quarter and $289 for the first six months, primarily due to the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and favorable asset returns resulting in a decrease in the recognition of net losses. Other benefits decreased primarily due to force reductions.

•
Lower cost of equipment sales and related network integration services of $82 in the second quarter and $173 for the first six months primarily due to less emphasis on lower-margin equipment. Costs associated with equipment for large-business customers (as well as DSL) typically are greater than costs associated with services that are provided over multiple years.

•	Lower expenses of $67 in the second quarter and $133 for the first six months due to the discontinuance of DSL Universal Service Fund fees, which began in the third quarter of 2006.
•	Lower employee levels decreased expenses (primarily salary and wages) by $15 in the second quarter and $52 for the first six months.

Selling, general and administrative expenses increased $656, or 19.9%, in the second quarter and $1,304, or 19.3%, for the first six months of 2007, primarily due to the acquisition of BellSouth, which increased expenses approximately $650 in the second quarter and $1,300 for the first six months of 2007. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent that they relate to employees who perform the functions listed in this paragraph.

In addition to the impact of the BellSouth acquisition, selling, general and administrative expenses in 2007 increased due to the following:
•	Higher provision for uncollectible accounts of $24 in the second quarter and $25 for the first six months.
•	Salary and wage merit increases and other bonus accrual adjustments of $10 in the second quarter and $71 for the first six months.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Offsetting these increases, selling, general and administrative expenses in 2007 decreased due to:
•	Lower employee levels decreased expenses (primarily salary and wages) by $66 in the second quarter and $163 for the first six months.
•	Lower nonemployee-related expenses, such as contract services, agent commissions and materials and supplies costs, of $65 in the second quarter and $66 for the first six months.
•	Lower advertising expense of $17 in the second quarter and $14 for the first six months.

Depreciation and amortization expenses increased $862, or 35.4%, in the second quarter and $1,861, or 38.1%, for the first six months of 2007 primarily due to higher depreciable and amortizable asset bases as a result of the purchase of BellSouth and the inclusion of the associated depreciation for the purchased assets. During the second quarter, as part of our purchasing accounting adjustments to the BellSouth plant, we increased our estimate of the beginning fair value of plant to reflect a lower average age of the plant than the initial estimate and correspondingly increased remaining useful lives. Combined with an increase in estimated salvage value, the net effect was to reduce quarterly depreciation expense. Accordingly, in the second quarter of 2007, we recorded approximately $60 of expense credits related to first quarter 2007 for these purchase price adjustments.

Supplemental Information
Because our acquisition of BellSouth has a significant effect on comparative financial information, we have included the following 2007 sequential quarterly results for comparative purposes.

	Three-Month Period Ended
	June 30, 2007	March 31, 2007
Segment operating revenues
Voice	$10,586	$10,677
Data	5,980	5,862
Other	1,427	1,447
Total Segment Operating Revenues	17,993	17,986
Segment operating expenses
Cost of sales	7,623	7,558
Selling, general and administrative	3,959	4,093
Depreciation and amortization	3,300	3,440
Total Segment Operating Expenses	14,882	15,091
Segment Income	$3,111	$2,895

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Access Line, Broadband Connections and Video Connections Summary
Our in-region switched access lines at June 30, 2007 and 2006 are shown below and access line trends are addressed throughout this segment discussion. Because our acquisition of BellSouth has a significant effect on comparative information, we have included first-quarter 2007 information as well as pro-forma amounts below as of June 30, 2006 for comparative purposes, as if the companies had been combined.

In-Region [1]
	Actual	Actual	Actual	Pro-Forma
	June 30,	March 31,	June 30,	June 30,
(in 000’s)	2007	2007	2006	2006
Switched Access Lines
Retail Consumer	36,398	36,704	25,990	38,071
Retail Business [2]	23,043	23,159	16,727	23,306
Retail Subtotal [2]	59,441	59,863	42,717	61,377
Percent of total switched access lines	92.8%	91.5%	89.2%	89.4%

Sold to ATTC	567	1,105	1,388	1,688
Sold to other CLECs [2,3]	3,775	4,146	3,525	5,224
Wholesale Subtotal [2]	4,342	5,251	4,913	6,912
Percent of total switched access lines	6.8%	8.0%	10.3%	10.1%

Payphone (Retail and Wholesale) [4]	295	315	281	367
Percent of total switched access lines	0.4%	0.5%	0.5%	0.5%

Total Switched Access Lines	64,078	65,429	47,911	68,656

Broadband Connections [5]	13,261	12,861	7,775	11,048

Satellite service [6]	1,846	1,684	590	1,282
U-verse video	51	13	-	-
Video Connections	1,897	1,697	590	1,282
1 In-region represents access lines served by AT&T’s ILECs.
2 Prior period amounts have been restated to conform to current period reporting methodology.
3 Competitive local exchange carriers (CLECS)
4 Payphone lines are presented above as previously reported. Revenue from these lines is reported in the Other segment.
5 Broadband connections include DSL lines of 13,203 at June 30, 2007, 12,842 at March 31, 2007, 7,774 actual at June 30, 2006 and
   11,047 pro-forma at June 30, 2006, U-verse high-speed Internet access and satellite broadband.
6 Satellite service includes connections under our agency and resale agreements with EchoStar and DIRECTV.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Wireless
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Service revenues	$9,540	$8,302	14.9%	$18,632	$16,315	14.2%
Equipment revenues	855	923	(7.4)	1,760	1,898	(7.3)
Total Segment Operating Revenues	10,395	9,225	12.7	20,392	18,213	12.0
Segment operating expenses
Cost of services and equipment sales	3,941	3,846	2.5	7,611	7,493	1.6
Selling, general and administrative	3,040	2,757	10.3	5,953	5,603	6.2
Depreciation and amortization	1,810	1,605	12.8	3,701	3,292	12.4
Total Segment Operating Expenses	8,791	8,208	7.1	17,265	16,388	5.4
Segment Operating Income	1,604	1,017	57.7	3,127	1,825	71.3
Equity in Net Income (Loss) of Affiliates*	(50)	(28)	(78.6)	(91)	(63)	(44.4)
Segment Income	$1,554	$989	57.1%	$3,036	$1,762	72.3%
* Includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

Accounting for AT&T Mobility
Prior to the BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with BellSouth. This means that our consolidated results in the second quarter and for the first six months of 2006 included our 60% share of AT&T Mobility’s results in “Equity in net income of affiliates” on our Consolidated Statements of Income. Following the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary and AT&T Mobility’s results are included as operating revenues and expenses in our Consolidated Statements of Income. However, for all the periods presented, the wireless segment reflects 100% of the results reported by AT&T Mobility based on the management of the business.

Wireless Customer and Operating Trends
As of June 30, 2007, we served 63.7 million wireless customers compared to 61.0 million at December 31, 2006 and 57.3 million at June 30, 2006. More than 70% of our wireless customer net additions in the second quarter and first six months were retail customer additions, and more than 80% of these additions were postpaid customer additions. Contributing to our net additions was improvement in customer turnover (customer churn) levels due to our strong network performance and attractive products and services offerings, including the Apple iPhone (iPhone), which were partially offset by slowing gross additions reflecting a maturing wireless industry. The June 29, 2007 launch of the iPhone allowed for less than two days of sales and activations before the end of the quarter. In that time period, we activated 146,000 iPhone customers, of which more than 40% were new customers.

Competition and the slowing growth rate of new wireless users as the wireless industry continues to mature will continue to adversely impact wireless gross additions. We expect that future revenue growth will become increasingly dependent on minimizing customer churn and increasing average service revenue per user/customer (ARPU).

Wireless service ARPU increased 3.6% compared to the second quarter of 2006 and 2.9% compared to the first quarter of 2007 primarily due to increased data services and postpaid ARPU growth. In the second quarter, data ARPU grew 52.0% year-over-year and 11.3% compared to the first quarter of 2007. The growth in data ARPU was partially offset by a 2.9% decrease in voice service ARPU compared to the second quarter of 2006. We expect continued pressure on ARPU despite our increasing revenue from data services.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

The effective management of wireless customer churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Wireless customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Our wireless churn rate was 1.6% in the second quarter and 1.7% for the first six months of 2007, down from 1.7% in the second quarter and 1.8% for the first six months of 2006. The churn rate for postpaid customers was 1.2% in the second quarter and 1.3% for the first six months of 2007, down from 1.5% in the second quarter and for the first six months of 2006. The decline in overall and postpaid churn reflects our broader network coverage, higher network quality, broad array of products and services, exclusive devices and free mobile-to-mobile calling among wireless customers. While there has been no resolution yet, we are continuing to take steps to mitigate the effects on us of the dispute at the U.S. International Trade Commission between Broadcom Corporation and Qualcomm Incorporated.

Customer churn improved despite the ongoing migration of Time Division Multiple Access (TDMA) subscribers to our more advanced Global System for Mobile Communication (GSM) and Universal Mobile Telecommunications System/High Speed Downlink Packet Access (UMTS/HSDPA) networks and completion of the transition from multiple prepaid systems to our newer prepaid platform. In the second quarter and first six months of 2007, TDMA migration negatively impacted postpaid churn by 5 to 10 basis points, and combined with our prepaid platform migration, negatively impacted overall churn by 5 to 10 basis points. While we anticipate continued improvements to our wireless network and customer care and the offering of a broad range of customer products and services, we continue to expect higher disconnects from the continued phase out of AT&T Mobility’s analog and TDMA service, which we plan to discontinue in early 2008.

Wireless Operating Results
Our wireless segment operating income margin was 15.4% in the second quarter and 15.3% for the first six months of 2007, which improved over margins of 11.0% in the second quarter and 10.0% for the first six months of 2006. The higher margins in 2007 were primarily due to revenue growth of $1,170, or 12.7%, in the second quarter and $2,179, or 12.0%, for the first six months, partially offset by increased operating expenses of $583, or 7.1%, in the second quarter and $877, or 5.4%, for the first six months.

Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,238, or 14.9%, in the second quarter and $2,317, or 14.2% for the first six months of 2007 and primarily consisted of:
•
Data revenue increases of $662 in the second quarter and $1,245 for the first six months due to the increased number of data users and an increase in data ARPU of 52.0% in the second quarter and 51.5% for the first six months, which primarily resulted from increased use of text messaging, email, data access and media bundling services. Data service revenues represented 17.3% of wireless service revenues in the second quarter and 16.7% for the first six months of 2007 compared to 11.9% in the second quarter and 11.4% for the first six months of 2006.

•
Voice revenues increases of $560 in the second quarter and $1,045 for the first six months of 2007, primarily due to an increase in the number of wireless customers of approximately 11.0% in the second quarter and for the first six months, partially offset by a decline in voice ARPU of 2.9% in the second quarter. Included in voice revenues were increases in long-distance and net roaming revenue due to increased international usage.

Equipment revenues decreased $68, or 7.4%, in the second quarter and $138, or 7.3%, for the first six months of 2007. This decrease was due to a decline in handset revenues as a result of increased equipment discounts and rebate activity, and higher prepaid additions as a percentage of retail gross additions, partially offset by an increase in handset accessories revenue.

Cost of services and equipment sales expenses increased $95, or 2.5%, in the second quarter and $118, or 1.6%, for the first six months of 2007. The second quarter and six month increases were primarily due to increased equipment sales expense of $154 in the second quarter and $220 for the first six months of 2007, due to an increase in sales of higher cost 3G (third generation) devices, the introduction of the iPhone handset and an increase in the number of handset accessory sales. Total equipment costs continue to be higher than equipment revenues due to the sale of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Equipment sales expense was partially offset by declines in cost of services of $59 in the second quarter and $102 for the first six months of 2007. These decreases were due to lower interconnect, incollect and long-distance expenses related to network and systems integration and cost reduction initiatives, as well as cost reductions from the continued migration of network usage from the T-Mobile USA (T-Mobile) network in California and Nevada. Our remaining purchase commitment to T-Mobile was $72 at June 30, 2007. Our wireless network expansion is proceeding on schedule with more than 97% of our wireless customers in California and Nevada now transitioned onto our network. The second quarter and first six months decreases were partially offset by higher network usage, with increases in minutes of use of 2.6% in the second quarter and 3.2% for the first six months, and associated network system expansion and increased equipment costs.

Selling, general and administrative expenses increased $283, or 10.3%, in the second quarter and $350, or 6.2%, for the first six months of 2007 and included the following:
•
Selling expenses increased $142 in the second quarter and $166 for the first six months due to increases in sales and advertising expenses and iPhone launch preparation costs, partially offset by a decrease in net commission expense, which was consistent with the increase in prepaid plan sales as a percentage of total retail sales.

•
Customer service and other expense increased $111 in the second quarter and $105 for the first six months primarily due to increased bad debt expenses and other costs, partially offset by a decline in billing expenses and lower information technology and other professional services expenses and legal-related expenses.

•	Upgrade commission and residual expense increased $30 in the second quarter and $79 for the first six months due to increased prepaid plan costs and higher handset upgrade activity.

Depreciation and amortization expenses increased $205, or 12.8%, in the second quarter and $409, or 12.4%, for the first six months of 2007. Amortization expense increased $400 in the second quarter and $849 for the first six months of 2007 primarily due to amortization of identifiable intangible assets of $737 in the second quarter and $1,550 for the first six months related to our acquisition of BellSouth’s 40% ownership interest of AT&T Mobility. This increase was partially offset by declining amortization of identifiable intangible assets acquired by AT&T Mobility in 2004, which are amortized using the sum-of-the-months-digits method of amortization.

Depreciation expense decreased $195 in the second quarter and $440 for the first six months primarily due to certain network assets becoming fully depreciated and purchase accounting adjustments on certain network assets related to acquiring BellSouth’s 40% ownership interest, partially offset by increased expense related to accelerated depreciation on TDMA assets and ongoing capital spending for network upgrades and expansion.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Advertising & Publishing
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Total Segment Operating Revenues	$1,478	$918	61.0%	$2,921	$1,833	59.4%
Segment operating expenses
Cost of sales	386	288	34.0	841	576	46.0
Selling, general and administrative	406	140	-	685	291	-
Depreciation and amortization	263	-	-	505	1	-
Total Segment Operating Expenses	1,055	428	-	2,031	868	-
Segment Operating Income	423	490	(13.7)	890	965	(7.8)
Equity in Net Income (Loss) of Affiliates	-	(6)	-	-	(11)	-
Segment Income	$423	$484	(12.6)%	$890	$954	(6.7)%

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

For segment disclosure purposes, we have carried forward deferred revenue and deferred cost balances for BellSouth in order to reflect how the segment is managed. This is different for consolidated reporting purposes as under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date are not recognized and therefore were not included in the opening balance sheet (see Note 5). For management reporting purposes, we continue to amortize these balances over the life of the directory. Thus, our advertising & publishing segment results include revenue of $306 and expenses of $119 in the second quarter of 2007 and revenue of $715 and expenses of $227 for the first six months of 2007 related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth.

Operating Results
Our advertising & publishing operating income margin was 28.6% in the second quarter of 2007 compared to 53.4% in the second quarter of 2006 and 30.5% for the first six months of 2007 compared to 52.6% for the first six months of 2006. The decrease in the segment operating income margin is primarily due to the addition of BellSouth’s operating results, including the amortization of BellSouth’s customer lists acquired as a part of the acquisition, and an opening balance sheet adjustment to allowance for uncollectibles associated with unbilled receivables established at the time of acquisition.

Operating revenues increased $560, or 61.0%, in the second quarter and $1,088, or 59.4%, for the first six months of 2007 primarily due to the addition of BellSouth’s operating results, which increased operating revenues approximately $565 in the second quarter and $1,100 for the first six months of 2007. The increase was largely driven by print and Internet advertising revenue.

Operating expenses increased $627 in the second quarter and $1,163 for the first six months of 2007 primarily due to the addition of BellSouth's operating results, which incresed total operating expenses by approximately $600 in the second quarter and $1,120 for the first six months of 2007.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Cost of sales increased $98, or 34.0%, in the second quarter and $265, or 46.0%, for the first six months of 2007 primarily due to the addition of BellSouth’s operating results. The increase in cost of sales was driven by publishing, paper and Internet traffic costs.

Selling, general and administrative expenses increased $266 in the second quarter and $394 for the first six months of 2007 primarily due to the addition of BellSouth’s operating results. The increase was largely driven by increases in employee, uncollectible and advertising-related expenses.

Depreciation and amortization expenses increased $263 in the second quarter and $504 for the first six months of 2007 resulting from the amortization of customer lists acquired as a part of the BellSouth acquisition.

Other
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Total Segment Operating Revenues	$558	$455	22.6%	$1,102	$921	19.7%
Total Segment Operating Expenses	564	356	58.4	1,028	746	37.8
Segment Operating Income (Loss)	(6)	99	-	74	175	(57.7)
Equity in Net Income of Affiliates	202	446	(54.7)	374	777	(51.9)
Segment Income	$196	$545	(64.0)%	$448	$952	(52.9)%

Our other segment operating results consist primarily of Sterling, customer information services, corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues increased $103, or 22.6%, in the second quarter and $181, or 19.7%, for the first six months of 2007 primarily due to the addition of BellSouth’s other operations and increased operating revenue at Sterling.

Segment operating expenses increased $208, or 58.4%, in the second quarter and $282, or 37.8%, for the first six months of 2007 primarily due to the addition of BellSouth’s other operations, increased operating expenses at Sterling and accelerated compensation expense related to retirements.

Prior to the December 29, 2006 close of the BellSouth acquisition, our other segment included our 60% proportionate share of AT&T Mobility results as equity in net income of affiliates. As a result of the BellSouth acquisition, we own 100% of AT&T Mobility and its results are no longer included in equity in net income of affiliates in this segment or on our Consolidated Statements of Income.

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

	Second Quarter		Six-Month Period
	2007	2006	2007	2006
América Móvil	$118	$66	$220	$121
Telmex	76	52	140	113
AT&T Mobility	-	324	-	537
Other	8	4	14	6
Other Segment Equity in Net Income of Affiliates	$202	$446	$374	$777

Equity in net income of affiliates decreased $244 in the second quarter and $403 for the first six months of 2007. The decrease was primarily due to a change in accounting for AT&T Mobility, the results of which are no longer included in equity in net income of affiliates in 2007 due to the acquisition of BellSouth. This decrease was partially offset by an increase of $52 in the second quarter and $99 for the first six months from América Móvil primarily due to improved operating results.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the U.S. are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national regulatory authorities in the markets where service is provided, and regulation is generally limited to operational licensing authority for the provision of enterprise (i.e., large business) services.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained many of the extensive regulatory requirements applicable to our traditional wireline subsidiaries. We are actively pursuing additional legislative and regulatory measures to reduce or eliminate regulatory requirements that inhibit our ability to provide the full range of services demanded by our customers. For example, we are supporting regulatory and legislative efforts that would offer a streamlined process for new video service providers to compete with traditional cable television providers. In March 2007, the FCC released an order adopting rules that prohibit municipalities from making unnecessary and unreasonable demands on competitive video service providers, and which require prompt action by such localities on cable franchise applications by new entrants. In addition, states representing a majority of our local service access lines have adopted legislation that enables new video entrants to acquire a statewide franchise to offer video services. We also are supporting efforts to update regulatory treatment for retail services. Passage of legislation is uncertain and depends on many factors.

Our wireless operations are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. Additionally, we have noted our opposition to proposals to impose “net neutrality” access regulation to wireless providers. We believe that the wireless industry is characterized by innovation, differentiation and competition among handset manufacturers, carriers and applications; and that additional broadband regulation and new wholesale requirements are unnecessary given the state of competition and may be appropriate only in the case of market failure.

Broadband Notice of Inquiry  The FCC has issued a notice of inquiry which seeks comment on the availability of broadband services in the U.S. and whether the FCC should take any action to accelerate deployment. We believe that the broadband market is very competitive, which is spurring providers to deploy faster and cheaper services to an increasing number of consumers. In light of this competition, we argued that the FCC should reject claims that the market is an anti-competitive duopoly and should instead maintain its “hands-off” regulatory approach to broadband, which will encourage further investment and deployment in the future.

Special Access  In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to interstate special access services provided by price cap local exchange carriers, including whether the special access pricing flexibility rules that the FCC adopted in 1999 have worked as intended. In a notice dated July 9, 2007, the FCC invited interested parties to update the record in that proceeding in light of industry developments since 2005. Comments are due in August 2007 and the FCC has indicated publicly that it may issue a ruling as early as September 2007. If the FCC were to modify its special access pricing flexibility regime (such as by mandating further reductions in special access rates), it may negatively impact our operating results.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

FCC Order on Recommendations of the Katrina Panel  The FCC has issued an order designed to implement the recommendations of the Katrina panel, a group of industry experts charged with reviewing the manner in which telecommunications were affected by hurricane Katrina, and to suggest ways to improve the reliability, interoperability and recovery of telecommunications in future disasters. Part of the order, which becomes effective on August 10, 2007, would require carriers to maintain back up power, for a specified number of hours, at certain points in the network, such as cell sites and remote terminals. Given that these back up power requirements were not among the recommendations of the Katrina panel, were not supported by record evidence and serious questions exist as to whether any carrier could comply with the order as issued, we intend to work with the industry to try to convince the FCC to modify this rule, and/or to seek a stay of the order, pending a request for reconsideration or an appeal of the order. If this order is not modified, we could incur significant compliance costs, especially with regard to remote terminals and cell sites.

FCC E911 Location Accuracy Rulemaking  The FCC has issued a Notice of Proposed Rulemaking in which it tentatively concludes that compliance with the FCC’s location accuracy rules in connection with wireless enhanced 911 service should be measured within each of the more than 6,000 public safety answering points across the country, rather than at the network-wide level, as is the case today. There are serious questions concerning the technical and economic feasibility regarding the extent to which either GPS-based E911 location systems used by some wireless carriers, or network-based systems of the sort used by AT&T could meet these requirements. We, other wireless carriers and manufacturers have opposed the new requirements. We and other industry participants have proposed that the effective date of the new requirements be postponed until the FCC can establish a record to demonstrate whether this level of accuracy is technologically feasible.

Video Service Legislation  A number of states in which we operate have adopted legislation (in the case of Oklahoma existing law was recently clarified via an attorney general’s opinion) that will make it easier for telecommunications companies to offer television (i.e., video) service. These states are California, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Michigan, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, and Texas. These various state laws have authorized or permitted AT&T to provide video services in these states without first obtaining thousands of municipal franchises; they also clarified the authority of public utility commissions and municipalities over video service providers, and/or they have addressed nondiscrimination obligations and mandatory facility build-out provisions.

OTHER BUSINESS MATTERS

Retirement of Chief Executive Officer  In June 2007, Edward E. Whitacre Jr. retired as Chief Executive Officer, Chairman and member of the Board of Directors. Our Board of Directors named Chief Operating Officer and Board member, Randall Stephenson as new Chairman of the Board, Chief Executive Officer and President.

Dobson  In July 2007, we agreed to acquire Dobson Communications Corporation (Dobson) for approximately $2,800 in cash and to consolidate debt of approximately $2,300, net of cash. Dobson markets wireless services under the Cellular One brand and has provided roaming services to AT&T and/or its subsidiaries since 1990. Dobson has 1.7 million subscribers across 17 states, mostly in rural and suburban areas with a population covered of more than 12.6 million people. Following the acquisition, Dobson will be incorporated into our wireless operations. The transaction requires government approval and our goal is to obtain approval by the end of 2007.

Spectrum Sale  In May 2007, we sold to Clearwire Corporation (Clearwire), a national provider of wireless broadband Internet access, EBS (Education Broadband Service) spectrum and BRS (Broadband Radio Service) spectrum valued at $300, which was held in escrow until July 2007. Sale of this spectrum was required as a condition to the approval of our acquisition of BellSouth.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

U-verse Services We are now providing AT&T U-verse high-speed broadband and TV services in parts of 23 markets as of June 30, 2007, and we expect to launch additional markets during 2007. Our deployment strategy is to enter each market on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each market as we continue to monitor these systems. In these market expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. We expect to have the capability to offer service to approximately 18 million living units by the end of 2008, as part of our initial deployment, and expect to spend between $4,000 to $4,500 in network-related deployment costs and capital expenditures during 2007 and 2008, as well as additional customer activation capital expenditures. These estimates do not include spending for our BellSouth territory. However, because BellSouth had deployed fiber deeper into their network and our ability to leverage some of the support and operating systems already done, we expect that capital spending per living unit in the southeast will not be as high as our initial deployment costs.

With respect to our U-verse TV service, we continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that U-Verse TV is subject to federal oversight as a “video service” under the Federal Communications Act (see our “Competitive and Regulatory” section). However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local regulation, which could include the requirement to pay fees to obtain local franchises for our U-verse TV service. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2007 and future years. If the courts were to decide that state and local regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

In June 2006, the Connecticut Department of Public Utility Control (DPUC) ruled that AT&T’s planned IPTV service was not a “cable service” and would not be subject to existing cable regulation. The Connecticut Office of Consumer Counsel and the cable industry appealed the DPUC’s order to federal court. On July 26, 2007, the United States District Court for the District of Connecticut issued a decision on the parties’ Motions for Cross Summary Judgment and found that AT&T “constitutes a ‘cable operator’ providing a ‘cable service’ over a ‘cable system,’ as those terms are defined in the Cable Act.”   The Court did not issue any orders with the decision but has requested that the parties file a status report by August 10, 2007 addressing what claims or requested relief remain outstanding. We do not agree with the Court’s conclusions, and are reviewing the decision and our legal options and will be filing a status report with the Court as requested, informing the Court that the governor of Connecticut recently signed legislation which allows AT&T to apply for authority to provide video service, effective October 1, 2007. We do not believe that the decision will have a material effect on our ability to provide video services.

Antitrust Litigation  In 2002, two consumer class-action antitrust cases were filed in the United States District Court for the Southern District of New York (District Court) against SBC Communications Inc. (SBC), Verizon Communications Inc., BellSouth and Qwest Communications International Inc. alleging that they have violated federal and state antitrust laws by agreeing not to compete with one another and acting together to impede competition for local telephone services (Twombly v. Bell Atlantic Corp., et al.). In October 2003, the District Court granted the joint defendants’ motion to dismiss and the plaintiffs appealed. In October 2005, the United States Court of Appeals for the Second Circuit Court (Second Circuit) reversed the District Court, thereby allowing the cases to proceed. In June 2006, the Supreme Court of the United States (Supreme Court) announced its decision to review the case. In May 2007, the Supreme Court reversed the Second Circuit’s decision and remanded the case to the Second Circuit for further proceedings consistent with its opinion. We anticipate that the case will be dismissed by the lower court by the end of the summer.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell, and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). On October 3, 2006, the Court certified two classes. Trial has been set for the week of November 26, 2007. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

NSA Litigation There are 21 pending lawsuits that allege that AT&T and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001 (an additional three cases name BellSouth and/or AT&T Mobility as defendants but do not name AT&T). In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, plaintiffs filed this purported class action in U.S. District Court in the Northern District of California on behalf of “all individuals in the United States that are current residential subscribers or customers of defendants’ telephone services or Internet services, or that were residential telephone or Internet subscribers or customers at any time after September 2001.” They allege that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. In April 2006, we filed a motion to dismiss the complaint. In May, the United States requested leave to intervene in this litigation, asserted the “state secrets privilege” and related statutory privileges, and filed a motion asking the court to either dismiss the complaint or issue a summary judgment in favor of the defendants. On July 20, 2006, the Court denied the Motions to Dismiss of both parties. Specifically, the Court ruled that the state secrets privilege does not prevent AT&T from asserting any statutory defense it may have, as appropriate, regarding allegations that it assisted the government in monitoring communication content. However, with regard to the calling records allegations, the Court noted that it would not require AT&T to disclose what relationship, if any, it has with the government. Both AT&T and the U.S. government filed interlocutory appeals on July 31, 2006. Argument before a panel of the U.S. Court of Appeals for the Ninth Circuit is set for August 15, 2007.

Management believes these actions are without merit and intends to vigorously defend these matters.

ACCOUNTING POLICIES AND STANDARDS

EITF 06-11 In June 2007, the Emerging Issues Task Force (EITF) ratified the consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-44). EITF 06-11 provides that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for nonvested equity-classified share-based awards and equity-classified outstanding share options should be recognized as an increase to additional paid-in capital rather than a reduction of income tax expense. EITF 06-11 applies prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal periods beginning after December 15, 2007. We are currently evaluating the impact EITF 06-11 will have on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,570 in cash and cash equivalents available at June 30, 2007. Cash and cash equivalents included cash of $1,075, money market funds of $1,287 and other cash equivalents of $208. Cash and cash equivalents increased $152 since December 31, 2006. In the first six months of 2007, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt, net cash received from dispositions of non-strategic real estate, the sale of marketable securities and other assets. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, repurchase of treasury shares, the repayment of debt, dividends to stockholders and payment of interest on debt. We discuss many of these factors in detail below.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Cash Provided by or Used in Operating Activities
During the first six months of 2007, cash provided by operating activities was $15,001 compared to $7,153 for the first six months of 2006. Operating cash flows increased primarily due to an increase in net income of $2,499, additional cash provided by the BellSouth acquisition and our success in achieving merger synergies and operational efficiencies, partially offset by increased tax and interest payments of $1,061.

Cash Used in or Provided by Investing Activities
For the first six months of 2007, cash used in investing activities consisted primarily of $7,460 for capital expenditures, $221 for acquisitions and $189 for investments in securities. Included in acquisitions was a payment of $145 to satisfy an obligation to Alaska Native Wireless, LLC to acquire wireless spectrum. Net cash provided by investing activities was $1,235 and consisted primarily of net proceeds of $698 from the sale of marketable and equity securities and $520 from dispositions of non-strategic assets and other activities.

Included in dispositions of $520 were proceeds of $408 from the sale of properties and other assets, $68 from the sale of cost investments and $44 related to T-Mobile’s exercise of its option to purchase an additional 10 MHz of spectrum in the San Diego market. Subsequent to the quarter, in July 2007, we received proceeds of $301, including interest, from the completion of the sale of EBS and BRS spectrum to Clearwire.

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Capital expenditures in the wireline segment, which represented approximately 84% of our capital expenditures, increased 57.5% for the first six months of 2007, reflecting the acquisition of BellSouth. Our capital expenditures are primarily for our wireline subsidiaries’ networks, our U-verse services, merger-integration projects and support systems for our long-distance service. Because of opportunities made available by the continued changing regulatory environment and our acquisitions of ATTC and BellSouth, we expect that our capital expenditures for 2007 and 2008, which include wireless network expansion and U-verse services, will be in the mid-teens as a percentage of consolidated revenue. We expect to fund 2007 capital expenditures for our wireline and wireless segments, including international operations, using cash from operations and incremental borrowings depending on interest rate levels and overall market conditions.

During the first six months of 2007, we spent $1,121 in the wireless segment primarily for GSM/EDGE (Enhanced Data Rates for Global Evolution) network capacity expansion and upgrades, IT and other support systems for our wireless service. The upgrade and expansion of our wireless networks will continue to require substantial amounts of capital over the next several years, although we expect these spending levels to decline since we have completed a substantial portion of our capital expenditures for our GSM/EDGE upgrades upgrade and the integration of our California network. Our wireless capital expenditures for 2007 should be in the lower double-digit range as a percent of our wireless revenues for the integration and expansion of our networks and the installation of UMTS/HSDPA technology in a number of markets. We expect spending on UMTS/HSDPA network expansion and upgrades to increase in the second half of 2007.

We expect spending to be between $4,000 to $4,500 on our U-verse services for network-related deployment costs and capital expenditures from 2007 through 2008, as well as additional customer activation capital expenditures (these amounts do not include our Southeast region). We expect that the business opportunities made available, specifically in the data/broadband area, will allow us to expand our products and services (see “U-verse Services” discussed in “Other Business Matters”).

The other segment capital expenditures were 1.2% of total capital expenditures for the first six months of 2007. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations; as well as corporate, diversified business and Sterling operations, which we expect to fund using cash from operations. We expect to fund any advertising & publishing segment capital expenditures using cash from operations.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

Cash Used in or Provided by Financing Activities
We plan to fund our 2007 financing activities through a combination of debt issuances and cash from operations. Our financing activities include funding share repurchases and the repayment of debt.

Our Board of Directors has authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. In July 2007, we completed our $10,000 buyback of common shares that was announced in March 2006, including repurchasing 98.3 million shares at a cost of $3,899 in the second quarter of 2007. Total share repurchases under this plan totaled approximately 275 million shares. We currently have approximately 125 million shares remaining under our current repurchase authorization, and expect to continue repurchases during the second half of 2007. We have repurchased, and intend to continue to repurchase, a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our additional share repurchases through a combination of cash from operations, borrowings dependent upon market conditions, and cash from the disposition of certain non-strategic investments. See our “Issuer Equity Repurchases” table for information on share repurchases during the first six months of 2007.

At June 30, 2007, we had $7,701 of debt maturing within one year, which included $4,361 of long-term debt maturities, $3,283 of commercial paper borrowings and $57 of other borrowings. All of our commercial paper borrowings are due within 90 days. The availability of bank borrowings is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

During the first six months of 2007, we received net proceeds of $5,924 from the issuance of $5,999 in long-term debt. Parts of the proceeds were used for repurchases of our common stock. Long-term debt issuances consisted of:
•	€1.25 billion of 4.375% notes due in 2013 (equivalent to U.S. $1,641).
•	$1,500 of floating-rate notes due in 2010.
•	$1,200 of 6.375% notes due in 2056.
•	£600 million of 5.5% notes due in 2027 (equivalent to U.S. $1,158).
•	$500 of 5.625% notes due in 2016.

We entered into fixed to fixed cross-currency swaps on our two foreign-currency-denominated debt instruments to hedge our exposure to changes in foreign currency exchange rates. These hedges also include interest rate swaps of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate, which results in a U.S.-denominated rate of 5.31% on our Euro-denominated notes and 5.97% on our Pound Sterling-denominated notes.

During the first six months of 2007, debt repayments totaled $4,058 and consisted of:
•	$2,039 related to debt repayments with a weighted average interest rate of 5.9%, which includes a put exercise on $1,000 of our 4.2% Puttable Reset Securities.
•	$1,993 related to repayments of commercial paper and other bank borrowings.
•	$26 related to scheduled principal payments on other debt and repayments of other borrowings.

In June 2007, we called debt of $500 with an interest rate of 7.0%, which was repaid in July 2007.

At June 30, 2007, our debt ratio was 35.6% compared to 35.5% at June 30, 2006. Our debt ratio at June 30, 2007 reflects the following:
•	Increased debt due to the BellSouth and AT&T Mobility debt we now reflect on our balance sheet following the acquisition, as well as debt issuances during the first six months of 2007.
•	An increase in stockholders’ equity due to our acquisition of BellSouth in the fourth quarter of 2006.

 AT&T INC.
 JUNE 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
 Dollars in millions except per share amounts

•
A decrease in stockholders’ equity of approximately $5,000 due to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158).

•	A decline in stockholders’ equity related to share repurchases and dividend payments totaling $11,318.

Our debt ratio at December 31, 2006 was 34.1%. The increase in the debt ratio from year-end is due to a net increase in long-term debt and a decline in stockholders’ equity due to share repurchases, FAS 158 adoption and dividend payments.

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000, provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At June 30, 2007, we had no borrowings outstanding under this agreement.

We paid dividends of $4,414 in the first six months of 2007 and $2,581 in the first six months of 2006, reflecting the issuance of additional shares for the BellSouth acquisition and a dividend increase. In December 2006, our Board of Directors approved a 6.8% increase in the quarterly dividend to $0.355 per share. Dividends declared by our Board of Directors totaled $0.355 per share in the second quarter of 2007 and $0.3325 per share in the second quarter of 2006. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors the opportunity to continue our historical approach to dividend growth. All dividends remain subject to approval by our Board of Directors.

During the first six months, proceeds of $1,252 from the issuance of treasury shares were related to the exercise of stock-based compensation.

During the first six months of 2007, we paid $74 to minority interest holders and $47 to terminate interest rate swaps with notional amounts totaling $1,800 acquired as a result of our acquisition of BellSouth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2007, we had interest rate swaps with a notional value of $3,250 and a fair value liability of $85.

In March 2007, we entered into fixed to fixed cross-currency swaps on foreign-currency-denominated debt instruments with a United States Dollar notional value of $2,799 to hedge our exposure to changes in foreign currency exchange rates. These hedges include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $63 at June 30, 2007.

 AT&T INC.
 JUNE 30, 2007

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2007.

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

 AT&T INC.
 JUNE 30, 2007

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
 JUNE 30, 2007

PART II - OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2007, there were no such material developments.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)
During the second quarter of 2007, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her:  (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Also under the plan, each Director will receive an annual grant of DSUs during the second quarter. In the second quarter an aggregate of 61,788 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $38.72 to $41.50, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)
On March 4, 2006, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. In July 2007, we completed our $10,000 buy back of common shares that was announced in March 2006, including repurchasing 98.3 million shares at a cost of $3,899 in the second quarter of 2007. Total share repurchases under this plan totaled approximately 275 million shares. We currently have approximately 125 million shares remaining under our current repurchase authorization, and expect to continue repurchases during the second half of 2007. We have repurchased, and intend to continue to repurchase, a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2007 – April 30, 2007	25,010,000	$39.26	25,010,000	210,038,783
May 1, 2007 – May 31, 2007	47,600,000	$39.60	47,600,000	162,438,783
June 1, 2007 – June 29, 2007	25,700,000	$40.13	25,700,000	136,738,783
Total	98,310,000	$39.65	98,310,000	136,738,783
1Average Price Paid per Share excludes transaction costs.

Between July 2, 2007 and July 16, 2007, we repurchased 11 million shares with a total cost of $448 and at an average per share price of $40.61 under our share repurchase program.

 AT&T INC.
 JUNE 30, 2007

 Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners (shares in millions)

(a)
The annual meeting of the shareowners of AT&T was held on April 27, 2007, in San Antonio, Texas. Shareowners representing 5,278 or 84.9% of the common shares outstanding as of the February 28, 2007 record date were present in person or were represented at the meeting by proxy.

(b)	Election of Directors:
	VOTES
Nominee	For	Withheld*
Randall Stephenson	5,126	152
William F. Aldinger III	5,085	193
Gilbert F. Amelio	5,108	170
Reuben V. Anderson	5,123	155
James H. Blanchard	5,122	156
August A. Busch III	4,661	617
James P. Kelly	5,130	148
Charles F. Knight	5,109	169
Jon C. Madonna	5,122	156
Lynn M. Martin	5,100	178
John B. McCoy	5,122	156
Mary S. Metz	4,863	415
Toni Rembe	5,114	164
Joyce M. Roché	5,097	181
Laura D’Andrea Tyson	5,121	157
Patricia P. Upton	5,080	198
Edward E. Whitacre, Jr.	5,085	193
*Includes shares represented at the meeting by proxy where the shareowner withheld authority to vote for the indicated
director or directors as well as shares present at the meeting which were not voted for such director or directors.

(c)	Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement dated March 22, 2007. Approval of the following proposals required a majority vote.

	For	% For[1]	Against	% Against[1]	Abstain	Non-Vote[2]
Ratification of Ernst & Young
LLP as Independent Auditors	5,126	98.2%	93	1.8%	59	-
Approval of Severance Policy	4,675	90.5	488	9.5	115	-
Report on Political Contributions	470	13.3	3,058	86.7	842	908
Allow Stockholders to Call
Special Meetings	2,798	65.6	1,470	34.4	103	908
Use Performance Measures to
Calculate Executive Compensation	1,362	31.9	2,912	68.1	97	908
Stockholder’s Approval of Executive Officers’ Compensation	1,734	43.8	2,228	56.2	408	908
Modify Supplemental Executive Retirement Plan Benefits	1,366	32.1%	2,885	67.9%	120	908
[1] Percentages are based on the total common shares voted.
[2] Difference between total number of votes in table above and number of shareowners represented is due to rounding.

 AT&T INC.
 JUNE 30, 2007

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	Supplemental Life Insurance Plan, dated May 25, 2007.
10-b	AT&T Management Relocation Plan A
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 3, 2007                                                                           /s/ Richard G. Lindner
 Richard G. Lindner
 Senior Executive Vice President
and Chief Financial Officer