Form 10-Q
period 2007-09-30
AT&T INC.
filed 2007-11-06
CIK 732717

FORM 10-Q

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

At October 29, 2007, common shares outstanding were 6,064,758,808.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Revenues
Voice	$10,164	$8,400	$30,997	$25,524
Data	5,880	4,598	17,281	13,633
Wireless service	9,834	8	28,417	24
Directory	1,240	906	3,417	2,716
Other	3,014	1,726	8,467	5,267
Total operating revenues	30,132	15,638	88,579	47,164
Operating Expenses
Cost of sales (exclusive of depreciation and
amortization shown separately below)	11,591	6,923	34,321	21,450
Selling, general and administrative	7,915	3,361	22,992	10,587
Depreciation and amortization	5,322	2,437	16,354	7,415
Total operating expenses	24,828	12,721	73,667	39,452
Operating Income	5,304	2,917	14,912	7,712
Other Income (Expense)
Interest expense	(887)	(442)	(2,639)	(1,378)
Equity in net income of affiliates	162	649	545	1,438
Other income (expense) – net	(17)	109	614	315
Total other income (expense)	(742)	316	(1,480)	375
Income Before Income Taxes	4,562	3,233	13,432	8,087
Income taxes	1,499	1,068	4,617	2,669
Net Income	$3,063	$2,165	$8,815	$5,418
Earnings Per Common Share
Net Income	$0.50	$0.56	$1.43	$1.40
Earnings Per Common Share - Assuming Dilution
Net Income	$0.50	$0.56	$1.42	$1.39
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	6,088	3,873	6,152	3,880
Dividends Declared Per Common Share	$0.3550	$0.3325	$1.065	$0.9975
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2007	2006
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,714	$2,418
Accounts receivable – net of allowances for
uncollectibles of $1,362 and $1,276	16,305	16,194
Prepaid expenses	1,900	1,477
Deferred income taxes	2,433	3,034
Other current assets	2,191	2,430
Total current assets	25,543	25,553
Property, plant and equipment	206,818	202,149
Less: accumulated depreciation and amortization	112,372	107,553
Property, Plant and Equipment – Net	94,446	94,596
Goodwill	66,847	67,657
Licenses	35,687	34,252
Customer Lists and Relationships – Net	15,361	18,922
Other Intangible Assets – Net	6,001	6,566
Investments in Equity Affiliates	2,403	1,995
Postemployment Benefit	14,779	14,228
Other Assets	6,901	6,865
Total Assets	$267,968	$270,634

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,026	$9,733
Accounts payable and accrued liabilities	20,239	22,106
Advanced billing and customer deposits	3,471	3,402
Accrued taxes	6,282	3,026
Dividends payable	2,156	2,215
Total current liabilities	38,174	40,482
Long-Term Debt	54,585	50,063
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	22,595	27,406
Postemployment benefit obligation	28,756	28,901
Unamortized investment tax credits	158	181
Other noncurrent liabilities	12,526	8,061
Total deferred credits and other noncurrent liabilities	64,035	64,549

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,534	91,352
Retained earnings	32,606	30,375
Treasury shares (at cost)	(14,411)	(7,368)
Accumulated other comprehensive income	(5,050)	(5,314)
Total stockholders’ equity	111,174	115,540
Total Liabilities and Stockholders’ Equity	$267,968	$270,634
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Nine months ended
	September 30,
	2007	2006
Operating Activities
Net income	$8,815	$5,418
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	16,354	7,415
Undistributed earnings from investments in equity affiliates	(434)	(1,359)
Provision for uncollectible accounts	1,142	450
Amortization of investment tax credits	(23)	(21)
Deferred income tax (benefit) expense	486	(269)
Net gain on sales of investments	(29)	(10)
Gain on license exchange	(409)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,253)	249
Other current assets	(661)	42
Accounts payable and accrued liabilities	(46)	(1,819)
Stock-based compensation tax benefit	(149)	(10)
Other - net	427	507
Total adjustments	15,405	5,175
Net Cash Provided by Operating Activities	24,220	10,593
Investing Activities
Construction and capital expenditures	(12,124)	(6,158)
Net investments in affiliates	-	(633)
Dispositions	993	72
Acquisitions, net of cash acquired	(233)	(115)
Proceeds from sale of marketable securities	471	-
Proceeds from sale of debt and equity securities	414	-
Investments in debt and equity securities	(301)	-
Other	28	8
Net Cash Used in Investing Activities	(10,752)	(6,826)
Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(4,279)	2,336
Issuance of long-term debt	7,898	1,491
Repayment of long-term debt	(3,008)	(2,882)
Purchase of treasury shares	(8,912)	(1,359)
Issuance of treasury shares	1,736	463
Dividends paid	(6,584)	(3,873)
Stock-based compensation tax benefit	149	10
Other	(172)	74
Net Cash Used in Financing Activities	(13,172)	(3,740)
Net increase in cash and cash equivalents	296	27
Cash and cash equivalents beginning of year	2,418	1,224
Cash and Cash Equivalents End of Period	$2,714	$1,251

Cash paid during the nine months ended September 30 for:
Interest	$2,518	$1,503
Income taxes, net of refunds	$2,028	$2,249

See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Nine months ended
	September 30, 2007
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,352
Issuance of shares		134
Stock based compensation		48
Balance at end of period		$91,534

Retained Earnings
Balance at beginning of year		$30,375
Net income ($1.42 per diluted share)		8,815
Dividends to stockholders ($1.065 per share)		(6,525)
Adoption of FIN 48		(50)
Other		(9)
Balance at end of period		$32,606

Treasury Shares
Balance at beginning of year	(256)	$(7,368)
Purchase of shares	(230)	(8,912)
Issuance of shares	63	1,869
Balance at end of period	(423)	$(14,411)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(5,314)
Purchase accounting adjustment to apply FAS 158, net of tax		46
Other comprehensive income (loss) (see Note 3)		218
Balance at end of period		$(5,050)
See Notes to Consolidated Financial Statements	.

 AT&T INC.
 SEPTEMBER 30, 2007

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
 Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Forms 10-Q for interim periods.

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

Employee Separations In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” (FAS 112) we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At September 30, 2007, we had severance accruals under FAS 112 of $156, of which $132 was established as merger-related severance accruals. At December 31, 2006, we had severance accruals of $263.

New Accounting Standards
FIN 48 We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. As required by FIN 48, we reclassified deferred income tax liabilities of $6,225 from our “Deferred income taxes” for unrecognized tax benefits, of which $6,100 was included in “Other noncurrent liabilities” and $175 was included in “Accrued taxes” on our Consolidated Balance Sheets and the remaining $50 was recorded as a reduction to the beginning of year retained earnings to reflect the cumulative effect of adoption of FIN 48 in the first quarter. In May 2007, the FASB issued further guidance on whether a tax position is effectively settled, the adoption of which did not have a material impact.

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The total amount of unrecognized tax benefits including interest and penalties at January 1, 2007 was $6,275, of which $1,913 would favorably affect income tax expense in future periods. The $1,913 is net of related deferred tax assets. During the third quarter, we reduced our unrecognized tax benefits by $390. The significant components of the reduction were a decrease of $261 as a result of settlement of an Internal Revenue Service (IRS) audit, a decrease of $229 due to a change in management’s measurement of benefits related to capital losses claimed on our 2002 tax return, and an increase of $116 due to interest accruals and current period unrecognized tax benefits. The total amount of unrecognized tax benefits including interest and penalties at September 30, 2007 was $5,791, of which $4,136 was included in “Other noncurrent liabilities” and $1,655 was included in “Accrued taxes” on our Consolidated Balance Sheets. Of our total unrecognized tax benefits balance of $5,791, we expect to pay $1,655 within one year. We cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time. Of the September 30, 2007 balance, $1,909 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect income tax expense in future periods. This amount is net of related deferred tax assets.

We record interest and penalties related to federal, state and foreign unrecognized tax benefits in income tax expense. Accrued interest and penalties included in unrecognized tax benefits were $1,380 and $1,364 as of January 1, 2007 and September 30, 2007, respectively.

The Company and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our income tax returns are regularly audited and reviewed by the IRS as well as state and foreign taxing authorities.

The IRS has completed field examinations of AT&T’s tax returns through 2002 and all audit periods prior to 1998 are closed for federal purposes. We were unable to reach agreement with the IRS on one issue related to our 1998 and 1999 tax returns and, as a result, we have filed a refund suit in U.S. District Court. We have withdrawn from the IRS “Expedited Resolution of Uncertain Tax Positions Initiative” with regard to capital losses claimed on our 2002 tax returns and have requested that this issue be included in the IRS Appeals Division (Appeals) settlement meetings regarding our 2000-2002 returns. We may reach a resolution of this examination cycle during the next twelve months but, at this time, we are not able to determine the impact that resolution may have on our unrecognized tax benefits. The IRS is currently examining the AT&T 2003-2005 tax returns, and we expect their fieldwork to be completed during 2008.

The IRS has completed the examination of all acquired entity tax returns through 2003 (AT&T Corp. through 2004) and, with the exception of BellSouth, all years through 2001 are closed. We expect to settle the AT&T Corp. 2005 examination within the next twelve months with an immaterial impact on our unrecognized tax benefits. Appeals has issued BellSouth an assessment for years 1999-2001 which was paid during the second quarter, and we are reviewing our options with this case.

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

AT&T INC.
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the BellSouth assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first nine months of 2007.

	BellSouth Purchase Price Allocation
	As of		As of
	12/31/06	Adjustments	9/30/07
Assets acquired
Current assets	$4,875	$42	$4,917
Property, plant and equipment	18,498	249	18,747
Intangible assets not subject to amortization:
Trademark/name	330	-	330
Licenses	214	100	314
Intangible assets subject to amortization:
Customer lists and relationships	9,230	145	9,375
Patents	100	-	100
Trademark/name	211	-	211
Investments in AT&T Mobility	32,759	-	32,759
Other investments	2,446	(3)	2,443
Other assets	11,211	(97)	11,114
Goodwill	26,467	(92)	26,375
Total assets acquired	106,341	344	106,685

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,288	(528)	4,760
Long-term debt	15,628	(4)	15,624
Deferred income taxes	10,318	797	11,115
Postemployment benefit obligation	7,086	(70)	7,016
Other noncurrent liabilities	1,223	128	1,351
Total liabilities assumed	39,543	323	39,866
Net assets acquired	$66,798	$21	$66,819

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
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

BellSouth’s 40% economic ownership of AT&T Mobility has been recorded above as “Investment in AT&T Mobility,” and has been eliminated in our Consolidated Balance Sheets. We have recorded the consolidation of AT&T Mobility as a step acquisition, retaining 60% of AT&T Mobility’s prior book value and adjusting the remaining 40% to fair value. The following table summarizes the preliminary estimated fair values (40%) and historical book values (60%) of the AT&T Mobility assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date and adjustments made thereto during the first nine months of 2007.

	Fair Value Adjustments AT&T Mobility
	As of		As of
	12/31/06	Adjustments	9/30/07
Assets acquired
Current assets	$6,988	$3	$6,991
Property, plant and equipment	19,687	(411)	19,276
Intangible assets not subject to amortization:
Licenses	33,979	887	34,866
Intangible assets subject to amortization:
Customer lists and relationships	7,583	479	8,062
Trademark/names	343	(127)	216
Other	176	(44)	132
Other assets	1,086	2	1,088
Goodwill	27,429	(377)	27,052
Total assets acquired	97,271	412	97,683

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	7,014	384	7,398
Intercompany debt	9,043	-	9,043
Long-term debt	12,559	-	12,559
Deferred income taxes	5,459	71	5,530
Postemployment benefit obligation	301	93	394
Other noncurrent liabilities	2,007	(92)	1,915
Total liabilities assumed	36,383	456	36,839
Net assets acquired	$60,888	$(44)	$60,844

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
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Valuation and Other Adjustments
As AT&T Corp. (ATTC) and BellSouth stock options that were converted at the time of the respective mergers are exercised, the tax effect on those options may further reduce goodwill. As of September 30, 2007, we had recorded $8 in related goodwill reductions for ATTC and $28 for BellSouth.

Included in the current liabilities reported on our Consolidated Balance Sheet are accruals established under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of ATTC and BellSouth.

Included in the liabilities assumed for the December 2006 acquisition of BellSouth was accrued severance of $535 for BellSouth employees and $44 for AT&T Mobility employees, all of which will be paid from company cash. In addition to the severance accruals, we also maintained the accruals that were established by AT&T Mobility associated with their acquisition of AT&T Wireless, Inc. (AWE). The AWE-related accruals are for plans affecting the integration of retail stores, administrative space and networks acquired in AT&T Mobility’s acquisition of AWE. During 2007, we recorded additional accruals for severance, lease terminations and equipment removal costs at AT&T Mobility. We will continue to evaluate these accruals through the end of the allocation period.

Following is a summary of the accruals recorded at December 31, 2006, cash payments made during the first nine months of 2007 and the purchase accounting adjustments thereto, for the acquisitions of ATTC and BellSouth.

	12/31/06	Cash	Additional		9/30/07
	Balance	Payments	Accruals	Adj.	Balance
Severance accruals paid from:
Company funds	$986	$(348)	$16	$(72)	$582
Pension and postemployment benefit plans	183	(39)	-	-	144
Lease terminations	146	(72)	220	24	318
Equipment removal and other related costs	117	(110)	152	(28)	131
Total	$1,432	$(569)	$388	$(76)	$1,175

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2007 and 2006 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities and net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies, and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$3,063	$2,165	$8,815	$5,418
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(14)	29	4	(16)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(15)	(17)	134	17
Reclassification adjustment for gains realized in net income	3	-	(37)	(8)
Net unrealized gains (losses) on cash flow hedges: Unrealized gains (losses)	(15)	-	(51)	2
Reclassification adjustment for losses realized in net income	5	4	13	12
Defined benefit postretirement plans:
Amortization of net actuarial loss included in net income	87	-	262	-
Amortization of prior service benefit included in net income	(35)	-	(106)	-
Other	-	-	(1)	1
Other comprehensive income	16	16	218	8
Total Comprehensive Income	$3,079	$2,181	$9,033	$5,426

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and nine months ended September 30, 2007 and 2006 is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$3,063	$2,165	$8,815	$5,418
Dilutive potential common shares:
Other stock-based compensation	2	2	6	5
Numerator for diluted earnings per share	$3,065	$2,167	$8,821	$5,423
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	6,088	3,873	6,152	3,880
Dilutive potential common shares:
Stock options	26	5	25	4
Other stock-based compensation	15	14	19	16
Denominator for diluted earnings per share	6,129	3,892	6,196	3,900
Basic earnings per share
Net income	$0.50	$0.56	$1.43	$1.40
Diluted earnings per share
Net income	$0.50	$0.56	$1.42	$1.39

At September 30, 2007, we had issued and outstanding options to purchase approximately 241 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 73 million shares in the third quarter and 100 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

At September 30, 2006, we had issued and outstanding options to purchase 234 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 189 million shares in the third quarter and 212 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods.

At September 30, 2007, the exercise price of 169 million share options was below market price.

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. Interest expense, interest income and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. As a result of the December 29, 2006 acquisition of BellSouth, we have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segments. We have four reportable segments: (1) wireline, (2) wireless, (3) advertising & publishing and (4) other.

The wireline segment provides both retail and wholesale landline communications services, including local and long-distance voice, switched access, Internet protocol and Internet access data, messaging services, managed networking to business customers, AT&T U-versesm TV service (U-verse) and satellite television services through our agency agreements with EchoStar Communications Corp. and the DIRECTV Group, Inc.

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

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YPC, which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. For segment reporting disclosure, we have carried forward the deferred revenue and deferred cost balances for BellSouth at the acquisition date in order to reflect how the segment is managed. This is different for consolidated reporting purposes as under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date are not recognized and therefore were not included in the opening balance sheet. For management reporting purposes, we continue to amortize these balances over the life of the directory. Thus, our advertising & publishing segment results include revenue of $196 in the third quarter and $911 for the first nine months and expenses of $64 in the third quarter and $291 for the first nine months of 2007, related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth. These amounts are eliminated in the consolidations and eliminations column in the reconciliation below.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Prior to December 29, 2006, this segment also included our results from AT&T Mobility as equity in net income of affiliates, as discussed above.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireline, Wireless, Advertising & Publishing and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense, interest income and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising & publishing revenue and expenses in 2007 related to directories published in the Southeast region during 2006, mentioned previously. In 2006, since our 60% share of the results from AT&T Mobility is already included in the Other column, the Wireless Elimination column removes the non-consolidated results shown in the wireless segment.

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2007
					Consolidation
	Wireline	Wireless	Advertising & Publishing	Other	and Elimination	Consolidated Results
Revenues from external customers	$17,471	$10,911	$1,436	$510	$(196)	$30,132
Intersegment revenues	469	26	21	52	(568)	-
Total segment operating revenues	17,940	10,937	1,457	562	(764)	30,132
Operations and support expenses	11,725	7,262	755	399	(635)	19,506
Depreciation and amortization expenses	3,333	1,709	238	41	1	5,322
Total segment operating expenses	15,058	8,971	993	440	(634)	24,828
Segment operating income	2,882	1,966	464	122	(130)	5,304
Interest expense	-	-	-	-	887	887
Equity in net income (loss) of affiliates [1]	-	(40)	-	159	43	162
Other income (expense) – net	-	-	-	-	(17)	(17)
Segment income before income taxes	$2,882	$1,926	$464	$281	$(991)	$4,562
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

At September 30, 2007 or for the nine months ended
					Consolidation
	Wireline	Wireless	Advertising & Publishing	Other	and Elimination	Consolidated Results
Revenues from external customers	$52,425	$31,254	$4,328	$1,483	$(911)	$88,579
Intersegment revenues	1,494	75	50	181	(1,800)	-
Total segment operating revenues	53,919	31,329	4,378	1,664	(2,711)	88,579
Operations and support expenses	34,958	20,826	2,281	1,340	(2,092)	57,313
Depreciation and amortization expenses	10,073	5,410	743	128	-	16,354
Total segment operating expenses	45,031	26,236	3,024	1,468	(2,092)	73,667
Segment operating income	8,888	5,093	1,354	196	(619)	14,912
Interest expense	-	-	-	-	2,639	2,639
Equity in net income (loss) of affiliates [1]	-	(131)	-	533	143	545
Other income (expense) – net	-	-	-	-	614	614
Segment income before income taxes	$8,888	$4,962	$1,354	$729	$(2,501)	$13,432

Segment Assets	$170,477	$96,158	$9,508	$172,455	$(180,630)	$267,968
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2006
					Consolidation
	Wireline	Wireless	Advertising & Publishing	Other	and Elimination	Wireless Elimination	Consolidated Results
Revenues from external customers	$14,305	$9,561	$907	$418	$-	$(9,553)	$15,638
Intersegment revenues	1	-	6	51	(58)	-	-
Total segment operating revenues	14,306	9,561	913	469	(58)	(9,553)	15,638
Operations and support expenses	9,563	6,561	431	349	(59)	(6,561)	10,284
Depreciation and amortization expenses	2,387	1,582	1	42	2	(1,577)	2,437
Total segment operating expenses	11,950	8,143	432	391	(57)	(8,138)	12,721
Segment operating income	2,356	1,418	481	78	(1)	(1,415)	2,917
Interest expense	-	-	-	-	442	-	442
Equity in net income (loss) of affiliates [1]	-	(36)	(2)	644	1	42	649
Other income (expense) – net	-	-	-	-	109	-	109
Segment income before income taxes	$2,356	$1,382	$479	$722	$(333)	$(1,373)	$3,233
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

For the nine months ended September 30, 2006
					Consolidation
	Wireline	Wireless	Advertising & Publishing	Other	and Elimination	Wireless Elimination	Consolidated Results
Revenues from external customers	$43,161	$27,774	$2,716	$1,263	$-	$(27,750)	$47,164
Intersegment revenues	2	-	30	127	(159)	-	-
Total segment operating revenues	43,163	27,774	2,746	1,390	(159)	(27,750)	47,164
Operations and support expenses	29,888	19,657	1,298	1,010	(159)	(19,657)	32,037
Depreciation and amortization expenses	7,266	4,874	2	127	-	(4,854)	7,415
Total segment operating expenses	37,154	24,531	1,300	1,137	(159)	(24,511)	39,452
Segment operating income	6,009	3,243	1,446	253	-	(3,239)	7,712
Interest expense	-	-	-	-	1,378	-	1,378
Equity in net income (loss) of affiliates [1]	-	(99)	(13)	1,421	2	127	1,438
Other income (expense) – net	-	-	-	-	315	-	315
Segment income before income taxes	$6,009	$3,144	$1,433	$1,674	$(1,061)	$(3,112)	$8,087
1 The Wireless column includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

AT&T INC.
SEPTEMBER 30, 2007

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accordance with GAAP, combined pension and postretirement cost for 2007 includes costs for BellSouth and AT&T Mobility employees, whereas 2006 does not. In the following table, gains are denoted with parentheses and losses are not.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Pension cost:
Service cost – benefits earned during the period	$314	$262	$943	$787
Interest cost on projected benefit obligation	803	627	2,411	1,881
Expected return on assets	(1,367)	(1,008)	(4,101)	(2,992)
Amortization of prior service cost	36	37	107	112
Recognized actuarial loss	61	91	181	271
Net pension cost (benefit)	$(153)	$9	$(459)	$59

Postretirement benefit cost:
Service cost – benefits earned during the period	$127	$108	$381	$326
Interest cost on accumulated postretirement
benefit obligation	644	485	1,931	1,457
Expected return on assets	(336)	(234)	(1,010)	(701)
Amortization of prior service benefit	(90)	(90)	(270)	(269)
Recognized actuarial loss	72	119	220	354
Postretirement benefit cost	$417	$388	$1,252	$1,167

Combined net pension and postretirement cost	$264	$397	$793	$1,226

Our combined net pension and postretirement cost decreased $133 in the third quarter and $433 for the first nine months of 2007. Net pension and postretirement costs in 2007 reflect the December 2006 acquisition of BellSouth, which, due to the funded status of the BellSouth pension plans, increased the pension assets on which we calculate our expected return on plan assets of 8.5% to a greater degree than the additional service and interest costs. Also contributing to the decreased combined pension and postretirement cost were changes in our actuarial assumptions, which included the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and recent favorable asset returns, which decreased the recognition of net losses.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $3 in the third quarter and $11 for the nine months of 2007 and $4 in the third quarter and $18 for the first nine months of 2006.

AT&T INC.
SEPTEMBER 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management retirees with nonqualified, unfunded supplemental retirement plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $50 in the third quarter and $146 for the first nine months of 2007, of which $37 and $109 was interest cost, respectively. Net supplemental retirement pension benefits cost was $38 in the third quarter and $113 for the first nine months of 2006, of which $26 and $77 was interest cost, respectively.

AT&T INC.
SEPTEMBER 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
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

Consolidated Results  We completed our acquisition of BellSouth Corporation (BellSouth) on December 29, 2006. We thereby acquired BellSouth’s 40% economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100% ownership of AT&T Mobility. In accordance with U.S. generally accepted accounting principles (GAAP), operating results for BellSouth and AT&T Mobility prior to our acquisition (i.e., all but the final two days of 2006) were not included in our 2006 operating results and are therefore not discussed. Accordingly, the following discussion of changes in our operating revenues and expenses is significantly affected by the BellSouth acquisition. Prior to the BellSouth acquisition, our 60% share of AT&T Mobility’s results was included in our net income and reported as equity in net income of affiliates. Our financial results in the third quarter and for the first nine months of 2007 and 2006 are summarized as follows:

	Third Quarter			Nine-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Operating revenues	$30,132	$15,638	92.7%	$88,579	$47,164	87.8%
Operating expenses	24,828	12,721	95.2	73,667	39,452	86.7
Operating income	5,304	2,917	81.8	14,912	7,712	93.4
Income before income taxes	4,562	3,233	41.1	13,432	8,087	66.1
Net Income	3,063	2,165	41.5	8,815	5,418	62.7

Overview
Operating income  Our operating income increased $2,387 in the third quarter and $7,200 for the first nine months, reflecting the addition of BellSouth’s and AT&T Mobility’s operating results as noted above. Our operating income margin decreased in the third quarter from 18.7% in 2006 to 17.6% in 2007 and increased for the first nine months from 16.4% in 2006 to 16.8% in 2007. The third quarter of 2006 reflected expense reductions due to a change in our vacation policy. Results for the quarter and nine months ended reflected merger-related charges and the additional amortization expense on intangibles identified and recorded in connection with the BellSouth and AT&T Corp. (ATTC) acquisitions, non-merger severance and non-recurring adjustments, partially offset by operational improvements, merger synergies and the addition of the higher-margined wireline operations at BellSouth. As we amortize several merger-related intangible assets using the sum-of-the-months-digits method of amortization, amortization expense decreases as the amount of time we hold the assets increases.

The positive impact of the BellSouth acquisition was slightly offset by the continued decline of our retail access lines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenue should customers choose AT&T Mobility as their alternative provider.

Operating revenues  Our operating revenues increased $14,494, or 92.7%, in the third quarter and $41,415, or 87.8%, for the first nine months primarily due to our acquisition of BellSouth and the resulting inclusion of BellSouth and wireless revenues in our operating revenues. Also contributing to the operating revenue increase was continuing growth in data, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues. Wireless data growth has also been strong and is expected to continue.

AT&T INC.
SEPTEMBER 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Operating expenses  Our operating expenses increased $12,107, or 95.2%, in the third quarter and $34,215, or 86.7%, for the first nine months of 2007 primarily due to the above-mentioned acquisition of BellSouth. Operating expenses included merger integration costs of $326 in the third quarter and $891 for the first nine months, and amortization expense on intangible assets identified at the time of either the BellSouth or the ATTC acquisitions of $1,365 in the third quarter and $4,607 for the first nine months. We are amortizing these intangibles using the sum-of-the-months-digits method, which means that we will record higher expenses in earlier periods. Partially offsetting these increases were merger synergies of approximately $670 in the third quarter and $2,000 for the first nine months, reflecting progress with the integration of BellSouth, AT&T Mobility and ATTC, workforce reductions and other cost-reduction initiatives.

Interest expense increased $445 in the third quarter and $1,261, or 91.5%, for the first nine months of 2007. The increase was primarily due to higher average debt balances resulting from the inclusion of BellSouth and AT&T Mobility outstanding debt on our consolidated balance sheet.

Equity in net income of affiliates decreased $487, or 75.0%, in the third quarter and $893, or 62.1%, for the first nine months of 2007. The decrease is a result of the change in accounting for AT&T Mobility to a wholly-owned subsidiary. Prior to the BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with our joint-venture partner, BellSouth. As a result of the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary of AT&T and is reported in our wireless segment and our Consolidated Statements of Income. This decrease was slightly offset by improved results from our investments in América Móvil S.A. de C.V. (América Móvil) and Teléfonos de México, S.A. de C.V. (Telmex).

Other income (expense) – net  We had other expense of $17 in the third quarter and other income of $614 for the first nine months of 2007, as compared to other income of $109 in the third quarter and $315 for the first nine months of 2006. Results in the third quarter of 2007 primarily included $43 in minority interest expenses and $24 from the loss on sale of cost investments, partially offset by interest income of $44. Results in the third quarter of 2006 primarily consisted of $98 of interest income, $14 related to leveraged lease and royalty income and other expenses of $5 related to fair value adjustments on financial instruments.

Results for the first nine months of 2007 primarily included gains of $409 related to a wireless spectrum license exchange, $127 for the sale of administrative buildings and other non-strategic assets, $118 of interest income and $29 for the sale of cost investments. These gains were partially offset by $143 in minority interest expenses.

Results for the first nine months of 2006 primarily consisted of interest income of $278, royalty income of $15, a gain of $10 on the sale of shares of Covad Communications Group, Inc, and leveraged lease income of $8. These gains were partially offset by other expenses of $20 related to fair value adjustments on financial instruments and net exchange rate losses.

Income taxes increased $431, or 40.4%, in the third quarter and $1,948, or 73.0%, for the first nine months of 2007. The increase in income taxes in the third quarter and for the first nine months was primarily due to higher operating income in 2007 reflecting the addition of BellSouth’s and its share of AT&T Mobility’s operating results. Our effective tax rates were 32.9% in the third quarter of 2007 compared to 33.0% in the third quarter of 2006, and 34.4% for the first nine months of 2007 compared to 33.0% for the first nine months of 2006. The increase in our effective tax rate for the first nine months of 2007 was primarily due to the consolidation of AT&T Mobility and an increase in income before income taxes. The effective tax rate for the third quarter of 2007 reflects a benefit related primarily to adjustments to our unrecognized tax benefits partially offset by the impact of a state law change.

AT&T INC.
SEPTEMBER 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
(September 30, 2006 amounts do not include BellSouth)
	September 30,
	2007	2006
Wireless customers (000)[1]	65,666	58,666
In-region consumer revenue connections (000)[2,7]	49,639	33,197
In-region network access lines in service (000)[3]	62,871	47,087
In-region wholesale lines (000)[3,7]	3,849	4,493
In-region broadband connections (000)[3,4,7]	13,760	8,155
In-region video connections (000)[3,5,7]	2,112	643
Debt ratio[6]	35.3%	36.3%
Number of AT&T employees	303,670	179,420
1  Amounts represent 100% of the wireless customers of AT&T Mobility.
2  Consumer revenue connections include retail access lines, broadband and video.
3  In-region represents access lines served by AT&T’s incumbent local exchange companies (ILECs).
4  Broadband connections include DSL, U-verse high speed Internet access and satellite broadband.
5  Video connections include customers that have satellite service under our agency and resale agreements with EchoStar and DIRECTV and U-verse video connections.
6  See our “Liquidity and Capital Resources” section for discussion.
7  Prior year amounts restated to conform to current year methodology.

Supplemental Information
To provide improved comparability versus previous results, below is a supplemental table providing pro forma consolidated operating revenues assuming the closing date for the BellSouth acquisition was January 1, 2005.

Supplemental Consolidated Operating Revenues Information
	Third Quarter			Nine-Month Period
	Actual	Pro Forma	Percent	Actual	Pro Forma	Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Voice	$10,164	$10,850	(6.3)%	$30,997	$32,955	(5.9)%
Data	5,880	5,579	5.4	17,281	16,521	4.6
Wireless service	9,834	8,646	13.7	28,417	24,910	14.1
Directory	1,240	1,456	(14.8)	3,417	4,332	(21.1)
Other	3,014	2,861	5.3	8,467	8,778	(3.5)
Total Operating Revenues	$30,132	$29,392	2.5%	$88,579	$87,496	1.2%

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

Pro forma data growth was led by an increase in IP data revenues of 12.8% in the third quarter and 12.1% for the first nine months of 2007, with strength in high speed Internet, managed Internet, Virtual Private Network (VPN) and hosting services. Data transport service revenues were up 0.8% in the third quarter and 1.4% for the first nine months, and packet switched data revenues, which include frame relay and asynchronous transfer mode (ATM) services, were down 5.4% and 6.6%, respectively, consistent with industry trends and results of recent quarters.

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

AT&T INC.
SEPTEMBER 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Pro forma directory results are lower in 2007 due to the purchase accounting treatment of directories delivered by BellSouth’s advertising and publishing businesses in the 12 months prior to the merger (see Note 5). In accordance with GAAP, the deferred revenues from these books were not included in the opening balance sheet and are therefore not included in the 2007 directory revenues. Had those deferred revenues been included in 2007, directory revenues would have increased by $196 in the third quarter and $911 for the first nine months.

Pro forma other revenues are higher in the third quarter reflecting improved wireless handset sales, and lower for the first nine months in 2007 due to a decline in demand for integration services and customer premises equipment.

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

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. This segment also includes the results of YELLOWPAGES.COM (YPC), which was a joint venture with BellSouth prior to the December 29, 2006 acquisition and is now a wholly-owned subsidiary of AT&T. In 2006, our portion of the results from YPC were recorded in this segment as equity in net income of affiliates. Our advertising & publishing segment results include revenue of $196 in the third quarter and $911 for the first nine months and expenses of $64 in the third quarter and $291 for the first nine months of 2007, related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth (see Note 5).

The other segment includes results from Sterling Commerce Inc. (Sterling), customer information services and all corporate and other operations. The other segment includes our portion of the results from our international equity investments. In 2006, this segment also included our results from AT&T Mobility as equity in net income of affiliates, as discussed above.

AT&T INC.
SEPTEMBER 30, 2007

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

The following tables show components of results of operations by segment. A discussion of significant segment results is also presented following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireline
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Voice	$10,356	$8,400	23.3%	$31,619	$25,524	23.9%
Data	6,076	4,598	32.1	17,918	13,633	31.4
Other	1,508	1,308	15.3	4,382	4,006	9.4
Total Segment Operating Revenues	17,940	14,306	25.4	53,919	43,163	24.9
Segment operating expenses
Cost of sales	7,620	6,495	17.3	22,801	20,072	13.6
Selling, general and administrative	4,105	3,068	33.8	12,157	9,816	23.8
Depreciation and amortization	3,333	2,387	39.6	10,073	7,266	38.6
Total Segment Operating Expenses	15,058	11,950	26.0	45,031	37,154	21.2
Segment Income	$2,882	$2,356	22.3%	$8,888	$6,009	47.9%

Operating Income and Margin Trends
Our wireline segment operating income increased $526 in the third quarter and $2,879 for the first nine months reflecting the addition of BellSouth’s operating results in 2007. Our wireline segment operating income margin decreased in the third quarter from 16.5% in 2006 to 16.1% in 2007 and increased for the first nine months from 13.9% in 2006 to 16.5% in 2007. Our third-quarter expenses reflect charges related to legal proceedings, contract termination and severance charges. Results for the third quarter and nine months ended  reflect lower expenses as a result of merger synergies and the addition of higher-margined operations of BellSouth, partially offset by merger-related charges and additional amortization expense on those intangibles identified at the time of our acquisitions of BellSouth and ATTC. Our operating income continued to be pressured by access line declines due to increased competition, as customers disconnected both primary and additional lines and switched to alternative technologies, such as wireless, VoIP and cable for voice and data. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video and voice. For example, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Wireline Operating Results
All changes other than those specifically stated as being due to the BellSouth acquisition are related to pre-acquisition wireline operations.

Voice revenues increased $1,956, or 23.3%, in the third quarter of 2007 and $6,095, or 23.9%, for the first nine months of 2007 primarily due to the acquisition of BellSouth. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues increased $1,661, or 37.4%, in the third quarter and $5,230, or 39.1%, for the first nine months of 2007 due to the acquisition of BellSouth, which increased local voice revenues approximately $1,990 in the third quarter and $6,070 for the first nine months of 2007. Local voice revenues also increased in the third quarter due to pricing increases for regional telephone service, custom calling features and inside wire maintenance agreements. These increases were partially offset by expected declines in revenues from ATTC’s mass-market customers to which no proactive marketing occurs. Local voice revenues were also negatively impacted by continued declines in customer demand for sales of calling features and inside wire agreements. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ alternative technology and the disconnection of additional lines for DSL service and other reasons.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

•
Long-distance revenues increased $230, or 6.4%, in the third quarter and $594, or 5.4%, for the first nine months of 2007 due to the acquisition of BellSouth, which increased long-distance revenues approximately $535 and $1,555 respectively. Contributing to the increases were continuing higher long-distance penetration levels in our original 13 states in the third quarter. These increases were primarily offset by a continuing decrease in demand for long-distance service, mostly due to an expected decline in ATTC’s mass-market customers, mentioned previously. Our long-distance revenue increase was also partially offset in the third quarter by competitive pricing for large-business customers and a decrease in demand for prepaid calling cards.

•
Local wholesale revenues increased $65, or 17.2%, in the third quarter and $271, or 23.1%, for the first nine months of 2007 primarily due to the acquisition of BellSouth, which increased local wholesale revenues approximately $150 in the third quarter and $470 for the first nine months. This increase was partially offset by lower demand for local wholesale services primarily due to the decreased demand for resold lines provided to competitors. However, this decrease in demand for our local wholesale lines was partially offset by price increases as we negotiate long-term contracts.

Data revenues increased $1,478, or 32.1%, in the third quarter and $4,285, or 31.4%, for the first nine months of 2007. Data revenues accounted for approximately 33% of our wireline operating revenues in the third quarter and for the first nine months of 2007 and over 31% of wireline operating revenues in the third quarter and for the first nine months of 2006. Data revenues include transport, IP and packet switched data services.

IP data revenues increased $779, or 47.4%, in the third quarter and $2,213, or 46.3%, for the first nine months of 2007, primarily due to the acquisition of BellSouth, which increased IP data approximately $565 and $1,640, respectively. Included in IP data revenues are DSL, dedicated Internet access, VPN and other hosting services. VPN and dedicated Internet access services contributed to IP data growth in 2007 due to continued growth in the customer base and migration from other traditional circuit-based products.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multi-site businesses), increased $679, or 30.7%, in the third quarter and $2,031, or 30.7%, for the first nine months of 2007, almost entirely due to the acquisition of BellSouth.

Our packet switched services, which include frame relay, ATM and managed packet services, increased $20, or 2.7%, in the third quarter and $41, or 1.8%, for the first nine months of 2007 primarily due to the acquisition of BellSouth, which increased packet switched services revenue approximately $80 in the third quarter and $205 for the first nine months of 2007. This increase was almost entirely offset by both competitive pricing and lower demand as customers continue to shift to IP-based technology. We expect these services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $200, or 15.3%, in the third quarter and $376, or 9.4%, for the first nine months of 2007, due to our acquisition of BellSouth, which increased other operating revenue approximately $220 in the third quarter and $680 for the first nine months. Major items included in other operating revenues are integration services and customer premises equipment, government-related services, state and municipal fees, outsourcing and international data bundles, which account for over 76% of total other operating revenue for all periods. Equipment sales and related network integration and management services decreased $29 in the third quarter and $205 for the first nine months primarily due to less emphasis on the sale of lower-margin equipment. Revenue also decreased by $70 for the first nine months of 2007 due to the recognition of intellectual property license fees in 2006.

Cost of sales expenses increased $1,125, or 17.3%, in the third quarter and $2,729, or 13.6%, for the first nine months of 2007, due to the acquisition of BellSouth, which increased expenses approximately $1,160 in the third quarter and $3,570 for the first nine months. Cost of sales consists

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

of costs we incur in order to provide our products and services, including costs of operating and maintaining our networks. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes related to elements of our network. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are allocated to our network labor force and other employees who perform the functions listed in this paragraph.

In addition to the impact of the BellSouth acquisition, cost of sales in 2007 increased due to the following:
•
Higher expenses of $165 in the third quarter and for the first nine months due to a change in our policy regarding the timing for earning vacation days made in the third quarter of 2006, which reduced expense in 2006.

•	Higher nonemployee-related expenses, such as contract services, agent commissions and materials and supplies costs, of $75 in the third quarter and $351 for the first nine months.
•	Contract termination and severance charges of $48 incurred in the third quarter and for the first nine months of 2007.
•	Salary and wage merit increases and other bonus accrual adjustments of $19 in the third quarter and $174 for the first nine months.

Offsetting these increases, cost of sales in 2007 decreased due to:
•
Lower traffic compensation expenses (for access to another carrier’s network) of $165 in the third quarter and $662 for the first nine months primarily due to migration of long-distance calls onto our network and a lower volume of national mass-market customers.

•
Lower benefit expenses, consisting primarily of our combined net pension and postretirement cost, of $106 in the third quarter and $395 for the first nine months, primarily due to the increase of our discount rate from 5.75% to 6.00% (a decrease to expense) and favorable asset returns resulting in a decrease in the recognition of net losses. Other benefits decreased primarily due to workforce reductions.

•
Lower cost of equipment sales and related network integration services of $178 for the first nine months primarily due to less emphasis on sales of lower-margin equipment. Costs associated with equipment for large-business customers (as well as DSL) typically are greater than costs associated with services that are provided over multiple years.

•	Lower expenses of $30 in the third quarter and $163 for the first nine months due to the discontinuance of DSL Universal Service Fund fees, which began in the third quarter of 2006.

Selling, general and administrative expenses increased $1,037, or 33.8%, in the third quarter and $2,341, or 23.8%, for the first nine months of 2007, primarily due to the acquisition of BellSouth, which increased expenses approximately $580 in the third quarter and $1,880 for the first nine months of 2007. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including our retail and wholesale customer service centers; centrally-managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent that they relate to employees who perform the functions listed in this paragraph.

In addition to the impact of the BellSouth acquisition, selling, general and administrative expenses in 2007 increased due to the following:
•	Higher expenses of $185 in the third quarter and for the first nine months related to legal proceedings.
•
Higher expenses of $70 in the third quarter and for the first nine months due to a change in our policy regarding the timing for earning vacation days made in the third quarter of 2006, which reduced expense in 2006.

•	Higher provision for uncollectible accounts of $18 in the third quarter and $43 for the first nine months.
•	Salary and wage merit increases and other bonus accrual adjustments of $13 in the third quarter and $84 for the first nine months.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Partially offsetting these increases, selling, general and administrative expenses in 2007 decreased due to:
•	Lower employee levels decreased expenses (primarily salary and wages) by $40 in the third quarter and $203 for the first nine months.
•	Lower nonemployee-related expenses, such as contract services, agent commissions and materials and supplies costs, of $55 for the first nine months.
•	Lower advertising expense of $13 for the first nine months.

Depreciation and amortization expenses increased $946, or 39.6%, in the third quarter and $2,807, or 38.6%, for the first nine months of 2007 primarily due to higher depreciable and amortizable asset bases as a result of the purchase of BellSouth and the inclusion of the associated depreciation for the purchased assets.

Supplemental Information
Because our acquisition of BellSouth has a significant effect on comparative financial information, we have included the following 2007 sequential quarterly results for comparative purposes.

	Three-Month Period Ended
	September 30, 2007	June 30, 2007	March 31, 2007
Segment operating revenues
Voice	$10,356	$10,586	$10,677
Data	6,076	5,980	5,862
Other	1,508	1,427	1,447
Total Segment Operating Revenues	17,940	17,993	17,986
Segment operating expenses
Cost of sales	7,620	7,623	7,558
Selling, general and administrative	4,105	3,959	4,093
Depreciation and amortization	3,333	3,300	3,440
Total Segment Operating Expenses	15,058	14,882	15,091
Segment Income	$2,882	$3,111	$2,895

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Access Line, Broadband Connections and Video Connections Summary
Our in-region switched access lines at September 30, 2007 and 2006 are shown below and access line trends are addressed throughout this segment discussion. Because our acquisition of BellSouth has a significant effect on comparative information, we have included first- and second-quarter 2007 information as well as pro forma amounts below as of September 30, 2006 for comparative purposes, as if the companies had been combined.

In-Region [1]
	Actual	Actual	Actual	Actual	Pro forma
	September 30,	June 30,	March 31,	September 30,	September 30,
(in 000’s)	2007	2007	2007	2006	2006
Switched Access Lines
Retail Consumer [2]	35,811	36,399	36,706	25,641	37,588
Retail Business [2]	22,942	23,051	23,160	16,689	23,271
Retail Subtotal[2]	58,753	59,450	59,866	42,330	60,859
Percent of total switched access lines	93.5%	92.8%	91.5%	89.9%	90.1%

Sold to ATTC	327	567	1,105	1,216	1,487
Sold to other CLECs [2,3]	3,522	3,766	4,144	3,277	4,836
Wholesale Subtotal[2]	3,849	4,333	5,249	4,493	6,323
Percent of total switched access lines	6.1%	6.8%	8.0%	9.5%	9.4%

Payphone (Retail and Wholesale) [4]	269	295	314	264	347
Percent of total switched access lines	0.4%	0.4%	0.5%	0.6%	0.5%

Total Switched Access Lines	62,871	64,078	65,429	47,087	67,529

Total Broadband Connections [5]	13,760	13,261	12,861	8,155	11,604

Satellite service [6]	1,986	1,846	1,684	640	1,396
U-verse video	126	51	13	3	3
Video Connections	2,112	1,897	1,697	643	1,399
1 In-region represents access lines served by AT&T’s ILECs.
2 Prior period amounts have been restated to conform to current period reporting methodology.
3 Competitive local exchange carriers (CLECS)
4 Payphone lines are presented above as previously reported. Revenue from these lines is reported in the Other segment.
5 Broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
6 Satellite service includes connections under our agency and resale agreements with EchoStar and DIRECTV.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Wireless
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Segment operating revenues
Service revenues	$9,860	$8,670	13.7%	$28,492	$24,985	14.0%
Equipment revenues	1,077	891	20.9	2,837	2,789	1.7
Total Segment Operating Revenues	10,937	9,561	14.4	31,329	27,774	12.8
Segment operating expenses
Cost of services and equipment sales	4,079	3,725	9.5	11,690	11,218	4.2
Selling, general and administrative	3,183	2,836	12.2	9,136	8,439	8.3
Depreciation and amortization	1,709	1,582	8.0	5,410	4,874	11.0
Total Segment Operating Expenses	8,971	8,143	10.2	26,236	24,531	7.0
Segment Operating Income	1,966	1,418	38.6	5,093	3,243	57.0
Minority Interest and Equity in Net Income (Loss) of Affiliates*	(40)	(36)	(11.1)	(131)	(99)	(32.3)
Segment Income	$1,926	$1,382	39.4%	$4,962	$3,144	57.8%
* Includes minority interest recorded as Other Income (Expense) – Net on the Consolidated Statements of Income

Accounting for AT&T Mobility
Prior to the BellSouth acquisition (see Note 2), we accounted for our 60% economic interest in AT&T Mobility under the equity method since we shared control equally with BellSouth. This means that our consolidated results in the third quarter and for the first nine months of 2006 included our 60% share of AT&T Mobility’s results in “Equity in net income of affiliates” on our Consolidated Statements of Income. Following the BellSouth acquisition, AT&T Mobility became a wholly-owned subsidiary and AT&T Mobility’s results are included as operating revenues and expenses in our Consolidated Statements of Income. However, for all the periods presented, the wireless segment reflects 100% of the results reported by AT&T Mobility based on the management of the business.

Wireless Customer and Operating Trends
As of September 30, 2007, we served 65.7 million wireless customers compared to 61.0 million at December 31, 2006 and 58.7 million at September 30, 2006. Approximately 70% of our wireless customer net additions in the third quarter and first nine months were retail customer additions, and 85% of these additions were postpaid customer additions. Contributing to our net additions was improvement in customer turnover (customer churn) levels due to our strong network performance and attractive products and services offerings, including the Apple iPhone (iPhone), which were partially offset by a slowing growth rate of new wireless users reflecting a maturing wireless industry. Since the June 29, 2007 launch of the iPhone, we have activated nearly 1.0 million iPhone customers through September 30, 2007, of which more than 40% were new customers.

We expect that future revenue growth will become increasingly dependent on minimizing customer churn and increasing average service revenue per user/customer (ARPU), as the wireless industry continues to mature. Wireless service ARPU increased 2.0% compared to the third quarter of 2006 and 0.4% compared to the second quarter of 2007 primarily due to increased data services and postpaid ARPU growth. In the third quarter, data ARPU grew 47.8% year over year and 6.5% compared to the second quarter of 2007. The growth in data ARPU was partially offset by a decline in voice service ARPU of 4.6% year over year and 0.9% compared to the second quarter of 2007. We expect continued pressure on voice service ARPU despite our increasing revenue from data services.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

The effective management of wireless customer churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Wireless customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Our wireless churn rate was 1.7% in the third quarter and for the first nine months of 2007, down from 1.8% in the third quarter and for the first nine months of 2006. The churn rate for postpaid customers was 1.3% in the third quarter and for the first nine months of 2007, down from 1.5% in the third quarter and for the first nine months of 2006. The decline in overall and postpaid churn reflects our broader network coverage, higher network quality, broad array of products and services, exclusive devices and free mobile-to-mobile calling among wireless customers. Sequentially, third quarter churn levels were up slightly reflecting seasonality and mild pressure from our ongoing transition of customers from our Time Division Multiple Access (TDMA) platform to our Global System for Mobile Communication (GSM) network.

Wireless Operating Results
Our wireless segment operating income margin was 18.0% in the third quarter and 16.3% for the first nine months of 2007, which improved over margins of 14.8% in the third quarter and 11.7% for the first nine months of 2006. The higher margins in 2007 were primarily due to revenue growth of $1,376, or 14.4%, in the third quarter and $3,555, or 12.8%, for the first nine months, partially offset by increased operating expenses of $828, or 10.2%, in the third quarter and $1,705, or 7.0%, for the first nine months. The increase reflects growth in data revenues, reduced customer churn and progress on merger integration efforts, especially in improving our network cost structure.

Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,190, or 13.7%, in the third quarter and $3,507, or 14.0% for the first nine months of 2007 and primarily consisted of:
•
Data revenue increases of $707 in the third quarter and $1,952 for the first nine months due to the increased number of data users and an increase in data ARPU of 47.8% in the third quarter and 50.1% for the first nine months, which primarily resulted from increased use of text messaging, email, data access and media bundling services. Our significant data growth also reflects an increased number of subscribers using our 3G (third generation) network. At September 30, 2007, we had nearly 7 million customers using 3G devices, nearly triple the amount of subscribers at March 31, 2007. Data service revenues represented 17.3% of wireless service revenues in 2007 compared to 11.9% in 2006.

•
Voice revenue increases of $473 in the third quarter and $1,518 for the first nine months of 2007, primarily due to an increase in the number of wireless customers of approximately 11.9%, partially offset by a decline in voice ARPU of 4.6% in the third quarter and 4.0% for the first nine months. Included in voice revenues were increases in long-distance and net roaming revenue due to increased international usage.

Equipment revenues increased $186, or 20.9%, in the third quarter and $48, or 1.7%, for the first nine months of 2007. This increase in the third quarter was due to higher handset revenues as a result of an 8.8% increase in retail gross customer additions, customers purchasing higher-priced handsets (including the iPhone) and increased handset upgrades. The increase for the first nine months was due to higher handset revenues related to increased gross customer additions, partially offset by increased equipment discounts, rebate activity and higher prepaid additions as a percentage of retail gross additions during the first half of 2007.

Cost of services and equipment sales expenses increased $354, or 9.5%, in the third quarter and $472, or 4.2%, for the first nine months of 2007. The third-quarter and nine-month increases were primarily due to increased equipment sales expense of $455 in the third quarter and $675 for the first nine months of 2007, due to an increase in sales of higher cost 3G devices, the introduction of the iPhone handset and an increase in the number of handset accessory sales. Total equipment costs continue to be higher than equipment revenues due to the sale of handsets below cost, through direct sales sources, to customers who committed to one-year or two-year contracts or in connection with other promotions.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Equipment sales expense was partially offset by declines in cost of services of $101 in the third quarter and $203 for the first nine months of 2007. These decreases were due to lower interconnect, incollect and long-distance expenses related to network and systems integration and cost reduction initiatives, as well as cost reductions from the continued migration of network usage from the T-Mobile USA (T-Mobile) network in California and Nevada. Our remaining purchase commitment to T-Mobile was $58 at September 30, 2007. Our wireless network expansion is proceeding on schedule with more than 98% of our wireless customers in California and Nevada now transitioned onto our network. The third quarter and first nine months decreases were partially offset by higher network usage, with increases in total system minutes of use of 11.9% in the third quarter and 14.0% for the first nine months, and associated network system expansion and increased equipment costs.

Selling, general and administrative expenses increased $347, or 12.2%, in the third quarter and $697, or 8.3%, for the first nine months of 2007 and included the following:
•
Selling expenses increased $189 in the third quarter and $355 for the first nine months due to increases in sales and advertising expenses and iPhone launch preparation costs, partially offset by a decrease in net commission expense, which was consistent with the increase in prepaid plan sales as a percentage of total retail sales.

•
Customer service and other expense increased $90 in the third quarter and $195 for the first nine months primarily due to increased bad debt expenses and other costs, partially offset by a decline in billing expenses, lower information technology and customer service expenses.

•	Upgrade commission and residual expense increased $68 in the third quarter and $147 for the first nine months due to increased prepaid plan costs and higher handset upgrade activity.

Depreciation and amortization expenses increased $127, or 8.0%, in the third quarter and $536, or 11.0%, for the first nine months of 2007. Amortization expense increased $344 in the third quarter and $1,193 for the first nine months of 2007 primarily due to amortization of identifiable intangible assets related to our acquisition of BellSouth’s 40% ownership interest of AT&T Mobility, partially offset by declining amortization of identifiable AT&T Wireless, Inc. intangible assets acquired by AT&T Mobility in 2004, which are principally amortized using the sum-of-the-months-digits method of amortization.

Depreciation expense decreased $217 in the third quarter and $657 for the first nine months primarily due to certain network assets becoming fully depreciated and purchase accounting adjustments on certain network assets related to acquiring BellSouth’s 40% ownership interest, partially offset by increased expense related to accelerated depreciation on TDMA assets and ongoing capital spending for network upgrades and expansion.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Advertising & Publishing
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Total Segment Operating Revenues	$1,457	$913	59.6%	$4,378	$2,746	59.4%
Segment operating expenses
Cost of sales	440	277	58.8	1,281	853	50.2
Selling, general and administrative	315	154	-	1,000	445	-
Depreciation and amortization	238	1	-	743	2	-
Total Segment Operating Expenses	993	432	-	3,024	1,300	-
Segment Operating Income	464	481	(3.5)	1,354	1,446	(6.4)
Equity in Net Income (Loss) of Affiliates	-	(2)	-	-	(13)	-
Segment Income	$464	$479	(3.1)%	$1,354	$1,433	(5.5)%

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

For segment disclosure purposes, we have carried forward deferred revenue and deferred cost balances for BellSouth in order to reflect how the segment is managed. This is different for consolidated reporting purposes as under Statement of Financial Accounting Standards No. 141, “Business Combinations”, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date are not recognized and therefore were not included in the opening balance sheet (see Note 5). For management reporting purposes, we continue to amortize these balances over the life of the directory. Thus, our advertising & publishing segment results include revenue of $196 and expenses of $64 in the third quarter of 2007 and revenue of $911 and expenses of $291 for the first nine months of 2007 related to directories published in the Southeast region during 2006, prior to our acquisition of BellSouth.

Operating Results
Our advertising & publishing operating income margin was 31.8% in the third quarter of 2007, compared to 52.7% in the third quarter of 2006 and 30.9% in the first nine months of 2007 compared to 52.7% for the first nine months of 2006. The decrease in the segment operating income margin is primarily due to the addition of BellSouth’s operating results including the amortization of BellSouth’s customer lists acquired as a part of the acquisition and an opening balance sheet adjustment to allowance for uncollectibles associated with unbilled receivables established at the time of acquisition.

Operating revenues increased $544, or 59.6%, in the third quarter and $1,632, or 59.4%, for the first nine months of 2007 primarily due to the addition of BellSouth’s operating results, which increased operating revenues approximately $550 in the third quarter and $1,650 for the first nine months of 2007. The increase is largely driven by publishing and Internet advertising revenue.

Operating Expenses increased $561 in the third quarter and $1,724 for the first nine months of 2007 primarily due to the addition of BellSouth’s operating results, which increased total operating expenses by approximately $520 in the third quarter and $1,625 for the first nine months of 2007.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Cost of sales increased $163, or 58.8%, in the third quarter and $428, or 50.2%, for the first nine months of 2007 primarily due to the addition of BellSouth’s operating results, which increased cost of sales by approximately $125 in the third quarter and $405 for the first nine months of 2007. Publishing, commissions, paper and printing costs represent the majority of cost of sales expenses in the third quarter and for the first nine months of 2007.

Selling, general and administrative expenses increased $161 in the third quarter and $555 for the first nine months of 2007 primarily due to the addition of BellSouth’s operating results, which increased selling, general and administrative expenses by approximately $160 in the third quarter and $485 for the first nine months of 2007. Employee, uncollectible and advertising related expenses represent the majority of selling, general and administrative expenses in the third quarter and for the first nine months of 2007.

Depreciation and amortization expenses increased $237 in the third quarter and $741 for the first nine months of 2007 resulting from the amortization of customer lists acquired as a part of the BellSouth acquisition, which increased expenses by $236 in the third quarter and $737 for the first nine months of 2007.

Other
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2007	2006	Change	2007	2006	Change
Total Segment Operating Revenues	$562	$469	19.8%	$1,664	$1,390	19.7%
Total Segment Operating Expenses	440	391	12.5	1,468	1,137	29.1
Segment Operating Income (Loss)	122	78	56.4	196	253	(22.5)
Equity in Net Income of Affiliates	159	644	(75.3)	533	1,421	(62.5)
Segment Income	$281	$722	(61.1)%	$729	$1,674	(56.5)%

Our other segment operating results consist primarily of Sterling, customer information services, corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues increased $93, or 19.8%, in the third quarter and $274, or 19.7%, for the first nine months of 2007 primarily due to the addition of BellSouth’s other operations and increased operating revenue at Sterling.

Segment operating expenses increased $49, or 12.5%, in the third quarter and $331, or 29.1%, for the first nine months of 2007 primarily due to the addition of BellSouth’s other operations and increased operating expenses at Sterling.

Prior to the December 29, 2006 close of the BellSouth acquisition, our other segment included our 60% proportionate share of AT&T Mobility results as equity in net income of affiliates. As a result of the BellSouth acquisition, we own 100% of AT&T Mobility and its results are no longer included in equity in net income of affiliates in this segment or on our Consolidated Statements of Income.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
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

	Third Quarter		Nine-Month Period
	2007	2006	2007	2006
América Móvil	$91	$79	$311	$200
Telmex	60	54	200	167
AT&T Mobility	-	508	-	1,045
Other	8	3	22	9
Other Segment Equity in Net Income of Affiliates	$159	$644	$533	$1,421

Equity in net income of affiliates decreased $485 in the third quarter and $888 for the first nine months of 2007. The decrease was due to a change in accounting for AT&T Mobility, the results of which are no longer included in equity in net income of affiliates in 2007 due to the acquisition of BellSouth. This decrease was partially offset by an increase of $18 in the third quarter and $144 for the first nine months from América Móvil and Telmex primarily due to improved operating results.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview  AT&T subsidiaries operating within the U.S. are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided, and regulation is generally limited to operational licensing authority for the provision of enterprise (i.e., large business) services.

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

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Special Access  In January 2005, the FCC commenced a broad examination of the regulatory framework applicable to interstate special access services provided by price cap local exchange carriers, including whether the special access pricing flexibility rules that the FCC adopted in 1999 have worked as intended. In a notice dated July 9, 2007, the FCC invited interested parties to update the record in that proceeding in light of industry developments since 2005. If the FCC were to modify its special access pricing flexibility regime (such as by mandating further reductions in special access rates), it might negatively impact our operating results.

Broadband Forbearance Order  In October 2007, the FCC adopted an order eliminating Title II dominant carrier regulations and certain “Computer Inquiry” rules previously applicable to optical and packet-switched broadband transmission services provided by our operating companies. Consequently, our operating companies will no longer be subject to, among other things, the FCC’s tariff filing requirements or price cap rules for Frame Relay, ATM, Ethernet, Remote Network Access, SONET, Optical Network or Wave-based broadband services. This order gives us substantial flexibility to offer individually tailored contractual arrangements that better meet our customers’ needs while enabling us to reduce costs and operate more efficiently.

Long Distance Non-Dominance Order  In August 2007, the FCC adopted an order granting regulatory relief to AT&T, Verizon Communications Inc. and Qwest Communications International Inc. and their independent incumbent local exchange carrier affiliates (e.g., AT&T Connecticut). This relief allows us to provide interstate long-distance services free from both structural separation requirements and dominant carrier regulation (e.g., tariffing and price cap requirements), subject to certain limited conditions. As a result of the FCC’s order, our business units will be able to integrate functions across organizations and jointly plan business operations more efficiently than previously possible. We anticipate that this relief will lower our administrative costs and improve our responsiveness to customers. In addition, the FCC eliminated the equal access scripting requirement, which had required AT&T’s customer service representatives to inform new local telephone service customers of the availability of long-distance service from other carriers and to read a list of such carriers to the customer upon request.

FCC Order on Recommendations of the Hurricane Katrina Panel In October 2007, the FCC issued an order revising its previously adopted rule that was designed to improve the reliability, interoperability and recovery of telecommunications in future disasters. The original order required carriers to maintain back-up power, for a specified number of hours, at certain points in the network, such as cell sites and remote terminals. The FCC revised the back-up power rule due to numerous concerns raised by providers about feasibility of compliance with the original rule. Although compliance with the new rule will still require substantial effort by AT&T, it gives us additional flexibility to meet our back-up power obligations by gauging compliance with reference to the original design parameters of assets, exempting assets from the back-up power requirements where compliance is infeasible and permitting us to satisfy our obligations by creating a disaster recovery plan that relies on portable generators and other back-up power sources.

Wireless Universal Service  Our wireless subsidiary, AT&T Mobility, is currently an Eligible Telecommunications Carrier (ETC) for purposes of receiving federal universal service support in certain states. To maintain these designations, the state must certify that the carrier should receive the funds for the subsequent calendar year. We are certified for each state for 2008, and if there are no changes to the federal ETC support mechanism, we will receive approximately $150. In May 2007, the Federal-State Joint Board on Universal Service recommended applying a funding cap to the amount of universal service support received by competitive ETCs. The FCC could act on the Joint Board’s recommendation this year. If the FCC approves the funding cap, it will decrease the amount of support received by AT&T Mobility and other competitive ETCs.

FCC Video Program Access Order  In October 2007, the FCC released an order and Further Notice of Proposed Rule Making addressing video programming issues. The order extends for five years the exclusive contract prohibition of the Communications Act, which bans exclusive contracts for satellite cable programming and satellite broadcast programming between vertically integrated programming vendors and cable operators. The order also improves the FCC’s program access complaint procedures by strengthening the discovery rules and requiring production information necessary to adjudicate a complaint.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Video Service Legislation  A number of states in which we operate have adopted legislation that will make it easier for telecommunications companies to offer television (i.e., video) service. Recently, the attorney general for the State of Mississippi issued an opinion that provided clarity on our authority to use the right-of-way to provide video service.

FCC E911 Order  On September 11, 2007, the FCC adopted an order, the text of which has not yet been released, that would require wireless carriers to achieve E911 location accuracy measured in each of the local areas served by the approximately 6,000 Public Safety Answering Points (PSAPs) across the country. Carriers would have five years to achieve PSAP-level accuracy. Under FCC rules, carriers are required to attempt to deliver location data to PSAPs when callers dial 911. We use a network-based location solution that employs triangulation to estimate the location of the caller. Location data for this network-based solution must be accurate within 300 meters on 95 percent of all calls, and within 100 meters on 67 percent of all calls. The former rules required accuracy measured network-wide. This order, when released, is likely to be appealed by us and the industry, as the record indicates that PSAP-level accuracy is not completely attainable using currently available technology. Depending on technological developments, the text and the interpretation of the final order and the resolutions of any appeals, we could be required to make significant capital expenditures to implement this order.

California High Cost Fund  In June 2006, the California Public Utilities Commission (CPUC) opened a rulemaking to review the California High Cost Fund B (CHCF-B). The CHCF-B program was established in 1996 and was designed to support universal service goals by ensuring that basic telephone service remains affordable in high-cost areas within the service territories of the state’s major incumbent local exchange carriers, such as our AT&T subsidiaries. In September 2007, the CPUC adopted a decision that implemented reforms to the CHCF-B, which we estimate will reduce our payments from the CHCF-B by approximately $160 in 2008 and $260 in 2009.

OTHER BUSINESS MATTERS

Spectrum Licenses  In October 2007, we agreed to purchase spectrum licenses covering 196 million people in the 700 MHz frequency band from Aloha Partners, L.P. for $ 2,500. The spectrum covers many major metropolitan areas, including 72 of the top 100 and all of the top 10 markets in the U.S. We expect to receive all required government approvals and to close the transaction within approximately nine months.  Additionally, we intend to participate in the wireless spectrum auctions scheduled to be held in January 2008 by the FCC.

Interwise  In November 2007, we purchased Interwise®, a leading global provider of voice, web and video conferencing services to businesses for $121.

IBM  In October 2007, we announced that we have entered into a business arrangement with International Business Machines Corp. (IBM). IBM will utilize our global telecommunications and network management services internally and externally to customers. As provisions of this arrangement are enacted, we expect to incur charges of approximately $80 over the next 12 months.

In October, we also announced that we entered into a second arrangement with IBM in which we will increase and expand the information technology services we currently purchase from IBM. We incurred charges of approximately $48 in 2007.

While providing additional revenue, these agreements are not expected to have a material impact on our financial results.

Dobson  In July 2007, we agreed to acquire Dobson Communications Corporation (Dobson) for approximately $2,800 in cash and to consolidate debt of approximately $2,300, net of cash. Dobson markets wireless services under the Cellular One brand and has provided roaming services to AT&T subsidiaries since 1990. Dobson has 1.7 million subscribers across 17 states, mostly in rural and suburban areas with a population covered of more than 12.6 million people. Following the acquisition, Dobson will be incorporated into our wireless operations. The transaction received clearance by the Department of Justice on October 30, 2007, pending divestiture of certain assets and remains subject to FCC approval. Our goal is to obtain approval by the end of 2007.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

U-verse Services  We are continuing to expand our deployment of U-verse high-speed broadband and TV services. As of September 30, 2007, we have passed approximately 5.5 million living units (constructed housing units as well as platted housing lots) and are marketing the services to approximately 40 percent of those units. Our deployment strategy is to enter each market on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each market as we continue to monitor these systems. In these market expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. See our “Liquidity” discussion for an update on our U-verse capital spending.

We believe that our U-Verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act (see our “Competitive and Regulatory” section). However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation, which could include the requirement to pay fees to obtain local franchises for our U-verse TV service. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas for 2007 and future years. If the courts were to decide that federal, state and local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

In June 2006, the Connecticut Department of Public Utility Control (DPUC) ruled that AT&T’s planned IPTV service was not a “cable service” and would not be subject to existing state franchise regulation. The Connecticut Office of Consumer Counsel and the cable industry appealed the DPUC’s order to federal court. On October 9, 2007, the United States District Court for the District of Connecticut (Connecticut District Court) ruled that AT&T “constitutes a ‘cable operator’ providing a ‘cable service’ over a ‘cable system,’ as those terms are defined in the Cable Act” and that AT&T’s service is subject to cable franchise. The Connecticut District Court’s ruling is only binding in Connecticut. While we disagree with the Connecticut District Court’s conclusions, we believe that state legislation enacted on October 1, 2007 rendered this court proceeding moot and have filed a motion with the Connecticut District Court to request a ruling to that effect. Pursuant to the new state law, on October 1, 2007 we applied for a video franchise authority. On October 15, 2007, our application was rejected by the DPUC on the basis that we are not eligible to apply even under the new law. The decision also prohibits us from marketing or selling U-verse in Connecticut and from deploying video-only equipment. The decision does not affect our existing U-verse customers, but requires us to obtain a legacy cable franchise by December 31, 2007. We filed for Declaratory Relief in State Superior Court (State Court) and the State Court held a hearing on October 26, 2007.  On October 31, 2007, the State Court ruled in our favor, holding that we do not need to obtain a statewide cable franchise for our U-verse service and that we can apply for a franchise under the new state law.  On November 1, 2007, the DPUC granted us a video franchise under the new law, which will enable us to continue to offer our U-verse service to customers.

NSA Litigation  There are 24 pending lawsuits that allege that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs allege that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to either dismiss the complaint or issue a summary judgment in favor of the defendants. The Court denied the Motions to Dismiss of both parties. Specifically, the Court ruled that the state secrets privilege does not prevent AT&T from asserting any statutory defense it may have, as appropriate, regarding allegations that it assisted the government in monitoring communication content. However, with regard to the calling records allegations, the Court noted that it would not require AT&T to disclose what relationship, if any, it has with the government. We and the U.S. government filed interlocutory appeals in July 2006. The case was argued before a panel of the U.S. Court of Appeals for the Ninth Circuit on August 15, 2007. We expect a decision by the end of this year. Management believes these actions are without merit and intends to vigorously defend these matters.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

Prepaid Calling Card Patent Litigation  On September 14, 2007, a jury in Texas found that ATTC willfully infringed two patents owned by TGIP Inc. (TGIP) relating to point-of-sale prepaid cards sold by ATTC and awarded TGIP $156 in damages. (TGIP Inc. v. AT&T Corp. et al., U.S. District Court for the Eastern District of Texas). The jury’s finding of willfulness also entitles TGIP to ask the judge to award additional damages up to treble the jury verdict. On September 28, 2007, AT&T filed a motion requesting that the Court overturn the jury’s verdict as a matter of law. On October 29, 2007, the Court overturned the jury’s finding of infringement, the jury’s $156 award of damages and the jury’s finding of willfulness.  Once the judgment is entered, TGIP will have 30 days in which to file a notice of appeal.

Broadcom Patent Dispute  While there has been no resolution yet, we are continuing to take steps to mitigate the effects on us of the dispute at the U.S. International Trade Commission (ITC) between Broadcom Corporation and Qualcomm Incorporated (Qualcomm). Currently, the U.S. ITC’s exclusion order applicable to certain Qualcomm technology is stayed pending a decision by the appeals court. We anticipate a decision will not occur before late in the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,714 in cash and cash equivalents available at September 30, 2007. Cash and cash equivalents included cash of $983 and money market funds and other cash equivalents of $1,731. Cash and cash equivalents increased $296 since December 31, 2006. In the first nine months of 2007, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt, net cash received from dispositions of non-strategic real estate, the sale of marketable securities and other assets. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, repurchase of common shares, the repayment of debt, dividends to stockholders and payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2007, cash provided by operating activities was $24,220 compared to $10,593 for the first nine months of 2006. Operating cash flows increased primarily due to an increase in operating income reflecting additional cash provided by the BellSouth acquisition and our success in achieving merger synergies and operational efficiencies, partially offset by increased interest payments of $1,015.

Cash Used in or Provided by Investing Activities
For the first nine months of 2007, cash used in investing activities consisted primarily of $12,124 for capital expenditures, $301 for investments in securities and $233 for acquisitions. Included in acquisitions was a payment of $145 to satisfy an obligation to Alaska Native Wireless, LLC to acquire wireless spectrum.

In October 2007, we agreed to purchase spectrum licenses in the 700 MHz frequency band from Aloha Partners, L.P. for approximately $2,500 in cash and expect the transaction to close within six to nine months. Additionally, we agreed to purchase Interwise, a leading global provider of voice, Web and video conferencing services, for approximately $121 in cash. This transaction is expected to be completed in the fourth quarter of 2007.

Net cash provided by investing activities for the nine months was $1,906 and consisted primarily of net proceeds of $885 from the sale of marketable and equity securities and $993 from dispositions of non-strategic assets and other activities. Proceeds from dispositions included the following:
•	$536 from the sale of properties and other assets.
•	$301 from the completion of the sale of Education Broadband Service and Broadband Radio Service spectrum to Clearwire Corporation, which includes interest.
•	$68 from the sale of cost investments.
•	$44 from the sale of wireless towers.
•	$44 related to T-Mobile’s exercise of its option to purchase an additional 10 MHz of spectrum in the San Diego market.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

To provide high-quality communications services to our customers, we must make significant investments in property, plant and equipment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations. Capital expenditures in the wireline segment, which represented approximately 81% of our capital expenditures, increased 62% for the first nine months of 2007, reflecting the acquisition of BellSouth. Our capital expenditures are primarily for our wireline subsidiaries’ networks, our U-verse services, merger-integration projects and support systems for our long-distance service. Because of opportunities made available by the continued changing regulatory environment and our acquisitions of ATTC and BellSouth, we expect that our capital expenditures for 2007 and 2008, which include wireless network expansion and U-verse services, will be in the midteens as a percentage of consolidated revenue. We expect to fund 2007 capital expenditures for our wireline and wireless segments, including international operations, using cash from operations and incremental borrowings depending on interest rate levels and overall market conditions.

During the first nine months of 2007, we spent $2,179 in the wireless segment primarily for GSM/EDGE (Enhanced Data Rates for Global Evolution) network capacity expansion and upgrades, Universal Mobile Telecommunications System/High Speed Packet Access (UMTS/HSPA) network expansion, IT and other support systems for our wireless service. The network capacity requirements and expansion of our UMTS/HSPA wireless networks will continue to require substantial amounts of capital over the remainder of 2007 and through 2008.

We expect spending to be between $4,500 to $5,000 on our U-verse services for network-related deployment costs and capital expenditures from January 2007 through the end of 2008, and we will be shifting some of that capital to start-up costs to expand into the initial markets in the Southeast region. Since these start-up activities are in preparation for, but do not immediately result in, passing living units, there is a corresponding change in living units we expect to pass by the end of 2008 to approximately 17 million. Additional customer activation capital expenditures are not included in this capital spending forecast. We expect that the business opportunities made available, specifically in the data/broadband area, will allow us to expand our products and services (see “U-verse Services” discussed in “Other Business Matters”).

The other segment capital expenditures were 1.3% of total capital expenditures for the first nine months of 2007. Included in the other segment are equity investments, which should be self-funding as they are not direct AT&T operations; as well as corporate, diversified business and Sterling operations, which we expect to fund using cash from operations. We expect to fund any advertising & publishing segment capital expenditures using cash from operations.

Cash Used in or Provided by Financing Activities
We plan to fund our 2007 financing activities through a combination of debt issuances and cash from operations. Our financing activities include funding share repurchases and the repayment of debt.

Our Board of Directors has authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. In July 2007, we completed our $10,000 buyback of common shares that was announced in March 2006. We repurchased 50.5 million shares in the third quarter at a cost of $2,008. Total share repurchases under this authorization through the third quarter totaled approximately 314 million shares. We expect to continue repurchases during the fourth quarter of 2007. We have repurchased, and intend to continue to repurchase, a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our additional share repurchases through a combination of cash from operations, borrowings dependent upon market conditions, and cash from the disposition of certain non-strategic investments. See our “Issuer Equity Repurchases” table for information on share repurchases during the third quarter of 2007.

At September 30, 2007, we had $6,026 of debt maturing within one year, which included $4,961 of long-term debt maturities, $1,005 of commercial paper borrowings and $60 of other borrowings. All of our commercial paper borrowings are due within 90 days. The availability of bank borrowings is contingent on the level of cash held by some of our foreign subsidiaries. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

During the first nine months of 2007, we received net proceeds of $7,898 from the issuance of $7,999 in long-term debt. Parts of the proceeds were used for repurchases of our common stock. Long-term debt issuances consisted of:
•	$2,000 of 6.5% notes due in 2037.
•	€1.25 billion of 4.375% notes due in 2013 (equivalent to U.S. $1,641 when issued).
•	$1,500 of floating-rate notes due in 2010.
•	$1,200 of 6.375% notes due in 2056.
•	£600 million of 5.5% notes due in 2027 (equivalent to U.S. $1,158 when issued).
•	$500 of 5.625% notes due in 2016.

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

During the first nine months of 2007, debt repayments totaled $7,287 and consisted of:
•	$4,279 related to repayments of commercial paper and other short-term bank borrowings.
•
$2,984 related to debt repayments with a weighted average interest rate of 6.2%, which included the early redemption of debt related to a put exercise on $1,000 of our 4.2% Puttable Reset Securities and called debt of $500 with an interest rate of 7.0%.

•	$24 related to scheduled principal payments on other debt and repayments of other borrowings.

At September 30, 2007, our debt ratio was 35.3% compared to 36.3% at September 30, 2006. Our debt ratio at September 30, 2007 reflects the following:
•	Increased debt due to the BellSouth and AT&T Mobility debt we now reflect on our balance sheet following the acquisition, as well as debt issuances during the first nine months of 2007.
•	An increase in stockholders’ equity due to our acquisition of BellSouth in the fourth quarter of 2006.
•	A decline in stockholders’ equity related to share repurchases and dividend payments totaling nearly $15,500.
•
A decrease in stockholders’ equity of approximately $5,000 due to the December 2006 adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158).

Our debt ratio at December 31, 2006 was 34.1%. The increase in the debt ratio from year-end is due to a net increase in long-term debt and a decline in stockholders’ equity due to share repurchases and dividend payments.

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000, provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At September 30, 2007, we had no borrowings outstanding under this agreement.

We paid dividends of $6,584 in the first nine months of 2007, increasing from $3,873 in the first nine months of 2006, reflecting the issuance of additional shares for the BellSouth acquisition and a dividend increase. In December 2006, our Board of Directors approved a 6.8% increase in the quarterly dividend to $0.355 per share. Dividends declared by our Board of Directors totaled $0.355 per share in the third quarter of 2007 and $0.3325 per share in the third quarter of 2006. Our dividend policy considers both the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in 2008. All dividends remain subject to approval by our Board of Directors.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
 Dollars in millions except per share amounts

During the first nine months, proceeds of $1,736 from the issuance of treasury shares were related to the exercise of stock-based compensation.

During the first nine months of 2007, we paid $134 to minority interest holders and $47 to terminate interest rate swaps with notional amounts totaling $1,800 acquired as a result of our acquisition of BellSouth.

Commitments and Contingencies
We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. Due to the adoption of FIN 48, at September 30, 2007, we now have unrecognized tax benefits, including interest and penalties, of $5,791, of which $1,655 is expected to be paid within one year. We cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

During 2004, we agreed to new five-year labor agreements for nonmanagement employees. The agreements provided that, prior to expiration of the agreement, we would contribute $2,000 to a VEBA trust to partially fund current and future retiree health care, $1,000 of which was contributed during 2004. Prior to the date of this report, a determination was made that contributions by the company, which were used to pay retiree claims, were payments towards satisfying this obligation. Qualifying claims paid included $285 in 2004, $412 in 2005 and $338 through September 30, 2006, exceeding the $1,000 retirement benefit obligation reported at December 31, 2006, therefore, satisfying all remaining obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2007, we had interest rate swaps with a notional value of $3,250 with a fair value of $3.

In March 2007, we entered into fixed to fixed cross-currency swaps on foreign-currency-denominated debt instruments with a United States Dollar notional value of $2,799 to hedge our exposure to changes in foreign currency exchange rates. These hedges include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $134 at September 30, 2007.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2007.

 AT&T INC.
 SEPTEMBER 30, 2007

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

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates, broadband deployment including our U-verse services, performance measurement plans, service standards and traffic compensation.

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
•
The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including state regulatory proceedings relating to unbundled network elements and nonregulation of comparable alternative technologies (e.g., VoIP).

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
 SEPTEMBER 30, 2007

PART II - OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2007, there were no such material developments.

Item 2. Unregistered Sales of Securities and Use of Proceeds

(a)
During the third quarter of 2007, non-employee directors acquired from AT&T shares of common stock pursuant to AT&T’s Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her:  (1) annual retainer in the form of AT&T shares or deferred stock units (DSUs) and (2) fees in the form of DSUs. DSUs are convertible into AT&T shares. Under the plan, each Director will receive an annual grant of DSUs during the second quarter. In the third quarter an aggregate of 11,940 AT&T shares and DSUs were acquired by non-employee directors at prices ranging from $39.16 to $42.31, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)
On March 4, 2006, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2008. In July 2007, we completed our $10,000 buy back of common shares that was announced in March 2006. We repurchased 50.5 million shares in the third quarter at a cost of $2,008. Total share repurchases under this plan through the third quarter totaled approximately 314 million shares. At September 30, 2007, we had 86.2 million shares remaining under our current repurchase authorization, and expect to continue repurchases during the fourth quarter of 2007. We have repurchased, and intend to continue to repurchase, a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2007 – July 16, 2007	11,030,000	$ 40.61	11,030,000	125,708,783
August 2, 2007 – August 31, 2007	24,000,000	$ 39.06	24,000,000	101,708,783
September 4, 2007 – September 28, 2007	15,500,000	$ 40.14	15,500,000	86,208,783
Total	50,530,000	$ 39.73	50,530,000	86,208,783
1Average Price Paid per Share excludes transaction costs.

Between October 1, 2007 and October 31, 2007, we repurchased 11.5 million shares with a total cost of $482 and at an average per share price of $41.94 under our share repurchase program.

 AT&T INC.
 SEPTEMBER 30, 2007

 Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

3	Bylaws amended June 29, 2007 (Exhibit 3 to Form 8-K dated July 2, 2007.)
10-a	BellSouth Corporation Directors’ Compensation Deferral Plan, as amended and restated effective as of January 1, 2005.
10-b	Amendment to Cingular Wireless Long-Term Compensation Plan (Exhibit 10.1 to Form 8-K dated October 19, 2007.)
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 5, 2007                                                                         /s/ Richard G. Lindner
    Richard G. Lindner
    Senior Executive Vice President
    and Chief Financial Officer