Form 10-K
AT&T INC.
filed 2008-02-27
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Based on the closing price of $41.50 per share on June 29, 2007, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $253.4 billion.

At January 31, 2008, common shares outstanding were 6,035,725,446.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2008 Annual Meeting and Proxy Statement dated on or about March 11, 2008 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.375% Forty-Nine Year AT&T Inc.	New York Stock Exchange
Senior Notes, Due February 12, 2056

	PART II

5.	Market for Registrant’s Common Equity, Related
	Stockholder Matters and Issuer Purchases of Equity Securities	12
6.	Selected Financial Data	12
7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	12
7A.	Quantitative and Qualitative Disclosures about Market Risk	12
8.	Financial Statements and Supplementary Data	12
9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	13
9A.	Controls and Procedures	13
9B.	Other Information	13

	PART III

10.	Directors, Executive Officers and Corporate Governance	14
11.	Executive Compensation	14
12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	15
13.	Certain Relationships and Related Transactions, and Director Independence	16
14.	Principal Accountant Fees and Services	16

PART IV

15.	Exhibits and Financial Statement Schedules	16

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 175 E. Houston, San Antonio, Texas 78205-2233 (telephone number 210-821-4105). We maintain an Internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.)  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including the Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.”  In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, and BellSouth’s 34 percent economic interest in YELLOWPAGES.COM (YPC), resulting in 100 percent ownership of AT&T Mobility and YPC. Our services and products are marketed under the AT&T brand name, including alliances such as AT&T Yahoo! and AT&T | DISH Network. In 2007, we rebranded our wireless operations from Cingular to AT&T.

Scope
We rank among the leading providers of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

•	wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through roaming agreements, in a substantial number of foreign countries,
•
wireline subsidiaries provide primarily landline telecommunications and video services to residential customers in 22 states and to business and governmental customers, throughout the U.S. and internationally,

•	advertising & publishing subsidiaries provide services related to directory advertising and publishing,
•	other subsidiaries provide results from Sterling Commerce, Inc. (Sterling), all corporate and other operations.

Our traditional wireline local exchange subsidiaries operate in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). Our wireline local exchange services offered are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation is contained under the heading “Government Regulation” below and in the 2007 AT&T Annual Report to Stockholders under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and fostering competition and further innovation in the communications and entertainment industry. In 2008, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth, AT&T Mobility became a wholly-owned subsidiary.

Our Universal Mobile Telecommunications System/ High-Speed Downlink Packet Access third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless networks also rely on digital transmission technologies known as Global System for Mobile Communication, General Packet Radio Services and Enhanced Data Rates for GSM Evolution for data communications. As of December 31, 2007, we served approximately 70.1 million customers and are the leading provider of mobile wireless voice and data communications services in the U.S.

As the wireless industry continues to mature, we believe that future wireless growth will become increasingly dependent on our ability to offer innovative services that will encourage existing customers to upgrade their services and will attract customers from other providers as well as our ability to minimize turnover of our existing customer base (customer churn). We intend to accomplish these goals by continuing to expand our network coverage, improve our network quality and offer a broad array of products and services, including exclusive devices such as the Apple iPhone and free mobile-to-mobile calling among our wireless customers. The effective management of customer churn is critical to our ability to maximize revenue growth and to maintain and improve our operating margins.

Business Customers
As we continue to integrate the operations of BellSouth and ATTC, we expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both wireless and wireline, to large businesses and wholesale customers worldwide. We expect to offer similar services to small- and medium-businesses and to increase the attractiveness of our services to governmental customers. We also expect to extend our wholesale business offerings to other service products and systems integration services.

Data/Broadband
As the communications industry continues to move toward internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services to take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on deploying our AT&T U-verse sm high-speed broadband and TV services and on developing internet protocol-based services that allow customers to unite their home or business wireline services with their wireless service.

U-verse Services  We are continuing to expand our deployment of our U-verse services. As of December 31, 2007, we have passed approximately 8 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 50 percent of those units. Our deployment strategy is to enter each market on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each market as we continue to monitor these systems. In these market expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule. See our “Liquidity” discussion for an update on our U-verse capital spending.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. If the courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

AT&T Inc.

Additional information about our U-verse services is included in our “Operating Environment and Trends of the Business” section under the heading “Expected Growth Areas” on pages 38 through 39 of the 2007 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Voice over Internet Protocol  VoIP is generally used to describe the transmission of voice using Internet-Protocol-based technology rather than a traditional wire and switch-based telephone network. A company using this technology often can provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. While the development of VoIP has resulted in increased competition for our wireline voice services, it also presents growth opportunities for us to develop new products for our customers.

BUSINESS OPERATIONS

Operating Segments
Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income. Interest expense, interest income and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have four reportable segments:  (1) wireless; (2) wireline; (3) advertising & publishing; and (4) other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 29 through 37 and in Note 4 of the 2007 AT&T Annual Report to Stockholders and is incorporated herein by reference pursuant to General Instruction G(2).

Wireless
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer customers. Our wireless segment provided approximately 35% of 2007 total segment operating revenues and 32% of our 2007 total segment income. At December 31, 2007, we had more than 70 million wireless subscribers.

Services and Products
We offer a comprehensive range of high-quality nationwide wireless voice communications services in a variety of pricing plans, including postpaid and prepaid service plans. Our voice offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, small businesses, government and major national corporate accounts.

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

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. At December 31, 2007 we were the leading provider of wireless data in the U.S. wireless industry based on subscribers.

Equipment – We sell a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. Like other wireless service providers, we often provide postpaid contract subscribers substantial equipment subsidies to initiate or upgrade service.

Additional information on our wireless segment is contained in the 2007 AT&T Annual Report to Stockholders in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 38 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

Wireline
Wireline consists of our subsidiaries that operate as both retail and wholesale sellers of communication services domestically and internationally. Our wireline segment provided approximately 59% of 2007 segment operating revenues and 55% of our 2007 total segment income. At December 31, 2007, our wireline subsidiaries served approximately 35 million retail consumer lines, 23 million retail business lines and 4 million wholesale lines, for a total of approximately 62 million access lines.

Services and Products
We divide our wireline services into three product-based categories:  voice, data and other.

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. Voice also includes calling features, fees to maintain wire located inside customer premises and other miscellaneous voice products. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

AT&T Inc.

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

Other - Other includes managed web hosting, application management, security service, integration services, customer premises equipment, outsourcing, directory and operator assistance services, government-related services, our  U-verse and satellite video services.

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

Advertising & Publishing
Advertising & Publishing includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. The advertising & publishing segment provided approximately 5% of total segment operating revenues and 9% of our 2007 total segment income. Our directory subsidiaries operate primarily in our 22-state area.

Other
Our other segment includes operations from Sterling, our business integration software and services subsidiary, payphones, corporate and other operations. The other segment provided approximately 1% of total segment operating revenues and 4% of our 2007 total segment income.

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

	Percentage of Total
	Consolidated Operating Revenues
	2007	2006	2005

Wireless Segment
Wireless service	33%	-%	-%
Wireline Segment
Voice	35%	53%	55%
Data	20%	29%	25%

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

	Percentage of Total
	Segment Operating Revenues (including 100% of AT&T Mobility)
	2007	2006	2005

Wireless Segment
Wireless service	33%	34%	39%
Wireline Segment
Voice	35%	34%	31%
Data	20%	18%	14%

AT&T Inc.

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and an increasing number of states are considering new regulations and legislation relating to various aspects of wireless services.

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

Our subsidiaries operating outside the U.S. are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Additional information relating to regulation of our subsidiaries is contained in the 2007 AT&T Annual Report to Stockholders under the heading “Operating Environment Overview” beginning on page 38, and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a global portfolio of more than 5,000 trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse affect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2007, 2006 or 2005.

COMPETITION

Information relating to competition in each of our operating segments is contained in the 2007 AT&T Annual Report to Stockholders under the heading “Competition” beginning on page 40, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

The majority of our research activities are related to our wireline segment, performed at our subsidiary AT&T Labs. AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. The majority of the development activities are performed by AT&T Services. The developers within AT&T Services work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $985 in 2007, $577 in 2006 and $315 million in 2005.

EMPLOYEES

As of January 31, 2008, we employed approximately 310,000 persons. Approximately 60 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the 2007 AT&T Annual Report to Stockholders under the heading “Risk Factors” on page 50 through page 51 which is incorporated herein by reference pursuant to General Instruction G(2).

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

•	The extent of competition and the resulting pressure on access line totals and wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireless and wireline markets.
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

•	The outcome of pending or threatened litigation including patent claims by or against third parties.
•	The impact on our networks and business of major equipment failures, severe weather conditions, natural disasters or terrorist attacks.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
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
•
The impact of our acquisition of BellSouth, including the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized; and disruption from the acquisition may make it more difficult to maintain relationships with customers, employees or suppliers.

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2007, approximately 84% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 15% was owned by our wireless subsidiaries. Network access lines represented approximately 33% of our telephone plant; central office equipment represented 34%; land and buildings represented 12%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 16%; and other miscellaneous property represented 5%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the 2007 AT&T Annual Report to Stockholders under the headings “Antitrust Litigation,” “Retiree Phone Concession Litigation,” “NSA Litigation” and “Prepaid Calling Card Patent Litigation” on pages 43 through 44, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 20, 2008)

Name	Age	Position	Held Since

Randall L. Stephenson	47	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	52	Senior Executive Vice President – Human Resources	6/2007
James W. Callaway	61	Senior Executive Vice President – Executive Operations	5/2007
James W. Cicconi	55	Senior Executive Vice President – External and Legislative Affairs	11/2005
Catherine M. Coughlin	50	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	56	President and Chief Executive Officer – AT&T Mobility	10/2007
Richard G. Lindner	53	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	55	Group President – Corporate Strategy and Development	6/2007
Ronald E. Spears	59	Group President – Global Business Services	3/2007
John T. Stankey	45	Group President – Telecom Operations	10/2007
Wayne Watts	54	Senior Executive Vice President and General Counsel	6/2007
Rayford Wilkins, Jr.	56	Group President – Diversified Businesses	6/2007

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2007 and 2006 was 1,663,676 and 1,766,266. The number of stockholders of record as of February 20, 2008 was 1,649,713. We declared dividends, on a quarterly basis, totaling $1.47 per share in 2007 and $1.35 per share in 2006.

During 2007, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into cash or shares. Each director also receives an annual grant of DSUs. The plan provides that DSUs (and dividends earned thereon) acquired during 2007 and thereafter would be convertible in the form of cash only. During 2007, an aggregate of 18,849 shares and DSUs (from pre-2007 accruals) were acquired by non-employee directors at prices ranging from $36.80 to $42.31, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the 2007 AT&T Annual Report to Stockholders under the headings “Quarterly Financial Information” on page 79, “Selected Financial and Operating Data” on page 26, “Issuer Equity Repurchases” on page 49, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the 2007 AT&T Annual Report to Stockholders under the heading “Selected Financial and Operating Data” on page 26, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the 2007 AT&T Annual Report to Stockholders on pages 27 through 52, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the 2007 AT&T Annual Report to Stockholders under the heading “Market Risk” on page 48 through page 49, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the 2007 AT&T Annual Report to Stockholders on pages 53 through 79, which is incorporated herein by reference pursuant to General Instruction G(2).

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

 (b)  Attestation Report of the Registered Public Accounting Firm
The registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the 2007 AT&T Annual Report to Stockholders on page 82, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2008 (Proxy Statement) under the heading “Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934. The members of the committee are Messrs. Aldinger, Amelio, Kelly and Madonna. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

The registrant has adopted a code of ethics entitled “Code of Ethics” that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The additional information required by Item 406 of Regulation S-K is provided in this report under the heading “General” under Part I, Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Compensation of Directors.”  Information regarding officers is included in the registrant’s Proxy Statement on the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the last page under the heading “Potential Payments upon Termination or Change in Control” which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Compensation Committee Report” and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this annual report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Information required by Item 407(e)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s  Proxy Statement under the heading “Compensation Committee Report” and will be deemed furnished in this Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Information required by Item 201(d) of Regulation S-K is provided below:

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information (1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	52,989,359	$38.33	132,947,775	(2)
Equity compensation plans not approved by security holders (3)	71,794,640	$40.19	175,363
Total	124,780,999	$39.40	133,123,138
(1)
In addition to the shares shown in the table, certain stock options issued by companies acquired by AT&T were converted into options to acquire AT&T stock. As of December 31, 2007, there were 105,527,485 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $40.90. No further grants may be issued under the assumed plans.

(2)	Of the shares reported, 17,681,214 shares may be issued under the Stock Purchase and Deferral Plan, and 82,453,760 shares may be issued under the 2006 Incentive Plan.
(3)
Plans that have not been approved by stockholders include the 1995 Management Stock Option Plan (“1995 Plan”) and the Non-Employee Director Stock and Deferral Plan (“Non-Employee Director Plan”). The 1995 Plan provides for grants of stock options to management employees (10-year terms) subject to vesting requirements and shortened exercise terms upon termination of employment. No further options may be issued under this plan. Under the Non-Employee Director Plan, participants may elect to receive stock units in lieu of retainers and fees. In addition, each non-employee Director receives an annual award of stock units equal in value to one and one-half times the annual retainer. Directors who became board members after November 21, 1997, but before September 24, 2004, also receive up to 10 annual grants of stock units equal to $13,000 each. The stock units are paid out in the form of AT&T stock only after the termination of their service as a Director. Under the plan, 175,363 shares remain available for future issuance and are included in the table.

Also included in column (c) are up to 4,382,805 shares that may be purchased under the Stock Savings Plan with reinvested dividend equivalents on deferred share units purchased by mid-level and above managers and limited company partial matching contributions. No new contributions may be made to the plan. The shares purchased are not delivered to the employee until after termination of employment, subject to certain accelerated delivery provisions. In addition, participants receive 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant. The Stock Savings Plan was last approved by stockholders in 1994. The plan was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for non-approved plans in column (a) includes these additional shares. Shares subject to outstanding options issued under the plan prior to amendment are included under approved plans.

AT&T Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Related Party Transactions,” which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Independence of Directors,” which is incorporated herein by reference pursuant to General Instruction G(3).

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

  Exhibit
  Number

2-a	Agreement and Plan of Merger, dated as of January 30, 2005, among AT&T Corp., SBC Communications Inc. and Tau Merger Sub Corporation . (Exhibit 2.1 to Form 8-K dated January 31, 2005.)

2-b	Agreement and Plan of Merger, dated as of March 4, 2006, among BellSouth Corporation, AT&T Inc. and ABC Consolidation Corp. (Exhibit 2.1 to Form 8-K dated March 4, 2006.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on July 28, 2006. (Exhibit 3 to Form 10-Q filed for June 30, 2006.)

3-b	Bylaws amended June 29, 2007. (Exhibit 3 to Form 8-K dated July 2, 2007.)

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

4-c	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (filed herewith and previously filed as Exhibit 4-d to Form 10-K for 1999.)

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

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4.3 to Form 8-K dated December 29, 2006.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4.1 to Form 8-K dated December 29, 2006.)

10-a	Short Term Incentive Plan, dated September 1, 2005. (Exhibit 10-a to Form 10-K for 2005.)

10-b	Supplemental Life Insurance Plan, dated May 25, 2007. (Exhibit 10-a to Form 10-Q for June 30, 2007.)

10-c	Supplemental Retirement Income Plan, dated December 31, 2004. (Exhibit 10-c to Form 10-K for 2004.)

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2002.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2002.)

10-f	Officer Disability Plan, formerly the Senior Management Long Term Disability Plan, amended and restated January 1, 2007. (Exhibit 10-f to Form 10-K for 2006.)

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-g to Form 10-K for 2006.)

10-h	AT&T Inc. Health Plan, formerly the Executive Health Plan, amended and restated January 1, 2008.

10-i	Retirement Plan for Non-Employee Directors. (filed herewith and previously filed as Exhibit 10-K to Form 10-K for 1997.)

10-j
Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (filed herewith and previously filed as Appendix 1 to Definitive Proxy Statement dated March 18, 1987.)

10-k	Administrative Plan.

10-l	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2006.)

10-m	Retention Agreement for Ronald Spears, dated February 17, 2006.

10-n	1996 Stock and Incentive Plan, dated November 2, 2002. (Exhibit 10-o to Form 10-K for 2002.)

10-o	Non-Employee Director Stock and Deferral Plan. (Exhibit 10 to Form 8-K dated June 30, 2006.)

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (filed herewith and previously filed as Exhibit 10gg to Form 10-K for 1996 of Pacific Telesis Group (File No. 1-8609).)

AT&T Inc.

10-p(i) Resolutions amending the Plan, effective November 21, 1997. (filed herewith and previously filed as Exhibit 10-v(i) to Form 10-K for 1997.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (filed herewith and previously filed as Exhibit 10oo to Form 10-K for 1995 of Pacific Telesis Group (File No. 1-8609).)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (filed herewith and previously filed as Exhibit 10qq to Form 10-K for 1996 of Pacific Telesis Group (File No. 1-8609).)

10-r(i) Resolutions amending the Plan, effective November 21, 1997. (filed herewith and previously filed as Exhibit 10-v(i) to Form 10-K for 1997.)

10-s	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003.

10-t	2001 Incentive Plan, dated January 31, 2003. (Exhibit 10-u to Form 10-K for 2002.)

10-u	Employment Agreement between SBC and Edward E. Whitacre Jr. (filed herewith and previously filed as Exhibit 10-y to Form 10-K for 2001.)

10-u(i) Amendment to Employment Agreement (Exhibit 10.1 to Form 8-K dated March 4, 2006.)

10-v	AT&T Inc. Change in Control Severance Plan, effective January 1, 2007. (Exhibit 10-v to Form 10-K for 2006.)

10-w	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-y to Form 10-K for 2002.)

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

10-y	Concession Program for Directors, dated July 1, 2004. (Exhibit 10-bb to Form 10-Q for March 31, 2004.)

10-z	Employment Agreement with Stanley T. Sigman. (Exhibit 10.49 to Form 10-K for 2002 of Cingular Wireless LLC.)

10-aa	Five Year Credit Agreement. (Exhibit 10 to Form 8-K dated July 12, 2006.)

10-bb	Stock Purchase and Deferral Plan, amended and restated November 15, 2007.

10-cc	Cash Deferral Plan, amended and restated November 15, 2007.

10-dd
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibits 99.1-a, 99.1-b and 99.1-c to Schedule 13-D/A filed on December 28, 2004.)

10-ee	2005 Supplemental Employee Retirement Plan, amended and restated November 17, 2006. (Exhibit 10-ee to Form 10-K for 2006.)

10-ff	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-gg to Form 10-K for 2005.)

10-gg	AT&T Corp. 2004 Long Term Incentive Program. (Exhibit 10-hh to Form 10-K for 2005.)

AT&T Inc.

10-hh	AT&T Corp. Senior Management Incentive Award Deferral Plan amended and restated September 18, 2006. (Exhibit 10-hh to Form 10-K for 2006.)

10-ii	2006 Incentive Plan, dated May 1, 2006. (Exhibit 10.2 to Form 8-K dated January 26, 2006.)

10-jj	Retention Agreement for James W. Cicconi dated January 26, 2006. (Exhibit 10.1 to Form 8-K dated January 26, 2006.)

10-kk	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008.

10-ll	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ll to Form 10-K for 2006.)

10-mm	BellSouth Officer Compensation Deferral Plan. (Exhibit 10q to Form 10-K for 2004 of BellSouth Corporation (File No. 1-8607).)

10-nn	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-nn to Form 10-K for 2006.)

10-oo	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-a to Form 10-Q for September 30, 2007.)

10-pp	BellSouth Corporation Stock Plan, dated April 24, 1995. (Exhibit 10-pp to Form 10-K for 2006.)

10-qq	BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10v-3 to Form 10-Q for June 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-qq(i)	First Amendment to BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10ii to Form 10-Q for September 30, 2005 of BellSouth Corporation (File No. 1-8607).)

10-rr	Cingular Wireless Long Term Compensation Plan, amended and restated effective November 1, 2007.

10-ss	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-ss to Form 10-K for 2006.)

10-ss(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-ss(i) to Form 10-K for 2006.)

10-tt
Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-qq to Form 8-K dated September 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-uu	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-u to Form 10-K for 2006.)

10-vv	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992. (Exhibit 10-vv to Form 10-K for 2006.)

10-vv(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997. (Exhibit 10-vv(i) to Form 10-K for 2006.)

10-vv(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002. (Exhibit 10-vv(ii) to Form 10-K for 2006.)

10-ww	AT&T Management Relocation Plan A. (Exhibit 10-a to Form 10-Q for June 30, 2007.)

AT&T Inc.

10-xx	Compensation Arrangement for Stanley T. Sigman, effective June 1, 2005 (Exhibit 99.1 to Form 8-K dated May 16, 2005, of Cingular Wireless LLC.)

10-yy	Cingular Wireless Cash Deferral Plan, effective November 1, 2001.

10-zz	BellSouth Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.

10-zz(i)	Amendment to the BellSouth Corporation Supplemental Executive Retirement Plan, effective December 31, 2005.

10-aaa	BellSouth Supplemental Life Insurance Plan.

10-bbb	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005.

10-ccc	Cingular Wireless BLS Executive Transition Benefit Plan.

10-ddd	Cingular Wireless SBC Executive Transition Benefit Plan.

10-eee	BellSouth Nonqualified Deferred Income Plan, as amended and restated effective January 1, 1999.

10-eee(i)	First Amendment to the BellSouth Nonqualified Deferred Income Plan, effective January 1, 2006.

10-fff	AT&T Mobility 2005 Cash Deferral Plan.

10-ggg	AT&T Corp. Executive Disability Plan, dated February 2004.

10-hhh	AT&T Corp. Senior Management Universal Life Insurance Program, effective October 1, 1999.

10-hhh(i)	Amendment to AT&T Corp. Senior Management Universal Life Insurance Program, dated July 28, 2003.

10-iii	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective January 1, 1995.

10-iii(i)	Amendment to AT&T Corp. Non-Qualified Pension Plan, dated April 16, 1997.

10-iii(ii)	Amendment to AT&T Corp. Non-Qualified Pension Plan, dated July 28, 2003.

10-jjj	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective October 1, 1996.

10-jjj(i)	Amendment to the AT&T Corp. Excess Benefit and Compensation Plan, dated July 28, 2003.

10-kkk	BellSouth Split Dollar Life Insurance Plan, as amended and restated effective November 24, 2003.

10-lll	Pacific Telesis Group Supplemental Cash Balance Plan,, amended as of July 1, 1996.

10-mmm	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, effective December 1, 1995.

10-nnn	Pacific Telesis Group Executive Deferral Plan, restated as of November 1, 1994.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2007. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

AT&T Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

We will furnish to stockholders upon request, and without charge, a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Uncollectibles
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (d)	Deductions (c)	Balance at End of Period

Year 2007	$1,276	1,617	366	-	1,895	$1,364
Year 2006	$1,176	586	101	410	997	$1,276
Year 2005	$1,001	744	184	356	1,109	$1,176

_____________
(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.
(d)	Acquisition of BellSouth in December 2006 and ATTC in November 2005.

Schedule II - Sheet 2

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Accumulated Amortization of Intangibles
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions (a)	Deductions	Balance at End of Period

Year 2007	$3,997	5,952	-	-	53	$9,896
Year 2006	$986	1,033	-	1,978	-	$3,997
Year 2005	$719	271	-	-	4	$986

_____________
(a)	Consolidation of AT&T Mobility due to the December 2006 acquisition of BellSouth.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2008.

AT&T INC.

/s/ Richard G. Lindner
Richard G. Lindner Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:
Randall Stephenson*
Chairman of the Board, Chief Executive Officer
and President

Principal Financial and Accounting Officer:
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer

/s/ Richard G. Lindner
Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

February 27, 2008

Directors:
Randall L. Stephenson*	Jon C. Madonna*
William F. Aldinger III*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Reuben V. Anderson*	Mary S. Metz*
James H. Blanchard*	Toni Rembe*
August A. Busch III*	Joyce M. Roché*
James P. Kelly*	Laura D’Andrea Tyson*
Charles F. Knight*	Patricia P. Upton*
* by power of attorney