Form 10-Q
period 2008-05-07
AT&T INC.
filed 2008-05-07
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

175 E. Houston, San Antonio, Texas 78205
Telephone Number:  (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

At April 30, 2008, there were 5,941 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2008	2007
Operating Revenues
Wireless service	$10,605	$9,070
Voice	9,693	10,455
Data	5,972	5,655
Directory	1,398	1,022
Other	3,076	2,767
Total operating revenues	30,744	28,969
Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	11,775	11,252
Selling, general and administrative	8,086	7,437
Depreciation and amortization	4,903	5,616
Total operating expenses	24,764	24,305
Operating Income	5,980	4,664
Other Income (Expense)
Interest expense	(865)	(873)
Equity in net income of affiliates	243	173
Other income (expense) – net	33	504
Total other income (expense)	(589)	(196)
Income Before Income Taxes	5,391	4,468
Income taxes	1,930	1,620
Net Income	$3,461	$2,848

Basic Earnings Per Share	$0.58	$0.46
Diluted Earnings Per Share	$0.57	$0.45
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	5,997	6,224
Dividends Declared Per Common Share	$0.400	$0.355
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,963	$1,970
Accounts receivable – net of allowances for
uncollectibles of $1,361 and $1,364	15,697	16,185
Prepaid expenses	1,610	1,524
Deferred income taxes	1,934	2,044
Other current assets	2,742	2,963
Total current assets	23,946	24,686
Property, plant and equipment	209,920	210,518
Less: accumulated depreciation and amortization	113,682	114,628
Property, Plant and Equipment – Net	96,238	95,890
Goodwill	70,815	70,713
Licenses	40,711	37,985
Customer Lists and Relationships - Net	13,692	14,505
Other Intangible Assets - Net	5,877	5,912
Investments in Equity Affiliates	2,578	2,270
Postemployment Benefit	17,645	17,291
Other Assets	6,697	6,392
Total Assets	$278,199	$275,644

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$13,301	$6,860
Accounts payable and accrued liabilities	18,590	21,399
Advanced billing and customer deposits	3,677	3,571
Accrued taxes	4,186	5,027
Dividends payable	2,375	2,417
Total current liabilities	42,129	39,274
Long-Term Debt	60,189	57,255
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	25,203	24,939
Postemployment benefit obligation	24,510	24,011
Other noncurrent liabilities	13,910	14,798
Total deferred credits and other noncurrent liabilities	63,623	63,748

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,598	91,638
Retained earnings	34,311	33,297
Treasury shares (at cost)	(19,590)	(15,683)
Accumulated other comprehensive income (loss)	(556)	(380)
Total stockholders’ equity	112,258	115,367
Total Liabilities and Stockholders’ Equity	$278,199	$275,644
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Three months ended
	March 31,
	2008	2007
Operating Activities
Net income	$3,461	$2,848
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,903	5,616
Undistributed earnings from investments in equity affiliates	(225)	(156)
Provision for uncollectible accounts	480	376
Deferred income tax expense	569	65
Net gain on sales of investments	(46)	-
Gain on license exchange	-	(409)
Changes in operating assets and liabilities:
Accounts receivable	(150)	237
Other current assets	159	(748)
Accounts payable, accrued and other liabilities	(4,654)	(3,232)
Stock-based compensation tax benefit	(7)	(47)
Other - net	467	98
Total adjustments	1,496	1,800
Net Cash Provided by Operating Activities	4,957	4,648

Investing Activities
Construction and capital expenditures
Capital expenditures	(4,178)	(3,338)
Interest during construction	(70)	(35)
Acquisitions, net of cash acquired	(3,662)	(198)
Dispositions	47	209
Proceeds from sale of securities, net of investments	131	518
Other	33	7
Net Cash Used in Investing Activities	(7,699)	(2,837)

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	5,786	(2,989)
Issuance of long-term debt	3,972	5,924
Repayment of long-term debt	(613)	(227)
Purchase of treasury shares	(4,071)	(3,005)
Issuance of treasury shares	103	687
Dividends paid	(2,422)	(2,218)
Stock-based compensation tax benefit	7	47
Other	(27)	(84)
Net Cash Provided by (Used in) Financing Activities	2,735	(1,865)
Net decrease in cash and cash equivalents	(7)	(54)
Cash and cash equivalents beginning of year	1,970	2,418
Cash and Cash Equivalents End of Period	$1,963	$2,364

Cash paid during the three months ended March 31 for:
Interest	$1,130	$904
Income taxes, net of refunds	$2,763	$1,177
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Three months ended
	March 31, 2008
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,638
Issuance of shares		21
Stock based compensation		(61)
Balance at end of period		$91,598

Retained Earnings
Balance at beginning of year		$33,297
Net income ($0.57 per diluted share)		3,461
Dividends to stockholders ($0.40 per share)		(2,380)
Other		(67)
Balance at end of period		$34,311

Treasury Shares
Balance at beginning of year	(451)	$(15,683)
Purchase of shares	(112)	(4,071)
Issuance of shares	7	164
Balance at end of period	(556)	$(19,590)

Accumulated Other Comprehensive Income, net of tax
Balance at beginning of year		$(380)
Other comprehensive income (loss) (see Note 2)		(176)
Balance at end of period		$(556)
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally, providing wireless and wireline communications services and equipment, managed networking, wholesale services and directory advertising and publishing services.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our year end.

Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in other comprehensive income until the investment is sold (see Note 2). The fair market value of these securities was $2,364 at March 31, 2008.

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

Valuation and Other Adjustments In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” (FAS 112) we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At March 31, 2008, we had severance accruals under FAS 112 of $472, of which $71 were established as merger-related severance accruals. At December 31, 2007, we had severance accruals of $127.

Included in the current liabilities reported on our consolidated balance sheet are accruals established under Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation (BellSouth) and Dobson Communications Corporation. Following is a summary of the accruals recorded under EITF 95-3 at December 31, 2007, cash payments made during 2008 and the adjustments thereto.

	12/31/07	Cash		3/31/08
	Balance	Payments	Adjustments	Balance
Severance accruals paid from:
Company funds	$540	$(68)	$5	$477
Pension and postemployment benefit plans	129	(16)	-	113
Lease terminations	425	(27)	2	400
Equipment removal and other related costs	161	(6)	(5)	150
Total	$1,255	$(117)	$2	$1,140

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

New Accounting Standards
Split Dollar Life Insurance In 2007, the EITF ratified the consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and EITF 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-4 and EITF 06-10 cover split-dollar life insurance arrangements (where the company owns and controls the policy) and provides that an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (FAS 106). These are effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, recording additional postretirement liabilities of $101 and a decrease to retained earnings of $63.

FAS 161 In 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. FAS 161 will not have an impact on our financial position and results of operations.

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2008 and 2007 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended
	March 31,
	2008	2007
Net income	$3,461	$2,848
Other comprehensive income, net of tax:
Foreign currency translation adjustment	66	(26)
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(90)	81
Less reclassification adjustment realized in net income	(50)	-
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(78)	(23)
Reclassification adjustment for losses on cash flow hedges included in net income	4	4
Defined benefit postretirement plans: Amortization of net actuarial (gain) loss and prior service benefit included in net income	(28)	48
Other	-	(2)
Other comprehensive income (loss)	(176)	82
Total Comprehensive Income	$3,285	$2,930

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is shown in the table below:

	Three months ended
	March 31,
	2008	2007
Numerators
Numerator for basic earnings per share:
Net income	$3,461	$2,848
Dilutive potential common shares:
Other stock-based compensation	2	2
Numerator for diluted earnings per share	$3,463	$2,850
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,997	6,224
Dilutive potential common shares:
Stock options	14	22
Other stock-based compensation	22	20
Denominator for diluted earnings per share	6,033	6,266
Basic earnings per share	$0.58	$0.46
Diluted earnings per share	$0.57	$0.45

At March 31, 2008 and 2007, we had issued and outstanding options to purchase approximately 223 and 281 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 116 and 132 million shares exceeded the average market price of AT&T stock for the three months ended March 31, 2008 and 2007. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2008, the exercise price of 108 million share options was below market price.

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising & publishing and (4) other.

The wireless segment provides wireless voice, data and other communications services.

The wireline segment provides landline communications services, including local and long-distance voice, switched access, Internet protocol and Internet access data, messaging services, managed networking to business customers, AT&T U-verseSM TV service (U-verse) and satellite television services through our agency arrangements.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months. However, consolidated results for 2007 directory operations acquired in our BellSouth acquisition are treated differently in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141).

Under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date were not recognized in 2007 consolidated results. Accordingly, our consolidated revenue and expenses in 2007 related to directory operations were lower. Because management assesses the performance of the segment including the revenue and expenses associated with those directories, for segment reporting purposes, our 2007 advertising & publishing segment results include revenue of $409 and expenses of $108 in the first quarter of 2007. These amounts are eliminated in the consolidations and eliminations column in the reconciliation below.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the other segment are impacts of corporate wide decisions for which the individual operating segments are not being evaluated.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireless, Wireline, Advertising & Publishing and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising & publishing revenue and expenses in the first quarter of 2007 as noted above.

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

At March 31, 2008 or for the three months ended
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$11,785	$17,087	$1,398	$474	$-	$30,744
Intersegment revenues	40	537	19	70	(666)	-
Total segment operating revenues	11,825	17,624	1,417	544	(666)	30,744
Operations and support expenses	7,389	11,621	787	730	(666)	19,861
Depreciation and amortization expenses	1,480	3,170	212	40	1	4,903
Total segment operating expenses	8,869	14,791	999	770	(665)	24,764
Segment operating income (loss)	2,956	2,833	418	(226)	(1)	5,980
Interest expense	-	-	-	-	865	865
Equity in net income of affiliates	2	-	-	241	-	243
Minority interest	(60)	-	-	-	60	-
Other income (expense) – net	-	-	-	-	33	33
Segment income before income taxes	$2,898	$2,833	$418	$15	$(773)	$5,391

Segment Assets	$118,743	$172,103	$14,212	$202,373	$(229,232)	$278,199

For the three months ended March 31, 2007
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$9,975	$17,476	$1,431	$496	$(409)	$28,969
Intersegment revenues	22	510	12	48	(592)	-
Total segment operating revenues	9,997	17,986	1,443	544	(1,001)	28,969
Operations and support expenses	6,583	11,651	734	421	(700)	18,689
Depreciation and amortization expenses	1,891	3,440	242	43	-	5,616
Total segment operating expenses	8,474	15,091	976	464	(700)	24,305
Segment operating income	1,523	2,895	467	80	(301)	4,664
Interest expense	-	-	-	-	873	873
Equity in net income of affiliates	7	-	-	172	(6)	173
Minority interest	(48)	-	-	-	48	-
Other income (expense) – net	-	-	-	-	504	504
Segment income before income taxes	$1,482	$2,895	$467	$252	$(628)	$4,468

AT&T INC.
MARCH 31, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retirees under various plans and accrue actuarially determined postretirement benefit costs as employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2008.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and FAS 106. In the following table, gains are denoted with parentheses and losses are not.

	Three months ended
	March 31,
	2008	2007
Pension (benefit) cost:
Service cost – benefits earned during the period	$293	$316
Interest cost on projected benefit obligation	830	801
Expected return on assets	(1,400)	(1,367)
Amortization of prior service cost	33	32
Recognized actuarial loss	2	60
Net pension (benefit) cost	$(242)	$(158)

Postretirement benefits cost:
Service cost – benefits earned during the period	$107	$127
Interest cost on accumulated postretirement
benefit obligation	636	643
Expected return on assets	(332)	(337)
Amortization of prior service benefit and transition obligation	(90)	(89)
Recognized actuarial loss	-	74
Postretirement benefits cost	$321	$418

Combined net pension and postretirement cost	$79	$260

Our combined net pension and postretirement cost decreased $181 in the first quarter of 2008. This decrease was primarily due to the decrease in amortization of the unrecognized actuarial losses recorded under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in Other Comprehensive Income. As allowed under GAAP, we amortize gains and losses only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets.

We have varying types of pension programs providing benefits for certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $4 in the first quarter of 2008 and 2007.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $45 in the first quarter of 2008 and $47 in the first quarter of 2007, of which $35 and $36 was interest cost, respectively.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally providing telecommunications services and equipment as well as directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2008 and 2007 are summarized as follows:

	First Quarter
			Percent
	2008	2007	Change
Operating revenues	$30,744	$28,969	6.1%
Operating expenses	24,764	24,305	1.9
Operating income	5,980	4,664	28.2
Income before income taxes	5,391	4,468	20.7
Net Income	3,461	2,848	21.5%

Overview
Operating income  Our operating income increased $1,316, or 28.2%, in the first quarter of 2008, reflecting increased wireless service revenues and continued growth in data revenues. Our operating income margin increased from 16.1% to 19.5%. Reported results in 2008 include directory revenue and expenses from directories published by subsidiaries acquired in our 2006 acquisition of BellSouth Corporation (BellSouth). In accordance with U.S. generally accepted accounting principles (GAAP), our reported results in the first quarter of 2007 did not include deferred revenue of $409 and expenses of $108 from these directories published during the 12-month period ending with the December 29, 2006 acquisition date. Had our first-quarter 2007 directory results included this deferred revenue and expenses, operating income would have increased $1,015 in the first quarter of 2008. See our “Advertising & Publishing Segment Results” section for discussion of this purchase accounting treatment.

Operating revenues  Our operating revenues increased $1,775, or 6.1%, in the first quarter primarily due to continuing growth in wireless subscriber revenues and data revenues, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues. As previously discussed, purchase accounting treatment for directories published 12 months prior to the BellSouth acquisition also contributed to the increased revenues in the first quarter of 2008 when compared to 2007.

Our operating revenues also reflect the continued decline of our retail access lines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenues should the customer choose us as their wireless provider.

Operating expenses  Our operating expenses increased $459, or 1.9%, in the first quarter primarily due to increased wireless equipment sales, a $374 charge taken in the first quarter of 2008 for workforce reductions and our accounting for the deferred directory expenses noted above. Partially offsetting these increases were approximately $200 of merger integration costs recognized in 2007 and not in 2008, and lower amortization expense on intangible assets in 2008. We are primarily amortizing these intangibles using an accelerated method, which means that we record lower expenses as the remaining useful life of the asset decreases.

Interest expense decreased $8, or 0.9%, in the first quarter of 2008. Interest expense remained relatively unchanged due to a decrease in our weighted average interest rate and changes in interest charged during construction offset by an increase in our average debt balances. Future interest expense will reflect interest during construction due to our spectrum purchases (see “Wireless Spectrum Auction” discussed in “Other Business Matters”).

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Equity in net income of affiliates increased $70, or 40.5%, in the first quarter of 2008 primarily due to improved results from our investment at América Móvil S.A. de C.V. (América Móvil) and other accounting related adjustments at Teléfonos de México, S.A. de C.V. (Telmex).

Other income (expense) – net  We had other income of $33 in the first quarter of 2008 and $504 in the first quarter of 2007. Results in the first quarter of 2008 consisted of a net gain on the sale of cost investments, interest income, minority interest and other non-strategic investment activity. Results in the first quarter of 2007 primarily consisted of gains of $409 related to a wireless spectrum license exchange and $85 for land dispositions and leveraged lease sales, which were partially offset by $41 in minority interest expenses.

Income taxes increased $310, or 19.1%, in the first quarter of 2008. The increase was primarily the result of higher income before income taxes in 2008. Our effective tax rate was 35.8% in the first quarter of 2008 and 36.3% for the same period in 2007. The decrease in our effective tax rate in 2008 was due to the recognition of state tax benefits and other adjustments.

Selected Financial and Operating Data
	March 31,
	2008	2007
Wireless customers (000)	71,367	62,217
Consumer revenue connections (000) [1,2]	49,340	49,265
Network access lines in service (000) [2]	60,415	65,429
Broadband connections (000) [2,3]	14,647	12,861
Video connections (000) [2,4]	2,611	1,697
Debt ratio [5]	39.6%	35.4%
Ratio of earnings to fixed charges	5.5	5.4
Number of AT&T employees	310,070	301,760
[1]	Consumer revenue connections includes retail access lines, VoIP customers, broadband and video.
[2]	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
[3]	Broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
[4]	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections.
[5]	See our “Liquidity and Capital Resources” section for discussion.

Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) wireless; (2) wireline; (3) advertising & publishing; and (4) other.

The wireless segment provides voice, data and other communications services.

The wireline segment provides landline communications services, including local and long-distance voice, switched access, IP and Internet access data, managed network services, AT&T U-verseSM TV services (U-verse) and satellite television services through our agency arrangements.

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

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	First Quarter
			Percent
	2008	2007	Change
Segment operating revenues
Service	$10,645	$9,092	17.1%
Equipment	1,180	905	30.4
Total Segment Operating Revenues	11,825	9,997	18.3
Segment operating expenses
Cost of services and equipment sales	4,110	3,670	12.0
Selling, general and administrative	3,279	2,913	12.6
Depreciation and amortization	1,480	1,891	(21.7)
Total Segment Operating Expenses	8,869	8,474	4.7
Segment Operating Income	2,956	1,523	94.1
Equity in Net Income of Affiliates	2	7	(71.4)
Minority Interest [1]	(60)	(48)	(25.0)
Segment Income	$2,898	$1,482	95.5%
[1]	Minority interest is reported as “Other Income (Expense) – Net” in the consolidated statements of income.

Operating Income and Margin Trends
Our wireless segment operating income increased $1,433, or 94.1%, in the first quarter of 2008 and our wireless segment operating income margin increased from 15.2% in the first quarter of 2007 to 25.0% in the first quarter of 2008. The higher margin in 2008 was primarily due to revenue growth of $1,828, or 18.3%, partially offset by increased operating expenses of $395, or 4.7%, reflecting network and operational improvements. The majority of the improvement in our results was due to the increase in our customer base of 9.2 million since March 31, 2007. This increase includes 1.7 million customers related to our acquisition of Dobson Communications Corporation (Dobson), which was acquired in November 2007. As of March 31, 2008, we served 71.4 million wireless customers, compared to 62.2 million at March 31, 2007. Contributing to our net additions was improvement in the postpaid customer turnover (churn) rate due to our strong network performance and attractive products and services offerings. First quarter customer net additions were adversely affected by approximately 330,000 disconnections related to the shut down of our Time Division Multiple Access (TDMA) wireless network operations, which was completed in February 2008. Additionally, gross customer additions increased to 5.0 million in the first quarter of 2008, compared to 4.3 million in the first quarter of 2007.

Also contributing to our improved results were higher average service revenue per user/customer (ARPU) and effective churn management, as well as success in achieving merger synergies and operational efficiencies. ARPU increased 2.0% in the first quarter of 2008, primarily related to data services ARPU growth of 37.1%. We expect continued growth from data services as more customers purchase advanced and integrated handsets and as our third-generation network continues to expand. The growth in data ARPU was partially offset by a decline in voice service ARPU of 4.7% in the first quarter of 2008, reflecting a higher percentage of prepaid and reseller customers, which provide lower ARPU than postpaid customers. We expect continued pressure on voice service ARPU. Results also benefited from merger integration costs recognized in 2007 and not reoccurring in 2008, and lower amortization expense on intangible assets in 2008.

Our total churn rate remained stable and was 1.7% in the first quarter of 2008 and 2007. Our postpaid churn rate declined to 1.2% compared to 1.3% in the first quarter of 2007. We expect the increasing mix of prepaid customers in our customer base will continue to pressure overall churn rates.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,553, or 17.1%, in the first quarter of 2008 and primarily consisted of:
•
Data revenue increases of $835, or 57.3%, in the first quarter primarily due to the increased number of data users and an increase in data ARPU of 37.1%, which primarily resulted from increased use of more advanced and integrated handsets, which provide for text messaging, Internet access, e-mail, other data services and media bundling services. Data service revenues represented 21.5% of wireless service revenues in the first quarter of 2008 and 16.0% in the first quarter of 2007.

•
Voice and other revenue increases of $718, or 9.4%, in the first quarter primarily due to an increase in the average number of wireless customers of 14.8%, partially offset by a decline in voice ARPU of 4.7%. Included in voice revenues were increases in long-distance and net roaming revenue due to increased international usage and a positive impact from the acquisition of Dobson.

Equipment revenues increased $275, or 30.4%, in the first quarter of 2008. The increase was due to higher handset revenues reflecting increased retail customer gross additions of 14.7% and customer upgrades to more advanced integrated handsets.

Cost of services and equipment sales expenses increased $440, or 12.0%, in the first quarter of 2008 primarily due to increased equipment sales expense of $425 due to the overall increase in sales as well as an increase in sales of higher-cost, advanced and integrated handsets and accessories. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers who committed to one-year or two-year contracts or in connection with other promotions.

Cost of services increased $15 in the first quarter due to increased Universal Service Fund, reseller services and other expense of $111, partially offset by a decline in expenses of $96 primarily related to lower network costs, interconnect, roaming and long-distance expenses related to cost savings initiatives, including vendor maintenance agreements, and benefits from the Dobson acquisition. The lower cost of services also reflects our continued migration off the T-Mobile USA network in California. These declines in network expenses were partially offset by higher network usage, with increases in total system minutes of use of 15.3% and associated network system expansion and maintenance costs.

Selling, general and administrative expenses increased $366, or 12.6%, in the first quarter and included the following:
•	Increases in customer service and other expenses of $212 primarily due to increased support costs and bad-debt expense.
•
Increases in selling, upgrade commissions and residual expenses of $154 due to increases in sales, prepaid plan gross addition costs and handset upgrade activity, which was consistent with our increase in customer gross and net additions. This increase was partially offset by a decline in advertising expenses.

Depreciation and amortization expenses decreased $411, or 21.7%, in the first quarter of 2008. Amortization expense decreased $246 in the first quarter primarily due to using an accelerated amortization method for customer lists, trade names and other intangible assets related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility.

Depreciation expense decreased $165 in the first quarter primarily due to certain network assets becoming fully depreciated, partially offset by increased expense related to ongoing capital spending for network upgrades and expansion.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	First Quarter
			Percent
	2008	2007	Change
Segment operating revenues
Voice	$9,919	$10,677	(7.1)%
Data	6,205	5,862	5.9
Other	1,500	1,447	3.7
Total Segment Operating Revenues	17,624	17,986	(2.0)
Segment operating expenses
Cost of sales	7,616	7,558	0.8
Selling, general and administrative	4,005	4,093	(2.2)
Depreciation and amortization	3,170	3,440	(7.8)
Total Segment Operating Expenses	14,791	15,091	(2.0)
Segment Income	$2,833	$2,895	(2.1)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $62, or 2.1%, in the first quarter of 2008 and our operating income margin was 16.1% in both the first quarter of 2008 and 2007. Our operating income continued to be pressured by access line declines due to increased competition and alternative technologies. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, including VoIP, and video. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment revenue was partially offset by lower amortization of intangibles related to the AT&T Corp. (ATTC) and BellSouth acquisitions due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases.

Operating Results
Voice revenues decreased $758, or 7.1%, in the first quarter primarily due to declining demand for traditional voice services. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $410, or 6.5%, in the first quarter. The decrease was driven primarily by declines in customer demand for access lines of $278 and by expected declines in revenues from ATTC’s mass-market customers of $164. The decrease in local voice revenues was partially offset by pricing increases for telephone service, custom calling features and inside wire maintenance agreements. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ alternative technologies and the disconnection of additional lines for DSL service and other reasons.

•
Long-distance revenues decreased $238, or 6.1%, in the first quarter. The decrease was primarily due to a net decrease in demand for long-distance service, mostly due to expected declines in ATTC’s mass-market customers, which decreased $186.

•
Local wholesale revenues decreased $110, or 21.4%, in the first quarter. The decrease was primarily due to industry consolidation as certain customers moved more traffic to their own networks and the declining Unbundled Network Element-Platform wholesale lines industry wide.

Data revenues increased $343, or 5.9%, in the first quarter. Data revenues accounted for approximately 35% of our wireline operating revenues in the first quarter of 2008 and 33% of revenues in the first quarter of 2007. Data revenues include transport, IP and packet-switched data services.

IP data revenues increased $405, or 18.2%, in the first quarter primarily due to growth in consumer and business broadband, virtual private networks (VPN) and managed Internet services. DSL and U-verse high-speed Internet access increased IP data revenues approximately $165, VPN contributed approximately $140 to the increase and various other IP data services such as U-verse video and dedicated Internet access services contributed approximately $105 to the increase.  These were partially offset by a decrease in revenue due to pricing pressures. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based products.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multisite businesses), increased $20, or 0.7%, in the first quarter of 2008. Transport services revenues increased primarily due to continuing high-speed volume growth in Ethernet (types of high capacity switched lines), AT&T Ultravailable® Network (custom Dense Wave Division Multiplexing-based solutions for interconnecting data sites) and other transport data services. These increases were almost entirely offset by pricing pressures and merger pricing conditions for DS1s and DS3s.

Our packet-switched services include frame relay, asynchronous transfer mode and managed packet services and decreased $82, or 10.7%, in the first quarter of 2008. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as managed Internet services and DSL. We expect packet-switched services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $53, or 3.7%, in the first quarter. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for more than 58% of total revenue for both periods. Managed services, which include revenue from agreements we announced last year, increased $87 in the first quarter. Government professional services revenue increased $28, driven by growth across various contracts. Partially offsetting these increases, revenue from equipment sales and related network integration decreased $54 primarily due to less emphasis on the sale of lower-margin equipment.

Cost of sales expenses increased $58, or 0.8%, in the first quarter. Cost of sales consists of costs we incur in order to provide our products and services, including costs of operating and maintaining our networks and personnel costs. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, information technology and property taxes related to elements of our network. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

Cost of sales increased due to the following:
•	Higher nonemployee-related expenses, such as contract services, materials and supplies costs, of $129.
•	Salary and wage merit increases and other bonus accrual adjustments of $61.
•	Higher employee levels increased expenses (primarily salary and wages) by $38.

Partially offsetting these increases, cost of sales decreased due to:
•	Lower net pension and postretirement cost, which reduced expense $94, reflecting the decrease in amortization of unrecognized actuarial losses.
•
Lower traffic compensation expenses (for access to another carrier’s network) of $41, primarily due to migration of long-distance calls onto our network and a lower volume of calls from ATTC’s declining national mass-market customer base.

•	Lower other wireline support charges of $32.

Selling, general and administrative expenses decreased $88, or 2.2%, in the first quarter. Selling, general and administrative expenses consist of our provision for uncollectible accounts; advertising costs; sales and marketing functions, including customer service centers; centrally managed real estate costs, including maintenance and utilities on all owned and leased buildings; credit and collection functions; and corporate overhead costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs are also included to the extent that they relate to those employees.

Selling, general and administrative expenses decreased due to:
•	Lower other wireline support costs of $66, primarily due to higher advertising costs incurred in 2007 for brand advertising and re-branding related to the BellSouth acquisition.
•	Lower net pension and postretirement cost, which reduced expense $56, reflecting the decrease in amortization of unrecognized actuarial losses.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

•	Lower employee levels decreased expenses (primarily salary and wages) by $40.
•	Lower nonemployee-related expenses, such as contract services, materials and supplies costs, of $27.

Partially offsetting these decreases, selling, general and administrative expenses increased due to salary and wage merit increases and other bonus accrual adjustments of $81.

Depreciation and amortization expenses decreased $270, or 7.8%, in the first quarter. The decrease was primarily due to amortization of intangibles, which decreased $207. Intangibles related to the 2006 acquisition of BellSouth and the 2005 acquisition of ATTC primarily are amortized using an accelerated method, which means that we record lower expenses as the remaining useful life of the asset decreases.

Depreciation expense for property, plant, and equipment decreased $63 in the first quarter. Certain assets, although still in use, have been fully depreciated resulting in a larger decline in depreciation expense than the incremental depreciation associated with new asset additions.

Supplemental Information

Telephone, Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2008 and 2007 are shown below and access line trends are addressed throughout this segment discussion.

(in 000s)
	Actual	Actual
	March 31,	March 31,	% Increase
	2008	2007	(Decrease)
Switched Access Lines [1]
Retail Consumer	34,178	36,660	(6.8)%
Retail Business [2]	22,647	23,318	(2.9)
Retail Subtotal [2]	56,825	59,978	(5.3)
Percent of total switched access lines	94.1%	91.7%

Sold to ATTC	164	1,091	(85.0)
Sold to other CLECs [2,3]	3,243	4,045	(19.8)
Wholesale Subtotal [2]	3,407	5,136	(33.7)
Percent of total switched access lines	5.6%	7.8%

Payphone (Retail and Wholesale) [4]	183	315	(41.9)%
Percent of total switched access lines	0.3%	0.5%

Total Switched Access Lines	60,415	65,429	(7.7)%

Total Broadband Connections [5]	14,647	12,861	13.9%

Satellite service [6]	2,232	1,684	32.5%
U-verse video	379	13	-
Total Video Connections	2,611	1,697	53.9%
[1]	Represents access lines served by AT&T’s ILECs and affiliates.
[2]	Prior period amounts restated to conform to current period reporting methodology.
[3]	Competitive local exchange carriers (CLECs).
[4]	Payphone lines are presented above as previously reported. Revenue from these lines is reported in the Other segment.
[5]	Broadband connections include DSL, U-verse high-speed Internet and satellite broadband.
[6]	Satellite service includes connections under our agency and resale arrangements.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising & Publishing
Segment Results
	First Quarter
			Percent
	2008	2007	Change
Total Segment Operating Revenues	$1,417	$1,443	(1.8)%
Segment operating expenses
Cost of sales	444	455	(2.4)
Selling, general and administrative	343	279	22.9
Depreciation and amortization	212	242	(12.4)
Total Segment Operating Expenses	999	976	2.4
Segment Income	$418	$467	(10.5)%

Accounting Impacts from the BellSouth Acquisition
Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) required that BellSouth deferred revenue and expenses from directories published during the 12-month period ending with the December 29, 2006 acquisition date not be included in our consolidated results. However, for management reporting purposes we continued to amortize these balances over the life of the directory (typically 12 months). Thus, for segment disclosure purposes, our advertising & publishing segment results in the first quarter of 2007 included revenue of $409 and expenses of $108 related to directories published in the Southeast region during 2006. See Note 4 for a discussion of FAS 141.

Operating Results
Our advertising & publishing operating income decreased $49, or 10.5%, in the first quarter of 2008 and our operating margin decreased from 32.4% in the first quarter of 2007 to 29.5% in the first quarter of 2008. The decrease in segment operating income margin was primarily due to lower print revenue, increased Internet related costs and bad debt expense.

Operating revenues decreased $26, or 1.8%, in the first quarter largely driven by lower print revenue of $86 partially offset by increased Internet revenue of $51 and other revenue of $9.

Cost of sales decreased $11, or 2.4%, in the first quarter primarily due to net decreases across multiple costs categories partially offset by increased Internet traffic.

Selling, general and administrative expenses increased $64, or 22.9%, in the first quarter largely driven by higher salaries, uncollectibles, and advertising for YELLOWPAGES.COM expansion.

Depreciation and amortization expenses decreased $30, or 12.4%, in the first quarter resulting from the accelerated method of amortization for the customer list acquired as a part of the BellSouth acquisition.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	First Quarter
			Percent
	2008	2007	Change
Total Segment Operating Revenues	$544	$544	-
Total Segment Operating Expenses	770	464	65.9
Segment Operating Income	(226)	80	-
Equity in Net Income of Affiliates	241	172	40.1
Segment Income	$15	$252	(94.0)%

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues remained unchanged in the first quarter of 2008.

Segment operating expenses increased $306, or 65.9%, in the first quarter of 2008 primarily due to a charge of $374 associated with our announced workforce reduction of approximately 1.5%, primarily management employees in non-customer facing areas of the business. The restructure of our operations from a collection of regional companies to a single national approach allows us to streamline staff functions. This was partially offset by decreased operating expenses from our operator services and retail payphone operations, and receipt of international receivables.

Our other segment also includes our equity investments in América Móvil, Telmex and minor investments in other international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under GAAP, which include adjustments for the purchase method of accounting and exclude certain adjustments required for local reporting in specific countries.

Equity in net income of affiliates increased $69 in the first quarter due to improved operating results at América Móvil of $36 and acquisition and other accounting adjustment activity of $33 at Telmex.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the U.S. are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the U.S. are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided, and regulation is generally limited to operational licensing authority for the provision of services to enterprise customers.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating burdensome regulation. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained many of the extensive regulatory requirements applicable to our traditional wireline subsidiaries. We are actively pursuing additional legislative and regulatory measures to reduce or eliminate regulatory requirements that inhibit our ability to provide the full range of services demanded by our customers. For example, we are supporting regulatory and legislative efforts that would offer a streamlined process for new video service providers to compete with traditional cable television providers. The FCC has adopted rules that prohibit municipalities from making unnecessary and unreasonable demands on competitive video service providers, and which require prompt action by such localities on cable franchise applications by new entrants. States representing a majority of our local service access lines have adopted legislation that enables new video entrants to acquire a statewide or state-approved (as opposed to municipal-approved) franchise to offer video services. We also are supporting efforts to update regulatory treatment for retail services. Passage of legislation is uncertain and depends on many factors.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our wireless operations are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. Additionally, we have noted our opposition to proposals to impose “net neutrality” access regulation on wireless providers. We believe that the wireless industry is characterized by innovation, differentiation and competition among handset manufacturers, carriers and applications and that additional broadband regulation and new wholesale requirements are unnecessary given the state of competition and may be appropriate only in the case of market failure.

E911 Order  In September 2007, the FCC adopted an order (the E911 Order) that would substantially increase accuracy requirements in connection with providing the location of a wireless caller to dispatchers of 911 emergency services. Compliance with interim accuracy benchmarks is required in March 2009.

Under FCC rules, carriers are required to attempt to deliver location data to Public Safety Answering Points (PSAPs) when callers dial 911. We use a network-based location solution that employs triangulation to estimate the location of the caller. Location data for this network-based solution must be accurate within 300 meters on 95 percent of all calls and within 100 meters on 67 percent of all calls. The current rules permit these percentages to be calculated based on all calls, network-wide, for purposes of measuring location accuracy. The E911 Order would require wireless carriers to achieve E911 location accuracy measured in each of the local areas served by the approximately 6,000 PSAPs across the country. Carriers would have until September 2012 to achieve PSAP-level accuracy, and would have to demonstrate compliance with certain incremental location accuracy benchmarks in 2009 and 2010. The PSAP-level accuracy requirement in the E911 Order is not attainable throughout our wireless network using currently available commercial technology.

On March 28, 2008, the United States Court of Appeals for the DC Circuit (Court of Appeals) granted motions filed by AT&T and other carriers seeking a stay of the E911 Order pending a ruling on the merits of the appeals of that order. The E911 Order will not go into effect while the Court of Appeals is considering the appeals. Depending on technological developments, the interpretation of the final order and the resolution of appeals, we could be required to make significant capital expenditures to implement and maintain compliance with this Order.

Order on Recommendations of the Hurricane Katrina Panel In October 2007, the FCC issued an order designed to improve the reliability, interoperability and recovery of telecommunications in future disasters. The order requires carriers to maintain backup power at certain points in the network, such as cell sites and remote terminals. In February 2008, the D.C. Circuit granted a stay of the effective date of the Katrina Order's back-up power rules, pending review of a filed appeal.

OTHER BUSINESS MATTERS

Wireless Spectrum Auction On March 20, 2008, the FCC announced that we were the winning bidder of 227 B Block 700 MHz Band wireless spectrum licenses in an auction conducted by the FCC. Accordingly, in April 2008, we paid the FCC $6,136, which was in addition to the $500 deposit that we provided to the FCC at the start of the auction. This purchase was funded using cash from operations and debt. In April 2008, we submitted our license application with the FCC, requesting that the FCC grant the wireless licenses on which we were the high bidder. We will use this spectrum as we buildout our network for next generation wireless services.

Disposition In April 2008, we sold a unit of one of our publishing subsidiaries to Local Insight Regatta Holdings, Inc. for $235.

U-verse Services We are continuing to expand our deployment of U-verse TV, high-speed broadband and voice services. As of March 31, 2008, we have passed approximately 9 million living units. As we expand our deployment, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. Our deployment plans also could be delayed if we do not receive required equipment and software on schedule.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. If the courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

NSA Litigation There are 24 pending lawsuits that allege that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs allege that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the Motions to Dismiss of both parties.

We and the U.S. government filed interlocutory appeals. The case was argued before a panel of the U.S. Court of Appeals for the Ninth Circuit in August 2007. We are awaiting a decision. Management believes these actions are without merit and intends to vigorously defend these matters.

Prepaid Calling Card Patent Litigation In September 2007, a jury in Texas found that ATTC willfully infringed two patents owned by TGIP Inc. (TGIP) relating to point-of-sale prepaid cards sold by ATTC and awarded TGIP $156 in damages. (TGIP Inc. v. AT&T Corp. et al., U.S. District Court for the Eastern District of Texas). AT&T filed a motion requesting that the Court overturn the jury’s verdict as a matter of law. In October 2007, the Court overturned the jury’s finding of infringement, the jury’s $156 award of damages and the jury’s finding of willfulness. TGIP appealed the Court's decision. In April 2008, the parties settled the litigation resulting in no additional expense accrual.

ACCOUNTING POLICIES AND STANDARDS

Split-Dollar Life Insurance In 2007, the Emerging Issues Task Force (EITF) ratified the consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4) and EITF 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-4 and EITF 06-10 cover split-dollar life insurance arrangements (where the company owns and controls the policy) and provides that an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These are effective for fiscal years beginning after December 15, 2007. We adopted EITF 06-4 and EITF 06-10 on January 1, 2008, recording additional postretirement liabilities of $101 and a decrease to retained earnings of $63.

FAS 161 In 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. FAS 161 will not have an impact on our financial position and results of operations.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $1,963 in cash and cash equivalents available at March 31, 2008. Cash and cash equivalents included cash of $923 and money market funds and other cash equivalents of $1,040. In the first quarter, cash inflow was primarily provided by cash receipts from operations, short-term borrowings and the issuance of long-term debt. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, repurchase of common shares, acquisitions, dividends to stockholders, tax payments, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first quarter of 2008, cash provided by operating activities was $4,957 compared to $4,648 in the first quarter of 2007. Our operating cash flow reflects our increased operating income, including our success in achieving merger synergies and operational efficiencies. Our operating cash flows also reflect declines in our operational liabilities and our accelerated amortization of intangible assets. Partially offsetting these efficiencies were increased tax and interest payments of $1,812.

Within the next nine months, we expect the IRS will complete its examination of our 2003 through 2005 federal income tax returns and that we will make a deposit to reduce the accrual of interest while we continue to work with the IRS to resolve any contested issues. As a result, during the first quarter we reclassified approximately $1,000 of our unrecognized tax benefits from “Other noncurrent liabilities” to “Accrued taxes” on our consolidated balance sheet.

Cash Used in or Provided by Investing Activities
In the first quarter of 2008, cash used in investing activities consisted primarily of $4,178 for capital expenditures, $3,662 for acquisitions and $70 for interest during construction. Cash provided by investing activities of $211 was primarily related to the sale of cost investments and the disposition of non-strategic assets.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services, and support systems for our communications services. Capital spending in our wireless segment increased 57% in the first quarter, primarily for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures in the wireline segment, which represented 80% of our capital expenditures, increased 20% in the first quarter, primarily due to the deployment of our U-verse services.

We continue to expect that our 2008 capital expenditures, which include wireless network expansion and U-verse services, will be in the midteens as a percentage of consolidated revenue. We continue to expect to fund 2008 capital expenditures for our wireless and wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Included in acquisitions were the following:
•	Approximately $2,688 for the purchase of spectrum licenses, primarily for the acquisition of licenses from Aloha Partners, L.P.
•	$500 deposit with the FCC related to the 700 MHz Band wireless spectrum auction.
•	$350 related to a customer list acquisition.
•	$124 related to other acquisitions.

On March 20, 2008, the FCC announced that we were the winning bidder of 227 B Block 700 MHz Band wireless spectrum licenses in an auction conducted by the FCC. In April 2008, we paid the FCC $6,136, which was in addition to the $500 deposit that we provided to the FCC at the start of the auction, mentioned previously.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cash Used in or Provided by Financing Activities
We plan to fund our 2008 financing activities through a combination of short- and long-term borrowings and cash from operations. Our financing activities include funding repurchases of our common stock and the repayment of debt.

At March 31, 2008, we had $13,301 of debt maturing within one year, which included $7,691 of commercial paper borrowings, $5,593 of long-term debt maturities, and $17 of other borrowings. All of our commercial paper borrowings are due within 90 days. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first quarter of 2008, we received net proceeds of $5,786 from the issuance of commercial paper and $3,972 from the issuance of $4,000 in long-term debt, which consisted of the following:
•	$2,500 of 5.5% global notes due in 2018.
•	$750 of 4.95% global notes due in 2013.
•	$750 of 6.3% global notes due in 2038.

In the first quarter, we repaid $613 of debt, which primarily consisted of repayments on long-term debt and scheduled principal payments on other debt and borrowings.

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. In the first quarter of 2008, we repurchased 111.6 million shares at a cost of $4,071. See our “Issuer Equity Repurchases” table for information on share repurchases during the first quarter of 2008.

We paid dividends of $2,422 in the first quarter of 2008 and $2,218 in the first quarter of 2007, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2007, which was partially offset by a decline in common shares outstanding of approximately 4.0% due to our share repurchases over the past year. Dividends declared by our Board of Directors totaled $0.40 per share in the first quarter of 2008 and $0.355 per share in the first quarter of 2007. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2008, our debt ratio was 39.6% compared to 35.4% at March 31, 2007 and 35.7% at December 31, 2007. The increased debt ratio at March 31, 2008 reflects an increase in debt of nearly $11,000 since March 31, 2007 and $9,400 since December 31, 2007. The increased debt ratio also reflects the impact of our share repurchases and increased dividend payments in 2007 and the first quarter of 2008. Equity in 2008 reflects our increased income and adjustments to other comprehensive income required under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

In April 2008, we received proceeds of $3,965 from the issuance of $2,000 of floating rate notes due 2010 in a private offering and €1,250 of 6.125% global notes due 2015 (equivalent to approximately $1,975 when issued).

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000 provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At March 31, 2008, we had no borrowings outstanding under this agreement.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In April 2008, we entered into a $3,000 revolving credit agreement with certain banks. This agreement will expire in December 2008. We have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. This agreement will not affect our existing $10,000, five-year revolving credit agreement, mentioned previously. These advances would be used for general corporate purposes, which could include repayment of maturing commercial paper. We must maintain a debt-to-EBITDA (with other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. This agreement contains a negative pledge covenant, which requires that, if at any time we or a subsidiary pledge assets or otherwise permits a lien on its properties, advances under this agreement will be ratably secured, subject to specified exceptions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2008, we had interest rate swaps with a notional value of $3,250 and a fair value of $180.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $2,799 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $142 at March 31, 2008.

In April 2008, we entered into fixed-to-fixed cross-currency swaps on our Euro-denominated global notes with a U.S. dollar notional value of $1,975 to hedge our exposure to changes in foreign currency exchange rates. This hedge also includes interest rate swaps of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate, which results in a U.S.-denominated semi-annual rate of 5.78% on our Euro-denominated notes.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.

AT&T INC.
MARCH 31, 2008

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

•
The timing, extent and cost of deployment of our U-verse services; the development of attractive and profitable service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to these services; and the availability, cost and/or reliability of the various technologies and/or content required to provide such services.

•	The outcome of pending or threatened litigation including patent claims by or against third parties.
•	The impact on our networks and business of major equipment failures, severe weather conditions, natural disasters or terrorist attacks.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•
The issuance by the Internal Revenue Service and/or other tax authorities of new tax regulations or changes to existing standards; actions by tax agencies and judicial authorities with respect to applying applicable tax laws and regulations; and the resolution of disputes with any taxing jurisdictions.

•	Our ability to adequately fund our wireless operations, including access to additional spectrum, network upgrades and technological advancements.
•
The impact of our acquisition of BellSouth, including the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may take longer to realize than expected or may not be fully realized.

•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

PART II - OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2008, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the first quarter of 2008, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into cash or shares. Each director also receives an annual grant of DSUs. The plan provides that DSUs (and dividends earned thereon) acquired during 2007 and thereafter would be convertible in the form of cash only. During the first quarter of 2008, an aggregate of 5,826 shares and DSUs (from pre-2007 accruals) were acquired by non-employee directors at prices ranging from $34.83 to $38.49, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)
On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. In the first quarter of 2008, we repurchased 111.6 million shares at a cost of $4,071. We have repurchased, and intend to continue to repurchase, shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2008 – January 31, 2008	10,000,000	$ 35.70	10,000,000	390,000,000
February 1, 2008 – February 29, 2008	77,133,333	$ 36.78	77,133,333	312,866,667
March 3, 2008 – March 31, 2008	24,500,000	$ 35.77	24,500,000	288,366,667
Total	111,633,333	$ 36.46	111,633,333	288,366,667
1Average Price Paid per Share excludes transaction costs.

AT&T INC.
MARCH 31, 2008

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

AT&T Inc.

May 7, 2008                                                                                 /s/ Richard G. Lindner
        Richard G. Lindner
        Senior Executive Vice President
        and Chief Financial Officer