Form 10-Q
period 2008-06-30
AT&T INC.
filed 2008-08-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
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
Yes [   ]   No [X]

At July 31, 2008, there were 5,893 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating Revenues
Wireless service	$10,894	$9,513	$21,499	$18,583
Voice	9,519	10,378	19,212	20,833
Data	6,054	5,746	12,026	11,401
Directory	1,383	1,155	2,781	2,177
Other	3,016	2,686	6,092	5,453
Total operating revenues	30,866	29,478	61,610	58,447
Operating Expenses
Cost of services and sales (exclusive of depreciation and
amortization shown separately below)	11,900	11,658	23,902	23,080
Selling, general and administrative	7,441	7,460	15,300	14,727
Depreciation and amortization	4,958	5,416	9,861	11,032
Total operating expenses	24,299	24,534	49,063	48,839
Operating Income	6,567	4,944	12,547	9,608
Other Income (Expense)
Interest expense	(854)	(879)	(1,719)	(1,752)
Equity in net income of affiliates	212	210	455	383
Other income (expense) – net	(43)	127	(10)	631
Total other income (expense)	(685)	(542)	(1,274)	(738)
Income Before Income Taxes	5,882	4,402	11,273	8,870
Income taxes	2,110	1,498	4,040	3,118
Net Income	$3,772	$2,904	$7,233	$5,752

Basic Earnings Per Share	$0.64	$0.47	$1.21	$0.93
Diluted Earnings Per Share	$0.63	$0.47	$1.21	$0.92
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	5,926	6,145	5,962	6,184
Dividends Declared Per Common Share	$0.400	$0.355	$0.800	$0.710
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,631	$1,970
Accounts receivable – net of allowances for
uncollectibles of $1,303 and $1,364	15,971	16,185
Prepaid expenses	1,671	1,524
Deferred income taxes	1,407	2,044
Other current assets	2,545	2,963
Total current assets	23,225	24,686
Property, plant and equipment	212,549	210,518
Less: accumulated depreciation and amortization	115,181	114,628
Property, Plant and Equipment – Net	97,368	95,890
Goodwill	71,528	70,713
Licenses	46,771	37,985
Customer Lists and Relationships - Net	12,568	14,505
Other Intangible Assets - Net	5,844	5,912
Investments in Equity Affiliates	2,838	2,270
Postemployment Benefit	17,898	17,291
Other Assets	6,468	6,392
Total Assets	$284,508	$275,644

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$16,472	$6,860
Accounts payable and accrued liabilities	18,927	21,399
Advanced billing and customer deposits	3,573	3,571
Accrued taxes	3,782	5,027
Dividends payable	2,357	2,417
Total current liabilities	45,111	39,274
Long-Term Debt	63,675	57,255
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	25,136	24,939
Postemployment benefit obligation	24,832	24,011
Other noncurrent liabilities	13,817	14,798
Total deferred credits and other noncurrent liabilities	63,785	63,748

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,647	91,638
Retained earnings	35,719	33,297
Treasury shares (at cost)	(21,420)	(15,683)
Accumulated other comprehensive income (loss)	(504)	(380)
Total stockholders’ equity	111,937	115,367
Total Liabilities and Stockholders’ Equity	$284,508	$275,644
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Six months ended
	June 30,
	2008	2007
Operating Activities
Net income	$7,233	$5,752
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,861	11,032
Undistributed earnings from investments in equity affiliates	(415)	(344)
Provision for uncollectible accounts	860	738
Deferred income tax expense (benefit)	1,384	(546)
Net gain on sales of investments	(27)	(64)
Gain on license exchange	-	(409)
Changes in operating assets and liabilities:
Accounts receivable	(776)	87
Other current assets	274	(665)
Accounts payable, accrued and other liabilities	(5,117)	(287)
Stock-based compensation tax benefit	(14)	(107)
Other - net	242	(108)
Total adjustments	6,272	9,327
Net Cash Provided by Operating Activities	13,505	15,079

Investing Activities
Construction and capital expenditures
Capital expenditures	(9,320)	(7,460)
Interest during construction	(257)	(78)
Acquisitions, net of cash acquired	(10,087)	(221)
Dispositions	623	520
Proceeds from sale of securities, net of investments	(73)	509
Other	41	17
Net Cash Used in Investing Activities	(19,073)	(6,713)

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	6,590	(1,993)
Issuance of long-term debt	10,924	5,924
Repayment of long-term debt	(1,605)	(2,065)
Purchase of treasury shares	(6,077)	(6,904)
Issuance of treasury shares	310	1,252
Dividends paid	(4,802)	(4,414)
Stock-based compensation tax benefit	14	107
Other	(125)	(121)
Net Cash Provided by (Used in) Financing Activities	5,229	(8,214)
Net increase (decrease) in cash and cash equivalents	(339)	152
Cash and cash equivalents beginning of year	1,970	2,418
Cash and Cash Equivalents End of Period	$1,631	$2,570

Cash paid during the six months ended June 30 for:
Interest	$1,863	$1,765
Income taxes, net of refunds	$4,730	$1,484
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Six months ended
	June 30, 2008
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,638
Issuance of shares		88
Stock based compensation		(79)
Balance at end of period		$91,647

Retained Earnings
Balance at beginning of year		$33,297
Net income ($1.21 per diluted share)		7,233
Dividends to stockholders ($0.80 per share)		(4,742)
Other		(69)
Balance at end of period		$35,719

Treasury Shares
Balance at beginning of year	(451)	$(15,683)
Purchase of shares	(164)	(6,077)
Issuance of shares	13	340
Balance at end of period	(602)	$(21,420)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		$(380)
Other comprehensive income (loss) (see Note 2)		(124)
Balance at end of period		$(504)
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2008

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) requires disclosures for financial assets and liabilities that are remeasured at fair value at least annually. FAS157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in other comprehensive income until the investment is sold (see Note 2). The fair market value of these securities was $2,570 at June 30, 2008.

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

Valuation and Other Adjustments In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” (FAS 112) we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At June 30, 2008, we had severance accruals under FAS 112 of $369, of which $42 were established as merger-related severance accruals. At December 31, 2007, we had severance accruals of $127.

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

	12/31/07	Cash		6/30/08
	Balance	Payments	Adjustments	Balance
Severance accruals paid from:
Company funds	$540	$(177)	$6	$369
Pension and postemployment benefit plans	129	(21)	-	108
Lease terminations	425	(56)	91	460
Equipment removal and other related costs	161	(18)	17	160
Total	$1,255	$(272)	$114	$1,097

AT&T INC.
JUNE 30, 2008

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

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2008 and 2007 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$3,772	$2,904	$7,233	$5,752
Other comprehensive income, net of tax:
Foreign currency translation adjustment	39	44	105	18
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	26	68	(64)	149
Less reclassification adjustment realized in net income	34	(40)	(16)	(40)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	(21)	(13)	(99)	(36)
Reclassification adjustment for losses on cash flow hedges included in net income	5	4	9	8
Defined benefit postretirement plans:
Amortization of net actuarial (gain) loss and prior service benefit included in net income	(31)	56	(59)	104
Other	-	1	-	(1)
Other comprehensive income (loss)	52	120	(124)	202
Total Comprehensive Income	$3,824	$3,024	$7,109	$5,954

AT&T INC.
JUNE 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

Reconciliations of the numerators and denominators of basic and diluted earnings per share for net income for the three and six months ended June 30, 2008 and 2007 are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerators
Numerator for basic earnings per share:
Net income	$3,772	$2,904	$7,233	$5,752
Dilutive potential common shares:
Other stock-based compensation	2	2	4	4
Numerator for diluted earnings per share	$3,774	$2,906	$7,237	$5,756
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,926	6,145	5,962	6,184
Dilutive potential common shares:
Stock options	15	26	15	24
Other stock-based compensation	21	24	20	22
Denominator for diluted earnings per share	5,962	6,195	5,997	6,230
Basic earnings per share	$0.64	$0.47	$1.21	$0.93
Diluted earnings per share	$0.63	$0.47	$1.21	$0.92

At June 30, 2008, we had issued and outstanding options to purchase approximately 209 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 104 million shares in the second quarter and 110 million for the first six months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At June 30, 2008, the exercise price of 105 million share options was below market price.

At June 30, 2007, we had issued and outstanding options to purchase 261 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 95 million shares in the second quarter and 113 million for the first six months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period.

AT&T INC.
JUNE 30, 2008

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

As part of our internal business unit realignment in the second quarter 2008, expenses were moved between line items (cost of sales and selling, general and administrative) and between segments (primarily wireline and other).

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV service (U-verse) and satellite television services through our agency arrangements.

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

Under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date were not recognized in 2007 consolidated results. Accordingly, our consolidated revenue and expenses in 2007 related to directory operations were lower. Because management assesses the performance of the segment including the revenue and expenses associated with those directories, for segment reporting purposes, our 2007 advertising & publishing segment results include revenue of $306 in the second quarter and $715 for the first six months of 2007 and expenses of $119 in the second quarter and $227 for the first six months of 2007. These amounts are eliminated in the consolidation and elimination column in the reconciliation below.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the other segment are impacts of management decisions affecting the entire company for which management does not evaluate the individual operating segments.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireless, Wireline, Advertising & Publishing and Other columns represent the segment results of each such operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising & publishing revenue and expenses in the second quarter and for the first six months of 2007 as noted above.

Segment assets for the six months ended June 30, 2008 are materially unchanged from the year ended December 31, 2007 with the exception of the wireless and other segment assets. Our wireless segment assets totaled $123,620, which increased $17,667, or 16.7%, primarily due to the acquisition of wireless spectrum. Our other segment assets totaled $206,436, which increased $23,361, or 12.8%, primarily due to an increase in value of our investments in our subsidiaries.

AT&T INC.
JUNE 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2008
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$11,977	$17,059	$1,383	$447	$-	$30,866
Intersegment revenues	56	549	24	65	(694)	-
Total segment operating revenues	12,033	17,608	1,407	512	(694)	30,866
Operations and support expenses	7,523	11,227	771	512	(692)	19,341
Depreciation and amortization expenses	1,446	3,269	203	42	(2)	4,958
Total segment operating expenses	8,969	14,496	974	554	(694)	24,299
Segment operating income (loss)	3,064	3,112	433	(42)	-	6,567
Interest expense	-	-	-	-	854	854
Equity in net income of affiliates	3	-	-	209	-	212
Minority interest	(69)	-	-	-	69	-
Other income (expense) – net	-	-	-	-	(43)	(43)
Segment income before income taxes	$2,998	$3,112	$433	$167	$(828)	$5,882

At June 30, 2008 or for the six months ended
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$23,762	$34,146	$2,781	$921	$-	$61,610
Intersegment revenues	96	1,086	43	135	(1,360)	-
Total segment operating revenues	23,858	35,232	2,824	1,056	(1,360)	61,610
Operations and support expenses	14,912	22,731	1,558	1,360	(1,359)	39,202
Depreciation and amortization expenses	2,926	6,439	415	82	(1)	9,861
Total segment operating expenses	17,838	29,170	1,973	1,442	(1,360)	49,063
Segment operating income (loss)	6,020	6,062	851	(386)	-	12,547
Interest expense	-	-	-	-	1,719	1,719
Equity in net income of affiliates	5	-	-	450	-	455
Minority interest	(129)	-	-	-	129	-
Other income (expense) – net	-	-	-	-	(10)	(10)
Segment income before income taxes	$5,896	$6,062	$851	$64	$(1,600)	$11,273

AT&T INC.
JUNE 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2007
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$10,368	$17,478	$1,461	$477	$(306)	$29,478
Intersegment revenues	27	515	17	81	(640)	-
Total segment operating revenues	10,395	17,993	1,478	558	(946)	29,478
Operations and support expenses	6,981	11,502	792	600	(757)	19,118
Depreciation and amortization expenses	1,810	3,301	263	43	(1)	5,416
Total segment operating expenses	8,791	14,803	1,055	643	(758)	24,534
Segment operating income (loss)	1,604	3,190	423	(85)	(188)	4,944
Interest expense	-	-	-	-	879	879
Equity in net income of affiliates	17	-	-	202	(9)	210
Minority interest	(67)	-	-	-	67	-
Other income (expense) – net	-	-	-	-	127	127
Segment income before income taxes	$1,554	$3,190	$423	$117	$(882)	$4,402

At June 30, 2007 or for the six months ended
			Advertising &		Consolidation	Consolidated
	Wireless	Wireline	Publishing	Other	and Elimination	Results
Revenues from external customers	$20,343	$34,960	$2,892	$967	$(715)	$58,447
Intersegment revenues	49	1,025	29	129	(1,232)	-
Total segment operating revenues	20,392	35,985	2,921	1,096	(1,947)	58,447
Operations and support expenses	13,564	23,104	1,526	1,070	(1,457)	37,807
Depreciation and amortization expenses	3,701	6,742	505	85	(1)	11,032
Total segment operating expenses	17,265	29,846	2,031	1,155	(1,458)	48,839
Segment operating income (loss)	3,127	6,139	890	(59)	(489)	9,608
Interest expense	-	-	-	-	1,752	1,752
Equity in net income of affiliates	24	-	-	374	(15)	383
Minority interest	(115)	-	-	-	115	-
Other income (expense) – net	-	-	-	-	631	631
Segment income before income taxes	$3,036	$6,139	$890	$315	$(1,510)	$8,870

AT&T INC.
JUNE 30, 2008

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension (benefit) cost:
Service cost – benefits earned during the period	$293	$313	$586	$629
Interest cost on projected benefit obligation	829	807	1,659	1,608
Expected return on assets	(1,401)	(1,367)	(2,801)	(2,734)
Amortization of prior service cost	33	39	66	71
Recognized actuarial loss	4	60	6	120
Net pension benefit	$(242)	$(148)	$(484)	$(306)

Postretirement benefit cost:
Service cost – benefits earned during the period	$107	$127	$214	$254
Interest cost on accumulated postretirement
benefit obligation	639	644	1,275	1,287
Expected return on assets	(332)	(337)	(664)	(674)
Amortization of prior service benefit	(89)	(91)	(179)	(180)
Recognized actuarial loss	-	74	-	148
Postretirement benefit cost	$325	$417	$646	$835

Combined net pension and postretirement cost	$83	$269	$162	$529

Our combined net pension and postretirement cost decreased $186 in the second quarter and $367 for the first six months of 2008. This decline was primarily due to the decrease in amortization of the unrecognized actuarial losses recorded under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in Other Comprehensive Income. As allowed under GAAP, we amortize gains and losses only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets.

We have varying types of pension programs providing benefits for certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $3 in the second quarter and $7 for the first six months of 2008 and $4 in the second quarter and $8 for the first six months of 2007.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $45 in the second quarter and $91 for the first six months of 2008, of which $36 and $71 was interest cost, respectively. Net supplemental retirement pension benefits cost was $49 in the second quarter and $96 for the first six months of 2007, of which $36 and $72 was interest cost, respectively.

AT&T INC.
JUNE 30, 2008

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2008 and 2007 are summarized as follows:

	Second Quarter			Six-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Operating revenues	$30,866	$29,478	4.7%	$61,610	$58,447	5.4%
Operating expenses	24,299	24,534	(1.0)	49,063	48,839	0.5
Operating income	6,567	4,944	32.8	12,547	9,608	30.6
Income before income taxes	5,882	4,402	33.6	11,273	8,870	27.1
Net Income	3,772	2,904	29.9	7,233	5,752	25.7

Overview
Operating income Our operating income increased $1,623, or 32.8%, in the second quarter and $2,939, or 30.6%, for the first six months of 2008, reflecting continued growth in wireless service and data revenues. Our operating income margin increased from 16.8% to 21.3% in the second quarter and from 16.4% to 20.4% for the first six months. Reported results in 2008 include directory revenue and expenses from directories published by BellSouth Corporation (BellSouth) subsidiaries. In accordance with U.S. generally accepted accounting principles (GAAP), our reported results in 2007 did not include deferred revenue of $306 in the second quarter and $715 for the first six months and expenses of $119 in the second quarter and $227 for the first six months from BellSouth directories published during the 12-month period ending with the December 29, 2006 date we acquired BellSouth. Had our 2007 directory results included this deferred revenue and expenses, operating income would have increased $1,436 in the second quarter and $2,451 for the first six months of 2008, as compared to 2007. See our “Advertising & Publishing Segment Results” section for discussion of this purchase accounting treatment.

Operating revenues  Our operating revenues increased $1,388, or 4.7%, in the second quarter and $3,163, or 5.4%, for the first six months primarily due to continuing growth in wireless subscribers. Revenues in the second quarter and for the first six months also reflect an increase in data revenues, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues. As discussed above, purchase accounting treatment for directories published 12 months prior to the BellSouth acquisition also increased revenues in the second quarter and for the first six months of 2008 when compared to 2007.

Our operating revenues also reflect the continued decline in our retail access lines due to increased competition, as customers disconnected both primary and additional lines and switched to competitors’ wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. The slower national economy also adversely affected the ability of our consumer wireline customers to purchase our services. While we lose the voice revenues, we have the opportunity to increase wireless service revenues should the customer choose us as their wireless provider.

Operating expenses  Our operating expenses decreased $235, or 1.0%, in the second quarter and increased $224, or 0.5%, for the first six months. The decrease in the second quarter was primarily due to merger integration costs incurred in 2007 and not in 2008, lower amortization expense on intangible assets, and lower employee related accruals. These decreases were partially offset by an increase in subsidized wireless equipment sales and the inclusion of BellSouth-related directory expenses in 2008 and not in 2007, as noted above.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
The increase for the first six months was primarily due to increased wireless equipment sales, a $374 charge taken in the first quarter of 2008 for workforce reductions and the purchase accounting treatment of the BellSouth deferred directory expenses discussed above. Partially offsetting these second quarter increases were merger integration costs recognized in 2007 and not in 2008, and lower amortization expense on intangible assets in 2008.

Interest expense decreased $25, or 2.8%, in the second quarter and $33, or 1.9%, for the first six months of 2008. Interest expense remained relatively unchanged due to a decrease in our weighted average interest rate and changes in interest charged during construction offset by an increase in our average debt balances. Future interest expense will continue to reflect increased interest during construction due to our spectrum purchases.

Equity in net income of affiliates increased $2, or 1.0%, in the second quarter and $72, or 18.8%, for the first six months of 2008. The increase is primarily due to improved results from our investment in América Móvil S.A. de C.V. (América Móvil).

Other income (expense) – net  We had other expense of $43 in the second quarter and $10 for the first six months of 2008, as compared to other income of $127 in the second quarter and $631 for the first six months of 2007. Results in the second quarter of 2008 primarily included expenses of $90 related to minority interest expenses and the loss on sale of investments partially offset by $45 of interest, dividend and leveraged lease income. Results in the second quarter of 2007 primarily included gains of $80 related to the sale of administrative buildings and other non-strategic assets, $64 on the sale of investments and $39 of interest income. These gains were partially offset by $59 in minority interest expenses.

Results for the first six months of 2008 primarily included expenses of $129 related to minority interest expenses partially offset by $117 of interest, dividend and leveraged lease income. Results for the first six months of 2007 primarily included gains of $409 related to a wireless spectrum license exchange, $165 for the sale of administrative buildings and other non-strategic assets, $74 of interest income and $64 on the sale of investments. These gains were partially offset by $100 in minority interest expenses.

Income taxes increased $612, or 40.9%, in the second quarter and $922, or 29.6%, for the first six months of 2008. The increase in income taxes in the second quarter and for the first six months was primarily due to higher income before income taxes. Our effective tax rates were 35.9% in the second quarter of 2008 compared to 34.0% in the second quarter of 2007, and 35.8% for the first six months of 2008 compared to 35.2% for the first six months of 2007. The increase in our effective tax rates in 2008 was primarily due to an increase in income before income taxes. The effective tax rate for the second quarter of 2007 reflects a benefit related primarily to the enactment of state income tax legislation and the favorable resolution of a contested interest assessment.

Selected Financial and Operating Data
	June 30,
	2008	2007
Wireless customers (000)	72,882	63,673
Consumer revenue connections (000) [1,2]	48,417	49,513
Network access lines in service (000) [2]	58,860	64,078
Broadband connections (000) [2,3]	14,693	13,261
Video connections (000) [2,4]	2,784	1,897
Debt ratio [5]	41.7%	35.6%
Ratio of earnings to fixed charges [6]	5.5	5.3
Number of AT&T employees	307,550	301,840
1 Consumer revenue connections includes retail access lines, VoIP customers, broadband and video.
2 Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3 Broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
4 Video connections include customers that have satellite service under our agency arrangements and U-verse video connections
5 See our “Liquidity and Capital Resources” section for discussion.
6 See Exhibit 12.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Segment Results

Our segments represent strategic business units that offer different products and services and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising & publishing, and (4) other.

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV services (U-verse) and satellite television services through our agency arrangements.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising.

The other segment includes results from Sterling Commerce Inc. (Sterling), customer information services and all corporate and other operations. The other segment includes our portion of the results from our international equity investments. Also included in the other segment are impacts of management decisions affecting the entire company for which management does not evaluate the individual operating segments.

As part of our internal business unit realignment in the second quarter 2008, expenses were moved between line items (cost of sales and selling, general and administrative) and between segments (primarily wireline and other).

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Segment operating revenues
Service revenues	$10,951	$9,540	14.8%	$21,596	$18,632	15.9%
Equipment revenues	1,082	855	26.5	2,262	1,760	28.5
Total Segment Operating Revenues	12,033	10,395	15.8	23,858	20,392	17.0
Segment operating expenses
Cost of services and equipment sales	4,162	3,941	5.6	8,272	7,611	8.7
Selling, general and administrative	3,361	3,040	10.6	6,640	5,953	11.5
Depreciation and amortization	1,446	1,810	(20.1)	2,926	3,701	(20.9)
Total Segment Operating Expenses	8,969	8,791	2.0	17,838	17,265	3.3
Segment Operating Income	3,064	1,604	91.0	6,020	3,127	92.5
Equity in Net Income (Loss) of Affiliates	3	17	(82.4)	5	24	(79.2)
Minority Interest [1]	(69)	(67)	(3.0)	(129)	(115)	(12.2)
Segment Income	$2,998	$1,554	92.9%	$5,896	$3,036	94.2%
1 Minority interest is reported as “Other Income (Expense) – Net” in the consolidated statements of income.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Income and Margin Trends
Our wireless segment operating income increased $1,460, or 91.0%, in the second quarter and $2,893, or 92.5%, for the first six months of 2008, reflecting an increase in our customer base and a decline in merger-related expenses as our wireless operations now have been largely integrated. Our wireless segment operating income margin was 25.5% in the second quarter and 25.2% for the first six months of 2008, which improved over margins of 15.4% in the second quarter and 15.3% for the first six months of 2007. The higher margin in 2008 was primarily due to revenue growth of $1,638, or 15.8%, in the second quarter and $3,466, or 17.0%, for the first six months of 2008, partially offset by increased operating expenses of $178, or 2.0%, in the second quarter and $573, or 3.3%, for the first six months. The majority of the improvement in our results was due to the increase in our customer base of 9.2 million since June 30, 2007. This increase includes 1.7 million customers related to our acquisition of Dobson Communications Corporation (Dobson) in November 2007. As of June 30, 2008, we served 72.9 million wireless customers. Contributing to our customer base increase was improvement in the postpaid customer turnover (churn) rate. Customer net additions for the first six months of 2008 were adversely affected by approximately 330,000 disconnections related to the shut down of our Time Division Multiple Access (TDMA) wireless network operations, which was completed in February 2008. Results also benefited from merger integration costs recognized in 2007 and not reoccurring in 2008, and lower amortization expense on intangible assets in 2008.

Average service revenue per user/customer (ARPU) in the second quarter of 2008 remained consistent with the second quarter of 2007. Data services ARPU grew 32.2% in the second quarter of 2008, partially offset by a decline in voice service ARPU of 6.8%. We expect continued growth from data services as more customers purchase advanced handsets and as our third-generation network continues to expand. The decline in voice service ARPU is primarily the result of a higher percentage of prepaid and reseller customers, which provide lower ARPU than postpaid customers, lower growth in outcollect roaming due to acquisitions and rate negotiations as part of roaming cost savings initiatives, lower Universal Service Fund (USF) rates when compared to 2007 and other decreases in voice service. We expect continued pressure on voice service ARPU.

Our total churn rate remained stable and was 1.6% in the second quarter of 2008 and 2007. Our postpaid churn rate declined to 1.1% compared to 1.2% in the second quarter of 2007.

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,411, or 14.8%, in the second quarter and $2,964, or 15.9%, for the first six months of 2008. The increase in service revenues primarily consisted of:
•
Data revenue increases of $859, or 52.0%, in the second quarter and $1,694, or 54.5%, for the first six months primarily due to the increased number of data users and an increase in data ARPU of 32.2% in the second quarter and 34.6% for the first six months. Data revenue growth was driven by increases of more than 100% in wireless internet access revenues and more than 50% increase in messaging, e-mail and data access revenues. This primarily resulted from increased use of more advanced handsets, which can provide for the data services previously mentioned. Data service revenues represented 22.9% of wireless service revenues in the second quarter and 22.2% for the first six months of 2008, up from 17.3% in the second quarter and 16.7% for the first six months of 2007.

•
Voice and other revenue increases of $552, or 7.0%, in the second quarter and $1,270, or 8.2%, for the first six months, primarily due to an increase in the average number of wireless customers of 14.8%, partially offset by a decline in voice ARPU of 6.8% in the second quarter and 5.8% for the first six months. Included in voice revenues were increases in long-distance and net roaming revenue due to increased international usage and a positive impact from the acquisition of Dobson.

Equipment revenues increased $227, or 26.5%, in the second quarter and $502, or 28.5%, for the first six months of 2008. The increase was due to higher handset revenues reflecting increased retail customer gross additions of 8.7% in the second quarter and 11.6% for the first six months, and customer upgrades to more advanced handsets.

Cost of services and equipment sales expenses increased $221, or 5.6%, in the second quarter and $661, or 8.7%, for the first six months of 2008 almost entirely due to increased equipment sales expense. This equipment cost increase was due to the overall increase in sales as well as an increase in sales of higher-cost, advanced handsets and accessories. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Cost of services increased $13 in the second quarter and $28 for the first six months due to increased USF, reseller, interconnect and other expenses of $112 in the second quarter and $215 for the first six months. These increases were largely offset by a decline in expenses of $99 in the second quarter and $187 for the first six months primarily related to lower network costs, roaming and long-distance expenses related to cost savings initiatives, including vendor maintenance agreements revisions and efficiencies from the Dobson acquisition.

Selling, general and administrative expenses increased $321, or 10.6%, in the second quarter and $687, and 11.5%, for the first six months of 2008 and included the following:
•
Increases in customer service and other expenses of $181 in the second quarter and $393 for the first six months primarily due to increased customer support costs, other general and administrative and bad-debt expense.

•
Increases in selling, upgrade commissions and residual expenses of $140 in the second quarter and $294 for the first six months due to increases in sales, prepaid plan gross addition costs and handset upgrade activity, which was consistent with our increase in customer gross and net additions. These increases were partially offset by a decline in advertising expenses.

Depreciation and amortization expenses decreased $364, or 20.1%, in the second quarter and $775, or 20.9%, for the first six months of 2008. Amortization expense decreased $210 in the second quarter and $456 for the first six months primarily due to lower amortization of intangibles related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases.

Depreciation expense decreased $154 in the second quarter and $319 for the first six months primarily due to certain network assets becoming fully depreciated (including TDMA assets), partially offset by increased expense related to ongoing capital spending for network upgrades and expansion.

Wireline
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Segment operating revenues
Voice	$9,757	$10,586	(7.8)%	$19,676	$21,263	(7.5)%
Data	6,287	5,980	5.1	12,492	11,842	5.5
Other	1,564	1,427	9.6	3,064	2,880	6.4
Total Segment Operating Revenues	17,608	17,993	(2.1)	35,232	35,985	(2.1)
Segment operating expenses
Cost of sales	7,818	7,817	-	15,780	15,618	1.0
Selling, general and administrative	3,409	3,685	(7.5)	6,951	7,486	(7.1)
Depreciation and amortization	3,269	3,301	(1.0)	6,439	6,742	(4.5)
Total Segment Operating Expenses	14,496	14,803	(2.1)	29,170	29,846	(2.3)
Segment Income	$3,112	$3,190	(2.4)%	$6,062	$6,139	(1.3)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $78, or 2.4%, in the second quarter and $77, or 1.3%, for the first six months of 2008. Our wireline segment operating income margin was 17.7% in both the second quarter of 2008 and 2007, and for the first six months increased from 17.1% in 2007 to 17.2% in 2008. Operating income continued to be pressured by access line declines due to increased competition, customers switching to alternative technologies such as wireless and VoIP, and the slowing national economy. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, including VoIP and video. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment voice revenue was partially offset by continued growth in data revenue and lower amortization of intangibles related to the AT&T Corp. (ATTC) and BellSouth acquisitions due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Operating Results
Voice revenues decreased $829, or 7.8%, in the second quarter and $1,587, or 7.5%, for the first six months of 2008 primarily due to declining demand for traditional voice services. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $427, or 6.8%, in the second quarter and $837, or 6.7%, for the first six months of 2008. The decrease was driven primarily by declines in customer demand for access lines of approximately $290 in the second quarter and $500 for the first six months of 2008 and by expected declines in revenues from ATTC’s mass-market customers of approximately $125 in the second quarter and $290 for the first six months of 2008. We expect our local voice revenue to continue to be negatively affected by increased competition, including customers shifting to competitors’ alternative technologies, the disconnection of additional lines for DSL service and other reasons and the slowing economy.

•
Long-distance revenues decreased $302, or 7.8%, in the second quarter and $540, or 7.0%, for the first six months of 2008. The decrease was primarily due to a net decrease in demand for long-distance service, mostly due to expected declines in ATTC’s mass-market customers, which decreased approximately $170 in the second quarter and $360 for the first six months of 2008.

•
Local wholesale revenues decreased $100, or 20.4%, in the second quarter and $210, or 21.0%, for the first six months of 2008. The decrease was primarily due to industry consolidation as certain customers moved more traffic to their own networks and the declining number of competitive providers using Unbundled Network Element-Platform lines.

Data revenues increased $307, or 5.1%, in the second quarter and $650, or 5.5%, for the first six months of 2008. Data revenues accounted for approximately 36% of wireline operating revenues in the second quarter and for the first six months of 2008 and 33% of wireline operating revenues in the second quarter and for the first six months of 2007. Data revenues include transport, IP and packet-switched data services.

IP data revenues increased $378, or 16.1%, in the second quarter and $783, or 17.1%, for the first six months of 2008 primarily due to growth in consumer and business broadband, virtual private networks (VPN) and managed Internet services. Broadband high-speed Internet access increased IP data revenues approximately $130 in the second quarter and $295 for the first six months of 2008. Broadband revenues were partially offset by a decline in revenue share due to the renegotiation of our Yahoo agreement. VPN increased approximately $120 in the second quarter and $260 for the first six months of 2008, and various other IP data services such as U-verse video and dedicated Internet access services contributed approximately $125 to the increase in the second quarter and $230 for the first six months of 2008. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multisite businesses), increased $31, or 1.1%, in the second quarter and $51, or 0.9%, for the first six months of 2008. Transport services revenues increased primarily due to continuing high-speed volume growth in Ethernet (types of high capacity switched lines), UVN (custom solutions for interconnecting data sites) and international private lines.

Our traditional circuit-based services which include frame relay, asynchronous transfer mode and managed packet services, decreased $102, or 13.5%, in the second quarter and $184, or 12.1%, for the first six months of 2008. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $137, or 9.6%, in the second quarter and $184, or 6.4%, for the first six months of 2008. Integration services and customer premises equipment, government-related services and outsourcing account for more than 59% of total other revenue for all periods. Managed services, which includes revenue from agreements we announced last year, increased $107 in the second quarter and $194 for the first six months. Government professional services revenue increased $27 in the second quarter and $55 for the first six months driven by growth across various contracts. Partially offsetting these increases, revenue from equipment sales and related network integration was essentially flat in the second quarter and decreased $57 for the first six months primarily due to less emphasis on the sale of lower-margin equipment.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of sales expenses were essentially unchanged in the second quarter and increased $162, or 1.0%, for the first six months of 2008.

Cost of sales increased due to the following:
•	Higher nonemployee-related expenses, such as contract services, materials and supplies costs, of $219 in the second quarter and $348 for the first six months.
•	Higher employee levels increased expenses (primarily salary and wages) by $74 in the second quarter and $112 for the first six months.
•	Salary and wage merit increases and other bonus accrual adjustments of $22 for the first six months.

Offsetting these increases, cost of sales decreased due to:
•	Lower net pension and postretirement cost, which reduced expense $99 in the second quarter and $193 for the first six months, reflecting the decrease in amortization of unrecognized actuarial losses.
•
Lower traffic compensation expenses (for access to another carrier’s network) of $122 in the second quarter and $163 for the first six months primarily due to reduced portal fees from renegotiation of our agreement with Yahoo, continued migration of long-distance calls onto our network and a lower volume of calls from ATTC’s declining national mass-market customer base.

•
Increased capitalization of labor, primarily from deployment of our U-verse service, reduced employee costs $39 in the second quarter partially offset by salary and wage merit increases and other bonus accrual adjustments.

Selling, general and administrative expenses decreased $276, or 7.5%, in the second quarter and $535, or 7.1%, for the first six months of 2008.

Selling, general and administrative expenses decreased due to:
•
Lower other wireline support costs of $171 in the second quarter and $237 for the first six months primarily due to higher advertising costs incurred in 2007 for brand advertising and re-branding related to the BellSouth acquisition.

•	Lower net pension and postretirement cost, which reduced expense $59 in the second quarter and $115 for the first six months, reflecting the decrease in amortization of unrecognized actuarial losses.
•	Lower employee levels decreased expenses (primarily salary and wages) by $45 in the second quarter and $85 for the first six months.
•	Lower provision for uncollectible accounts, primarily related to our wholesale customers, of $29 in the second quarter and $25 for the first six months.
•	Lower bonus accruals partially offset by salary and wage merit increases and other adjustments reduced employee costs $42 in the second quarter.

Partially offsetting these decreases, selling, general and administrative expenses increased due to:
•	Higher nonemployee-related expenses, such as contract services, materials and supplies costs, of $78 in the second quarter and $51 for the first six months.
•	Salary and wage merit increases and other bonus accrual adjustments of $39 for the first six months.

Depreciation and amortization expenses decreased $32, or 1.0%, in the second quarter and $303, or 4.5%, for the first six months of 2008. The decrease was primarily due to amortization of intangibles, which decreased $147 in the second quarter and $354 for the first six months of 2008. Intangibles related to the 2006 acquisition of BellSouth and the 2005 acquisition of ATTC are amortized using an accelerated method, which means that we record lower expenses as the remaining useful life of the asset decreases. The decrease was slightly offset by amortization of the customer lists acquired from Yahoo, which began in the second quarter of 2008.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Depreciation expense for property, plant, and equipment increased $115 in the second quarter and $51 for the first six months of 2008. This increase was partially due to second quarter 2007 purchase accounting adjustments to the acquired BellSouth plant. We increased our estimate of the beginning fair value of plant to reflect a lower average age of the plant than the initial estimate and correspondingly increased remaining useful lives. Combined with an increase in estimated salvage value, the net effect was to reduce quarterly depreciation expense. Accordingly, in the second quarter of 2007, we recorded approximately $60 of expense credits related to first quarter 2007 for these purchase price adjustments.

Depreciation expense also increased due to more plant being added to service than the offsetting reduction due to the attrition of the existing plant base.

Supplemental Information

Telephone, Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at June 30, 2008 and 2007 are shown below and access line trends are addressed throughout this segment discussion.

(in 000s)

	June 30,	June 30,	% Increase
	2008	2007	(Decrease)
Switched Access Lines 1
Retail Consumer	33,020	36,356	(9.2)%
Retail Business [2]	22,428	23,144	(3.1)
Retail Subtotal [2]	55,448	59,500	(6.8)
Percent of total switched access lines	94.2%	92.9%

Sold to ATTC	154	554	(72.2)
Sold to other CLECs [2,3]	3,094	3,729	(17.0)
Wholesale Subtotal [2]	3,248	4,283	(24.2)
Percent of total switched access lines	5.5%	6.7%

Payphone (Retail and Wholesale) [4]	164	295	(44.4)%
Percent of total switched access lines	0.3%	0.4%

Total Switched Access Lines	58,860	64,078	(8.1)%

Total Broadband Connections [2,5]	14,693	13,261	10.8%

Satellite service [2,6]	2,235	1,846	21.1%
U-verse video	549	51	-
Total Video Connections	2,784	1,897	46.8%
1 Represents access lines served by AT&T’s ILECs and affiliates.
2 Prior period amounts restated to conform to current period reporting methodology.
3 Competitive local exchange carriers (CLECs).
4 Revenue from retail payphone lines is reported in the Other segment.
5 Broadband connections included DSL, U-verse high-speed Internet access and satellite broadband.
6 Satellite service includes connections under our agency and resale agreements.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising & Publishing
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Total Segment Operating Revenues	$1,407	$1,478	(4.8)%	$2,824	$2,921	(3.3)%
Segment operating expenses
Cost of sales	439	364	20.6	860	797	7.9
Selling, general and administrative	332	428	(22.4)	698	729	(4.3)
Depreciation and amortization	203	263	(22.8)	415	505	(17.8)
Total Segment Operating Expenses	974	1,055	(7.7)	1,973	2,031	(2.9)
Segment Income	$433	$423	2.4%	$851	$890	(4.4)%

Accounting Impacts from the BellSouth Acquisition
Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) requires that BellSouth deferred revenue and expenses from directories published during the 12-month period ending with the December 29, 2006 acquisition date not be included in our consolidated results. However, for management reporting purposes we continued to amortize these balances over the life of the directory (typically 12 months). Thus, for segment disclosure purposes, our advertising & publishing segment results included revenue of $306 and expenses of $119 in the second quarter of 2007 and revenue of $715 and expenses of $227 for the first six months of 2007. See Note 4 for a discussion of FAS 141.

Operating Results
Our advertising & publishing operating income margin was 30.8% in the second quarter of 2008, compared to 28.6% in the second quarter of 2007 and 30.1% for the first six months of 2008 compared to 30.5% for the first six months of 2007.

Operating revenues decreased $71, or 4.8%, in the second quarter and $97, or 3.3%, for the first six months of 2008 largely driven by lower print revenue of $101 in the second quarter and $188 for the first six months, and lower sales agency revenue of approximately $35 in the second quarter and for the first six months due to the sale of a sales agency business. These decreases were partially offset by increased Internet revenue of $53 in the second quarter and $104 for the first six months, and lower sales adjustments of $17 in the second quarter and $13 for the first six months.

Operating expenses decreased $81, or 7.7%, in the second quarter and $58, or 2.9%, for the first six months of 2008 largely driven by decreased depreciation and amortization of $60 in the second quarter and $90 for the first six months, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth acquisition, and print product related expenses. These expense decreases were partially offset by increased YELLOWPAGES.COM expansion costs in the second quarter and for the first six months. Operating expenses for second quarter of 2007 also reflect a merger-related classification year to date true-up from cost of sales to selling, general and administrative expense of $35.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Total Segment Operating Revenues	$512	$558	(8.2)%	$1,056	$1,096	(3.6)%
Total Segment Operating Expenses	554	643	(13.8)	1,442	1,155	24.8
Segment Operating Income (Loss)	(42)	(85)	50.6	(386)	(59)	-
Equity in Net Income of Affiliates	209	202	3.5	450	374	20.3%
Segment Income	$167	$117	42.7%	$64	$315	(79.7)%

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues decreased $46, or 8.2%, in the second quarter and $40, or 3.6%, for the first six months of 2008 primarily due to reduced revenues from our operator services and our retail payphone operations.

Segment operating expenses decreased $89, or 13.8%, in the second quarter and increased $287, or 24.8%, for the first six months of 2008. The decrease in the second quarter was primarily due to a reduction in reserves held at our captive insurance company and reduced operating expenses from our operator services and retail payphone operations. The increase for the six months was primarily due to a charge in the first quarter of $374 associated with our announced workforce reduction, primarily management employees in non-customer facing areas of the business. The restructure of our operations from a collection of regional companies to a single national approach allows us to streamline staff functions. This was partially offset by decreased operating expenses from our operator services and retail payphone operations.

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

Equity in net income of affiliates increased $7, or 3.5%, in the second quarter and $76, or 20.3%, for the first six months of 2008. Our investment in América Móvil increased $14 in the second quarter and $50 for the first six months primarily due to improved operating results. Our investment in Teléfonos de México, S.A. de C.V. decreased $3 in the second quarter and increased $30 for the first six months reflecting lower operating results in the second quarter and lower depreciation and minority interest during 2008.

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
JUNE 30, 2008

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

OTHER BUSINESS MATTERS

U-verse Services We are continuing to expand our deployment of U-verse TV, high-speed broadband and voice services. As of June 30, 2008, we have passed approximately 11 million living units. As we expand our deployment, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. Our deployment plans also could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP video services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. On July 10, 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. AT&T is considering whether to appeal that decision. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

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

In July 2008, the President signed into law, the FISA (Foreign Intelligence Surveillance Act) Amendments Act of 2008 (the Act), a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive, or written request or that the telecom entity did not provide the alleged assistance. However, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed the day after the Act was signed by the President. We believe that the immunity provision is constitutional and that it will eventually end the lawsuits pending against us.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone, Southwestern Bell, and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal and, on August 1, 2008, the court denied our request.  A trial on the appropriate remedy has yet to be set.  We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

Broadcom Patent Dispute A number of our handsets, as well as those provided by other wireless carriers, are subject to a patent dispute at the U.S. International Trade Commission (ITC) between Broadcom Corporation and Qualcomm Incorporated (Qualcomm). Currently, the U.S. ITC’s exclusion order applicable to certain Qualcomm technology is stayed pending a decision by the appeals court. A hearing on the appeal was held in July 2008, and we anticipate a decision will not occur before early in the fourth quarter of 2008. We continue to take steps to mitigate the effects on us. However, if no resolution were to occur, future costs and availability of handsets using Qualcomm chips could be adversely affected.

ENVIRONMENTAL MATTER

The U.S. Environmental Protection Agency (EPA) is seeking civil penalties from AT&T Mobility in connection with alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. The EPA’s allegations include noncompliance with requirements to obtain air emission permits for generators and to prepare spill prevention plans for fuel storage tanks. We expect to settle this matter on terms that would include civil penalties in the range of $1 to $3.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,631 in cash and cash equivalents available at June 30, 2008. Cash and cash equivalents included cash of $940 and money market funds and other cash equivalents of $691. In the first six months, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt, short-term borrowings and dispositions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, acquisition of wireless spectrum licenses and other assets, funding capital expenditures, repurchase of common shares, dividends to stockholders, tax payments, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first six months of 2008, cash provided by operating activities was $13,505 compared to $15,079 in the first six months of 2007. Our operating cash flow reflects our increased operating income (including the effects of lower amortization expense), declines in our operational liabilities, and increased tax payments of approximately $3,200.

Within the next 12 months, we expect the Internal Revenue Service (IRS) will complete its examination of our 2003 through 2005 federal income tax returns and that we will make a deposit in the range of $800 to $1,200 to reduce the accrual of interest while we continue to work with the IRS to resolve any contested issues.

Cash Used in or Provided by Investing Activities
In the first six months of 2008, cash used in investing activities consisted primarily of $10,087 for the acquisition of wireless spectrum and business acquisitions, $9,320 for capital expenditures, $257 for interest during construction and $73 related to other investing activities. Cash provided by investing activities of $664 was primarily related to the disposition of non-strategic assets.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our acquisitions activity included the following:
•	$9,325 for the purchase of spectrum licenses related to the 700 MHz Band wireless spectrum auction and the acquisition of licenses from Aloha Partners, L.P.
•	$350 related to a customer list acquisition.
•	$342 related to wireless related acquisitions.
•	$70 related to other acquisitions.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services, and support systems for our communications services. Capital spending in our wireless segment increased 92.0% in the first six months, primarily for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures in the wireline segment, which represented 75.6% of our capital expenditures, increased 12.9% in the first six months, primarily due to the continued deployment of our U-verse services.

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

In the first six months, proceeds from dispositions included $327 from the sale of buildings and other equipment, $230 from the sale of a unit of one of our publishing subsidiaries and $66 from the sale of other non-strategic assets.

Cash Used in or Provided by Financing Activities
We plan to fund our 2008 financing activities through a combination of short- and long-term borrowings and cash from operations. Our financing activities include funding repurchases of our common stock and the repayment of debt.

At June 30, 2008, we had $16,472 of debt maturing within one year, which included $8,494 of commercial paper borrowings, $7,957 of long-term debt maturities, and $21 of other borrowings. All of our commercial paper borrowings are due within 90 days. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first six months of 2008, we received net proceeds of $10,924 from the issuance of long-term debt and $6,590 from the issuance of commercial paper. Our long-term debt issuances were as follows:
•	$2,500 of 5.5% global notes due in 2018.
•	$2,000 of floating rate notes due 2010 in a private offering, which can be redeemed early (which is classified as debt maturing in one year).
•	€1,250 of 6.125% global notes due 2015 (equivalent to approximately $1,975 when issued).
•	$1,500 of 4.95% global notes due in 2013.
•	$1,250 of 6.40% global notes due 2038.
•	$1,000 of 5.60% global notes due 2018.
•	$750 of 6.3% global notes due in 2038.

In the first six months, we repaid $1,605 of debt, which primarily consisted of repayments on long-term debt and scheduled principal payments on other debt and borrowings.

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. In the first six months of 2008, we repurchased 164.2 million shares at a cost of $6,077. See our “Issuer Equity Repurchases” table for information on share repurchases during the second quarter of 2008. Although we will continue to evaluate additional share repurchases during the remainder of 2008, we intend to focus primarily on reducing our debt ratio.

We paid dividends of $4,802 in the first six months of 2008 and $4,414 in the first six months of 2007, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2007, which was partially offset by a decline in common shares outstanding of approximately 4% due to our share repurchases over the past year. Dividends declared by our Board of Directors totaled $0.40 per share in the second quarter of 2008 and $0.355 per share in the second quarter of 2007. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.
JUNE 30, 2008

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

At June 30, 2008, our debt ratio was 41.7% compared to 35.6% at June 30, 2007 and 35.7% at December 31, 2007. The increased debt ratio at June 30, 2008 reflects an increase in debt of more than $18,400 since June 30, 2007 and $16,000 since December 31, 2007. The increased debt ratio also reflects the impact of our share repurchases in 2007 and 2008. Equity in 2008 reflects our increased income and adjustments to other comprehensive income required under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000 provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At June 30, 2008, we had no borrowings outstanding under this agreement.

In April 2008, we entered into a $3,000 revolving credit agreement with certain banks. This agreement will expire in December 2008. We have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. This agreement will not affect our existing $10,000, five-year revolving credit agreement, mentioned previously. These advances would be used for general corporate purposes, which could include repayment of maturing commercial paper. We must maintain a debt-to-EBITDA (with other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. This agreement contains a negative pledge covenant, which requires that, if at any time we or a subsidiary pledge assets or otherwise permits a lien on its properties, advances under this agreement will be ratably secured, subject to specified exceptions. At June 30, 2008, we had no borrowings outstanding under this agreement.

AT&T INC.
JUNE 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2008, we had interest rate swaps with a notional value of $6,000 and a fair value of $24. In the second quarter we entered into an additional interest rate swaps with a notional amount of $2,750.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $4,774 to hedge our exposure to changes in foreign currency exchange rates. The increase in 2008 relates to our April 2008 entry into additional fixed-to-fixed cross-currency swaps on our Euro-denominated global notes with a U.S. dollar notional value of $1,975 to hedge our exposure to changes in foreign currency exchange rates. This hedge also includes interest rate swaps of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate, which results in a U.S.-denominated semi-annual rate of 5.78% on our Euro-denominated notes. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $112 at June 30, 2008.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.

AT&T INC.
JUNE 30, 2008

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

•	The outcome of pending or threatened litigation including patent infringement claims by or against third parties.
•	The impact on our networks and business of major equipment failures, severe weather conditions, natural disasters or terrorist attacks.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
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
JUNE 30, 2008

PART II - OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2008, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the second quarter of 2008, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into cash or shares. Each director also receives an annual grant of DSUs. The plan provides that DSUs (and dividends earned thereon) acquired during 2007 and thereafter would be convertible in the form of cash only. During the second quarter of 2008, an aggregate of 5,757 shares and DSUs (from pre-2007 accruals) were acquired by non-employee directors at prices ranging from $33.69 to $39.90, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

(c)
On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. In the second quarter of 2008, we repurchased 52.6 million shares at a cost of $2,006. We have repurchased, and intend to continue to repurchase, shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund our share repurchases through a combination of cash from operations, borrowings, dependent upon market conditions, and cash from the disposition of certain non-strategic investments.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2008 – May 30, 2008	23,700,000	$ 39.38	23,700,000	264,666,667
June 2, 2008 – June 30, 2008	28,900,000	$ 37.08	28,900,000	235,766,667
Total	52,600,000	$ 38.12	52,600,000	235,766,667
1Average Price Paid per Share excludes transaction costs.

AT&T INC.
JUNE 30, 2008

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners (shares in millions)

(a)
The annual meeting of the shareowners of AT&T was held on April 25, 2008, in San Antonio, Texas. Shareowners representing 4,693, or 78.7%, of the common shares outstanding as of the February 29, 2008 record date were present in person or were represented at the meeting by proxy.

(b)	Election of Directors (requires majority vote):
	VOTES *
Nominee	For	Against	Abstain
Randall Stephenson	4,518	100	74
William F. Aldinger III	4,457	157	79
Gilbert F. Amelio	4,519	95	78
Reuben V. Anderson	4,537	77	78
James H. Blanchard	4,535	80	78
August A. Busch III	4,491	126	76
James P. Kelly	4,542	74	77
Jon C. Madonna	4,527	88	78
Lynn M. Martin	4,468	147	78
John B. McCoy	4,535	80	78
Mary S. Metz	4,475	141	76
Joyce M. Roché	4,474	142	76
Laura D’Andrea Tyson	4,533	84	76
Patricia P. Upton	4,500	116	76
*	Difference between total number of votes in table above and number of shareowners represented is due to rounding.

(c)	Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement dated March 11, 2008. Approval of the following proposals required a majority vote.

	For	% For[1]	Against	% Against[1]	Abstain	Non-Vote[2]
Ratification of Ernst & Young
LLP as Independent Auditors	4,539	98.0%	93	2.0%	61	-
Report on Political Contributions	1,147	31.9	2,452	68.1	606	489
Exclusion of Projected Returns On Pension Plan Assets in Determining Compensation - Pension Credit Policy	1,869	45.8	2,213	54.2	122	489
Lead Independent Director Bylaw	1,605	39.4	2,471	60.6	128	489
SERP Policy	1,451	35.9	2,597	64.2	156	489
Advisory Vote On Compensation	1,733	43.7%	2,234	56.3%	237	489
1  Percentages are based on the total common shares voted.
2  Difference between total number of votes in table above and number of shareowners represented is due to rounding.

AT&T INC.
JUNE 30, 2008

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	AT&T Inc. Cash Deferral Plan, amended through June 26, 2008
10-b	AT&T Inc. Stock Repurchase and Deferral Plan, amended through June 26, 2008
10-c	AT&T Inc. Change In Control Severance Plan amended through June 26, 2008
10-d	AT&T Inc. 2006 Incentive Plan amended through June 26, 2008
10-e	AT&T Inc. Non-Employee Director Stock Purchase Plan, Effective June 27, 2008
10-f	AT&T Inc. Non-Employee Director Stock and Deferral Plan, Effective December 31, 2008
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 6, 2008                           /s/  Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President
   and Chief Financial Officer