Form 10-Q
period 2008-11-05
AT&T INC.
filed 2008-11-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
Yes [   ]   No [X]

At October 31, 2008, there were 5,893 million common shares outstanding

Financial Data

AT&T Inc.

Consolidated Statements of Income
Dollars in millions except per share amounts
Unaudited	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Wireless service	$11,227	$9,834	$32,726	$28,417
Voice	9,313	10,164	28,525	30,997
Data	6,144	5,880	18,170	17,281
Directory	1,333	1,240	4,114	3,417
Other	3,325	3,014	9,417	8,467
Total Operating Revenues	31,342	30,132	92,952	88,579

Operating Expenses
Cost of services and sales (exclusive of
depreciation and amortization shown separately below)	13,070	11,736	36,972	34,816
Selling, general and administrative	7,676	7,770	22,976	22,497
Depreciation and amortization	4,978	5,322	14,839	16,354
Total Operating Expenses	25,724	24,828	74,787	73,667
Operating Income	5,618	5,304	18,165	14,912
Interest Expense	858	887	2,577	2,639
Equity in Net Income of Affiliates	257	162	712	545
Other Income (Expense) - Net	(81)	(17)	(91)	614
Income Before Income Taxes	4,936	4,562	16,209	13,432
Income Taxes	1,706	1,499	5,746	4,617
Net Income	$3,230	$3,063	$10,463	$8,815

Basic Earnings Per Share	$0.55	$0.50	$1.76	$1.43
Diluted Earnings Per Share	$0.55	$0.50	$1.75	$1.42
Weighted Average Number of Common
Shares Outstanding - Basic (in millions)	5,893	6,088	5,938	6,152
Dividends Declared Per Common Share	$0.400	$0.355	$1.200	$1.065
See Notes to Consolidated Financial Statements.

Financial Data

AT&T Inc.
Consolidated Balance Sheets
Dollars in millions except per share amounts
	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,594	$1,970
Accounts receivable - net of allowances for
uncollectibles of $1,328 and $1,364	16,395	16,185
Prepaid expenses	1,657	1,524
Deferred income taxes	1,560	2,044
Other current assets	2,239	2,963
Total current assets	23,445	24,686
Property, Plant and Equipment	215,420	210,518
Less: accumulated depreciation and amortization	117,649	114,648
Property, Plant and Equipmant - Net	97,771	95,890
Goodwill	71,537	70,713
Licenses	46,931	37,985
Customer Lists and Relationships - Net	11,495	14,505
Other Intangible Assets - Net	5,816	5,912
Investments in Equity Affiliates	2,839	2,270
Postemployment Benefit	18,164	17,291
Other Assets	6,530	6,392
Total Assets	$284,528	$275,644

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$17,419	$6,860
Accounts payable and accrued liabilities	18,690	21,399
Advanced billing and customer deposits	3,896	3,571
Accrued taxes	2,976	5,027
Dividends payable	2,357	2,417
Total current liabilities	45,338	39,274
Long-Term Debt	59,355	57,255
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	27,776	24,939
Postemployment benefit obligation	25,493	24,011
Other noncurrent liabilities	14,048	14,798
Total deferred credits and other noncurrent liabilities	67,317	63,748

Stockholders' Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,684	91,638
Retained earnings	36,613	33,297
Treasury shares (at cost)	(21,412)	(15,683)
Accumulated other comprehensive income(loss)	(862)	(380)
Total stockholders' equity	112,518	115,367
Total Liabilities and Stockholders' Equity	$284,528	$275,644
See Notes to Consolidated Financial Statements.

Financial Data

AT&T Inc.
Consolidated Statements of Cash Flows
Dollars in millions increase (decrease) in cash and cash equivalents
Unaudited	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$10,463	$8,815
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	14,839	16,354
Undistributed earnings from investments in equity affiliates	(572)	(434)
Provision for uncollectible accounts	1,297	1,142
Deferred income tax expense	4,063	486
Net gain on sales of investments	(2)	(29)
Gain on license exchange	-	(409)
Changes in operating assets and liabilities:
Accounts receivable	(1,597)	(1,253)
Other current assets	616	(661)
Accounts payable and accrued liabilities	(5,958)	(46)
Stock-based compensation tax benefit	(15)	(149)
Other - net	(361)	529
Total adjustments	12,310	15,530
Net Cash Provided by Operating Activities	22,773	24,345

Investing Activities
Construction and capital expenditures
Capital expenditures	(14,388)	(12,124)
Interest during construction	(455)	(125)
Acquisitions, net of cash acquired	(10,086)	(233)
Dispositions	1,444	993
Proceeds from sale of securities, net of investments	(103)	584
Sale of other investments	436	-
Other	33	28
Net Cash Used in Investing Activities	(23,119)	(10,877)

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less	5,188	(4,279)
Issuance of long-term debt	10,924	7,898
Repayment of long-term debt	(3,143)	(3,008)
Purchase of treasury shares	(6,077)	(8,912)
Issuance of treasury shares	317	1,736
Dividends paid	(7,150)	(6,584)
Stock-based compensation tax benefit	15	149
Other	(104)	(172)
Net Cash Used in Financing Activities	(30)	(13,172)
Net increase (decrease) in cash and cash equivalents	(376)	296
Cash and cash equivalents beginning of year	1,970	2,418
Cash and Cash Equivalents End of Period	$1,594	$2,714

Cash paid during the nine months ended September 30 for:	$3,068	$2,518
Interest
Income taxes, net of refunds	$5,217	$2,028
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Nine months ended
	September 30, 2008
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,638
Issuance of shares		87
Stock based compensation		(41)
Balance at end of period		$91,684

Retained Earnings
Balance at beginning of year		$33,297
Net income ($1.75 per diluted share)		10,463
Dividends to stockholders ($1.20 per share)		(7,090)
Other		(57)
Balance at end of period		$36,613

Treasury Shares
Balance at beginning of year	(451)	$(15,683)
Purchase of shares	(164)	(6,077)
Issuance of shares	13	348
Balance at end of period	(602)	$(21,412)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		$(380)
Other comprehensive income (loss) (see Note 2)		(482)
Balance at end of period		$(862)
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2008

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) requires disclosures for financial assets and liabilities that are remeasured at fair value at least annually. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in other comprehensive income until the investment is sold (see Note 2). The fair market value of these securities was $2,196 at September 30, 2008.

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

Valuation and Other Adjustments In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” (FAS 112) we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At September 30, 2008, we had severance accruals under FAS 112 of $220, of which $23 were established as merger-related severance accruals. At December 31, 2007, we had severance accruals of $127.

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

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

	12/31/07	Cash		9/30/08
	Balance	Payments	Adjustments	Balance
Severance accruals paid from:
Company funds	$540	$(201)	$8	$347
Pension and postemployment benefit plans	129	(24)	-	105
Lease terminations	425	(78)	96	443
Equipment removal and other related costs	161	(52)	4	113
Total	$1,255	$(355)	$108	$1,008

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

FSP 157-3  On October 10, 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market of that Asset is not Active” (FSP 157-3). FSP 157-3 provides an example that clarifies and reiterates certain provisions of the existing fair value standard, including basing fair value on orderly transactions and usage of management and broker inputs. FSP 157-3 is effective immediately but is not expected to have a material impact on our financial position or results of operations.

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2008 and 2007 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$3,230	$3,063	$10,463	$8,815
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(142)	(14)	(37)	4
Net unrealized gains (losses) on securities:
Unrealized gains (losses)	(220)	(15)	(284)	134
Less reclassification adjustment realized in net income	(12)	3	(28)	(37)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses)	44	(15)	(55)	(51)
Reclassification adjustment for losses on cash flow hedges included in net income	4	5	13	13
Defined benefit postretirement plans:
Amortization of net actuarial (gain) loss and prior service benefit included in net income	(31)	52	(90)	156
Other	(1)	-	(1)	(1)
Other comprehensive income (loss)	(358)	16	(482)	218
Total Comprehensive Income	$2,872	$3,079	$9,981	$9,033

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

Reconciliations of the numerators and denominators of basic and diluted earnings per share for net income for the three and nine months ended September 30, 2008 and 2007 are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerators
Numerator for basic earnings per share:
Net income	$3,230	$3,063	$10,463	$8,815
Dilutive potential common shares:
Other stock-based compensation	2	2	7	6
Numerator for diluted earnings per share	$3,232	$3,065	$10,470	$8,821
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,893	6,088	5,938	6,152
Dilutive potential common shares:
Stock options	6	26	12	25
Other stock-based compensation	22	15	21	19
Denominator for diluted earnings per share	5,921	6,129	5,971	6,196
Basic earnings per share	$0.55	$0.50	$1.76	$1.43
Diluted earnings per share	$0.55	$0.50	$1.75	$1.42

At September 30, 2008, we had issued and outstanding options to purchase approximately 206 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 173 million shares in the third quarter and 131 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At September 30, 2008, the exercise price of 34 million share options was below market price.

At September 30, 2007, we had issued and outstanding options to purchase 241 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 73 million shares in the third quarter and 100 million for the first nine months exceeded the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period.

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising & publishing and (4) other.

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and satellite television services through our agency arrangements.

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

Under FAS 141, BellSouth deferred revenue and expenses from directories published during the twelve-month period ending with the December 29, 2006 acquisition date were not recognized in 2007 consolidated results. Accordingly, our consolidated revenue and expenses in 2007 related to directory operations were lower. Because management assesses the performance of the segment including the revenue and expenses associated with those directories, for segment reporting purposes, our 2007 advertising & publishing segment results include revenue of $196 in the third quarter and $911 for the first nine months of 2007 and expenses of $64 in the third quarter and $291 for the first nine months of 2007. These amounts are eliminated in the consolidation and elimination column in the reconciliation below.

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

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireless, Wireline, Advertising & Publishing and Other columns represent the segment results of each operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results as well as the advertising & publishing revenue and expenses in the third quarter and for the first nine months of 2007 as noted above.

Segment assets for the nine months ended September 30, 2008 are materially unchanged from the year ended December 31, 2007 with the exception of the wireless and other segment assets. Our wireless segment assets totaled $126,563, which increased $20,610, or 19.5%, primarily due to the acquisition of wireless spectrum. Our other segment assets totaled $219,043, which increased $35,968, or 19.7%, primarily due to an increase in value of our investments in our subsidiaries.

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2008
			Advertising &		Consolidation and	Consolidated
	Wireless	Wireline	Publishing	Other	Elimination	Results
Revenues from external customers	$12,571	$17,003	$1,333	$435	$-	$31,342
Intersegment revenues	47	547	17	66	(677)	-
Total segment operating revenues	12,618	17,550	1,350	501	(677)	31,342
Operations and support expenses	8,838	11,482	735	369	(678)	20,746
Depreciation and amortization expenses	1,401	3,331	194	51	1	4,978
Total segment operating expenses	10,239	14,813	929	420	(677)	25,724
Segment operating income (loss)	2,379	2,737	421	81	-	5,618
Interest expense	-	-	-	-	858	858
Equity in net income of affiliates	-	-	-	257	-	257
Minority interest	(57)	-	-	-	57	-
Other income (expense) – net	-	-	-	-	(81)	(81)
Segment income before income taxes	$2,322	$2,737	$421	$338	$(882)	$4,936

For the nine months ended September 30, 2008
			Advertising &		Consolidation and	Consolidated
	Wireless	Wireline	Publishing	Other	Elimination	Results
Revenues from externa l customers	$36,333	$51,149	$4,114	$1,356	$-	$92,952
Intersegment revenues	143	1,633	60	201	(2,037)	-
Total segment operating revenues	36,476	52,782	4,174	1,557	(2,037)	92,952
Operations and support expenses	23,750	34,213	2,293	1,729	(2,037)	59,948
Depreciation and amortization expenses	4,327	9,770	609	133	-	14,839
Total segment operating expenses	28,077	43,983	2,902	1,862	(2,037)	74,787
Segment operating income (loss)	8,399	8,799	1,272	(305)	-	18,165
Interest expense	-	-	-	-	2,577	2,577
Equity in net income of affiliates	5	-	-	707	-	712
Minority interest	(186)	-	-	-	186	-
Other income (expense) – net	-	-	-	-	(91)	(91)
Segment income before income taxes	$8,218	$8,799	$1,272	$402	$(2,482)	$16,209

AT&T INC.
SEPTEMBER 30, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2007
			Advertising &		Consolidation and	Consolidated
	Wireless	Wireline	Publishing	Other	Elimination	Results
Revenues from external customers	$10,911	$17,472	$1,436	$509	$(196)	$30,132
Intersegment revenues	26	469	21	53	(569)	-
Total segment operating revenues	10,937	17,941	1,457	562	(765)	30,132
Operations and support expenses	7,262	11,646	755	478	(635)	19,506
Depreciation and amortization expenses	1,709	3,334	238	40	1	5,322
Total segment operating expenses	8,971	14,980	993	518	(634)	24,828
Segment operating income (loss)	1,966	2,961	464	44	(131)	5,304
Interest expense	-	-	-	-	887	887
Equity in net income of affiliates	3	-	-	159	-	162
Minority interest	(43)	-	-	-	43	-
Other income (expense) – net	-	-	-	-	(17)	(17)
Segment income before income taxes	$1,926	$2,961	$464	$203	$(992)	$4,562

For the nine months ended September 30, 2007
			Advertising &		Consolidation and	Consolidated
	Wireless	Wireline	Publishing	Other	Elimination	Results
Revenues from external customers	$31,254	$52,432	$4,328	$1,476	$(911)	$88,579
Intersegment revenues	75	1,494	50	182	(1,801)	-
Total segment operating revenues	31,329	53,926	4,378	1,658	(2,712)	88,579
Operations and support expenses	20,826	34,750	2,281	1,548	(2,092)	57,313
Depreciation and amortization expenses	5,410	10,076	743	125	-	16,354
Total segment operating expenses	26,236	44,826	3,024	1,673	(2,092)	73,667
Segment operating income (loss)	5,093	9,100	1,354	(15)	(620)	14,912
Interest expense	-	-	-	-	2,639	2,639
Equity in net income of affiliates	12	-	-	533	-	545
Minority interest	(143)	-	-	-	143	-
Other income (expense) – net	-	-	-	-	614	614
Segment income before income taxes	$4,962	$9,100	$1,354	$518	$(2,502)	$13,432

AT&T INC.
SEPTEMBER 30, 2008

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension (benefit) cost:
Service cost – benefits earned during the period	$294	$314	$880	$943
Interest cost on projected benefit obligation	830	803	2,489	2,411
Expected return on assets	(1,400)	(1,367)	(4,201)	(4,101)
Amortization of prior service cost	34	36	100	107
Recognized actuarial loss	1	61	7	181
Net pension benefit	$(241)	$(153)	$(725)	$(459)

Postretirement benefit cost:
Service cost – benefits earned during the period	$108	$127	$322	$381
Interest cost on accumulated postretirement
benefit obligation	637	644	1,912	1,931
Expected return on assets	(331)	(336)	(995)	(1,010)
Amortization of prior service benefit	(92)	(90)	(271)	(270)
Recognized actuarial loss	-	72	-	220
Postretirement benefit cost	$322	$417	$968	$1,252

Combined net pension and postretirement cost	$81	$264	$243	$793

Our combined net pension and postretirement cost decreased $183 in the third quarter and $550 for the first nine months of 2008. This decline was primarily due to the decrease in amortization of the unrecognized actuarial losses recorded under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in Other Comprehensive Income. As allowed under GAAP, we amortize gains and losses only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets.

We have varying types of pension programs providing benefits for certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $4 in the third quarter and $11 for the first nine months of 2008 and $3 in the third quarter and $11 for the first nine months of 2007.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above was $45 in the third quarter and $136 for the first nine months of 2008, of which $35 and $106 was interest cost, respectively. Net supplemental retirement pension benefits cost was $50 in the third quarter and $146 for the first nine months of 2007, of which $37 and $109 was interest cost, respectively.

AT&T INC.
SEPTEMBER 30, 2008

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2008 and 2007 are summarized as follows:

	Third Quarter			Nine-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Operating revenues	$31,342	$30,132	4.0%	$92,952	$88,579	4.9%
Operating expenses	25,724	24,828	3.6	74,787	73,667	1.5
Operating income	5,618	5,304	5.9	18,165	14,912	21.8
Income before income taxes	4,936	4,562	8.2	16,209	13,432	20.7
Net Income	3,230	3,063	5.5	10,463	8,815	18.7

Overview
Operating income Our operating income increased $314, or 5.9%, in the third quarter and $3,253, or 21.8%, for the first nine months of 2008, reflecting continued growth in wireless service and data revenues. Our operating income margin increased from 17.6% to 17.9% in the third quarter and from 16.8% to 19.5% for the first nine months. Reported results in 2008 include directory revenue and expenses from directories published by BellSouth Corporation (BellSouth) subsidiaries. In accordance with U.S. generally accepted accounting principles (GAAP), our reported results in 2007 did not include deferred revenue of $196 in the third quarter and $911 for the first nine months and expenses of $64 in the third quarter and $291 for the first nine months from BellSouth directories published during the 12-month period ending with the December 29, 2006 date we acquired BellSouth. Had our 2007 directory results included this deferred revenue and expenses, operating income would have increased $182 in the third quarter and $2,633 for the first nine months of 2008, as compared to 2007. See our “Advertising & Publishing Segment Results” section for discussion of this purchase accounting treatment.

Operating revenues  Our operating revenues increased $1,210, or 4.0%, in the third quarter and $4,373, or 4.9%, for the first nine months primarily due to continuing growth in wireless subscribers. Revenues in the third quarter and for the first nine months also reflect an increase in data revenues, primarily related to Internet Protocol (IP) data, partially offset by the continued decline in voice revenues. As discussed above, purchase accounting treatment for directories published 12 months prior to the BellSouth acquisition also increased revenues in the third quarter and for the first nine months of 2008 when compared to 2007.

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

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation -Continued
Dollars in millions except per share amounts

Operating expenses  Our operating expenses increased $896, or 3.6%, in the third quarter and increased $1,120, or 1.5%, for the first nine months. The increase in the third quarter was primarily due to an increase of $782 in equipment costs related to the successful launch of the iPhone 3G and increased sales of PDA devices. Also increasing expenses were higher commissions and residuals from the growth in wireless, as well as hurricane-related expenses affecting both the Wireless and Wireline segments. Partially offsetting these increases were merger integration costs recognized in 2007 and not in 2008, and lower amortization expense on intangible assets in 2008.
The increase for the first nine months was primarily due to increased wireless equipment sales, a $374 charge taken in the first quarter of 2008 for workforce reductions and the purchase accounting treatment of the BellSouth deferred directory expenses discussed above. Partially offsetting these increases were merger integration costs recognized in 2007 and not in 2008, and lower amortization expense on intangible assets in 2008.

Interest expense decreased $29, or 3.3%, in the third quarter and $62, or 2.3%, for the first nine months of 2008. Interest expense remained relatively unchanged with a decrease in our weighted average interest rate and changes in interest charged during construction offset by an increase in our average debt balances. Future interest expense will continue to reflect increased interest during construction related to preparing spectrum purchases for service.

Equity in net income of affiliates increased $95, or 58.6%, in the third quarter and $167, or 30.6%, for the first nine months of 2008. The increase is primarily due to improved results from our investment in América Móvil S.A. de C.V. (América Móvil), Telmex and Telmex Internacional.

Other income (expense) – net  We had other expense of $81 in the third quarter and $91 for the first nine months of 2008, as compared to other expense of $17 in the third quarter and other income of $614 for the first nine months of 2007. Results in the third quarter of 2008 primarily included expenses of $59 related to minority interest expenses, $46 for the sale of administrative buildings and other non-strategic assets and $44 related to asset impairments, partially offset by $54 of interest and dividend income. Results in the third quarter of 2007 primarily included $43 in minority interest expenses and $24 from the loss on sale of cost investments, partially offset by interest income of $44.

Results for the first nine months of 2008 primarily included expenses of $188 related to minority interest expenses, $89 loss on the sale of land and other non-strategic assets and $75 related to asset impairments, partially offset by $177 of interest, dividend and leveraged lease income and $79 gain on sale of investments. Results for the first nine months of 2007 primarily included gains of $409 related to a wireless spectrum license exchange, $127 for the sale of administrative buildings and other non-strategic assets, $118 of interest income and $29 for the sale of cost investments. These gains were partially offset by $143 in minority interest expenses.

Income taxes increased $207, or 13.8%, in the third quarter and $1,129, or 24.5%, for the first nine months of 2008. The increase in income taxes in the third quarter and for the first nine months was primarily due to higher income before income taxes. Our effective tax rates were 34.6% in the third quarter of 2008 compared to 32.9% in the third quarter of 2007, and 35.4% for the first nine months of 2008 compared to 34.4% for the first nine months of 2007. The increase in our effective tax rates in 2008 was primarily due to an increase in income before income taxes. The effective tax rate for the third quarter of 2007 reflects a benefit related to adjustments to our unrecognized tax benefits partially offset by the impact of a state law change.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	September 30,
	2008	2007
Wireless customers (000)	74,871	65,666
Consumer revenue connections (000) [1,2]	47,548	49,598
Network access lines in service (000) [2]	57,191	62,871
Broadband connections (000) [2,3]	14,841	13,760
Video connections (000) [4]	2,963	2,112
Debt ratio [5]	40.6%	35.3%
Ratio of earnings to fixed charges [6]	5.15	5.34
Number of AT&T employees	303,530	303,670
[1]	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
[2]	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
[3]	Broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections of 781 in 2008 and 126 in 2007.
[5]	See our “Liquidity and Capital Resources” section for discussion.
[6]	See Exhibit 12.

Segment Results

Our segments represent strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising & publishing, and (4) other.

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and satellite television services through our agency arrangements.

The advertising & publishing segment includes our directory operations, which publish Yellow and White Pages directories and sell directory and Internet-based advertising. See Note 4 for a discussion of FAS 141.

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

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Segment operating revenues
Service revenues	$11,273	$9,860	14.3%	$32,869	$28,492	15.4%
Equipment revenues	1,345	1,077	24.9	3,607	2,837	27.1
Total Segment Operating Revenues	12,618	10,937	15.4	36,476	31,329	16.4
Segment operating expenses
Cost of services and equipment sales	4,989	4,079	22.3	13,261	11,690	13.4
Selling, general and administrative	3,849	3,183	20.9	10,489	9,136	14.8
Depreciation and amortization	1,401	1,709	(18.0)	4,327	5,410	(20.0)
Total Segment Operating Expenses	10,239	8,971	14.1	28,077	26,236	7.0
Segment Operating Income	2,379	1,966	21.0	8,399	5,093	64.9
Equity in Net Income of Affiliates	-	3	-	5	12	(58.3)
Minority Interest [1]	(57)	(43)	(32.6)	(186)	(143)	(30.1)
Segment Income	$2,322	$1,926	20.6%	$8,218	$4,962	65.6%
[1]	Minority interest is reported as “Other Income (Expense) – Net” in the consolidated statements of income.

Operating Income and Margin Trends
Our wireless segment operating income increased $413, or 21.0%, in the third quarter and $3,306, or 64.9%, for the first nine months of 2008, reflecting an increase in our customer base and a decline in merger-related expenses as our wireless operations now have been largely integrated. Our wireless segment operating income margin was 18.9% in the third quarter and 23.0% for the first nine months of 2008, which improved over margins of 18.0% in the third quarter and 16.3% for the first nine months of 2007. The higher margin in 2008 was primarily due to revenue growth of $1,681, or 15.4%, in the third quarter and $5,147, or 16.4%, for the first nine months of 2008, partially offset by increased operating expenses of $1,268, or 14.1%, in the third quarter and $1,841, or 7.0%, for the first nine months. The majority of the improvement in our results was due to the increase in our customer base of 9.2 million since September 30, 2007. This increase includes 1.7 million customers related to our acquisition of Dobson Communications Corporation (Dobson) in November 2007 and 182,000 related to our acquisition of Edge Wireless, LLC in April 2008. As of September 30, 2008, we served 74.9 million wireless customers. Contributing to our customer base increase was improvement in the postpaid customer turnover (churn) rate. Customer net additions for the first nine months of 2008 were adversely affected by approximately 330,000 disconnections related to the shut down of our Time Division Multiple Access (TDMA) wireless network operations, which was completed in February 2008. Results also benefited from merger integration costs recognized in 2007 and not reoccurring in 2008 and from lower amortization expense on intangible assets in 2008. Wireless operating margins were also pressured by higher costs of equipment, selling, general and administrative expenses due in part to strong sales of advanced handsets including the iPhone 3G.

Average service revenue per user/customer (ARPU) in the third quarter of 2008 remained consistent with the third quarter of 2007. Data services ARPU grew 31.7% in the third quarter of 2008, offset by a decline in voice service ARPU of 7.2%. We expect continued growth from data services as more customers purchase advanced handsets, such as the iPhone 3G, and laptop cards and as our third-generation network continues to expand. The decline in voice service ARPU is the result of a decrease in postpaid voice overage charges, increases in our Family Talk, prepaid and reseller customers, which have lower ARPU than traditional postpaid customers, lower roaming revenues due to acquisitions and rate negotiations as part of roaming cost savings initiatives, slowing international growth and lower regulatory cost recovery charges. We expect continued pressure on voice service ARPU.

Our total churn rate remained stable and was 1.7% in the third quarter of 2008 and 2007. Our postpaid churn rate declined to 1.2% compared to 1.3% in the third quarter of 2007.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,413, or 14.3%, in the third quarter and $4,377, or 15.4%, for the first nine months of 2008. The increase in service revenues primarily consisted of:
•
Data revenue increases of $915, or 50.5%, in the third quarter and $2,609, or 53.0%, for the first nine months primarily due to the increased number of data users and an increase in data ARPU of 31.7% in the third quarter and 33.5% for the first nine months. Data revenue growth was primarily driven by strong increases in wireless internet access, messaging, e-mail and data access revenues. This primarily resulted from increased use of more advanced handsets, including the iPhone 3G, which can provide for the data services previously mentioned. Data service revenues represented 24.2% of wireless service revenues in the third quarter and 22.9% for the first nine months of 2008, up from 18.4% in the third quarter and 17.3% for the first nine months of 2007.

•
Voice and other revenue increases of $498, or 6.2%, in the third quarter and $1,768, or 7.5%, for the first nine months, primarily due to an increase in the average number of wireless customers of 14.4%, partially offset by a decline in voice ARPU of 7.2% in the third quarter and 6.3% for the first nine months.

Equipment revenues increased $268, or 24.9%, in the third quarter and $770, or 27.1%, for the first nine months of 2008. The increase was due to higher handset revenues reflecting increased retail customer gross additions of 14.3% in the third quarter and 12.6% for the first nine months with a greater proportion of those gross additions and customer upgrades opting for more advanced handsets than in prior periods.

Cost of services and equipment sales expenses increased $910, or 22.3%, in the third quarter and $1,571, or 13.4%, for the first nine months of 2008 with greater than 85% of the increases attributable to higher equipment sales expense. This equipment cost increase was due to the overall increase in sales as well as an increase in sales of higher-cost, advanced handsets, including the iPhone 3G, and accessories. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers.

Cost of services increased $128 in the third quarter and $156 for the first nine months. Interconnect, USF, reseller and network systems expenses increased $234 in the third quarter partly offset by declines in roaming, long-distance and property tax expenses of $106. Interconnect, USF, reseller and other service expenses increased $376 for the first nine months partly offset by declines in roaming, long-distance and network systems expenses of $220.

Selling, general and administrative expenses increased $666, or 20.9%, in the third quarter and $1,353, or 14.8%, for the first nine months of 2008 and included the following:
•
Increases in upgrade commissions and residual expenses, customer support costs and other general and administrative costs of $508 in the third quarter and $1,116 for the first nine months primarily due to increases in handset upgrade activity and related commission rates (including those related to the iPhone 3G) and prepaid plan gross addition costs. These increases were partially offset by a decline in billing expenses as a result of cost savings initiatives and to a lesser degree for the quarter, lower bad debt expense.

•
Increases in direct and indirect commissions as well as other selling expenses of $221 in the third quarter and $394 for the first nine months primarily due to increases in sales volume and commission rates, including those associated with the iPhone 3G, as well as limited workforce increases in retail locations. These increases were partially offset by lower branding advertising expenses.

Depreciation and amortization expenses decreased $308, or 18.0%, in the third quarter and $1,083, or 20.0%, for the first nine months of 2008. Amortization expense decreased $162 in the third quarter and $618 for the first nine months primarily due to lower amortization of intangibles related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases. These decreases in amortization were slightly offset by the amortization of intangibles related to our acquisition of Dobson.

Depreciation expense decreased $146, or 13.9%, in the third quarter and $465, or 14.5%, for the first nine months primarily due to certain network assets becoming fully depreciated (including TDMA assets), partially offset by increased expense related to ongoing capital spending for network upgrades and expansion as well as increase in the depreciable asset base due to the acquisition of Dobson.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Segment operating revenues
Voice	$9,515	$10,356	(8.1)%	$29,191	$31,619	(7.7)%
Data	6,401	6,076	5.3	18,893	17,918	5.4
Other	1,634	1,509	8.3	4,698	4,389	7.0
Total Segment Operating Revenues	17,550	17,941	(2.2)	52,782	53,926	(2.1)
Segment operating expenses
Cost of sales	8,128	7,778	4.5	23,908	23,396	2.2
Selling, general and administrative	3,354	3,868	(13.3)	10,305	11,354	(9.2)
Depreciation and amortization	3,331	3,334	(0.1)	9,770	10,076	(3.0)
Total Segment Operating Expenses	14,813	14,980	(1.1)	43,983	44,826	(1.9)
Segment Income	$2,737	$2,961	(7.6)%	$8,799	$9,100	(3.3)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $224, or 7.6%, in the third quarter and $301 or 3.3%, for the first nine months of 2008. Our wireline segment operating income margin decreased in the third quarter from 16.5% in 2007 to 15.6% in 2008 and for the first nine months decreased from 16.9% in 2007 to 16.7% in 2008. Operating income continued to be pressured by access line declines due to increased competition, customers switching to alternative technologies such as wireless and VoIP, and the slowing national economy. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, including VoIP and video. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment voice revenue was partially offset by continued growth in data revenue and lower amortization of intangibles related to the AT&T Corp. (ATTC) and BellSouth acquisitions due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases. Operating margins were also pressured by hurricane-related costs of approximately $90 in the third quarter of 2008.

Operating Results
Voice revenues decreased $841, or 8.1%, in the third quarter and $2,428, or 7.7%, for the first nine months of 2008 primarily due to declining demand for traditional voice services. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $460, or 7.5%, in the third quarter and $1,297, or 7.0%, for the first nine months of 2008. The decrease was driven primarily by a decline in access lines of approximately $340 in the third quarter and $840 for the first nine months of 2008 and by expected declines in revenues from ATTC’s mass-market customers of approximately $75 in the third quarter and $365 for the first nine months of 2008. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies, the disconnection of additional lines and the slowing economy.

•
Long-distance revenues decreased $314, or 8.2%, in the third quarter and $854, or 7.4%, for the first nine months of 2008. The decrease was primarily due to a net decrease in demand for long-distance service, due to expected declines in the number of ATTC’s mass-market customers, which decreased approximately $175 in the third quarter and $535 for the first nine months and decreased demand from global and consumer customer revenues of approximately $155 in the third quarter and $340 for the first nine months of 2008.

•
Local wholesale revenues decreased $67, or 15.2%, in the third quarter and $277, or 19.2%, for the first nine months of 2008. The decrease was primarily due to declining number of competitive providers using Unbundled Network Element-Platform (UNE-P) lines. However, we expect this revenue trend to stabilize since industry consolidation and UNE-P line loss has slowed.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Data revenues increased $325, or 5.3%, in the third quarter and $975, or 5.4%, for the first nine months of 2008. Data revenues accounted for approximately 36% of wireline operating revenues in the third quarter and for the first nine months of 2008 and 33% of wireline operating revenues in the third quarter and for the first nine months of 2007. Data revenues include transport, IP and packet-switched data services.

IP data revenues increased $393, or 16.2%, in the third quarter and $1,176, or 16.8%, for the first nine months of 2008 primarily due to growth in consumer and business broadband, virtual private networks (VPN) and managed Internet services. Broadband high-speed Internet access increased IP data revenues approximately $105 in the third quarter and $400 for the first nine months of 2008. The increase in broadband revenues was partially offset by the decline in shared revenue due to the renegotiation of our Yahoo! agreement. VPN increased approximately $130 in the third quarter and $385 for the first nine months of 2008, and various other IP data services such as U-verse video and dedicated Internet access services contributed approximately $140 to the increase in the third quarter and $375 for the first nine months of 2008. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

Our transport services, which include DS1s and DS3s (types of dedicated high-capacity lines) and SONET (a dedicated high-speed solution for multisite businesses), increased $47, or 1.6%, in the third quarter and $98, or 1.1%, for the first nine months of 2008. Transport services revenues increased primarily due to continuing high-speed volume growth in Ethernet (types of high capacity switched lines), ISDN and international private lines. These increases were partially offset by pressure from usage-based transport services used by our largest business customers.

Our traditional circuit-based services which include frame relay, asynchronous transfer mode and managed packet services, decreased $115, or 15.1%, in the third quarter and $299, or 13.1%, for the first nine months of 2008. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $125, or 8.3%, in the third quarter and $309, or 7.0%, for the first nine months of 2008. Integration services and customer premises equipment, government-related services and managed services account for more than 60% of total other revenue for all periods. Managed services, which includes wholesale revenue from agreements we announced last year, increased $129 in the third quarter and $323 for the first nine months. Government professional services revenue increased $25 in the third quarter and $80 for the first nine months driven by growth across various contracts. Partially offsetting these increases, revenue from equipment sales and related network integration decreased by $33 in the third quarter and $90 for the first nine months primarily due to less emphasis on the sale of lower-margin equipment.

Cost of sales expenses increased $350, or 4.5%, in the third quarter and $512, or 2.2%, for the first nine months of 2008.

Cost of sales increased due to the following:
•	Higher nonemployee-related expenses, such as contract services, materials and supplies costs, of $402 in the third quarter and $690 for the first nine months.
•	Higher employee compensation related to annual merit increases and bonuses of $127 in the third quarter and $149 for the first nine months.
•
Higher cost of equipment sales and related network integration services of $37 in the third quarter and $26 for the first nine months primarily due to increased U-verse customers partially offset by reductions due to less emphasis on sales of lower-margin equipment.

•	Higher employee levels increased expenses (primarily salary and wages) by $36 in the third quarter and $148 for the first nine months.
•	Higher other wireline support charges of $32 in the third quarter.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Offsetting these increases, cost of sales decreased due to:
•
Lower traffic compensation expenses (for access to another carrier’s network) of $188 in the third quarter and $351 for the first nine months primarily due to reduced portal fees from renegotiation of our agreement with Yahoo!, continued migration of long-distance calls onto our network and a lower volume of calls from ATTC’s declining national mass-market customer base.

•	Lower net pension and postretirement cost, which reduced expense $97 in the third quarter and $290 for the first nine months, reflecting the decrease in amortization of unrecognized actuarial losses.

Selling, general and administrative expenses decreased $514, or 13.3%, in the third quarter and $1,049, or 9.2%, for the first nine months of 2008.

Selling, general and administrative expenses decreased due to:
•
Lower other wireline support costs of $199 in the third quarter and $436 for the first nine months primarily due to higher advertising costs incurred in 2007 for brand advertising and re-branding related to the BellSouth acquisition.

•	Lower legal expenses of $185 in the third quarter and for the first nine months.
•	Lower net pension and postretirement cost, which reduced expense $58 in the third quarter and $173 for the first nine months, reflecting the decrease in amortization of unrecognized actuarial losses.
•	Lower nonemployee-related expenses, such as contract services, materials and supplies costs, of $73 in the third quarter and $22 for the first nine months.
•	Lower employee levels decreased expenses (primarily salary and wages) by $69 in the third quarter and $154 for the first nine months.

Partially offsetting these decreases, selling, general and administrative expenses increased due to higher provision for uncollectible accounts, primarily related to our business and wholesale customers, of $32 in the third quarter.

Depreciation and amortization expenses decreased $3 in the third quarter and $306, or 3%, for the first nine months of 2008. The decrease was primarily due to lower amortization of intangibles, which decreased $76 in the third quarter and $430 for the first nine months of 2008. Intangibles related to the 2006 acquisition of BellSouth and the 2005 acquisition of ATTC are amortized using an accelerated method, which means that we record lower expenses as the remaining useful life of the asset decreases. The decrease was slightly offset by amortization of the customer lists acquired from Yahoo!, which began in the second quarter of 2008.

Depreciation expense for property, plant, and equipment increased $73 in the third quarter and $124 for the first nine months of 2008 due to more plant being added to service than the offsetting reduction due to the attrition of the existing plant base.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at September 30, 2008 and 2007 are shown below and trends are addressed throughout this segment discussion.

(in 000s)

	September 30,	September 30,	% Increase
	2008	2007	(Decrease)
Switched Access Lines [1]
Retail Consumer	31,751	35,770	(11.2)%
Retail Business [2]	22,159	23,004	(3.7)
Retail Subtotal [2]	53,910	58,774	(8.3)
Percent of total switched access lines	94.3%	93.5%

Sold to ATTC	146	320	(54.4)
Sold to other CLECs [2,3]	2,996	3,507	(14.6)
Wholesale Subtotal [2]	3,142	3,827	(17.9)
Percent of total switched access lines	5.5%	6.1%

Payphone (Retail and Wholesale) [4]	139	270	(48.5)
Percent of total switched access lines	0.2%	0.4%

Total Switched Access Lines	57,191	62,871	(9.0)%

Total Broadband Connections [2,5]	14,841	13,760	7.9%

Satellite service [2,6]	2,182	1,986	9.9%
U-verse video	781	126	-
Total Video Connections	2,963	2,112	40.3%
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
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Advertising & Publishing
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Total Segment Operating Revenues	$1,350	$1,457	(7.3)%	$4,174	$4,378	(4.7)%
Segment operating expenses
Cost of sales	461	417	10.6	1,321	1,214	8.8
Selling, general and administrative	274	338	(18.9)	972	1,067	(8.9)
Depreciation and amortization	194	238	(18.5)	609	743	(18.0)
Total Segment Operating Expenses	929	993	(6.4)	2,902	3,024	(4.0)
Segment Income	$421	$464	(9.3)%	$1,272	$1,354	(6.1)%

Accounting Impacts from the BellSouth Acquisition
FAS 141 requires that BellSouth deferred revenue and expenses from directories published during the 12-month period ending with the December 29, 2006 acquisition date not be included in our consolidated results. However, for management reporting purposes we continued to amortize these balances over the life of the directory (typically 12 months). Thus, for segment disclosure purposes, our advertising & publishing segment results included revenue of $196 and expenses of $64 in the third quarter of 2007, and revenue of $911 and expenses of $291 for the first nine months of 2007. See Note 4 for a discussion of FAS 141.

Operating Results
Our advertising & publishing operating income margin was 31.2% in the third quarter of 2008, compared to 31.8% in the third quarter of 2007 and 30.5% for the first nine months of 2008 compared to 30.9% for the first nine months of 2007.

Operating revenues decreased $107, or 7.3%, in the third quarter and $204, or 4.7%, for the first nine months of 2008 largely driven by continuing declines in print revenue of $119 in the third quarter and $307 for the first nine months and lower sales agency revenue of approximately $33 in the third quarter and $70 for the first nine months due to the sale of a sales agency business. This decrease was partially offset by increased Internet revenue of $44 in the third quarter and $148 for the first nine months.

Operating expenses decreased $64, or 6.4%, in the third quarter and $122, or 4.0%, for the first nine months of 2008 largely driven by decreased depreciation and amortization of $44 in the third quarter and $134 for the first nine months, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth acquisition, and employee, professional and contract related expenses. These expense decreases were partially offset by increased YELLOWPAGES.COM expansion costs.

Other
Segment Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Total Segment Operating Revenues	$501	$562	(10.9)%	$1,557	$1,658	(6.1)%
Total Segment Operating Expenses	420	518	(18.9)	1,862	1,673	11.3
Segment Operating Income (Loss)	81	44	84.1	(305)	(15)	-
Equity in Net Income of Affiliates	257	159	61.6	707	533	32.6
Segment Income	$338	$203	66.5%	$402	$518	(22.4)%

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Segment operating revenues decreased $61, or 10.9%, in the third quarter and $101, or 6.1%, for the first nine months of 2008 primarily due to reduced revenues from our operator services and our retail payphone operations.

Segment operating expenses decreased $98, or 18.9%, in the third quarter and increased $189, or 11.3%, for the first nine months of 2008. The decrease in the third quarter was primarily due to the reduction of employee related accruals and reduced operating expenses from our operator services and retail payphone operations. The increase for the first nine months was primarily due to a charge in the first quarter of $374 associated with our announced workforce reduction, primarily management employees in non-customer facing areas of the business as a result of the restructure of our operations from a collection of regional companies to a single national approach. This was partially offset by a reduction in reserves held at our captive insurance company and by decreased operating expenses from our operator services and retail payphone operations.

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

Equity in net income of affiliates increased $98, or 61.6%, in the third quarter and $174, or 32.6%, for the first nine months of 2008. Equity investments in foreign countries include adjustments not only for initial purchase price accounting, but also ongoing differences in treatment of certain items between US GAAP and local GAAP.  For our investments in Mexico, these ongoing differences include depreciation, minority interest and tax accounting.  Our investment in América Móvil increased $45 in the third quarter and $96 for the first nine months primarily due to improved operating results and tax treatment. Our investments in Telmex and Telmex Internacional increased $53 in the third quarter and $83 for the first nine months, reflecting lower depreciation and minority interest partially offset by lower operating results.

OTHER BUSINESS MATTERS

Market Conditions  During 2008, the securities markets and the banking system in general have experienced significant declines in value and liquidity. The U.S. Congress, the U.S. Treasury Department, the Federal Reserve system and various other regulators have worked together to adopt plans to restore liquidity and stability to the securities markets and to the banking system. Among other actions, the U.S. government will provide capital to financial institutions and will ensure access to short-term borrowings for companies with high credit ratings, such as AT&T. We are not yet able to determine the outcome of these plans.

Included on our consolidated balance sheets are assets held by benefit plans for the payment of future benefits. The losses associated with the securities markets declines during 2008 are not expected to have an impact on the ability of our benefit plans to pay benefits. However, because our pension plans are subject to funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), a continued weakness in the markets could require us to make contributions to the pension plans in order to maintain minimum funding requirements as established by ERISA. In addition, losses on investments in the pension and other postretirement plans would be reflected in future earnings, potentially to a material amount. To the extent that market volatility also increases interest rates, we will also experience an increase in our discount rate for measuring our retirement liabilities which would decrease future expense. The extent of the impact on future earnings cannot be known until the end of the year when annual returns and rates are measured.

The growing weaknesses in the securities and credit markets are also affecting portions of our customer base although, at this time, we are unable to quantify the effect. We are seeing lower demand for our services from traditional residential wireline customers although business revenues remained relatively stable this past quarter. Our wireless business continues to grow, reflecting both an increased demand for advanced services, as evidenced by our successful launch of the iPhone 3G and increased sales of other advanced handsets, as well as a shift in demand from our traditional wireline services. Should the economy continue to weaken, we may experience pressure on pricing and margins as we compete for both wireline and wireless customers who will have less discretionary income.

U-verse Services We are continuing to expand our deployment of U-verse TV, high-speed broadband and voice services. As of September 30, 2008, we have passed approximately 14 million living units. As we expand our deployment, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. Our deployment plans also could be delayed if we do not receive required equipment and software on schedule.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP video services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In July 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. We have appealed that decision on the basis that state legislation rendered the case moot. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

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

We and the U.S. Government filed interlocutory appeals. The case was argued before a panel of the U.S. Court of Appeals for the Ninth Circuit in August 2007. On August 21, 2008, the court remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act discussed below.

In July 2008, the President signed into law, the FISA (Foreign Intelligence Surveillance Act) Amendments Act of 2008 (the Act), a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive, or written request or that the telecom entity did not provide the alleged assistance. On September 19, 2008, the Attorney General filed his certification and asked the court to dismiss all of the lawsuits pending against the telecommunications companies. On October 16, 2008, the plaintiffs filed an opposition to the certification and motion to dismiss arguing that the Act is unconstitutional and, alternatively, that the government failed to meet its burden of justifying dismissal. We believe that the immunity provision is constitutional, that the government has met its burden of proof, and that the lawsuits pending against us will eventually be dismissed.

In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed the day after the Act was signed by the President. That case has been referred to the Joint Panel on Multidistrict Litigation, which has conditionally transferred the case to the Northern District of California, the court referred to above that is considering the Attorney General’s certification and motion to dismiss.

Management believes these actions are without merit and intends to vigorously defend these matters.

Broadcom Patent Dispute  A number of our handsets, as well as those provided by other wireless carriers, have been subject to a patent dispute at the U.S. International Trade Commission (ITC) between Broadcom Corporation and Qualcomm Incorporated (Qualcomm). On October 14, 2008, the Court of Appeals for the Federal Circuit vacated and remanded the ITC's finding that Qualcomm had infringed a Broadcom patent and vacated the ITC’s limited exclusion order applicable to certain handsets containing Qualcomm technology. The Court held that the ITC did not have authority to issue a limited exclusion order affecting handset suppliers and retailers, such as AT&T, unless those parties were also named in the lawsuit. While this ruling would allow us to continue to sell to our customers handsets using the disputed Qualcomm chips, we do not currently offer any such handsets.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

DIRECTV Agreement  On September 26, 2008, we announced an agreement to market and sell DIRECTV's service as a co-branded satellite television service after Jan. 31, 2009. We will offer, market and sell co-branded AT&T | DISH Network services through Jan. 31, 2009. After that date, existing AT&T | DISH Network customers will continue to receive service.

COMPETITIVE AND REGULATORY ENVIRONMENT

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing regulation. Since the Telecom Act was passed, however, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained regulatory requirements applicable to our traditional wireline subsidiaries. Where appropriate, we are pursuing additional legislative and regulatory measures to reduce regulatory requirements that inhibit our ability to compete effectively in providing services to our customers. For example, we are supporting regulatory and legislative efforts that would offer a streamlined process for new video service providers to compete with traditional cable television providers. In addition, states representing a majority of our local service access lines have adopted legislation that enables new video entrants to acquire a statewide or state-approved (as opposed to municipal-approved) franchise to offer video services. We also are supporting efforts to update regulatory treatment for retail services. Passage of legislation is uncertain and depends on many factors.

Our wireless operations are likewise subject to certain governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. We believe that the wireless industry is characterized by innovation, differentiation and competition among handset manufacturers, carriers and applications and that additional regulation is unnecessary given the state of competition and may be appropriate only in the case of market failure.

ACCOUNTING POLICIES AND STANDARDS

FSP 157-3  On October 10, 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market of that Asset is not Active” (FSP 157-3). FSP 157-3 provides an example that clarifies and reiterates certain provisions of the existing fair value standard, including basing fair value on orderly transactions and usage of management and broker inputs. FSP 157-3 is effective immediately but is not expected to have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,594 in cash and cash equivalents available at September 30, 2008. Cash and cash equivalents included cash of $915 and money market funds and other cash equivalents of $679. In the first nine months, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt, short-term borrowings and dispositions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, acquisition of wireless spectrum licenses and other assets, funding capital expenditures, repurchase of common shares, dividends to stockholders, tax payments, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

Cash Provided by or Used in Operating Activities
In the first nine months of 2008, cash provided by operating activities was $22,773 compared to $24,345 in the first nine months of 2007. Our operating cash flow reflects our increased operating income (including the effects of lower amortization expense), more than offset by declines in our operational liabilities and increased tax payments of approximately $3,200.

Within the next 12 months, we expect the Internal Revenue Service (IRS) will complete its examination of our 2003 through 2005 federal income tax returns and that we will make a deposit in the range of $800 to $1,200 to reduce the accrual of interest while we continue to work with the IRS to resolve any contested issues.

Cash Used in or Provided by Investing Activities
In the first nine months of 2008, cash used in investing activities consisted primarily of $10,086 for the acquisition of wireless spectrum and business acquisitions, $14,388 for capital expenditures, $455 for interest during construction and $103 related to other investing activities. Cash provided by investing activities included $436 from EchoStar for an investment made in 2003 and $1,477 primarily related to the disposition of non-strategic assets.

Our acquisitions activity included the following:
•	$9,325 for the purchase of spectrum licenses related to the 700 MHz Band wireless spectrum auction and the acquisition of licenses from Aloha Partners, L.P.
•	$350 related to a customer list acquisition.
•	$342 related to wireless related acquisitions.
•	$69 related to other acquisitions.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services, and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment increased 66.2% in the first nine months, primarily for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures in the wireline segment, which represented 73.3% of our capital expenditures, increased 7.9% in the first nine months, primarily due to the continued deployment of our U-verse services.

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

In the first nine months, proceeds from dispositions included $1,130 from the sale of buildings and other equipment, $230 from the sale of a unit of one of our publishing subsidiaries and $84 from the sale of other non-strategic assets.

Cash Used in or Provided by Financing Activities
We continue to fund our 2008 financing activities through a combination of short- and long-term borrowings and cash from operations. Our financing activities include the repayment of debt and funding repurchases of our common stock.

At September 30, 2008, we had $17,419 of debt maturing within one year, which included $7,196 of commercial paper borrowings, $10,189 of long-term debt maturities, and $23 of other borrowings. The majority of our commercial paper borrowings are due within 90 days. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

AT&T INC.
SEPTEMBER 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Continued
Dollars in millions except per share amounts

In the first nine months of 2008, we received net proceeds of $10,924 from the issuance of long-term debt and $5,188 from the issuance of commercial paper. Our long-term debt issuances were as follows:
•	$2,500 of 5.5% global notes due in 2018.
•	$2,000 of floating rate notes due 2010 in a private offering, which can be redeemed by the holder early (which is classified as debt maturing in one year).
•	€1,250 of 6.125% global notes due 2015 (equivalent to approximately $1,975 when issued).
•	$1,500 of 4.95% global notes due in 2013.
•	$1,250 of 6.40% global notes due 2038.
•	$1,000 of 5.60% global notes due 2018.
•	$750 of 6.3% global notes due in 2038.

In the first nine months, we repaid $3,143 of debt, which primarily consisted of repayments on long-term debt and scheduled principal payments on other debt and borrowings.

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. In the first nine months of 2008, we repurchased 164.2 million shares at a cost of $6,077. Although we will evaluate additional share repurchases during the remainder of 2008 should the economic environment improve, we currently intend to focus on reducing debt.

We paid dividends of $7,150 in the first nine months of 2008 and $6,584 in the first nine months of 2007, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2007, which was partially offset by a decline in common shares outstanding of approximately 4% due to our share repurchases over the past year. Dividends declared by our Board of Directors totaled $0.40 per share in the third quarter of 2008 and $0.355 per share in the third quarter of 2007. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2008, our debt ratio was 40.6% compared to 35.3% at September 30, 2007 and 35.7% at December 31, 2007. The increased debt ratio at September 30, 2008 reflects an increase in debt of nearly $16,200 since September 30, 2007 and nearly $12,700 since December 31, 2007. The increase was primarily due to the issuance of new debt to pay for the acquisition of wireless spectrum licenses in April 2008 (see “Cash Used in or Provided by Investing Activities”). The increased debt ratio also reflects the impact of our share repurchases in 2007 and 2008. Equity in 2008 reflects our increased income and adjustments to other comprehensive income required under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000 provided no event of default under the credit agreement has occurred. One of the participating banks is Lehman Brothers Bank, Inc., which recently declared bankruptcy. We are unable to determine the status of their stated commitment of $595 at this time. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At September 30, 2008, we had no borrowings outstanding under this agreement.

In April 2008, we entered into a $3,000 revolving credit agreement with certain banks with a scheduled expiration date of December 2008. In August 2008, we exercised our right to terminate this agreement.

AT&T INC.
SEPTEMBER 30, 2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2008, we had interest rate swaps with a notional value of $5,750 and a fair value of $76. In the third quarter we terminated a swap with Lehman Brothers Special Financing Inc. with a notional value of $250.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $4,774 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(363) at September 30, 2008.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2008.

AT&T INC.
SEPTEMBER 30, 2008

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•	Adverse economic changes in the markets served by us or in countries in which we have significant investments including the impact on customer demand and our ability to access financial markets.
•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.
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

•	The impact of competition on customer totals and customer acquisition and retention costs and the resulting pressures on wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireless and wireline markets.
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
SEPTEMBER 30, 2008

PART II - OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2008, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the third quarter of 2008, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into cash or shares. Each director also receives an annual grant of DSUs. The plan provides that DSUs (and dividends earned thereon) acquired during 2007 and thereafter would be convertible in the form of cash only. During the third quarter of 2008, an aggregate of 7,301 shares and DSUs (from pre-2007 accruals) were acquired by non-employee directors at $30.81, the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

AT&T INC.
SEPTEMBER 30, 2008

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	AT&T Inc. 2005 Supplemental Employee Retirement Plan amended and restated effective as of June 26, 2008
10-b	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 5, 2008                                                                               /s/ Richard G. Lindner.
Richard G. Lindner
Senior Executive Vice President
   and Chief Financial Office