Form 10-K
AT&T INC.
filed 2009-02-25
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas, 75202
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Based on the closing price of $33.69 per share on June 30, 2008, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $198.5 billion.

At January 31, 2009, common shares outstanding were 5,893,307,211.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2009 Annual Meeting and Proxy Statement dated on or about March 11, 2009 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.375% Forty-Nine Year AT&T Inc.	New York Stock Exchange
Senior Notes, Due February 12, 2056

6.125% AT&T Inc.
Global Notes, Due April 2, 2015	New York Stock Exchange

TABLE OF CONTENTS

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas Texas, 75202 (telephone number 210-821-4105). We maintain an Internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.)  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including the Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.”  In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, and BellSouth’s 34 percent economic interest in YELLOWPAGES.COM (YPC), resulting in 100 percent ownership of AT&T Mobility and YPC. Our services and products are marketed under the AT&T brand name, including alliances such as AT&T Yahoo! and AT&T | DIRECT TV.

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

Our traditional wireline local exchange subsidiaries operate in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). Our wireline local exchange services are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation is contained under the heading “Government Regulation” below and in the Annual Report under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and fostering competition and further innovation in the communications and entertainment industry. In 2009, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth, AT&T Mobility became a wholly-owned subsidiary.

Our Universal Mobile Telecommunications System/ High-Speed Downlink Packet Access third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless networks also rely on digital transmission technologies known as Global System for Mobile Communication, General Packet Radio Services and Enhanced Data Rates for GSM Evolution for data communications. As of December 31, 2008, we served approximately 77 million customers and were a leading provider of mobile wireless voice and data communications services in the U.S.

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

U-verse Services We are continuing to expand our deployment of our U-verse services. In December 2008, we added our millionth U-verse video customer, ending the year with approximately 1,045,000 customers.  As of December 31, 2008, we have passed approximately 17 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 65 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each area as we continue to monitor these systems. In these expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our request or have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In July 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. We have appealed that decision on the basis that state legislation rendered the case moot. If the courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

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

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 25 through 33 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

Wireless
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer customers. Our wireless segment provided approximately 39% of 2008 total segment operating revenues and 46% of our 2008 total segment income. At December 31, 2008, we had more than 77 million wireless subscribers.

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

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced handsets, including the Apple iPhone. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. At December 31, 2008 we were a leading provider of wireless data in the U.S. wireless industry based on subscribers.

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

AT&T Inc.

Additional information on our wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 34 and is incorporated herein by reference pursuant to General Instruction G(2).

Wireline
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our wireline segment provided approximately 55% of 2008 segment operating revenues and 47% of our 2008 total segment income. We divide our wireline services into three product-based categories: voice, data and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the deteriorating U.S. economy has caused wireline customers to terminate their residential phone service and rely instead on their wireless service for voice communication.  We have responded by offering packages of combined voice and data services, including broadband and video and intend to continue this strategy during 2009.

Services and Products

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2008, our wireline subsidiaries served approximately 31 million retail customer access lines, 22 million retail business access lines and 3 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Voice also includes calling features, fees to maintain wire located inside customer premises and other miscellaneous voice products.  Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting and voice mail. These calling features services are generally more profitable than basic local phone service.

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
Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses,. Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail and high-speed access services.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based, and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network interconnection, remote site, point of sale and branch office communications. High speed packet services are used extensively by enterprise (large business) customers.

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

We also provide local, interstate and international wholesale networking capacity to other service providers. We offer a combination of high volume transmission capacity and conventional dedicated line services on a regional, national and international basis to wireless carriers, interexchange carriers, Internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large ISPs, wireless carriers, competitive local exchange carriers, regional phone companies, interexchange carriers, cable companies and systems integrators. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

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

Advertising & Publishing
Advertising & Publishing includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. The advertising & publishing segment provided approximately 4% of total segment operating revenues and 7% of our 2008 total segment income. This segment sells advertising services throughout the United States, with our print directory operations primarily covering our 22-state area.

Other
Our other segment includes operations from Sterling, our business integration software and services subsidiary, corporate and other operations. The other segment provided approximately 2% of total segment operating revenues and less than 1% of our 2008 total segment income.  We also include in this segment the equity income (loss) from our investments in Telmex, America Movil and Telmex Internaccional.

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

	Percentage of Total
	Consolidated Operating Revenues
	2008	2007	2006

Wireless Segment
Wireless service	36%	33%	-%
Wireline Segment
Voice	31%	35%	53%
Data	20%	20%	29%

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

	Percentage of Total
	Segment Operating Revenues (including 100% of AT&T Mobility)
	2008	2007	2006

Wireless Segment
Wireless service	36%	33%	34%
Wireline Segment
Voice	31%	35%	34%
Data	20%	20%	18%

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

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 34 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a global portfolio of more than 5,000 trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2008, 2007 or 2006.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 36, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

The majority of our research activities are related to our wireline segment, performed at our subsidiary AT&T Labs. AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. The majority of the development activities are performed by AT&T Services. The developers within AT&T Services work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $832 in 2008, $985 in 2007 and $577 million in 2006.

EMPLOYEES

As of January 31, 2009, we employed approximately 301,000 persons. Approximately 60 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. The five largest collective bargaining agreements between the CWA and our subsidiaries, covering approximately 80,000 Wireline employees, expire April 4, 2009. A separate collective bargaining agreement between the CWA and our Wireless subsidiary covering 21,000 employees expired February 7, 2009.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on page 46 through page 47 which is incorporated herein by reference pursuant to General Instruction G(2).

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
•	Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments.
•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.
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
•
Our ability to absorb revenue losses caused by increasing competition and economic pressure, including offerings using alternative technologies (e.g., cable, wireless and VoIP), and our ability to maintain capital expenditures.

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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2008, approximately 85% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 14% was owned by our wireless subsidiaries. Central office equipment represented 34%; network access lines represented approximately 33% of our telephone plant; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 16%; land and buildings represented 12%; and other miscellaneous property represented 5%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the Annual Report under the headings  “Retiree Phone Concession Litigation,” “NSA Litigation” and “Prepaid Calling Card Patent Litigation” on pages 39 through 40, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws.  We are required to discuss in our Forms 10-Q and 10-K two of these proceedings, (which are listed below), because each could result in monetary sanctions (exclusive of interest and costs) of one hundred thousand dollars or more.  However, we do not believe that any of them currently pending will have a material adverse effect on our results of operations.

(a) The City of Philadelphia notified AT&T Corp. on December 12, 2008 that it would seek civil penalties for alleged violations of state and local air emissions control requirements and permit terms applicable to back-up power generators at an AT&T Corp. facility. AT&T Corp. expects to settle this matter on terms that would include civil penalties of less than one hundred twenty-five thousand dollars.

(b) The U.S. Environmental Protection Agency (EPA) is seeking civil penalties from AT&T Mobility in connection with alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. The EPA’s allegations include noncompliance with requirements to obtain air emission permits for generators and to prepare spill prevention plans for fuel storage tanks. We expect to settle this matter on terms that would include civil penalties in the range of 1 to 3 million dollars.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of the fiscal year covered by this report.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of January 20 , 2009)

Name	Age	Position	Held Since

Randall L. Stephenson	48	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	53	Senior Executive Vice President – Human Resources	6/2007
James W. Callaway	62	Senior Executive Vice President – Executive Operations	5/2007
James W. Cicconi	56	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	51	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	57	President and Chief Executive Officer, AT&T Mobility and Consumer Markets	10/2008
Richard G. Lindner	54	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	56	Group President – Corporate Strategy and Development	6/2007
Ronald E. Spears	60	President and Chief Executive Officer, AT&T Business Solutions	11/2008
John T. Stankey	46	President and Chief Executive Officer, AT&T Operations, Inc.	10/2008
Wayne Watts	55	Senior Executive Vice President and General Counsel	6/2007
Rayford Wilkins, Jr.	57	Chief Executive Officer – AT&T Diversified Businesses	10/2008

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2008 and 2007 was 1,541,767 and 1,663,676. The number of stockholders of record as of February 20, 2009 was 1,531,236. We declared dividends, on a quarterly basis, totaling $1.61 per share in 2008 and $1.47 per share in 2007.

During 2008, non-employee directors acquired shares of common stock pursuant to the Non-Employee Director Stock and Deferral Plan. Under the plan, a director may make an annual election to receive all or part of his or her annual retainer or fees in the form of shares or deferred stock units (DSUs) that are convertible into cash or shares. Each director also receives an annual grant of DSUs. The plan provides that DSUs (and dividends earned thereon) acquired during 2007 and thereafter would be convertible in the form of cash only. During 2008, an aggregate of 24,802 shares and DSUs (from pre-2007 accruals) were acquired by non-employee directors at prices ranging from $26.77 to $39.90, in each case the fair market value of the shares on the date of acquisition. The issuances of shares and DSUs were exempt from registration pursuant to Section 4(2) of the Securities Act.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 75, “Selected Financial and Operating Data” on page 22, “Issuer Equity Repurchases” on page 45, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 22, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the Annual Report on pages 23 through 48, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on page 43 through page 45, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 49 through 75, which is incorporated herein by reference pursuant to General Instruction G(2).

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2008.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

 (b)  Attestation Report of the Registered Public Accounting Firm
The registered public accounting firm that audited the financial statements included in the annual report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 78, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2009 (Proxy Statement) under the heading “Election of Directors.”

There is no disclosure in this Form 10-K of reporting person delinquencies in response to Item 405 and the registrant, at the time of filing this Form 10-K, has reviewed the information necessary to ascertain, and has determined that Item 405 disclosure is not expected to be contained in this Form 10-K or incorporated by reference.

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Aldinger, Chico Pardo, Kelly, Madonna and Ms. Martin. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

Information required by Item 201(d) of Regulation S-K is provided below:

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information (1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	73,988,252 (1)	$38.20	124,766,032 (2)
Equity compensation plans not approved by security holders	61,741,355 (3)	$39.93	-
Total	135,729,607 (4)	$39.15	124,766,032
(1)
Includes the issuance of stock in connection with the following stockholder approved plans: (a) 48,689,664 stock options under the 1996 Stock and Incentive Plan, 2001 Incentive Plan, Stock Savings Plan (SSP), and Stock Purchase and Deferral Plan (SPDP), (b) 2,802,401 phantom stock units under the SSP and 3,026,813 phantom stock units under the SPDP, and (c) 14,766,743 target number of stock-settled performance shares under the 2001 Incentive Plan and 2006 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150% (348,207 of the performance shares may be increased by up to 200%). Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.The SSP was approved by stockholders in 1994, and was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 3,087,593 phantom stock units (computed on a first-in-first-out basis) and 1,615,038 stock options that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deduction and reinvested dividend equivalents by mid-level and above managers and limited company partial matching contributions. No new contributions may be made to the plan. In addition, participants received approximately 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant.

(2)	Includes 16,246,215 shares that may be issued under the SPDP, 78,193,745 shares that may be issued under the 2006 Incentive Plan, and up to 4,250,944 shares that may be purchased under the SSP.
(3)
Includes 61,741,355 stock options under the 1995 Management Stock Option Plan (1995 MSOP), which has not been approved by stockholders.  The 1995 MSOP provides for grants of stock options to management employees (10-year terms) subject to vesting requirements and shortened exercise terms upon termination of employment. No further options may be issued under this plan.

(4)
Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2008, there were 91,839,198 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $39.82.  Also, does not include 756,005 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 92,109 shares that may be purchased with reinvested dividend equivalents (applies only to 112,008 of the outstanding phantom stock units). These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Page
(1)	Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Stockholders’ Equity	*
	Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s annual report to stockholders for the fiscal year ended December 31, 2008. (See Part II.)

		Page
(2)	Financial Statement Schedules:
	II - Valuation and Qualifying Accounts	22

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

4-b
No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-c, 4-d, 4-e,  4-f, 4-g and 4-h below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

AT&T Inc.

4-c	Guaranty of certain obligations of Pacific Bell Telephone Co. and SBC Communications Inc. (Exhibit 4-c to Form 10-K for 2007.)

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

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4.3 to Form 8-K dated December 29, 2006.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4.1 to Form 8-K dated December 29, 2006.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee.

10-a	Short Term Incentive Plan, dated November 18, 2005.

10-b	Supplemental Life Insurance Plan, amended and restated January 29, 2009.

10-c	Supplemental Retirement Income Plan, amended and restated December 31, 2008.

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988).

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later).

10-f	Officer Disability Plan, formerly the Senior Management Long Term Disability Plan, amended and restated January 1, 2007. (Exhibit 10-f to Form 10-K for 2006.)

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-g to Form 10-K for 2006.)

10-h	AT&T Inc. Health Plan, formerly the Executive Health Plan, amended and restated January 1, 2009.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-i to Form 10-K for 2007.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-j to Form 10-K for 2007.)

10-k	Administrative Plan, amended and restated January 1, 2009.

10-l	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2006.)

10-m	Pacific Telesis Group Supplemental Cash Balance Plan, amended as of July 1, 1996. (Exhibit 10-lll to Form 10-K for 2007.)

10-n	1996 Stock and Incentive Plan, dated November 2, 2002.

10-o	Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-f to Form 10-Q filed for June 30, 2008.)

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10-p to Form 10-K for 2007.)

AT&T Inc.

10-p(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-p(i) to Form 10-K for 2007.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10-q to Form 10-K for 2007.)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10-r to Form 10-K for 2007.)

10-r(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-r(i) to Form 10-K for 2007.)

10-s	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-s to Form 10-K for 2007.)

10-t	2001 Incentive Plan, dated November 18, 2005.

10-u	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, amended November 20, 2008.

10-v	AT&T Inc. Change in Control Severance Plan, amended and restated, June 26, 2008. (Exhibit 10-c to Form 10-Q filed for June 30, 2008.)

10-w	1995 Management Stock Option Plan, dated November 16, 2001.

10-x	Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-e to Form 10-Q filed for June 30, 2008.)

10-y	Concession Program for Directors, dated July 1, 2004. (Exhibit 10-bb to Form 10-Q for March 31, 2004.)

10-z	Pacific Telesis Group Executive Deferral Plan, amended November 20, 2008.

10-aa	Five Year Credit Agreement. (Exhibit 10 to Form 8-K dated July 12, 2006.)

10-bb	Stock Purchase and Deferral Plan, amended and restated November 20, 2008.

10-cc	Cash Deferral Plan, amended and restated November 20, 2008.

10-dd
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibits 99.1-a, 99.1-b and 99.1-c to Schedule 13-D/A filed on December 28, 2004.)

10-ee	2005 Supplemental Employee Retirement Plan, amended and restated December 31, 2008.

10-ff	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-gg to Form 10-K for 2005.)

10-gg	AT&T Corp. 2004 Long Term Incentive Program. (Exhibit 10-hh to Form 10-K for 2005.)

10-hh	AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008.

10-ii	2006 Incentive Plan, dated June 26, 2008.

10-jj	Pension Benefit Makeup Plan #1, amended December 31, 2008.

10-kk	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008. (Exhibit 10-kk to Form 10-K for 2007.)

AT&T Inc.

10-ll	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ll to Form 10-K for 2006.)

10-mm	BellSouth Officer Compensation Deferral Plan. (Exhibit 10q to Form 10-K for 2004 of BellSouth Corporation (File No. 1-8607).)

10-nn	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-nn to Form 10-K for 2006.)

10-oo	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-a to Form 10-Q for September 30, 2007.)

10-pp	BellSouth Corporation Stock Plan, dated April 24, 1995. (Exhibit 10-pp to Form 10-K for 2006.)

10-qq	BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10v-3 to Form 10-Q for June 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-qq(i)	First Amendment to BellSouth Corporation Stock and Incentive Compensation Plan. (Exhibit 10ii to Form 10-Q for September 30, 2005 of BellSouth Corporation (File No. 1-8607).)

10-qq(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan.

10-rr	Cingular Wireless Long Term Compensation Plan, amended and restated effective November 1, 2007. (Exhibit 10-rr to Form 10-K for 2007.)

10-ss	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-ss to Form 10-K for 2006.)

10-ss(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-ss(i) to Form 10-K for 2006.)

10-tt
Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-qq to Form 8-K dated September 30, 2004 of BellSouth Corporation (File No. 1-8607).)

10-uu	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-u to Form 10-K for 2006.)

10-vv	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992. (Exhibit 10-vv to Form 10-K for 2006.)

10-vv(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997. (Exhibit 10-vv(i) to Form 10-K for 2006.)

10-vv(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002. (Exhibit 10-vv(ii) to Form 10-K for 2006.)

10-ww	AT&T Management Relocation Plan. (Exhibit 10-a to Form 10-Q for June 30, 2007.)

10-ww(i)	Amendment to AT&T Management Relocation Plan, dated November 20, 2008.

10-xx	AT&T Corp, Senior Management Long Term Disability and Survivor Protection Plan, amended December 31, 2008.

10-yy	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-yy to Form 10-K for 2007.)

10-zz	BellSouth Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2008. (Exhibit10-b to Form 10-Q filed for September 30, 2008.)

AT&T Inc.

10-aaa	BellSouth Supplemental Life Insurance Plan, amended December 31, 2008.

10-bbb	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005. (Exhibit 10-bbb to Form 10-K for 2007.)

10-ccc	Cingular Wireless BLS Executive Transition Benefit Plan. (Exhibit 10-ccc to Form 10-K for 2007.)

10-ddd	Cingular Wireless SBC Executive Transition Benefit Plan. (Exhibit 10-ddd to Form 10-K for 2007.)

10-eee	BellSouth Nonqualified Deferred Income Plan, as amended and restated effective January 1, 2005.

10-fff	AT&T Mobility 2005 Cash Deferral Plan. (Exhibit 10-fff to Form 10-K for 2007.)

10-ggg	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008.

10-hhh	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008.

10-iii	BellSouth Split-Dollar Life Insurance Plan, as amended December 31, 2008, and restated effective January 1, 2005.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2008. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1  Certification of Principal Executive Officer
31.2  Certification of Principal Financial Officer

32	Section 1350 Certification

We will furnish to stockholders upon request, and without charge, a copy of the annual report to stockholders and the proxy statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Uncollectibles
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (d)	Deductions (c)	Balance at End of Period

Year 2008	$1,364	1,796	929	-	2,819	$1,270
Year 2007	$1,276	1,617	366	-	1,895	$1,364
Year 2006	$1,176	586	101	410	997	$1,276

__________________
(a)	Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.
(d)	Acquisition of BellSouth in December 2006.

Schedule II - Sheet 2

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Accumulated Amortization of Intangibles
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisitions (a)	Deductions	Balance at End of Period

Year 2008	$9,896	4,570	-	-	386	$14,080
Year 2007	$3,997	5,952	-	-	53	$9,896
Year 2006	$986	1,033	-	1,978	0	$3,997

__________________
(a)	Consolidation of AT&T Mobility due to the December 2006 acquisition of BellSouth.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2009.

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

Principal Financial and Accounting Officer:
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer

/s/ Richard G. Lindner
Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer
February 25, 2009

Directors:
Randall L. Stephenson*	Jon C. Madonna*
William F. Aldinger III*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Reuben V. Anderson*	Mary S. Metz*
James H. Blanchard*	Joyce M. Roché*
August A. Busch III* Jaime Chico Pardo*	Laura D’Andrea Tyson* Patricia P. Upton*
James P. Kelly*

* by power of attorney