Form 10-Q
period 2009-05-06
AT&T INC.
filed 2009-05-07
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware
I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202
Telephone Number:  (210) 821-4105

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

At April 30, 2009, there were 5,900 million common shares outstanding

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2009	2008
Operating Revenues
Wireless service	$11,646	$10,605
Voice	8,506	9,693
Data	6,250	5,972
Directory	1,249	1,398
Other	2,920	3,076
Total operating revenues	30,571	30,744
Operating Expenses
Cost of sales (exclusive of depreciation and amortization
shown separately below)	12,242	11,995
Selling, general and administrative	7,706	7,866
Depreciation and amortization	4,886	4,903
Total operating expenses	24,834	24,764
Operating Income	5,737	5,980
Other Income (Expense)
Interest expense	(849)	(865)
Equity in net income of affiliates	137	243
Other income (expense) – net	(15)	91
Total other income (expense)	(727)	(531)
Income Before Income Taxes	5,010	5,449
Income taxes	1,809	1,930
Net Income	3,201	3,519
Less: Net Income Attributable to Noncontrolling Interest	(75)	(58)
Net Income Attributable to AT&T	$3,126	$3,461

Basic Earnings Per Share Attributable to AT&T	$0.53	$0.58
Diluted Earnings Per Share Attributable to AT&T	$0.53	$0.57
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	5,896	5,997
Dividends Declared Per Common Share	$0.410	$0.400
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,812	$1,792
Accounts receivable – net of allowances for
uncollectibles of $1,271 and $1,270	14,965	16,047
Prepaid expenses	1,704	1,538
Deferred income taxes	957	1,014
Other current assets	2,083	2,165
Total current assets	23,521	22,556
Property, plant and equipment	219,769	218,579
Less: accumulated depreciation and amortization	(121,430)	(119,491)
Property, Plant and Equipment – Net	98,339	99,088
Goodwill	71,694	71,829
Licenses	47,461	47,306
Customer Lists and Relationships – Net	9,605	10,582
Other Intangible Assets – Net	5,797	5,824
Investments in Equity Affiliates	2,413	2,332
Other Assets	5,528	5,728
Total Assets	$264,358	$265,245

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$10,790	$14,119
Accounts payable and accrued liabilities	17,359	20,032
Advanced billing and customer deposits	4,065	3,849
Accrued taxes	2,399	1,874
Dividends payable	2,419	2,416
Total current liabilities	37,032	42,290
Long-Term Debt	63,560	60,872
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	19,376	19,196
Postemployment benefit obligation	32,032	31,930
Other noncurrent liabilities	14,663	14,207
Total deferred credits and other noncurrent liabilities	66,071	65,333

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,638	91,728
Retained earnings	37,296	36,591
Treasury shares (at cost)	(21,283)	(21,410)
Accumulated other comprehensive income (loss)	(16,855)	(17,057)
Noncontrolling interest	404	403
Total stockholders’ equity	97,695	96,750
Total Liabilities and Stockholders’ Equity	$264,358	$265,245
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Three months ended
	March 31,
	2009	2008
Operating Activities
Net income	$3,201	$3,519
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,886	4,903
Provision for uncollectible accounts	509	480
Deferred income tax expense (benefit)	126	569
Net (gain) loss from impairment and sale of investments	82	(46)
Changes in operating assets and liabilities:
Accounts receivable	573	(150)
Other current assets	(108)	159
Accounts payable and accrued liabilities	(1,347)	(4,654)
Stock-based compensation tax benefit	-	(7)
Other - net	(7)	184
Total adjustments	4,714	1,438
Net Cash Provided by Operating Activities	7,915	4,957

Investing Activities
Construction and capital expenditures
Capital expenditures	(3,173)	(4,178)
Interest during construction	(185)	(70)
Acquisitions, net of cash acquired	-	(3,662)
Dispositions	181	47
Proceeds from sale of securities, net of investments	(10)	131
Other	30	33
Net Cash Used in Investing Activities	(3,157)	(7,699)

Financing Activities
Net change in short-term borrowings with original
maturities of three months or less	(3,909)	5,786
Issuance of long-term debt	5,450	3,972
Repayment of long-term debt	(1,261)	(613)
Purchase of treasury shares	-	(4,071)
Issuance of treasury shares	1	103
Dividends paid	(2,416)	(2,422)
Stock-based compensation tax benefit	-	7
Other	(603)	(27)
Net Cash Provided by (Used in) Financing Activities	(2,738)	2,735
Net increase (decrease) in cash and cash equivalents	2,020	(7)
Cash and cash equivalents beginning of year	1,792	1,970
Cash and Cash Equivalents End of Period	$3,812	$1,963

Cash paid (refunded) during the three months ended March 31 for:
Interest	$1,276	$1,130
Income taxes, net of refunds	$(30)	$2,763
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Three months ended
	March 31, 2009
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,728
Issuance of shares		26
Share-based payments		(116)
Balance at end of period		$91,638

Retained Earnings
Balance at beginning of year		$36,591
Net income attributable to AT&T ($0.53 per diluted share)		3,126
Dividends to stockholders ($0.41 per share)		(2,419)
Other		(2)
Balance at end of period		$37,296

Treasury Shares
Balance at beginning of year	(602)	$(21,410)
Purchase of shares	-	-
Issuance of shares	7	127
Balance at end of period	(595)	$(21,283)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		$(17,057)
Other comprehensive income (see Note 2)		202
Balance at end of period		$(16,855)

Noncontrolling interest at beginning of year		$403
Net income		75
Distributions		(67)
Translation adjustments		(7)
Noncontrolling interest at end of period		$404

Total stockholders equity as of December 31, 2008		$96,750
Changes attributable to AT&T stockholders		944
Changes attributable to noncontrolling interest		1
Total stockholders equity as of March 31, 2009		$97,695
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the interim periods shown. The results for the interim periods are not necessarily indicative of results for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) requires disclosures for financial assets and liabilities that are remeasured at fair value at least annually. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in other comprehensive income (OCI) until the investment is sold or experiences an other-than-temporary decline in fair value (see Note 2). The fair market value of these securities was $1,537 at March 31, 2009. All of our derivatives are Level 2 (see Note 6).

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. FAS 160 is effective for fiscal years beginning after December 15, 2008. We have adopted FAS 160 and its required reclassifications and disclosures have been made in our financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have adopted FAS 161, which has increased quarterly and annual disclosures but did not have an impact on our financial position and results of operations (see Note 6).

Valuation and Other Adjustments In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits,” (FAS 112) we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At March 31, 2009, we had severance accruals under FAS 112 of $504. At December 31, 2008, we had severance accruals of $752.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Included in the current liabilities reported on our consolidated balance sheet are accruals established prior to 2009 under Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (EITF 95-3). The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation (BellSouth) and Dobson Communications Corporation. Following is a summary of the accruals recorded under EITF 95-3 at December 31, 2008, cash payments made during 2009 and the adjustments thereto.

	12/31/08	Cash	Adjustments	3/31/09
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$140	$(84)	$(24)	$32
Pension and postemployment benefit plans	103	(2)	-	101
Lease terminations	387	(19)	(5)	363
Equipment removal and other related costs	88	(32)	(9)	47
Total	$718	$(137)	$(38)	$543

New Accounting Standards

FSP FAS 141(R)-1  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations,” to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective immediately, and its impact will vary with each future acquisition.

In April 2009, the FASB issued three staff positions on fair value:

FSP FAS 107-1 and APB 28-1  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB 28), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

FSP FAS 157-4  FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with FAS 157 for lightly-traded investments. This FSP also includes guidance on identifying circumstances that indicate apparently comparable market transactions do not represent independent fair value.

FSP FAS 115-2 and FAS 124-2  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and changes the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

All three of these FSPs will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted for periods ending after March 15, 2009. We are currently evaluating the impact these FASB Staff Positions will have on our financial position and results of operations.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2009 and 2008 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income:

	Three months ended
	March 31,
	2009	2008
Net income	$3,201	$3,519
Other comprehensive income, net of tax:
Foreign currency translation adjustment (includes $7 and $(12) attributable to noncontrolling interest), net of taxes of $(20) and $43	(35)	78
Net unrealized gains (losses) on securities:
Unrealized gains (losses), net of taxes of $(51) and $(49)	(90)	(90)
Less reclassification adjustment realized in net income, net of taxes of $44 and $(27)	77	(50)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net of taxes of $74 and $(43)	146	(78)
Unrealized gain (loss) on rate locks, net of taxes of $22	38	-
Reclassification adjustment for losses on cash flow hedges included in net income, net of taxes of $3 and $2	3	4
Defined benefit postretirement plans:
Amortization of net actuarial (gain) loss and prior service benefit included in net income, net of taxes of $32 and $(15)	57	(28)
Other	(1)	-
Other comprehensive income (loss)	195	(164)
Less: Total comprehensive income attributable to the noncontrolling interest	(68)	(70)
Total Comprehensive Income Attributable to AT&T	$3,328	$3,285

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the first quarter 2009 and 2008 are shown in the table below:

	Three months ended
	March 31,
	2009	2008
Numerators
Numerator for basic earnings per share:
Net income attributable to AT&T	$3,126	$3,461
Dilutive potential common shares:
Other stock-based compensation	3	2
Numerator for diluted earnings per share	$3,129	$3,463
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,896	5,997
Dilutive potential common shares:
Stock options	2	14
Other stock-based compensation	24	22
Denominator for diluted earnings per share	5,922	6,033
Basic earnings per share	$0.53	$0.58
Diluted earnings per share	$0.53	$0.57

At March 31, 2009 and 2008, we had issued and outstanding options to purchase approximately 193 and 223 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 178 and 116 million shares exceeded the average market price of AT&T stock for the first quarter 2009 and 2008. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2009, the exercise price of 16 million share options was below market price.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, operating expenses (depreciation or non-depreciation) and equity income for each segment. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising solutions and (4) other.

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and satellite television services through our agency arrangements.

The advertising solutions segment publishes Yellow and White Pages directories and sells advertising in various media, including directory and Internet-based advertising, and local search. Results for this segment are shown under the amortization method, which means that revenues and direct expenses are recognized ratably over the life of the directory title, typically 12 months.

The other segment includes results from Sterling Commerce Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the other segment are impacts of management decisions affecting the company for which management does not evaluate the individual operating segments.

In the following tables, we show how our segment results are reconciled to our consolidated results reported in accordance with GAAP. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net. This column also eliminates any intercompany transactions included in each segment’s results.

Segment assets for the three months ended March 31, 2009 are materially unchanged from the year ended December 31, 2008 with the exception of other segment assets. Our other segment assets totaled $10,734, which increased $2,032, or 23.4%, primarily due to an increase in cash.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$12,838	$16,114	$1,249	$370	$-	$30,571
Intersegment revenues	22	564	20	67	(673)	-
Total segment operating revenues	12,860	16,678	1,269	437	(673)	30,571
Operations and support expenses	8,085	11,297	749	490	(673)	19,948
Depreciation and amortization expenses	1,434	3,240	176	36	-	4,886
Total segment operating expenses	9,519	14,537	925	526	(673)	24,834
Segment operating income (loss)	3,341	2,141	344	(89)	-	5,737
Interest expense	-	-	-	-	849	849
Equity in net income of affiliates	-	4	-	133	-	137
Other income (expense) – net	-	-	-	-	(15)	(15)
Segment income before income taxes	$3,341	$2,145	$344	$44	$(864)	$5,010

For the three months ended March 31, 2008
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$11,785	$17,087	$1,398	$474	$-	$30,744
Intersegment revenues	40	537	19	70	(666)	-
Total segment operating revenues	11,825	17,624	1,417	544	(666)	30,744
Operations and support expenses	7,389	11,493	787	859	(667)	19,861
Depreciation and amortization expenses	1,480	3,181	212	29	1	4,903
Total segment operating expenses	8,869	14,674	999	888	(666)	24,764
Segment operating income (loss)	2,956	2,950	418	(344)	-	5,980
Interest expense	-	-	-	-	865	865
Equity in net income of affiliates	2	6	-	235	-	243
Other income (expense) – net	-	-	-	-	91	91
Segment income before income taxes	$2,958	$2,956	$418	$(109)	$(774)	$5,449

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2009.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the following table, gains are denoted with parentheses and losses are not. A portion of these expenses are effectively capitalized as part of the benefit load on internal construction and capital expenditures, historically averaging approximately 10%.

	Three months ended
	March 31,
	2009	2008
Pension (benefit) cost:
Service cost – benefits earned during the period	$272	$293
Interest cost on projected benefit obligation	845	830
Expected return on assets	(1,140)	(1,400)
Amortization of prior service cost	27	33
Recognized actuarial loss	166	2
Net pension (benefit) cost	$170	$(242)

Postretirement benefits cost:
Service cost – benefits earned during the period	$88	$107
Interest cost on accumulated postretirement
benefit obligation	630	636
Expected return on assets	(239)	(332)
Amortization of prior service benefit	(90)	(90)
Postretirement benefits cost	$389	$321

Combined net pension and postretirement cost	$559	$79

Our combined net pension and postretirement cost increased $480 in the first quarter of 2009. The increase was due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses in 2008. As allowed under GAAP, we use a method in which gains and losses are amortized only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets (MRVA). Under GAAP, the expected long-term rate of return is calculated on the MRVA. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of up to five years. However, we use a methodology, allowed under GAAP, under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. The use of this policy increased pre-capitalization pension and postretirement cost by approximately $400 in the first quarter of 2009. This methodology did not have a significant effect on our 2008 combined net pension and postretirement benefits.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $1 in the first quarter of 2009 and $4 in the first quarter of 2008.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $42 in the first quarter of 2009 and $45 in the first quarter of 2008, of which $35 was interest cost and $3 was service cost for both quarters.

NOTE 6. FAIR VALUE OF DERIVATIVE INSTRUMENTS

We use interest rate swaps, interest rate forward contracts and foreign currency exchange contracts to manage our market risk changes in interest rates and foreign exchange rates. We do not use financial instruments for trading or speculative purposes. The majority of our derivatives are designated as fair value hedges or cash flow hedges. Certain of our foreign exchange contracts are not designated as hedging instruments under FAS 133.

Fair Value Hedging  We designate our fixed-to-floating interest rates swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. Changes in the fair value of the interest rate swap offset changes in the fair value of the fixed-rate notes payable due to changes in the designated benchmark interest rate and are recognized in interest expense. This agreement involves the receipt of fixed rate amounts for floating interest rate payments over the life of the agreement without exchange of the underlying principal amount.

Cash Flow Hedging  For designated derivative instruments, the effective portion is reported as a component of OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on ineffective portion is recognized in earnings in each current period.

We designate our combined interest rate foreign currency swap agreements (cross-currency swaps). We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro- and British pound sterling-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each period. In the period ending March 31, 2009, no material ineffectiveness was measured.

Periodically we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. As of March 31, 2009, we had utilized all outstanding interest rate locks. Gains and losses at the time we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the period ending March 31, 2009, no material ineffectiveness was measured. Over the next 12 months, we expect to reclassify $21 from OCI to interest expense due to the amortization of net losses on historical rate locks.

The balance of the derivative loss in accumulated other comprehensive income was $296 at March 31, 2009 and $483 at December 31, 2008.

Derivatives not Designated as Hedging Instruments  We enter into foreign exchange contracts to manage our exposure to changes in currency exchange rates related to foreign currency-denominated transactions. We choose not to designate these derivatives as hedging instruments under FAS 133 primarily because of their relative size (individually and in the aggregate), frequency in occurrence, and duration (usually less than one year).

Collateral and Credit-Risk Contingency  We have entered into agreements with most of our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2009 we had $127 net collateral posted ($137 deposit asset on derivatives with fair value of $(708) less $10 receipt liability). Under the agreements, if our credit rating had been downgraded one rating level, we would have been required to post an additional $200.

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the size and value of our outstanding derivative positions:

Volume of Derivative Activity
	3/31/09
	Notional Value	Fair Value

Interest rate swaps	$5,750	$$505
Cross-currency swaps	4,774	$(913)
Foreign exchange contracts	225	$5

Following are our derivative instruments and their related hedged items affecting our financial position and performance:

Fair Value of Derivatives in Consolidated Balance Sheet
3/31/09
Asset Derivatives
Derivatives designated as hedging instruments under Statement 133

Other assets & accounts receivable – interest rate swaps	$505
Total	$505

Derivatives not designated as hedging instruments under Statement 133

Other current assets – foreign exchange contracts	$5

Liability Derivatives
Derivatives designated as hedging instruments under Statement 133

Other Non-current liabilities	913
Total	$913

Derivatives not designated as hedging instruments under Statement 133

Other current liabilities – foreign exchange contracts	$-

AT&T INC.
MARCH 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Effect of Derivatives on the Income Statement
3/31/09
Derivatives in Statement 133 Fair Value Hedging Relationships

Interest income (expense)
Gain/(Loss) on swap – interest rate swaps	$(59)
Gain/(Loss) on long-term debt – interest rate swaps	59

Derivatives in Statement 133 Cash Flows Value Hedging Relationships Interest Rate Swaps (Effective Portion)

Interest rate locks
Interest income (expense) recognized in OCI	$60
Interest income (expense) reclassified from OCI into income	(6)

Cross-currency swaps
Other income (expense) recognized in OCI	220
Gain/(Loss) reclassified from OCI into Income	-

Derivatives not designated as hedging instruments under Statement 133

Other income – foreign exchange contracts	$10

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally providing telecommunications services and equipment as well as directory advertising and publishing services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2009 and 2008 are summarized as follows:

	First Quarter
			Percent
	2009	2008	Change
Operating Revenues	$30,571	$30,744	(0.6)%
Operating expenses
Cost of sales	12,242	11,995	2.1
Selling, general and administrative	7,706	7,866	(2.0)
Depreciation and amortization	4,886	4,903	(0.3)
Total Operating Expenses	24,834	24,764	0.3
Operating income	5,737	5,980	(4.1)
Income before income taxes	5,010	5,449	(8.1)
Net Income Attributable to AT&T	$3,126	$3,461	(9.7)%

Overview
Operating income Our operating income decreased $243, or 4.1%, in the first quarter of 2009, primarily due to the continued decline in voice revenues along with an increase in pension and other postemployment benefits (OPEB) expense, partially offset by growth in wireless service revenues. Operating income also decreased in part due to higher cost of sales in our wireless segment mainly attributed to the sales of the Apple iPhone 3G introduced in the middle of 2008. These factors resulted in a decrease in our operating income margin from 19.5% to 18.8% in the first quarter 2009 as compared to the same period last year.

Operating revenues  Our operating revenues decreased $173, or 0.6%, in the first quarter of 2009, primarily due to a decline in voice revenues of $1,187 along with declines in directory and other revenue of $149 and $156, respectively. These declines were largely offset by an increase in wireless service revenue of $1,041 due to continuing growth in wireless subscribers, and an increase in data revenues of $278 largely due to U-verse and broadband growth.

The decline in our voice revenues reflects continuing economic pressures on our consumer and business wireline customers. Our retail access lines continued to decline as customers disconnected both primary and additional landlines and switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenues should the customer choose us as their wireless provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of sales expenses increased $247, or 2.1%, in the first quarter of 2009, reflecting higher wireless equipment costs driven by the continued success of the Apple iPhone 3G. Also contributing to the higher cost of sales was an increase in pension and OPEB expense due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses in 2008. These increases were partially offset by force reductions, lower equipment sales costs for traditional equipment sales as well as a decrease in expenses due to the renegotiation of our agreement with Yahoo! and lower volumes for usage-based services.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $160, or 2.0%, in the first quarter of 2009, primarily due to a charge in first quarter 2008 associated with an announced workforce reduction. Expenses also decreased due to force reductions in 2009. This decline was mostly offset by an increase in Pension/OPEB expense and higher residuals and upgrade commissions expenses associated with the Apple iPhone 3G. Also offsetting the decline were higher customer service costs due to wireless subscriber growth along with increased support for data services and integrated devices.

Depreciation and amortization expense decreased $17, or 0.3%, in the first quarter of 2009. Depreciation and amortization remained relatively stable as the declining amortization of identifiable intangible assets, primarily customer relationships, was offset by increased depreciation resulting from capital additions.

Interest expense decreased $16, or 1.8%, in the first quarter of 2009. Interest expense remained relatively unchanged with a decrease in our weighted average interest rate and higher interest charged during construction offset by an increase in our average debt balances. Future interest expense will continue to reflect increased interest during construction related to preparing wireless spectrum for advanced services.

Equity in net income of affiliates decreased $106, or 43.6%, in the first quarter of 2009 primarily due to foreign currency translation losses at América Móvil, S.A. de C.V. (América Móvil), Télefonos de Mexico, S.A. de C.V. (Telmex) and Telmex Internacional, S.A.B. de C.V. (Telmex Internacional).

Other income (expense) – net  We had other expense of $15 in the first quarter of 2009 and $91 income for the first quarter of 2008. Results primarily included expenses of $102 related to asset impairment of investments under independent management that support certain benefit plans, partially offset by $58 gains on sales of a professional services business and Yahoo! shares, $13 interest income and $12 dividend and leveraged lease income. Results in the first quarter of 2008 consisted of a net gain on the sale of cost investments, interest income and other non-strategic investment activity.

Income taxes decreased $121, or 6.3%, in the first quarter of 2009. The decrease in income taxes in the first quarter was primarily due to lower income before income taxes. Our effective tax rate was 36.1% compared to 35.4% for the same period in 2008. The increase in our effective tax rate in 2009 was due to nonrecurring state income tax benefits and adjustments recorded in first quarter 2008.

Selected Financial and Operating Data
	March 31
	2009	2008
Wireless customers (000)	78,232	71,367
Consumer revenue connections (000) [1,2]	46,847	49,340
Network access lines in service (000) [2]	53,992	60,415
Broadband connections (000) [2,3,7]	16,736	15,419
Video connections (000) [4]	3,534	2,611
Debt ratio [5,7]	43.2%	39.5%
Ratio of earnings to fixed charges [6,7]	4.7	5.6
Number of AT&T employees	294,600	310,070
[1]	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
[2]	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
[3]	Broadband connections include DSL (including U-verse high-speed Internet access), satellite broadband and 3G LaptopConnect cards.
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections of 1,329 in 2009 and 379 in 2008.
[5]	See our “Liquidity and Capital Resources” section for discussion.
[6]	See Exhibit 12.
7	Prior year amounts restated to conform to current period reporting methodology.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Segment Results

Our segments represent strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, expenses (depreciation or non-depreciation) and equity income for each segment. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising solutions and (4) other.

The wireless segment provides wireless voice and advanced data communications services.

The wireline segment provides landline voice and data communications services, managed networking to business customers, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and satellite television services through our agency arrangements.

The advertising solutions segment publishes Yellow and White Pages directories and sells advertising in various media, including directory and Internet-based advertising, and local search.

The other segment includes results from Sterling Commerce Inc. (Sterling), customer information services and all corporate and other operations. The other segment includes our portion of the results from our international equity investments. Also included in the other segment are impacts of management decisions affecting the company for which management does not evaluate the individual operating segments.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	First Quarter
			Percent
	2009	2008	Change
Segment operating revenues
Service	$11,668	$10,645	9.6%
Equipment	1,192	1,180	1.0
Total Segment Operating Revenues	12,860	11,825	8.8
Segment operating expenses
Operations and support	8,085	7,389	9.4
Depreciation and amortization	1,434	1,480	(3.1)
Total Segment Operating Expenses	9,519	8,869	7.3
Segment Operating Income	3,341	2,956	13.0
Equity in Net Income of Affiliates	-	2	-
Segment Income	$3,341	$2,958	12.9%

Operating Income and Margin Trends
Our wireless segment operating income increased $385, or 13.0%, in the first quarter of 2009, reflecting an increase in our customer base. With regard to our postpaid customer base in particular, we are continuing to realize the benefits from our Apple iPhone 3G customers in the form of higher average customer revenues.

Our wireless segment operating income margin was 26.0% in the first quarter of 2009, compared to 25.0% in 2008. The higher margin was primarily due to revenue growth of $1,035, or 8.8%, partially offset by increased operating expenses of $650, or 7.3%. The majority of the improvement in our results was due to the increase in our customer base of 6.9 million since March 31, 2008. This increase includes 182,000 related to our acquisition of Edge Wireless, LLC in April 2008. As of March 31, 2009, we served 78.2 million wireless customers. Contributing to our customer base increase was improvement in the customer turnover (churn) rate. Wireless operating margins were pressured by higher costs of equipment, selling, general and administrative expenses due in part to strong sales of advanced integrated devices including the Apple iPhone 3G.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Average service revenue per user/customer (ARPU) in the first quarter of 2009 remained consistent with the first quarter of 2008. Data services ARPU grew 26.3% in the first quarter of 2009, offset by a decline in voice service ARPU of 7.4%. We expect continued growth from data services as more customers purchase advanced integrated devices, such as the Apple iPhone 3G, and laptop cards and as our third-generation network continues to expand. The decline in voice service ARPU is the result of a decrease in postpaid voice overage charges and international long distance; increases in our reseller customers, which have lower ARPU than traditional postpaid customers; lower roaming revenues due to in part acquisitions and ongoing rate negotiations as part of roaming cost savings initiatives as well as overall lower roaming volumes; slowing international growth and lower regulatory cost recovery charges. We expect continued pressure on voice service ARPU.

Our total churn rate decreased to 1.6% in the first quarter of 2009 from 1.7% in the first quarter of 2008. Our postpaid churn rate remained stable at 1.2% for both periods.

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,023, or 9.6%, in the first quarter of 2009. The increase in service revenues primarily consisted of:
•
Data revenue increases of $884, or 38.6%, primarily due to the increased number of data users and an increase in data ARPU of 26.3%. Data revenue growth was primarily driven by strong increases in wireless internet access, messaging, e-mail and data access revenues. This primarily resulted from increased use of more advanced integrated devices, including the Apple iPhone 3G, which can provide for the data services previously mentioned. Data service revenues represented 27.2% of wireless service revenues, up from 21.5% in the first quarter of 2008.

•	Voice and other revenue increases of $139, or 1.7%, primarily due to an increase in the average number of wireless customers of 9.8%, partially offset by a decline in voice ARPU of 7.4%.

Equipment revenues increased $12, or 1.0%, in the first quarter of 2009. The marginal increase was due to higher handset revenues reflecting a greater proportion of customer gross additions and upgrades to more advanced integrated devices than in prior periods.

Operations and support expenses increased $696 or 9.4%, in the first quarter of 2009. The $696 increase is primarily due to higher equipment costs of $250, Interconnect, USF and network systems expenses of $160, upgrade commission and residual expenses of $147 due to higher handset upgrade activity and customer service costs of $131. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers.

Depreciation and amortization expenses decreased $46, or 3.1%, in the first quarter of 2009. Amortization expense decreased $124 or 21.8%, in the first quarter primarily due to lower amortization of intangibles related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases. These decreases in amortization were slightly offset by the amortization of intangibles related to our acquisition of Dobson Communications Corporation and other 2008 acquisitions.

Depreciation expense increased $78, or 8.6%, in the first quarter of 2009 primarily due to increased expense related to ongoing capital spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	First Quarter
			Percent
	2009	2008	Change
Segment operating revenues
Voice	$8,708	$9,919	(12.2)%
Data	6,536	6,205	5.3
Other	1,434	1,500	(4.4)
Total Segment Operating Revenues	16,678	17,624	(5.4)
Segment operating expenses
Operations and support	11,297	11,493	(1.7)
Depreciation and amortization	3,240	3,181	1.9
Total Segment Operating Expenses	14,537	14,674	(0.9)
Segment Operating Income	2,141	2,950	(27.4)
Equity in Net Income of Affiliates	4	6	(33.3)
Segment Income	$2,145	$2,956	(27.4)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $809, or 27.4%, in the first quarter of 2009. Our wireline segment operating income margin decreased in the first quarter from 16.7% in 2008 to 12.8% in 2009. Operating income continued to be pressured by access line declines due to economic pressures on our consumer and business wireline customers and increased competition, as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, including VoIP and video. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment voice revenue was partially offset by continued growth in data revenue. Also contributing to pressure on our operating margins was increased Pension/OPEB expenses in 2009.

Operating Results
Voice revenues decreased $1,211, or 12.2%, in the first quarter of 2009 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $632, or 10.8%. The decrease was driven primarily by a decline of $501 attributable to a decline in access lines and by a decline in revenues from AT&T Corp. (ATTC) mass-market customers of approximately $40. We expect our local voice revenue to continue to be negatively affected by the slowing economy and increased competition from alternative technologies.

•
Long-distance revenues decreased $517, or 14.2%. The decrease was primarily due to lower demand for long-distance service from global and consumer customers which decreased revenues $369 and expected declines in the number of ATTC’s mass-market customers, which decreased revenues $148.

•	Local wholesale revenues decreased $62, or 15.4%. The decrease was primarily due to declining number of Unbundled Network Element-Platform (UNE-P) lines sold to competitive providers.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $331, or 5.3%, in the first quarter of 2009. Data revenues accounted for approximately 39% of wireline operating revenues in the first quarter of 2009 and 35% in the first quarter of 2008. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $430, or 16.4%, primarily due to growth in consumer and business broadband, virtual private networks (VPN) and managed Internet services. IP data services, such as U-verse video and Managed Internet Services, increased approximately $230. VPN increased approximately $119. Broadband high-speed Internet access increased IP data revenues approximately $76 primarily due to increased connections. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Traditional circuit-based services which include frame relay, asynchronous transfer mode and managed packet services, decreased $119, or 17.4%. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues decreased $66, or 4.4%, in the first quarter of 2009. Integration services and customer premises equipment (CPE), government-related services and managed services account for more than 58% of total other revenue for both periods. Managed services increased $69 due to ongoing agreements. Revenue from equipment sales and related network integration decreased by $117 primarily related to CPE.

Operation and support expenses decreased $196, or 1.7%, in the first quarter of 2009. Operation and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes. Operation and support expenses also include provision for uncollectible accounts; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The major decrease was due to a $306 decline in expenses primarily due to the renegotiation of our agreement with Yahoo!, international long-distance costs related to lower international long-distance revenues, and lower volume of calls from ATTC’s declining national mass-market customer base. Other cost decreases included CPE of $150, force decreases (net of wage increases), of $135, contract services of $95 and overtime reduction of $66.

Partially offsetting these decreases was an increase in Pension/OPEB of $439 due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses.

Depreciation and amortization expenses increased $59, or 1.9%, in the first quarter. Depreciation increased $99 partially offset by a $40 decrease in intangible amortization.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wired Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2009 and 2008 are shown below and access line trends are addressed throughout this segment discussion.

(in 000s)
	Actual	Actual
	March 31,	March 31,	% Increase
	2009	2008	(Decrease)
Switched Access Lines [1]
Retail Consumer	29,575	34,178	(13.5)%
Retail Business [2]	21,364	22,632	(5.6)
Retail Subtotal [2]	50,939	56,810	(10.3)
Percent of total switched access lines	94.3%	94.0%

Sold to ATTC	133	164	(18.9)
Sold to other CLECs [2,3]	2,813	3,258	(13.7)
Wholesale Subtotal [2]	2,946	3,422	(13.9)
Percent of total switched access lines	5.5%	5.7%

Payphone (Retail and Wholesale) [4]	107	183	(41.5)
Percent of total switched access lines	0.2%	0.3%

Total Switched Access Lines	53,992	60,415	(10.6)%

Total Retail Consumer Voice Connections [7]	29,969	34,182	(12.3)%

Total Wired Broadband Connections [5]	15,436	14,647	5.4%

Satellite service [6]	2,205	2,232	(1.2)%
U-verse video	1,329	379	-
Video Connections	3,534	2,611	35.4%
[1] Represents access lines served by AT&T’s ILECs and affiliates.
[2] Prior period amounts restated to conform to current period reporting methodology.
[3] Competitive local exchange carriers (CLECs).
[4] Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
[5] Total wired broadband connections include DSL (including U-verse high-speed Internet access) and satellite broadband.
[6] Satellite service includes connections under our agency and resale agreements.
[7] Includes consumer U-verse Voice over IP connections.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising Solutions
Segment Results
	First Quarter
			Percent
	2009	2008	Change
Total Segment Operating Revenues	$1,269	$1,417	(10.4)%
Segment operating expenses
Operations and support	749	787	(4.8)
Depreciation and amortization	176	212	(17.0)
Total Segment Operating Expenses	925	999	(7.4)
Segment Income	$344	$418	(17.7)%

Operating Results
Our advertising solutions operating income margin was 27.1% in the first quarter of 2009, compared to 29.5% in the first quarter of 2008.

Operating revenues decreased $148, or 10.4%, in the first quarter largely driven by continuing declines in print revenue of $161 as customers reduced or eliminated print ad purchases due to the slowing economy. Sales agency revenue also declined, primarily due to the sale of a sales agency business of $23. This decrease was partially offset by increased Internet revenue of $35 as some customers shifted from print ads.

Operating expenses decreased $74, or 7.4%, in the first quarter largely driven by decreased depreciation and amortization of $36, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth acquisition, and decreases in product related expenses of $33, pimarily due to the sale of a sales agency business of approximately $21. These expense decreases were partially offset by increased employee and YELLOWPAGES.COM expansion costs.

Other
Segment Results
	First Quarter
			Percent
	2009	2008	Change
Total Segment Operating Revenues	$437	$544	(19.7)%
Total Segment Operating Expenses	526	888	(40.8)
Segment Operating Income (Loss)	(89)	(344)	(74.1)
Equity in Net Income of Affiliates	133	235	(43.4)
Segment Income (Loss)	$44	$(109)	-

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues decreased $107, or 19.7%, in the first quarter 2009 primarily due to reduced revenues from our operator services and our retail payphone operations. We are in the process of ending our retail payphone operations.

Segment operating expenses decreased $362, or 40.8%, in the first quarter of 2009 primarily due to 2008 workforce charges. The workforce reductions, primarily employees in non-customer facing areas of the business are a result of the restructure of our operations from a collection of regional companies to a single national approach.

AT&T INC.
MARCH 31, 2009

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

	First Quarter
	2009	2008
América Móvil	$101	$138
Telmex	17	97
Telmex Internacional	17	-
Other	(2)	-
Other Segment Equity in Net Income of Affiliates	$133	$235

Equity in net income of affiliates decreased $102 primarily due to foreign currency translation losses at América Móvil, S.A. de C.V. (América Móvil) and Télefonos de Mexico, S.A. de C.V. (Telmex). Results for Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) were included in Telmex for the first quarter of 2008.

OTHER BUSINESS MATTERS

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal and in August 2008, the court denied our request. A trial on the appropriate remedy has been set for February 1, 2010. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

U-verse Services  We are continuing to expand our deployment of U-verse high-speed broadband and TV services. As of March 31, 2009, we have passed approximately 18 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 71 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each as we continue to monitor these systems. In these expansions, we expect to continue to use contracted outside labor in addition to our employees as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

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
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

NSA Litigation  There are 24 pending lawsuits that allege that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs allege that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs seek damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the Motions to Dismiss of both parties

We and the U.S. Government filed interlocutory appeals. The case was argued before a panel of the U.S. Court of Appeals for the Ninth Circuit in August 2007. In August 2008, the court remanded the case to the district court without deciding the issue in light of the passage of the FISA (Foreign Intelligence Surveillance Act) Amendments Act, discussed below.

In July 2008, the President signed into law, the FISA Amendments Act of 2008 (the Act), a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive, or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the court to dismiss all of the lawsuits pending against the telecommunications companies. In October 2008, the plaintiffs filed an opposition to the certification and motion to dismiss arguing that the Act is unconstitutional and, alternatively, that the Government failed to meet its burden of justifying dismissal. The court heard argument on the Government’s motion to dismiss on December 2, 2008. We are awaiting the court’s decision. We believe that the immunity provision is constitutional, that the Government has met its burden of proof and that the lawsuits pending against us will eventually be dismissed.

In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed the day after the Act was signed by the President. That case has been referred to the Joint Panel on Multidistrict Litigation, which has conditionally transferred the case to the Northern District of California, the court referred to above that is considering the Attorney General’s certification and motion to dismiss. In January 2009, the transfer order was filed in the MDL docket, giving the Northern District of California jurisdiction over the case. In March 2009, we and the Government filed Motions to Dismiss this lawsuit.

Management believes these actions are without merit and intends to defend these matters vigorously.

Labor Contracts  Contracts covering approximately 80,000 collectively-bargained wireline employees expired in early April 2009. The Company and the employees’ union are continuing to negotiate new contracts. In the absence of an effective contract, the union is entitled to call a work stoppage.

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. Where appropriate, we are pursuing additional legislative and regulatory measures to reduce regulatory burdens that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. We are participating in regulatory proceedings that could result in new or different regulatory requirements, such as in areas relating to the provisions of broadband and special access services. We also are supporting efforts to update and improve regulatory treatment for retail services. Passage of legislation is uncertain and depends on many factors.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our wireless operations operate in robust competitive markets, but are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. Additionally, we have noted our opposition to proposals to impose “net neutrality” open access regulation on wireless providers and to prohibit wireless providers from entering into exclusive arrangements with handset manufacturers. It is widely recognized that the wireless industry in the United States is characterized by innovation, differentiation, declining prices and extensive competition among handset manufacturers, service providers and applications. For this reason, additional broadband regulation and new wholesale requirements would be unnecessary and counterproductive.

Federal Regulation
Wireless Spectrum Auction In March 2008, the FCC announced that we were the winning bidder of 227 B Block 700 MHz Band wireless spectrum licenses in an auction conducted by the FCC. The FCC granted the licenses on January 6, 2009. We will use this spectrum as we build out our network for next generation wireless services.

ACCOUNTING POLICIES AND STANDARDS

FSP FAS 141(R)-1  In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141(R)-1). FSP FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations,” to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective immediately, and its impact will vary with each future acquisition.

In April 2009, the FASB issued three staff positions on fair value:

FSP FAS 107-1 and APB 28-1  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (FAS 107), and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB 28), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

FSP FAS 157-4  FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) for lightly-traded investments. This FSP also includes guidance on identifying circumstances that indicate apparently comparable market transactions do not represent independent fair value.

FSP FAS 115-2 and FAS 124-2  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and changes the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

All three of these FSPs will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption being permitted for periods ending after March 15, 2009. We are currently evaluating the impact these FASB Staff Positions will have on our financial position and results of operations.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $3,812 in cash and cash equivalents available at March 31, 2009. Cash and cash equivalents included cash of $643 and money market funds and other cash equivalents of $3,169. In the first quarter of 2009, cash inflow was primarily provided by cash receipts from operations, the issuance of long-term debt and dispositions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first quarter of 2009, cash provided by operating activities was $7,915 compared to $4,957 in the first quarter of 2008. Our operating cash flow reflects decreased tax payments of $2,793.

The IRS has indicated that in second quarter they will issue their final Revenue Agent's Report (RAR) as a result of their completion of examination procedures pertaining to our 2003 through 2005 income tax returns. It is expected that this RAR will assess additional taxes related primarily to the timing of certain deductions related to our network assets. We expect to make a deposit of $650 to reduce the accrual of interest while we continue to work with the IRS to resolve any contested issues.

Cash Used in or Provided by Investing Activities
In the first quarter of 2009, cash used in investing activities consisted primarily of $3,173 for capital expenditures and $185 for interest during construction. Cash provided by investing activities included dispositions of $181, primarily related to a professional services business.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment increased 11% in the first three months, primarily for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures in the wireline segment, which represented 72% of our capital expenditures, decreased 28% in the first quarter.

We continue to expect that our 2009 capital expenditures, which include wireless network expansion and U-verse services, will be in the range of $17,000 to $18,000. We continue to expect to fund 2009 capital expenditures for our wireless and wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
We continue to fund our 2009 financing activities through long-term borrowings and cash from operations. Our financing activities included the repayment of debt and payment of dividends.

At March 31, 2009, we had $10,790 of debt maturing within one year, which included $10,756 of long-term debt maturities, $5 of commercial paper borrowings, and $29 of other borrowings. All commercial paper borrowings are due within 90 days. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first quarter of 2009, we received net proceeds of $5,450 from the issuance of long-term debt. Our long-term debt issuances were as follows:
•	$1,000 of 4.85% global notes due in 2014.
•	$2,250 of 5.80% global notes due in 2019.
•	$2,250 of 6.55% global notes due in 2039.

In the first quarter, we repaid $5,843 of debt, which consisted of $4,582 in repayments of commercial paper and other short-term borrowings and $1,261 of repayments of maturing long-term debt.

AT&T INC.
MARCH 31, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. Although we will evaluate additional share repurchases during the remainder of 2009 should the economic environment improve, over the course of the year we intend to focus on reducing debt.

We paid dividends of $2,416 in the first quarter of 2009 and $2,422 in the first quarter of 2008, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2008, which was more than offset by a decline in common shares outstanding due to our share repurchases in the first half of 2008. Dividends declared by our Board of Directors totaled $0.41 per share in the first quarter of 2009 and $0.40 per share in the first quarter of 2008. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2009, our debt ratio was 43.2% compared to 39.5% at March 31, 2008 and 43.7% at December 31, 2008. The increased debt ratio from a year ago is due primarily to a decrease in stockholders' equity driven by a decrease in retirement plan funded status, and to a lesser extent, by an $859 increase in debt. The debt ratio is slightly down from December 31, 2008 due to a moderate decrease in debt, which fell $641, and a slight increase in stockholders' equity, which rose $945. The increased debt ratio also reflects the impact of our share repurchases in 2008. Equity in 2009 reflects our increased income and adjustments to other comprehensive income required under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We have a five-year $10,000 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,000 provided no event of default under the credit agreement has occurred. One of the participating banks is Lehman Brothers Bank, Inc., which recently declared bankruptcy. We expect that they will be unable to fund their current commitment of $535. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At March 31, 2009, we had no borrowings outstanding under this agreement.

In April 2009, we issued £750 ($1,107 equivalent) of 5.875% global notes due 2017 and £1,100 ($1,621 equivalent) of 7.0% global notes due 2040 for proceeds of approximately $2,711. Also in April 2009, we entered into fixed-to-fixed cross-currency swaps on those debt offerings to hedge our exposure to changes in foreign currency exchange rates. This hedge also includes interest rate swaps of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate.

AT&T INC.
MARCH 31, 2009

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2009, we had interest rate swaps with a notional value of $5,750 and a fair value of $505.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $4,774 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(913) at March 31, 2009.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2009.

AT&T INC.
MARCH 31, 2009

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers' ability to access financial markets.

•	Changes in available technology and the effects of such changes, including product substitutions and deployment costs.
•
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

•	The outcome of pending or threatened litigation, including patent claims by or against third parties.
•
The impact on our networks and business of major equipment failures, our inability to obtain equipment/software or have equipment/software serviced in a timely and cost-effective manner from suppliers, severe weather conditions, natural disasters, pandemics or terrorist attacks.

•	Our ability to successfully negotiate new collective bargaining contracts and the terms of those contracts.
•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
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
MARCH 31, 2009

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2009, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
On December 10, 2007, our Board of Directors authorized a new share repurchase plan of 400 million shares, which replaced our previous share repurchase authorization. This authorization represents approximately 6.6% of AT&T's shares outstanding at March 31, 2009, and expires at the end of 2009. During 2009, we repurchased 133 thousand shares at a cost of $3. We may continue to repurchase a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1(c) under the Securities Exchange Act of 1934. We will fund any share repurchases through a combination of cash from operations, borrowings dependent upon market conditions and cash from the disposition of certain non-strategic investments but anticipate concentrating on reducing debt levels rather than share repurchases in 2009.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2009 – February 28, 2009	133,334	$ 25.16	133,334	235,633,333
Total	133,334	$ 25.16	133,334	235,633,333
1 Average Price Paid per Share excludes transaction costs.

AT&T INC.
MARCH 31, 2009

Item 6. Exhibit

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-ww(i)	Amendment to AT&T Management Relocation Plan, dated November 20, 2008.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 6, 2009                                                                                                  /s/ Richard G. Lindner.
              Richard G. Lindner
                              Senior Executive Vice President
  and Chief Financial Officer