Form 10-Q
period 2009-08-05
AT&T INC.
filed 2009-08-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes [   ]   No [X]

At July 31, 2009, there were 5,900 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating Revenues
Wireless service	$11,960	$10,894	$23,606	$21,499
Voice	8,256	9,519	16,762	19,212
Data	6,307	6,054	12,557	12,026
Directory	1,211	1,383	2,460	2,781
Other	3,000	3,016	5,920	6,092
Total operating revenues	30,734	30,866	61,305	61,610
Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,478	11,897	24,720	23,892
Selling, general and administrative	7,847	7,444	15,553	15,310
Depreciation and amortization	4,903	4,958	9,789	9,861
Total operating expenses	25,228	24,299	50,062	49,063
Operating Income	5,506	6,567	11,243	12,547
Other Income (Expense)
Interest expense	(879)	(854)	(1,728)	(1,719)
Equity in net income of affiliates	231	212	368	455
Other income (expense) – net	31	29	16	120
Total other income (expense)	(617)	(613)	(1,344)	(1,144)
Income Before Income Taxes	4,889	5,954	9,899	11,403
Income taxes	1,613	2,111	3,422	4,041
Net Income	3,276	3,843	6,477	7,362
Less: Net Income Attributable to Noncontrolling Interest	(78)	(71)	(153)	(129)
Net Income Attributable to AT&T	$3,198	$3,772	$6,324	$7,233

Basic Earnings Per Share Attributable to AT&T	$0.54	$0.64	$1.07	$1.21
Diluted Earnings Per Share Attributable to AT&T	$0.54	$0.63	$1.07	$1.21
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	5,900	5,926	5,898	5,962
Dividends Declared Per Common Share	$0.410	$0.400	$0.820	$0.800
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$7,348	$1,792
Accounts receivable – net of allowances for
uncollectibles of $1,269 and $1,270	14,846	16,047
Prepaid expenses	1,786	1,538
Deferred income taxes	964	1,014
Other current assets	1,996	2,165
Total current assets	26,940	22,556
Property, plant and equipment	222,926	218,579
Less: accumulated depreciation and amortization	(124,697)	(119,491)
Property, Plant and Equipment – Net	98,229	99,088
Goodwill	71,691	71,829
Licenses	47,674	47,306
Customer Lists and Relationships – Net	8,682	10,582
Other Intangible Assets – Net	5,773	5,824
Investments in Equity Affiliates	2,749	2,332
Other Assets	6,180	5,728
Total Assets	$267,918	$265,245

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$10,155	$14,119
Accounts payable and accrued liabilities	18,046	20,032
Advanced billing and customer deposits	3,932	3,849
Accrued taxes	1,667	1,874
Dividends payable	2,419	2,416
Total current liabilities	36,219	42,290
Long-Term Debt	66,565	60,872
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	20,354	19,196
Postemployment benefit obligation	31,985	31,930
Other noncurrent liabilities	13,783	14,207
Total deferred credits and other noncurrent liabilities	66,122	65,333

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,637	91,728
Retained earnings	38,069	36,591
Treasury shares (at cost)	(21,284)	(21,410)
Accumulated other comprehensive loss	(16,308)	(17,057)
Noncontrolling interest	403	403
Total stockholders’ equity	99,012	96,750
Total Liabilities and Stockholders’ Equity	$267,918	$265,245
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Six months ended
	June 30,
	2009	2008
Operating Activities
Net income	$6,477	$7,362
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	9,789	9,861
Provision for uncollectible accounts	976	860
Deferred income tax expense	744	1,384
Net loss from impairment and sale of investments	74	-
Changes in operating assets and liabilities:
Accounts receivable	226	(776)
Other current assets	(105)	274
Accounts payable and accrued liabilities	(887)	(5,117)
Stock-based compensation tax benefit	-	(14)
Other - net	(1,492)	(329)
Total adjustments	9,325	6,143
Net Cash Provided by Operating Activities	15,802	13,505

Investing Activities
Construction and capital expenditures
Capital expenditures	(7,036)	(9,320)
Interest during construction	(368)	(257)
Acquisitions, net of cash acquired	(55)	(10,087)
Dispositions	199	623
Proceeds from sale of securities, net of investments	(21)	(73)
Other	38	41
Net Cash Used in Investing Activities	(7,243)	(19,073)

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less	(3,915)	6,590
Issuance of long-term debt	8,161	10,924
Repayment of long-term debt	(2,037)	(1,605)
Purchase of treasury shares	-	(6,077)
Issuance of treasury shares	4	310
Dividends paid	(4,834)	(4,802)
Stock-based compensation tax benefit	-	14
Other	(382)	(125)
Net Cash Provided by (Used in) Financing Activities	(3,003)	5,229
Net increase (decrease) in cash and cash equivalents	5,556	(339)
Cash and cash equivalents beginning of year	1,792	1,970
Cash and Cash Equivalents End of Period	$7,348	$1,631

Cash paid (refunded) during the six months ended June 30 for:
Interest	$2,219	$1,863
Income taxes, net of refunds	$2,295	$4,730
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Six months ended
	June 30, 2009
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,728
Issuance of shares		26
Share-based payments		(117)
Balance at end of period		$91,637

Retained Earnings
Balance at beginning of year		$36,591
Net income attributable to AT&T ($1.07 per diluted share)		6,324
Dividends to stockholders ($0.82 per share)		(4,837)
Other		(9)
Balance at end of period		$38,069

Treasury Shares
Balance at beginning of year	(602)	$(21,410)
Purchase of shares	-	-
Issuance of shares	7	126
Balance at end of period	(595)	$(21,284)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		$(17,057)
Other comprehensive income (see Note 2)		749
Balance at end of period		$(16,308)

Noncontrolling interest at beginning of year		$403
Net income		153
Distributions		(145)
Translation adjustments		(8)
Noncontrolling interest at end of period		$403

Total stockholders equity as of December 31, 2008		$96,750
Changes attributable to AT&T stockholders		2,262
Changes attributable to noncontrolling interest		-
Total stockholders equity as of June 30, 2009		$99,012
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2009

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

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally, providing wireless and wireline communications services and equipment, managed networking, wholesale services and advertising solutions.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling interests held by parties other than the parent in subsidiaries to be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. For us, FAS 160 became effective January 1, 2009, with restatement of prior financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1), FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), and FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). These staff positions require enhanced disclosures on financial instruments, and are effective for interim and annual reporting periods beginning in our second quarter and have increased quarterly disclosures but did not have an impact on our financial position and results of operations (see Note 6).

Valuation and Other Adjustments In accordance with Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” (FAS 112), we establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. At June 30, 2009, we had severance accruals under FAS 112 of $400. At December 31, 2008, we had severance accruals of $752.

AT&T INC.
JUNE 30, 2009

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

	12/31/08	Cash	Adjustments	6/30/09
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$140	$(89)	$(23)	$28
Pension and postemployment benefit plans	103	(3)	-	100
Lease terminations	387	(37)	(11)	339
Equipment removal and other related costs	88	(36)	(10)	42
Total	$718	$(165)	$(44)	$509

New Accounting Standards

FAS 165  In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 5, 2009.

FAS 166  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 140), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

FAS 167  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2009 and 2008 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate forward contracts.

Following is our comprehensive income with the respective tax impacts for the three months and six months periods ending June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$3,276	$3,843	$6,477	$7,362
Other comprehensive income, net of tax:
Foreign currency translation adjustment (includes $1, $8, $8 and $(4) attributable to noncontrolling interest), net of taxes of $63, $17, $44 and $60	119	31	84	109
Net unrealized gains (losses) on securities:
Unrealized gains (losses), net of taxes of $63, $14, $15 and $(35)	119	26	29	(64)
Less reclassification adjustment realized in net income, net of taxes of $0, $19, $41 and $(9)	-	34	77	(16)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net of taxes of $121, $(10), $195 and $(52)	222	(18)	368	(96)
Unrealized gain (loss) on rate locks, net of taxes of $7, $(2), $29 and $(2)	12	(3)	50	(3)
Reclassification adjustment for losses on cash flow hedges included in net income, net of taxes of $1, $3, $4 and $4	4	5	7	9
Defined benefit postretirement plans:
Amortization of net actuarial (gain) loss and prior service benefit included in net income, net of taxes of $37, $(17), $67 and $(33)	69	(31)	126	(59)
Other	1	-	-	-
Other comprehensive income (loss)	546	44	741	(120)
Less: Total comprehensive income attributable to the noncontrolling interest	(77)	(63)	(145)	(133)
Total Comprehensive IncomeAttributable to AT&T	$3,745	$3,824	$7,073	$7,109

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and six months ended June 30, 2009 and 2008 are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerators
Numerator for basic earnings per share:
Net income attributable to AT&T	$3,198	$3,772	$6,324	$7,233
Dilutive potential common shares:
Other stock-based compensation	2	2	5	4
Numerator for diluted earnings per share	$3,200	$3,774	$6,329	$7,237
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,900	5,926	5,898	5,962
Dilutive potential common shares:
Stock options	3	15	3	15
Other stock-based compensation	20	21	22	20
Denominator for diluted earnings per share	5,923	5,962	5,923	5,997
Basic earnings per share	$0.54	$0.64	$1.07	$1.21
Diluted earnings per share	$0.54	$0.63	$1.07	$1.21

At June 30, 2009, we had issued and outstanding options to purchase approximately 183 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 164 million shares in the second quarter and 171 million for the first six months were above the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At June 30, 2009, the exercise prices of 16 million share options were below market price.

At June 30, 2008, we had issued and outstanding options to purchase approximately 209 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 104 million shares in the second quarter and 110 million for the first six months were above the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At June 30, 2008, the exercise prices of 105 million share options were below market price.

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, operating expenses (depreciation and non-depreciation) and equity income for each segment. We make our capital allocations decisions primarily based on the network (wireless or wireline) providing services. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising solutions and (4) other.

The wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services.

The wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and managed networking to business customers. Additionally, we offer satellite television services through our agency arrangements.

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

In the following tables, we show how our segment results are reconciled to our consolidated results. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each operating segment. The Consolidation and Elimination column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net. This column also eliminates any intersegment transactions included in each segment’s results.

Segment assets for the six months ended June 30, 2009 are materially unchanged from the year ended December 31, 2008 with the exception of other segment assets. Our other segment assets totaled $14,671, which increased $5,969, or 68.6%, primarily due to an increase in cash.

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$13,222	$15,945	$1,211	$356	$-	$30,734
Intersegment revenues	23	581	20	68	(692)	-
Total segment operating revenues	13,245	16,526	1,231	424	(692)	30,734
Operations and support expenses	8,658	11,265	751	343	(692)	20,325
Depreciation and amortization expenses	1,436	3,258	166	43	-	4,903
Total segment operating expenses	10,094	14,523	917	386	(692)	25,228
Segment operating income	3,151	2,003	314	38	-	5,506
Interest expense	-	-	-	-	879	879
Equity in net income of affiliates	-	4	-	226	1	231
Other income (expense) – net	-	-	-	-	31	31
Segment income before income taxes	$3,151	$2,007	$314	$264	$(847)	$4,889

For the six months ended June 30, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$26,060	$32,059	$2,460	$726	$-	$61,305
Intersegment revenues	45	1,145	40	135	(1,365)	-
Total segment operating revenues	26,105	33,204	2,500	861	(1,365)	61,305
Operations and support expenses	16,743	22,562	1,500	833	(1,365)	40,273
Depreciation and amortization expenses	2,870	6,498	342	79	-	9,789
Total segment operating expenses	19,613	29,060	1,842	912	(1,365)	50,062
Segment operating income (loss)	6,492	4,144	658	(51)	-	11,243
Interest expense	-	-	-	-	1,728	1,728
Equity in net income of affiliates	-	8	-	359	1	368
Other income (expense) – net	-	-	-	-	16	16
Segment income before income taxes	$6,492	$4,152	$658	$308	$(1,711)	$9,899

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2008
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$11,977	$17,059	$1,383	$447	$-	$30,866
Intersegment revenues	56	549	24	65	(694)	-
Total segment operating revenues	12,033	17,608	1,407	512	(694)	30,866
Operations and support expenses	7,523	11,192	771	547	(692)	19,341
Depreciation and amortization expenses	1,446	3,281	203	30	(2)	4,958
Total segment operating expenses	8,969	14,473	974	577	(694)	24,299
Segment operating income (loss)	3,064	3,135	433	(65)	-	6,567
Interest expense	-	-	-	-	854	854
Equity in net income of affiliates	3	3	-	206	-	212
Other income (expense) – net	-	-	-	-	29	29
Segment income before income taxes	$3,067	$3,138	$433	$141	$(825)	$5,954

For the six months ended June 30, 2008
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$23,762	$34,146	$2,781	$921	$-	$61,610
Intersegment revenues	96	1,086	43	135	(1,360)	-
Total segment operating revenues	23,858	35,232	2,824	1,056	(1,360)	61,610
Operations and support expenses	14,912	22,685	1,558	1,406	(1,359)	39,202
Depreciation and amortization expenses	2,926	6,462	415	59	(1)	9,861
Total segment operating expenses	17,838	29,147	1,973	1,465	(1,360)	49,063
Segment operating income (loss)	6,020	6,085	851	(409)	-	12,547
Interest expense	-	-	-	-	1,719	1,719
Equity in net income of affiliates	5	9	-	441	-	455
Other income (expense) – net	-	-	-	-	120	120
Segment income before income taxes	$6,025	$6,094	$851	$32	$(1,599)	$11,403

AT&T INC.
JUNE 30, 2009

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In the following table, gains are denoted with parentheses and losses are not. A portion of these expenses is effectively capitalized as part of the benefit load on internal construction and capital expenditures, historically averaging approximately 10%.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension (benefit) cost:
Service cost – benefits earned during the period	$272	$293	$544	$586
Interest cost on projected benefit obligation	845	829	1,690	1,659
Expected return on assets	(1,141)	(1,401)	(2,281)	(2,801)
Amortization of prior service cost	28	33	55	66
Recognized actuarial loss	166	4	332	6
Net pension (benefit) cost	$170	$(242)	$340	$(484)

Postretirement (benefit) cost:
Service cost – benefits earned during the period	$88	$107	$176	$214
Interest cost on accumulated postretirement
benefit obligation	631	639	1,261	1,275
Expected return on assets	(239)	(332)	(478)	(664)
Amortization of prior service benefit	(89)	(89)	(179)	(179)
Recognized actuarial loss	-	-	-	-
Postretirement (benefit) cost	$391	$325	$780	$646

Combined net pension and postretirement cost	$561	$83	$1,120	$162

Our combined net pension and postretirement cost increased $478 in the second quarter and $958 for the first six months of 2009. The increase was due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses in 2008. As allowed under GAAP, we use a method in which gains and losses are amortized only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets (MRVA). Under GAAP, the expected long-term rate of return is calculated on the MRVA. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of up to five years. However, we use a methodology, allowed under GAAP, under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. The use of this policy increased pre-capitalization pension and postretirement cost by approximately $400 in the second quarter and $800 for the first six months of 2009. This methodology did not have a significant effect on our 2008 combined net pension and postretirement benefits.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension benefit cost for non-U.S. plans of ($4) in the second quarter and ($3) for the first six months of 2009 and $3 in the second quarter and $7 for the first six months of 2008.

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $41 in the second quarter, $35 of which was interest cost and $83 for the first six months of 2009, $70 of which was interest cost. Net supplemental retirement pension benefits cost was $45 in the second quarter, $36 of which was interest cost and $91 for the first six months of 2008, $71 of which was interest cost.

NOTE 6. FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows at June 30, 2009:

	2009
	Carrying	Fair
	Amount	Value
Notes and debentures	$76,522	$77,529
Commercial paper	-	-
Bank borrowings	28	28
Available-for-sale equity securities	1,751	1,751

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157) requires disclosures for financial assets and liabilities that are remeasured at fair value at least annually. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in other comprehensive income (OCI) until the investment is sold or experiences an other-than-temporary decline in fair value (see Note 2). All of our derivatives are Level 2.

The fair values of our notes and debentures were estimated based on quoted market prices, where available, or on the net present value method of expected future cash flows using current interest rates. The carrying value of debt with an original maturity of less than one year approximates market value.

Our available-for-sale equity securities are carried at fair value, and realized gains and losses on these equity securities were included in “Other income (expense) – net” in the consolidated statements of income. The fair value of our available-for-sale equity securities was principally determined based on quoted market prices, and the carrying amount of the remaining securities approximates fair value. These securities include $1,350 of equities, $311 in government fixed income bonds and $90 of other securities.

Our short-term investments, other short-term and long-term held-to-maturity investments and customer deposits are recorded at amortized cost, and the carrying amounts approximate fair values.

Derivatives  We use interest rate swaps, interest rate forward contracts and foreign currency exchange contracts to manage our market risk to changes in interest rates and foreign exchange rates. We do not use financial instruments for trading or speculative purposes. The majority of our derivatives are designated as fair value hedges or cash flow hedges.

Fair Value Hedging We designate our fixed-to-floating interest rates swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. Unrealized gains or losses on interest rate swaps are recorded at fair market value as assets or liabilities, respectively. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount.

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flow Hedging Unrealized gains or losses on derivatives designated as cash flow hedges are recorded at fair value as assets or liabilities respectively for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of Other Comprehensive Income until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized in earnings in each current period.

We designate our combined interest rate foreign currency swap agreements (cross-currency swaps) as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro- and British pound sterling-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each period. In the period ending June 30, 2009, no material ineffectiveness was measured. In April 2009, we entered into additional fixed-to-fixed cross-currency swaps, concurrent with our debt issuance of £750 (equivalent of $1,107 when issued) of 5.875% global notes due 2017 and £1,100 (equivalent of $1,621 when issued) of 7.0% global notes due 2040.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to changes in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. Gains and losses at the time we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the period ending June 30, 2009, no material ineffectiveness was measured. Over the next 12 months, we expect to reclassify $21 from Other Comprehensive Income to interest expense due to the amortization of net losses on historical rate locks. Our unutilized rate locks carry mandatory early terminations, the latest occurring in April 2011.

The balance of the derivative loss in accumulated other comprehensive income was $58 at June 30, 2009 and $483 at December 31, 2008.

Periodically, we enter into foreign exchange contracts to manage our exposure to changes in currency exchange rates related to foreign currency-denominated transactions. We may or may not choose to designate these derivatives as hedging instruments under FAS 133 depending on size and duration. As of June 30, 2009, we had no outstanding foreign exchange contracts.

Collateral and Credit-Risk Contingency We have entered into agreements with most of our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2009, we held $168 of counterparty collateral (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level, we would have been required to post collateral of $1 (a deposit asset). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the size and value of our outstanding derivative positions:

Volume of Derivative Activity
	June 30, 2009
	Notional Value	Fair Value

Interest rate swaps	$6,750	$374
Cross-currency swaps	7,502	68
Rate locks	2,100	20

AT&T INC.
JUNE 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are our derivative instruments and their related hedged items affecting our financial position and performance:

Fair Value of Derivatives in Consolidated Balance Sheet
Derivatives designated as hedging instruments and reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.
Asset Derivatives	June 30, 2009
Derivatives designated as hedging instruments under Statement 133

Interest rate swaps	$374
Cross-currency swaps	536
Rate locks	47
Total	$957

June 30,
Liability Derivatives	2009

Cross-currency swaps	$(468)
Rate locks	(27)
Total	$(495)

Effect of Derivatives on the Income Statement
	Three months ending	Six months ending
Derivatives in Statement 133 Fair Value Hedging Relationships	June 30, 2009	June 30, 2009

Interest expense (increase) decrease
Gain/(Loss) on swap – interest rate swaps	$(169)	$(220)
Gain/(Loss) on long-term debt – interest rate swaps	169	220
In addition, the net swap settlements that accrued and settled in the three and six months ended June 30, 2009 were also reported as reductions of interest expense.

Derivatives in Statement 133 Cash Flows Value Hedging Relationships

Rate locks:
Gain/(Loss) recognized in OCI	$19	$79
Interest income (expense) reclassified from OCI into income	(5)	(11)

Cross-currency swaps:
Gain/(Loss) recognized in OCI	343	563
Other income (expense) reclassified from OCI into Income	-	-

Derivatives not designated as hedging instruments under Statement 133

Other income – foreign exchange contracts	$(9)	$1

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally providing telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2008. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the second quarter and for the first six months of 2009 and 2008 are summarized as follows:

	Second Quarter			Six-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Operating Revenues	$30,734	$30,866	(0.4)%	$61,305	$61,610	(0.5)%
Operating expenses
Cost of sales	12,478	11,897	4.9	24,720	23,892	3.5
Selling, general and administrative	7,847	7,444	5.4	15,553	15,310	1.6
Depreciation and amortization	4,903	4,958	(1.1)	9,789	9,861	(0.7)
Total Operating Expenses	25,228	24,299	3.8	50,062	49,063	2.0
Operating income	5,506	6,567	(16.2)	11,243	12,547	(10.4)
Income before income taxes	4,889	5,954	(17.9)	9,899	11,403	(13.2)
Net Income Attributable to AT&T	$3,198	$3,772	(15.2)%	$6,324	$7,233	(12.6)%

Overview
Operating income Our operating income decreased $1,061, or 16.2%, in the second quarter and $1,304, or 10.4%, for the first six months of 2009, primarily due to the decline in voice revenues along with an increase in pension and other postemployment benefits (OPEB) expense, partially offset by continued growth in wireless service revenues. Operating income also decreased in part due to higher cost of sales in our wireless segment mainly attributed to the continued success of the Apple iPhone 3G and the successful launch on June 19th of the Apple iPhone 3GS (collectively, the Apple iPhone). These factors were the primary causes of our operating income margin decreasing from 21.3% to 17.9% in the second quarter and from 20.4% to 18.3% for the first six months.

Operating revenues  Our operating revenues decreased $132, or 0.4%, in the second quarter and $305, or 0.5%, for the first six months primarily due to the continuing decline in voice revenues, resulting from an 12.1% decrease in total retail consumer voice connections, and a decline in directory revenue driven by lower print revenue. These were partially offset by continued growth in wireless service revenue due to an increase in average customers of 9.2%, driven in part by the continued success of the Apple iPhone 3G and other advanced integrated devices and the successful launch of the Apple iPhone 3GS, and an increase in wireline data revenue largely due to U-verse and broadband growth.

The decline in our voice revenues reflects continuing economic pressures on our consumer and business wireline customers as well as increasing competition. Consumers and businesses disconnected landlines and usage-based services also declined. Customers disconnecting landlines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data. While we lose the voice revenues, we have the opportunity to increase wireless service revenues should the customer choose us as their wireless provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of sales expenses increased $581, or 4.9%, in the second quarter and increased $828, or 3.5%, for the first six months. The increase in the second quarter and first six months was primarily due to higher equipment costs related to the continued success of the Apple iPhone 3G and other smartphones and the successful launch of the Apple iPhone 3GS along with an increase in pension and OPEB expense. The increase in pension and OPEB expense is due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses in 2008. Partially offsetting these increases were decreases in employee-related costs due to workforce reductions as well as lower traffic compensation expense as usage-based services declined.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The first six months also reflect lower equipment sales costs for traditional equipment sales as well as a decrease in expenses due to the renegotiation of our agreement with Yahoo! and lower volumes for usage-based services.

Selling, general and administrative expenses increased $403, or 5.4%, in the second quarter and increased $243, or 1.6%, for the first six months. The increase in the second quarter and first six months was primarily due to higher commissions expenses associated with the Apple iPhone and traditional upgrade sales and an increase in pension and OPEB expense. Selling, general and administrative expenses also increased due to higher customer service costs resulting from wireless subscriber growth along with increased support for data services and integrated devices. These increases were partially offset by decreases in employee-related costs due to workforce reductions.

Depreciation and amortization expense decreased $55, or 1.1%, in the second quarter and decreased $72, or 0.7%, for the first six months. Depreciation and amortization remained relatively stable in the second quarter, and for the first six months, as the declining amortization of identifiable intangible assets, primarily customer relationships, was offset by increased depreciation resulting from capital additions.

Interest expense increased $25, or 2.9%, in the second quarter and $9, or 0.5%, for the first six months of 2009. Interest expense was higher in the second quarter resulting from an increase in our weighted average interest rate, related to a change in our mix of debt, partially offset by a decrease in our average debt balances. For the six months, the increase in the second quarter was offset by first quarter’s decrease resulting in interest expense remaining relatively unchanged with an increase in our average debt balances being offset by a decrease in our weighted average interest rate and higher interest charged during construction. Interest during construction is primarily related to preparing wireless spectrum for advanced services and is higher in 2009 due to acquisition of significant amounts of spectrum for advanced services late in the first quarter of 2008.

Equity in net income of affiliates increased $19, or 9.0%, in the second quarter and decreased $87, or 19.1%, for the first six months of 2009. The second quarter increase is primarily due to improved results at América Móvil, S.A. de C.V. (América Móvil). The year to date decrease is primarily due to foreign exchange translation losses at América Móvil, Telefonos de Mexico, S.A. de C.V. (Telmex) and Telmex Internacional, S.A.B. de C.V. (Telmex Internacional).

Other income (expense) – net  We had other income of $31 in the second quarter and $16 for the first six months of 2009, compared to other income of $29 in the second quarter and $120 for the first six months of 2008. Results in the second quarter of 2009 included $50 in interest and lease gains partially offset by $14 of foreign exchange losses. Results in the second quarter of 2008 included income of $45 related to interest, dividend and leveraged lease income partially offset by $19 of losses on sale of investments.

Results for the first six months of 2009 included $119 gains on sale of securities and professional services business, dividend, interest, and leveraged lease income partially offset by $102 related to asset impairment. Results for the first six months of 2008 primarily included income of $117 of interest, dividend and leveraged lease income.

Income taxes decreased $498, or 23.6%, in the second quarter and $619, or 15.3%, for the first six months of 2009. The decrease in income taxes in the second quarter and for the first six months was primarily due to lower income before income taxes. In addition, during the second quarter, the Internal Revenue Service (IRS) completed the examination phase of several audits. As a result, we recorded a net favorable adjustment. This has a positive effect on our effective tax rates, which were 33.0% in the second quarter of 2009 compared to 35.5% in the second quarter of 2008, and 34.6% for the first six months of 2009 compared to 35.4% for the first six months of 2008. In July 2009, in the case regarding the tax treatment of Universal Service Fund receipts on our 1998 and 1999 tax returns, the U.S. District Court granted the Government’s motion for summary judgment and entered final judgment for the Government. We appealed the final judgment to the United States Court of Appeals for the Fifth Circuit.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
	2009	2008
Wireless customers (000)	79,600	72,882
Postpaid wireless customers (000)	62,096	57,043
Consumer revenue connections (000) 1,2	46,289	48,416
Network access lines in service (000) 2	52,379	58,860
Broadband connections (000) 2,3,7	16,945	15,631
Video connections (000) 4	3,787	2,784
Debt ratio 5,7,8	43.7%	41.6%
Ratio of earnings to fixed charges 6	4.6	5.5
Number of AT&T employees	288,660	307,550
1	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
2	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3	Broadband connections
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 1,577 in 2009 and 549 in 2008).
5	See our “Liquidity and Capital Resources” section for discussion.
6	See Exhibit 12.
7	Prior year amounts restated to conform to current period reporting methodology.
8
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. Cash on hand was $7,348 as of June 30, 2009, and $1,792 as of December 31, 2008.

Segment Results

Our segments represent strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, expenses (depreciation and non-depreciation) and equity income for each segment. We make our capital allocations decisions primarily based on the network (wireless or wireline) providing services. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) wireless, (2) wireline, (3) advertising solutions and (4) other.

The wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services.

The wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and managed networking to business customers. Additionally, we offer satellite television services through our agency arrangements.

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

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures are discussed in “Liquidity and Capital Resources.”

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Second Quarter			Six-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Segment operating revenues
Service	$11,983	$10,951	9.4%	$23,651	$21,596	9.5%
Equipment	1,262	1,082	16.6	2,454	2,262	8.5
Total Segment Operating Revenues	13,245	12,033	10.1	26,105	23,858	9.4
Segment operating expenses
Operations and support	8,658	7,523	15.1	16,743	14,912	12.3
Depreciation and amortization	1,436	1,446	(0.7)	2,870	2,926	(1.9)
Total Segment Operating Expenses	10,094	8,969	12.5	19,613	17,838	10.0
Segment Operating Income	3,151	3,064	2.8	6,492	6,020	7.8
Equity in Net Income of Affiliates	-	3	-	-	5	-
Segment Income	$3,151	$3,067	2.7%	$6,492	$6,025	7.8%

Operating Income and Margin Trends
Our wireless segment operating income increased $87, or 2.8%, in the second quarter and $472, or 7.8%, for the first six months of 2009, reflecting an increase in our customer base. Our wireless segment operating income margin was 23.8% in the second quarter and 24.9% for the first six months of 2009, compared to margins of 25.5% in the second quarter and 25.2% for the first six months of 2008. The lower margin in 2009 was primarily due to higher costs associated with strong Apple iPhone sales partly offset by revenue growth of $1,212, or 10.1%, in the second quarter and $2,247, or 9.4%, for the first six months of 2009. The majority of the improvement in our revenue results was due to the increase in our customer base of 6.7 million since June 30, 2008. As of June 30, 2009, we served 79.6 million wireless customers. Contributing to our customer base increase was improvement in the postpaid customer turnover (churn) rate to 1.09% as well as strong Apple iPhone sales.

Average service revenue per user/customer (ARPU) in the second quarter of 2009 grew to $50.70 from $50.60 in the second quarter of 2008. Data services ARPU grew 25.7% in the second quarter of 2009, partially offset by a decline in voice service ARPU of 7.4%. We expect continued growth from data services as more customers purchase advanced integrated handsets including the Apple iPhone, broadband laptop cards and as our third-generation network continues to expand. Voice service ARPU declined due to lower postpaid overage charges, access charges, roaming revenues and long-distance usage. Voice service ARPU decline was also driven by increases in our reseller customer base which have lower ARPU than traditional postpaid customers. We expect continued pressure on voice service ARPU.

Our total churn rate improved in the second quarter 2009 to 1.49% from 1.64% in 2008. Our postpaid churn rate improved to 1.09% compared to 1.10% in the second quarter of 2008.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,032, or 9.4%, in the second quarter and $2,055, or 9.5%, for the first six months of 2009. The increase in service revenues primarily consisted of:
•
Data revenue increases of $934, or 37.2%, in the second quarter and $1,818, or 37.9%, for the first six months primarily due to the increased number of data users and an increase in data ARPU of 25.7% in the second quarter and 25.9% for the first six months. Data revenue growth was primarily driven by strong increases in wireless internet access, messaging and data access revenues. This primarily resulted from increased use of more advanced integrated devices, including the Apple iPhone, which can provide for the data services previously mentioned. Data service revenues represented 28.7% of wireless service revenues in the second quarter and 28.0% for the first six months of 2009, up from 22.9% in the second quarter and 22.2% for the first six months of 2008.

•
Voice and other revenue increases of $98, or 1.2%, in the second quarter and $237, or 1.4%, for the first six months, primarily due to an increase in the average number of wireless customers of 9.2% and 9.5% for the three and six-month periods, respectively. The subscriber growth impacts on voice and other revenue were partially offset by a decline in voice ARPU of 7.4% for both the second quarter and the first six months of 2009.

Equipment revenues increased $180, or 16.6%, in the second quarter and $192, or 8.5%, for the first six months of 2009. The increase was due to higher handset revenues reflecting a greater proportion of customer gross additions and upgrades to more advanced integrated devices than in prior periods.

Operations and support expenses increased $1,135, or 15.1%, in the second quarter and $1,831, or 12.3%, for the first six months of 2009. The $1,135 quarterly increase is primarily due to higher equipment costs of $700 reflecting in part the launch of the iPhone 3GS, higher commission expense of $182 due to higher handset upgrade activity, customer service costs of $148; Interconnect, USF and reseller expenses of $93 and selling related expenses of $37; partially offset by lower roaming and long-distance expenses of $62.

The six-month increase is primarily due to higher equipment costs of $950, interconnect, USF, reseller and network systems expenses of $238, higher commission expense of $366, customer service costs of $279 and selling related expenses of $39; partially offset by lower roaming and long-distance expenses of $107. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers.

Depreciation and amortization expenses decreased $10, or 0.7%, in the second quarter and $56, or 1.9%, for the first six months of 2009. Amortization expense decreased $114, or 21.6%, in the second quarter and $238, or 21.7%, for the first six months primarily due to lower amortization of intangibles related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility due to the use of accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases.

Depreciation expense increased $103, or 11.2%, in the second quarter and $181, or 9.9%, for the first six months primarily due to increased expense related to ongoing capital spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

Wireless Supplementary Operating and Financial Data
	Three Months Ended			Six Months Ended
	6/30/09	6/30/08	Percent Change	6/30/09	6/30/08	Percent Change

Wireless Customers (000)				79,600	72,882	9.2%
Net Customer Additions (000)	1,368	1,333	2.6%	2,591	2,628	(1.4)%
Total Churn	1.49%	1.64%	-15 BP	1.53%	1.69%	-16 BP

Postpaid Customers (000)				62,096	57,043	8.9%
Net Postpaid Customer Additions (000)	1,153	894	29.0%	2,028	1,599	26.8%
Postpaid Churn	1.09%	1.10%	-1 BP	1.14%	1.17%	-3 BP

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter			Six-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Segment operating revenues
Voice	$8,449	$9,757	(13.4)%	$17,157	$19,676	(12.8)%
Data	6,617	6,287	5.2	13,153	12,492	5.3
Other	1,460	1,564	(6.6)	2,894	3,064	(5.5)
Total Segment Operating Revenues	16,526	17,608	(6.1)	33,204	35,232	(5.8)
Segment operating expenses
Operations and support	11,265	11,192	0.7	22,562	22,685	(0.5)
Depreciation and amortization	3,258	3,281	(0.7)	6,498	6,462	0.6
Total Segment Operating Expenses	14,523	14,473	0.3	29,060	29,147	(0.3)
Segment Operating Income	2,003	3,135	(36.1)	4,144	6,085	(31.9)
Equity in Net Income of Affiliates	4	3	33.3	8	9	(11.1)
Segment Income	$2,007	$3,138	(36.0)%	$4,152	$6,094	(31.9)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $1,132, or 36.1%, in the second quarter of 2009 and $1,941, or 31.9%, for the first six months of 2009. For the second quarter of 2009 and 2008, our wireline segment operating income margin decreased from 17.8% to 12.1%, and for the first six months decreased from 17.3% in 2008 to 12.5% in 2009. Operating income continued to be pressured by access line declines due to economic pressures on our consumer and business wireline customers and increased competition, as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies such as wireless and VoIP. Our strategy is to offset these line losses by increasing revenues from customer connections for data, including video, broadband and VoIP. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment voice revenue was partially offset by continued growth in data revenue. Also contributing to pressure on our operating margins was increased Pension/OPEB expense in 2009.

Operating Results
Voice revenues decreased $1,308, or 13.4%, in the second quarter and $2,519, or 12.8%, for the first six months of 2009 primarily due to the continuing decline in demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $712, or 12.3%, in the second quarter and $1,344, or 11.5%, for the first six months of 2009. The decrease was driven primarily by an 11% decline in switched access lines and a decrease in average local voice revenue per user. Additionally, there was a decline in revenues from our national mass-market customers of approximately $41 in the second quarter and $81 for the first six months of 2009. We expect our local voice revenue to continue to be negatively affected by the continuing economic recession and increased competition from alternative technologies.

•
Long-distance revenues decreased $530, or 14.9%, in the second quarter and $1,047, or 14.5%, for the first six months of 2009. The decrease was primarily due to lower demand for long-distance service from global businesses and consumer customers which decreased $388 in the second quarter and $758 for the first six months of 2009, and declines in the number of our national mass-market customers, which decreased $142 in the second quarter and $289 for the first six months of 2009.

•
Local wholesale revenues decreased $66, or 17.0%, in the second quarter and $128, or 16.2%, for the first six months of 2009. The decrease was primarily due to the declining number of Unbundled Network Element-Platform (UNE-P) lines sold to competitive providers.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $330, or 5.2%, in the second quarter and $661, or 5.3%, for the first six months of 2009. Data revenues accounted for approximately 40% of wireline operating revenues in 2009 and 36% in 2008. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $465 in the second quarter and $894 for the first six months of 2009 primarily due to growth in U-verse video, consumer and business broadband, virtual private networks (VPN) and managed Internet services. U-verse increased approximately $365 in the second quarter and $662 for the first six months of 2009. VPN increased approximately $109 in the second quarter and $228 for the first six months of 2009. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Packet switched data services, which include frame relay and asynchronous transfer mode services, decreased $126, or 19.3%, in the second quarter and $245, or 18.3%, for the first six months of 2009. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues decreased $104, or 6.6%, in the second quarter and $170, or 5.5%, for the first six months of 2009. Integration services and customer premises equipment (CPE), government-related services and managed services account for more than 59% of total other revenue for all periods. Managed services increased $71 in the second quarter and $140 for the first six months of 2009 due to ongoing agreements. Revenue from equipment sales and related network integration decreased by $151 in the second quarter and $268 for the first six months of 2009 primarily related to CPE. Government professional services decreased $22 in the second quarter and $44 for the first six months of 2009.

Operation and support expenses increased $73, or 0.7%, in the second quarter and decreased $123, or 0.5%, for the first six months of 2009. Operation and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes. Operation and support expenses also include provision for uncollectible accounts; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The increase was primarily due to higher Pension/OPEB expense of $404 in the second quarter and $843 in the first six months due to lower expected return on assets and an increase in amortization of unrecognized actuarial losses, both primarily from investment losses in 2008; uncollectibles also increased $28 in the second quarter and $54 in the first six months. See Note 5 for more information related to Pension/OPEB expense.

Partially offsetting these increases were decreases in traffic compensation (related to lower international long-distance revenues, and lower volume of calls from our declining national mass-market customer base) of $186 in the second quarter and $492 for the first six months of 2009 and other employee related costs of $242 in the second quarter and $443 in the first six months driven by workforce reductions.

Depreciation and amortization expenses decreased $23, or 0.7%, in the second quarter and increased $36, or 0.6%, for the first six months of 2009. The increase for the first six months was primarily due to incremental depreciation associated with new service additions, partially offset by decreased intangible amortization due to accelerated depreciation associated with customer lists from the AT&T Corp. (ATTC) and BellSouth acquisitions.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wired Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at June 30, 2009 and 2008 are shown below and access line trends are addressed throughout this segment discussion.

(in 000s)
	June 30,	June 30,	% Increase
	2009	2008	(Decrease)
Switched Access Lines 1
Retail Consumer	28,478	33,020	(13.8)%
Retail Business 2	20,940	22,419	(6.6)
Retail Subtotal 2	49,418	55,439	(10.9)
Percent of total switched access lines	94.3%	94.2%

Sold to National mass-markets	127	154	(17.5)
Sold to other CLECs 2,3	2,736	3,103	(11.8)
Wholesale Subtotal 2	2,863	3,257	(12.1)
Percent of total switched access lines	5.5%	5.5%

Payphone (Retail and Wholesale) 4	98	164	(40.2)
Percent of total switched access lines	0.2%	0.3%

Total Switched Access Lines	52,379	58,860	(11.0)%

Total Retail Consumer Voice Connections 7	29,048	33,051	(12.1)%

Total Wired Broadband Connections 5	15,548	14,693	5.8%

Satellite service 6	2,210	2,235	(1.1)%
U-verse video	1,577	549	-
Video Connections	3,787	2,784	36.0%
1	Represents access lines served by AT&T’s ILECs and affiliates.
2	Prior period amounts restated to conform to current period reporting methodology.
3	Competitive local exchange carriers (CLECs).
4	Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
5	Total wired broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
6	Satellite service includes connections under our agency and resale agreements.
7	Includes consumer U-verse Voice over IP connections.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising Solutions
Segment Results
	Second Quarter			Six-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Total Segment Operating Revenues	$1,231	$1,407	(12.5)%	$2,500	$2,824	(11.5)%
Segment operating expenses
Operations and support	751	771	(2.6)	1,500	1,558	(3.7)
Depreciation and amortization	166	203	(18.2)	342	415	(17.6)
Total Segment Operating Expenses	917	974	(5.9)	1,842	1,973	(6.6)
Segment Income	$314	$433	(27.5)%	$658	$851	(22.7)%

Operating Results
Our advertising solutions operating income margin was 25.5% in the second quarter of 2009, compared to 30.8% in the second quarter of 2008 and 26.3% for the first six months of 2009 compared to 30.1% for the first six months of 2008.

Operating revenues decreased $176, or 12.5%, in the second quarter and $324, or 11.5%, for the first six months of 2009 largely driven by continued declines in print revenue of $186 in the second quarter and $347 for the first six months as customers reduced or eliminated print ad purchases due to the continuing economic recession. Sales agency revenue also declined $13 in the second quarter and $36 for the first six months due to the sale of a sales agency business. These decreases were partially offset by increased Internet revenue of $33 in the second quarter and $68 for the first six months as some customers shifted from print ads.

Operating expenses decreased $57, or 5.9%, in the second quarter and $131, or 6.6%, for the first six months of 2009 largely driven by decreased amortization of $37 in the second quarter and $73 for the first six months, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth acquisition and decreases in print product related expenses of $14 in the second quarter and $37 in the first six months.

Other
Segment Results
	Second Quarter			Six-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Total Segment Operating Revenues	$424	$512	(17.2)%	$861	$1,056	(18.5)%
Total Segment Operating Expenses	386	577	(33.1)	912	1,465	(37.7)
Segment Operating Income (Loss)	38	(65)	-	(51)	(409)	-
Equity in Net Income of Affiliates	226	206	9.7	359	441	(18.6)
Segment Income (Loss)	$264	$141	87.2%	$308	$32	-

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues decreased $88, or 17.2%, in the second quarter and $195, or 18.5%, for the first six months of 2009 primarily due to reduced revenues from our operator services and our retail payphone operations.

Segment operating expenses decreased $191, or 33.1%, in the second quarter and $553, or 37.7%, for the first six months of 2009. The second quarter decrease is primarily due to market-related benefits as well as reclassification to the wireline segment of expenses accrued centrally in the first quarter. The decrease in the first six months is primarily due to first quarter 2008 workforce charges. The workforce reductions, primarily employees in non-customer facing areas of the business, were a result of the restructuring of our operations.

AT&T INC.
JUNE 30, 2009

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

	Second Quarter		Six-Month Period
	2009	2008	2009	2008
América Móvil	$157	$132	$258	$270
Telmex	49	73	66	170
Telmex Internacional	20	-	37	-
Other	-	1	(2)	1
Other Segment Equity in Net Income of Affiliates	$226	$206	$359	$441

Equity in net income of affiliates increased $20, or 9.7%, in the second quarter and decreased $82, or 18.6%, for the first six months of 2009. The second quarter increase is primarily due to improved results at América Móvil, S.A. de C.V. (América Móvil). The year to date decrease is primarily due to foreign exchange translation losses at América Móvil, Telefonos de Mexico, S.A. de C.V. (Telmex) and Telmex Internacional, S.A.B. de C.V. (Telmex Internacional).

OTHER BUSINESS MATTERS

U-verse Services  We are continuing to expand our deployment of U-verse high-speed broadband and TV services. As of June 30, 2009, we have passed more than 19 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 69 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each as we continue to monitor these systems. In these expansions, we expect to continue to use contracted outside labor, in addition to our employees, as installers; our rate of expansion will be slowed if we cannot hire and train an adequate number of qualified contractors and technicians to keep pace with customer demand or if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our request or have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In July 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. We have appealed that decision on the basis that state legislation rendered the case moot. Petitions have been filed at the FCC alleging that the manner in which AT&T provisions "public, educational, and governmental" programming over its U-verse TV service conflicts with federal law, and a state lawsuit has been filed raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that AT&T must deliver PEG programming in a manner substantially different from the way it does today or in ways that are inconsistent with AT&T’s current network architecture, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion is pending. A trial on the appropriate remedy has been set for February 1, 2010. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants have disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act, the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions to dismiss of both parties.

We and the U.S. Government filed interlocutory appeals. The case was argued before a panel of the U.S. Court of Appeals for the Ninth Circuit in August 2007. In August 2008, the court remanded the case to the district court without deciding the issue in light of the passage of the FISA (Foreign Intelligence Surveillance Act) Amendments Act, discussed below.

In July 2008, the President signed into law the FISA Amendments Act of 2008 (the Act), a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive, or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the court to dismiss all of the lawsuits pending against the telecommunications companies. In October 2008, the plaintiffs filed an opposition to the certification and motion to dismiss arguing that the Act is unconstitutional and, alternatively, that the Government failed to meet its burden of justifying dismissal. The court heard argument on the Government’s motion to dismiss on December 2, 2008. On June 3, 2009, the court granted the Government's motion to dismiss. In July 2009, the court entered a final judgment.

In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed the day after the Act was signed by the President. That case has been referred to the Joint Panel on Multidistrict Litigation, which has conditionally transferred the case to the Northern District of California, the court referred to above that is considering the Attorney General’s certification and motion to dismiss. In January 2009, the transfer order was filed in the MDL docket, giving the Northern District of California jurisdiction over the case. In March 2009, we and the Government filed motions to dismiss this lawsuit. On July 27th 2009, the court granted the motion to dismiss and entered a final judgment. All cases brought against the AT&T entities have been dismissed. In August 2009, we received notice that the plaintiffs have filed an appeal with the Ninth Circuit Court of Appeals.

Management believes these actions are without merit and intends to continue to defend these matters vigorously.

Labor Contracts  Contracts covering approximately 80,000 collectively-bargained wireline employees expired in early April 2009. Another contract covering approximately 11,000 wireline employees expired in late June. A remaining contract covering approximately 32,000 wireline employees expires on August 8th. The Company and the employees’ two unions are continuing to negotiate new contracts on a regional basis. In the absence of an effective contract, the union is entitled to call a work stoppage.

In July 2009, the Company and the Communications Workers of America (CWA) union reached a tentative agreement covering approximately 18,500 employees in the five Midwestern states where we provide local service. The agreement is subject to ratification by the covered employees by August 7, 2009. The agreement provides for a three-year term and, for the vast majority of covered employees, a three percent wage increase in years one and two, a wage increase in year three of 2.75 percent, and pension band increases of two percent for each year of the agreement. For both wages and pension band increases, there is a potential cost-of-living increase based on the consumer price index for the third year. The agreement also provides for continued health care coverage with reasonable cost sharing.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Centennial Communications Acquisition  In November 2008, we agreed to acquire Centennial Communications Corp., a regional provider of wireless and wired communications services. The acquisition is subject to regulatory approval and is now expected to close during the third quarter of 2009.

Wireless Properties Transactions  On May 8, 2009, we announced an agreement to acquire certain wireless assets from Verizon Wireless ("VW") for $2.35 billion in cash. The assets primarily represent former Alltel Wireless assets. We will acquire wireless properties, including licenses and network assets, serving approximately 1.5 million subscribers in 79 service areas across 18 states. We also agreed, contingent on completing our acquisition of Centennial Communications Corporation ("Centennial"), to sell to VW certain assets of Centennial for $240 million. These assets represent approximately 120,000 subscribers in five service areas. Each agreement is contingent upon regulatory approval and each is expected to close in the fourth quarter of 2009.

Environmental  The City of Philadelphia notified AT&T Corp. on December 12, 2008 that it would seek civil penalties for alleged violations of state and local air emissions control requirements and permit terms applicable to back-up power generators at an AT&T Corp. facility. In July 2009, AT&T Corp. and the City settled this matter on terms that included civil penalties of less than one hundred thousand dollars.

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

Our wireless operations operate in robust competitive markets but are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. Additionally, we have noted our opposition to proposals to impose “net neutrality” open access regulation on wireless providers and to prohibit wireless providers from entering into exclusive arrangements with handset manufacturers. It is widely recognized that the wireless industry in the United States is characterized by innovation, differentiation, declining prices and extensive competition among handset manufacturers, service providers and applications. For this reason, additional broadband regulation and new wholesale requirements would be unnecessary and counterproductive.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

ACCOUNTING POLICIES AND STANDARDS

FAS 165  In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. In preparing the accompanying unaudited consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 5, 2009.

FAS 166  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (FAS 166). FAS 166 amends FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 140), removing the concept of a qualifying special-purpose entity, and removing the exception from applying FASB Interpretation No. 46(R) (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)), to qualifying special-purpose entities. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and its impact will vary with each future transfer of financial assets.

FAS 167  In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends FIN 46(R), to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This statement is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and we are currently evaluating its impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We had $7,348 in cash and cash equivalents available at June 30, 2009. Cash and cash equivalents included cash of $616 and money market funds and other cash equivalents of $6,732. In the first six months of 2009, cash inflows were primarily provided by cash receipts from operations, the issuance of long-term debt and dispositions. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first six months of 2009, cash provided by operating activities was $15,802 compared to $13,505 in the first six months of 2008. Our operating cash flow reflects declines in operating liabilities, decreased tax payments of $2,435, partially offset by reduced net income.

During the second quarter, the IRS completed the examination phase of several audits and issued their reports of proposed adjustments. As expected, the IRS assessed additional taxes related primarily to the timing of certain deductions related to our network assets. We do not agree with the proposed adjustments and are pursuing resolution of the disputed issues with the IRS Appeals Division. During the second quarter, we made deposits totaling $886 to federal and state jurisdictions to reduce the accrual of interest while we continue to work with the taxing authorities to resolve contested issues. We expect to make additional deposits later this year in the $150 to $250 range.

Cash Used in or Provided by Investing Activities
In the first six months of 2009, cash used in investing activities consisted primarily of $7,036 for capital expenditures and $368 for interest during construction. Cash provided by investing activities included dispositions of $199, primarily related to a professional services business.

Our capital expenditures are primarily for our wireless and wireline networks, and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment decreased 12% in the first six months. Expenditures were used for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures in the wireline segment, which represented 69% of our capital expenditures, decreased 28% in the first six months of 2009, reflecting decreased spending on U-verse services as the upgrades to our existing network become more mature.

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We continue to expect that our 2009 capital expenditures will be in the range of $17,000 to $18,000. We continue to expect to fund 2009 capital expenditures for our wireless and wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
We continue to fund our 2009 financing activities through long-term borrowings and cash from operations. Our financing activities included the repayment of debt and payment of dividends.

At June 30, 2009, we had $10,155 of debt maturing within one year, which included $10,127 of long-term debt maturities and $28 of other borrowings. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first half of 2009, we received net proceeds of $8,161 from the issuance of long-term debt. Our long-term debt issuances were as follows:
•	$1,000 of 4.85% global notes due in 2014.
•	$2,250 of 5.80% global notes due in 2019.
•	$2,250 of 6.55% global notes due in 2039.
•	£750 of 5.875% global notes due in 2017 (equivalent to $1,107 when issued).
•	£1,100 of 7.0% global notes due in 2040 (equivalent to $1,621 when issued).

In the first six months of 2009, we repaid $6,625 of debt, which consisted of $4,588 in repayments of commercial paper and other short-term borrowings and $2,037 of repayments of maturing long-term debt.

Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities, which were originally issued by our BellSouth subsidiary, can be put each April until maturity in 2021.
•
An accreting zero-coupon note may be redeemed each May, excluding May 2011, until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

•	$2,000 of floating rate notes due April 2010 carry a final put date of August 5, 2009 (exercisable upon thirty-days notice). This put was not exercised prior to the notice period expiring in July.

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. Although we will evaluate additional share repurchases during the remainder of 2009 should the economic environment improve, over the course of the year we intend to focus on reducing debt.

We paid dividends of $4,834 in the first six months of 2009 and $4,802 in the first six months of 2008, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2008. Dividends declared by our Board of Directors totaled $0.41 per share in the second quarter of 2009 and $0.40 per share in the second quarter of 2008. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2009, our debt ratio was 43.7% compared to 41.6% at June 30, 2008 and 43.7% at December 31, 2008. The increased debt ratio from a year ago is due primarily to an accumulation of cash and a decrease in stockholders’ equity driven by a decrease in value of our retirement plans’ assets, partially offset by a $3,427 decrease in debt. Stockholders’ equity in 2009 reflects required adjustments under Statement of Financial Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

AT&T INC.
JUNE 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We have a five-year credit agreement with a syndicate of investment and commercial banks. In June 2009, one of the participating banks, Lehman Brothers Bank, Inc., which had declared bankruptcy, terminated their lending commitment of $535 and withdrew from the agreement. As a result of this termination, the outstanding commitments under the agreement have been reduced from a total of $10,000 to $9,465. We still have the right to increase commitments up to an additional $2,535 provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At June 30, 2009, we had no borrowings outstanding under this agreement.

AT&T INC.
JUNE 30, 2009

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2009, we had interest rate swaps with a notional value of $6,750 and a fair value of $374.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $68 at June 30, 2009.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2009.

AT&T INC.
JUNE 30, 2009

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets.

•	Changes in available technology and the effects of such changes including product substitutions and deployment costs.
•
Increases in our benefit plans’ costs including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends.

•
The final outcome of Federal Communications Commission and other Federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, unbundled loop and transport elements and wireless services.

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
JUNE 30, 2009

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2009, there were no such material developments.

Item 4. Submission of Matters to a Vote of Security Holders

Annual Meeting of Shareowners (shares in millions)

(a)
The annual meeting of the shareowners of AT&T was held on April 24, 2009, in Dallas, Texas. Shareowners representing 4,618, or 78.4%, of the common shares outstanding as of the February 25, 2009 record date were present in person or were represented at the meeting by proxy.

(b)	Directors Elected at the Meeting (requires majority vote):
	VOTES
Nominee	For	Against	Abstain
Randall Stephenson	4,423	156	38
William F. Aldinger III	3,643	934	40
Gilbert F. Amelio	3,643	934	40
Reuben V. Anderson	4,464	114	39
James H. Blanchard	3,644	934	40
August A. Busch III	4,394	183	41
Jaime Chico Pardo	4,087	489	42
James P. Kelly	4,467	113	37
Jon C. Madonna	4,464	115	38
Lynn M. Martin	4,410	168	39
John B. McCoy	4,469	109	40
Mary S. Metz	4,424	154	39
Joyce M. Roché	4,436	142	39
Laura D’Andrea Tyson	4,459	120	38
Patricia P. Upton	3,639	940	39

(c)
Holders of common shares voted at this meeting on the following matters, which were set forth in our proxy statement dated March 11, 2009. Approval of the following proposals required a majority vote (Items 3 through 8 below were stockholder proposals).

	For	% For1	Against	% Against1	Abstain	Non-Vote2
Ratification of Ernst & Young LLP as Independent Auditors	4,512	98.28%	79	1.72%	26	-
Amendment to Increase Authorized Shares3	3,760	63.74	811	13.74	46	-
Report on Political Contributions	1,038	31.85	2,221	68.15	502	856
Special Stockholder Meetings	1,851	49.89	1,859	50.11	51	856
Adoption of Cumulative Voting	1,415	38.12	2,297	61.88	49	856
Lead Independent Director Bylaw	1,302	35.04	2,414	64.96	45	856
Advisory Vote On Compensation	1,704	46.97	1,925	53.03	132	856
Pension Credit Policy	1,687	45.48%	2,023	54.52%	51	856
1	Percentages are based on the total common shares voted.
2	Difference between total number of votes in table above and number of shareowners represented is due to rounding.
3	Proposal required to and did pass by majority of outstanding shares.

Difference between total number of votes in table above and number of shareowners represented is due to rounding.

Proposal required to and did pass by majority of outstanding shares.

AT&T INC.
JUNE 30, 2009

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

3	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 1, 2009.
10-a	2005 Supplemental Employee Retirement Plan, amended and restated January 1, 2010.
10-b	Cash Deferral Plan, as amended through July 29, 2009.
10-c	2006 Incentive Plan, amended through January 1, 2010.
10-d	Supplemental Life Insurance Plan, amended and restated January 1, 2010.
10-e	AT&T Health Plan, effective January 1, 2010.
10-f	Stock Purchase and Deferral Plan, as amended through July 29, 2009.
10-g	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2010.
10-h	Administrative Plan, effective January 1, 2010.
10-i	Officer Disability Plan, effective January 1, 2010.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AT&T Inc.

August 5, 2009                                                                                        /s/ Richard G. Lindner.
               Richard G. Lindner
               Senior Executive Vice President
                 and Chief Financial Officer