Form 10-Q
period 2009-11-05
AT&T INC.
filed 2009-11-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes [   ]   No [X]

At October 31, 2009, there were 5,901 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating Revenues
Wireless service	$12,372	$11,227	$35,978	$32,726
Voice	7,940	9,313	24,702	28,525
Data	6,424	6,144	18,981	18,170
Directory	1,162	1,333	3,622	4,114
Other	2,957	3,325	8,877	9,417
Total operating revenues	30,855	31,342	92,160	92,952
Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,885	13,022	37,605	36,914
Selling, general and administrative	7,672	7,724	23,225	23,034
Depreciation and amortization	4,910	4,978	14,699	14,839
Total operating expenses	25,467	25,724	75,529	74,787
Operating Income	5,388	5,618	16,631	18,165
Other Income (Expense)
Interest expense	(853)	(858)	(2,581)	(2,577)
Equity in net income of affiliates	181	257	549	712
Other income (expense) – net	27	(23)	43	97
Total other income (expense)	(645)	(624)	(1,989)	(1,768)
Income Before Income Taxes	4,743	4,994	14,642	16,397
Income taxes	1,468	1,705	4,890	5,746
Net Income	3,275	3,289	9,752	10,651
Less: Net Income Attributable to Noncontrolling Interest	(83)	(59)	(236)	(188)
Net Income Attributable to AT&T	$3,192	$3,230	$9,516	$10,463

Basic Earnings Per Share Attributable to AT&T	$0.54	$0.55	$1.61	$1.76
Diluted Earnings Per Share Attributable to AT&T	$0.54	$0.55	$1.61	$1.75
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,901	5,893	5,899	5,938
Dividends Declared Per Common Share	$0.410	$0.400	$1.230	$1.200
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,167	$1,792
Accounts receivable – net of allowances for
uncollectibles of $1,345 and $1,270	14,796	16,047
Prepaid expenses	1,791	1,538
Deferred income taxes	991	1,014
Other current assets	2,176	2,165
Total current assets	25,921	22,556
Property, plant and equipment	225,669	218,579
Less: accumulated depreciation and amortization	(127,348)	(119,491)
Property, Plant and Equipment – Net	98,321	99,088
Goodwill	71,727	71,829
Licenses	47,946	47,306
Customer Lists and Relationships – Net	7,814	10,582
Other Intangible Assets – Net	5,656	5,824
Investments in Equity Affiliates	2,813	2,332
Other Assets	6,370	5,728
Total Assets	$266,568	$265,245

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,755	$14,119
Accounts payable and accrued liabilities	18,093	20,032
Advanced billing and customer deposits	4,036	3,849
Accrued taxes	1,965	1,874
Dividends payable	2,419	2,416
Total current liabilities	33,268	42,290
Long-Term Debt	65,909	60,872
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	22,279	19,196
Postemployment benefit obligation	31,750	31,930
Other noncurrent liabilities	13,361	14,207
Total deferred credits and other noncurrent liabilities	67,390	65,333

Stockholders’ Equity
Common shares issued ($1 par value)	6,495	6,495
Capital in excess of par value	91,678	91,728
Retained earnings	38,841	36,591
Treasury shares (at cost)	(21,280)	(21,410)
Accumulated other comprehensive loss	(16,161)	(17,057)
Noncontrolling interest	428	403
Total stockholders’ equity	100,001	96,750
Total Liabilities and Stockholders’ Equity	$266,568	$265,245
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Nine months ended
	September 30,
	2009	2008
Operating Activities
Net income	$9,752	$10,651
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	14,699	14,839
Provision for uncollectible accounts	1,384	1,297
Deferred income tax expense	2,574	4,063
Net (gain) loss from impairment on sale of investments	89	(2)
Changes in operating assets and liabilities:
Accounts receivable	(133)	(1,597)
Other current assets	(288)	616
Accounts payable and accrued liabilities	(361)	(5,958)
Stock-based compensation tax benefit	-	(15)
Other - net	(2,235)	(1,121)
Total adjustments	15,729	12,122
Net Cash Provided by Operating Activities	25,481	22,773

Investing Activities
Construction and capital expenditures
Capital expenditures	(11,067)	(14,388)
Interest during construction	(553)	(455)
Acquisitions, net of cash acquired	(184)	(10,086)
Dispositions	205	1,444
Investments in securities, net of sales	(14)	(103)
Sale of other investments	-	436
Other	44	33
Net Cash Used in Investing Activities	(11,569)	(23,119)

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less	(3,918)	5,188
Issuance of long-term debt	8,161	10,924
Repayment of long-term debt	(6,170)	(3,143)
Purchase of treasury shares	-	(6,077)
Issuance of treasury shares	8	317
Dividends paid	(7,252)	(7,150)
Stock-based compensation tax benefit	-	15
Other	(366)	(104)
Net Cash Used in Financing Activities	(9,537)	(30)
Net increase (decrease) in cash and cash equivalents	4,375	(376)
Cash and cash equivalents beginning of year	1,792	1,970
Cash and Cash Equivalents End of Period	$6,167	$1,594

Cash paid during the nine months ended September 30 for:
Interest	$3,307	$3,068
Income taxes, net of refunds	$2,535	$5,217
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Dollars and shares in millions, except per share amounts
(Unaudited)
	Nine months ended
	September 30, 2009
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Capital in Excess of Par Value
Balance at beginning of year		$91,728
Issuance of shares		26
Share-based payments		(76)
Balance at end of period		$91,678

Retained Earnings
Balance at beginning of year		$36,591
Net income attributable to AT&T ($1.61 per diluted share)		9,516
Dividends to stockholders ($1.23 per share)		(7,255)
Other		(11)
Balance at end of period		$38,841

Treasury Shares
Balance at beginning of year	(602)	$(21,410)
Issuance of shares	7	130
Balance at end of period	(595)	$(21,280)

Accumulated Other Comprehensive Income (Loss), net of tax
Balance at beginning of year		$(17,057)
Other comprehensive income (see Note 2)		896
Balance at end of period		$(16,161)

Noncontrolling Interest
Balance at beginning of year		$403
Net income		236
Distributions		(209)
Translation adjustments		(2)
Balance at end of period		$428

Total stockholders’ equity as of December 31, 2008		$96,750
Changes attributable to AT&T stockholders		3,226
Changes attributable to noncontrolling interest		25
Total stockholders’ equity as of September 30, 2009		$100,001
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2009

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

For interim periods, we calculate income taxes by determining an expected annual effective tax rate and applying that rate to pre-tax income for the period. The resulting tax expense is then adjusted for the impact of significant events or issues that arise during the period, such as enactment of tax legislation or resolution of tax controversies. During the third quarter of 2009, we recorded a benefit related to the favorable resolution of federal and state audit issues, which resulted in a decrease to our effective tax rate for the period.

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

Valuation and Other Adjustments  In accordance with GAAP, we established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. At September 30, 2009, we had severance accruals of $516. At December 31, 2008, we had severance accruals of $752.

Included in the current liabilities reported on our consolidated balance sheets are accruals established prior to 2009. These liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation and Dobson Communications Corporation. Following is a summary of the accruals recorded at December 31, 2008, cash payments made during 2009, and the adjustments thereto.

	12/31/08	Cash	Adjustments	9/30/09
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$140	$(105)	$(23)	$12
Pension and postemployment benefit plans	103	(4)	-	99
Lease terminations	387	(54)	(16)	317
Equipment removal and other related costs	88	(38)	(6)	44
Total	$718	$(201)	$(45)	$472

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Recent Accounting Standards

Accounting Standards Codification  In June 2009, the FASB issued standards that established the FASB Accounting Standards Codification (ASC or Codification) as the source of authoritative GAAP by the FASB for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date. The FASB uses Accounting Standards Updates (ASU) to amend the ASC. These standards are effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009, for us).

Subsequent Events  In May 2009, the FASB issued a standard that established general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available for issuance. They were effective for interim and annual periods ending after June 15, 2009 (i.e., the quarterly period ended June 30, 2009, for us). In preparing the accompanying unaudited consolidated financial statements, we have reviewed all known events that have occurred after September 30, 2009, and through the filing on November 5, 2009, for inclusion in the financial statements and footnotes.

Noncontrolling Interests Reporting  In December 2007, the FASB issued a standard that requires noncontrolling interests held by parties other than the parent in subsidiaries to be clearly identified, labeled, and presented in the consolidated statements of financial position within equity, but separate from the parent’s equity. For us, the new standard became effective January 1, 2009, with restatement of prior financial statements and had no material impact on our financial position and results of operations.

Fair Value Measurement and Disclosures  In April 2009, the FASB issued staff positions that require enhanced disclosures, including interim disclosures, on financial instruments, determination of fair value in turbulent markets, and recognition and presentation of other-than-temporary impairments. These staff positions were effective for interim and annual reporting periods beginning in our second quarter of 2009, and they have increased quarterly disclosures but have not had an impact on our financial position and results of operations (see Note 6).

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-5), which amends existing GAAP for fair value measurement guidance by clarifying the fair value measurement requirements for liabilities that lack a quoted price in an active market. Per the Codification, a valuation technique based on a quoted market price for the identical or similar liability when traded as an asset or another valuation technique (e.g., an income or market approach) that is consistent with the underlying principles of GAAP for fair value measurements would be appropriate. ASU 2009-5 was effective August 2009, the issuance date, and had no material impact on our financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12), which provides guidance for an investor on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment when the fair value for the primary investment is not readily determinable. It affects certain investments that are required or permitted by GAAP to be measured or disclosed at fair value on a recurring or nonrecurring basis. It requires disclosures by major category of investment about certain attributes (e.g., applicable redemption restrictions, unfunded commitments to the issuer of the investments, and the investment strategies of that issuer). ASU 2009-12 will be effective for interim and annual periods ending on or after December 15, 2009 (i.e., the year ending December 31, 2009, for us). Fair value standards apply not only to the investments we hold but also to investments held by our benefit plans. We are currently evaluating the impact on our financial position and results of operations.

Variable Interest Entities  In June 2009, the FASB issued a standard that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e., January 1, 2010, for us), and we are currently evaluating its impact on our financial position and results of operations.

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Revenue Arrangements with Multiple Deliverables  In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), which addresses how revenues should be allocated among all products and services included in our sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010 (i.e., the year beginning January 1, 2011, for us). The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations.

Software  In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope. ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole” and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale. Additional disclosures will discuss allocation of revenue to products and services and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (i.e., the year beginning January 1, 2011, for us). ASU 2009-14 has the same effective date, including early adoption provisions, as ASU 2009-13. Companies must adopt ASU 2009-14 and ASU 2009-13 at the same time. We are currently evaluating the impact on our financial position and results of operations.

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2009 and 2008 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustment, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate locks.

Following is our comprehensive income with the respective tax impacts for the three months and nine months periods ending September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$3,275	$3,289	$9,752	$10,651
Other comprehensive income, net of tax:
Foreign currency translation adjustment (includes $6, $3, $(2) and $8 attributable to noncontrolling interest), net of taxes of $1, $(75), $45 and $(15)	2	(139)	86	(29)
Net unrealized gains (losses) on securities:
Unrealized gains (losses), net of taxes of $115, $(118), $130 and $(153)	229	(220)	258	(284)
Less reclassification adjustment realized in net income, net of taxes of $(17), $(6), $24 and $(15)	(34)	(12)	43	(28)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on cross currency swaps, net of taxes of $(26), $24, $169 and $(28)	(52)	44	316	(52)
Unrealized gain (loss) on interest rate locks, net of taxes of $(30), $0, $(1) and $(2)	(60)	-	(10)	(3)
Reclassification adjustment for losses on cash flow hedges included in net income, net of taxes of $2, $2, $6 and $6	4	4	11	13
Defined benefit postretirement plans:
Amortization of net actuarial (gain) loss and prior service benefit included in net income, net of taxes of $32, $(17), $99 and $(50)	64	(31)	190	(90)
Other	-	(1)	-	(1)
Other comprehensive income (loss)	153	(355)	894	(474)
Less: Total comprehensive income attributable to the noncontrolling interest	(89)	(62)	(234)	(196)
Total Comprehensive IncomeAttributable to AT&T	$3,339	$2,872	$10,412	$9,981

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the three and nine months ended September 30, 2009 and 2008 are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerators
Numerator for basic earnings per share:
Net income attributable to AT&T	$3,192	$3,230	$9,516	$10,463
Dilutive potential common shares:
Other stock-based compensation	2	2	7	7
Numerator for diluted earnings per share	$3,194	$3,232	$9,523	$10,470
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,901	5,893	5,899	5,938
Dilutive potential common shares:
Stock options	3	6	3	12
Other stock-based compensation	18	22	20	21
Denominator for diluted earnings per share	5,922	5,921	5,922	5,971
Basic earnings per share	$0.54	$0.55	$1.61	$1.76
Diluted earnings per share	$0.54	$0.55	$1.61	$1.75

At September 30, 2009, we had issued and outstanding options to purchase approximately 180 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 158 million shares in the third quarter and 165 million for the first nine months were above the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At September 30, 2009, the exercise price of 19 million share options was below market price.

At September 30, 2008, we had issued and outstanding options to purchase approximately 206 million shares of AT&T common stock. The exercise prices of options to purchase a weighted average of 173 million shares in the third quarter and 131 million for the first nine months were above the average market price of AT&T stock. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective period. At September 30, 2008, the exercise price of 34 million share options was below market price.

AT&T INC.
SEPTEMBER 30, 2009

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

Segment assets at September 30, 2009 were materially unchanged from the year ended December 31, 2008 with the exception of other segment assets. Our other segment assets totaled $14,078, which increased $5,376, or 61.8%, primarily due to an increase in cash.

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$13,627	$15,706	$1,161	$360	$1	$30,855
Intersegment revenues	27	598	19	67	(711)	-
Total segment operating revenues	13,654	16,304	1,180	427	(710)	30,855
Operations and support expenses	8,877	11,097	721	571	(709)	20,557
Depreciation and amortization expenses	1,418	3,289	158	45	-	4,910
Total segment operating expenses	10,295	14,386	879	616	(709)	25,467
Segment operating income (loss)	3,359	1,918	301	(189)	(1)	5,388
Interest expense	-	-	-	-	853	853
Equity in net income of affiliates	-	9	-	172	-	181
Other income (expense) – net	-	-	-	-	27	27
Segment income (loss) before income taxes	$3,359	$1,927	$301	$(17)	$(827)	$4,743

For the nine months ended September 30, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$39,687	$47,765	$3,621	$1,086	$1	$92,160
Intersegment revenues	72	1,743	59	202	(2,076)	-
Total segment operating revenues	39,759	49,508	3,680	1,288	(2,075)	92,160
Operations and support expenses	25,620	33,659	2,221	1,404	(2,074)	60,830
Depreciation and amortization expenses	4,288	9,787	500	124	-	14,699
Total segment operating expenses	29,908	43,446	2,721	1,528	(2,074)	75,529
Segment operating income (loss)	9,851	6,062	959	(240)	(1)	16,631
Interest expense	-	-	-	-	2,581	2,581
Equity in net income of affiliates	-	17	-	531	1	549
Other income (expense) – net	-	-	-	-	43	43
Segment income (loss) before income taxes	$9,851	$6,079	$959	$291	$(2,538)	$14,642

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2008
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$12,571	$17,003	$1,333	$435	$-	$31,342
Intersegment revenues	47	547	17	66	(677)	-
Total segment operating revenues	12,618	17,550	1,350	501	(677)	31,342
Operations and support expenses	8,838	11,456	735	396	(679)	20,746
Depreciation and amortization expenses	1,401	3,352	194	29	2	4,978
Total segment operating expenses	10,239	14,808	929	425	(677)	25,724
Segment operating income (loss)	2,379	2,742	421	76	-	5,618
Interest expense	-	-	-	-	858	858
Equity in net income of affiliates	-	9	-	248	-	257
Other income (expense) – net	-	-	-	-	(23)	(23)
Segment income before income taxes	$2,379	$2,751	$421	$324	$(881)	$4,994

For the nine months ended September 30, 2008
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Revenues from external customers	$36,333	$51,149	$4,114	$1,356	$-	$92,952
Intersegment revenues	143	1,633	60	201	(2,037)	-
Total segment operating revenues	36,476	52,782	4,174	1,557	(2,037)	92,952
Operations and support expenses	23,750	34,141	2,293	1,802	(2,038)	59,948
Depreciation and amortization expenses	4,327	9,814	609	88	1	14,839
Total segment operating expenses	28,077	43,955	2,902	1,890	(2,037)	74,787
Segment operating income (loss)	8,399	8,827	1,272	(333)	-	18,165
Interest expense	-	-	-	-	2,577	2,577
Equity in net income of affiliates	5	18	-	689	-	712
Other income (expense) – net	-	-	-	-	97	97
Segment income before income taxes	$8,404	$8,845	$1,272	$356	$(2,480)	$16,397

AT&T INC.
SEPTEMBER 30, 2009

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with GAAP standards for employers’ accounting for pensions and other postretirement benefits. In the following table, gains are denoted with parentheses and losses are not. A portion of these expenses is effectively capitalized as part of the benefit load on internal construction and capital expenditures, historically averaging approximately 10%.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension (benefit) cost:
Service cost – benefits earned during the period	$265	$294	$808	$880
Interest cost on projected benefit obligation	835	830	2,525	2,489
Expected return on assets	(1,140)	(1,400)	(3,421)	(4,201)
Amortization of prior service cost	6	34	62	100
Recognized actuarial loss	163	1	495	7
Net pension (benefit) cost	$129	$(241)	$469	$(725)

Postretirement (benefit) cost:
Service cost – benefits earned during the period	$81	$108	$257	$322
Interest cost on accumulated postretirement
benefit obligation	595	637	1,856	1,912
Expected return on assets	(239)	(331)	(716)	(995)
Amortization of prior service benefit	(134)	(92)	(313)	(271)
Recognized actuarial loss (gain)	-	-	(1)	-
Postretirement cost	$303	$322	$1,083	$968

Combined net pension and postretirement cost	$432	$81	$1,552	$243

Our combined net pension and postretirement cost increased $351 in the third quarter and $1,309 for the first nine months of 2009. The increase was due to lower expected return on assets and an increase in amortization of actuarial losses, both primarily from investment losses in 2008. As allowed under GAAP, we use a method in which gains and losses are amortized only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets (MRVA). Under GAAP, the expected long-term rate of return is calculated on the MRVA. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of up to five years. However, we use a methodology, allowed under GAAP, under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. The use of this policy increased pre-capitalization pension and postretirement cost by approximately $400 in the third quarter and $1,200 for the first nine months of 2009. This methodology did not have a significant effect on our 2008 combined net pension and postretirement benefits.

In August 2009, non-management retirees were informed of medical and drug coverage changes. In addition, we adopted changes to our pension plans consistent with the Pension Protection Act. Because of these modifications of retiree benefits, our amortization of prior service (benefit) cost also changed, reducing costs by $128 for the third quarter of 2009. We anticipate the fourth quarter will show cost reductions consistent with the reductions that began in August.

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension (benefit) cost for non-U.S. plans of ($2) in the third quarter and ($4) for the first nine months of 2009 and $4 in the third quarter and $11 for the first nine months of 2008.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension cost, which is not included in the table above, was $42 in the third quarter, $35 of which was interest cost, and $125 for the first nine months of 2009, $105 of which was interest cost. Net supplemental retirement pension benefits cost was $45 in the third quarter, $35 of which was interest cost, and $136 for the first nine months of 2008, $106 of which was interest cost.

NOTE 6. FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows at September 30, 2009:

	2009
	Carrying	Fair
	Amount	Value
Notes and debentures	$72,471	$76,588
Commercial paper	-	-
Bank borrowings	25	25
Available-for-sale securities	1,952	1,952

GAAP standards require disclosures for financial assets and liabilities that are remeasured at fair value at least annually. GAAP standards establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. Substantially all of our available-for-sale securities are valued using quoted market prices (referred to as Level 1). Adjustments to fair value are recorded in accumulated other comprehensive income (OCI) until the investment is sold or experiences an other-than-temporary decline in fair value (see Note 2). All of our derivatives are Level 2.

The fair values of our notes and debentures were estimated based on quoted market prices, where available, or on the net present value method of expected future cash flows using current interest rates. The carrying value of debt with an original maturity of less than one year approximates market value.

Our available-for-sale securities are carried at fair value, and realized gains and losses on these securities were included in “Other income (expense) – net” in the consolidated statements of income. The fair value of our available-for-sale securities was principally determined based on quoted market prices, and the carrying amount of the remaining securities approximates fair value. These securities include $1,566 of equities, $303 in government fixed income bonds and $83 of other securities.

Our short-term investments, other short-term and long-term held-to-maturity investments and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values.

Derivatives  We use interest rate swaps, interest rate locks and foreign currency exchange contracts to manage our market risk to changes in interest rates and foreign exchange rates. We do not use financial instruments for trading or speculative purposes. Virtually all of our derivatives are designated as fair value hedges or cash flow hedges.

AT&T INC.
SEPTEMBER 30, 2009

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

Cash Flow Hedging Unrealized gains or losses on derivatives designated as cash flow hedges are recorded at fair value as assets or liabilities respectively for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized in income from continuing operations in each current period.

We designate our combined interest rate foreign currency swap agreements (cross-currency swaps) as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro- and British pound sterling-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each period. In the period ending September 30, 2009, no material ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses at the time we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the nine months ending September 30, 2009, no material ineffectiveness was measured. Over the next 12 months, we expect to reclassify $21 from OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2011.

We enter into foreign exchange contracts with third parties to manage our exposure to changes in currency exchange rates related to foreign currency-denominated transactions. Some of these instruments are designated as cash flow hedges while others are not, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income over the next few months as the hedged funds are spent by our foreign subsidiaries, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the nine months ended September 30, 2009, no material ineffectiveness was measured.

The balance of the derivative loss in accumulated other comprehensive loss was $166 at September 30, 2009, and $483 at December 31, 2008.

Collateral and Credit-Risk Contingency We have entered into agreements with most of our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2009, we held $247 of counterparty collateral (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level, we would have been required to post collateral of $23 (a deposit asset). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the size of our outstanding derivative positions:

Volume of Derivative Activity
September 30,
2009
Notional Value

Interest rate swaps	$9,000
Cross-currency swaps	7,502
Interest rate locks	2,800
Foreign exchange contracts	139

Following are our derivative instruments and their related hedged items affecting our financial position and performance:

Fair Value of Derivatives in the Consolidated Balance Sheet
Derivatives designated as hedging instruments and reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

September 30,
Asset Derivatives	2009

Interest rate swaps	$436
Cross-currency swaps	471
Interest rate locks	19
Foreign exchange contracts	-
Total	$926

September 30,
Liability Derivatives	2009

Cross-currency swaps	$(449)
Interest rate locks	(92)
Foreign exchange contracts	-
Total	$(541)

AT&T INC.
SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Effect of Derivatives on the Consolidated Income Statement
	Three months ended	Nine months ended
Fair Value Hedge Relationships	September 30, 2009	September 30, 2009

Interest rate swaps (Interest expense):
Gain/(Loss) on swap	$79	$(141)
Gain/(Loss) on long-term debt	(79)	141
In addition, the net swap settlements that accrued and settled in the three and nine months ended September 30, 2009 were also reported as reductions of interest expense.

Cash Flow Hedge Relationships

Cross-currency swaps:
Gain/(Loss) recognized in OCI	$(78)	$485
Other income (expense) reclassified from OCI into income	-	-

Interest rate locks:
Gain/(Loss) recognized in OCI	(90)	(11)
Interest income (expense) reclassified from OCI into income	(6)	(17)

Non-designated Hedging Instruments

Foreign exchange contracts (Other income)	$-	$1

AT&T INC.
SEPTEMBER 30, 2009

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2009 and 2008 are summarized as follows:

	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Operating Revenues	$30,855	$31,342	(1.6)%	$92,160	$92,952	(0.9)%
Operating expenses
Cost of sales	12,885	13,022	(1.1)	37,605	36,914	1.9
Selling, general and administrative	7,672	7,724	(0.7)	23,225	23,034	0.8
Depreciation and amortization	4,910	4,978	(1.4)	14,699	14,839	(0.9)
Total Operating Expenses	25,467	25,724	(1.0)	75,529	74,787	1.0
Operating income	5,388	5,618	(4.1)	16,631	18,165	(8.4)
Income before income taxes	4,743	4,994	(5.0)	14,642	16,397	(10.7)
Net Income Attributable to AT&T	$3,192	$3,230	(1.2)%	$9,516	$10,463	(9.1)%

Overview
Operating income  Our operating income decreased $230, or 4.1%, in the third quarter and $1,534, or 8.4%, for the first nine months of 2009, primarily due to the decline in voice revenues along with an increase in pension and other postemployment benefits (OPEB) expense, partially offset by continued growth in wireless service revenue and wireline data revenue and decreases in wireline expenses. Operating income also decreased in part due to higher cost of equipment sales in our wireless segment mainly attributed to the continued success of the Apple iPhone. These factors were the primary causes of our operating income margin decreasing from 17.9% to 17.5% in the third quarter and from 19.5% to 18.0% for the first nine months of 2009.

Operating revenues  Our operating revenues decreased $487, or 1.6%, in the third quarter and $792, or 0.9%, for the first nine months primarily due to the continuing decline in voice revenues and a decline in directory revenue driven by lower print revenue. These declines were partially offset by continued growth in wireless service revenue due to an increase in average customers of 9.1%, driven in part by the continued success of the Apple iPhone, and an increase in wireline data revenue largely due to Internet Protocol (IP) data growth, including U-verse and broadband growth. Consistent with our quarterly and year to date results, we expect our 2009 revenues to be slightly lower than our 2008 revenues.

The declines in our voice and advertising revenues reflect continuing economic pressures on our customers as well as increasing competition. Total retail consumer voice connections decreased 11.8%. Business customers also disconnected switched access lines, reduced usage-based services and reduced print advertising. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose the voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of sales expenses decreased $137, or 1.1%, in the third quarter and increased $691, or 1.9%, for the first nine months. The decrease in the third quarter was primarily due to reductions in wireline expenses partially offset by increases in pension/OPEB expenses as well as higher upgrade equipment costs driven by higher Apple iPhone sales. The increase in the first nine months was primarily due to higher upgrade costs and higher equipment costs related to the continued success of the Apple iPhone and other smartphones along with an increase in pension/OPEB expenses. Pension/OPEB expense increased due to lower expected return on assets and an increase in amortization of actuarial losses, both primarily from investment losses in 2008. Partially offsetting these nine-month increases were decreases in wireline expenses primarily driven by employee-related costs (excluding pension/OPEB) due to workforce reductions.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $52, or 0.7%, in the third quarter and increased $191, or 0.8%, for the first nine months. The decrease in the third quarter was primarily due to lower advertising & promotions and indirect commissions expenses along with a decrease in employee-related costs due to workforce reductions. These decreases were partially offset by an increase in pension/OPEB expense and severance. The increase in the first nine months was primarily due to higher commissions expenses associated with the Apple iPhone and traditional upgrade sales and an increase in pension/OPEB expense. Selling, general and administrative expenses also increased due to higher customer service costs resulting from wireless subscriber growth along with increased support for data services and integrated devices. These increases were partially offset by decreases in employee-related costs (excluding pension/OPEB) due to workforce reductions along with decreases in advertising & promotions expense.

Depreciation and amortization expenses decreased $68, or 1.4%, in the third quarter and $140, or 0.9%, for the first nine months. Depreciation and amortization remained relatively stable in the third quarter, and for the first nine months, as the declining amortization of identifiable intangible assets, primarily customer relationships, was offset by increased depreciation resulting from capital additions.

Interest expense decreased $5, or 0.6%, in the third quarter and increased $4, or 0.2%, for the first nine months of 2009. Interest expense remained relatively stable in the third quarter, and for the first nine months. During the third quarter, interest expense decreased slightly due to a decrease in our average debt balance mostly offset by an increase in our weighted average interest rate, related to a change in our mix of debt, along with lower interest charged during construction. For the nine months, interest expense increased slightly due to an increase in our average debt balance mostly offset by higher interest charged during construction. Interest during construction is primarily related to preparing wireless spectrum for advanced services and is higher in 2009 due to acquisition of significant amounts of spectrum for advanced services late in the first quarter of 2008.

Equity in net income of affiliates decreased $76, or 29.6%, in the third quarter and decreased $163, or 22.9%, for the first nine months of 2009. The declines were primarily due to decreased operating results at Telefonos de Mexico, S.A. de C.V. (Telmex) and foreign currency translation losses at América Móvil S.A. de C.V. (América Móvil) and Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) partially offset by increased operating results at América Móvil.

Other income (expense) – net  We had other income of $27 in the third quarter and $43 for the first nine months of 2009, compared to other expense of $23 in the third quarter and income of $97 for the first nine months of 2008. Results in the third quarter of 2009 included a $20 gain on spectrum sale, and $23 of interest and leveraged lease income partially offset by a $17 reserve for net investments losses. Results in the third quarter of 2008 included $46 loss on the sale of administrative buildings and other non-strategic assets and $44 related to asset impairments, partially offset by $54 of interest and dividend income.

Results for the first nine months of 2009 included $86 of interest, dividend and leveraged lease income, $42 of gains on the sales of securities and a professional services business, and a $16 gain on the sale of investments partially offset by $102 related to asset impairment. Results for the first nine months of 2008 primarily included $177 of interest, dividend and leveraged lease income and a $79 gain on sale of investments, partially offset by $89 loss on the sale of land and other non-strategic assets and $75 related to asset impairment.

Income taxes decreased $237, or 13.9%, in the third quarter and $856, or 14.9%, for the first nine months of 2009. The decrease in income taxes in the third quarter was primarily due to a reduction in income before income taxes and to a benefit related to the resolution of federal and state audit issues. The decrease in income taxes for the first nine months was primarily due to lower income before income taxes. The resolution of tax issues also had a positive impact on our effective tax rates, which were 31.0% in the third quarter of 2009 compared to 34.1% in the third quarter of 2008, and 33.4% for the first nine months of 2009 compared to 35.0% for the first nine months of 2008. In July 2009, in the case regarding the tax treatment of Universal Service Fund receipts on our 1998 and 1999 tax returns, the U.S. District Court granted the Government’s motion for summary judgment and entered final judgment for the Government. We appealed the final judgment to the United States Court of Appeals for the Fifth Circuit.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	September 30,
	2009	2008
Wireless customers (000)	81,596	74,871
Postpaid wireless customers (000)	63,434	58,735
Consumer revenue connections (000) 1,2	45,659	47,547
Network access lines in service (000) 2	50,833	57,191
Broadband connections (000) 2,3,7	17,083	15,965
Video connections (000) 4	4,012	2,963
Debt ratio 5,7,8	42.1%	40.5%
Ratio of earnings to fixed charges 6	4.55	5.20
Number of AT&T employees	284,970	303,530
1	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
2	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3	Broadband connections include DSL, U-verse High-Speed Internet access, satellite broadband and 3G LaptopConnect cards
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 1,817 in 2009 and 781 in 2008).
5	See our “Liquidity and Capital Resources” section for discussion.
6	See Exhibit 12.
7	Prior year amounts restated to conform to current period reporting methodology.
8
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. Cash on hand was $6,167 as of September 30, 2009, and $1,792 as of December 31, 2008.

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
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Segment operating revenues
Service	$12,399	$11,273	10.0%	$36,050	$32,869	9.7%
Equipment	1,255	1,345	(6.7)	3,709	3,607	2.8
Total Segment Operating Revenues	13,654	12,618	8.2	39,759	36,476	9.0
Segment operating expenses
Operations and support	8,877	8,838	0.4	25,620	23,750	7.9
Depreciation and amortization	1,418	1,401	1.2	4,288	4,327	(0.9)
Total Segment Operating Expenses	10,295	10,239	0.5	29,908	28,077	6.5
Segment Operating Income	3,359	2,379	41.2	9,851	8,399	17.3
Equity in Net Income of Affiliates	-	-	-	-	5	-
Segment Income	$3,359	$2,379	41.2%	$9,851	$8,404	17.2%

Operating Income and Margin Trends
Our wireless segment operating income increased $980, or 41.2%, in the third quarter and $1,452, or 17.3%, for the first nine months of 2009, reflecting an increase in our customer base. Our wireless segment operating income margin was 24.6% in the third quarter of 2009 and 24.8% for the first nine months of 2009, compared to margins of 18.9% in the third quarter of 2008 and 23.0% for the first nine months of 2008. The higher margins in 2009 were primarily due to service revenue growth of $1,126, or 10.0%, in the third quarter and $3,181, or 9.7%, for the first nine months of 2009, as well as benefits from churn improvements and further growth in the company’s base of integrated device and Apple iPhone subscribers. These factors offset increased acquisition costs associated with Apple iPhone activations.

The majority of the improvement in our revenue results was due to the increase in our customer base of 6.7 million since September 30, 2008. As of September 30, 2009, we served 81.6 million wireless customers. Contributing to our customer base increase was improvement in the postpaid and overall customer turnover (churn) rate for the third quarter of 2009 as well as strong Apple iPhone sales. Our total churn rate improved in the third quarter of 2009 to 1.43% from 1.69% in the third quarter of 2008. Our postpaid churn rate improved to 1.17% compared to 1.22% in the third quarter of 2008.

Average service revenue per user (ARPU) in the third quarter of 2009 grew to $51.21 from $50.80 in the third quarter of 2008. Data services ARPU grew 22.4% in the third quarter of 2009, partially offset by a decline in voice and other service ARPU of 6.1%. We expect continued growth from data services as more customers purchase advanced integrated handsets including the Apple iPhone, broadband laptop cards and as our third-generation network continues to expand. Voice service ARPU declined due to lower postpaid overage charges, access charges, roaming revenues and long-distance usage. Voice service ARPU decline was also driven by increases in our reseller customer base, which have lower ARPU than traditional postpaid customers. We expect continued pressure on voice service ARPU.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Service revenues are comprised of voice, data and other revenue. Service revenues increased $1,126, or 10.0%, in the third quarter of 2009 and $3,181, or 9.7%, for the first nine months of 2009. The increase in service revenues primarily consisted of:
•
Data revenue increases of $916, or 33.6%, in the third quarter of 2009 and $2,734, or 36.3%, for the first nine months primarily due to the increased number of data users and an increase in data ARPU of 22.4% in the third quarter of 2009 and 24.6% for the first nine months of 2009. Data revenue growth was primarily driven by strong increases in wireless internet access, messaging and data access revenues. This primarily resulted from increased use of more advanced integrated devices, including the Apple iPhone, which can provide for the data services previously mentioned. Data service revenues represented 29.4% of wireless service revenues in the third quarter of 2009 and 28.5% for the first nine months of 2009, up from 24.2% in the third quarter of 2008 and 22.9% for the first nine months of 2008.

•
Voice and other revenue increases of $210, or 2.5%, in the third quarter of 2009 and $447, or 1.8%, for the first nine months of 2009, primarily due to an increase in the average number of wireless customers of 9.1% and 9.4% for the three and nine-month periods, respectively. The subscriber growth impacts on voice and other revenue were partially offset by a decline in voice and other service ARPU of 6.1% and 6.9% for the third quarter and the first nine months of 2009, respectively.

Equipment revenues decreased $90, or 6.7%, in the third quarter of 2009 and increased $102, or 2.8%, for the first nine months of 2009. The quarterly decrease was due to lower traditional handset sales, partially offset for the quarter and more than offset for the first nine months, by sales of more advanced integrated devices, such as the Apple iPhone, than in prior periods.

Operations and support expenses increased $39, or 0.4%, in the third quarter and $1,870, or 7.9%, for the first nine months of 2009. The quarterly increase was primarily due to Interconnect, USF and reseller expense increases of $140, equipment cost increases of $104, reflecting in part Apple iPhone sales, customer service cost increases of $58, and other administrative cost increases of $73. These increases were substantially offset by selling-related expense decreases of $210, network system cost decreases of $86, and roaming expense decreases of $42.

The nine-month increase was primarily due to equipment cost increases of $1,054, reflecting the higher acquisition cost of more advanced, integrated devices, such as the Apple iPhone, compared to prior periods, customer service cost increases of $652, Interconnect, USF and reseller expense increases of $321, and other administrative cost increases of $144. These increases were partially offset by selling related expense decreases of $120, roaming expense decreases of $119, and network system cost decreases of $29. Total equipment costs continue to be higher than equipment revenues due to the sale of discounted handsets to customers.

Depreciation and amortization expenses increased $17, or 1.2%, in the third quarter of 2009 and decreased $39, or 0.9%, for the first nine months of 2009. Amortization expense decreased $111, or 22.3%, in the third quarter of 2009 and $348, or 21.8%, for the first nine months primarily due to lower amortization of intangibles related to our acquisition of BellSouth’s 40% ownership interest in AT&T Mobility. We apply accelerated amortization methods, which result in lower expense each year as the remaining useful life of the asset decreases.

Depreciation expense increased $129, or 14.2%, in the third quarter of 2009 and $309, or 11.3%, for the first nine months of 2009 primarily due to increased expense related to ongoing capital spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless Supplementary Operating and Financial Data
	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Wireless Customers (000)				81,596	74,871	9.0%
Net Customer Additions (000)	2,026	1,976	2.5%	4,617	4,604	0.3%
Total Churn	1.43%	1.69%	-26 BP	1.49%	1.69%	-20 BP

Postpaid Customers (000)				63,434	58,735	8.0%
Net Postpaid Customer Additions (000)	1,385	1,693	(18.2)%	3,413	3,292	3.7%
Postpaid Churn	1.17%	1.22%	-5 BP	1.15%	1.19%	-4 BP

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Segment operating revenues
Voice	$8,132	$9,515	(14.5)%	$25,289	$29,191	(13.4)%
Data	6,747	6,401	5.4	19,900	18,893	5.3
Other	1,425	1,634	(12.8)	4,319	4,698	(8.1)
Total Segment Operating Revenues	16,304	17,550	(7.1)	49,508	52,782	(6.2)
Segment operating expenses
Operations and support	11,097	11,456	(3.1)	33,659	34,141	(1.4)
Depreciation and amortization	3,289	3,352	(1.9)	9,787	9,814	(0.3)
Total Segment Operating Expenses	14,386	14,808	(2.8)	43,446	43,955	(1.2)
Segment Operating Income	1,918	2,742	(30.1)	6,062	8,827	(31.3)
Equity in Net Income of Affiliates	9	9	-	17	18	(5.6)
Segment Income	$1,927	$2,751	(30.0)%	$6,079	$8,845	(31.3)%

Operating Income and Margin Trends
Our wireline segment operating income decreased $824, or 30.1%, in the third quarter of 2009 and $2,765, or 31.3%, for the first nine months of 2009. For the third quarter of 2009 and 2008, our wireline segment operating income margin decreased from 15.6% to 11.8%, and for the first nine months decreased from 16.7% in 2008 to 12.2% in 2009. Operating income continued to be pressured by access line declines due to economic pressures on our consumer and business wireline customers and increased competition, as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies such as wireless and VoIP. Our strategy is to offset these line losses by increasing revenues from customer connections for data, including video, broadband and VoIP. Additionally, we have the opportunity to increase wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The decline in segment voice revenue was partially offset by continued growth in data revenue. Also contributing to pressure on our operating margins was increased pension/OPEB expense in 2009.

Operating Results
Voice revenues decreased $1,383, or 14.5%, in the third quarter and $3,902, or 13.4%, for the first nine months of 2009 primarily due to the continuing decline in demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $753, or 13.3%, in the third quarter and $2,097, or 12.1%, for the first nine months of 2009. The decrease was driven primarily by an 11% decline in switched access lines and a decrease in average local voice revenue per user. Additionally, there was a decline in revenues from our national mass-market customers of approximately $38 in the third quarter and $119 for the first nine months of 2009. We expect our local voice revenue to continue to be negatively affected by the continuing economic recession and increased competition from alternative technologies.

•
Long-distance revenues decreased $577, or 16.5%, in the third quarter and $1,623, or 15.2%, for the first nine months of 2009. The decrease was primarily due to lower demand for long-distance service from global businesses and consumer customers, which decreased $442 in the third quarter and $1,200 for the first nine months of 2009, and declines in the number of our national mass-market customers, which decreased revenues $135 in the third quarter and $423 for the first nine months of 2009.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $346, or 5.4%, in the third quarter and $1,007, or 5.3%, for the first nine months of 2009. Data revenues accounted for approximately 40% of wireline operating revenues in 2009 and 36% in 2008. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $526 in the third quarter and $1,420 for the first nine months of 2009 primarily due to growth in U-verse video, broadband and virtual private networks (VPN). U-verse increased approximately $415 in the third quarter and $1,077 for the first nine months of 2009. VPN increased approximately $116 in the third quarter and $344 for the first nine months of 2009. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Packet switched data services, which include frame relay and asynchronous transfer mode services, decreased $150, or 23.2%, in the third quarter and $396, or 19.9%, for the first nine months of 2009. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services, and the continuing economic recession. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues decreased $209, or 12.8%, in the third quarter and $379, or 8.1%, for the first nine months of 2009. Integration services, customer premises equipment (CPE), government-related services and managed services account for more than 60% of total other revenue for all periods. Revenue from equipment sales and related network integration decreased by $179 in the third quarter and $447 for the first nine months of 2009 primarily related to CPE. Managed services increased $23 in the third quarter and $163 for the first nine months of 2009 due to ongoing agreements. Government professional services decreased $41 in the third quarter and $85 for the first nine months of 2009.

Operations and support expenses decreased $359, or 3.1%, in the third quarter and $482, or 1.4%, for the first nine months of 2009. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, operator services, information technology and property taxes. Operations and support expenses also include provision for uncollectible accounts; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The decrease was primarily due to lower employee related costs (excluding pension/OPEB) of $325 in the third quarter and $675 for the first nine months of 2009, driven by workforce reductions. Other cost reductions included decreases in traffic compensation (primarily related to lower international long-distance revenues, and lower volume of calls from our declining national mass-market customer base) of $159 in the third quarter and $651 for the first nine months, and nonemployee-related expenses, such as uncollectibles, materials and supplies costs, of $159 in the third quarter and $267 for the first nine months.

Partially offsetting these decreases was an increase in pension/OPEB expense of $291 in the third quarter and $1,134 in the first nine months due to lower expected return on assets and an increase in amortization of actuarial losses, both primarily from investment losses in 2008. See Note 5 for more information related to pension/OPEB expense.

Depreciation and amortization expenses decreased $63, or 1.9%, in the third quarter and $27, or 0.3%, for the first nine months of 2009. The decrease is primarily related to accelerated depreciation used for the amortization of intangibles for the customer lists associated with AT&T Corp., BellSouth and Yahoo.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wired Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at September 30, 2009 and 2008 are shown below and access line trends are addressed throughout this segment discussion.

(in 000s)
	September 30,	September 30,	% Increase
	2009	2008	(Decrease)
Switched Access Lines 1
Retail Consumer	27,363	31,751	(13.8)%
Retail Business 2	20,534	22,139	(7.2)
Retail Subtotal 2	47,897	53,890	(11.1)
Percent of total switched access lines	94.2%	94.2%

Wholesale 2	2,844	3,162	(10.1)
Percent of total switched access lines	5.6%	5.6%

Payphone (Retail and Wholesale) 3	92	139	(33.8)
Percent of total switched access lines	0.2%	0.2%

Total Switched Access Lines	50,833	57,191	(11.1)%

Total Retail Consumer Voice Connections 6	28,098	31,855	(11.8)%

Total Wired Broadband Connections 4	15,638	14,841	5.4%

Satellite service 5	2,195	2,182	0.6%
U-verse video	1,817	781	-
Video Connections	4,012	2,963	35.4%
1	Represents access lines served by AT&T’s ILECs and affiliates.
2	Prior period amounts restated to conform to current period reporting methodology.
3	Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
4	Total wired broadband connections include DSL, U-verse high-speed Internet access and satellite broadband.
5	Satellite service includes connections under our agency and resale agreements.
6	Includes consumer U-verse Voice over IP connections.

Advertising Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Total Segment Operating Revenues	$1,180	$1,350	(12.6)%	$3,680	$4,174	(11.8)%
Segment operating expenses
Operations and support	721	735	(1.9)	2,221	2,293	(3.1)
Depreciation and amortization	158	194	(18.6)	500	609	(17.9)
Total Segment Operating Expenses	879	929	(5.4)	2,721	2,902	(6.2)
Segment Income	$301	$421	(28.5)%	$959	$1,272	(24.6)%

Operating Results
Our advertising solutions operating income margin was 25.5% in the third quarter of 2009, compared to 31.2% in the third quarter of 2008, and 26.1% for the first nine months of 2009, compared to 30.5% for the first nine months of 2008.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating revenues decreased $170, or 12.6%, in the third quarter and $494, or 11.8%, for the first nine months of 2009 largely driven by continued declines in print revenue of $209 in the third quarter and $555 for the first nine months as customers reduced or eliminated print ad purchases due to the continuing economic recession and a shift to Internet-based advertising and local search. Sales agency revenue also declined $30 for the first nine months due primarily to the sale of a sales agency business. These decreases were partially offset by increased Internet revenue of $37 in the third quarter and $106 for the first nine months.

Operating expenses decreased $50, or 5.4%, in the third quarter and $181, or 6.2%, for the first nine months of 2009 largely driven by decreased amortization of $36 in the third quarter and $107 for the first nine months, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth acquisition and decreases in print product related expenses of $6 in the third quarter and $52 in the first nine months.

Other
Segment Results
	Third Quarter			Nine-Month Period
	2009	2008	Percent Change	2009	2008	Percent Change

Total Segment Operating Revenues	$427	$501	(14.8)%	$1,288	$1,557	(17.3)%
Total Segment Operating Expenses	616	425	44.9	1,528	1,890	(19.2)
Segment Operating Income (Loss)	(189)	76	-	(240)	(333)	27.9
Equity in Net Income of Affiliates	172	248	(30.6)	531	689	(22.9)
Segment Income (Loss)	$(17)	$324	-	$291	$356	(18.3)%

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services and payphone), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues decreased $74, or 14.8%, in the third quarter and $269, or 17.3%, for the first nine months of 2009 primarily due to reduced revenues from our operator services, retail payphone operations, and Sterling.

Segment operating expenses increased $191, or 44.9%, in the third quarter and decreased $362, or 19.2%, for the first nine months of 2009. The increase in the third quarter 2009 is due to severance charges. The decrease in the first nine months was primarily due to the 2008 severance charges as a result of the restructure of our operations from a collection of regional companies to a single national approach.

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

	Third Quarter		Nine-Month Period
	2009	2008	2009	2008
América Móvil	$125	$136	$383	$406
Telmex	34	113	100	283
Telmex Internacional	14	-	51	-
Other	(1)	(1)	(3)	-
Other Segment Equity in Net Income of Affiliates	$172	$248	$531	$689

Equity in net income of affiliates decreased $76, or 30.6%, in the third quarter and decreased $158, or 22.9%, for the first nine months of 2009. The declines were primarily due to decreased operating results at Telmex and foreign currency translation losses at América Móvil and Telmex Internacional partially offset by increased operating results at América Móvil.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  We are continuing to expand our deployment of U-verse high-speed broadband and TV services. As of September 30, 2009, we have passed more than 20 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 72 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each as we continue to monitor these systems. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our request or have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In July 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. We have appealed that decision on the basis that state legislation rendered the case moot. Petitions have been filed at the FCC alleging that the manner in which AT&T provisions "public, educational, and governmental" (PEG) programming over its U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California State District Court raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation are applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that AT&T must deliver PEG programming in a manner substantially different from the way it does today or in ways that are inconsistent with AT&T’s current network architecture, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion is pending. A trial on the appropriate remedy has been set for June 1, 2010. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but will continue to evaluate the potential impact of this suit on our financial results as it progresses.

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment, and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive, or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss on July 27, 2009 and entered a final judgment on July 29, 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, we received notice that the plaintiffs in all cases have filed an appeal with the Ninth Circuit Court of Appeals.

Management believes these actions are without merit and intends to continue to defend these matters vigorously.

Labor Contracts  Contracts covering approximately 80,000 collectively-bargained wireline employees expired in early April 2009. Another contract covering approximately 11,000 wireline employees expired in late June. A remaining contract covering approximately 32,000 wireline employees expired on August 8, 2009. In the absence of an effective contract, the union is entitled to call a work stoppage. As of September 30, 2009, the Company and employees representing approximately 50 percent of these collectively-bargained wireline employees have ratified new labor agreements. These agreements provide for a three-year term and, for the vast majority of covered employees, a 3 percent wage increase in years one and two, a wage increase in year three of 2.75 percent, and pension band increases of 2 percent for each year of the agreement. For both wage and pension band increases, there is a potential cost-of-living increase based on the consumer price index for the third year. These agreements also provide for continued health care coverage with reasonable cost sharing.

On October 13, 2009, the Company and the Communications Workers of America (CWA) union reached a tentative four-year agreement covering approximately 26,000 wireline employees in the five Southwestern states where we provide local service. The agreement is subject to ratification by the covered employees by November 11, 2009. Ratification would bring the percentage of all collectively-bargained employees under contract to nearly 80 percent. The provisions of the tentative agreement are substantially similar to the provisions of the ratified agreements discussed above, with a wage increase in year four of 2.75 percent and a potential cost-of-living increase in year four instead of in year three.

Centennial Communications Acquisition  In November 2008, we agreed to acquire Centennial Communications Corp., a regional provider of wireless and wired communications services. On October 13, 2009, the acquisition received clearance from the U.S. Department of Justice and remains subject to approval from the Federal Communications Commission. The acquisition is now expected to close early in the fourth quarter of 2009.

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
SEPTEMBER 30, 2009

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

AT&T has previously noted that the broadband marketplace is robustly competitive and that we do not block consumers from accessing the lawful Internet sites of their choice. We therefore believe that prescriptive “net neutrality” rules are not only unnecessary but also counterproductive to the extent they would restrict broadband Internet access providers from developing innovative new services for consumers and/or content and application providers. Nor do we believe that wireless providers should be prohibited from entering into exclusive arrangements with handset manufacturers. It is widely recognized that the wireless industry in the United States is characterized by innovation, differentiation, declining prices and extensive competition among handset manufacturers, service providers and applications. For this reason, additional broadband regulation and new wholesale requirements are unwarranted.

Net Neutrality  On October 22, 2009, the FCC adopted a Notice of Proposed Rulemaking (NPRM) seeking comment on six proposed “net neutrality” rules that are intended to preserve the “free and open Internet.”  The proposed rules apply to providers of “broadband Internet access service” and state that, subject to “reasonable network management,” such a provider:

•	May not prevent any of its users from sending or receiving the lawful content of the user’s choice over the Internet.
•	May not prevent any of its users from running the lawful applications or using the lawful services of the user’s choice.
•	May not prevent any of its users from connecting to and using on its network the user’s choice of lawful devices that do not harm the network.
•	May not deprive any of its users of the user’s entitlement to competition among network providers, application providers, service providers and content providers.
•	Must treat lawful content, applications and services in a nondiscriminatory manner.
•
Must disclose such information concerning network management and other practices as is reasonably required for users and content, application and service providers to enjoy the protections specified in this part.

The NPRM states that the proposed rules would apply to all platforms over which broadband Internet access services is provided, including mobile wireless broadband, while recognizing that different platforms involve significantly different technologies, market structures, patterns of consumer usage and regulatory history. The comment cycle on the NPRM concludes in the first quarter of 2010. We are unable to determine the impact of this proceeding on our operating results and financial condition at this time.

ACCOUNTING POLICIES AND STANDARDS

Accounting Standards Codification  In June 2009, the FASB issued standards that established the FASB Accounting Standards Codification (ASC or Codification) as the source of authoritative GAAP by the FASB for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date. The FASB uses Accounting Standards Updates (ASU) to amend the ASC. These standards are effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009, for us).

Subsequent Events  In May 2009, the FASB issued a standard that established general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available for issuance. They were effective for interim and annual periods ending after June 15, 2009 (i.e., the quarterly period ended June 30, 2009, for us). In preparing the accompanying unaudited consolidated financial statements, we have reviewed all known events that have occurred after September 30, 2009, and through the filing on November 5, 2009, for inclusion in the financial statements and footnotes.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Noncontrolling Interests Reporting  In December 2007, the FASB issued a standard that requires noncontrolling interests held by parties other than the parent in subsidiaries to be clearly identified, labeled, and presented in the consolidated statements of financial position within equity, but separate from the parent’s equity. For us, the new standard became effective January 1, 2009, with restatement of prior financial statements and had no material impact on our financial position and results of operations.

Fair Value Measurement and Disclosures  In April 2009, the FASB issued staff positions that require enhanced disclosures, including interim disclosures, on financial instruments, determination of fair value in turbulent markets, and recognition and presentation of other-than-temporary impairments. These staff positions were effective for interim and annual reporting periods beginning in our second quarter of 2009, and they have increased quarterly disclosures but have not had an impact on our financial position and results of operations (see Note 6).

In August 2009, the FASB issued ASU 2009-5, “Measuring Liabilities at Fair Value” (ASU 2009-5), which amends existing GAAP for fair value measurement guidance by clarifying the fair value measurement requirements for liabilities that lack a quoted price in an active market. Per the Codification, a valuation technique based on a quoted market price for the identical or similar liability when traded as an asset or another valuation technique (e.g., an income or market approach) that is consistent with the underlying principles of GAAP for fair value measurements would be appropriate. ASU 2009-5 was effective August 2009, the issuance date, and had no material impact on our financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2009-12), which provides guidance for an investor on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment when the fair value for the primary investment is not readily determinable. It affects certain investments that are required or permitted by GAAP to be measured or disclosed at fair value on a recurring or nonrecurring basis. It requires disclosures by major category of investment about certain attributes (e.g., applicable redemption restrictions, unfunded commitments to the issuer of the investments, and the investment strategies of that issuer). ASU 2009-12 will be effective for interim and annual periods ending on or after December 15, 2009 (i.e., the year ending December 31, 2009, for us). Fair value standards apply not only to the investments we hold but also to investments held by our benefit plans. We are currently evaluating the impact on our financial position and results of operations.

Variable Interest Entities  In June 2009, the FASB issued a standard that requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard is effective for both interim and annual periods as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e., January 1, 2010, for us), and we are currently evaluating its impact on our financial position and results of operations.

Revenue Arrangements with Multiple Deliverables  In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13), which addresses how revenues should be allocated among all products and services included in our sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010 (i.e., the year beginning January 1, 2011, for us). The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption. We are currently evaluating the impact on our financial position and results of operations.

Software  In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14), which clarifies the guidance for allocating and measuring revenue, including how to identify software that is out of the scope. ASU 2009-14 amends accounting and reporting guidance for revenue arrangements involving both tangible products and software that is “more than incidental to the tangible product as a whole” and the hardware components will also be outside of the scope of software revenue guidance and may result in more revenue recognized at the time of the hardware sale. Additional disclosures will discuss allocation of revenue to products and services and the significant judgments applied in the revenue allocation method, including impacts on the timing and amount of revenue recognition. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (i.e., the year beginning January 1, 2011, for us). ASU 2009-14 has the same effective date, including early adoption provisions, as ASU 2009-13. Companies must adopt ASU 2009-14 and ASU 2009-13 at the same time. We are currently evaluating the impact on our financial position and results of operations.

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $6,167 in cash and cash equivalents available at September 30, 2009. Cash and cash equivalents included cash of $514 and money market funds and other cash equivalents of $5,653. In the first nine months of 2009, cash inflows were primarily provided by cash receipts from operations and the issuance of long-term debt. These inflows were offset by cash used to meet the needs of the business including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first nine months of 2009, cash provided by operating activities was $25,481 compared to $22,773 in the first nine months of 2008. Our operating cash flow reflects decreased tax payments of $2,682, partially offset by reduced net income and declines in operating liabilities.

Cash Used in or Provided by Investing Activities
In the first nine months of 2009, cash used in investing activities consisted primarily of $11,067 for capital expenditures and $553 for interest during construction. Cash provided by investing activities included dispositions of $205 with the majority due to the disposition of a professional services business.

Our capital expenditures are primarily for our wireless and wireline networks, and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment decreased 11% in the first nine months. Expenditures were used for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. Capital expenditures including interest during construction in the wireline segment, which represented 66% of our capital expenditures, decreased 27% in the first nine months of 2009, reflecting decreased spending on U-verse services as the upgrades to our existing network become more mature. In addition, capital expenditures decreased due to less spending on wireline voice services, and lower DSL and Hicap volumes.

We continue to expect that our 2009 capital expenditures will be in the range of $17,000 to $18,000. Wireless expenditures will be proportionately higher in the fourth quarter as expenditures follow year to date preparation work. We continue to expect to fund 2009 capital expenditures for our wireless and wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
We continue to fund our 2009 financing activities through cash from operations and long-term borrowings. Our financing activities included the repayment of debt and payment of dividends.

At September 30, 2009, we had $6,755 of debt maturing within one year, which included $6,730 of long-term debt maturities and $25 of other borrowings. We continue to examine our mix of short- and long-term debt in light of interest rate trends.

In the first nine months of 2009, we received net proceeds of $8,161 from the issuance of long-term debt. Our long-term debt issuances were as follows:
•	$1,000 of 4.85% global notes due in 2014.
•	$2,250 of 5.80% global notes due in 2019.
•	$2,250 of 6.55% global notes due in 2039.
•	£750 of 5.875% global notes due in 2017 (equivalent to $1,107 when issued).
•	£1,100 of 7.0% global notes due in 2040 (equivalent to $1,621 when issued).

AT&T INC.
SEPTEMBER 30, 2009

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In the first nine months of 2009, we repaid $10,761 of debt, which consisted of $6,170 of repayments of long-term debt and $4,591 in repayments of commercial paper and other short-term borrowings. Included in the long-term debt repayments were $350 of debt that was called and redeemed in September 2009. We called another $360 of long-term debt in September that was redeemed in October 2009.

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

On December 10, 2007, our Board of Directors authorized the repurchase of up to 400 million shares of AT&T common stock; this authorization expires at the end of 2009. Although we will evaluate additional share repurchases during the remainder of 2009, our intent is to continue to focus on reducing debt.

We paid dividends of $7,252 in the first nine months of 2009 and $7,150 in the first nine months of 2008, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2008. Dividends declared by our Board of Directors totaled $0.41 per share in the third quarter of 2009 and $0.40 per share in the third quarter of 2008. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2009, our debt ratio was 42.1% compared to 40.5% at September 30, 2008 and 43.7% at December 31, 2008. The increased debt ratio from a year ago is due primarily to a decrease in stockholders’ equity driven by a decrease in value of our retirement plans’ assets, partially offset by a $4,110 decrease in debt. Stockholders’ equity at December 31, 2008, and throughout 2009 reflects required adjustments under standards for employers’ accounting for defined benefit pension and other postretirement plans.

We have a five-year credit agreement with a syndicate of investment and commercial banks. In June 2009, one of the participating banks, Lehman Brothers Bank, Inc., which had declared bankruptcy, terminated their lending commitment of $535 and withdrew from the agreement. As a result of this termination, the outstanding commitments under the agreement have been reduced from a total of $10,000 to $9,465. We still have the right to increase commitments up to an additional $2,535 provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At September 30, 2009, we had no borrowings outstanding under this agreement.

AT&T INC.
SEPTEMBER 30, 2009

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2009, we had interest rate swaps with a notional value of $9,000 and a fair value of $436.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $22 at September 30, 2009. We have rate locks with a notional value of $2,800 and a fair value of $(73) and foreign exchange contracts with a notional value of $139 and a fair value of less than $1 at September 30, 2009.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2009.

AT&T INC.
SEPTEMBER 30, 2009

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

•
The final outcome of Federal Communications Commission and other Federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements and wireless services.

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

•	The outcome of pending or threatened litigation including patent and product safety claims by or against third parties.
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
SEPTEMBER 30, 2009

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2009, there were no such material developments.

AT&T INC.
SEPTEMBER 30, 2009

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

AT&T Inc.

November 5, 2009                                                                                                                                   /s/ Richard G. Lindner.
Richard G. Lindner
Senior Executive Vice President
   and Chief Financial Officer