Form 10-K
AT&T INC.
filed 2010-02-25
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Based on the closing price of $24.84 per share on June 30, 2009, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $146.6 billion.
At January 31, 2010, common shares outstanding were 5,902,074,438.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2010 Annual Meeting and Proxy Statement dated on or about March 11, 2010 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).
SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes, Due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

7.00% AT&T Inc.	New York Stock Exchange
Global Notes due April 30, 2040

6.375% Forty-Nine Year AT&T Inc.	New York Stock Exchange
Senior Notes, Due February 15, 2056

TABLE OF CONTENTS

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas Texas, 75202 (telephone number 210-821-4105). We maintain an Internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.)  We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.”  In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40% economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, and BellSouth’s 34% economic interest in YELLOWPAGES.COM (YPC), resulting in 100% ownership of AT&T Mobility and YPC. Our services and products are marketed under the AT&T brand name, including alliances such as AT&T Yahoo! and AT&T | DIRECT TV.

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
•
wireline subsidiaries provide primarily landline voice and data communication services, AT&T U-VerseSM TV, high-speed broadband and voice services (U-Verse) and managed networking to business customers.,

•	advertising solutions subsidiaries publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.
•	other subsidiaries provide results from Sterling Commerce, Inc. (Sterling), all corporate and other operations.

Our traditional wireline local exchange subsidiaries operate in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). Our wireline local exchange services are provided through regulated subsidiaries which operate within authorized regions subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation is contained under the heading “Government Regulation” and in the Annual Report under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, we plan to offer new services that combine our traditional wireline and wireless services, thereby making our customers’ lives more convenient and productive and fostering competition and further innovation in the communications and entertainment industry. In 2010, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth, AT&T Mobility became a wholly-owned subsidiary.

Our Universal Mobile Telecommunications System/ High-Speed Downlink Packet Access third generation (3G) network technology covers most major metropolitan areas of the U.S. This technology provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as Global System for Mobile Communication, General Packet Radio Services and Enhanced Data Rates for GSM Evolution for data communications.  We have also announced plans to transition our network to more advanced Long Term Evolution technology in 2011 as network equipment and handsets are expected to become widely available. We also have continued to expand the number of locations, including airports and cafes, where customers can access broadband internet connections using wireless fidelity (local radio frequency commonly referred as Wi-Fi) wireless technology.

As of December 31, 2009, we served 85.1 million customers and were a leading provider of mobile wireless voice and data communications services in the U.S.  As the wireless industry continues to mature, we believe that future wireless growth will become increasingly dependent on our ability to offer integrated handsets and other innovative devices such as netbooks and eReaders and innovative services that will encourage existing customers to upgrade their services and will attract customers from other providers as well as our ability to minimize turnover of our existing customer base (customer churn). We intend to accomplish these goals by continuing to expand our network coverage, improve our network quality and offer a broad array of products and services, including exclusive devices such as Apple iPhone, Wi-Fi enabled devices and free mobile-to-mobile calling among our wireless customers. The effective management of customer churn is critical to our ability to maximize revenue growth and to maintain and improve our operating margins.

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

Data/Broadband
As the communications industry continues to move toward internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on deploying our AT&T U-verse sm high-speed broadband and video services and on developing internet protocol-based services that allow customers to unite their home or business wireline services with their wireless service.

U-verse Services We are continuing to expand our deployment of our U-verse services. In December 2009, we added our two millionth U-verse video customer, ending the year with approximately 2,065,000 customers.  As of December 31, 2009, we passed 22.8 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 72 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each area as we continue to monitor these systems. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our request or have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In July 2008, the U.S. District Court for Connecticut affirmed its October 2007 ruling that AT&T’s U-verse TV service is a cable service in Connecticut. We have appealed that decision on the basis that state legislation rendered the case moot. Petitions have been filed at the FCC alleging that the manner in which AT&T provisions “public, educational, and governmental” (PEG) programming over its U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California state superior court raising similar allegations under California law. If the courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that AT&T must deliver PEG programming in a manner substantially different from the way it does today or in ways that are inconsistent with AT&T’s current network architecture, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

AT&T Inc.

Voice over Internet Protocol  VoIP is generally used to describe the transmission of voice using Internet-Protocol-based technology rather than a traditional wire and switch-based telephone network. A company using this technology often can provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. While the development of VoIP has resulted in increased competition for our wireless and wireline voice services, it also presents growth opportunities for us to develop new products for our customers.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes, reviewing operating revenues, operating expenses (depreciation and non-depreciation) and equity income for each segment. We make our capital allocations decisions primarily based on the network (wireless or wireline) providing services. Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have four reportable segments:  (1) Wireless; (2) Wireline; (3) Advertising Solutions; and (4) Other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 33 through 41 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer customers. Our Wireless segment provided approximately 43% of 2009 total segment operating revenues and 60% of our 2009 total segment income. At December 31, 2009, we had more than 85 million wireless subscribers.

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

Service – Our voice service is generally offered on a contract basis for one- or two-year periods, referred to as postpaid. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. Additionally, we offer prepaid service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance.

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices, including Apple iPhone. We are also seeing rapid growth in demand for new wireless devices such as notebooks, eReaders, direction and navigation aids and monitoring devices. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. At December 31, 2009, we were a leading provider of wireless data in the U.S. wireless industry based on subscribers.

AT&T Inc.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (i.e., notebooks and netbooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services.  We sell through our own company-owned stores or through agents or third-party retail stores.  We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. Like other wireless service providers, we often provide postpaid contract subscribers substantial equipment subsidies to initiate or upgrade service.  Our subscriber base also includes emerging devices (e.g., eReaders and mobile navigation devices) purchased by consumers from third-party suppliers which buy data access supported by our network; purchasers of these devices are included in our reseller base.

Additional information on our Wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 42 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 52% of 2009 segment operating revenues and 36% of our 2009 total segment income. We divide our wireline services into three product-based categories: voice, data and other.  Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other internet-based providers. In addition, the continuing economic recession has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2010.

Services and Products

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2009, our wireline subsidiaries served approximately 26 million retail consumer access lines, 20 million retail business access lines and 3 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Data - Data includes traditional products, such as switched and dedicated transport, Internet access and network integration, and data equipment sales, and U-verse services. Additionally, data products include high-speed connections such as private lines, packet, dedicated Internet and enterprise networking services, as well as products such as DSL/broadband, dial-up Internet access and Wi-Fi (local radio frequency commonly known as wireless fidelity). We also provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new multi-protocol label switching/asynchronous transfer mode, or MPLS/ATM network, to supplement, and eventually replace, our other extensive global data networks. These products allow us to provide highly complex global data networks.

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

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses, Internet services offered include basic dial-up access service, dedicated access, web hosting, e-mail and high-speed access services. Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based, and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network interconnection, remote site, point of sale and branch office communications. High-speed packet services are used extensively by enterprise (large business) customers.

Dedicated Internet services are designed to meet the needs of all types of commercial and governmental enterprises, including small and medium sized businesses. Our managed Internet services provide customers with dedicated high-speed access to the Internet managed by us.

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

We also provide local, interstate and international wholesale networking capacity to other service providers. We offer a combination of high-volume transmission capacity and conventional dedicated line services on a regional, national and international basis to wireless carriers, interexchange carriers, Internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large ISPs, wireless carriers, competitive local exchange carriers (CLECs), regional phone companies, interexchange carriers, cable companies and systems integrators. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

Other - Other includes application management, security service, integration services, customer premises equipment, outsourcing, government-related services, and satellite video services. Security services include business continuity and disaster recovery services as well as premise and network based security products.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

ADVERTISING SOLUTIONS
Advertising Solutions includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. The Advertising Solutions segment provided approximately 4% of total segment operating revenues and 6% of our 2009 total segment income. This segment sells advertising services throughout the United States, with our print directory operations primarily covering our 22-state area.

OTHER
Our Other segment includes operations from Sterling, our business integration software and services subsidiary, operator services, corporate and other operations. The Other segment provided approximately 1% of total segment operating revenues and less than 1% of our 2009 total segment income.  We also include in this segment the equity income (loss) from our investments in Telmex, America Movil and Telmex Internacional. Sterling provides “multi-enterprise collaboration” services to businesses in various industries, including retail, financial services, manufacturing, healthcare and telecom. In recent years, Sterling has completed a number of acquisitions in order to provide end-to-end order fulfillment for customers.

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

Percentage of Total
Consolidated Operating Revenues
2009	2008	2007
Wireless Segment
Wireless service	40%	36%	33%
Wireline Segment
Voice	27%	31%	35%
Data	22%	20%	20%

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses.  While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and an increasing number of states are considering new regulations and legislation relating to various aspects of wireless services.

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

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a global portfolio of more than 5,000 trademark and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

AT&T Inc.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2009, 2008 or 2007.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 44, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

The majority of our research activities are related to our wireline segment, performed at our subsidiary AT&T Labs. AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. The majority of the development activities are performed by AT&T Services. The developers within AT&T Services work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $986 in 2009, $832 in 2008 and $985 million in 2007.

EMPLOYEES

As of January 31, 2010, we employed approximately 281,000 persons. Approximately 58 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. Contracts covering approximately 120,000 collectively-bargained wireline employees expired  during 2009.   As of January 31, 2010, the Company and approximately 86,000 employees, covered by these expired collectively-bargained wireline contracts have ratified new labor agreements. In the absence of an effective contract, the union is entitled to call a work stoppage.

For approximately 60,000 employees covered by these ratified agreements, the agreements provide for a three-year term and, for the vast majority of those covered employees, a 3 percent wage increase in years one and two, a wage increase in year three of 2.75 percent, and pension band increases of 2 percent for each year of the agreement. For both wage and pension band increases, there is potential cost-of-living increase based on the consumer price index for the third year. These agreements also provide for continued health care coverage with reasonable cost sharing.

For the remaining approximately 26,000 employees covered by these ratified agreements, the agreement provides for a four-year term. The provisions of the tentative agreement are substantially similar to the provisions of the ratified agreements discussed above, with a wage increase in year four of 2.75 percent and a potential cost-of-living increase in year four instead of in year three.

On February 8, 2010, the Company and the CWA announced a tentative agreement covering approximately 30,000 core wireline employees in the nine-state former BellSouth region, subject to ratification by those covered employees.  The tentative agreement provides for a three-year term and, for the vast majority of those covered employees, a 3 percent wage increase in years one and two, a wage increase in year three of 2.75 percent, and pension band increases of 2 percent for each year of the agreement. These agreements also provide for continued health care coverage with reasonable cost sharing.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on page 55 through page 57 which is incorporated herein by reference pursuant to General Instruction G(2).

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends and unfavorable healthcare legislation and regulations.

•
The final outcome of Federal Communications Commission and other Federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, wireless license awards and renewals and wireless services.

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings, and judicial review, if any, of such proceedings, including proceedings relating to Interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates, broadband deployment including our U-verse services, net neutrality, performance measurement plans, service standards and traffic compensation.

•
Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.

•
Our ability to absorb revenue losses caused by increasing competition, including offerings using alternative technologies (e.g., cable, wireless and VoIP) and our ability to maintain capital expenditures.

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

•	Our continued ability to attract and offer a diverse of portfolio of devices, some on an exclusive basis.
•	The availability and cost of additional wireless spectrum and regulations relating to licensing and technical standards and deployment and usage, including network management rules.
•	Our ability to manage growth in wireless data services, including network quality.
•	The outcome of pending or threatened litigation including patent and product safety claims by or against third parties.
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
•
The issuance by the Internal Revenue Service and/or state tax authorities of new tax regulations or changes to existing standards and actions by federal, state or local tax agencies and judicial authorities with respect to applying applicable tax laws and regulations and the resolution of disputes with any taxing jurisdictions.

•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.
Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2009, approximately 84% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 15% was owned by our wireless subsidiaries. Central office equipment represented 34%; network access lines represented approximately 32% of our telephone plant; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 18%; land and buildings represented 11%; and other miscellaneous property represented 5%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the Annual Report under the headings  “Retiree Phone Concession Litigation” and “NSA Litigation” on page 48, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

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

(a) The City of Philadelphia notified AT&T Corp. in December 2008 that it would seek civil penalties for alleged violations of state and local air emissions control requirements and permit terms applicable to back-up power generators at an AT&T Corp. facility. In July 2009, AT&T Corp. and the City settled this matter on terms that included civil penalties of less than one hundred thousand dollars.

(b) The U.S. Environmental Protection Agency (EPA) is seeking civil penalties from AT&T Mobility in connection with alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. The EPA’s allegations include noncompliance with requirements to obtain air emission permits for generators and to prepare spill prevention plans for fuel storage tanks. We expect to settle those allegations on terms that would include civil penalties in the range of $1 to $3 million dollars.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2009.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of January 20 , 2010)

Name	Age	Position	Held Since

Randall L. Stephenson	49	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	54	Senior Executive Vice President – Human Resources	6/2007
James W. Callaway	63	Senior Executive Vice President – Executive Operations	5/2007
James W. Cicconi	57	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	52	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	58	President and Chief Executive Officer, AT&T Mobility and Consumer Markets	10/2008
Richard G. Lindner	55	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	57	Group President – Corporate Strategy and Development	6/2007
Ronald E. Spears	61	President and Chief Executive Officer, AT&T Business Solutions	11/2008
John T. Stankey	47	President and Chief Executive Officer, AT&T Operations, Inc.	10/2008
Wayne Watts	56	Senior Executive Vice President and General Counsel	6/2007
Rayford Wilkins, Jr.	58	Chief Executive Officer – AT&T Diversified Businesses	10/2008

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2009 and 2008 was 1,454,030 and 1,541,767. The number of stockholders of record as of February 20, 2010, was 1,448,975. We declared dividends, on a quarterly basis, totaling $1.65 per share in 2009 and $1.61 per share in 2008.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 91, “Selected Financial and Operating Data” on page 30, “Issuer Equity Repurchases” on page 54, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 30, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the Annual Report on pages 31 through 52, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on pages 52 through 53, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 59 through 91, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2009.

AT&T Inc.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

 (b)  Attestation Report of the Registered Public Accounting Firm
The registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 93, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2010 (Proxy Statement) under the heading “Election of Directors.”

There is no disclosure in this Form 10-K of reporting person delinquencies in response to Item 405 and the registrant, at the time of filing this Annual Report on Form 10-K, has reviewed the information necessary to ascertain, and has determined that Item 405 disclosure is not expected to be contained in this Form 10-K or incorporated by reference.

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Aldinger, Chico, Kelly and Madonna. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Compensation of Directors.”  Information regarding officers is included in the registrant’s Proxy Statement on the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Termination or Change in Control” which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Compensation Committee Report” and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Information required by Item 201(d) of Regulation S-K is provided below:

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	75,250,858	(1)	$36.46	110,172,927	(2)
Equity compensation plans not approved by security holders	54,042,255	(3)	$39.07	0
Total	129,293,113	(4)	$37.85	110,172,927

(1)
Includes the issuance of stock in connection with the following stockholder approved plans: (a) 38,020,599 stock options under the 1996 Stock and Incentive Plan, 2001 Incentive Plan, and Stock Purchase and Deferral Plan (SPDP), (b) 1,575,223 phantom stock units under the Stock Savings Plan (SSP) and 3,633,282 phantom stock units under the SPDP, and (c) 18,194,742 target number of stock-settled performance shares under the 2006 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150% (452,025 of the performance shares may be increased by up to 200%). Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994, and was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the Plan (including shares from the company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 4,242,727 phantom stock units (computed on a first-in-first-out basis) and 9,584,285 stock options that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deduction and reinvested dividend equivalents by mid-level and above managers and limited company partial matching contributions. No new contributions may be made to the Plan. In addition, participants received approximately 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and an exercise strike price equal to the fair market value of the stock on the date of grant.

(2)
Includes 14,564,165 shares that may be issued under the SPDP, 68,280,585 shares that may be issued under the 2006 Incentive Plan, and up to 4,320,234 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

(3)
Number of outstanding stock options under the 1995 Management Stock Option Plan (1995 MSOP), which has not been approved by stockholders.  The 1995 MSOP provides for grants of stock options to management employees (10-year terms) subject to vesting requirements and shortened exercise terms upon termination of employment. No further options may be issued under this plan.

AT&T Inc.

(4)
Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2009, there were 76,052,645 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $35.3764.  Also, does not include 186,700 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 74,569 shares that may be purchased with reinvested dividend equivalents (applies only to 112,012 of the outstanding phantom stock units). These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Related Person Transactions,” which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Independence of Directors,” which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the registrant’s Proxy Statement under the heading “Principal Accountant Fees and Services,” which is incorporated herein by reference pursuant to General Instruction G(3).

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Page
(1)	Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Stockholders’ Equity	*
	Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2009. (See Part II.)

		Page
(2)	Financial Statement Schedules:
	II - Valuation and Qualifying Accounts	22

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

Exhibit
Number

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 1, 2009. (Exhibit 3 to Form 10-Q filed for June 30, 2009.)

AT&T Inc.

3-b	Bylaws amended December 18, 2009. (Exhibit 3 to Form 8-K dated December 18, 2009.)

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

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4.3 to Form 8-K dated December 29, 2006.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4.1 to Form 8-K dated December 29, 2006.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2008.)

10-a	Short Term Incentive Plan, dated November 18, 2005. (Exhibit 10-a to Form 10-K for 2008.)

10-b	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-c	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-c to Form 10-K for 2008.)

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2008.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2008.)

10-f	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-g to Form 10-K for 2006.)

10-h	AT&T Inc. Health Plan, amended and restated effective January 1, 2010. (Exhibit 10-e to Form 10-Q filed for June 30, 2009.)

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-i to Form 10-K for 2007.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-j to Form 10-K for 2007.)

10-k	Administrative Plan, amended and restated November 1, 2009.

AT&T Inc.

10-l	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2006.)

10-m	Pacific Telesis Group Supplemental Cash Balance Plan, amended as of July 1, 1996. (Exhibit 10-lll to Form 10-K for 2007.)

10-n	1996 Stock and Incentive Plan, dated November 2, 2002. (Exhibit 10-n to Form 10-K for 2008.)

10-o	Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-f to Form 10-Q filed for June 30, 2008.)

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10-p to Form 10-K for 2007.)

10-p(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-p(i) to Form10-K for 2007.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10-q to Form 10-K for 2007.)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10-r to Form 10-K for 2007.)

10-r(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-r(i) to Form 10-K for 2007.)

10-s	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-s to Form 10-K for 2007.)

10-t	2001 Incentive Plan, dated November 18, 2005. (Exhibit 10-t to Form 10-K for 2008.)

10-u	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, amended November 20, 2008. (Exhibit 10-u to Form 10-K for 2008.)

10-v	AT&T Inc. Change in Control Severance Plan, amended and restated effective January 1, 2010.

10-w	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-w to Form 10-K for 2008.)

10-x	Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-e to Form 10-Q filed for June 30, 2008.)

10-y	Communications Concession Program for Directors, amended and restated November 2009.

10-z	Pacific Telesis Group Executive Deferral Plan, amended November 20, 2008. (Exhibit 10-z to Form 10-K for 2008.)

10-aa	Five Year Credit Agreement. (Exhibit 10 to Form 8-K dated July 12, 2006.)

10-bb	Stock Purchase and Deferral Plan, amended and restated November 19, 2009.

10-cc	Cash Deferral Plan, amended and restated November 19, 2009.

10-dd	Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999.

10-ee	2005 Supplemental Employee Retirement Plan, amended and restated January 1, 2010. (Exhibit 10-a to Form 10-Q filed for June 30, 2009.)

AT&T Inc.

10-ff	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-gg to Form 10-K for 2005.)

10-gg	AT&T Corp. 2004 Long Term Incentive Program. (Exhibit 10-hh to Form 10-K for 2005.)

10-hh
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008.  (Exhibit 10-hh to Form 10-K for 2008.)

10-ii	2006 Incentive Plan, amended and restated effective through January 28, 2010.

10-jj	Pension Benefit Makeup Plan #1, amended December 31, 2008. (Exhibit 10-jj to Form 10-K for 2008.)

10-kk	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008. (Exhibit 10-kk to Form 10-K for 2007.)

10-ll	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ll to Form 10-K for 2006.)

10-mm	BellSouth Officer Compensation Deferral Plan, amended January 1, 2005.

10-nn	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-nn to Form 10-K for 2006.)

10-oo	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-a to Form 10-Q for September 30, 2007.)

10-pp	BellSouth Corporation Stock Plan, dated April 24, 1995. (Exhibit 10-pp to Form 10-K for 2006.)

10-qq	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004.

10-qq(i)
First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10ii to Form 10-Q for September 30, 2005 of BellSouth Corporation (File No. 1-8607).)

10-qq(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-qq(ii) to Form 10-K for 2008.)

10-rr	Cingular Wireless Long Term Compensation Plan, amended and restated effective November 1, 2007. (Exhibit 10-rr to Form 10-K for 2007.)

10-ss	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-ss to Form 10-K for 2006.)

10-ss(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-ss(i) to Form 10-K for 2006.)

10-tt	BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan).

10-uu	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-u to Form 10-K for 2006.)

10-vv	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992. (Exhibit 10-vv to Form 10-K for 2006.)

AT&T Inc.

10-vv(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997. (Exhibit 10-vv(i) to Form 10-K for 2006.)

10-vv(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002. (Exhibit 10-vv(ii) to Form 10-K for 2006.)

10-ww	AT&T Management Relocation Plan. (Exhibit 10-b to Form 10-Q for June 30, 2007.)

10-ww(i) Amendment to AT&T Management Relocation Plan, dated November 20, 2008. (Exhibit 10-ww to Form 10-Q filed for March 31, 2009.)

10-xx	AT&T Corp, Senior Management Long Term Disability and Survivor Protection Plan, amended December 31, 2008. (Exhibit 10-xx to Form 10-K for 2008.)

10-yy	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-yy to Form 10-K for 2007.)

10-zz	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated effective January 1, 2010. (Exhibit10-gto Form 10-Q filed for June 30, 2009.)

10-aaa	BellSouth Supplemental Life Insurance Plan, amended and restated November 1, 2009.

10-bbb	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005. (Exhibit 10-bbb to Form 10-K for 2007.)

10-ccc	Cingular Wireless BLS Executive Transition Benefit Plan. (Exhibit 10-ccc to Form 10-K for 2007.)

10-ddd	Cingular Wireless SBC Executive Transition Benefit Plan. (Exhibit 10-ddd to Form 10-K for 2007.)

10-eee	BellSouth Nonqualified Deferred Income Plan, as amended and restated effective January 1, 2005. (Exhibit 10-eee to Form 10-K for 2008.)

10-fff	AT&T Mobility 2005 Cash Deferral Plan. (Exhibit 10-fff to Form 10-K for 2007.)

10-ggg	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-ggg to Form 10-K for 2008.)

10-hhh	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-hhh to Form 10-K for 2008.)

10-iii	BellSouth Split-Dollar Life Insurance Plan, as amended December 31, 2008, and restated effective January 1, 2005. (Exhibit 10-iii to Form 10-K for 2008.)

10-jjj	Form of Non-Disclosure and Non-Solicitation Agreement.

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2009. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
                                31.1          Certification of Principal Executive Officer
                                31.2          Certification of Principal Financial Officer

32	Section 1350 Certification

AT&T Inc.

101            XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

AT&T Inc.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2009	$1,270	1,763	30	2	1,860	$1,205
Year 2008	$1,364	1,796	929	-	2,819	$1,270
Year 2007	$1,276	1,617	366	-	1,895	$1,364

___________________
(a)	Excludes direct charges and credits to expense on the consolidated statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)       Amounts written off as uncollectible.

AT&T Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2010.

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

Principal Financial and Accounting Officer:
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer

/s/ Richard G. Lindner
Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

February 25, 2010

Directors:
Randall L. Stephenson*	Jon C. Madonna*
William F. Aldinger III*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Reuben V. Anderson*	Mary S. Metz*
James H. Blanchard*	Joyce M. Roché*
August A. Busch III*	Laura D’Andrea Tyson*
Jaime Chico Pardo*	Patricia P. Upton*
James P. Kelly*

* by power of attorney