Form 10-Q
period 2010-03-31
AT&T INC.
filed 2010-05-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes [   ]   No [X]

At April 30, 2010, there were 5,909 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2010	2009
Operating Revenues
Wireless service	$12,850	$11,646
Voice	7,479	8,503
Data	6,631	6,281
Directory	1,041	1,249
Other	2,648	2,892
Total operating revenues	30,649	30,571
Operating Expenses
Cost of sales (exclusive of depreciation and amortization shown separately below)	12,329	12,195
Selling, general and administrative	7,484	7,753
Depreciation and amortization	4,826	4,886
Total operating expenses	24,639	24,834
Operating Income	6,010	5,737
Other Income (Expense)
Interest expense	(767)	(849)
Equity in net income of affiliates	217	137
Other income (expense) – net	(22)	(15)
Total other income (expense)	(572)	(727)
Income Before Income Taxes	5,438	5,010
Income taxes	2,876	1,809
Net Income	2,562	3,201
Less: Net Income Attributable to Noncontrolling Interest	(87)	(75)
Net Income Attributable to AT&T	$2,475	$3,126

Basic Earnings Per Share Attributable to AT&T	$0.42	$0.53
Diluted Earnings Per Share Attributable to AT&T	$0.42	$0.53
Weighted Average Number of Common
Shares Outstanding – Basic (in millions)	5,905	5,896
Dividends Declared Per Common Share	$0.42	$0.41
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,617	$3,802
Accounts receivable – net of allowances for
doubtful accounts of $1,125 and $1,205	14,167	14,978
Prepaid expenses	1,820	1,572
Deferred income taxes	1,293	1,274
Other current assets	2,465	2,708
Total current assets	22,362	24,334
Property, plant and equipment	232,466	230,552
Less: accumulated depreciation and amortization	(133,106)	(130,459)
Property, Plant and Equipment – Net	99,360	100,093
Goodwill	73,052	73,259
Licenses	49,028	48,759
Customer Lists and Relationships – Net	6,624	7,420
Other Intangible Assets – Net	5,680	5,644
Investments in Equity Affiliates	3,278	2,921
Other Assets	6,317	6,322
Total Assets	$265,701	$268,752

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,437	$7,361
Accounts payable and accrued liabilities	18,087	20,999
Advanced billing and customer deposits	4,061	4,170
Accrued taxes	2,639	1,696
Dividends payable	2,482	2,479
Total current liabilities	36,706	36,705
Long-Term Debt	60,024	64,720
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	25,520	23,803
Postemployment benefit obligation	27,709	27,849
Other noncurrent liabilities	13,276	13,350
Total deferred credits and other noncurrent liabilities	66,505	65,002

Stockholders’ Equity
Common stock ($1 par value)	6,495	6,495
Additional paid-in capital	91,557	91,707
Retained earnings	39,373	39,366
Treasury stock (at cost)	(21,137)	(21,260)
Accumulated other comprehensive loss	(14,265)	(14,408)
Noncontrolling interest	443	425
Total stockholders’ equity	102,466	102,325
Total Liabilities and Stockholders’ Equity	$265,701	$268,752
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Three months ended
	March 31,
	2010	2009
Operating Activities
Net income	$2,562	$3,201
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	4,826	4,886
Undistributed earnings from investments in equity affiliates	(201)	(124)
Bad debt expense	350	509
Deferred income tax expense	1,612	126
Net loss from impairment and sale of investments	50	82
Changes in operating assets and liabilities:
Accounts receivable	461	573
Other current assets	88	(51)
Accounts payable and accrued liabilities	(2,084)	(1,931)
Net income attributable to noncontrolling interest	(87)	(75)
Other - net	(324)	719
Total adjustments	4,691	4,714
Net Cash Provided by Operating Activities	7,253	7,915

Investing Activities
Construction and capital expenditures
Capital expenditures	(3,156)	(3,173)
Interest during construction	(184)	(185)
Acquisitions, net of cash acquired	(178)	-
Dispositions	1	181
Sales of securities, net of investments	(20)	15
Other	8	5
Net Cash Used in Investing Activities	(3,529)	(3,157)

Financing Activities
Net change in short-term borrowings with
original maturities of three months or less	323	(3,909)
Issuance of long-term debt	-	5,450
Repayment of long-term debt	(2,512)	(1,261)
Issuance of treasury stock	3	1
Dividends paid	(2,479)	(2,416)
Other	(244)	(603)
Net Cash Used in Financing Activities	(4,909)	(2,738)
Net increase (decrease) in cash and cash equivalents	(1,185)	2,020
Cash and cash equivalents beginning of year	3,802	1,792
Cash and Cash Equivalents End of Period	$2,617	$3,812

Cash paid during the three months ended March 31 for:
Interest	$1,072	$1,276
Income taxes, net of refunds	$41	$(30)
See Notes to Consolidated Financial Statements.

AT&T Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Dollars and shares in millions except per share amounts
	March 31, 2010
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,707
Issuance of treasury shares		73
Share-based payments		(223)
Balance at end of period		$91,557

Retained Earnings
Balance at beginning of year		$39,366
Net income attributable to AT&T ($0.42 per share)		2,475
Dividends to stockholders ($0.42 per share)		(2,482)
Other		14
Balance at end of period		$39,373

Treasury Stock
Balance at beginning of year	(593)	$(21,260)
Issuance of shares	7	123
Balance at end of period	(586)	$(21,137)

Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax:
Balance at beginning of year		$(14,408)
Other comprehensive income attributable to AT&T (see Note 2)		143
Balance at end of period		$(14,265)

Noncontrolling Interest:
Balance at beginning of year		$425
Net income attributable to noncontrolling interest		87
Distributions		(68)
Translation adjustments applicable to noncontrolling interest, net of taxes		(1)
Balance at end of period		$443

Total Stockholders’ Equity at beginning of year		$102,325
Total Stockholders’ Equity at end of period		$102,466
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to Regulation S-X and other applicable rules of the Securities and Exchange Commission (SEC) that permit reduced disclosures for interim reporting. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the accompanying unaudited consolidated financial statements, we have reviewed all known events that have occurred after March 31, 2010, and through the date that our Form 10-Q was available for issuance for possible inclusion in this Form 10-Q (see Note 7).

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally, providing wireless and wireline communications services and equipment, managed networking, wholesale services, and advertising solutions.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation—see Note 4 for a discussion of our change in approach to intersegment activity, effective January 1, 2010.

Recent Accounting Standards

Fair Value Measurements and Disclosures  In January 2010, the FASB issued “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (Accounting Standards Update (ASU) 2010-06), which requires new disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques. For financial assets and liabilities subject to lowest-measurements, ASU 2010-06, further requires that we separately present purchases, sales, issuances, and settlements instead of netting these changes. With respect to matters other than lowest-level measurements, we adopted ASU 2010-06 beginning with the quarter ended March 31, 2010 with the remaining disclosure requirements becoming effective for fiscal years and interim periods beginning on or after December 15, 2010 (i.e., the quarter ending March 31, 2011, for us). We are currently evaluating the impact of ASU 2010-06 on our pension and other postretirement benefits disclosures for 2011 reporting. See Note 6 for fair value measurements and disclosures for our investment securities and derivatives.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Valuation and Other Adjustments Included in the current liabilities reported on our consolidated balance sheets are acquisition-related accruals established prior to 2009. The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation, and Dobson Communications Corporation. Following is a summary of the accruals recorded at December 31, 2009, cash payments made during 2010, and the adjustments thereto:

	12/31/09	Cash	Adjustments	3/31/10
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$6	$(1)	$(2)	$3
Pension and postemployment benefit plans	98	(1)	-	97
Lease terminations	212	(10)	(10)	192
Equipment removal and other related costs	23	-	(5)	18
Total	$339	$(12)	$(17)	$310

Employee Separations  In accordance with GAAP, we established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. We had severance accruals of $438 at March 31, 2010 and $676 at December 31, 2009. The decrease in balance was due to payments during the period.

Income Taxes  In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (Reconciliation Act), which included a change in the tax treatment related to Medicare Part D subsidies. We recorded a $995, or $0.17 per diluted share, charge to income tax expense in our consolidated statement of income for the three months ended March 31, 2010, and increased our deferred income taxes liability balance as of March 31, 2010, to reflect the impact of this change. The charge also contributed to an increase of our effective tax rate to 52.9% for the first quarter of 2010 compared to 36.1% for the first quarter of 2009.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2010 and 2009 include net income, adjustments to stockholders’ equity for foreign currency translation adjustments, net unrealized gain (loss) on available-for-sale securities, net unrealized gain (loss) on cash flow hedges and defined benefit postretirement plans. Foreign currency translation adjustments were due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate locks.

Following is our comprehensive income with the respective tax impacts for the three months ending March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Net income	$2,562	$3,201
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $(1) and $(7) attributable to noncontrolling interest), net of taxes of $50 and $(20)	93	(35)
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $48 and $(51)	90	(90)
Less reclassification adjustment realized in net income, net of taxes of $(13) and $44	(25)	77
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net of taxes of $(16) and $96	(30)	184
Less: Reclassification adjustment realized in net income, net of taxes of $2 and $3	3	3
Defined benefit postretirement plans:
Net actuarial gains (losses) and prior service benefit (cost) arising during the period, net of taxes of $(12)	(19)	-
Amortization of net actuarial (gain) loss and prior service benefit included in net income, net of taxes of $18 and $32	30	57
Other	-	(1)
Other comprehensive income	142	195
Total comprehensive income	2,704	3,396
Less: Total comprehensive income attributable to the noncontrolling interest	(86)	(68)
Total Comprehensive Income Attributable to AT&T	$2,618	$3,328

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income for the first quarter, 2010 and 2009, are shown in the table below:

	Three months ended
	March 31,
	2010	2009
Numerators
Numerator for basic earnings per share:
Net income attributable to AT&T	$2,475	$3,126
Dilutive potential common shares:
Other share-based payment	3	3
Numerator for diluted earnings per share	$2,478	$3,129
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common
shares outstanding	5,905	5,896
Dilutive potential common shares:
Stock options	3	2
Other share-based payment	27	24
Denominator for diluted earnings per share	5,935	5,922
Basic earnings per share	$0.42	$0.53
Diluted earnings per share	$0.42	$0.53

At March 31, 2010 and 2009, we had issued and outstanding options to purchase approximately 142 and 193 million shares of AT&T common stock. The exercise prices of 120 and 176 million shares were above the market price of AT&T stock at March 31, 2010 and 2009. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the respective periods. At March 31, 2010, the exercise prices of 18 million stock options were below market price.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. Interest expense and other income (expense) – net are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our consolidated results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have four reportable segments: (1) Wireless, (2) Wireline, (3) Advertising Solutions and (4) Other.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.

The Other segment includes results from Sterling Commerce, Inc., customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated.

Historically, intersegment activity has been reported as revenue in the billing segment and offsetting operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and report the cash operating and depreciation expense related to intersegment activity to the purchasing segment which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010. We have reclassified certain amounts in 2009 financial statements to conform to the current period’s presentation.

In the following tables, we show how our segment results are reconciled to our consolidated results reported. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each such operating segment. The consolidation column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net.

Segment assets for the three months ended March 31, 2010 are materially unchanged from the year ended December 31, 2009 with the exception of Other segment assets. Our Other segment assets totaled $6,211, which decreased $6,145 (net of restatements of $1,211), or 49.7%, primarily due to a decrease in cash and accounts receivable.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2010
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Total segment operating revenues	$13,897	$15,421	$1,041	$290	$-	$30,649
Operations and support expenses	8,183	10,612	675	343	-	19,813
Depreciation and amortization expenses	1,558	3,099	138	31	-	4,826
Total segment operating expenses	9,741	13,711	813	374	-	24,639
Segment operating income (loss)	4,156	1,710	228	(84)	-	6,010
Interest expense	-	-	-	-	767	767
Equity in net income of affiliates	13	5	-	199	-	217
Other income (expense) – net	-	-	-	-	(22)	(22)
Segment income before income taxes	$4,169	$1,715	$228	$115	$(789)	$5,438

For the three months ended March 31, 2009
			Advertising		Consolidation	Consolidated
	Wireless	Wireline	Solutions	Other	and Elimination	Results
Total segment operating revenues	$12,838	$16,161	$1,249	$323	$-	$30,571
Operations and support expenses	7,886	10,928	721	413	-	19,948
Depreciation and amortization expenses	1,499	3,176	176	35	-	4,886
Total segment operating expenses	9,385	14,104	897	448	-	24,834
Segment operating income (loss)	3,453	2,057	352	(125)	-	5,737
Interest expense	-	-	-	-	849	849
Equity in net income of affiliates	-	3	-	134	-	137
Other income (expense) – net	-	-	-	-	(15)	(15)
Segment income before income taxes	$3,453	$2,060	$352	$9	$(864)	$5,010

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to substantially all retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2010.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. We account for these costs in accordance with GAAP for employers’ accounting for pensions and other postretirement benefits. In the following table, gains are denoted with parentheses and losses are not. A portion of these expenses is effectively capitalized as part of the benefit load on internal construction and capital expenditures, historically averaging approximately 10%.

	Three months ended
	March 31,
	2010	2009
Pension (benefit) cost:
Service cost – benefits earned during the period	$269	$272
Interest cost on projected benefit obligation	787	845
Expected return on assets	(1,143)	(1,140)
Amortization of prior service (benefit) cost	(4)	27
Recognized actuarial loss	171	166
Net pension cost	$80	$170

Postretirement (benefit) cost:
Service cost – benefits earned during the period	$87	$88
Interest cost on accumulated postretirement
benefit obligation	563	630
Expected return on assets	(284)	(239)
Amortization of prior service benefit	(156)	(90)
Recognized actuarial gain	(2)	-
Postretirement cost	$208	$389

Combined net pension and postretirement cost	$288	$559

Our combined net pension and postretirement cost decreased $271 in the first quarter of 2010. The decrease was primarily related to lower interest costs due to a lower obligation, as a result of retiree medical and drug coverage changes, partially offset by a change in the discount rate from 7% to 6.5%. An increase in amortization of prior service benefit, driven by the utilization of market interest rates for lump sum pension distributions, under the Pension Protection Act and changes in future retiree benefits, also contributed to the decrease in combined net pension and postretirement cost. As allowed under GAAP, we use a method in which gains and losses are amortized only when the net gains or losses exceed 10 percent of the greater of the projected benefit obligation or the market-related value of assets (MRVA). Under GAAP, the expected long-term rate of return is calculated on the MRVA. GAAP requires that actual gains and losses on pension and postretirement plan assets be recognized in the MRVA equally over a period of up to five years. However, we use a methodology, allowed under GAAP, under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. Due to investment losses on plan assets experienced in 2008, this methodology contributed $1,577 to our 2009 combined net pension and postretirement costs. This methodology will not have a material impact on our combined net pension and postretirement cost in 2010.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of $2 in the first quarter of 2010 and $1 in the first quarter of 2009.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $42 in the first quarter of 2010 and 2009, of which $34 was interest cost and $3 was service cost for first quarter of 2010 and $35 was interest cost and $3 was service cost for first quarter of 2009.

In March 2010, President Obama signed into law the PPACA and the Reconciliation Act. Included among the major provisions of these laws is a change in the tax treatment of the Medicare Part D subsidy. The subsidy came into existence with the enactment of the Medicare Modernization Act (MMA) in 2003 and is available to sponsors (including AT&T) of retiree health benefit plans with a prescription drug benefit that is actuarially equivalent to the benefit provided by the Medicare Part D program. Prior to the enactment of PPACA and the Reconciliation Act, we were allowed to deduct the full cost of our retiree drug plans without reduction for subsidies received.

Under GAAP, we record a liability on our balance sheet for the expected cost of earned future retiree health benefits. When MMA was enacted in 2003, this liability was reduced to reflect expected future subsidies from the Medicare Part D program. In addition, we recorded a reduction to our deferred tax liability on our balance sheet for the value of future tax deductions for these retiree health benefits. Each year, as additional benefits are earned and benefit payments are made, we adjust the postretirement benefits liability and deferred tax liability.

After the passage of the PPACA and the Reconciliation Act, we must reduce our tax deduction for retiree drug benefits paid by the amount of the Medicare Part D subsidy beginning in 2013. GAAP requires the impact of a change in tax law to be recognized immediately in the income statement in the period that includes the enactment date, regardless of the effective date of the change in tax law. As a result of this change in tax law, AT&T recorded a non-cash charge of $995 in the first quarter to increase our deferred tax liability. As a result of this legislation, AT&T will be evaluating prospective changes to the active and retiree health care benefits offered by the company.

NOTE 6. FAIR VALUE MEASUREMENTS AND DISCLOSURE

GAAP requires disclosures for financial assets and liabilities that are remeasured at fair value at least annually. GAAP establishes the Fair Value Measurement and Disclosure framework which provides a three-tiered fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Fair Value Measurement and Disclosure are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that AT&T has the ability to access.

Level 2
Inputs to the valuation methodology include:
• Quoted prices for similar assets and liabilities in active markets;
• Quoted prices for identical or similar assets or liabilities in inactive markets;
• Inputs other than quoted market prices that are observable for the asset or liability;
• Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
• Fair value is often based on internally developed models in which there are few, if any, external observations.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. AT&T believes its valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at March 31, 2010 and December 31, 2009.

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$68,868	$72,372	$71,811	$75,212
Commercial paper	318	318	-	-
Bank borrowings	38	38	33	33
Available-for-sale securities	2,140	2,140	1,885	1,885

The fair values of our notes and debentures were estimated based on quoted market prices, where available, or on the net present value method of expected future cash flows using current interest rates. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities

Our investment securities consist of available-for-sale instruments, which include $1,707 of equities, $334 in fixed income bonds and $99 of other securities. Our equity investment securities are comprised of $883 in domestic equities and $824 in international equities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Realized gains and losses on these securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.

Our short-term investments, other short-term and long-term held-to-maturity investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values.

Our investment securities maturing within one year are recorded in “Other current assets,” and instruments with maturities of more than one year are recorded in “Other Assets” on the consolidated balance sheets.

Derivative Financial Instruments

We employ derivatives to manage certain market risks, primarily interest rate risk and foreign currency exchange risk. This includes the use of interest rate swaps, interest rate locks, foreign exchange forward contracts and combined interest rate foreign exchange contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We record derivatives on our consolidated balance sheets at fair value which is derived from observable market data, including yield curves and foreign exchange rates (all of our derivatives are Level 2). Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the item being hedged.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The majority of our derivatives are designated as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Only a portion of our foreign exchange forward contracts is not designated to receive hedge accounting.

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. We record changes in the fair value of the swaps, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense, though they net to zero. Realized gains or losses upon early termination of our fair value hedges would be recognized in interest expense.

Cash Flow Hedging Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized in income from continuing operations in each current period.

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro- and British-pound-sterling-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the quarter ended March 31, 2010 and March 31, 2009, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the quarter ended March 31, 2010, no ineffectiveness was measured. Over the next 12 months, we expect to reclassify $18 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income over the next few months as the hedged funds are spent by our foreign subsidiaries, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the quarter ended March 31, 2010, no ineffectiveness was measured. No transactions were designated in the first quarter of 2009.

Non-designated and Discontinued Hedging Instruments Changes in the fair value of non-designated derivatives are recorded in other income (expense) – net, along with the change in fair value of the underlying asset or liability, as applicable. When hedge accounting is discontinued, the derivative is adjusted for changes in fair value through other income (expense) – net. For fair value hedges, the swap asset or liability and the underlying hedged liability or asset will no longer be adjusted for changes in fair value, and the net adjustment to the hedged item at that time will be amortized into earnings over the remaining life of the hedged item. For cash flow hedges, gains and losses that were in accumulated OCI as a component of stockholders' equity in connection with hedged assets or liabilities or forecasted transactions will be recognized in other income (expense) - net, in the same period the hedged item affects earnings.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with most of our derivative counterparties, establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2010, we held $96 of counterparty collateral (a receipt liability) and had posted collateral of $54 (a deposit asset). Under the agreements, if our credit rating had been downgraded one rating level, we would have been required to post additional collateral of $39. At December 31, 2009, we held $222 of counterparty collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2010	2009

Interest rate swaps	$10,500	$9,000
Cross-currency swaps	7,502	7,502
Interest rate locks	3,600	3,600
Foreign exchange contracts	263	293
Total	$21,865	$20,395

Following are our derivative instruments and their related hedged items affecting our financial position and performance:

Fair Value of Derivatives in the Consolidated Balance Sheets
Derivatives designated as hedging instruments and reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

	March 31,	December 31,
Asset Derivatives	2010	2009

Interest rate swaps	$429	$399
Cross-currency swaps	385	635
Interest rate locks	110	150
Foreign exchange contracts	1	2
Total	$925	$1,186

	March 31,	December 31,
Liability Derivatives	2010	2009

Cross-currency swaps	$(548)	$(390)
Interest rate locks	(21)	(6)
Foreign exchange contracts	(14)	(7)
Total	$(583)	$(403)

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended	Three months ended
Fair Value Hedging Relationships	March 31, 2010	March 31, 2009

Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$52	$(59)
Gain (Loss) on long-term debt	(52)	59

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were also reported as reductions of interest expense.

Cash Flow Hedging Relationships	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$21	$220
Other income (expense) reclassified from accumulated OCI into income	-	-

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(54)	60
Interest income (expense) reclassified from accumulated OCI into income	(5)	(6)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(13)	-
Other income (expense) reclassified from accumulated OCI into income	-	-

Non-designated Hedging Instruments	Three months ended	Three months ended
	March 31, 2010	March 31, 2009

Foreign exchange contracts Other income (expense)	$-	$(10)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $115 at March 31, 2010 and $142 at December 31, 2009.

NOTE 7. SUBSEQUENT EVENTS

Equity Method Investments  On January 13, 2010, América Móvil S.A. de C.V. (América Móvil) announced that its Board of Directors had authorized it to submit a tender offer for 100% of Carso Global Telecom, S.A. de C.V. (CGT), a holding company that owns 59.4% of Télefonos de México, S.A. de C.V. (Telmex) and 60.7% of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional), in exchange for América Móvil shares and an offer for Telmex Internacional shares not owned by CGT, to be exchanged for cash or América Móvil shares, at the election of the shareholders. On April 30, 2010, we disclosed that we intend to tender our shares in Telmex Internacional for América Móvil shares, at the offered exchange rate and that we may make additional market purchases of América Móvil shares with a market value of up to an aggregate of $600 in order to maintain our pre-exchange offer percentage ownership in América Móvil. Such purchases may be funded with the proceeds of market sales of shares and/or American Depository Shares in Telmex with a market value of up to an aggregate of $600. We are in the process of evaluating the impact to our results from these potential transactions.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T,” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2010 and 2009 are summarized as follows:

	First Quarter
	2010	2009	Percent Change

Operating Revenues	$30,649	$30,571	0.3%
Operating expenses
Cost of sales	12,329	12,195	1.1
Selling, general and administrative	7,484	7,753	(3.5)
Depreciation and amortization	4,826	4,886	(1.2)
Total Operating Expenses	24,639	24,834	(0.8)
Operating income	6,010	5,737	4.8
Income before income taxes	5,438	5,010	8.5
Net Income Attributable to AT&T	$2,475	$3,126	(20.8)%

Overview
Operating income  Our operating income increased $273, or 4.8%, in the first quarter of 2010. This increase was due to the continued growth in wireless service revenue, driven mostly by our subscriber growth, along with an increase in wireline data revenue resulting from our growth in Internet Protocol (IP) data revenue. The increase was partially offset by continuing declines in voice and directory advertising print revenues. Operating income also increased in part due to a decrease in operating expenses, including pension and other postemployment benefits (OPEB) expense. These factors were the primary causes of our operating income margin increasing from 18.8% to 19.6% in the first quarter of 2010 as compared to the same period last year.

Operating revenues  Our operating revenues increased $78, or 0.3%, in the first quarter of 2010. This increase was primarily due to the continued growth in wireless service revenue, driven by our subscriber growth, along with an increase in wireline data revenue largely due to IP data growth, including AT&T U-verseSM and broadband subscriber growth. These increases were largely offset by the continuing decline in voice revenues due to decreasing access lines and a decline in directory revenue driven by lower print revenue.

The declines in our voice and advertising revenues reflect continuing economic pressures on our customers as well as increasing competition. Total switched access lines decreased 10.9%. Business customers also disconnected switched access lines and reduced print advertising. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose the voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of sales expenses increased $134, or 1.1%, in the first quarter of 2010. The increase was primarily due to higher cost of goods sold related to the growth in U-verse subscribers, higher Universal Service Fund (USF) costs, and higher upgrade equipment costs related to the continued demand for wireless smartphones. These increases were partially offset by lower pension/OPEB expenses and other employee-related costs.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $269, or 3.5%, in the first quarter of 2010. The decrease was primarily due to lower bad debt expense, lower contract services expense and lower indirect commissions expenses along with lower pension/OPEB expenses and other employee-related costs. These decreases were partially offset by higher advertising & promotions expense as well as increases in various support expenses.

Depreciation and amortization expense decreased $60, or 1.2%, in the first quarter of 2010. The decrease was due to lower amortization of intangibles related to customer lists of $183 associated with acquisitions, partially offset by increased depreciation of $123 associated with ongoing capital spending for network upgrades and expansion.

Interest expense decreased $82, or 9.7%, in the first quarter of 2010. The decline in interest expense was due to a decrease in our average debt balances, primarily driven by a decrease in our average long-term debt maturing within one year, along with a slight drop in our weighted average interest rate.

Equity in net income of affiliates increased $80, or 58.4%, in the first quarter of 2010 primarily due to increased operating results at Telefonos de Mexico, S.A. de C.V. (Telmex) and América Móvil S.A. de C.V. (América Móvil) and foreign currency translation gains at América Móvil, Telmex and Telmex Internacional, S.A.B. de C.V. (Telmex Internacional).

Other income (expense) – net We had other expense of $22 in the first quarter of 2010 and $15 in the first quarter 2009. Results included a $50 net loss from impairment and sale of investments, partially offset by $23 of interest, dividends, leveraged lease income and foreign exchange gains. Results in the first quarter of 2009 primarily included expenses of $102 related to asset impairment partially offset by $58 of gains on sales of a professional services business and Yahoo shares, and $25 of interest, dividend and leveraged lease income.

Income taxes increased $1,067, or 59.0%, in the first quarter of 2010. The increase in income taxes primarily resulted from a change in the tax treatment of the Medicare Part D subsidy included in the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act of 2010 (Reconciliation Act), which we recorded as a charge of $995, along with higher income before income taxes, offset slightly by favorable adjustments related to audit issues (See Note 5). Our effective tax rate for first quarter 2010 was 52.9%, compared to 36.1% for first quarter 2009. The net increase in the effective tax rate was due to the enactment of the aforementioned health care legislation.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	March 31,
	2010	2009
Wireless customers (000)	86,987	78,232
Postpaid wireless customers (000)7	65,108	60,535
Prepaid wireless customers (000)7	5,377	5,961
Reseller wireless customers (000)7	10,717	8,931
Connected devices (000)7	5,785	2,805
Consumer revenue connections (000)1,2	45,044	46,847
Network access lines in service (000)2	48,083	53,992
Broadband connections (000)2,3,7	17,532	16,736
Video connections (000)4	4,423	3,534
Debt ratio5,7,8	40.4%	43.2%
Ratio of earnings to fixed charges6	5.22	4.70
Number of AT&T employees	276,280	294,600
1	Consumer revenue connections includes retail access lines, U-verse VoIP connections, broadband and video.
2	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3	Broadband connections include DSL, U-verse High-Speed Internet access, satellite broadband and 3G LaptopConnect cards.
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 2,296 in 2010 and 1,329 in 2009).
5	See our “Liquidity and Capital Resources” section for discussion.
6	See Exhibit 12.
7	Prior year amounts restated to conform to current period reporting methodology.
8
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. Cash on hand was $2,617 as of March 31, 2010, and $3,802 as of December 31, 2009.

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verseSM TV, high-speed broadband and voice services (U-verse) and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment publishes Yellow and White Pages directories and sells advertising in various media, including directory and Internet-based advertising, and local search.

The Other segment includes results from Sterling Commerce, Inc. (Sterling), customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Historically, intersegment activity has been reported as revenue in the billing segment and offsetting operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and report the cash operating and depreciation expense related to intersegment activity to the purchasing segment which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	First Quarter
	2010	2009	Percent Change

Segment operating revenues
Service	$12,850	$11,646	10.3%
Equipment	1,047	1,192	(12.2)
Total Segment Operating Revenues	13,897	12,838	8.2
Segment operating expenses
Operations and support	8,183	7,886	3.8
Depreciation and amortization	1,558	1,499	3.9
Total Segment Operating Expenses	9,741	9,385	3.8
Segment Operating Income	4,156	3,453	20.4
Equity in Net Income of Affiliates	13	-	-
Segment Income	$4,169	$3,453	20.7%

Wireless Properties Transactions
In May 2009, we announced a definitive agreement to acquire certain wireless assets from Verizon Wireless (VZ) for approximately $2,350 in cash. The assets primarily represent former Alltel Wireless assets. We will acquire wireless properties, including licenses and network assets, serving approximately 1.5 million subscribers in 79 service areas across 18 states. In April 2010, the Department of Justice (DOJ) cleared our acquisition of these properties, and we are awaiting the Federal Communications Commission's (FCC) approval. We anticipate that we will close this acquisition during the first half of 2010. Since the properties we will acquire use a different network technology than our Global System for Mobile Communication (GSM) technology, we expect to incur additional costs to convert that network and subscriber handsets to our GSM technology.

We have entered into definitive agreements to sell eight Centennial Communications, Corp. (Centennial) service areas in Louisiana and Mississippi, required by the DOJ as a condition to our acquisition of Centennial, and we are in the process of seeking regulatory approvals. We anticipate we will close the sales mid-year 2010. As of March 31, 2010, the fair value of the assets subject to the Centennial sale, net of related liabilities, was $282.

Wireless Customer and Operating Trends
As of March 31, 2010, we served 87.0 million wireless customers. Gross customer additions were 5.2 million in the first quarter of 2010, compared to 4.8 million in the first quarter of 2009. Customer net additions totaled 1.9 million for the first quarter of 2010, compared to 1.2 million in the first quarter of 2009. Net additions for the first quarter of 2010 included a 1.1 million net addition in connected device subscribers. Postpaid net additions of 512,000 were down 42.9%, compared to the first quarter of 2009, reflecting slowing growth in the industry subscriber base and lower postpaid churn throughout the industry. We expect that during 2010 postpaid customer net additions will decrease from prior-period levels, and revenue growth will continue to shift toward data revenues as penetration rates for integrated devices continue to rise and as sales of connected devices also continue to increase. For the first quarter of 2010, we continued to see an increase in gross and net additions related to the sale of smartphones and connected devices, such as eReaders and alarm monitoring devices. We expected continued growth in these product areas.

AT&T INC.
MARCH 31, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, which will encourage existing customers to upgrade their current services and add connected devices, attract customers from other providers, and minimize customer churn. Average service revenue per user (ARPU) in the first quarter of 2010 declined 0.4% compared to the first quarter of 2009, reflecting strong growth in connected device subscribers with a lower ARPU. While connected device subscribers generate significantly lower ARPU compared to postpaid customers, connected device subscribers tend to have lower churn rates than postpaid customers. ARPU from postpaid customers increased 3.9% in the first quarter of 2010 compared to the first quarter of 2009, reflecting usage of more advanced integrated devices, such as Apple iPhone, by these customers, evidenced by a 21.9% increase in postpaid data services ARPU in the first quarter of 2010. The continued increase in postpaid data services revenue was related to increased use of text messaging, Internet access, e-mail and other data services. The growth in data services ARPU in the first quarter of 2010 was offset by a 7.0% decline in voice and other service ARPU. We expect continued growth from data services, as more customers purchase advanced integrated devices and connected devices, such as eReaders, alarm monitoring, and mobile navigation devices, and as we continue to expand our network. Voice and other service ARPU in the first quarter of 2010 declined due to lower access charges, roaming revenues, and long-distance usage. Increases in our Family Talk® and reseller customer base, which have lower ARPU than traditional postpaid customers, have also contributed to these declines. We expect continued pressure on voice and other service ARPU.

The effective management of customer churn is also critical to our ability to maximize revenue growth and to maintain and improve margins. Customer churn is calculated by dividing the aggregate number of wireless customers who cancel service during each month in a period by the total number of wireless customers at the beginning of each month in that period. Ongoing improvement in our total and postpaid churn levels—now at our lowest recorded level—contributed to our net additions in the first quarter of 2010. The improvement was attributable to network enhancements, attractive products and services offerings, including Apple iPhone, customer service improvements, and continued high levels of advertising. Our customer churn rate was 1.30% for the first quarter of 2010, down from 1.56% for the first quarter of 2009. The churn rate for postpaid customers was 1.07% for the first quarter of 2010 down from 1.15% for the first quarter of 2009. These churn rate declines reflect network enhancements and broader coverage, more affordable rate plans and exclusive devices, and free mobile-to-mobile calling among our wireless customers.

Wireless Operating Results
Our Wireless segment operating income margin was 29.9% in the first quarter of 2010, compared to 26.9% for the first quarter of 2009. The higher margin in the first quarter of 2010 was primarily due to revenue growth of $1,059 in the first quarter of 2010, which exceeded the corresponding operating expense increase of $356.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $1,204, or 10.3%, in the first quarter of 2010, compared to the first quarter of 2009. The increase consisted of the following:
•
Data service revenue increased $947, or 29.8%, in the first quarter of 2010, compared to the first quarter of 2009. The increase was primarily due to the increased number of subscribers and heavier text and multimedia messaging by subscribers using integrated devices and other data-centric connected devices, such as eReaders and mobile navigation devices. The increase in data service ARPU of 17.2% in the first quarter of 2010, compared to the first quarter of 2009, reflects this trend. Our significant data growth also reflects an increased number of subscribers using our 3G network. Data service revenues represented approximately 32.1% of our Wireless segment service revenues in the first quarter of 2010, an increase from 27.3% for the first quarter of 2009.

•
Voice and other service revenue increased $257, or 3.0%, in the first quarter of 2010, compared to the first quarter of 2009. The increase was due to a 10.8% increase in the average number of wireless customers, partially offset by a voice and other service ARPU decline of 7.0% in the first quarter of 2010.

Equipment revenues decreased $145, or 12.2%, in the first quarter of 2010, compared to the first quarter of 2009. The decrease was due to lower traditional handset sales and increased sales of lower priced integrated devices.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses increased $297, or 3.8%, in the first quarter of 2010, compared to the first quarter of 2009. The increase was primarily due to the following:
•	Equipment cost increases of $191, reflecting the higher cost of acquiring more advanced integrated devices;
•	Interconnect, USF, and network system cost increases of $181 due to higher network traffic, revenue growth, and a USF rate increase; and
•	Selling expense increases (other than commissions) of $106, primarily due to increased advertising in response to competitive pressures.

These increases were offset by the following:
•	Commission expense decreases of $96;
•	Bad debt expense decrease of $49; and
•	Customer service cost decreases of $31.

These decreases were due in part to lower gross and net postpaid additions in the first quarter of 2010 compared to the first quarter of 2009.

Depreciation and amortization expenses increased $59, or 3.9%, in the first quarter of 2010. Depreciation expense increased $151, or 14.3%, in the first quarter of 2010 primarily due to increased expense related to ongoing capital spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

Amortization expense decreased $92, or 20.7%, in the first quarter primarily due to lower amortization of intangibles related to acquisitions, partially offset by an increase related to Centennial customer lists from that acquisition.

Wireless Supplementary Operating and Financial Data
	First Quarter
	2010	2009	Percent Change

Wireless Customers (000)	86,987	78,232	11.2%
Net Customer Additions (000)	1,857	1,223	51.8%
Total Churn	1.30%	1.56%	(26) BP

Postpaid Customers (000)	65,108	60,535	7.6%
Net Postpaid Customer Additions (000)	512	897	(42.9)%
Postpaid Churn	1.07%	1.15%	(8) BP

Prepaid Customers (000)	5,377	5,961	(9.8)%
Net Prepaid Customer Additions (000)	24	(155)	-

Reseller Customers (000)	10,717	8,931	20.0%
Net Reseller Customer Additions (000)	269	337	(20.2)%

Connected Device Customers (000)	5,785	2,805	-
Net Connected Device Customer Additions (000)	1,052	144	-

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	First Quarter
	2010	2009	Percent Change

Segment operating revenues
Voice	$7,479	$8,503	(12.0)%
Data	6,631	6,281	5.6
Other	1,311	1,377	(4.8)
Total Segment Operating Revenues	15,421	16,161	(4.6)
Segment operating expenses
Operations and support	10,612	10,928	(2.9)
Depreciation and amortization	3,099	3,176	(2.4)
Total Segment Operating Expenses	13,711	14,104	(2.8)
Segment Operating Income	1,710	2,057	(16.9)
Equity in Net Income of Affiliates	5	3	66.7
Segment Income	$1,715	$2,060	(16.7)%

Operating Income and Margin Trends
Our Wireline segment operating income decreased $347, or 16.9%, in the first quarter of 2010. Our Wireline segment operating income margin decreased from 12.7% for the first quarter of 2009 to 11.1% for the first quarter of 2010. Our operating income continued to be pressured by access line declines due to economic pressures on our consumer and business wireline customers and competition, as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. Wireline operating margins are declining primarily due to reduced voice revenue, partially offset by continued growth in data revenue. Decreases in first-quarter wireline operating expenses reflect reduced pension/OPEB costs and impacts of continuing cost initiatives in 2010.

Operating Results
Voice revenues decreased $1,024, or 12.0%, in the first quarter of 2010 primarily due to continuing economic pressures and declining demand for traditional voice and other circuit-based services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $607, or 11.7%. The decrease was driven primarily by a decline of 10.9% in total switched access lines and a decrease in average local voice revenue per user. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies, the disconnection of additional lines and economic pressures.

•
Long-distance revenues decreased $372, or 12.5%. The decrease was primarily due to lower demand for long-distance service from global businesses and consumer customers, which decreased revenues $281, and expected declines in the number of national mass-market customers, which decreased revenues $94.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $350, or 5.6%, in the first quarter of 2010. Data revenues accounted for approximately 43% of wireline operating revenues in the first quarter of 2010 and 39% in the first quarter of 2009. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $551, or 18.0%, primarily driven by AT&T U-verse expansion and growth in IP-based strategic business services, which include Ethernet, virtual private networks (VPN), and application services. U-verse video and VoIP revenue increased $294, and strategic business service revenues increased $143 driven mostly by VPN, in the first quarter of 2010. Broadband high-speed Internet access increased IP data revenues $92 in the first quarter of 2010. The increase in IP data revenues in 2010 reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Traditional circuit-based services which include frame relay, asynchronous transfer mode and managed packet services, decreased $120, or 21.8%. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues decreased $66, or 4.8%, in the first quarter of 2010. Integration services and customer premises equipment, government-related services and outsourcing account for more than 60% of total other revenue for both periods. Revenue from equipment sales and related network integration decreased by $52 primarily due to continuing economic pressure on business customers.

Operations and support expenses decreased $316, or 2.9%, in the first quarter of 2010. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, information technology and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The decrease was primarily due to a $242 decline in pension/OPEB expense, lower contract services of $131, lower bad debt expense of $113 and lower other force-related expenses of $98. Partially offsetting these decreases were increased Universal Service Fund expenses of $153 due to rate increases and U-verse content and network related expenses of $107.

Depreciation and amortization expenses decreased $77, or 2.4%, in the first quarter of 2010. The decrease is primarily related to lower amortization of intangibles for the customer lists associated with acquisitions.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wired Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2010 and 2009 are shown below and trends are addressed throughout this segment discussion.

(in 000s)
	March 31,	March 31,	Percent
	2010	2009	Change
Switched Access Lines1
Retail Consumer	25,488	29,575	(13.8)%
Retail Business2	19,854	21,499	(7.7)
Retail Subtotal2	45,342	51,074	(11.2)
Percent of total switched access lines	94.3%	94.6%

Wholesale Subtotal2	2,664	2,811	(5.2)
Percent of total switched access lines	5.5%	5.2%

Payphone (Retail and Wholesale)3	77	107	(28.0)
Percent of total switched access lines	0.2%	0.2%

Total Switched Access Lines	48,083	53,992	(10.9)%

Total Retail Consumer Voice Connections6	26,633	29,969	(11.1)%

Total Wired Broadband Connections4	16,044	15,436	3.9%

Satellite service5	2,127	2,205	(3.5)%
U-verse video	2,296	1,329	72.8
Video Connections	4,423	3,534	25.2%
1	Represents access lines served by AT&T’s ILECs and affiliates.
2	Prior period amounts restated to conform to current period reporting methodology.
3	Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
4	Total wired broadband connections include DSL, U-verse High Speed Internet access and satellite broadband.
5	Satellite service includes connections under our agency and resale agreements.
6	Includes consumer U-verse VoIP connections.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising Solutions
Segment Results
	First Quarter
	2010	2009	Percent Change

Total Segment Operating Revenues	$1,041	$1,249	(16.7)%
Segment operating expenses
Operations and support	675	721	(6.4)
Depreciation and amortization	138	176	(21.6)
Total Segment Operating Expenses	813	897	(9.4)
Segment Income	$228	$352	(35.2)%

Operating Results
Our Advertising Solutions operating income margin was 21.9% in the first quarter of 2010, compared to 28.2% in the first quarter of 2009.

Operating revenues decreased $208, or 16.7%, in the first quarter of 2010 largely driven by continuing declines in print revenue of $234 as customers reduced or eliminated print ad purchases due to the slow economy. This decrease was partially offset by increased Internet revenue of $27 as some customers shifted from print ads to other advertising services, such as Internet-based advertising and local search.

Operating expenses decreased $84, or 9.4%, in the first quarter of 2010 largely driven by decreased depreciation and amortization of $38, resulting from use of an accelerated method of amortization for the customer list acquired as part of the BellSouth Corporation (BellSouth) acquisition, decreases in product related expenses of $15 and advertising costs of $10.

Other
Segment Results
	First Quarter
	2010	2009	Percent Change

Total Segment Operating Revenues	$290	$323	(10.2)%
Total Segment Operating Expenses	374	448	(16.5)
Segment Operating Income (Loss)	(84)	(125)	32.8
Equity in Net Income of Affiliates	199	134	48.5
Segment Income (Loss)	$115	$9	-

Our other segment operating results consist primarily of Sterling, customer information services (primarily operator services), corporate and other operations. Sterling provides business-integration software and services.

Segment operating revenues decreased $33, or 10.2%, in the first quarter, primarily due to reduced revenues from our operator services.

Segment operating expenses decreased $74, or 16.5%, in the first quarter, primarily due to the accrual of a first quarter 2009 legal reserve.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our other segment also includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded under generally accepted accounting principles, which include adjustments for the equity method of accounting and exclude certain adjustments required for local reporting in specific countries. Our equity in net income of affiliates by major investment is listed below:

	First Quarter
	2010	2009
América Móvil	$145	$101
Telmex	40	17
Telmex Internacional	16	17
Other	(2)	(1)
Other Segment Equity in Net Income of Affiliates	$199	$134

Equity in net income of affiliates increased $65 in the first quarter primarily due to improved operating results at Telmex and América Móvil and foreign currency translation gains at América Móvil, Telmex and Telmex Internacional. On January 13, 2010, América Móvil announced that its Board of Directors had authorized it to submit a tender offer for 100% of Carso Global Telecom, S.A. de C.V. (CGT), a holding company that owns 59.4% of Telmex and 60.7% of Telmex Internacional, in exchange for América Móvil shares and an offer for Telmex Internacional shares not owned by CGT, to be exchanged for cash or América Móvil shares, at the election of the shareholders. On April 30, 2010, we disclosed that we intend to tender our shares in Telmex Internacional for América Móvil shares, at the offered exchange rate and that we may make additional market purchases of América Móvil shares with a market value of up to an aggregate of $600 in order to maintain our pre-exchange offer percentage ownership in América Móvil. Such purchases may be funded with the proceeds of market sales of shares and/or American Depository Shares in Telmex with a market value of up to an aggregate of $600. We are in the process of evaluating the impact to our results from these potential transactions.

OTHER BUSINESS MATTERS

U-verse Services  We are continuing to expand our deployment of U-verse high-speed broadband and TV services. As of March 31, 2010, we have passed 23.8 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 74 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each as we continue to monitor these systems. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

We believe that our U-verse TV service is subject to federal oversight as a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our request or have refused us permission to use our existing right-of-ways to deploy or activate our U-verse-related services and products, resulting in litigation. Pending negotiations and current or threatened litigation involving municipalities could delay our deployment plans in those areas. In March 2010, the Court of Appeals for the Second Circuit ruled in our favor and vacated the lower court ruling that AT&T’s U-verse TV service is a cable service in Connecticut. Petitions have been filed at the FCC alleging that the manner in which AT&T provisions “public, educational and governmental” (PEG) programming over its U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California state superior court raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that AT&T must deliver PEG programming in a manner substantially different from the way it does today or in ways that are inconsistent with AT&T’s current network architecture, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the telephone concession provided by the company is, in essence, a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA), as amended. In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal, and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion is pending. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but we will continue to evaluate the potential impact of this suit on our financial results as it progresses.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency (NSA) in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act, and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals.

Management believes this appeal is without merit and intends to continue to defend these matters vigorously.

Labor Contracts  On February 8, 2010, the Company and the CWA announced a tentative agreement covering approximately 30,000 core wireline employees in the nine-state former BellSouth region, subject to ratification by those covered employees. This agreement was ratified on March 5, 2010. The agreement provides for a three-year term and, for the vast majority of those covered employees, a 3 percent wage increase in years one and two, a wage increase in year three of 2.75 percent and pension band increases of 2 percent for each year of the agreement. This agreement also provides for continued health care coverage with reasonable cost sharing. Approximately 97 percent of represented core wireline employees are now covered by agreements reached since prior labor agreements expired during 2009.

On April 17, 2010, the Company and the CWA also announced a tentative agreement covering approximately 11,200 Mobility employees in the nine-state former BellSouth region (Mobility Southeast Region) subject to ratification by covered employees. Ratification is not scheduled to be complete until late May 2010. The agreement provides for a four-year term with general wage increases each year of 2.75 percent, 2.25 percent, and 2.5 percent in years three and four (2012 – 2013). A ratification bonus of five hundred dollars will be paid to eligible employees upon ratification. The agreement includes traditional work rules and wages only. Health care coverage was not among the issues negotiated in the agreement.

Health Care Legislation  We provide a variety of medical and prescription drug benefits to certain active and retired employees under various plans. During March 2010, the President signed into law comprehensive health care reform legislation under the PPACA and the Reconciliation Act. Among the major provisions of these laws are a change in the tax treatment of the Medicare Part D subsidy, Medicare payment reforms, an excise tax on “Cadillac” plans as well as mandates for providing coverage and other requirements for delivery of health care to employees and retirees. AT&T recorded a non-cash charge of $995 in the first quarter of 2010 to reflect the impact of this change. As a result of this legislation, AT&T will be evaluating prospective changes to the active and retiree health care benefits offered by the company.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. Where appropriate, we are pursuing additional legislative and regulatory measures to reduce regulatory burdens that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. For example, we are supporting efforts to update and improve regulatory treatments for retail services. Passage of legislation is uncertain and depends on many factors.

The current Commission appears to be more open than the prior Commission to maintaining or expanding regulatory requirements on entities subject to its jurisdiction. In addition, Congress, the President and the FCC all have declared a national policy objective of ensuring that all Americans have access to broadband technologies and services. In 2009, Congress charged the FCC with developing a National Broadband Plan, which the FCC delivered to Congress on March 16, 2010. The Plan is broad in scope and proposes a detailed strategy for expanding deployment and adoption of broadband facilities and services. It contains a series of recommendations for future action by the FCC, Congress and other governmental agencies, including dozens of rulemaking proceedings at the FCC over the course of the next 12 to 18 months. The proceedings will affect all segments of the communications industry and may encompass proposed rules and policies relating to universal service support, intercarrier compensation, unbundling of broadband facilities/services, data roaming and regulation of special access services and other high capacity services as well as a variety of other areas that could have an impact on AT&T’s operations and revenues. However, at this stage, it is too early to assess what, if any, impact such proposed changes could have on us.

Our wireless operations operate in robust competitive markets but are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC has recognized the importance of providing carriers with access to adequate spectrum to permit continued wireless growth and has begun investigating how to develop policies to promote that goal. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

AT&T has previously noted that the broadband marketplace is robustly competitive and that we do not block consumers from accessing the lawful Internet sites of their choice. We therefore believe that prescriptive “net neutrality” rules are not only unnecessary but also counterproductive to the extent they would restrict broadband Internet access providers from developing innovative new services for consumers and/or content and application providers. Nor do we believe that wireless providers should be prohibited from entering into exclusive arrangements with handset manufacturers or that government should regulate wireless early termination fees as is currently being proposed. It is widely recognized that the wireless industry in the United States is characterized by innovation, differentiation, declining prices and extensive competition among handset manufacturers, service providers and applications. For this reason, additional broadband regulation and new wireless requirements are unwarranted.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Net Neutrality  In 2009, the FCC adopted a Notice of Proposed Rulemaking (NPRM) seeking comment on six proposed “net neutrality” rules that are intended to preserve the “free and open Internet.” The proposed rules apply to providers of “broadband Internet access service” and state that, subject to “reasonable network management,” such a provider:

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
•
Must disclose such information concerning network management and other practices as is reasonably required for users and content, application and service providers to enjoy the protections specified in these rules.

The NPRM states that the proposed rules would apply to all platforms over which broadband Internet access services are provided, including mobile wireless broadband, while recognizing that different platforms involve significantly different technologies, market structures, patterns of consumer usage and regulatory history. The comment cycle on the NPRM was extended and will conclude in the second quarter of 2010. We are unable to determine the impact of this proceeding on our operating results and financial condition at this time.

On April 6, 2010, the D.C. Circuit vacated the FCC’s 2008 Comcast Order, in which the FCC concluded that Comcast unlawfully had interfered with its cable modem customers’ use of certain peer-to-peer applications, in violation of the FCC’s net neutrality principles. The court found that the FCC failed to show it had authority to enforce those principles against Comcast.  On May 6, 2010, FCC Chairman Genachowski issued a statement indicating that the FCC intends to initiate a proceeding in order to define the transmission component of broadband Internet access service as a Title II “telecommunications service” and to subject that transmission component to a limited set of regulatory obligations, including universal service, disability access, and privacy requirements as well as a prohibition on unreasonable discrimination.  Given that the FCC has not yet initiated this proceeding, much less clarified the rules and requirements that would apply under this new approach, we are unable to determine the potential impact of this proceeding on our operating results and financial condition at this time.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,617 in cash and cash equivalents available at March 31, 2010. Cash and cash equivalents included cash of $406 and money market funds and other cash equivalents of $2,211. In the first three months of 2010, cash inflows were primarily provided by cash receipts from operations. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first three months of 2010, cash provided by operating activities was $7,253 compared to $7,915 in the first three months of 2009. Cash provided by operating activities was higher during 2009 primarily due to significantly lower performance based payments during 2009.

Cash Used in or Provided by Investing Activities
In the first three months of 2010, cash used in investing activities consisted primarily of $3,156 for capital expenditures, $184 for interest during construction and $175 related to the acquisition of additional spectrum. Cash provided by investing activities totaled $9.

Our capital expenditures are primarily for our wireless and wireline networks and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment increased 40% in the first three months. Expenditures were used for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network, as well as for IT and other support systems for our wireless service. The Wireline segment represents 66% of the total capital expenditures, excluding interest during construction. Wireline capital expenditures decreased 14% in the first quarter compared to the previous year reflecting decreased spending on U-verse services as the upgrades to our existing network become more mature.

AT&T INC.
MARCH 31, 2010

Item 2. Management's Discussion and Analysis of Fianancial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We continue to expect that our 2010 capital expenditures will be in the range of $18,000 to $19,000, assuming that the regulatory environment remains favorable for investment. We continue to expect to fund 2010 capital expenditures for our wireless and wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
In the first three months of 2010, our financing activities primarily consisted of the repayment of debt, the payment of dividends and the return of collateral (see Note 6 for collateral).

In the first three months of 2010, we repaid $2,512 of long-term debt. In addition, we paid dividends of $2,479 in the first three months of 2010 and $2,416 in the first three months of 2009, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2009. Dividends declared by our Board of Directors totaled $0.42 per share in the first quarter of 2010 and $0.41 per share in the first quarter of 2009. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

In the first three months of 2010, we funded our financing activities primarily through cash from operations, cash on hand and net proceeds of $323 from the issuance of commercial paper and other short-term borrowings.

At March 31, 2010, we had $9,437 of debt maturing within one year, which included $9,081 of long-term debt maturities and $356 of commercial paper and other short-term borrowings. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth can be put each April until maturity in 2021. (No such put was exercised during April 2010.)
•
An accreting zero-coupon note may be redeemed each May, excluding May 2011, until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

At March 31, 2010, our debt ratio was 40.4% compared to 43.2% at March 31, 2009 and 41.3% at December 31, 2009. The decreased debt ratio from a year ago is due to a $4,889 decrease in debt and a $4,771 increase in stockholders’ equity. The decreased debt ratio from December 31, 2009 is due to a $2,620 decrease in debt and a $141 increase in stockholders’ equity.

We have a $9,465 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,535, provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At March 31, 2010, we had no borrowings outstanding under this agreement.

AT&T INC.
MARCH 31, 2010

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2010, we had interest rate swaps with a notional value of $10,500 and a fair value of $429.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(163) at March 31, 2010. We have rate locks with a notional value of $3,600 and a net fair value of $89 and foreign exchange contracts with a notional value of $263 and a net fair value of $(13) at March 31, 2010.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2010.

AT&T INC.
MARCH 31, 2010

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, and adverse medical cost trends and unfavorable health care legislation and regulations.

•
The final outcome of Federal Communications Commission and other federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, wireless license awards and renewals and wireless services.

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings and judicial review, if any, of such proceedings, including proceedings relating to Interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates, broadband deployment including our U-verse services, net neutrality, performance measurement plans, service standards and traffic compensation.

•
Enactment of additional state, federal and/or foreign regulatory and tax laws and regulations pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.

•
Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies (e.g., cable, wireless and VoIP) and our ability to maintain capital expenditures.

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

•	Our continued ability to attract and offer a diverse portfolio of devices, some on an exclusive basis.
•	The availability and cost of additional wireless spectrum and regulations relating to licensing and technical standards and deployment and usage, including network management rules.
•	Our ability to manage growth in wireless data services, including network quality.
•	The outcome of pending or threatened litigation, including patent and product safety claims by or against third parties.
•
The impact on our networks and business from major equipment failures, our inability to obtain equipment/software or have equipment/software serviced in a timely and cost-effective manner from suppliers, severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

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

•	Our ability to adequately fund our wireless operations, including payment for additional spectrum; network upgrades and technological advancements.
•	Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2010

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2010, there were no such material developments.

AT&T INC.
MARCH 31, 2010

Item 5. Exhibits

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

AT&T Inc.

May 6, 2010                                                                                                                                       /s/ Richard G. Lindner.
Richard G. Lindner
Senior Executive Vice President
   and Chief Financial Officer