Form 10-Q
period 2010-06-30
AT&T INC.
filed 2010-08-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes [   ]   No [X]

At July 31, 2010, there were 5,909 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating Revenues
Wireless service	$13,186	$11,960	$26,036	$23,606
Voice	7,219	8,255	14,698	16,758
Data	6,848	6,323	13,479	12,605
Directory	1,007	1,211	2,048	2,460
Other	2,548	2,865	5,077	5,642
Total operating revenues	30,808	30,614	61,338	61,071
Operating Expenses
Cost of services and sales (exclusive of depreciation and amortization shown separately below)	12,381	12,557	24,716	24,758
Selling, general and administrative	7,475	7,682	14,863	15,340
Depreciation and amortization	4,838	4,875	9,638	9,733
Total operating expenses	24,694	25,114	49,217	49,831
Operating Income	6,114	5,500	12,121	11,240
Other Income (Expense)
Interest expense	(754)	(876)	(1,519)	(1,722)
Equity in net income of affiliates	195	231	412	368
Other income (expense) – net	723	30	700	15
Total other income (expense)	164	(615)	(407)	(1,339)
Income from Continuing Operations Before Income Taxes	6,278	4,885	11,714	9,901
Income taxes	2,173	1,612	5,048	3,423
Income from Continuing Operations	4,105	3,273	6,666	6,478
Income (Loss) from Discontinued Operations, net of tax	(4)	3	(3)	(1)
Net Income	4,101	3,276	6,663	6,477
Less: Net Income Attributable to Noncontrolling Interest	(78)	(78)	(165)	(153)
Net Income Attributable to AT&T	$4,023	$3,198	$6,498	$6,324
Basic Earnings Per Share from Continuing Operations Attributable to AT&T	$0.68	$0.54	$1.10	$1.07
Basic Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-	-	-
Basic Earnings Per Share Attributable to AT&T	$0.68	$0.54	$1.10	$1.07
Diluted Earnings Per Share from Continuing Operations Attributable to AT&T	$0.68	$0.54	$1.10	$1.07
Diluted Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-	-	-
Diluted Earnings Per Share Attributable to AT&T	$0.68	$0.54	$1.10	$1.07
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,909	5,900	5,907	5,898
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,937	5,923	5,936	5,923
Dividends Declared Per Common Share	$0.42	$0.41	$0.84	$0.82
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30, 2010	December 31, 2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,377	$3,741
Accounts receivable – net of allowances for doubtful accounts of $1,084 and $1,202	13,780	14,845
Prepaid expenses	1,666	1,562
Deferred income taxes	1,225	1,247
Other current assets	3,344	3,792
Total current assets	21,392	25,187
Property, plant and equipment	236,187	230,295
Less: accumulated depreciation and amortization	(135,885)	(130,242)
Property, Plant and Equipment – Net	100,302	100,053
Goodwill	73,484	72,782
Licenses	49,957	48,741
Customer Lists and Relationships – Net	6,047	7,393
Other Intangible Assets – Net	5,539	5,494
Investments in Equity Affiliates	4,346	2,921
Other Assets	6,489	6,275
Total Assets	$267,556	$268,846

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$9,721	$7,361
Accounts payable and accrued liabilities	18,157	21,260
Advanced billing and customer deposits	3,943	4,170
Accrued taxes	1,879	1,681
Dividends payable	2,482	2,479
Total current liabilities	36,182	36,951
Long-Term Debt	60,277	64,720
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	25,615	23,781
Postemployment benefit obligation	27,421	27,847
Other noncurrent liabilities	14,578	13,226
Total deferred credits and other noncurrent liabilities	67,614	64,854

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2010 and December 31, 2009: issued 6,495,231,088 at June 30, 2010 and December 31, 2009)	6,495	6,495
Additional paid-in capital	91,628	91,707
Retained earnings	40,909	39,366
Treasury stock (586,184,637 at June 30, 2010 and 593,300,187 at December 31, 2009, at cost)	(21,134)	(21,260)
Accumulated other comprehensive loss	(14,852)	(14,412)
Noncontrolling interest	437	425
Total stockholders’ equity	103,483	102,321
Total Liabilities and Stockholders’ Equity	$267,556	$268,846
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Six months ended
	June 30,
	2010	2009
Operating Activities
Net income	$6,663	$6,477
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	9,638	9,733
Undistributed earnings from investments in equity affiliates	(378)	(339)
Bad debt expense	671	975
Deferred income tax expense	2,076	746
Net (gain) loss from impairment and sale of investments	(641)	92
Changes in operating assets and liabilities:
Accounts receivable	394	169
Other current assets	389	(58)
Accounts payable and accrued liabilities	(3,063)	(2,054)
Net income attributable to noncontrolling interest	(165)	(153)
Other - net	226	184
Total adjustments	9,147	9,295
Net Cash Provided by Operating Activities	15,810	15,772

Investing Activities
Construction and capital expenditures
Capital expenditures	(7,856)	(7,017)
Interest during construction	(379)	(368)
Acquisitions, net of cash acquired	(2,554)	(55)
Dispositions	14	199
(Purchases) and sales of securities, net	(545)	4
Other	17	14
Net Cash Used in Investing Activities	(11,303)	(7,223)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	3,280	(3,915)
Issuance of long-term debt	-	8,161
Repayment of long-term debt	(4,661)	(2,036)
Issuance of treasury stock	5	4
Dividends paid	(4,960)	(4,834)
Other	(535)	(381)
Net Cash Used in Financing Activities	(6,871)	(3,001)
Net increase (decrease) in cash and cash equivalents	(2,364)	5,548
Cash and cash equivalents beginning of year	3,741	1,727
Cash and Cash Equivalents End of Period	$1,377	$7,275

Cash paid during the six months ended June 30 for:
Interest	$2,390	$2,219
Income taxes, net of refunds	$2,449	$2,295
See Notes to Consolidated Financial Statements.

AT&T Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
Dollars and shares in millions except per share amounts
	June 30, 2010
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,707
Issuance of treasury shares		68
Share-based payments		(147)
Balance at end of period		$91,628

Retained Earnings
Balance at beginning of year		$39,366
Net income attributable to AT&T ($1.10 per share)		6,498
Dividends to stockholders ($0.84 per share)		(4,963)
Other		8
Balance at end of period		$40,909

Treasury Stock
Balance at beginning of year	(593)	$(21,260)
Issuance of shares	7	126
Balance at end of period	(586)	$(21,134)

Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax:
Balance at beginning of year		$(14,412)
Other comprehensive income attributable to AT&T (see Note 2)		(440)
Balance at end of period		$(14,852)

Noncontrolling Interest:
Balance at beginning of year		$425
Net income attributable to noncontrolling interest		165
Distributions		(151)
Translation adjustments applicable to noncontrolling interest, net of taxes		(2)
Balance at end of period		$437

Total Stockholders’ Equity at beginning of year		$102,321
Total Stockholders’ Equity at end of period		$103,483
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” The consolidated financial statements have been prepared pursuant to Regulation S-X and other applicable rules of the Securities and Exchange Commission  that permit reduced disclosures for interim reporting. We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the accompanying unaudited consolidated financial statements, we have reviewed all known events that have occurred after June 30, 2010, and through the date that our Form 10-Q was available for issuance for possible inclusion in this Form 10-Q (see Note 8).

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation—see Note 4 for a discussion of our change in approach to intersegment activity, effective January 1, 2010, and see Note 7 for a discussion of changes in reporting related to discontinued operations.

Recent Accounting Standards

Fair Value Measurements and Disclosures  In January 2010, the FASB issued “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (Accounting Standards Update (ASU) 2010-06), which requires new disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques. For financial assets and liabilities subject to lowest-level measurements, ASU 2010-06 further requires that we separately present purchases, sales, issuances, and settlements instead of netting these changes. With respect to matters other than lowest-level measurements, we adopted ASU 2010-06 beginning with the quarter ended March 31, 2010, with the remaining disclosure requirements becoming effective for fiscal years and interim periods beginning on or after December 15, 2010 (i.e., the quarter ending March 31, 2011, for us). See Note 6 for fair value measurements and disclosures for our investment securities and derivatives.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Valuation and Other Adjustments Included in the current liabilities reported on our consolidated balance sheets are acquisition-related accruals established prior to 2009. The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation (BellSouth), and Dobson Communications Corporation (Dobson). Following is a summary of the accruals recorded at December 31, 2009, cash payments made during 2010, and the adjustments thereto:

	12/31/09	Cash	Adjustments	6/30/10
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$6	$(2)	$(2)	$2
Pension and postemployment benefit plans	98	(2)	-	96
Lease terminations1	212	(19)	(61)	132
Equipment removal and other related costs1	23	(1)	(20)	2
Total	$339	$(24)	$(83)	$232
1The “Adjustments and Accruals” related to the BellSouth and Dobson acquisitions and resulted in goodwill reductions.

Employee Separations  We establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. We had severance accruals of $290 at June 30, 2010 and $676 at December 31, 2009. The decrease in balance was due to payments during the period.

Income Taxes  In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which included a change in the tax treatment related to Medicare Part D subsidies. We recorded a $995, or $0.17 per diluted share, charge to income tax expense in our consolidated statement of income during the first quarter of 2010 and increased our deferred income taxes liability balance to reflect the impact of this change. The charge also contributed to an increase in our effective tax rate to 43.1% for the six months ended June 30, 2010, compared to 34.6% for the same period in 2009.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2010 and 2009 include net income, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale securities, net unrealized gains (losses) on cash flow hedges and defined benefit postretirement plans. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies and the reclassification adjustment on cash flow hedges was due to the amortization of losses from our interest rate locks.

Following is our comprehensive income with the respective tax impacts for the three months and six months periods ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$4,101	$3,276	$6,663	$6,477
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $(1), $(1), $(2) and $(8) attributable to noncontrolling interest), net of taxes of $12, $63, $62 and $43	22	119	115	82
Net unrealized gains (losses) on securities:
Unrealized gains (losses), net of taxes of $(62), $63, $(14) and $15	(115)	119	(25)	29
Less reclassification adjustment realized in net income, net of taxes of $(16), $0, $(29) and $41	(30)	-	(55)	77
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) on rate locks and cross currency swaps net of taxes of $(257), $128, $(273) and $224	(472)	234	(502)	418
Reclassification adjustment for losses on cash flow hedges included in net income, net of taxes of $2, $1, $4 and $4	3	4	6	7
Defined benefit postretirement plans:
Amortization of net actuarial gain and prior service cost included in net income, net of taxes of $5, $37, $11 and $67	8	69	19	126
Other	-	1	-	-
Other comprehensive income (loss)	(584)	546	(442)	739
Total comprehensive income	3,517	3,822	6,221	7,216
Less: Total comprehensive income attributable to noncontrolling interest	(77)	(77)	(163)	(145)
Total Comprehensive IncomeAttributable to AT&T	$3,440	$3,745	$6,058	$7,071

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and six months ended June 30, 2010 and 2009, are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerators
Numerator for basic earnings per share:
Net income attributable to AT&T	$4,023	$3,198	$6,498	$6,324
Dilutive potential common shares:
Other share-based payment	2	2	4	5
Numerator for diluted earnings per share	$4,025	$3,200	$6,502	$6,329
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	5,909	5,900	5,907	5,898
Dilutive potential common shares:
Stock options	3	3	3	3
Other share-based payment	25	20	26	22
Denominator for diluted earnings per share	5,937	5,923	5,936	5,923
Basic earnings per share attributable to AT&T	$0.68	$0.54	$1.10	$1.07
Diluted earnings per share attributable to AT&T	$0.68	$0.54	$1.10	$1.07

At June 30, 2010, we had issued and outstanding options to purchase approximately 143 million shares of AT&T common stock. The exercise prices of 127 million shares were above the market price of AT&T stock at June 30, 2010. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the period. At June 30, 2010, the exercise prices of 12 million stock options were below market price.

At June 30, 2009, we had issued and outstanding options to purchase approximately 183 million shares of AT&T common stock. The exercise prices of 164 million shares were above the market price of AT&T stock at June 30, 2009. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the period. At June 30, 2009, the exercise prices of 16 million stock options were below market price.

AT&T INC.
JUNE 30, 2010

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

The Other segment includes results from customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated. In May 2010, we announced the sale of Sterling Commerce Inc. (Sterling). The Other segment results for all periods shown have been restated to exclude the results of Sterling, which are now reflected in discontinued operations (see Note 7).

Historically, the intersegment activity had been reported as revenue in the billing segment and offsetting operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and instead report the cash operating and depreciation expense related to intersegment activity in the purchasing segment which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010. We have restated prior-period segment information to conform to the current period’s presentation.

In the following tables, we show how our segment results are reconciled to our consolidated results reported. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each such operating segment. The consolidation column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net.

Segment assets as of June 30, 2010 are materially unchanged from the year ended December 31, 2009 with the exception of Wireless segment assets. Our Wireless segment assets totaled $119,496, which increased $2,969, or 2.5%, primarily due to increases in goodwill and licenses related to purchase of certain Verizon Wireless properties (See Note 7).

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2010
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$14,242	$15,396	$1,007	$163	$-	$30,808
Operations and support expenses	8,562	10,389	673	232	-	19,856
Depreciation and amortization expenses	1,578	3,123	132	5	-	4,838
Total segment operating expenses	10,140	13,512	805	237	-	24,694
Segment operating income (loss)	4,102	1,884	202	(74)	-	6,114
Interest expense	-	-	-	-	754	754
Equity in net income of affiliates	7	-	-	188	-	195
Other income	-	-	-	-	723	723
Segment income before income taxes	$4,109	$1,884	$202	$114	$(31)	$6,278

For the six months ended June 30, 2010
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$28,139	$30,817	$2,048	$334	$-	$61,338
Operations and support expenses	16,745	21,006	1,348	480	-	39,579
Depreciation and amortization expenses	3,136	6,219	270	13	-	9,638
Total segment operating expenses	19,881	27,225	1,618	493	-	49,217
Segment operating income (loss)	8,258	3,592	430	(159)	-	12,121
Interest expense	-	-	-	-	1,519	1,519
Equity in net income of affiliates	20	5	-	387	-	412
Other income	-	-	-	-	700	700
Segment income before income taxes	$8,278	$3,597	$430	$228	$(819)	$11,714

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2009
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$13,222	$15,989	$1,211	$192	$-	$30,614
Operations and support expenses	8,428	10,924	706	181	-	20,239
Depreciation and amortization expenses	1,504	3,194	166	11	-	4,875
Total segment operating expenses	9,932	14,118	872	192	-	25,114
Segment operating income (loss)	3,290	1,871	339	-	-	5,500
Interest expense	-	-	-	-	876	876
Equity in net income of affiliates	-	5	-	226	-	231
Other income (expense) – net	-	(1)	-	-	31	30
Segment income before income taxes	$3,290	$1,875	$339	$226	$(845)	$4,885

For the six months ended June 30, 2009
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$26,060	$32,151	$2,460	$400	$-	$61,071
Operations and support expenses	16,314	21,856	1,427	501	-	40,098
Depreciation and amortization expenses	3,003	6,368	342	20	-	9,733
Total segment operating expenses	19,317	28,224	1,769	521	-	49,831
Segment operating income (loss)	6,743	3,927	691	(121)	-	11,240
Interest expense	-	-	-	-	1,722	1,722
Equity in net income of affiliates	-	8	-	360	-	368
Other income (expense) – net	-	(1)	-	-	16	15
Segment income before income taxes	$6,743	$3,934	$691	$239	$(1,706)	$9,901

AT&T INC.
JUNE 30, 2010

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

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying Consolidated Statements of Income. In the following table, gains are denoted with parentheses. A portion of these expenses is capitalized as part of the benefit load on internal construction and capital expenditures, historically averaging approximately 10%.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension (benefit) cost:
Service cost – benefits earned during the period	$269	$272	$538	$544
Interest cost on projected benefit obligation	788	845	1,575	1,690
Expected return on assets	(1,143)	(1,141)	(2,286)	(2,281)
Amortization of prior service (benefit) cost	(4)	28	(8)	55
Recognized actuarial loss	171	166	342	332
Net pension cost	$81	$170	$161	$340

Postretirement (benefit) cost:
Service cost – benefits earned during the period	$87	$88	$174	$176
Interest cost on accumulated postretirement
benefit obligation	566	631	1,129	1,261
Expected return on assets	(285)	(239)	(569)	(478)
Amortization of prior service benefit	(157)	(89)	(313)	(179)
Recognized actuarial gain	(1)	-	(3)	-
Postretirement cost	$210	$391	$418	$780

Combined net pension and postretirement cost	$291	$561	$579	$1,120

Our combined net pension and postretirement cost decreased $270 in the second quarter and $541 for the first six months of 2010. The decrease was primarily related to lower interest costs due to a lower net obligation, as a result of retiree medical and drug coverage changes, partially offset by a change in the discount rate from 7% to 6.5%. An increase in amortization of prior service benefit, driven by the utilization of market interest rates for lump sum pension distributions, under the Pension Protection Act and changes in future retiree benefits, also contributed to the decrease in combined net pension and postretirement cost. We use a method in which gains and losses are amortized only when the net gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of assets (MRVA). The expected long-term rate of return is calculated on the MRVA. Actual gains and losses on pension and postretirement plan assets are generally recognized in the MRVA equally over a period of up to five years. However, we use a methodology under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. Due to investment losses on plan assets experienced in 2008, this methodology contributed $1,577 to our combined net pension and postretirement costs in 2009. This methodology will not have a material impact on our combined net pension and postretirement cost in 2010.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of ($1) in the second quarter and $1 for the first six months of 2010 and ($4) in the second quarter and ($3) for the first six months of 2009.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $42 in the second quarter, of which $33 was interest cost, and $84 for the first six months of 2010, of which $67 was interest cost. In 2009, net supplemental retirement pension benefits cost was $41 in the second quarter, $35 of which was interest cost, and $83 for the first six months, $70 of which was interest cost.

NOTE 6. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy that gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. AT&T believes its valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at June 30, 2010 and December 31, 2009.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$66,448	$72,447	$71,811	$75,212
Commercial paper	3,278	3,278	-	-
Bank borrowings	35	35	33	33
Investment securities	2,132	2,132	1,885	1,885

The fair values of our notes and debentures were estimated based on quoted market prices, where available, or on the net present value method of expected future cash flows using current interest rates. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities

Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices.  Realized gains and losses on these securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net, with the corresponding reduction to the carrying basis of the investment.

Our short-term investments, other short- and long-term held-to-maturity investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values.

Our investment securities maturing within one year are recorded in “Other current assets,” and instruments with maturities of more than one year are recorded in “Other Assets” on the consolidated balance sheets.

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$942	$-	$-	$942
International equities	395	-	-	395
Fixed income bonds	-	690	-	690
Asset Derivatives
Interest rate swaps	-	602	-	602
Cross-currency swaps	-	108	-	108
Foreign exchange contracts	-	5	-	5
Liability Derivatives
Cross-currency swaps	-	(1,014)	-	(1,014)
Interest rate locks	-	(290)	-	(290)
Foreign exchange contracts	-	(21)	-	(21)

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,047	$-	$-	$1,047
International equities	412	-	-	412
Fixed income bonds	-	341	-	341
Asset Derivatives
Interest rate swaps	-	399	-	399
Cross-currency swaps	-	635	-	635
Interest rate locks	-	150	-	150
Foreign exchange contracts	-	2	-	2
Liability Derivatives
Cross-currency swaps	-	(390)	-	(390)
Interest rate locks	-	(6)	-	(6)
Foreign exchange contracts	-	(7)	-	(7)

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

The majority of our derivatives are designated either as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Only a portion of our foreign exchange forward contracts is not designated to receive hedge accounting.

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

Cash Flow Hedging Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized in other income - expense in each period.

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro- and British-pound-sterling-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S.-denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S.-denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2010 and June 30, 2009, no ineffectiveness was measured.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the second quarter, we settled $200 of notional rate locks without utilizing them in a debt issuance. The total impact to interest expense was $(5). We are confident our remaining rate locks will be utilized given our probable refinancing needs over the next two years. No other ineffectiveness was measured in the six months ended June 30, 2010. Over the next 12 months, we expect to reclassify $16 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income over the next few months as the hedged funds are spent by our foreign subsidiaries, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the six months ended June 30, 2010, no ineffectiveness was measured. No transactions were designated in the first half of 2009.

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

Collateral and Credit-Risk Contingency  We have entered into agreements with most of our derivative counterparties, establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2010, we had posted collateral of $168 (a deposit asset). Under the agreements, if our credit rating had been downgraded one rating level, we would have been required to post additional collateral of $232. At December 31, 2009, we held $222 of counterparty collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30,	December 31,
	2010	2009

Interest rate swaps	$11,250	$9,000
Cross-currency swaps	7,502	7,502
Interest rate locks	3,400	3,600
Foreign exchange contracts	229	293
Total	$22,381	$20,395

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are our derivative instruments and their related hedged items affecting our financial position and performance:

Fair Value of Derivatives in the Consolidated Balance Sheets
Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

	June 30,	December 31,
Asset Derivatives	2010	2009

Interest rate swaps	$602	$399
Cross-currency swaps	108	635
Interest rate locks	-	150
Foreign exchange contracts	5	2
Total	$715	$1,186

	June 30,	December 31,
Liability Derivatives	2010	2009

Cross-currency swaps	$(1,014)	$(390)
Interest rate locks	(290)	(6)
Foreign exchange contracts	(21)	(7)
Total	$(1,325)	$(403)

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended	Three months ended	Six months ended	Six months ended
Fair Value Hedging Relationships	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$142	$(169)	$194	$(220)
Gain (Loss) on long-term debt	(142)	169	(194)	220

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were also reported as reductions of interest expense.

	Three months ended	Three months ended	Six months ended	Six months ended
Cash Flow Hedging Relationships	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(345)	$343	$(324)	$563
Other income (expense) reclassified from accumulated OCI into income	-	-	-	-

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(379)	19	(433)	79
Interest income (expense) reclassified from accumulated OCI into income	(6)	(5)	(11)	(11)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(3)	-	(16)	-
Other income (expense) reclassified from accumulated OCI into income	-	-	-	-

Non-designated Hedging Instruments	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Foreign exchange contracts Other income (expense)	$-	$8	$-	$(2)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(354) at June 30, 2010 and $142 at December 31, 2009.

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS, AND OTHER ADJUSTMENTS

Acquisitions

Wireless Properties Transaction  In May 2009, we announced a definitive agreement to acquire certain wireless properties, including Federal Communications Commission (FCC) licenses and network assets, from Verizon Wireless. On June 22, 2010, we acquired these assets for $2,372 in cash and increased goodwill by $972. The assets primarily represent former Alltel Wireless assets and serve approximately 1.6 million subscribers in 79 service areas across 18 states. The preliminary fair value of the acquired net assets of $1,400 included $364 of property plant and equipment, $776 of FCC licenses, and $194 of customer lists and other intangible assets.

Dispositions

Sale of Sterling Operations  In May 2010, we announced a definitive agreement to sell our Sterling subsidiary to International Business Machines Corporation (IBM), an unrelated party, for $1,400 in cash. Sterling provides business applications and integration solutions to approximately 18,000 customers worldwide. The sale is subject to regulatory approvals and the satisfaction of customary closing conditions. We also entered into a transition services agreement with IBM related to short-term support of Sterling’s operations after the sale, and an enterprise license agreement, under which we would purchase software from Sterling.

We are treating Sterling as a discontinued operation as of May 24, 2010, the measurement date, as we have determined that the cash inflows under the transition services agreement and our cash outflows under the enterprise license agreement will not constitute significant continuing involvement with Sterling’s operations after the sale. As of the measurement date, we have applied held-for-sale treatment to Sterling’s assets and liabilities, as we believe that the sale is probable and anticipate that it will occur by September 30, 2010. Accordingly, we have reclassified Sterling’s operating results, for all historical periods, to Net income from discontinued operations in the accompanying consolidated statements of income. We have included Sterling’s assets in Other current assets—and the related liabilities in Accounts payable and accrued liabilities—in our consolidated balance sheets as of June 30, 2010, and December 31, 2009. While we committed to sell Sterling in 2010, we have elected to classify Sterling’s assets and liabilities as of December 31, 2009, in the same manner as those as of the measurement date for comparability. Sterling’s assets and liabilities included the following as of the indicated periods:

	June 30, 2010	December 31, 2009
Assets held for sale:
Current assets	$278	$333
Property, plant and equipment	36	40
Goodwill and other intangible assets	649	672
Other assets	39	47
Total assets	$1,002	$1,092

Liabilities related to assets held for sale:
Current liabilities	$294	$365
Other liabilities	122	126
Total liabilities	$416	$491

AT&T INC.
JUNE 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table includes Sterling’s operating results, which we historically included in our Other segment, for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues	$136	$132	$268	$259
Operating expenses	127	126	255	256
Operating income	9	6	13	3
Income (loss) before income taxes	8	4	10	(2)
Income taxes (benefit)	12	1	13	(1)
Income (loss) from discontinued operations	(4)	3	(3)	(1)

We anticipate that we will record a pre-tax gain of $800 in conjunction with the disposal of Sterling, which we will include as a component of our Income from discontinued operations in the accompanying consolidated statements of income upon completion of the sale.

Centennial  We entered into definitive agreements to sell eight Centennial Communications Corp. (Centennial) service areas in Louisiana and Mississippi as a condition to our acquisition of Centennial in November 2009. As of June 30, 2010, the fair value of the assets subject to the Centennial sales, net of related liabilities, was $282. On July 26, 2010, the sales received clearance from the U.S. Department of Justice but remained subject to approval from the FCC.

Other Adjustments

Centennial  As of June 30, 2010, the preliminary fair value measurement of Centennial’s net assets acquired included $1,389 of goodwill, $655 of FCC licenses, and $449 of customer lists and other intangible assets. During the six months ended June 30, 2010, we recorded $226 of Centennial acquisition accounting adjustments, which included a $111 decrease of accounts payable and accrued liabilities, $42 increase of property, plant and equipment, $45 reduction of deferred tax liabilities, an additional $8 allocation to FCC licenses, and $20 in other working capital adjustments. These adjustments were all offset to goodwill.

Equity Method Investments

América Móvil Transactions  On January 13, 2010, América Móvil, S.A. de C.V. (América Móvil) announced that its Board of Directors authorized a tender offer for 100% of the equity of Carso Global Telecom, S.A.B. de C.V. (CGT), a holding company that owned 59.4% of Telefonos de Mexico, S.A. de C.V., and 60.7% of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional), in exchange for América Móvil L Shares; and an offer for Telmex Internacional shares not owned by CGT, for cash or América Móvil L shares, at the election of the shareholders. On June 11, 2010, we tendered all of our shares in Telmex Internacional for América Móvil L shares at the offered exchange rate of 0.373, which resulted in a pre-tax gain of $647, or $0.07 per diluted share after tax, for the three and six months ended June 30, 2010. The exchange was accounted for at fair value, and the América Móvil L shares were recorded at $1,586. In addition, we paid $202 to purchase additional shares of América Móvil L stock to restore our ownership percentage in América Móvil to the level that existed before the exchange. Our investment in América Móvil was $3,450 at June 30, 2010.

NOTE 8. SUBSEQUENT EVENTS

In July 2010, we issued $2,250 of 2.50% global notes due 2015 for proceeds of approximately $2,235.

In August 2010, we announced a private offer to exchange any and all of the outstanding 8.750% senior notes of New Cingular Wireless Services, Inc. due 2031 and, subject to pro-ration, the outstanding 8.00% senior notes of AT&T Corp. due 2031, for a new series of AT&T Inc. notes due 2040 and cash. The offer is subject to conditions, including that we receive a minimum principal amount of $500 in the exchange.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the second quarter and for the first six months of 2010 and 2009 are summarized as follows:

	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Operating Revenues	$30,808	$30,614	0.6%	$61,338	$61,071	0.4%
Operating expenses
Cost of services and sales	12,381	12,557	(1.4)	24,716	24,758	(0.2)
Selling, general and administrative	7,475	7,682	(2.7)	14,863	15,340	(3.1)
Depreciation and amortization	4,838	4,875	(0.8)	9,638	9,733	(1.0)
Total Operating Expenses	24,694	25,114	(1.7)	49,217	49,831	(1.2)
Operating income	6,114	5,500	11.2	12,121	11,240	7.8
Income from continuing operations before income taxes	6,278	4,885	28.5	11,714	9,901	18.3
Income from continuing operations	4,105	3,273	25.4	6,666	6,478	2.9
Net Income Attributable to AT&T	$4,023	$3,198	25.8%	$6,498	$6,324	2.8%

Overview
Operating income  Our operating income increased $614, or 11.2%, in the second quarter and $881, or 7.8%, for the first six months of 2010. The increase for the quarter and the six months was primarily due to the continued growth in wireless service revenue, driven mostly by our subscriber growth, along with an increase in wireline data revenue resulting from our growth in Internet Protocol (IP) data revenue. These increases were partially offset by continuing declines in voice and directory advertising print revenues. Operating income also increased in part due to a decrease in operating expenses, driven by decreases in pension and other postemployment benefits (OPEB) and other employee-related expense. These factors were the primary causes of our operating income margin increasing from 18.0% to 19.8% in the second quarter and from 18.4% to 19.8% for the first six months of 2010, as compared to the same periods last year.

Operating revenues  Our operating revenues increased $194, or 0.6%, in the second quarter and $267, or 0.4%, for the first six months of 2010. This increase was primarily due to the continued growth in wireless service revenue, driven mostly by our increase in average subscribers and wireless data revenue, along with an increase in wireline data revenue largely due to IP data growth, driven by AT&T U-verseSM subscriber growth. These increases were partially offset by the continuing decline in voice revenues due to decreasing access lines and a decline in directory revenue driven by lower print revenue.

The declines in our voice and advertising revenues reflect continuing economic pressures on our customers as well as increasing competition. Total switched access lines decreased 11.1%. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses decreased $176, or 1.4%, in the second quarter and $42, or 0.2%, for the first six months of 2010. The decrease for the quarter was primarily due to lower equipment costs, and lower pension/OPEB expenses and other employee-related costs along with lower traffic compensation. These decreases were partially offset by higher Universal Service Fund (USF), interconnect and network system costs. The decrease for the six months was primarily due to lower pension/OPEB expenses and other employee-related costs, along with lower traffic compensation, partially offset by higher USF costs.

Selling, general and administrative expenses decreased $207, or 2.7%, in the second quarter and $477, or 3.1%, for the first six months of 2010. The decrease for the quarter and the six months was primarily due to lower pension/OPEB expenses and other employee-related costs, and lower bad debt expense along with lower indirect commissions expenses, partially offset by increases in various support expenses.

Depreciation and amortization expense decreased $37, or 0.8%, in the second quarter and $95, or 1.0%, for the first six months of 2010. The decrease was due to lower amortization of intangibles related to customer lists associated with acquisitions, partially offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense decreased $122, or 13.9%, in the second quarter and $203, or 11.8%, for the first six months of 2010. The declines in interest expense for the quarter and the six months were primarily due to a decrease in our average debt balances, along with a decrease in our weighted average interest rate.

Equity in net income of affiliates decreased $36, or 15.6%, in the second quarter and increased $44, or 12.0%, for the first six months of 2010. The second quarter decrease was primarily due to decreased results at América Móvil, S.A. de C.V. (América Móvil) and Telefonos de Mexico, S.A. de C.V. (Telmex). The year to date increase was primarily due to increased first quarter operating results at América Móvil.

Other income (expense) – net  We had other income of $723 in the second quarter and $700 for the first six months of 2010, compared to other income of $30 in the second quarter and $15 for the first six months of 2009. Results for the second quarter of 2010 included a $647 gain on the exchange of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) shares for América Móvil shares (See Note 7), a $41 gain on sale of investments, and $28 in interest, dividend and leveraged lease income. Results in the second quarter of 2009 primarily included $50 in interest and lease income partially offset by $14 of foreign exchange losses.

Results for the first six months of 2010 included a $647 gain on the exchange of Telmex Internacional shares for América Móvil shares, and a $50 gain on sale of investments. Results for the first six months of 2009 included $42 of gains on sales of securities and a professional services business, and dividend, interest, and leveraged lease income of $77 partially offset by $102 related to Rabbi Trust asset impairment.

Income taxes increased $561, or 34.8%, in the second quarter and $1,625, or 47.5%, for the first six months of 2010. The increase in income taxes for the second quarter was due to higher income before income taxes and to favorable adjustments booked in the second quarter of 2009 related to completion of the examination phase of IRS audits. The increase in income taxes for the first six months primarily resulted from a change in the tax treatment of the Medicare Part D subsidy included in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which we recorded as a charge of $995, along with higher income before income taxes. Our effective tax rates were 34.6% in the second quarter of 2010, compared to 33.0% in the second quarter of 2009, and 43.1% for the first six months of 2010, compared to 34.6% for the first six months of 2009. The net increase in our effective tax rate for the quarter was due primarily to the favorable adjustments related to the completion of the examination phase of the IRS audits during second quarter 2009, while the net increase in the effective tax rate for the six months was due to the enactment of the aforementioned health care legislation.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
	2010	2009
Wireless customers (000)	90,130	79,600
Postpaid wireless customers (000)7	66,970	61,647
Prepaid wireless customers (000)7	5,881	5,558
Reseller wireless customers (000)7	10,597	9,286
Connected devices (000)7	6,682	3,109
Consumer revenue connections (000)1,2	44,262	46,288
Network access lines in service (000)2,9	46,558	52,379
Broadband connections (000)2,3,7	17,439	16,945
Video connections (000)4	4,558	3,787
Debt ratio5,7,8	40.3%	43.7%
Ratio of earnings to fixed charges6	5.59	4.59
Number of AT&T employees	272,450	288,660
1	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
2	Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3	Broadband connections include DSL, U-verse High Speed Internet, satellite broadband and 3G LaptopConnect cards.
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 2,505 in 2010 and 1,577 in 2009).
5	See our “Liquidity and Capital Resources” section for discussion.
6	See Exhibit 12.
7	Prior-year amounts restated to conform to current-period reporting methodology.
8
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholder’s equity) and does not consider cash on hand available to pay down debt. Cash on hand was $1,377 as of June 30, 2010 and $3,741 as of December 31, 2009.

9
At June 30, 2010, total switched access lines were 46,558, retail business switched access lines totaled 19,465 and wholesale and coin switched access lines totaled 2,641. These include 1,725 retail business and 102 wholesale lines that are used solely by AT&T or our subsidiaries.

Segment Results

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

The Other segment includes results from customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated. In May 2010, we announced the sale of Sterling Commerce Inc. (Sterling). The Other segment results for all periods shown have been restated to exclude the results of Sterling, which are now reflected in discontinued operations (See Note 7).

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Historically, the intersegment activity had been reported as revenue in the billing segment and operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and report the cash operating and depreciation expense related to intersegment activity in the purchasing segment which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010. We have restated prior-period segment information to conform to the current period’s presentation.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Segment operating revenues
Service	$13,186	$11,960	10.3%	$26,036	$23,606	10.3%
Equipment	1,056	1,262	(16.3)	2,103	2,454	(14.3)
Total Segment Operating Revenues	14,242	13,222	7.7	28,139	26,060	8.0
Segment operating expenses
Operations and support	8,562	8,428	1.6	16,745	16,314	2.6
Depreciation and amortization	1,578	1,504	4.9	3,136	3,003	4.4
Total Segment Operating Expenses	10,140	9,932	2.1	19,881	19,317	2.9
Segment Operating Income	4,102	3,290	24.7	8,258	6,743	22.5
Equity in Net Income of Affiliates	7	-	-	20	-	-
Segment Income	$4,109	$3,290	24.9%	$8,278	$6,743	22.8%

Wireless Properties Transactions
In May 2009, we announced a definitive agreement to acquire certain wireless properties, including Federal Communications Commission (FCC) licenses and network assets from Verizon Wireless. On June 22, 2010, we acquired these assets for $2,372 in cash and increased goodwill by $972. The assets primarily represent former Alltel Wireless assets and serve approximately 1.6 million subscribers in 79 service areas across 18 states. We included these customers in our total customer base as of June 30, 2010, but did not include them in our net customer additions for the second quarter of 2010. The preliminary fair value of the acquired net assets of $1,400 included $364 of property, plant and equipment, $776 of FCC licenses, and $194 of customer lists and other intangible assets.

Since the properties we acquired use a different network technology than our Global System for Mobile Communication (GSM) technology, we expect to incur additional costs to convert that network and subscriber handsets to our GSM technology.

We have entered into definitive agreements to sell eight Centennial Communications, Corp. (Centennial) service areas in Louisiana and Mississippi as a condition to our acquisition of Centennial in November 2009. As of June 30, 2010, the fair value of the assets subject to the Centennial sales, net of related liabilities, was $282. On July 26, 2010, the sales received clearance from the U.S. Department of Justice but remained subject to approval from the FCC.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless Metrics
Additions As of June 30, 2010, we served 90.1 million wireless customers. Net organic customer additions (net additions) for the second quarter of 2010, totaled 1.6 million, compared to 1.4 million for the same period in 2009, and net additions for the six months ended June 30, 2010, totaled 3.4 million, compared to 2.6 million for the same period in 2009. Net additions for the second quarter of 2010 included an 896,000 net increase in connected devices subscribers and a 300,000 net increase in prepaid subscribers. Net additions for the six months ended June 30, 2010, included a 1.9 million net increase in connected devices subscribers. Net postpaid additions of 496,000 for the second quarter of 2010 were down 56.0%, compared to the same period in 2009, and down 50.2% for the six months ended June 30, 2010, compared to the same period in 2009, reflecting slowing growth in the industry subscriber base and lower postpaid churn throughout the industry. We expect that net postpaid additions during 2010 will continue to decrease from prior-year levels, and revenue growth will continue to shift toward data revenues with increasing penetration rates for integrated devices and additional sales of connected devices. In 2010, we have continued to see an increase in gross and net additions related to the sale of smartphones and connected devices, such as eReaders and alarm monitoring devices, and we expect continued growth in these product areas.

Average service revenue per user (ARPU) in the second quarter of 2010 and the six months ended June 30, 2010, declined 1.1% and 0.8% compared to the same periods in 2009, reflecting strong growth in connected devices subscribers, which have a lower ARPU compared to ARPU generated by our other customers. Data service ARPU increased 14.0% and 15.5% in the second quarter of 2010 and six months ended June 30, 2010, compared to the same periods in 2009. We expect continued revenue growth from data services, as more customers purchase advanced integrated devices and connected devices, such as eReaders, alarm monitoring, and mobile navigation devices, and as we continue to expand our network. Voice and other service ARPU declined 7.3% and 7.2% in the second quarter of 2010 and the six months ended June 30, 2010, compared to the same periods in 2009.

ARPU from postpaid customers increased 3.4% in the second quarter of 2010 and 3.7% in the six months ended June 30, 2010, compared to the same periods in 2009, reflecting usage of more advanced integrated devices by these customers, evidenced by an 18.6% increase in postpaid data services ARPU in the second quarter of 2010 and a 20.1% increase in postpaid data services ARPU in the six months ended June 30, 2010. Approximately half of our postpaid customers now use integrated devices. The growth in postpaid data services ARPU in the second quarter of 2010 and six months ended June 30, 2010, was partially offset by a 2.9% decline in postpaid voice and other service ARPU for the same periods in 2010. Postpaid voice and other service ARPU declined due to lower access charges, roaming revenues, and long-distance usage. Increases in our family plans (Family Talk® plans), connected devices, and reseller customer base, which have lower ARPU than traditional postpaid customers, have also contributed to these declines. We expect continued pressure on voice and other service ARPU.

Churn  The effective management of customer churn (churn rate) is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless customers who cancel service during a period by the total number of wireless customers at the beginning of that period. The churn rate for a quarterly period is equal to the average churn rate for each month of that period. Ongoing improvement in our total and postpaid churn rate—now at our lowest recorded levels—contributed to our net additions in the second quarter of 2010 and the six months ended June 30, 2010. Our churn rate was 1.29% for the second quarter of 2010 and six months ended June 30, 2010, down from 1.48% and 1.52% for the same periods in 2009. The postpaid churn rate was 1.01% for the second quarter of 2010, down from 1.07% for the same period in 2009, and it decreased to 1.04% for the six months ended June 30, 2010, compared to 1.11% for the same period in 2009. These churn rate declines reflect network enhancements and broader coverage, more affordable rate plans and exclusive devices, continued growth in Family Talk® plans, and free mobile-to-mobile calling among our wireless customers.

Wireless Customer Relationships
The wireless industry continues to mature. Accordingly, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices. To attract and retain customers, we offer a wide variety of service plans in addition to offering a broad handset line. Our post-paid customers typically sign a two-year contract, which includes discounted handsets and early termination fees (i.e., compensation to us for our investment in the customer). We also offer data plans at different price levels, beginning as low as $15 per month, to attract a wide variety of customers and differentiate us from our competitors. Many of our customers are on Family Talk® plans or business plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. As of June 30, 2010, more than 80 percent of our postpaid subscribers are on Family Talk® and/or business plans. Such offerings are intended to encourage existing customers to upgrade their current services and/or add connected devices, attract customers from other providers, and minimize customer churn. In fact, for the first half of 2010, over 60 percent of our smartphone handsets were purchased by existing AT&T customers.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We offer a large variety of handsets, including at least 18 smartphones (including Apple iPhones, our most popular models) with advanced operating systems from at least 7 manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry, with the continual introduction of new models or significant revisions of existing models. We believe offering a wide variety of handsets reduces dependence on any single handset as these products evolve. In addition, offering a number of attractive handsets on an exclusive basis distinguishes us from our competitors. As these exclusivity arrangements end, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our customers by providing incentives not to move to a new carrier. As noted above, more than 80 percent of our postpaid subscribers are on Family Talk® Plans and business plans that would involve moving the whole group to a new carrier. Moreover, the vast majority of our postpaid subscribers (including Family Talk® Plan users) are allowed to accumulate unused minutes (known as rollover minutes), a feature that is currently not offered by other major post-paid carriers in the United States, and users would lose these minutes if they switched carriers. As is common in the industry, most of our phones are designed to work only with our wireless technology, requiring customers who desire to move to a new carrier with a different technology to purchase a new device. In addition, many of our handsets would not work or would lose some functionality if they were used on another carrier’s network (even a carrier using GSM technology), requiring the customer to acquire another handset. Although exclusivity arrangements are important to us, such arrangements may not provide a competitive advantage over time, as the industry continues to introduce new devices and services. Also, while the expiration of any of our current exclusivity arrangements could increase churn and reduce postpaid customer additions, we do not expect any such terminations to have a material negative impact on our Wireless segment income, consolidated operating margin or our cash from operations.

Wireless Operating Results
Our Wireless segment operating income margin was 28.8% in the second quarter of 2010, compared to 24.9% for the same period in 2009, and increased to 29.3% for the six months ended June 30, 2010, compared to 25.9% for the same period in 2009. Higher margins for these periods were primarily due to operating revenue growth that continued to exceed operating expense growth. Wireless margins improved in the second quarter of 2010 despite record Apple iPhone activations.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $1,226, or 10.3%, in the second quarter of 2010, compared to the same period in 2009, and increased $2,430, or 10.3%, in the six months ended June 30, 2010, compared to the same period in 2009. The increases for these periods consisted of the following:
•
Data service revenue increased $936, or 27.2%, in the second quarter of 2010, compared to the same period in 2009, and increased $1,883, or 28.4%, in the six months ended June 30, 2010, compared to the same period in 2009. The increases were primarily due to the increased number of subscribers and heavier text and multimedia messaging by subscribers using integrated devices and other data-centric connected devices, such as eReaders and mobile navigation devices. Data service revenues represented 33.2% of our Wireless segment service revenues in the second quarter of 2010, an increase from 28.8% for the same period in 2009.

•
Voice and other service revenue increased $290, or 3.4%, in the second quarter of 2010 and $547, or 3.2%, in the six months ended June 30, 2010, compared to the same periods in 2009. The increases were due to an 11.8% increase and an 11.3% increase in the average number of wireless customers in the second quarter of 2010 and the six months ended June 30, 2010, compared to the same periods in 2009, partially offset by lower ARPU for these services.

Equipment revenues decreased $206, or 16.3%, in the second quarter of 2010, compared to the same period in 2009, and decreased $351, or 14.3%, in the six months ended June 30, 2010, compared to the same period in 2009. The decrease was due to lower traditional handset sales and increased sales of lower priced integrated devices.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses increased $134, or 1.6%, in the second quarter of 2010, compared to the same period in 2009. The second quarter increase was primarily due to the following:
•	Interconnect, USF, and network system cost increases of $333 due to higher network traffic, revenue growth, and a USF rate increase;
•	Information technology and other administrative expense increases of $211; and
•	Selling expense increases (other than commissions) of $51, primarily due to increased advertising in response to competitive pressures.

These increases were partially offset by the following:
•	Equipment cost net decreases of $157;
•	Bad debt expense decrease of $103;
•	Commission expense and reseller services cost decreases of $93; and
•	Customer service, long distance, and incollect roaming cost decreases of $78.

Operations and support expenses increased $431, or 2.6%, in the six months ended June 30, 2010. The year to date increase was primarily due to the following:
•	Interconnect, USF, and network system cost increases of $514 due to higher network traffic, revenue growth, and a USF rate increase;
•	Information technology and other administrative expense increases of $261; and
•	Selling expense increases (other than commissions) of $157, primarily due to increased advertising in response to competitive pressures.

These increases were partially offset by the following:
•	Commission expense and reseller services cost decreases of $211;
•	Bad debt expense decrease of $152; and
•	Customer service, long distance, and incollect roaming cost decreases of $151.

The decreases in the 2010 periods were due in part to lower net postpaid additions in the second quarter of 2010 and six months ended June 30, 2010, compared to the same periods in 2009.

Depreciation and amortization expenses increased $74, or 4.9%, in the second quarter and $133, or 4.4%, for the first six months of 2010. Depreciation expense increased $160, or 14.7%, in the second quarter and $311, or 14.5%, in the first six months ended June 30, 2010, primarily due to increased capital spending for network upgrades and expansion and depreciation for assets acquired with the Centennial acquisition, partially offset by certain network assets becoming fully depreciated.

Amortization expense decreased $86, or 20.7%, in the second quarter and $178, or 20.6%, for the first six months, primarily due to lower amortization of intangibles for customer lists related to acquisitions, partially offset by an increase in customer lists amortization related to the Centennial acquisition.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless Supplementary Operating and Financial Data
	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Wireless Customers (000)				90,130	79,600	13.2%
Net Customer Additions (000)	1,562	1,368	14.2%	3,419	2,591	32.0%
Total Churn	1.29%	1.48%	(19) BP	1.29%	1.52%	(23) BP

Postpaid Customers (000)				66,970	61,647	8.6%
Net Postpaid Customer Additions (000)	496	1,128	(56.0)%	1,008	2,025	(50.2)%
Postpaid Churn	1.01%	1.07%	(6) BP	1.04%	1.11%	(7) BP

Prepaid Customers (000)				5,881	5,558	5.8%
Net Prepaid Customer Additions (000)	300	(412)	-	324	(567)	-

Reseller Customers (000)				10,597	9,286	14.1%
Net Reseller Customer Additions (000)	(130)	348	-	139	685	-

Connected Device Customers (000)				6,682	3,109	-
Net Connected Device Customer Additions (000)	896	304	-	1,948	448	-

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Segment operating revenues
Voice	$7,219	$8,255	(12.5)%	$14,698	$16,758	(12.3)%
Data	6,848	6,323	8.3	13,479	12,605	6.9
Other	1,329	1,411	(5.8)	2,640	2,788	(5.3)
Total Segment Operating Revenues	15,396	15,989	(3.7)	30,817	32,151	(4.1)
Segment operating expenses
Operations and support	10,389	10,924	(4.9)	21,006	21,856	(3.9)
Depreciation and amortization	3,123	3,194	(2.2)	6,219	6,368	(2.3)
Total Segment Operating Expenses	13,512	14,118	(4.3)	27,225	28,224	(3.5)
Segment Operating Income	1,884	1,871	0.7	3,592	3,927	(8.5)
Equity in Net Income of Affiliates	-	4	-	5	7	(28.6)
Segment Income	$1,884	$1,875	0.5%	$3,597	$3,934	(8.6)%

Operating Income and Margin Trends
Our wireline segment operating income increased $13, or 0.7%, in the second quarter of 2010 and decreased $335, or 8.5%, for the first six months of 2010. For the second quarter of 2010 and 2009, our wireline segment operating income margin increased from 11.7% to 12.2%, and for the first six months decreased from 12.2% in 2009 to 11.7% in 2010. Our operating income continued to be pressured by access line declines as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. For the second quarter, continued growth in data revenue driven by U-verse growth along with operating expense reductions were both offset by continued voice revenue declines. Decreases in wireline operating expenses reflect reduced pension/OPEB and other employee-related costs and impacts of continuing cost initiatives.

Operating Results
Voice revenues decreased $1,036, or 12.5%, in the second quarter and $2,060, or 12.3%, for the first six months of 2010 primarily due to continuing economic pressures and declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $595, or 11.8%, in the second quarter and $1,202, or 11.7%, for the first six months of 2010. The decrease was driven primarily by an 11.1% decline in total switched access lines and a decrease in average local voice revenue per user. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $401, or 13.9%, in the second quarter and $774, or 13.2%, for the first six months of 2010. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $320 in the second quarter and $601 for the first six months of 2010, and declines in the number of our national mass-market customers decreased revenues $85 in the second quarter and $179 for the first six months of 2010.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $525, or 8.3%, in the second quarter and $874, or 6.9%, for the first six months of 2010. Data revenues accounted for approximately 44% of wireline operating revenues in 2010 and 40% in 2009. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $647, or 20.2%, in the second quarter and $1,199, or 19.2%, for the first six months of 2010 primarily driven by AT&T U-verse expansion and growth in IP-based strategic business services which include virtual private networks (VPN), and application services. U-verse video increased $331 in the second quarter and $628 for the first six months of 2010, and strategic business service revenues increased $158 in the second quarter and $301 for the first six months of 2010. Broadband high speed Internet access increased IP data revenues $105 in the second quarter and $196 for the first six months of 2010. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Packet switched data services revenue, which include frame relay and asynchronous transfer mode services, decreased $104, or 20.2%, in the second quarter and $226, or 21.2%, for the first six months of 2010. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues decreased $82, or 5.8%, in the second quarter and $148, or 5.3%, for the first six months of 2010. Integration services and customer premises equipment, government-related services and outsourcing account for more than 60% of total other revenue for all periods. Revenue from equipment sales and related network integration decreased by $70 in the second quarter and $122 for the first six months of 2010 primarily due to economic pressure on business customers.

Operations and support decreased $535, or 4.9%, in the second quarter and decreased $850, or 3.9%, for the first six months of 2010. Operation and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, information technology and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The decrease was primarily due to lower Pension/OPEB and other employee-related expense of $390 in the second quarter and $730 in the first six months, lower traffic compensation of $89 in the second quarter and $104 in the first six months, lower contract services of $42 in the second quarter and $173 in the first six months, and lower uncollectibles of $43 in the second quarter and $156 in the first six months.

Partially offsetting these decreases were increased USF expenses of $84 in the second quarter and $237 in the first six months due to rate increases.

Depreciation and amortization expenses decreased $71, or 2.2%, in the second quarter and $149, or 2.3%, for the first six months. The second quarter and year to date decrease was primarily related to lower amortization of intangibles for customer lists associated with acquisitions.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wired Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at June 30, 2010 and 2009 are shown below and trends are addressed throughout this segment discussion.

(in 000s)
	June 30,	June 30,	Percent
	2010	2009	Change
Switched Access Lines1
Retail Consumer	24,452	28,477	(14.1)%
Retail Business2	19,465	21,078	(7.7)
Retail Subtotal2	43,917	49,555	(11.4)
Percent of total switched access lines	94.3%	94.6%

Wholesale Subtotal2	2,570	2,726	(5.7)
Percent of total switched access lines	5.5%	5.2%

Payphone (Retail and Wholesale)3	71	98	(27.6)
Percent of total switched access lines	0.2%	0.2%

Total Switched Access Lines7	46,558	52,379	(11.1)%

Total Retail Consumer Voice Connections6	25,780	29,047	(11.2)%

Total Wired Broadband Connections4	15,952	15,548	2.6%

Satellite service5	2,053	2,210	(7.1)%
U-verse video	2,505	1,577	58.8
Video Connections	4,558	3,787	20.4%
1	Represents access lines served by AT&T’s ILECs and affiliates.
2	Prior-period amounts restated to conform to current-period reporting methodology.
3	Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
4	Total wired broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
5	Satellite service includes connections under our agency and resale agreements.
6	Includes consumer U-verse Voice over IP connections of 1,328 at June 30, 2010.
7
At June 30, 2010, total switched access lines were 46,558, retail business switched access lines totaled 19,465 and wholesale and coin switched access lines totaled 2,641. These include 1,725 retail business and 102 wholesale lines that are used solely by AT&T or our subsidiaries.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Advertising Solutions
Segment Results
	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change
Total Segment Operating Revenues	$1,007	$1,211	(16.8)%	$2,048	$2,460	(16.7)%
Segment operating expenses
Operations and support	673	706	(4.7)	1,348	1,427	(5.5)
Depreciation and amortization	132	166	(20.5)	270	342	(21.1)
Total Segment Operating Expenses	805	872	(7.7)	1,618	1,769	(8.5)
Segment Income	$202	$339	(40.4)%	$430	$691	(37.8)%

Operating Results
Our advertising solutions operating income margin was 20.1% in the second quarter of 2010, compared to 28.0% in the second quarter of 2009, and 21.0% for the first six months of 2010, compared to 28.1% for the first six months of 2009.

Operating revenues decreased $204, or 16.8%, in the second quarter and $412, or 16.7%, for the first six months of 2010, largely driven by continued declines in print revenue of $222 in the second quarter and $456 for the first six months as customers reduced or eliminated print ad purchases due to the slow economy. These decreases were partially offset by increased Internet revenue of $20 in the second quarter and $46 for the first six months as some customers shifted from print ads.

Operating expenses decreased $67, or 7.7%, in the second quarter and $151, or 8.5%, for the first six months of 2010, largely driven by decreased amortization of $34 in the second quarter and $72 for the first six months, resulting from use of an accelerated method of amortization for the customer lists and decreases in print product related expenses of $38 in the second quarter and $60 in the first six months.

Other
Segment Results
	Second Quarter			Six-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Total Segment Operating Revenues	$163	$192	(15.1)%	$334	$400	(16.5)%
Total Segment Operating Expenses	237	192	23.4	493	521	(5.4)
Segment Operating Income (Loss)	(74)	-	-	(159)	(121)	(31.4)
Equity in Net Income of Affiliates	188	226	(16.8)	387	360	7.5
Segment Income (Loss)	$114	$226	(49.6)%	$228	$239	(4.6)%

Our Other segment operating results consist primarily of customer information services (primarily operator services and payphone), corporate and other operations. In the second quarter 2010, Sterling was moved to discontinued operations. The other segment results for all periods shown have been restated to exclude the results of Sterling.

Segment operating revenues decreased $29, or 15.1%, in the second quarter and $66, or 16.5%, for the first six months of 2010 primarily due to reduced revenues from our operator services.

Segment operating expenses increased $45, or 23.4%, in the second quarter and decreased $28, or 5.4%, for the first six months of 2010. The second quarter increase was primarily due to mark-to-market adjustments of benefit plan investments. The year to date change was primarily due to decreased operator services expense.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our Other segment also includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our foreign investments are recorded using the equity method of accounting and exclude certain adjustments required for local reporting in specific countries. Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2010	2009	2010	2009
América Móvil	$138	$157	$283	$258
Telmex	31	49	71	66
Telmex Internacional	19	20	35	37
Other	-	-	(2)	(1)
Other Segment Equity in Net Income of Affiliates	$188	$226	$387	$360

Equity in net income of affiliates decreased $38, or 16.8%, in the second quarter and increased $27, or 7.5%, for the first six months of 2010. The second quarter decrease was primarily due to decreased results at América Móvil and Telmex. The year to date increase was primarily due to increased first quarter operating results at América Móvil. On January 13, 2010, América Móvil announced that its Board of Directors authorized a tender offer for 100% of the equity of Carso Global Telecom, S.A.B. de C.V. (CGT), a holding company that owned 59.4% of Telmex and 60.7% of Telmex Internacional, in exchange for América Móvil L Shares; and an offer for Telmex Internacional shares not owned by CGT, for cash or América Móvil L shares, at the election of the shareholders. On June 11, 2010, we tendered all of our shares in Telmex Internacional for América Móvil L shares at the offered exchange rate of 0.373, which resulted in a pre-tax gain of $647, or $0.07 per diluted share after tax, for the three and six months ended June 30, 2010. The exchange was accounted for at fair value, and the América Móvil shares were recorded at $1,586. In addition, we paid $202 to purchase additional shares of América Móvil L stock to restore our ownership percentage in América Móvil to the level that existed before the exchange. Our investment in América Móvil was $3,450 at June 30, 2010.

OTHER BUSINESS MATTERS

U-verse Services  We are continuing to expand our deployment of U-verse High Speed Internet and TV services. As of June 30, 2010, we have passed 25 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 75 percent of those units. Our deployment strategy is to enter each new area on a limited basis in order to ensure that all operating and back-office systems are functioning successfully and then expand within each as we continue to monitor these systems. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

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
JUNE 30, 2010

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

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals and this appeal remains pending.

Management believes this appeal is without merit and intends to continue to defend these matters vigorously.

Labor Contracts  On April 17, 2010, the Company and the Communications Workers of America announced a tentative agreement covering approximately 11,200 Mobility employees in the nine-state former BellSouth Corporation (BellSouth) region (Mobility Southeast Region) subject to ratification by covered employees. This agreement was ratified on May 28, 2010. The agreement provides for a four-year term with general wage increase of 2.75 percent in year one, 2.25 percent in year two, and 2.5 percent in each of years three and four (2012 – 2013). The agreement includes traditional work rules and wages only.

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
JUNE 30, 2010

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

AT&T has previously noted that the broadband marketplace is robustly competitive and that we do not block consumers from accessing the lawful Internet sites of their choice. We therefore believe that prescriptive “net neutrality” rules are not only unnecessary but also counterproductive to the extent they would restrict broadband Internet access providers from developing innovative new services for consumers and/or content and application providers. Nor do we believe that wireless providers should be prohibited from entering into exclusive arrangements with handset manufacturers or that government should regulate wireless early termination fees. It is widely recognized that the wireless industry in the United States is characterized by innovation, differentiation, declining prices and extensive competition among handset manufacturers, service providers and applications. For this reason, additional broadband regulation and new wireless requirements are unwarranted.

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

The NPRM states that the proposed rules would apply to all platforms over which broadband Internet access services are provided, including mobile wireless broadband, while recognizing that different platforms involve significantly different technologies, market structures, patterns of consumer usage and regulatory history. The comment cycle on the NPRM concluded in the second quarter of 2010.

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

On April 6, 2010, the D.C. Circuit vacated the FCC’s 2008 Comcast Order, in which the FCC concluded that Comcast unlawfully had interfered with its cable modem customers’ use of certain peer-to-peer applications, in violation of the FCC’s net neutrality principles. The court found that the FCC failed to show it had authority to enforce those principles against Comcast. Following the decision, the FCC issued the broadband reclassification Notice of Inquiry described below.

Broadband Reclassification  In June 2010, the FCC adopted a Notice of Inquiry seeking comment on whether it should “reclassify” wired and wireless broadband Internet access services for regulatory purposes. Currently, broadband Internet access services are classified as minimally regulated “information services” under Title I of the Communications Act. To provide itself with additional regulatory authority following the D.C. Circuit’s decision in the Comcast case (discussed above), the FCC asks whether it should now reclassify broadband Internet access service as consisting of two separate components:  (i) a transmission component, known as “Internet connectivity service,” which would be classified as a “telecommunications service” subject to traditional telephone company regulation under Title II of the Act, and (ii) an information processing component, known as “broadband Internet service,” which would be classified as a minimally regulated Title I information service. The FCC proposes to abstain from applying numerous provisions of Title II to the Internet connectivity service, but it also proposes to retain several traditional core regulations from Title II, including pricing and nondiscrimination requirements. We strongly oppose any efforts to reclassify this service and have filed comments opposing this approach by the FCC. Given the uncertainty regarding the definition of “Internet connectivity service”, the types of regulations that would apply to such a service, and the many arguments against the proposal, including challenges to the FCC’s legal authority to reclassify this service, we are unable to determine the impact of this proceeding on our operating results and financial conditions at this time.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,377 in cash and cash equivalents available at June 30, 2010. Cash and cash equivalents included cash of $370 and money market funds and other cash equivalents of $1,007. In the first six months of 2010, cash inflows were primarily provided by cash receipts from operations and the issuance of commercial paper. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, acquisitions, dividends to stockholders, the repayment of debt and the payment of interest on debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
In the first six months of 2010, cash provided by operating activities was $15,810 which is comparable to $15,772 in the first six months of 2009.

Cash Used in or Provided by Investing Activities
In the first six months of 2010, cash used in investing activities consisted primarily of $7,856 for capital expenditures, $379 for interest during construction, $2,372 cash paid for the acquisition of Verizon assets and $175 for additional spectrum. In addition, the company’s Rabbi Trusts invested $347 of cash on hand into various investments and the company purchased an additional $202 of América Móvil shares. Our capital expenditures are primarily for our wireless and wireline networks and support systems for our communications services. Capital spending excluding interest during construction in our wireless segment increased 56% in the first six months. Expenditures were used for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network and the initial deployment of long-term evolution (4G) equipment for trials. The Wireline segment represents 61% of the total capital expenditures, excluding interest during construction. Wireline capital expenditures decreased 5% in the first six months compared to the previous year reflecting decreased spending on U-verse services as the upgrades to our existing network become more mature.

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

AT&T INC.
JUNE 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cash Used in or Provided by Financing Activities
In the first six months of 2010, our financing activities primarily consisted of the payment of dividends, the repayment of debt and the transfer of collateral (see Note 6 for collateral discussion).

In the first six months of 2010, we paid dividends of $4,960 compared with $4,834 in the first six months of 2009, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2009. Dividends declared by our Board of Directors totaled $0.42 per share in the second quarter of 2010 and $0.41 per share in the second quarter of 2009. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

In the first six months of 2010, we repaid $4,661 of long-term debt.

In the first six months of 2010, we funded our financing activities primarily through cash from operations, net proceeds of $3,280 from the issuance of commercial paper and other short-term borrowings, and cash on hand.

At June 30, 2010, we had $9,721 debt maturing within one year, which included $6,408 of long-term debt maturities and $3,313 of commercial paper and other short-term borrowings. Debt maturing within one year includes $1,000 of annual put reset securities issued by BellSouth that may be put back to us by the holders each April until maturity in 2021. In July 2010, we issued $2,250 of 2.50% global notes due 2015 for proceeds of approximately $2,235.  In August 2010, we announced a private offer to exchange any and all of the outstanding 8.750% senior notes of New Cingular Wireless Services, Inc. due 2031 and, subject to pro-ration, the outstanding 8.00% senior notes of AT&T Corp. due 2031, for a new series of AT&T Inc. notes due 2040 and cash. The offer is subject to conditions, including that we receive a minimum principal amount of $500 in the exchange.

At June 30, 2010, our debt ratio was 40.3% compared to 43.7% at June 30, 2009 and 41.3% at December 31, 2009. The decreased debt ratio from a year ago is due to a $6,722 decrease in debt and a $4,471 increase in stockholders’ equity. The decreased debt ratio from December 31, 2009 is due to a $2,083 decrease in debt and a $1,162 increase in stockholders’ equity.

We have a $9,465 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,535, provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At June 30, 2010, we had no borrowings outstanding under this agreement.

AT&T INC.
JUNE 30, 2010

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2010, we had interest rate swaps with a notional value of $11,250 and a fair value of $602.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(906) at June 30, 2010. We have rate locks with a notional value of $3,400 and a net fair value of $(290) and foreign exchange contracts with a notional value of $229 and a net fair value of $(16) at June 30, 2010.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2010.

AT&T INC.
JUNE 30, 2010

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

•
The final outcome of Federal Communications Commission and other federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, reclassification of broadband as a Title II service, E911 services, competition, net neutrality, unbundled loop and transport elements, wireless license awards and renewals and wireless services.

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
JUNE 30, 2010

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2010, there were no such material developments.

AT&T INC.
JUNE 30, 2010

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10a	Cash Deferral Plan, amended and restated June 24, 2010
10b	Stock Purchase and Deferral Plan, amended and restated June 24, 2010
10c	2006 Incentive Plan, amended and restated January 28, 2010
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 6, 2010                                                                                     /s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President