Form 10-Q
period 2010-09-30
AT&T INC.
filed 2010-11-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes [   ]   No [X]

At October 31, 2010, there were 5,910 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Revenues
Wireless service	$13,675	$12,372	$39,711	$35,978
Voice	6,973	7,943	21,671	24,701
Data	6,928	6,448	20,407	19,053
Directory	961	1,162	3,009	3,622
Other	3,044	2,809	8,121	8,451
Total operating revenues	31,581	30,734	92,919	91,805
Operating Expenses
Cost of services and sales (exclusive of depreciation and amortization shown separately below)	13,519	12,907	38,235	37,665
Selling, general and administrative	7,707	7,574	22,570	22,914
Depreciation and amortization	4,891	4,881	14,529	14,614
Total operating expenses	26,117	25,362	75,334	75,193
Operating Income	5,464	5,372	17,585	16,612
Other Income (Expense)
Interest expense	(729)	(851)	(2,248)	(2,573)
Equity in net income of affiliates	217	181	629	549
Other income (expense) – net	125	29	825	44
Total other income (expense)	(387)	(641)	(794)	(1,980)
Income from Continuing Operations Before Income Taxes	5,077	4,731	16,791	14,632
Income tax (benefit) expense	(6,560)	1,463	(1,512)	4,886
Income from Continuing Operations	11,637	3,268	18,303	9,746
Income from Discontinued Operations, net of tax	780	7	777	6
Net Income	12,417	3,275	19,080	9,752
Less: Net Income Attributable to Noncontrolling Interest	(78)	(83)	(243)	(236)
Net Income Attributable to AT&T	$12,339	$3,192	$18,837	$9,516
Basic Earnings Per Share from Continuing Operations Attributable to AT&T	$1.96	$0.54	$3.06	$1.61
Basic Earnings Per Share from Discontinued Operations Attributable to AT&T	0.13	-	0.13	-
Basic Earnings Per Share Attributable to AT&T	$2.09	$0.54	$3.19	$1.61
Diluted Earnings Per Share from Continuing Operations Attributable to AT&T	$1.95	$0.54	$3.04	$1.61
Diluted Earnings Per Share from Discontinued Operations Attributable to AT&T	0.13	-	0.13	-
Diluted Earnings Per Share Attributable to AT&T	$2.08	$0.54	$3.17	$1.61
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,909	5,901	5,908	5,899
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,938	5,922	5,937	5,922
Dividends Declared Per Common Share	$0.42	$0.41	$1.26	$1.23
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,246	$3,741
Accounts receivable – net of allowances for doubtful accounts of $978 and $1,202	13,606	14,845
Prepaid expenses	1,686	1,562
Deferred income taxes	1,059	1,247
Other current assets	2,380	3,792
Total current assets	21,977	25,187
Property, plant and equipment	240,466	230,295
Less: accumulated depreciation and amortization	(138,991)	(130,242)
Property, Plant and Equipment – Net	101,475	100,053
Goodwill	73,447	72,782
Licenses	50,113	48,741
Customer Lists and Relationships – Net	5,369	7,393
Other Intangible Assets – Net	5,525	5,494
Investments in Equity Affiliates	4,544	2,921
Other Assets	6,802	6,275
Total Assets	$269,252	$268,846

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,426	$7,361
Accounts payable and accrued liabilities	18,417	21,260
Advanced billing and customer deposits	3,933	4,170
Accrued taxes	1,416	1,681
Dividends payable	2,482	2,479
Total current liabilities	32,674	36,951
Long-Term Debt	62,540	64,720
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	20,651	23,781
Postemployment benefit obligation	27,071	27,847
Other noncurrent liabilities	13,023	13,226
Total deferred credits and other noncurrent liabilities	60,745	64,854

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2010 and December 31, 2009: issued 6,495,231,088 at September 30, 2010 and December 31, 2009)	6,495	6,495
Additional paid-in capital	91,748	91,707
Retained earnings	50,751	39,366
Treasury stock (585,370,749 at September 30, 2010 and 593,300,187 at December 31, 2009, at cost)	(21,112)	(21,260)
Accumulated other comprehensive loss	(14,888)	(14,412)
Noncontrolling interest	299	425
Total stockholders’ equity	113,293	102,321
Total Liabilities and Stockholders’ Equity	$269,252	$268,846
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions, increase (decrease) in cash and cash equivalents
(Unaudited)
	Nine months ended
	September 30,
	2010	2009
Operating Activities
Net income	$19,080	$9,752
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	14,529	14,614
Undistributed earnings from investments in equity affiliates	(531)	(430)
Bad debt expense	973	1,383
Deferred income tax expense and noncurrent unrecognized tax benefits	(4,146)	2,476
Net (gain) loss from impairment and sale of investments	(746)	98
Income from discontinued operations	(777)	(6)
Changes in operating assets and liabilities:
Accounts receivable	266	(270)
Other current assets	495	(269)
Accounts payable and accrued liabilities	(2,861)	(1,551)
Net income attributable to noncontrolling interest	(243)	(236)
Other - net	(689)	(117)
Total adjustments	6,270	15,692
Net Cash Provided by Operating Activities	25,350	25,444

Investing Activities
Construction and capital expenditures
Capital expenditures	(13,170)	(11,034)
Interest during construction	(577)	(553)
Acquisitions, net of cash acquired	(2,615)	(184)
Dispositions	1,821	205
(Purchases) and sales of securities, net	(437)	11
Other	22	19
Net Cash Used in Investing Activities	(14,956)	(11,536)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(33)	(3,918)
Issuance of long-term debt	2,235	8,161
Repayment of long-term debt	(5,280)	(6,169)
Issuance of treasury stock	24	8
Dividends paid	(7,436)	(7,252)
Other	(399)	(367)
Net Cash Used in Financing Activities	(10,889)	(9,537)
Net increase (decrease) in cash and cash equivalents	(495)	4,371
Cash and cash equivalents beginning of year	3,741	1,727
Cash and Cash Equivalents End of Period	$3,246	$6,098

Cash paid during the nine months ended September 30 for:
Interest	$3,322	$3,307
Income taxes, net of refunds	$3,013	$2,535
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts (Unaudited)
	September 30, 2010
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,707
Issuance of treasury shares		184
Share-based payments		(161)
Change related to acquisition of interests held by noncontrolling owners		18
Balance at end of period		$91,748

Retained Earnings
Balance at beginning of year		$39,366
Net income attributable to AT&T ($3.17 per diluted share)		18,837
Dividends to stockholders ($1.26 per share)		(7,444)
Other		(8)
Balance at end of period		$50,751

Treasury Stock
Balance at beginning of year	(593)	$(21,260)
Issuance of shares	8	148
Balance at end of period	(585)	$(21,112)

Accumulated Other Comprehensive Income (Loss) Attributable to AT&T, net of tax:
Balance at beginning of year		$(14,412)
Other comprehensive income attributable to AT&T (see Note 2)		(476)
Balance at end of period		$(14,888)

Noncontrolling Interest:
Balance at beginning of year		$425
Net income attributable to noncontrolling interest		243
Distributions		(217)
Acquisition of interests held by noncontrolling owners		(156)
Translation adjustments applicable to noncontrolling interest, net of taxes		4
Balance at end of period		$299

Total Stockholders’ Equity at beginning of year		$102,321
Total Stockholders’ Equity at end of period		$113,293
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2010

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

In preparing the accompanying unaudited consolidated financial statements, we have reviewed all known events that have occurred after September 30, 2010, and through the date that our Form 10-Q was available for issuance for possible inclusion in this Form 10-Q.

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

Recent Accounting Standards

Fair Value Measurements and Disclosures  In January 2010, the Financial Accounting Standards Board issued “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (Accounting Standards Update (ASU) 2010-06), which requires new disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. ASU 2010-06 also clarifies that fair value measurement disclosures are required for each class of financial asset and liability, which may be a subset of a caption in the consolidated balance sheets, and those disclosures should include a discussion of inputs and valuation techniques. For financial assets and liabilities subject to lowest-level measurements, ASU 2010-06 further requires that we separately present purchases, sales, issuances and settlements instead of netting these changes. With respect to matters other than lowest-level measurements, we adopted ASU 2010-06 beginning with the quarter ended March 31, 2010, with the remaining disclosure requirements becoming effective for fiscal years and interim periods beginning on or after December 15, 2010 (i.e., the quarter ending March 31, 2011, for us). See Note 6 for fair value measurements and disclosures for our investment securities and derivatives.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Dollars in millions except per share amounts

Valuation and Other Adjustments Included in the current liabilities reported on our consolidated balance sheets are acquisition-related accruals established prior to 2009. The liabilities include accruals for severance, lease terminations and equipment removal costs associated with our acquisitions of AT&T Corp., BellSouth Corporation (BellSouth) and Dobson Communications Corporation (Dobson). Following is a summary of the accruals recorded at December 31, 2009, cash payments made during 2010, and the adjustments thereto:

	12/31/09	Cash	Adjustments	9/30/10
	Balance	Payments	and Accruals	Balance
Severance accruals paid from:
Company funds	$6	$(3)	$(2)	$1
Pension and postemployment benefit plans	98	(3)	-	95
Lease terminations1	212	(28)	(66)	118
Equipment removal and other related costs1	23	(1)	(21)	1
Total	$339	$(35)	$(89)	$215
1The “Adjustments and Accruals” related to the BellSouth and Dobson acquisitions and resulted in goodwill reductions.

Employee Separations We establish obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage and other benefits. We had severance accruals of $195 at September 30, 2010 and $669 at December 31, 2009. The decrease in balance was due to payments during the period.

Income Taxes

Healthcare Legislation  In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which included a change in the tax treatment related to Medicare Part D subsidies. We recorded a $995, or $0.17 per diluted share, charge to income tax expense in our consolidated statement of income during the first quarter of 2010 and increased our deferred income taxes liability balance to reflect the impact of this change.

Internal Revenue Service Settlement  In September 2010, we reached a settlement with the Internal Revenue Service (IRS) on tax basis calculations related to a 2008 restructuring of our wireless operations. The IRS settlement resolves the uncertainty regarding the amount and timing of amortization deductions related to certain of our wireless assets. The allowed amortization deductions on these settlement-related assets and the related cash flow impacts are expected to be recognized over a 15-year period, which began in 2008. Pursuant to the settlement, we will pay approximately $300 to the IRS during the fourth quarter of 2010 as a result of the disallowance of a portion of the amortization deductions taken on our 2008 and 2009 income tax returns. We recorded an $8,300, or $1.40 per diluted share, reduction to income tax expense in our consolidated statement of income during the third quarter of 2010 and corresponding decreases of $6,760 to our net noncurrent deferred income tax liabilities and $1,540 to other net tax liabilities to reflect the tax benefits of the settlement. The IRS settlement resulted in a reduction to our unrecognized tax benefits for tax positions related to the current year of $348 and for tax positions related to prior years of $1,057, for a total of $1,405, which also reduces the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. Our effective tax rates were (129.2)% for the third quarter and (9.0)% for the first nine months of 2010, compared to 30.9% and 33.4% for the same periods in 2009. The decrease in our 2010 effective tax rates was primarily driven by the impacts of the IRS settlement, partially offset by the effects of the healthcare legislation.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2010 and 2009 include net income, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale securities, net unrealized gains (losses) on cash flow hedges and defined benefit postretirement plans.

Following is our comprehensive income with the respective tax impacts for the three months and nine months periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$12,417	$3,275	$19,080	$9,752
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $6, $6, $4 and $(2) attributable to noncontrolling interest), net of taxes of $54, $1, $116 and $45	100	2	215	86
Net unrealized gains (losses) on securities:
Unrealized gains (losses), net of taxes of $31, $115, $17 and $130	58	229	33	258
Reclassification adjustment realized in net income, net of taxes of $(1), $(17), $(30) and $24	(1)	(34)	(56)	43
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) net of taxes of $(108), $(56), $(380) and $168	(205)	(112)	(706)	306
Reclassification adjustment for losses included in net income, net of taxes of $5, $2, $11 and $6	4	4	9	11
Defined benefit postretirement plans:
Amortization of net actuarial gain and prior service cost included in net income, net of taxes of $9, $32, $20 and $99	14	64	33	190
Other comprehensive income (loss)	(30)	153	(472)	894
Total comprehensive income	12,387	3,428	18,608	10,646
Less: Total comprehensive income attributable to noncontrolling interest	(84)	(89)	(247)	(234)
Total Comprehensive Income Attributable to AT&T	$12,303	$3,339	$18,361	$10,412

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and nine months ended September 30, 2010 and 2009, are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$11,637	$3,268	$18,303	$9,746
Net income attributable to noncontrolling interest	(78)	(83)	(243)	(236)
Income from continuing operations attributable to AT&T	11,559	3,185	18,060	9,510
Dilutive potential common shares:
Other share-based payment	3	2	8	7
Numerator for diluted earnings per share	$11,562	$3,187	$18,068	$9,517
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	5,909	5,901	5,908	5,899
Dilutive potential common shares:
Stock options	3	3	3	3
Other share-based payment	26	18	26	20
Denominator for diluted earnings per share	5,938	5,922	5,937	5,922
Basic earnings per share from continuing operations attributable to AT&T	$1.96	$0.54	$3.06	$1.61
Basic earnings per share from discontinued operations attributable to AT&T	0.13	-	0.13	-
Basic earnings per share attributable to AT&T	$2.09	$0.54	$3.19	$1.61
Diluted earnings per share from continuing operations attributable to AT&T	$1.95	$0.54	$3.04	$1.61
Diluted earnings per share from discontinued operations attributable to AT&T	0.13	-	0.13	-
Diluted earnings per share attributable to AT&T	$2.08	$0.54	$3.17	$1.61

At September 30, 2010, we had issued and outstanding options to purchase approximately 136 million shares of AT&T common stock. The exercise prices of 109 million shares were above the market price of AT&T stock at September 30, 2010. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the period. At September 30, 2010, the exercise prices of 22 million vested stock options were below market price.

At September 30, 2009, we had issued and outstanding options to purchase approximately 180 million shares of AT&T common stock. The exercise prices of 158 million shares were above the market price of AT&T stock at September 30, 2009. Accordingly, we did not include these amounts in determining the dilutive potential common shares for the period. At September 30, 2009, the exercise prices of 19 million vested stock options were below market price.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-Continued
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

The Other segment includes results from customer information services and all corporate and other operations. This segment also includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated.

Historically, intersegment activity had been reported as revenue in the billing segment and offsetting operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and instead report the cash operating and depreciation expense related to intersegment activity in the purchasing segment, which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010. We have restated prior-period segment information to conform to the current period’s presentation.

In May 2010, we announced the sale of Sterling Commerce Inc. (Sterling) which we closed in August 2010. The Other segment results for all periods shown have been restated to exclude the results of Sterling, which are now reflected in discontinued operations (see Note 7).

In the following tables, we show how our segment results are reconciled to our consolidated results reported. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each such operating segment. The consolidation column adds in those line items that we manage on a consolidated basis only: interest expense and other income (expense) – net.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2010
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$15,180	$15,275	$961	$165	$-	$31,581
Operations and support expenses	10,040	10,318	640	228	-	21,226
Depreciation and amortization expenses	1,640	3,118	123	10	-	4,891
Total segment operating expenses	11,680	13,436	763	238	-	26,117
Segment operating income (loss)	3,500	1,839	198	(73)	-	5,464
Interest expense	-	-	-	-	729	729
Equity in net income (loss) of affiliates	(6)	2	-	221	-	217
Other income (expense) - net	-	-	-	-	125	125
Segment income before income taxes	$3,494	$1,841	$198	$148	$(604)	$5,077

For the nine months ended September 30, 2010
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$43,319	$46,092	$3,009	$499	$-	$92,919
Operations and support expenses	26,785	31,324	1,988	708	-	60,805
Depreciation and amortization expenses	4,776	9,337	393	23	-	14,529
Total segment operating expenses	31,561	40,661	2,381	731	-	75,334
Segment operating income (loss)	11,758	5,431	628	(232)	-	17,585
Interest expense	-	-	-	-	2,248	2,248
Equity in net income of affiliates	14	7	-	608	-	629
Other income (expense) - net	-	-	-	-	825	825
Segment income before income taxes	$11,772	$5,438	$628	$376	$(1,423)	$16,791

For the three months ended September 30, 2009
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$13,627	$15,749	$1,162	$196	$-	$30,734
Operations and support expenses	8,645	10,762	686	388	-	20,481
Depreciation and amortization expenses	1,490	3,226	159	6	-	4,881
Total segment operating expenses	10,135	13,988	845	394	-	25,362
Segment operating income (loss)	3,492	1,761	317	(198)	-	5,372
Interest expense	-	-	-	-	851	851
Equity in net income of affiliates	-	9	-	172	-	181
Other income (expense) - net	-	-	-	-	29	29
Segment income before income taxes	$3,492	$1,770	$317	$(26)	$(822)	$4,731

For the nine months ended September 30, 2009
			Advertising			Consolidated
	Wireless	Wireline	Solutions	Other	Consolidations	Results
Total segment operating revenues	$39,687	$47,900	$3,622	$596	$-	$91,805
Operations and support expenses	24,959	32,618	2,113	889	-	60,579
Depreciation and amortization expenses	4,493	9,594	501	26	-	14,614
Total segment operating expenses	29,452	42,212	2,614	915	-	75,193
Segment operating income (loss)	10,235	5,688	1,008	(319)	-	16,612
Interest expense	-	-	-	-	2,573	2,573
Equity in net income of affiliates	-	16	-	532	1	549
Other income (expense) - net	-	-	-	-	44	44
Segment income before income taxes	$10,235	$5,704	$1,008	$213	$(2,528)	$14,632

AT&T INC.
SEPTEMBER 30, 2010

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension cost:
Service cost – benefits earned during the period	$269	$264	$807	$808
Interest cost on projected benefit obligation	787	835	2,362	2,525
Expected return on assets	(1,143)	(1,140)	(3,429)	(3,421)
Amortization of prior service (benefit) cost	(4)	7	(12)	62
Recognized actuarial loss	171	163	513	495
Net pension cost	$80	$129	$241	$469

Postretirement cost:
Service cost – benefits earned during the period	$87	$81	$261	$257
Interest cost on accumulated postretirement benefit obligation	564	595	1,693	1,856
Expected return on assets	(284)	(238)	(853)	(716)
Amortization of prior service benefit	(156)	(134)	(469)	(313)
Recognized actuarial gain	(2)	(1)	(5)	(1)
Net postretirement cost	$209	$303	$627	$1,083

Combined net pension and postretirement cost	$289	$432	$868	$1,552

Our combined net pension and postretirement cost decreased $143 in the third quarter and $684 for the first nine months of 2010. The decrease was primarily related to lower interest costs due to a lower net obligation, as a result of retiree medical and drug coverage changes, partially offset by a change in the discount rate from 7% to 6.5%. An increase in amortization of prior service benefit, driven by the utilization of market interest rates for lump sum pension distributions, under the Pension Protection Act and changes in future retiree benefits, also contributed to the decrease in combined net pension and postretirement cost. When calculating the expected return on plan assets, we use a method in which gains and losses are amortized only when the net gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of assets (MRVA). Actual gains and losses on pension and postretirement plan assets are generally recognized in the MRVA equally over a period of up to five years. However, we use a methodology under which we hold the MRVA to within 20% of the actual fair value of plan assets, which can have the effect of accelerating the recognition of excess actual gains and losses in the MRVA in less than five years. Due to investment losses on plan assets experienced in 2008, this methodology contributed $1,577 to our combined net pension and postretirement costs in 2009. This methodology did not have a material impact on our combined net pension and postretirement cost in 2010.

We have varying types of pension programs providing benefits for substantially all of certain non-U.S. operations. In addition to the pension and postretirement costs above, we recorded net pension cost for non-U.S. plans of less than $1 in the third quarter and $1 for the first nine months of 2010 and $(1) in the third quarter and $(4) for the first nine months of 2009.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $41 in the third quarter, of which $34 was interest cost and $125 for the first nine months of 2010, of which $101 was interest cost. In 2009, net supplemental retirement pension benefits cost was $42 in the third quarter, of which $35 was interest cost and $125 for the first nine months, of which $105 was interest cost.

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

Level 2
Inputs to the valuation methodology include:
• Quoted prices for similar assets and liabilities in active markets.
• Quoted prices for identical or similar assets or liabilities in inactive markets.
• Inputs other than quoted market prices that are observable for the asset or liability.
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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. AT&T believes its valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at September 30, 2010 and December 31, 2009.

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$68,680	$76,366	$71,811	$75,212
Bank borrowings	32	32	33	33
Investment securities	2,233	2,233	1,885	1,885

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities

Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in other income (expense) – net. Fixed income investments have maturities of $85 in 2010, $302 in 2011 and 2012, $83 in 2013 and 2014, and $224 for years thereafter.

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

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$955	$-	$-	$955
International equities	482	-	-	482
Fixed income bonds	-	694	-	694
Asset Derivatives
Interest rate swaps	-	681	-	681
Cross-currency swaps	-	209	-	209
Foreign exchange contracts	-	8	-	8
Liability Derivatives
Cross-currency swaps	-	(706)	-	(706)
Interest rate locks	-	(506)	-	(506)
Foreign exchange contracts	-	(5)	-	(5)

AT&T INC.
SEPTEMBER 30, 2010

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

Derivative Financial Instruments

We employ derivatives to manage certain market risks, primarily interest rate risk and foreign currency exchange risk. This includes the use of interest rate swaps, interest rate locks, foreign exchange forward contracts and combined interest rate foreign exchange contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We record derivatives on our consolidated balance sheets at fair value that is derived from observable market data, including yield curves and foreign exchange rates (all of our derivatives are Level 2). Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the item being hedged.

The majority of our derivatives are designated either as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense, though they net to zero. Gains or losses realized upon early termination of our fair value hedges would be recognized in interest expense.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2010 and September 30, 2009, no ineffectiveness was measured.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. In the second quarter, we settled $200 of notional rate locks without utilizing them in a debt issuance. The total impact to interest expense was $(5). We are confident our remaining rate locks will be utilized given our probable refinancing needs over the next two years. No other ineffectiveness was measured in the nine months ended September 30, 2010. Over the next 12 months, we expect to reclassify $15 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income over the next few months as the hedged funds are spent by our foreign subsidiaries, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the nine months ended September 30, 2010, and September 30, 2009, no ineffectiveness was measured.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2010, we had posted collateral of $53 (a deposit asset) and held collateral of $52 (a receipt liability). Under the agreements, if our credit rating had been simultaneously downgraded one rating level by Moody’s, S&P and Fitch, we would have been required to post additional collateral of $173. At December 31, 2009, we held $222 of counterparty collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2010	2009
Interest rate swaps	$11,250	$9,000
Cross-currency swaps	7,502	7,502
Interest rate locks	3,400	3,600
Foreign exchange contracts	233	293
Total	$22,385	$20,395

AT&T INC.
SEPTEMBER 30, 2010

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

	September 30,	December 31,
Asset Derivatives	2010	2009
Interest rate swaps	$681	$399
Cross-currency swaps	209	635
Interest rate locks	-	150
Foreign exchange contracts	8	2
Total	$898	$1,186

	September 30,	December 31,
Liability Derivatives	2010	2009
Cross-currency swaps	$(706)	$(390)
Interest rate locks	(506)	(6)
Foreign exchange contracts	(5)	(7)
Total	$(1,217)	$(403)

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
Fair Value Hedging Relationships	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$100	$79	$294	$(141)
Gain (Loss) on long-term debt	(100)	(79)	(294)	141

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were also reported as reductions of interest expense.

	Three months ended		Nine months ended
Cash Flow Hedging Relationships	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(119)	$(78)	$(443)	$485
Other income (expense) reclassified from accumulated OCI into income	1	-	-	-

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(217)	(90)	(650)	(11)
Interest income (expense) reclassified from accumulated OCI into income	(5)	(6)	(16)	(17)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	23	-	7	-
Other income (expense) reclassified from accumulated OCI into income	(4)	-	(4)	-

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(555) at September 30, 2010 and $142 at December 31, 2009.

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Wireless Properties Transaction  In June 2010, we acquired certain wireless properties, including Federal Communications Commission (FCC) licenses and network assets, from Verizon Wireless for $2,372 in cash and increased goodwill by $937. The assets primarily represent former Alltel Wireless assets and served approximately 1.6 million subscribers in 79 service areas across 18 states. The preliminary fair value of the acquired net assets of $1,435 included $361 of property plant and equipment, $765 of FCC licenses, and $224 of customer lists and other intangible assets.

Dispositions

Sale of Sterling Operations  In August 2010, we sold our Sterling subsidiary to International Business Machines Corporation (IBM) for approximately $1,400 in cash. Sterling provides business applications and integration solutions to approximately 18,000 customers worldwide. In conjunction with the sale, we divested of $649 of goodwill and other intangible assets. We also entered into a transition services agreement with IBM related to short-term support of Sterling’s operations after the sale, and an enterprise license agreement, under which we would purchase software from Sterling.

During the second quarter of 2010, we accounted for Sterling as a discontinued operation. We determined that the cash inflows under the transition services agreement and our cash outflows under the enterprise license agreement will not constitute significant continuing involvement with Sterling’s operations after the sale. We have reclassified Sterling’s operating results, for all historical periods, to net income from discontinued operations in the accompanying consolidated statements of income. We also applied held-for-sale treatment to Sterling’s assets and liabilities, and accordingly, included Sterling’s assets in other current assets and the related liabilities in accounts payable and accrued liabilities in our consolidated balance sheets as of December 31, 2009. Sterling’s assets and liabilities included the following as of December 31, 2009:

December 31, 2009
Assets held for sale:
Current assets	$333
Property, plant and equipment	40
Goodwill and other intangible assets	672
Other assets	47
Total assets	$1,092

Liabilities related to assets held for sale:
Current liabilities	$365
Other liabilities	126
Total liabilities	$491

AT&T INC.
SEPTEMBER 30, 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table includes Sterling’s operating results, which we historically included in our Other segment, for the indicated periods:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating revenues	$81	$137	$349	$396
Operating expenses	72	121	327	377
Operating income	9	16	22	19
Income before income taxes	8	12	18	10
Income taxes (benefit)	(5)	5	8	4
Income from discontinued operations during phase-out period	13	7	10	6
Gain on disposal of discontinued operations	767	-	767	-
Income from discontinued operations, net of tax	$780	$7	$777	$6

Centennial  As a condition of our acquisition of Centennial Communications Corp. (Centennial), in August 2010, we sold eight service areas in Louisiana and Mississippi for $273.

Other Adjustments

Centennial  As of September 30, 2010, the preliminary fair value measurement of Centennial’s net assets acquired included $1,424 of goodwill, $655 of FCC licenses, and $449 of customer lists and other intangible assets. During the nine months ended September 30, 2010, we recorded $191 of Centennial acquisition accounting adjustments, with an offset to goodwill.

Equity Method Investments

América Móvil Transactions  On January 13, 2010, América Móvil, S.A. de C.V. (América Móvil) announced that its Board of Directors authorized a tender offer for 100% of the equity of Carso Global Telecom, S.A.B. de C.V. (CGT), a holding company that owned 59.4% of Telefonos de Mexico, S.A. de C.V., and 60.7% of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional), in exchange for América Móvil L Shares; and an offer for Telmex Internacional shares not owned by CGT, for cash or América Móvil L shares, at the election of the shareholders. On June 11, 2010, we tendered all of our shares in Telmex Internacional for América Móvil L shares at the offered exchange rate of 0.373, which resulted in a pre-tax gain of $647, or $0.07 per diluted share after tax, for the three months ended June 30, 2010 and nine months ended September 30, 2010. The exchange was accounted for at fair value, and the América Móvil L shares were recorded at $1,586. In addition, we paid $202 to purchase additional shares of América Móvil L stock to retain our ownership percentage that existed before the exchange. Our investment in América Móvil was $3,614 at September 30, 2010.

AT&T INC.
SEPTEMBER 30, 2010

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2010 and 2009 are summarized as follows:

	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Operating Revenues	$31,581	$30,734	2.8%	$92,919	$91,805	1.2%
Operating expenses
Cost of services and sales	13,519	12,907	4.7	38,235	37,665	1.5
Selling, general and administrative	7,707	7,574	1.8	22,570	22,914	(1.5)
Depreciation and amortization	4,891	4,881	0.2	14,529	14,614	(0.6)
Total Operating Expenses	26,117	25,362	3.0	75,334	75,193	0.2
Operating income	5,464	5,372	1.7	17,585	16,612	5.9
Interest expense	729	851	(14.3)	2,248	2,573	(12.6)
Equity in net income of affiliates	217	181	19.9	629	549	14.6
Other income (expense) - net	125	29	-	825	44	-
Income from continuing operations before income taxes	5,077	4,731	7.3	16,791	14,632	14.8
Income from continuing operations	11,637	3,268	-	18,303	9,746	87.8
Net Income Attributable to AT&T	$12,339	$3,192	-	$18,837	$9,516	98.0%

Overview
Operating income  Our operating income increased $92, or 1.7%, in the third quarter and $973, or 5.9%, for the first nine months of 2010. The increase for both periods was primarily due to the continued growth in wireless service revenue, driven mostly by our subscriber growth and growth in wireless data revenue, along with an increase in wireline data revenue resulting from growth in Internet Protocol (IP) data revenue. These increases were partially offset by continuing declines in voice and print directory advertising revenues. For the third quarter, higher revenues were also partially offset by an increase in operating expenses, driven primarily by higher costs from increased sales of wireless integrated devices. Our operating income margin decreased from 17.5% to 17.3% in the third quarter and increased from 18.1% to 18.9% for the first nine months of 2010, as compared to the same periods last year.

Operating revenues  Our operating revenues increased $847, or 2.8%, in the third quarter and $1,114, or 1.2%, for the first nine months of 2010. This increase was primarily due to the continued growth in wireless service revenue, driven mostly by our increase in average subscribers along with a significant increase in wireless data revenue, stemming from higher integrated device sales. Also contributing to the increase was higher wireline data revenue largely due to IP data growth, driven by AT&T U-verseSM (U-verse) subscriber growth. These increases were partially offset by the continuing decline in voice revenues due to decreasing access lines and a decline in print directory advertising revenue.

The declines in our voice and advertising revenues reflect continuing economic pressures on our customers as well as increasing competition. Total switched access lines decreased 11.3%. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $612, or 4.7%, in the third quarter and $570, or 1.5%, for the first nine months of 2010. The increase for the quarter was primarily due to higher wireless integrated device costs combined with higher interconnect and network system costs. These increases were partially offset by lower traffic compensation along with lower pension and other postemployment benefits (pension/OPEB) expenses and other employee-related costs. The increase for the nine months was primarily due to higher wireless integrated device costs and higher Universal Service Fund (USF) costs, along with higher interconnect and network system costs. These increases were partially offset by lower pension/OPEB expenses and other employee-related costs, along with lower traffic compensation.

Selling, general and administrative expenses increased $133, or 1.8%, in the third quarter and decreased $344, or 1.5%, for the first nine months of 2010. The increase for the third quarter was primarily due to higher wireless commission expense along with higher advertising and sales expense, partially offset by lower bad debt expense along with lower pension/OPEB expenses and other employee-related costs. The decrease for the nine months was primarily due to lower pension/OPEB expenses and other employee-related costs, along with lower bad debt expense and lower indirect commissions expense, partially offset by increases in various support expenses.

Depreciation and amortization expense increased $10, or 0.2%, in the third quarter and decreased $85, or 0.6%, for the first nine months of 2010. The third-quarter increase was due to capital spending for network upgrades and expansion, and the year-to-date decrease was due to lower amortization of intangibles related to customer lists associated with acquisitions.

Interest expense decreased $122, or 14.3%, in the third quarter and $325, or 12.6%, for the first nine months of 2010. The declines in interest expense for the quarter and the nine months were primarily due to a decrease in our average debt balances, along with a decrease in our weighted average interest rate.

Equity in net income of affiliates increased $36, or 19.9%, in the third quarter and $80, or 14.6%, for the first nine months of 2010. The third-quarter and year-to-date results were primarily due to improved results at América Móvil, S.A. de C.V. (América Móvil) and favorable currency exchange rates at América Móvil and Telefonos de Mexico, S.A. de C.V. (Telmex).

Other income (expense) – net We had other income of $125 in the third quarter and $825 for the first nine months of 2010, compared to other income of $29 in the third quarter and $44 for the first nine months of 2009. Results for the third quarter of 2010 included a $118 gain on the sale of investments. Results in the third quarter of 2009 included a $20 gain on a spectrum sale and $23 of interest and lease income partially offset by a $17 reserve for net investment losses.

Results for the first nine months of 2010 included a $647 gain on the exchange of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) shares for América Móvil shares and a $159 gain on the sale of investments. Results for the first nine months of 2009 included $86 in interest, dividend and leveraged lease income, $42 of gains on sales of securities and a professional services business, and a $16 gain on the sale of investments partially offset by a loss of $102 related to a Rabbi Trust asset impairment.

Income taxes decreased $8,023 in the third quarter and $6,398 for the first nine months of 2010. The decrease in income taxes for the third quarter and the first nine months was due to a settlement with the Internal Revenue Service (IRS) related to a 2008 restructuring of our wireless operations, which decreased our income taxes by $8,300. Partially offsetting this decrease was increased tax expense due to higher income before income taxes. Additionally, for the first nine months of 2010, the tax benefit of the IRS settlement was partially offset by a $995 charge to income tax expense recorded during the first quarter to reflect the deferred tax impact of enacted U.S. healthcare legislation. (See Note 1)

Our effective tax rates were (129.2)% for third quarter, compared to 30.9% for third quarter 2009, and (9.0)% for the first nine months of 2010, compared to 33.4% for the first nine months of 2009. The decrease in our 2010 effective tax rates was primarily driven by the impacts of the IRS settlement partially offset by the effects of the healthcare legislation.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Income from discontinued operations, net of tax increased $773 in the third quarter and $771 in the first nine months of 2010. The increase was primarily attributable to the gain of $767 on our third quarter 2010 sale of our subsidiary Sterling Commerce Inc. (Sterling).

Selected Financial and Operating Data
	September 30,
	2010	2009
Wireless customers (000)	92,761	81,596
Postpaid wireless customers (000)7	67,688	62,961
Prepaid wireless customers (000)7	6,209	5,386
Reseller wireless customers (000)7	11,021	9,934
Connected device customers (000)7	7,843	3,315
Consumer revenue connections (000)1,2	43,733	45,659
Network access lines in service (000)2,9	45,108	50,833
Broadband connections (000)2,3,7	17,562	17,083
Video connections (000)4	4,735	4,012
Debt ratio5,7,8	37.8%	42.1%
Ratio of earnings to fixed charges6	5.41	4.55
Number of AT&T employees10	267,720	284,970
1	Consumer revenue connections includes retail access lines, U-verse voice over IP connections, broadband and video.
2   Represents services by AT&T’s local exchange companies (ILECs) and affiliates.
3	Broadband connections include DSL, U-verse High Speed Internet, satellite broadband and 3G LaptopConnect cards.
4	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 2,741 in 2010 and 1,817 in 2009).
5   See our “Liquidity and Capital Resources” section for discussion.
6   See Exhibit 12.
7   Prior-year amounts restated to conform to current-period reporting methodology.
8
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. Cash on hand was $3,246 as of September 30, 2010 and $3,741 as of December 31, 2009.

9
At September 30, 2010, total switched access lines were 45,108, retail business switched access lines totaled 19,089 and wholesale and coin switched access lines totaled 2,605. These include 1,706 retail business and 98 wholesale lines that are used solely by AT&T or our subsidiaries.

10	Number of AT&T employees includes a decrease of 2,500 employees, resulting from the Sterling sale.

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, U-verse TV, high-speed broadband and voice services (U-verse) and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

The Other segment includes results from customer information services and all corporate and other operations. This segment also includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated.

Historically, intersegment activity had been reported as revenue in the billing segment and operating expense in the purchasing segment. Upon consolidation, the intersegment revenue and expense were eliminated with the consolidated results reflecting the cash operating and depreciation expense of providing the intersegment service. As part of AT&T’s ongoing initiatives to manage its business from an external customer perspective, we no longer report intersegment revenue and report the cash operating and depreciation expense related to intersegment activity in the purchasing segment, which provided services to the external customer. While this change did not impact AT&T’s total consolidated results, the impact to each operating segment varied. In particular, the Wireless segment, as a purchaser of network, IT and other services from the Wireline segment, experienced a reduction in cash operating expense partially offset by increased depreciation expense with the net result being increased operating margins. This change was effective with the reporting of operating results for the quarter ended March 31, 2010. We have restated prior-period segment information to conform to the current period’s presentation.

In May 2010, we announced the sale of Sterling, which we closed in August 2010. The Other segment results for all periods shown have been restated to exclude the results of Sterling, which are now reflected in discontinued operations (see Note 7).

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Segment operating revenues
Service	$13,675	$12,372	10.5%	$39,711	$35,978	10.4%
Equipment	1,505	1,255	19.9	3,608	3,709	(2.7)
Total Segment Operating Revenues	15,180	13,627	11.4	43,319	39,687	9.2
Segment operating expenses
Operations and support	10,040	8,645	16.1	26,785	24,959	7.3
Depreciation and amortization	1,640	1,490	10.1	4,776	4,493	6.3
Total Segment Operating Expenses	11,680	10,135	15.2	31,561	29,452	7.2
Segment Operating Income	3,500	3,492	0.2	11,758	10,235	14.9
Equity in Net Income of Affiliates	(6)	-	-	14	-	-
Segment Income	$3,494	$3,492	0.1%	$11,772	$10,235	15.0%

Wireless Properties Transactions
In June 2010, we acquired certain wireless properties, including Federal Communications Commission (FCC) licenses and network assets from Verizon Wireless for $2,372 in cash and increased goodwill by $937. The assets primarily represent former Alltel Wireless assets and served approximately 1.6 million subscribers in 79 service areas across 18 states. We included these customers in our total customer base as of September 30, 2010, but did not include them in customer additions at the time of acquisition.

Since the properties we acquired use a different network technology than our Global System for Mobile Communication (GSM) technology, we expect to incur additional costs, both in network upgrades and equipment subsidies, to convert that network and subscriber handsets to our GSM technology.

As a condition of our acquisition of Centennial Communications Corp. (Centennial), in August 2010, we sold eight service areas in Louisiana and Mississippi for $273.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

The following table highlights the Wireless segment’s key performance metrics for the indicated periods:

Wireless Supplementary Operating and Financial Data
	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Wireless Customers (000)				92,761	81,596	13.7%
Net Customer Additions (000)	2,631	2,026	29.9%	6,050	4,617	31.0%
Total Churn	1.32%	1.42%	(10) BP	1.30%	1.49%	(19) BP

Postpaid Customers (000)				67,688	62,961	7.5%
Net Postpaid Customer Additions (000)	745	1,333	(44.1)%	1,753	3,358	(47.8)%
Postpaid Churn	1.14%	1.14%	(0) BP	1.08%	1.12%	(4) BP

Prepaid Customers (000)				6,209	5,386	15.3%
Net Prepaid Customer Additions (000)	321	(176)	-	645	(743)	-

Reseller Customers (000)				11,021	9,934	10.9%
Net Reseller Customer Additions (000)	406	634	(36.0)%	545	1,319	(58.7)

Connected Device Customers (000)				7,843	3,315	-
Net Connected Device Customer Additions (000)	1,159	235	-	3,107	683	-

Wireless Metrics
Additions As of September 30, 2010, we served 92.8 million wireless customers. Higher net customer additions (net additions) in the third quarter and for the first nine months of 2010 were primarily attributable to higher net connected devices additions in both periods. Lower net postpaid additions reflect slowing growth in the industry subscriber base and lower postpaid churn throughout the industry. We expect that net postpaid additions during 2010 will continue to decrease from prior-year levels. We expect revenue growth to continue to shift from voice toward data revenues with increasing penetration rates for integrated devices (which allow Internet access as well as voice) and additional sales of connected (data-centric) devices. During 2010, we have continued to see an increase in gross and net additions related to the sale of integrated devices, including higher activations and upgrades of integrated devices during the third quarter, and the sale of connected devices, such as eReaders, security systems, fleet management and global positioning systems, and we expect continued growth in these product areas.

Average service revenue per user (ARPU) in the third quarter and for the first nine months of 2010, declined 2.3% and 1.3%, reflecting strong growth in connected devices subscribers, which have a lower ARPU compared to ARPU generated by our other customers. Data service ARPU increased 15.3% and 15.5% in the third quarter and for the first nine months of 2010. We expect continued revenue growth from data services, as more customers purchase integrated devices and connected devices, and as we continue to expand our network. Voice and other service ARPU declined 9.7% and 8.0% in the third quarter and for the first nine months of 2010, compared to the same periods in 2009.

ARPU from postpaid customers increased 2.0% in the third quarter and 3.1% for the first nine months of 2010, reflecting usage of more advanced integrated devices by these customers, evidenced by an increase in postpaid data services ARPU of 19.5% in the third quarter and 19.9% for the first nine months of 2010. Of our total postpaid customers, 57.3% now use integrated devices, up from 42.0% a year earlier. The growth in postpaid data services ARPU in the third quarter and for the first nine months of 2010 was partially offset by a 5.5% decrease in the third quarter and a 3.8% decrease for the first nine months of 2010 in postpaid voice and other service ARPU. Postpaid voice and other service ARPU declined due to lower access and airtime charges, roaming revenues and long-distance usage. Continued growth in our family plans (FamilyTalk® plans) customer base, which has lower ARPU than traditional postpaid customers, has also contributed to these declines. We expect continued pressure on voice and other service ARPU.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Churn  The effective management of customer churn (churn rate) is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless customers who cancel service during a period by the total number of wireless customers at the beginning of that period. The churn rate for a quarterly period is equal to the average of the churn rate for each month of that period. Ongoing improvement in our total and postpaid churn rates (at our lowest recorded third-quarter level for total churn and matching our lowest ever third-quarter rate for postpaid) contributed to our net additions in the third quarter and for the first nine months of 2010. These churn rate declines reflect network enhancements and broader coverage, more affordable rate plans and exclusive devices, continued growth in FamilyTalk® plans, and free mobile-to-mobile calling among our wireless customers. Connected devices, which have a generally lower churn rate than that of our other wireless customer categories, also contributed to overall churn improvement due to their increased share of net additions in the third quarter and first nine months of 2010, compared to the same periods in 2009.

Wireless Customer Relationships
The wireless industry continues to mature. Accordingly, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices. To attract and retain customers, we offer a wide variety of service plans in addition to offering a broad handset line. Our postpaid customers typically sign a two-year contract, which includes discounted handsets and early termination fees. We also offer data plans at different price levels, beginning as low as 15 dollars per month, to attract a wide variety of customers and to differentiate us from our competitors. Many of our customers are on FamilyTalk® plans or business plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. As of September 30, 2010, more than 80% of our postpaid subscribers are on FamilyTalk® and/or business discount plans. Such offerings are intended to encourage existing customers to upgrade their current services and/or add connected devices, attract customers from other providers and minimize customer churn. In fact, for the first nine months of 2010, over 60% of our smartphone handsets were purchased by existing AT&T customers.

We offer a large variety of handsets, including at least 18 smartphones (including Apple iPhones, our most popular models) with advanced operating systems from at least 7 manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry, with the continual introduction of new models or significant revisions of existing models. We believe offering a wide variety of handsets reduces dependence on any single product as these products evolve. In addition, offering a number of attractive handsets on an exclusive basis distinguishes us from our competitors. As these exclusivity arrangements end, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our customers by providing incentives not to move to a new carrier. As noted above, more than 80% of our postpaid subscribers are on FamilyTalk® Plans and business discount plans that would involve moving the whole group to a new carrier. Moreover, the vast majority of postpaid subscribers (including FamilyTalk® Plan users) are allowed to accumulate unused minutes (known as rollover minutes), a feature that is currently not offered by other major postpaid carriers in the United States, and users would lose these minutes if they switched carriers. As is common in the industry, most of our phones are designed to work only with our wireless technology, requiring customers who desire to move to a new carrier with a different technology to purchase a new device. In addition, many of our handsets would not work or would lose some functionality if they were used on another carrier’s network that also used GSM technology, requiring the customer to acquire another handset. Although exclusivity arrangements are important to us, such arrangements may not provide a competitive advantage over time, as the industry continues to introduce new devices and services. Also, while the expiration of any of our current exclusivity arrangements could increase churn and reduce postpaid customer additions, we do not expect any such termination to have a material impact on our Wireless segment income, consolidated operating margin or our cash from operations.

Wireless Operating Results
Our Wireless segment operating income margin was 23.1% in the third quarter of 2010, compared to 25.6% for the same period in 2009, but increased to 27.1% for the nine months ended September 30, 2010, compared to 25.8% for the same period in 2009. The lower margin in the third quarter was primarily due to increased equipment costs and commissions related to our increased activations of and upgrades to integrated devices during the period, including a record 5.2 million Apple iPhone activations and upgrades. The higher margin for the nine months ended September 30, 2010, was primarily due to higher data revenues generated by our customers during the year, partially offset by the higher selling costs associated with our integrated device activations and upgrades during the third quarter. While we subsidize the sales prices of various integrated devices, we expect to recover that cost over time from increased usage of the device (especially data usage by the customer).

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $1,303, or 10.5%, in the third quarter and $3,733, or 10.4%, for the first nine months of 2010. The increases for these periods consisted of the following:
•
Data service revenues increased $1,110, or 30.5%, in the third quarter and $2,993, or 29.2%, for the first nine months of 2010. The increases were primarily due to the increased number of subscribers and heavier text and multimedia messaging and Internet access by subscribers using integrated devices, tablets and other data-centric connected devices, such as eReaders and mobile navigation devices. Data service revenues represented 34.8% of our Wireless segment service revenues in the third quarter of 2010, an increase from 29.5% for the same period in 2009.

•
Voice and other service revenues increased $193, or 2.2%, in the third quarter and $740, or 2.9%, for the nine months of 2010. The increases were due to a 13.2% and 11.9% increase in the average number of wireless customers in the third quarter and for the first nine months of 2010, compared to the same periods in 2009, partially offset by declining ARPU for these services.

Equipment revenues increased $250, or 19.9%, in the third quarter and decreased $101, or 2.7%, for the first nine months of 2010. The increase for the quarter was primarily due to sales and upgrades of postpaid integrated devices during the quarter. The year-to-date decrease was due to lower traditional handset sales and increased sales of lower priced integrated devices, substantially offset by third-quarter postpaid integrated device sales and upgrades.

Operations and support expenses increased $1,395, or 16.1%, in the third quarter of 2010 primarily due to the following:
•	Equipment cost increases of $658 and commission expense increases of $210 driven by record integrated device sales and upgrades.
•	Interconnect and network system cost increases of $310 due to higher network traffic and revenue growth.
•	Selling expense increases (other than commissions) of $187, primarily due to increased advertising.
•	Administrative expense increases of $131.

These increases were partially offset by bad debt expense, reseller services and customer service cost decreases, totaling $134.

Operations and support expenses increased $1,826, or 7.3%, for the first nine months of 2010, primarily due to the following:
•	Interconnect, USF and network system cost increases of $822 due to higher network traffic, revenue growth and a USF rate increase.
•	Equipment cost increases of $686 driven by integrated device sales and upgrades during the third quarter.
•	Administrative expense increases of $392.
•	Selling expense increases (other than commissions) of $344, primarily due to increased advertising.

These increases were partially offset by bad debt expense and customer service cost decreases, totaling $314; and long distance and reseller services cost decreases of $132.

Depreciation and amortization expenses increased $150, or 10.1%, in the third quarter and $283, or 6.3%, for the first nine months of 2010. Depreciation expense increased $210, or 19.1%, in the third quarter and $520, or 16.0%, for the first nine months ended September 30, 2010, primarily due to increased capital spending for network upgrades and expansion and depreciation for assets acquired with the Centennial acquisition, partially offset by certain network assets becoming fully depreciated.

Amortization expense decreased $60, or 15.5%, in the third quarter and $237, or 19.0%, for the first nine months primarily due to lower amortization of intangibles for customer lists related to acquisitions, partially offset by an increase in customer lists amortization related to acquisitions.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Segment operating revenues
Voice	$6,973	$7,943	(12.2)%	$21,671	$24,701	(12.3)%
Data	6,928	6,448	7.4	20,407	19,053	7.1
Other	1,374	1,358	1.2	4,014	4,146	(3.2)
Total Segment Operating Revenues	15,275	15,749	(3.0)	46,092	47,900	(3.8)
Segment operating expenses
Operations and support	10,318	10,762	(4.1)	31,324	32,618	(4.0)
Depreciation and amortization	3,118	3,226	(3.3)	9,337	9,594	(2.7)
Total Segment Operating Expenses	13,436	13,988	(3.9)	40,661	42,212	(3.7)
Segment Operating Income	1,839	1,761	4.4	5,431	5,688	(4.5)
Equity in Net Income of Affiliates	2	9	(77.8)	7	16	(56.3)
Segment Income	$1,841	$1,770	4.0%	$5,438	$5,704	(4.7)%

Operating Income and Margin Trends
Our Wireline segment operating income increased $78, or 4.4%, in the third quarter of 2010 and decreased $257, or 4.5%, for the first nine months of 2010. For the third quarter, our Wireline segment operating income margin increased from 11.2% in 2009 to 12.0% in 2010, and for the first nine months decreased from 11.9% in 2009 to 11.8% in 2010. Our operating income continued to be pressured by access line declines as customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. For the third quarter, the increase in income and margin was due to a combination of continued growth in data revenue driven by U-verse growth along with operating expense reductions, which offset voice revenue declines. For the first nine months of 2010, revenue declines exceeded expense declines due to continued lower voice revenue.

Decreases in wireline operating expenses reflect reduced pension/OPEB and other employee-related costs and impacts of continuing cost initiatives.

Operating Results
Voice revenues decreased $970, or 12.2%, in the third quarter and $3,030, or 12.3%, for the first nine months of 2010 primarily due to economic pressures and declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $546, or 11.3%, in the third quarter and $1,748, or 11.6%, for the first nine months of 2010. The decrease was driven primarily by an 11.3% decline in total switched access lines and a decrease in average local voice revenue per user. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $390, or 14.0%, in the third quarter and $1,164, or 13.5%, for the first nine months of 2010. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $316 in the third quarter and $917 for the first nine months of 2010, and declines in the number of our national mass-market customers decreased revenues $77 in the third quarter and $256 for the first nine months of 2010.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Data revenues increased $480, or 7.4%, in the third quarter and $1,354, or 7.1%, for the first nine months of 2010. Data revenues accounted for approximately 44% of wireline operating revenues in 2010 and 40% in 2009. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $633, or 18.9%, in the third quarter and $1,831, or 19.1%, for the first nine months of 2010 primarily driven by U-verse expansion and growth in IP-based strategic business services that include virtual private networks (VPN), and application services. U-verse video revenues increased $290 in the third quarter and $918 for the first nine months of 2010, and strategic business service revenues increased $161 in the third quarter and $462 for the first nine months of 2010. Broadband high speed Internet access increased IP data revenues $129 in the third quarter and $325 for the first nine months of 2010. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Packet switched data services revenue, which include frame relay and asynchronous transfer mode services, decreased $105, or 21.6%, in the third quarter and $331, or 21.4%, for the first nine months of 2010. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Other operating revenues increased $16, or 1.2%, in the third quarter and decreased $132, or 3.2%, for the first nine months of 2010, reflecting current economic conditions. Integration services and customer premises equipment, government-related services and outsourcing account for more than 60% of total other revenue for all periods. Revenues from outsourcing and government-related services increased by $68 in the third quarter and $90 for the first nine months of 2010. Partially offsetting the increases were declines in revenues from customer premises equipment and satellite television services, which decreased $44 in the third quarter and $202 for the first nine months of 2010.

Operations and support decreased $444, or 4.1%, in the third quarter and $1,294, or 4.0%, for the first nine months of 2010. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, information technology and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The third quarter decrease was primarily due to the following:
•	Pension/OPEB and other employee-related expense of $319.
•	Traffic compensation of $125.
•	Contract services of $52.
•	Bad debt expense of $42, due to lower business revenue and improvements in cash collections.

These decreases were partially offset by increased cost of sales, primarily U-verse related expenses of $73.

The year-to-date decrease was primarily due to the following:
•	Pension/OPEB and other employee-related expense of $1,049.
•	Traffic compensation of $275.
•	Contract services of $225.
•	Bad debt expense of $198, due to lower business revenue and improvements in cash collections.

These decreases were partially offset by increased cost of sales, primarily U-verse related expenses of $250.

Depreciation and amortization expenses decreased $108, or 3.3%, in the third quarter and $257, or 2.7%, for the first nine months. The third-quarter and year-to-date decrease was primarily related to lower amortization of intangibles for customer lists associated with acquisitions.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at September 30, 2010 and 2009 are shown below, and trends are addressed throughout this segment discussion.

(in 000s)
	September 30,	September 30,	Percent
	2010	2009	Change
Switched Access Lines1
Retail Consumer	23,414	27,363	(14.4)%
Retail Business2	19,089	20,675	(7.7)
Retail Subtotal2	42,503	48,038	(11.5)
Percent of total switched access lines	94.2%	94.5%

Wholesale Subtotal2	2,538	2,703	(6.1)
Percent of total switched access lines	5.6%	5.3%

Payphone (Retail and Wholesale)3	67	92	(27.2)
Percent of total switched access lines	0.2%	0.2%

Total Switched Access Lines7	45,108	50,833	(11.3)%

Total Retail Consumer Voice Connections6	24,908	28,098	(11.4)%

Total Wireline Broadband Connections4	16,100	15,638	3.0%

Satellite service5	1,994	2,195	(9.2)%
U-verse video	2,741	1,817	50.9
Video Connections	4,735	4,012	18.0%
1  Represents access lines served by AT&T’s ILECs and affiliates.
2  Prior-period amounts restated to conform to current-period reporting methodology.
3	Revenue from retail payphone lines is reported in the Other segment. We are in the process of ending our retail payphone operations.
4	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
5  Satellite service includes connections under our agency and resale agreements.
6  Includes consumer U-verse Voice over IP connections of 1,494 at September 30, 2010.
7	At September 30, 2010, total switched access lines include 1,706 retail business and 98 wholesale lines that are used solely by AT&T or our subsidiaries.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

Advertising Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change
Total Segment Operating Revenues	$961	$1,162	(17.3)%	$3,009	$3,622	(16.9)%
Segment operating expenses
Operations and support	640	686	(6.7)	1,988	2,113	(5.9)
Depreciation and amortization	123	159	(22.6)	393	501	(21.6)
Total Segment Operating Expenses	763	845	(9.7)	2,381	2,614	(8.9)
Segment Income	$198	$317	(37.5)%	$628	$1,008	(37.7)%

Operating Results
Our advertising solutions operating income margin was 20.6% in the third quarter of 2010, compared to 27.3% in the third quarter of 2009, and 20.9% for the first nine months of 2010, compared to 27.8% for the first nine months of 2009. The declines are primarily attributable to decreased print advertising revenues.

Operating revenues decreased $201, or 17.3%, in the third quarter and $613, or 16.9%, for the first nine months of 2010, largely driven by continued declines in print revenue of $207 in the third quarter and $663 for the first nine months as customers reduced or eliminated print ad purchases due to the slow economy. These decreases were partially offset by increased interactive revenue of $13 in the third quarter and $59 for the first nine months as customers purchased more electronic advertising.

Operating expenses decreased $82, or 9.7%, in the third quarter and $233, or 8.9%, for the first nine months of 2010, largely driven by decreased amortization of $34 in the third quarter and $102 for the first nine months, resulting from use of an accelerated method of amortization for the customer lists. Further contributing to the decline were decreases in print product related expenses of $50 in the third quarter and $114 in the first nine months.

Other
Segment Results
	Third Quarter			Nine-Month Period
	2010	2009	Percent Change	2010	2009	Percent Change

Total Segment Operating Revenues	$165	$196	(15.8)%	$499	$596	(16.3)%
Total Segment Operating Expenses	238	394	(39.6)	731	915	(20.1)
Segment Operating Loss	(73)	(198)	63.1	(232)	(319)	27.3
Equity in Net Income of Affiliates	221	172	28.5	608	532	14.3
Segment Income (Loss)	$148	$(26)	-	$376	$213	76.5%

Our Other segment consists primarily of customer information services (primarily operator services), corporate and other operations. In the second quarter of 2010, Sterling was moved to discontinued operations. The Other segment results for all periods shown have been restated to exclude the results of Sterling.

Segment operating revenues decreased $31, or 15.8%, in the third quarter and $97, or 16.3%, for the first nine months of 2010 primarily due to reduced revenues from our operator services.

Segment operating expenses decreased $156, or 39.6%, in the third quarter and $184, or 20.1%, for the first nine months of 2010. The third-quarter and year-to-date change was primarily due to decreased operator services expense and 2009 severance charges.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
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

	Third Quarter		Nine-Month Period
	2010	2009	2010	2009
América Móvil	$171	$125	$454	$383
Telmex	50	34	121	100
Telmex Internacional	-	14	34	51
Other	-	(1)	(1)	(2)
Other Segment Equity in Net Income of Affiliates	$221	$172	$608	$532

Equity in net income of affiliates increased $49, or 28.5%, in the third quarter and $76, or 14.3%, for the first nine months of 2010. The third-quarter and year-to-date results were primarily due to improved results at América Móvil, and favorable currency exchange rates at América Móvil and Telmex. In January 2010, América Móvil announced a tender offer for 100% of the equity of Carso Global Telecom, S.A.B. de C.V. (CGT), a holding company that owned 59.4% of Telmex and 60.7% of Telmex Internacional, in exchange for América Móvil L Shares; and an offer for Telmex Internacional shares not owned by CGT, for cash or América Móvil L shares, at the election of the shareholders. In June 2010, we tendered all of our shares in Telmex Internacional for América Móvil L shares at the offered exchange rate of 0.373, which resulted in a pre-tax gain of $647. The exchange was accounted for at fair value, and the América Móvil shares were recorded at $1,586. In addition, we paid $202 to purchase additional shares of América Móvil L stock to retain our ownership percentage that existed before the exchange.

OTHER BUSINESS MATTERS

U-verse Services  We are continuing to expand our deployment of U-verse High Speed Internet and TV services. As of September 30, 2010, we have passed more than 26 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 74 percent of those units. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

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

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the United States Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals, and this appeal remains pending.

Management believes this appeal is without merit and intends to continue to defend these matters vigorously.

Universal Service Fees Litigation  On October 22, 2010, our wireless subsidiary was served with a purported class action in Circuit Court, Cole County, Missouri (MBA Surety Agency, Inc. v. AT&T Mobility, LLC), in which the plaintiffs contend that we violated the FCC’s rules by collecting universal service fees on certain services not subject to such fees, including internet access service provided over wireless handsets commonly called “smartphones” and wireless data cards, as well as collecting certain other state and local fees. Plaintiffs define the class as all persons who from April 1, 2003 until the present had a contractual relationship with us for internet access through a smartphone or a wireless data card. Plaintiffs seek an unspecified amount of damages as well as injunctive relief. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely.

Labor Contracts  On August 19, 2010, we and the Communications Workers of America announced a tentative agreement covering approximately 4,000 core wireline employees in Connecticut, subject to ratification by covered employees. This agreement was ratified on September 7, 2010, and all core wireline employees are now covered by new labor contracts. The agreement provides for a three-year term (retroactive to April 2009) and, for a vast majority of those covered employees, a 3% base salary increase in years one and two, a wage increase in year three of 2.75% and resulting pension increases for most employees. For the wage increase there is a potential cost-of-living increase based on the consumer price index for the third year. This agreement also provides for continued health care coverage with reasonable increases in cost sharing.

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

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

The current Commission appears to be more open than the prior Commission to maintaining or expanding regulatory requirements on entities subject to its jurisdiction. In addition, Congress, the President and the FCC all have declared a national policy objective of ensuring that all Americans have access to broadband technologies and services. In 2009, Congress charged the FCC with developing a National Broadband Plan, which the FCC delivered to Congress in March 2010. The Plan is broad in scope and proposes a detailed strategy for expanding deployment and adoption of broadband facilities and services. It contains a series of recommendations for future action by the FCC, Congress and other governmental agencies, including dozens of rulemaking proceedings at the FCC. The proceedings will affect all segments of the communications industry and may encompass proposed rules and policies relating to universal service support, intercarrier compensation, unbundling of broadband facilities/services, data roaming and regulation of special access services and other high capacity services as well as a variety of other areas that could have an impact on AT&T’s operations and revenues. The FCC has yet to implement most of the recommendations of the National Broadband Plan, and we cannot at this point quantify the impact, if any, the Plan will have on our business.

Our wireless operations are subject to robust competition but are likewise subject to significant governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC has recognized the importance of providing carriers with access to adequate spectrum to permit continued wireless growth and has begun investigating how to develop policies to promote that goal. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, an increasing number of states are attempting to regulate or legislate various aspects of wireless services, such as in the area of consumer protection. The FCC, as well, is increasingly focusing on consumer protection. For example, on October 14, 2010, the FCC adopted a Notice of Proposed Rulemaking (NPRM) proposing that wireless providers give customers notice when customers are approaching usage limits in their service plan or when they are about to incur international roaming charges.

Net Neutrality  In 2009, the FCC adopted a NPRM seeking comment on six proposed “net neutrality” rules that are intended to preserve the “free and open Internet.” The proposed rules apply to providers of “broadband Internet access service” and state that, subject to “reasonable network management,” such a provider:

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

In April 2010, the D.C. Circuit vacated the FCC’s 2008 Comcast Order, in which the FCC concluded that Comcast unlawfully had interfered with its cable modem customers’ use of certain peer-to-peer applications, in violation of the FCC’s net neutrality principles. The court found that the FCC failed to show it had authority to enforce those principles against Comcast. Following the decision, the FCC issued the broadband reclassification Notice of Inquiry described in the following.

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

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $3,246 in cash and cash equivalents available at September 30, 2010. Cash and cash equivalents included cash of $332 and money market funds and other cash equivalents of $2,914. In the first nine months of 2010, cash inflows were primarily provided by cash receipts from operations, the issuance of long-term debt and the sale of Sterling and other assets. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, acquisitions and the repayment of debt, including a premium on our September 2010 debt exchange. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2010, cash provided by operating activities was $25,350, which is comparable to $25,444 for the first nine months of 2009.

In September 2010, we reached a settlement with the IRS on the calculation of the tax basis of certain assets relating to a restructuring of our wireless operations. The allowed amortization deductions on these settlement-related assets are expected to cover a 15-year period, which began in 2008. As a result of this settlement, we will pay approximately $300 to the IRS during the fourth quarter of 2010, representing the tax effect of disallowed deductions taken on our federal income tax returns in 2008 and 2009. We also decreased our net tax liabilities approximately $8,300 and expect to recognize the cash flow impacts of the settlement over a 15-year period, which began in 2008. The effect of the change to our net tax liabilities was recognized through our income statement in the third quarter of 2010 as a reduction in income tax expense.

Cash Used in or Provided by Investing Activities
For the first nine months of 2010, cash used in investing activities consisted primarily of:
•	$13,170 for capital expenditures.
•	$577 for interest during construction.
•	$2,372 cash paid for the acquisition of wireless assets from Verizon.
•	$243 for the acquisition of wireless spectrum and other assets.
•
$437 of net sales and purchase activity, which includes $350 for purchases of various investments held in our Rabbi Trusts, and $202 for the purchase of América Móvil shares, slightly offset by cash inflows of $115 related to the sale of various investments.

For the first nine months of 2010, cash provided by investing activities included $1,410 related to the sale of Sterling, $273 from the sale of certain wireless assets that was a condition to our acquisition of Centennial and $138 from the sale of other nonstrategic assets.

Our capital expenditures are primarily for our wireless and wireline networks and support systems for our communications services. Capital spending, excluding interest during construction in our Wireless segment, represented 41% of our total spending and increased 62% for the first nine months. Wireless expenditures were used for network capacity expansion, integration and upgrades to our Universal Mobile Telecommunications System/High-Speed Packet Access network and the initial deployment of long-term evolution (4G) equipment for trials. The Wireline segment represented 59% of the total capital expenditures, excluding interest during construction. Wireline capital expenditures increased 1% in the first nine months.

AT&T INC.
SEPTEMBER 30, 2010

Item 2. Management's Discussion and Analysis of Finacial Condition and Results of Operation-Continued
Dollars in millions except per share amounts

We continue to expect that our capital expenditures during 2010 will be in the range of $18,000 to $19,000, assuming that the regulatory environment remains favorable for investment. We continue to expect to fund 2010 capital expenditures for our Wireless and Wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
For the first nine months of 2010, we funded our financing activities primarily through cash from operations and the proceeds of $2,235 from our July issuance of $2,250 of 2.50% global notes due in 2015. Our financing activities primarily consisted of the payment of dividends and the repayment of long-term debt.

We paid dividends of $7,436 during the first nine months of 2010, compared with $7,252 for the first nine months of 2009. The 2.5% increase was primarily due to the increase in the quarterly dividend approved by our Board of Directors in December 2009. Dividends declared by our Board of Directors totaled $0.42 per share in the third quarter of 2010 and $0.41 per share in the third quarter of 2009. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2010, we had $6,426 of debt maturing within one year, which included $6,394 of long-term debt maturities and $32 of other short-term borrowings. Debt maturing within one year includes $1,000 of annual put reset securities issued by BellSouth Corporation that may be put back to us by the holders each April until maturity in 2021.

During the first nine months of 2010, we repaid $4,686 of long-term debt with a weighted-average interest rate of 2.31%. Additionally, during September we completed a debt exchange in which we settled a private offer to exchange any and all of the outstanding 8.75% senior notes of New Cingular Wireless Services, Inc. due 2031 and, subject to pro-ration, the outstanding 8.00% senior notes of AT&T Corp. due 2031, for a new series of AT&T notes and a cash premium. As a result of this transaction, $1,362 of the 8.75% notes and $1,537 of the 8.00% notes were exchanged for $3,500 of new 5.35% AT&T notes due in 2040 and $594 of cash, plus accrued interest.

At September 30, 2010, our debt ratio was 37.8%, compared to 42.1% at September 30, 2009, and 41.3% at December 31, 2009. The decreased debt ratio at September 30, 2010 is primarily due to increased stockholders’ equity resulting from our recognition of the third-quarter 2010 tax settlement of $8,300, thereby increasing net income and retained earnings. The decreased debt ratio from a year ago reflects a decrease of $3,698 in debt and an increase of $13,292 in stockholders’ equity. The decreased debt ratio from December 31, 2009 reflects a decrease of $3,115 in debt and an increase of $10,972 in stockholders’ equity.

We have a $9,465 credit agreement with a syndicate of investment and commercial banks, which we have the right to increase up to an additional $2,535, provided no event of default under the credit agreement has occurred. The current agreement will expire in July 2011. We also have the right to terminate, in whole or in part, amounts committed by the lenders under this agreement in excess of any outstanding advances; however, any such terminated commitments may not be reinstated. Advances under this agreement may be used for general corporate purposes, including support of commercial paper borrowings and other short-term borrowings. We must maintain a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. We comply with all covenants under the agreement. At September 30, 2010, we had no borrowings outstanding under this agreement.

AT&T INC.
SEPTEMBER 30, 2010

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2010, we had interest rate swaps with a notional value of $11,250 and a fair value of $681.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(497) at September 30, 2010. We have rate locks with a notional value of $3,400 and a net fair value of $(506) and foreign exchange contracts with a notional value of $233 and a net fair value of $3 at September 30, 2010.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2010.

AT&T INC.
SEPTEMBER 30, 2010

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates and adverse medical cost trends and unfavorable health care legislation and regulations.

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
•
The impact on our networks and business from major equipment failures, our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers, severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

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
SEPTEMBER 30, 2010

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2010, there were no such material developments.

AT&T INC.
SEPTEMBER 30, 2010

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10a	2005 Supplemental Employee Retirement Plan, as amended and restated September 24, 2010
10b	AT&T Health Plan, as amended and restated September 23, 2010
10c	Administrative Plan, as amended and restated September 23, 2010
10d	AT&T Inc. Change in Control Severance Plan, as amended and restated September 23, 2010
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

November 4, 2010                                                                           /s/ Richard G. Linder .
Richard G. Lindner
Senior Executive Vice President
   and Chief Financial Officer