Form 10-K
period 2010-12-31
AT&T INC.
filed 2011-03-01
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

Based on the closing price of $24.19 per share on June 30, 2010, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $142.9 billion.

At January 31, 2011, common shares outstanding were 5,911,433,420.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2011 Annual Meeting and Proxy Statement dated on or about March 11, 2011 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

7.00% AT&T Inc.	New York Stock Exchange
Global Notes due April 30, 2040

6.375% AT&T Inc.	New York Stock Exchange
Senior Notes due February 15, 2056

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas, Texas, 75202 (telephone number 210-821-4105). We maintain an Internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

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

Scope
We are a leading providers of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking, wholesale services and directory advertising and publishing. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:

•	wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through roaming agreements, in a substantial number of foreign countries.
•
wireline subsidiaries provide primarily landline voice and data communication services, AT&T U-VerseSM TV, high-speed broadband and voice services (U-Verse) and managed networking to business customers.

•	advertising solutions subsidiaries publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.
•	other subsidiaries provide results from customer information services and all corporate and other operations.

Our local exchange subsidiaries operate as the ILEC in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). Our local exchange subsidiaries are subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation is contained under the heading “Government Regulation” and in the Annual Report under the heading “Operating Environment and Trends of the Business,” and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, our services offerings now combine our traditional wireline and wireless services. We make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2011, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary.

We cover most major metropolitan areas of the U.S. with our Universal Mobile Telecommunications System/ High-Speed Downlink Packet Access (HSPA) and HSPA+ network technology, with HSPA+ providing 4G speeds when combined with our upgraded backhaul. Our network provides superior speeds for data and video services, as well as operating efficiencies, using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as Global System for Mobile Communication, General Packet Radio Services and Enhanced Data Rates for GSM Evolution for data communications. We have also begun transitioning our network to more advanced Long-Term Evolution (LTE) technology. We continue to expand the number of locations, including airports and cafés, where customers can access broadband Internet connections using wireless fidelity (local radio frequency commonly referred as Wi-Fi) wireless technology.

As of December 31, 2010, we served 95.5 million wireless customers and were a leading provider of mobile wireless voice and data communications services in the U.S. As the wireless industry continues to mature, our future wireless growth will increasingly depend on our ability to offer integrated handsets and other innovative devices (such as tablets and eReaders) and innovative services that will encourage existing customers to upgrade their services and will attract customers from other providers, as well as on our ability to minimize turnover of our existing customer base (customer churn). We intend to accomplish these goals by continuing to expand our network coverage and improve our network quality and expand our mobile device offerings. Our ability to maintain and expand network service enhancements and product launches may not occur as scheduled or at the cost expected due to many factors, including delays in determining equipment and handset operating standards, supplier delays, increases in network equipment and handset component costs, regulatory permitting delays for tower sites or enhancements, or labor-related delays. The effective management of customer churn is critical to our ability to maximize revenue growth and to maintain and improve our operating margins.

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

U-verse Services  We are continuing to expand our deployment of U-verse High Speed Internet and TV services. As of December 31, 2010, we have passed more than 27.3 million living units (constructed housing units as well as platted housing lots) and are marketing the services to almost 77 percent of those units. Our rate of expansion will be slowed if we cannot obtain all required local building permits in a timely fashion. We also continue to work with our vendors on improving, in a timely manner, the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

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

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. We make our capital allocations decisions primarily based on the network (wireless or wireline) providing services. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. We have four reportable segments: (1) Wireless; (2) Wireline; (3) Advertising Solutions; and (4) Other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 33 through 40 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer customers. Our Wireless segment provided approximately 47% of 2010 total segment operating revenues and 67% of our 2010 total segment income. At December 31, 2010, we had more than 95 million wireless subscribers. We classify our customers as either postpaid, prepaid, connected device or reseller.

Services and Products
We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans, including postpaid and prepaid service plans. Our offerings are tailored to meet the communications needs of targeted customer segments, including youth, family, active professionals, small businesses, government and major national corporate accounts.

Service – Our voice service is generally offered on a contract basis for one- or two-year periods, referred to as postpaid. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. We offer prepaid voice service to meet the demands of distinct consumer segments, such as the youth market, families and small business customers, who prefer to control usage or pay in advance.

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices. We are also seeing rapid growth in demand for new data-centric devices such as notebooks, tablets, eReaders, direction and navigation aids and monitoring devices. Customers in our “connected device” category (e.g., users of eReaders and navigation aids) purchase those devices from third-party suppliers which buy data access supported by our network. Other data-centric device users are classified as either postpaid customers (primarily netbook and notebook users) or prepaid customers (primarily tablet users) since they purchase service directly from us. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. As of December 31, 2010, we were a leading provider of wireless data in the U.S. wireless industry based on subscribers.

AT&T Inc.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (i.e., notebooks and tablets) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores or through agents or third-party retail stores. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and other third-party distributors for resale. Like other wireless service providers, we often provide postpaid contract subscribers substantial equipment subsidies to initiate or upgrade service.

Additional information on our Wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 42 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 49% of 2010 segment operating revenues and 34% of our 2010 total segment income. We divide our wireline services into three product-based categories: voice, data and other. Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other Internet-based providers. In addition, the continuing weak economy has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2011.

Services and Products

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2010, our wireline subsidiaries served approximately 23 million retail consumer access lines, 19 million retail business access lines and 2 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Data –  We provide data services that rely on IP-based technology and data services that rely on older, circuit-based technology. Approximately 70 percent of our data customers have transitioned from using our circuit-based services to using our IP-based services and we expect that trend to continue. We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new multi-protocol label switching/asynchronous transfer mode, or MPLS/ATM network, to supplement, and eventually replace, our other extensive global networks. These products allow us to provide highly complex global data networks. Additional IP-based services include Internet access and network integration, dedicated Internet and enterprise networking services, U-verse services and related data equipment sales.

Our circuit-based, traditional data products include switched and dedicated transport that allow business customers to transport data at high speeds, as well as DSL and dial-up Internet access. Our private line offering uses high-capacity digital circuits to transmit from point-to-point in multiple configurations and allows customers to create internal data networks and to access external data networks. Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or an office local area network. Digital Services use dedicated digital circuits to transmit digital data at various high rates of speed.

AT&T Inc.

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses including basic dial-up access service, dedicated access, web hosting, managed services, e-mail and high-speed access services. Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications.

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

We also offer Wi-Fi services (local radio frequency commonly known as wireless fidelity).

We provide local, interstate and international wholesale networking capacity to other service providers. We offer a combination of high-volume transmission capacity and conventional dedicated line services on a regional, national and international basis to wireless carriers, interexchange carriers, Internet service providers (ISPs) and facility-based and switchless resellers. Our wholesale customers are primarily large ISPs, wireless carriers, competitive local exchange carriers (CLECs), regional phone companies, interexchange carriers, cable companies and systems integrators. We also have sold dedicated network capacity through indefeasible rights-of-use agreements under which capacity is furnished for contract terms as long as 25 years.

Other – Other includes application management, security service, integration services, customer premises equipment, outsourcing, government-related services, and satellite video services. Security services include business continuity and disaster recovery services as well as premise and network based security products.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital PBX systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

ADVERTISING SOLUTIONS
Advertising Solutions includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. The Advertising Solutions segment provided approximately 3% of total segment operating revenues and 4% of our 2010 total segment income. This segment sells advertising services throughout the United States, with our print directory operations primarily covering our 22-state area.

OTHER
Our Other segment includes customer information services (i.e., operator services) and corporate and other operations, as well as impacts from corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on pension and postretirement benefits. The Other segment provided approximately 1% of total segment operating revenues. In 2010, segment operating expense exceeded revenues. We also include in this segment the equity income (loss) from our investments in Telmex and America Movil. In August 2010, we sold Sterling Commerce Inc. (Sterling). The Other segment results for all periods shown have been adjusted to exclude the results of Sterling, which are now reflected in discontinued operations.

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total
	Consolidated Operating Revenues
	2010	2009	2008
Wireless Segment
Wireless service	43%	40%	36%
Wireline Segment
Voice	23%	26%	30%
Data	22%	21%	20%

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

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

AT&T Inc.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2010, 2009 or 2008.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 43, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. The majority of the development activities are performed by AT&T Services. The developers within AT&T Services work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $1,345 in 2010, $986 in 2009 and $832 million in 2008.

EMPLOYEES

As of January 31, 2011, we employed approximately 265,410 persons. Approximately 58 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions.

In February 2010, the Company and the Communications Workers of America (CWA) announced a tentative agreement covering approximately 30,000 core wireline employees in the nine-state former BellSouth region, subject to ratification by those covered employees. This agreement was ratified in March 2010. In September 2010, approximately 4,000 core wireline employees in the Company’s east region also ratified a tentative agreement previously announced by the Company and the CWA. All core wireline employees are now covered by agreements reached since prior labor agreements expired during 2009.

At December 31, 2010, we had approximately 340,000 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 55 through 57 which is incorporated herein by reference pursuant to General Instruction G(2).

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates and adverse medical cost trends and unfavorable healthcare legislation and regulations.

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

•	The extent of competition and the resulting pressure on customer and access line totals and wireline and wireless operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition in our wireless and wireline markets.
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
•
Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, which may require significant amounts of cash or stock, to respond to competition and regulatory, legislative and technological developments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2010, approximately 83% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 17% was owned by our wireless subsidiaries. Central office equipment represented 33%; network access lines represented approximately 31% of our telephone plant; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 19%; land, building and communications towers represented 11%; and other miscellaneous property represented 6%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the Annual Report under the headings “Retiree Phone Concession Litigation”, “NSA Litigation” and “Universal Service Fees Litigation” on pages 47 through 48, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We are required to discuss one of these proceedings in our Forms 10-Q and 10-K, this proceeding is listed below because each could result in monetary sanctions (exclusive of interest and costs) of one hundred thousand dollars or more. However, we do not believe that any of them currently pending will have a material adverse effect on our results of operations.

(a) The U.S. Environmental Protection Agency (EPA) is seeking civil penalties from AT&T Mobility in connection with alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. The EPA’s allegations include noncompliance with requirements to obtain air emission permits for generators and to prepare spill prevention plans for fuel storage tanks. We expect to settle those allegations on terms that would include civil penalties in the range of $1 to $3 million dollars.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of January 18 , 2011)

Name	Age	Position	Held Since

Randall L. Stephenson	50	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	55	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	58	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	53	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	59	President and Chief Executive Officer, AT&T Mobility and Consumer Markets	10/2008
Richard G. Lindner	56	Senior Executive Vice President and Chief Financial Officer	5/2004
Forrest E. Miller	58	Group President – Corporate Strategy and Development	6/2007
John T. Stankey	48	President and Chief Executive Officer, AT&T Business Solutions	9/2010
Wayne Watts	57	Senior Executive Vice President and General Counsel	6/2007
Rayford Wilkins, Jr.	59	Chief Executive Officer – AT&T Diversified Businesses	10/2008

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2010 and 2009 was 1,372,019 and 1,454,030. The number of stockholders of record as of February 18, 2011, was 1,363,473. We declared dividends, on a quarterly basis, totaling $1.69 per share in 2010 and $1.65 per share in 2009.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 95, “Selected Financial and Operating Data” on page 30,  and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 30, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the Annual Report on pages 31 through 58, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on pages 52 through 53, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 59 through 95, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2010.

AT&T Inc.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

 (b)  Attestation Report of the Registered Public Accounting Firm
The registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 98, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2011 (Proxy Statement) under the heading “Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Chico, Kelly and Madonna and Ms. Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

Information required by Item 201(d) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Equity Compensation Plan Information.”

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

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of the report:

Page
(1)	Report of Independent Registered Public Accounting Firm	*
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
	Consolidated Statements of Income	*
	Consolidated Balance Sheets	*
	Consolidated Statements of Cash Flows	*
	Consolidated Statements of Changes in Stockholders’ Equity	*
	Notes to Consolidated Financial Statements	*

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010. (See Part II.)

		Page
(2)	Financial Statement Schedules:
	II - Valuation and Qualifying Accounts	20

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

AT&T Inc.

4-a
Certificate of Designations for Perpetual Cumulative Preferred Stock of SBC Communications Inc., filed with the Secretary of State of the State of Delaware on November 18, 2005. (Contained in Restated Certificate of Incorporation filed as Exhibit 3-a.)

4-b
No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-c, 4-d, 4-e, 4-f, 4-g, 4-h and 4-i below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

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

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 8-K dated December 16, 2005.)

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4.3 to Form 8-K dated December 29, 2006.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4.1 to Form 8-K dated December 29, 2006.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2008.)

4-i	Registration Rights Agreement. (Exhibit 4.3 to Form 8-K dated September 2, 2010.)

10-a	Short Term Incentive Plan, dated November 18, 2005. (Exhibit 10-a to Form 10-K for 2008.)

10-b	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-c	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-c to Form 10-K for 2008.)

10-d	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2008.)

10-e	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2008.)

10-f	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-g to Form 10-K for 2006.)

10-h	AT&T Inc. Health Plan, amended and restated effective January 1, 2011.

10-i	Retirement Plan for Non-Employee Directors. (Exhibit 10-i to Form 10-K for 2007.)

10-j	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-j to Form 10-K for 2007.)

10-k	Administrative Plan, amended and restated effective January 1, 2011.

AT&T Inc.

10-l	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2006.)

10-m	Pacific Telesis Group Supplemental Cash Balance Plan, amended as of July 1, 1996. (Exhibit 10-lll to Form 10-K for 2007.)

10-n	1996 Stock and Incentive Plan, dated November 2, 2002. (Exhibit 10-n to Form 10-K for 2008.)

10-o	Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-f to Form 10-Q filed for June 30, 2008.)

10-p	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10-p to Form 10-K for 2007.)

10-p(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-p(i) to Form10-K for 2007.)

10-q	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10-q to Form 10-K for 2007.)

10-r	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10-r to Form 10-K for 2007.)

10-r(i) Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-r(i) to Form 10-K for 2007.)

10-s	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-s to Form 10-K for 2007.)

10-t	2001 Incentive Plan, dated November 18, 2005. (Exhibit 10-t to Form 10-K for 2008.)

10-u	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, amended November 20, 2008. (Exhibit 10-u to Form 10-K for 2008.)

10-v	AT&T Inc. Change in Control Severance Plan, amended and restated effective January 1, 2011.

10-w	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-w to Form 10-K for 2008.)

10-x	Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-e to Form 10-Q filed for June 30, 2008.)

10-y	Communications Concession Program for Directors, amended and restated November 2009. (Exhibit 10-y to Form 10-K for 2009.)

10-z	Pacific Telesis Group Executive Deferral Plan, amended November 20, 2008. (Exhibit 10-z to Form 10-K for 2008.)

10-aa	Four Year Credit Agreement dated December 20, 2010. (Exhibit 10-a to Form 8-K dated December 20, 2010.)

10-bb	Stock Purchase and Deferral Plan, amended and restated June 24, 2010. (Exhibit 10-b to Form 10-Q filed for June 30, 2010.)

10-cc	Cash Deferral Plan, amended and restated June 24, 2010. (Exhibit 10-a to Form 10-Q filed for June 30, 2010.)

10-dd
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

AT&T Inc.

10-ee	2005 Supplemental Employee Retirement Plan, amended and restated September 24, 2010. (Exhibit 10-a to Form 10-Q filed for September 30, 2010.)

10-ff	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-gg to Form 10-K for 2005.)

10-gg	AT&T Corp. 2004 Long Term Incentive Program. (Exhibit 10-hh to Form 10-K for 2005.)

10-hh
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-hh to Form 10-K for 2008.)

10-ii	2006 Incentive Plan, amended and restated effective through January 28, 2010. (Exhibit 10-c to Form 10-Q filed for June 30, 2010.)

10-jj	Pension Benefit Makeup Plan #1, amended and restated December 31, 2010 – 08.

10-kk	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008. (Exhibit 10-kk to Form 10-K for 2007.)

10-ll	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ll to Form 10-K for 2006.)

10-mm	BellSouth Officer Compensation Deferral Plan, amended January 1, 2005. (Exhibit 10-mm to Form 10-K for 2009.)

10-nn	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-nn to Form 10-K for 2006.)

10-oo	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-a to Form 10-Q for September 30, 2007.)

10-pp	BellSouth Corporation Stock Plan, dated April 24, 1995. (Exhibit 10-pp to Form 10-K for 2006.)

10-qq	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

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

10-tt
BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-tt to Form 10-K for 2009.)

AT&T Inc.

10-uu	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-u to Form 10-K for 2006.)

10-vv	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992. (Exhibit 10-vv to Form 10-K for 2006.)

10-vv(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997. (Exhibit 10-vv(i) to Form 10-K for 2006.)

10-vv(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002. (Exhibit 10-vv(ii) to Form 10-K for 2006.)

10-ww	AT&T Management Relocation Plan. (Exhibit 10-b to Form 10-Q for June 30, 2007.)

10-ww(i) Amendment to AT&T Management Relocation Plan, dated November 20, 2008. (Exhibit 10-ww to Form 10-Q filed for March 31, 2009.)

10-xx	AT&T Corp, Senior Management Long Term Disability and Survivor Protection Plan, amended December 31, 2008. (Exhibit 10-xx to Form 10-K for 2008.)

10-yy	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-yy to Form 10-K for 2007.)

10-zz	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated effective January 1, 2010. (Exhibit10-gto Form 10-Q filed for June 30, 2009.)

10-aaa	BellSouth Supplemental Life Insurance Plan, amended and restated November 1, 2009. (Exhibit 10-aaa to Form 10-K for 2009.)

10-bbb	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005. (Exhibit 10-bbb to Form 10-K for 2007.)

10-ccc	Cingular Wireless BLS Executive Transition Benefit Plan. (Exhibit 10-ccc to Form 10-K for 2007.)

10-ddd	Cingular Wireless SBC Executive Transition Benefit Plan. (Exhibit 10-ddd to Form 10-K for 2007.)

10-eee	BellSouth Nonqualified Deferred Income Plan, as amended and restated effective January 1, 2005. (Exhibit 10-eee to Form 10-K for 2008.)

10-fff	AT&T Mobility 2005 Cash Deferral Plan. (Exhibit 10-fff to Form 10-K for 2007.)

10-ggg	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-ggg to Form 10-K for 2008.)

10-hhh	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-hhh to Form 10-K for 2008.)

10-iii	BellSouth Split-Dollar Life Insurance Plan, as amended December 31, 2008, and restated effective January 1, 2005. (Exhibit 10-iii to Form 10-K for 2008.)

10-jjj	Form of Non-Disclosure and Non-Solicitation Agreement. (Exhibit 10-jjj to Form 10-K for 2009.)

10-kkk	2011 Incentive Plan.

10-lll	364 Day Credit Agreement dated December 20, 2010. (Exhibit 10-b to Form 8-K dated December 20, 2010.)

12	Computation of Ratios of Earnings to Fixed Charges.

AT&T Inc.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2010. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

18	Letter regarding change in accounting principles.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
                                      31.1  Certification of Principal Executive Officer
                                      31.2  Certification of Principal Financial Officer

32	Section 1350 Certification

99	Supplemental Interim Financial Information.

   101             XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2010	$1,202	1,334	(28)	-	1,551	$957
Year 2009	$1,268	1,762	29	2	1,859	$1,202
Year 2008	$1,360	1,795	921	-	2,808	$1,268

______________________

(a)	Excludes direct charges and credits to expense on the consolidated statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2011.

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

Principal Financial and Accounting Officer:
Richard G. Lindner
Senior Executive Vice President
and Chief Financial Officer

/s/ Richard G. Lindner
Richard G. Lindner, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

February 28, 2011

Directors:
Randall L. Stephenson*	Lynn M. Martin*
Gilbert F. Amelio*	John B. McCoy*
Reuben V. Anderson*	Joyce M. Roché*
James H. Blanchard*	Matthew K. Rose*
Jaime Chico Pardo*	Laura D’Andrea Tyson*
James P. Kelly*	Patricia P. Upton*
Jon C. Madonna*

* by power of attorney