Form 10-Q
period 2011-03-31
AT&T INC.
filed 2011-05-06
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes [  ]  No [X]

At April 29, 2011, there were 5,922 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.

CONSOLIDATED STATEMENTS OF INCOME

Dollars in millions except per share amounts

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Revenues
Wireless service	$13,961	$12,850
Data	7,180	6,651
Voice	6,551	7,483
Directory	868	1,041
Other	2,687	2,505
Total operating revenues	31,247	30,530
Operating Expenses
Cost of services and sales (exclusive of depreciation and amortization shown separately below)	13,403	12,383
Selling, general and administrative	7,452	7,396
Depreciation and amortization	4,584	4,780
Total operating expenses	25,439	24,559
Operating Income	5,808	5,971
Other Income (Expense)
Interest expense	(846)	(765)
Equity in net income of affiliates	249	217
Other income (expense) – net	59	(22)
Total other income (expense)	(538)	(570)
Income from Continuing Operations Before Income Taxes	5,270	5,401
Income tax expense	1,802	2,863
Income from Continuing Operations	3,468	2,538
Income from Discontinued Operations, net of tax	-	2
Net Income	3,468	2,540
Less: Net Income Attributable to Noncontrolling Interest	(60)	(87)
Net Income Attributable to AT&T	$3,408	$2,453
Basic Earnings Per Share from Continuing Operations Attributable to AT&T	$0.57	$0.42
Basic Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-
Basic Earnings Per Share Attributable to AT&T	$0.57	$0.42
Diluted Earnings Per Share from Continuing Operations Attributable to AT&T	$0.57	$0.41
Diluted Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-
Diluted Earnings Per Share Attributable to AT&T	$0.57	$0.41
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,925	5,905
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,945	5,935
Dividends Declared Per Common Share	$0.43	$0.42

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions except per share amounts

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,391	$1,437
Accounts receivable - net of allowances for doubtful accounts of $949 and $957	13,246	13,610
Prepaid expenses	1,674	1,458
Deferred income taxes	1,157	1,170
Other current assets	2,269	2,276
Total current assets	19,737	19,951
Property, plant and equipment	247,446	243,833
Less: accumulated depreciation and amortization	(144,077)	(140,637)
Property, Plant and Equipment – Net	103,369	103,196
Goodwill	73,602	73,601
Licenses	50,396	50,372
Customer Lists and Relationships – Net	4,154	4,708
Other Intangible Assets – Net	5,423	5,440
Investments in Equity Affiliates	4,845	4,515
Other Assets	6,559	6,705
Total Assets	$268,085	$268,488

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,902	$7,196
Accounts payable and accrued liabilities	18,349	20,055
Advanced billing and customer deposits	3,959	4,086
Accrued taxes	1,499	72
Dividends payable	2,545	2,542
Total current liabilities	33,254	33,951
Long-Term Debt	58,126	58,971
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	23,149	22,070
Postemployment benefit obligation	28,510	28,803
Other noncurrent liabilities	12,203	12,743
Total deferred credits and other noncurrent liabilities	63,862	63,616

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2011 and December 31, 2010: issued 6,495,231,088 at March 31, 2011 and December 31, 2010)	6,495	6,495
Additional paid-in capital	91,636	91,731
Retained earnings	32,649	31,792
Treasury stock (576,965,462 at March 31, 2011 and 584,144,220 at December 31, 2010, at cost)	(20,949)	(21,083)
Accumulated other comprehensive income	2,713	2,712
Noncontrolling interest	299	303
Total stockholders’ equity	112,843	111,950
Total Liabilities and Stockholders’ Equity	$268,085	$268,488

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities
Net income	$3,468	$2,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,584	4,780
Undistributed earnings from investments in equity affiliates	(233)	(201)
Provision for uncollectible accounts	292	350
Deferred income tax expense and noncurrent unrecognized tax benefits	731	1,609
Net (gain) loss from impairment and sale of investments	(41)	50
Changes in operating assets and liabilities:
Accounts receivable	72	395
Other current assets	(196)	92
Accounts payable and accrued liabilities	(406)	(2,043)
Net income attributable to noncontrolling interest	(60)	(87)
Other – net	(479)	(247)
Total adjustments	4,264	4,698
Net Cash Provided by Operating Activities	7,732	7,238

Investing Activities
Construction and capital expenditures:
Capital expenditures	(4,133)	(3,148)
Interest during construction	(35)	(184)
Acquisitions, net of cash acquired	(54)	(178)
Dispositions	11	1
(Purchases) and sales of securities, net	127	(20)
Other	9	7
Net Cash Used in Investing Activities	(4,075)	(3,522)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(36)	323
Repayment of long-term debt	(1,264)	(2,512)
Issuance of treasury stock	18	3
Dividends paid	(2,540)	(2,479)
Other	119	(244)
Net Cash Used in Financing Activities	(3,703)	(4,909)
Net decrease in cash and cash equivalents	(46)	(1,193)
Cash and cash equivalents beginning of year	1,437	3,741
Cash and Cash Equivalents End of Period	$1,391	$2,548

Cash paid during the three months ended March 31 for:
Interest	$1,096	$1,070
Income taxes, net of refunds	$(511)	$41

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Dollars and shares in millions except per share amounts

(Unaudited)

	March 31, 2011
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$ 6,495
Balance at end of period	6,495	$ 6,495

Additional Paid-In Capital
Balance at beginning of year		$91,731
Issuance of treasury shares		69
Share-based payments		(138)
Change related to acquisition of interests held by noncontrolling owners		(26)
Balance at end of period		$91,636

Retained Earnings
Balance at beginning of year		$31,792
Net income attributable to AT&T ($0.57 per diluted share)		3,408
Dividends to stockholders ($0.43 per share)		(2,544)
Other		(7)
Balance at end of period		$ 32,649

Treasury Stock
Balance at beginning of year	(584)	$ (21,083)
Issuance of treasury shares	7	134
Balance at end of period	(577)	$ (20,949)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$ 2,712
Other comprehensive income attributable to AT&T (see Note 2)		1
Balance at end of period		$ 2,713

Noncontrolling Interest:
Balance at beginning of year		$ 303
Net income attributable to noncontrolling interest		60
Distributions		(61)
Acquisition of interests held by noncontrolling owners		(3)
Balance at end of period		$ 299

Total Stockholders’ Equity at beginning of year		$ 111,950
Total Stockholders’ Equity at end of period		$ 112,843

See Notes to Consolidated Financial Statements.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. See Note 4 for a discussion of changes in reporting related to discontinued operations, and Notes 4 and 5 for a discussion of our changes in accounting and reporting for our pension and other postretirement benefit costs and intersegment activity.

Employee Separations We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. At March 31, 2011, we had severance accruals of $600 and at December 31, 2010, we had severance accruals of $848.

Income Taxes In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which included a change in the tax treatment related to Medicare Part D subsidies. As a result, during the first quarter of 2010, we recorded a $995 charge to income tax expense in our consolidated statement of income. The charge also contributed to a higher effective tax rate of 53.0% for the first quarter of 2010 compared to 34.2% for the first quarter of 2011.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three months ended March 31, 2011 and 2010 are included in the table below. Prior-year results have been adjusted to reflect our change in method of recognizing actuarial gains and losses for pension and other postretirement benefits (see Note 5).

Following is our comprehensive income with the respective tax impacts for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Net income	$3,468	$2,540
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $0 and $(1) attributable to noncontrolling interest), net of taxes of $50 and $51	93	94
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $27 and $48	49	90
Reclassification adjustment realized in net income, net of taxes of $(19) and $(13)	(35)	(25)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) net of taxes of $4 and $(16)	7	(30)
Reclassification adjustment for losses included in net income, net of taxes of $1 and $2	2	3
Defined benefit postretirement plans:
Amortization of net prior service cost (benefit) included in net income, net of taxes of $(71) and $(61)	(115)	(99)
Other comprehensive income	1	33
Total comprehensive income	3,469	2,573
Less: Total comprehensive income attributable to noncontrolling interest	(60)	(86)
Total Comprehensive Income Attributable to AT&T	$3,409	$2,487

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three months ended March 31, 2011 and 2010, are shown in the table below:

	Three months ended March 31,
	2011	2010
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$3,468	$2,538
Net income attributable to noncontrolling interest	(60)	(87)
Income from continuing operations attributable to AT&T	3,408	2,451
Dilutive potential common shares:
Other share-based payment	3	3
Numerator for diluted earnings per share	$3,411	$2,454
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,925	5,905
Dilutive potential common shares:
Stock options	4	3
Other share-based payment	16	27
Denominator for diluted earnings per share	5,945	5,935
Basic earnings per share from continuing operations attributable to AT&T	$0.57	$0.42
Basic earnings per share from discontinued operations attributable to AT&T	-	-
Basic earnings per share attributable to AT&T	$0.57	$0.42
Diluted earnings per share from continuing operations attributable to AT&T	$0.57	$0.41
Diluted earnings per share from discontinued operations attributable to AT&T	-	-
Diluted earnings per share attributable to AT&T	$0.57	$0.41

At March 31, 2011 and 2010, we had issued and outstanding options to purchase approximately 98 million and 142 million shares of AT&T common stock. At March 31, 2011 and 2010, the exercise prices of 60 million and 120 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At March 31, 2011, the exercise prices of 34 million vested stock options were below market price.

AT&T INC.

MARCH 31, 2011

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline data and voice communications services, AT&T U-verse® TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.

The Other segment includes results from customer information services, our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement benefit plans. In August 2010, we sold Sterling Commerce Inc. (Sterling) and segment results for all periods shown have been restated to exclude the results of Sterling, which are now reflected in discontinued operations (see Note 7).

In January 2011, we announced a change in our method of recognizing actuarial gains and losses for pension and other postretirement benefit plans as well as the attribution of those benefit costs to our segments. Historically, the total benefit costs were attributed to our various segments. As part of the benefit accounting change, the service cost and the amortization of prior service costs, which represent the benefits earned by active employees during the period, will continue to be attributed to the segment in which the employee is employed, while interest cost and expected return on assets are recorded in the Other segment as those financing activities are managed on a corporate level. Actuarial gains and losses resulting from the remeasurement of our pension and postretirement benefit plans, which generally occurs in the fourth quarter, will be reflected in AT&T’s consolidated results only. We have adjusted prior-period segment information to conform to the current period’s presentation.

In the following tables, we show how our segment results are reconciled to our consolidated results reported. The Wireless, Wireline, Advertising Solutions and Other columns represent the segment results of each such operating segment. The Consolidations column adds in those line items that we manage on a consolidated basis only: actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net. On the Segment assets line item, we have eliminated the value of our investments in our fully consolidated subsidiaries and the intercompany financing assets as these have no impact to the segments’ operations.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

At March 31, 2011 or for the three months ended
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$15,309	$14,950	$868	$120	$-	$31,247
Operations and support expenses	9,858	10,266	573	158	-	20,855
Depreciation and amortization expenses	1,505	2,958	105	16	-	4,584
Total segment operating expenses	11,363	13,224	678	174	-	25,439
Segment operating income (loss)	3,946	1,726	190	(54)	-	5,808
Interest expense	-	-	-	-	846	846
Equity in net income (loss) of affiliates	(4)	-	-	253	-	249
Other income (expense) – net	-	-	-	-	59	59
Segment income before income taxes	$3,942	$1,726	$190	$199	$(787)	$5,270
Segment assets	$122,318	$134,039	$8,090	$8,673	$(5,035)	$268,085
Investments in equity method affiliates	21	-	-	4,824	-	4,845
Expenditures for additions to long-lived assets	1,870	2,293	4	1	-	4,168

For the three months ended March 31, 2010
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$13,897	$15,446	$1,041	$146	$-	$30,530
Operations and support expenses	8,173	10,512	664	430	-	19,779
Depreciation and amortization expenses	1,558	3,076	138	8	-	4,780
Total segment operating expenses	9,731	13,588	802	438	-	24,559
Segment operating income (loss)	4,166	1,858	239	(292)	-	5,971
Interest expense	-	-	-	-	765	765
Equity in net income of affiliates	12	5	-	200	-	217
Other income (expense) – net	-	-	-	-	(22)	(22)
Segment income before income taxes	$4,178	$1,863	$239	$(92)	$(787)	$5,401

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2011.

The following details pension and postretirement benefit costs included in operating expenses (in cost of sales and selling, general and administrative expenses) in the accompanying consolidated statements of income. In the following table, gains are denoted with parentheses. A portion of these expenses is capitalized as part of the benefit load on internal construction and capital expenditures, providing a small reduction in the net expense recorded.

	Three months ended March 31,
	2011	2010
Pension cost:
Service cost – benefits earned during the period	$297	$269
Interest cost on projected benefit obligation	740	787
Expected return on assets	(922)	(943)
Amortization of prior service (benefit)	(4)	(4)
Net pension cost	$111	$109

Postretirement cost:
Service cost – benefits earned during the period	$90	$87
Interest cost on accumulated postretirement benefit obligation	513	563
Expected return on assets	(260)	(235)
Amortization of prior service (benefit)	(174)	(156)
Net postretirement cost	$169	$259
Combined net pension and postretirement cost	$280	$368

Our combined net pension and postretirement cost decreased $88 in the first quarter of 2011. The decrease was primarily related to lower interest costs due to our reduction in the discount rate from 6.50% in 2010 to 5.80% in 2011.

In January 2011, we announced a change in our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all benefit plans. Historically, we recognized the actuarial gains and losses as a component of “Stockholder’s Equity” on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average future service period of the active employees of these plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses in our operating results, noting that it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. Generally, these gains and losses are measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $35 in the first quarter 2011, of which $31 was interest cost and $38 for the first quarter of 2010, of which $34 was interest cost.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 6. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy that gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2	Inputs to the valuation methodology include:
• • • •

Quoted prices for similar assets and liabilities in active markets.

Quoted prices for identical or similar assets or liabilities in inactive markets.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used at March 31, 2011 and December 31, 2010.

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2011		December 31, 2010

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures	$63,197	$67,201	$64,256	$69,313
Commercial paper	1,585	1,585	1,625	1,625
Bank borrowings	24	24	27	27
Investment securities	2,143	2,143	2,185	2,185

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities

Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments have maturities of $95 in 2011, $103 in 2012 and 2013, $55 in 2014 and 2015, and $263 for years thereafter.

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

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,031	$-	$-	$1,031
International equities	529	-	-	529
Fixed income bonds	-	516	-	516
Asset Derivatives[1]
Interest rate swaps	-	426	-	426
Cross-currency swaps	-	460	-	460
Interest rate locks	-	17	-	17
Foreign exchange contracts	-	15	-	15
Liability Derivatives[1]
Cross-currency swaps	-	(553)	-	(553)
Interest rate locks	-	(159)	-	(159)
Foreign exchange contracts	-	(3)	-	(3)
[1] Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$976	$-	$-	$976
International equities	513	-	-	513
Fixed income bonds	-	639	-	639
Asset Derivatives[1]
Interest rate swaps	-	537	-	537
Cross-currency swaps	-	327	-	327
Interest rate locks	-	11	-	11
Foreign exchange contracts	-	6	-	6
Liability Derivatives[1]
Cross-currency swaps	-	(675)	-	(675)
Interest rate locks	-	(187)	-	(187)
Foreign exchange contracts	-	(2)	-	(2)
[1] Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.

MARCH 31, 2011

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

Fair Value Hedging    We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense.

Cash Flow Hedging    Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as other income or expense in each period.

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2011 and March 31, 2010, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. No ineffectiveness was measured in the three months ended March 31, 2011. Over the next 12 months, we expect to reclassify $15 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the three months ended March 31, 2011 and March 31, 2010, no ineffectiveness was measured.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency    We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2011, we had posted collateral of $3 (a deposit asset) and held collateral of $130 (a receipt liability). Under the agreements, if our credit rating had been simultaneously downgraded two rating levels by Moody’s Investors Service (Moody’s) and Fitch, Inc. (Fitch), and one rating level by Standard & Poor’s Ratings Service (S&P), before the final collateral exchange in March, we would have been required to post additional collateral of $43. At December 31, 2010, we had posted collateral of $82 and held collateral of $26. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31, 2011	December 31, 2010
Interest rate swaps	$9,800	$11,050
Cross-currency swaps	7,502	7,502
Interest rate locks	3,400	3,400
Foreign exchange contracts	220	221
Total	$20,922	$22,173

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income

	Three months ended
Fair Value Hedging Relationships	March 31, 2011	March 31, 2010
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(86)	$52
Gain (Loss) on long-term debt	86	(52)

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were also reported as reductions of interest expense.

	Three months ended
Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(32)	$21

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	35	(54)
Interest income (expense) reclassified from accumulated OCI into income	(3)	(5)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	8	(13)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(171) at March 31, 2011 and $(180) at December 31, 2010.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Pending Acquisitions

T-Mobile    On March 20, 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile USA, Inc. (T-Mobile) in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make Long Term Evolution network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. On March 31, 2011, we filed with the U.S. Department of Justice notice of the transaction as required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). On April 21, 2011, we filed our application for approval of the merger with the Federal Communications Commission (FCC). We anticipate closing the transaction in approximately one year. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

On March 31, 2011, we entered into a credit agreement with certain banks to provide unsecured bridge financing of up to $20,000 in connection with the T-Mobile acquisition. The obligations of the lenders under the agreement to provide advances will terminate on September 20, 2012, unless prior to that date: (i) we reduce to $0 the commitments of the lenders under the agreement, (ii) the T-Mobile purchase agreement is terminated prior to the date the advances are made, or (iii) certain events of default occur. The agreement contains certain representations and warranties and covenants, including covenants related to liens, mergers and accounting changes, and a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant that AT&T will maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.0 to 1.0.

Advances would bear interest, at our option, either:

•	at a variable annual rate equal to:
(1)	the highest of:
(a)	the prime rate of JPMorgan Chase Bank, N.A., the administrative agent under the agreement,
(b)	0.50% per annum above the Federal funds rate, or
(c)	the British Bankers Association Interest Settlement Rate applicable to Dollars for a period of one month plus 1.00%, plus
(2)	a rate equal to
(a)	0.75% if AT&T’s unsecured long-term debt is rated at least A by S&P or Fitch or A2 by Moody’s or 0.875% if AT&T’s unsecured long-term debt ratings are A- and A3 (or below) (the “Applicable Margin”) minus
(b)	1.00%, provided such total exceeds zero; or
•	at a rate equal to:
(1)	the London interbank offered rate (adjusted upwards to reflect any bank reserve costs) for a period of one, two, three or six months, as applicable, plus
(2)	the “Applicable Margin”;

provided that the Applicable Margin set forth above is scheduled to increase by an additional 0.25% on the 90th day after the date the advances are made and another 0.25% every 90 days thereafter.

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders’ commitments.

Qualcomm Spectrum Purchase    In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated (Qualcomm) for approximately $1,925 in cash. The spectrum covers more than 300 million people total nationwide, including 12 MHz of Lower 700 MHz D and E block spectrum covering more than 70 million people in five of the top 15 metropolitan areas and 6 MHz of Lower 700 MHz D block spectrum covering more than 230 million people across the rest of the United States. We plan to deploy this spectrum as supplemental downlink capacity, using carrier aggregation technology once compatible handsets and network equipment are developed.

AT&T INC.

MARCH 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the HSR Act expired without the Department of Justice requesting additional information. We are awaiting approval from the FCC to complete the transaction. AT&T and Qualcomm anticipate closing the purchase in the second half of 2011.

Dispositions

Sale of Sterling Operations    In May 2010, we entered into an agreement to sell our Sterling subsidiary and changed our reporting for Sterling to discontinued operations. In August 2010, we completed the sale and received net proceeds of approximately $1,400, recording a gain of $769.

The following table includes Sterling’s operating results, which are presented in the “Income From Discontinued Operations, net of tax” line item on the consolidated statements of income. Prior to the reclassification, these results were reported in our Other segment:

Three Months Ended March 31, 2010
Operating revenues	$132
Operating expenses	128
Operating income	4
Income before income taxes	3
Income tax expense	1
Income from discontinued operations, net of tax	$2

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results    Our financial results in the first quarter of 2011 and 2010 are summarized as follows:

	First Quarter

	2011	2010	Percent Change
Operating Revenues	$31,247	$30,530	2.3%
Operating expenses
Cost of services and sales	13,403	12,383	8.2
Selling, general and administrative	7,452	7,396	0.8
Depreciation and amortization	4,584	4,780	(4.1)
Total Operating Expenses	25,439	24,559	3.6
Operating Income	5,808	5,971	(2.7)
Interest expense	846	765	10.6
Equity in net income of affiliates	249	217	14.7
Other income (expense) - net	59	(22)	-
Income from Continuing Operations Before Income Taxes	5,270	5,401	(2.4)
Income from Continuing Operations	3,468	2,538	36.6
Net Income Attributable to AT&T	$3,408	$2,453	38.9%

Overview

Operating income    Our operating income decreased $163, or 2.7%, in the first quarter of 2011. The decrease was due to the continuing decline in voice revenue and an increase in operating expenses, driven primarily by higher costs from increased sales of smartphones. The decrease was partially offset by continued growth in wireless service revenue, driven mostly by our subscriber and data revenue growth, along with an increase in AT&T U-verse® (U-verse) services and strategic business services. Our operating income margin decreased from 19.6% to 18.6% in the first quarter of 2011 as compared to the same period last year.

Operating revenues    Our operating revenues increased $717, or 2.3%, in the first quarter of 2011. This increase was primarily due to the continued growth in wireless service revenue, driven mostly by our increase in subscribers along with a significant increase in wireless data revenue, stemming from higher smartphone sales. Also contributing to the increase was higher wireline data revenue largely due to Internet Protocol (IP) data growth, driven by U-verse subscriber growth and strategic business services.

The continuing decline in our voice revenues is due to a decrease in total switched access lines of 12.2%. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cost of services and sales expenses increased $1,020, or 8.2%, in the first quarter of 2011. The increase for the quarter was primarily due to strong sales of wireless integrated devices, a high number of customers upgrading their wireless handset and costs associated with transferring primarily former Alltel wireless customers to our network.

Selling, general and administrative expenses increased $56, or 0.8%, in the first quarter of 2011. The increase was primarily due to higher wireless commission and sales expenses, partially offset by lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses), decreases in other employee-related charges and reduced charges for contract services.

Depreciation and amortization expenses decreased $196, or 4.1%, in the first quarter of 2011. The decrease was primarily due to lower amortization of intangibles related to customer lists associated with prior acquisitions, partially offset by increased depreciation related to capital spending for network upgrades and expansion.

Interest expense increased $81, or 10.6%, in the first quarter of 2011. The increase in interest expense was primarily due to our no longer capitalizing interest on spectrum that will be used to support our Long Term Evolution (LTE) technology and an increase in our weighted average interest rate, partially offset by a decrease in our average debt balances. Effective January 1, 2011, we ceased capitalization of interest on spectrum for LTE as this spectrum was determined to be ready for its intended use.

Equity in net income of affiliates increased $32, or 14.7%, in the first quarter of 2011, primarily due to increased operating results at América Móvil, S.A. de C.V. (América Móvil), partially offset by decreased results at Télefonos de México, S.A. de C.V. (Telmex).

Other income (expense) – net    We had other income of $59 in the first quarter of 2011, compared to other expense of $22 in the first quarter of 2010. Results for the first quarter of 2011 included a $46 gain on the sale of investments and $15 of interest and lease income. Results in the first quarter of 2010 included a $50 net loss from impairment and sale of investments, partially offset by $23 of interest, dividends, leveraged lease income and foreign exchange gains.

Income taxes decreased $1,061, or 37.1%, in the first quarter of 2011. The decrease in income taxes for the first quarter was primarily due to a $995 charge recorded during the first quarter of 2010 to reflect the deferred tax impact of enacted U.S. healthcare legislation. Our effective tax rate was 34.2% for first quarter 2011, compared to 53.0% for first quarter 2010.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selected Financial and Operating Data

	March 31,
	2011	2010
Wireless customers (000)	97,519	86,987
Postpaid wireless customers (000)	68,062	65,108
Prepaid wireless customers (000)	6,613	5,377
Reseller wireless customers (000)	12,241	10,717
Connected device customers (000)	10,603	5,785
Consumer revenue connections (000)[1,2]	43,079	45,044
Network access lines in service (000)[2,7,8]	40,596	46,240
Broadband connections (000)[2,3,7]	16,485	16,044
Video connections (000)[4]	5,091	4,423
Debt ratio[5,7]	36.6%	40.5%
Ratio of earnings to fixed charges[6,7]	5.25	5.19
Number of AT&T employees	260,690	276,280
[1]	Consumer revenue connections includes retail access lines, U-verse VoIP connections, broadband and video.
[2]	Represents services provided by AT&T’s Incumbent Local Exchange Carriers (ILECs) and affiliates.
[3]	Broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
[4]	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 3,205 in 2011 and 2,296 in 2010).
[5]

Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

[6]	See Exhibit 12.
[7]	Prior-year amounts restated to conform to current-period reporting methodology.
[8]	At March 31, 2011, total switched access lines were 40,596, retail business switched access lines totaled 16,656 and wholesale and coin switched access lines totaled 2,322.

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline data and voice communications services, U-verse TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.

The Other segment includes results from customer information services, our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement benefit plans. In August 2010, we sold Sterling Commerce Inc. (Sterling) and restated segment results for all periods shown to exclude the results of Sterling, which are now reflected in discontinued operations (see Note 7).

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

In January 2011, we announced a retrospective change in our method of recognizing actuarial gains and losses for pension and other postretirement benefit plans as well as the attribution of those benefit costs to our segments. Historically, the total benefit costs were attributed to each segment. As part of the benefit accounting change, the service cost and the amortization of prior service costs, which represent the benefits earned by active employees during the period, will continue to be attributed to the segment in which the employee is employed, while interest cost and expected return on assets are recorded in the Other segment as those financing activities are managed on a corporate level. Actuarial gains and losses resulting from the remeasurement of our pension and postretirement benefit plans, which generally only occurs in the fourth quarter, will be reflected in AT&T’s consolidated results only. We have adjusted prior-period segment information to conform to the current period’s presentation.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireless

Segment Results

	First Quarter

	2011	2010	Percent Change
Segment operating revenues
Service	$13,961	$12,850	8.6%
Equipment	1,348	1,047	28.7
Total Segment Operating Revenues	15,309	13,897	10.2
Segment operating expenses
Operations and support	9,858	8,173	20.6
Depreciation and amortization	1,505	1,558	(3.4)
Total Segment Operating Expenses	11,363	9,731	16.8
Segment Operating Income	3,946	4,166	(5.3)
Equity in Net Income (Loss) of Affiliates	(4)	12	-
Segment Income	$3,942	$4,178	(5.6)%

The following table highlights other key measures of performance for the Wireless segment:

	First Quarter

	2011	2010	Percent Change
Wireless Subscribers (000)	97,519	86,987	12.1%
Net Subscriber Additions (000)[1]	1,984	1,857	6.8
Total Churn	1.36%	1.30%	6 BP

Postpaid Subscribers (000)	68,062	65,108	4.5%
Net Postpaid Subscriber Additions (000)[1]	62	512	(87.9)
Postpaid Churn	1.18%	1.07%	11 BP

Prepaid Subscribers (000)	6,613	5,377	23.0%
Net Prepaid Subscriber Additions (000)[1]	85	24	-

Reseller Subscribers (000)	12,241	10,717	14.2%
Net Reseller Subscriber Additions (000)[1]	561	269	-

Connected Device Subscribers (000)[2]	10,603	5,785	83.3
Net Connected Device Subscriber Additions (000)	1,276	1,052	21.3
[1]	Excludes merger and acquisition-related additions during the period.
[2]	Includes data-centric devices such as eReaders, home security monitoring, fleet management, and smart grid devices. Tablets are primarily reflected in our prepaid subscriber category.

Wireless Metrics

Subscriber Additions    As of March 31, 2011, we served 97.5 million wireless subscribers. Higher net subscriber additions (net additions) in the first quarter of 2011 were primarily attributable to higher net connected devices additions and higher net reseller additions. In the first quarter of 2011, the 13.8% increase in gross additions was primarily related to higher activations of postpaid smartphones (a handset with voice and data capabilities using an advanced operating system to better manage data and Internet access) and sales of connected devices and tablets. The decline in postpaid net additions in the first quarter of 2011 reflected slowing growth in the industry subscriber base, lower postpaid churn throughout the industry, and the expiration of Apple iPhone exclusivity during the first quarter of 2011. We expect

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

revenue growth to continue to shift from voice toward data revenues with increasing penetration rates for smartphones and additional sales of data-centric devices.

Average service revenue per user (ARPU) from postpaid subscribers increased 2.4% in the first quarter of 2011, reflecting usage of more smartphones by these subscribers, evidenced by an increase in postpaid data services ARPU of 16.0% in the first quarter of 2011. The postpaid ARPU increase also included pressure from the impact of the Alltel merger. Of our total postpaid subscriber base, 64% now use more advanced handsets (with 46% using smartphones), up from 51% a year earlier (with 35% using smartphones). Approximately 65% of our postpaid subscribers were on data plans as of March 31, 2011, up from 58% as of March 31, 2010. The growth in postpaid data services ARPU in the first quarter of 2011 was partially offset by a 4.1% decrease in the first quarter of 2011 in postpaid voice and other service ARPU. Postpaid voice and other service ARPU declined due to lower access and airtime charges, and roaming revenues. Continued growth in our family plans (FamilyTalk® Plans) subscriber base, which has lower ARPU than traditional postpaid subscribers, has also contributed to these declines.

Total ARPU declined 3.3% in the first quarter of 2011, reflecting strong growth in connected devices, tablet subscribers, and reseller subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid plans, so those subscribers typically have a lower ARPU compared to ARPU generated from our other subscribers. Data services ARPU increased 10.3% in the first quarter of 2011. We expect continued revenue growth from data services, as more subscribers purchase smartphones and data-centric devices, and as we continue to expand our network. Voice and other service ARPU declined 9.8% in the first quarter of 2011. We expect continued pressure on voice and other service ARPU.

Churn    The effective management of subscriber churn (churn rate) is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless subscribers who cancel service during a period by the total number of wireless subscribers at the beginning of that period. The churn rate for an annual period is equal to the average of the churn rate for each month of that period. Higher total and postpaid churn rates contributed to the decline in net additions in the first quarter of 2011. Churn also increased slightly as we transitioned former Alltel subscribers to our network. Data-centric device and reseller subscribers, who generally have the lowest churn rate among our wireless subscribers, partially offset the postpaid churn rate increase due to their increasing share of net additions. A lower prepaid churn rate, due to the introduction of additional tablets to the market after the first quarter of 2010, also partially offset a higher postpaid churn rate.

Wireless Subscriber Relationships

The wireless industry continues to mature. Accordingly, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices. To attract and retain subscribers, we offer a wide variety of service plans in addition to offering a broad handset line. Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. We also offer data plans at different price levels, beginning as low as fifteen dollars per month, to attract a wide variety of subscribers and to differentiate us from our competitors. Many of our subscribers are on FamilyTalk® Plans or business plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. As of March 31, 2011, more than 80% of our postpaid subscribers are on FamilyTalk® Plans or business discount plans. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. In the first quarter of 2011, we continued to see a significant portion of our existing subscriber base upgrade from their current devices to smartphones. We also introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions.

We offer a large variety of handsets and devices, including at least 16 smartphones with advanced operating systems from eight manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry, with the continual introduction of new models (e.g., various Windows, Android, and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of handsets reduces dependence on any single product as these products continue to evolve in terms of technology and subscriber appeal. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. As noted above, more than 80% of our postpaid

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

subscribers are on FamilyTalk® Plans or business discount plans. Moreover, the vast majority of postpaid subscribers (including FamilyTalk® Plan users) are allowed to accumulate unused minutes (known as Rollover Minutes®), a feature that is currently not offered by other major postpaid carriers in the United States, and users would lose these minutes if they switched carriers. As is common in the industry, most of our phones are designed to work only on our wireless network, requiring subscribers who desire to move to a new carrier to purchase a new device. Although exclusivity arrangements are important to us, such arrangements may not provide a competitive advantage over time, as the industry continues to introduce new devices and services. While the expiration of our iPhone exclusivity arrangement during the first quarter contributed to a very small increase in postpaid churn for the quarter and may continue to affect our postpaid subscriber additions, we do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations. Because iPhone churn was unchanged year over year, we believe churn impacts were from customers using devices other than the iPhone.

We also believe future wireless growth will depend upon a wireless network that has sufficient spectrum and capacity to support innovative services and devices and makes these innovations available to more wireless subscribers. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. Unless a solution is obtained, these constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services. To address these constraints, on March 20, 2011, we announced an agreement to acquire T-Mobile USA, Inc. (T-Mobile) (see “T-Mobile” discussed in “Other Business Matters”). While AT&T has and will continue to attempt to address spectrum and capacity constraints on a market-by-market basis, this acquisition provides the surest, fastest, and most efficient solution to these spectrum and capacity constraints. We also anticipate that the acquisition will enhance our ability to provide LTE network technology to over 97% of the U.S. population, including those in various rural areas.

Wireless Operating Results

Our Wireless segment operating income margin was 25.8% in the first quarter of 2011, compared to 30.0% in first quarter of 2010. The margin decline in 2011 was primarily due to higher selling costs associated with smartphone activations and costs associated with the transition of former Alltel subscribers to our network, partially offset by higher data revenues generated by our subscribers during the period. While we subsidize the sales prices of various smartphones, we expect to recover that cost over time from increased usage of the devices (especially data usage by the subscriber).

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $1,111, or 8.6%, in the first quarter of 2011. The increase for this period consisted of the following:

•

Data service revenues increased $987, or 23.9%, in the first quarter of 2011. The increase was primarily due to the increased number of subscribers and heavier text and multimedia messaging and Internet access by subscribers using integrated devices and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues represented 36.6% of our Wireless segment service revenues in the first quarter of 2011, an increase from 32.1% in the first quarter of 2010.

•

Voice and other service revenues increased $124, or 1.4%, in the first quarter of 2011. The increase was due to a 12.4% increase in the average number of wireless subscribers in the first quarter of 2011, partially offset by declining ARPU for these services.

Equipment revenues increased $301, or 28.7%, in the first quarter of 2011, primarily due to higher sales of smartphones. As additional smartphones are introduced to the market, the mix of smartphone sales as a percentage of total sales and upgrades to postpaid subscribers has increased. As previously noted, as of March 31, 2011, approximately 46% of our postpaid subscriber base now uses a smartphone, compared to 35% as of March 31, 2010.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operations and support expenses increased $1,685, or 20.6%, in the first quarter of 2011. The increase in the first quarter of 2011 was primarily due to the following:

•	Equipment costs increased $927 and commission expenses increased $223 driven by higher levels of smartphone sales and upgrades, as well as handsets provided to former Alltel subscribers.
•	Interconnect, network system, and long-distance costs increased $325 due to higher network traffic and network enhancement efforts.
•	Selling expenses (other than commissions) increased $127, due to increased employee-related costs and advertising.
•	Administrative expenses increased $100 due in part to higher information technology, real estate, and payment processing costs.

Depreciation and amortization expenses decreased $53, or 3.4%, in the first quarter of 2011. Amortization expense decreased $123, or 34.9%, in the first quarter primarily due to lower amortization of intangibles for customer lists related to prior acquisitions.

Depreciation expense increased $70, or 5.8%, in the first quarter due to ongoing capital spending for network upgrades and expansion, partially offset by certain network assets becoming fully depreciated.

Wireline

Segment Results

	First Quarter

	2011	2010	Percent Change
Segment operating revenues
Data	$7,180	$6,651	8.0%
Voice	6,551	7,483	(12.5)
Other	1,219	1,312	(7.1)
Total Segment Operating Revenues	14,950	15,446	(3.2)
Segment operating expenses
Operations and support	10,266	10,512	(2.3)
Depreciation and amortization	2,958	3,076	(3.8)
Total Segment Operating Expenses	13,224	13,588	(2.7)
Segment Operating Income	1,726	1,858	(7.1)
Equity in Net Income of Affiliates	-	5	-
Segment Income	$1,726	$1,863	(7.4)%

Operating Income and Margin Trends

Our Wireline segment operating income decreased $132, or 7.1%, in the first quarter of 2011. Our Wireline segment operating income margin decreased from 12.0% in the first quarter of 2010 to 11.5% in the first quarter of 2011. Our operating income continued to be pressured by access line declines as our wireline consumer and business customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The wireline operating margins are declining primarily due to reduced voice revenue, partially offset by continued growth in data revenue and lower operating expenses.

Decreases in wireline operating expenses reflect a reduction in employee-related costs and impacts of continuing cost initiatives and workforce reductions, partially offset by storm-related costs in the West.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operating Results

Data revenues increased $529, or 8.0%, in the first quarter of 2011. Data revenues accounted for approximately 48% of wireline operating revenues in the first quarter of 2011 and 43% in the first quarter of 2010. Data revenues include transport, IP and packet-switched data services.

•

IP data revenues increased $655, or 18.1%, in the first quarter, primarily driven by U-verse expansion, broadband additions and growth in IP-based strategic business services, which include Ethernet and application services. In the first quarter of 2011, U-verse video revenues increased $320, strategic business service revenues increased $207 and broadband high-speed Internet access increased $100. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•

Traditional packet switched data services revenue, which include frame relay and asynchronous transfer mode services, decreased $97, or 22.4%, in the first quarter of 2011. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as Virtual Private Networks (VPN), DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Voice revenues decreased $932, or 12.5%, in the first quarter of 2011 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.

•

Local voice revenues decreased $561, or 12.2%. The decrease was driven primarily by a 12.2% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•

Long-distance revenues decreased $347, or 13.4%. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $280 in the first quarter. Additionally, expected declines in the number of our national mass-market customers decreased revenues $69 in the first quarter.

Other operating revenues decreased $93, or 7.1%, in the first quarter of 2011. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for more than 60% of total other revenue for both periods.

Operations and support expenses decreased $246, or 2.3%, in the first quarter of 2011. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include our repair technicians and repair services, certain network planning and engineering expenses, information technology and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The first quarter decrease was primarily due to lower employee-related expense of $379 reflecting ongoing workforce reduction initiatives and decreased traffic compensation of $173. These decreases were partially offset by increases of $126 for U-verse related expenses, $92 for contract services, storm-related expenses and increases in other non-employee related expenses.

Depreciation and amortization expenses decreased $118, or 3.8%, in the first quarter of 2011. The decrease is primarily related to lower amortization of intangibles for the customer lists associated with acquisitions.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary

Our switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2011 and 2010 are shown below, and trends are addressed throughout this segment discussion.

(in 000s)	March 31, 2011	March 31, 2010	Percent Change
Switched Access Lines[1]
Retail Consumer	21,618	25,488	(15.2)%
Retail Business[2]	16,656	18,104	(8.0)
Retail Subtotal[2]	38,274	43,592	(12.2)

Wholesale Subtotal[2]	2,264	2,572	(12.0)

Total Switched Access Lines[3]	40,596	46,240	(12.2)%

Total Retail Consumer Voice Connections[6]	23,479	26,633	(11.8)%

Total Wireline Broadband Connections[4]	16,485	16,044	2.7%

Satellite service[5]	1,886	2,127	(11.3)%
U-verse video	3,205	2,296	39.6
Video Connections	5,091	4,423	15.1%
[1]	Represents access lines served by AT&T’s ILECs and affiliates.
[2]	Prior-period amounts restated to conform to current-period reporting methodology.
[3]	Total switched access lines includes payphone access lines of 58 at March 31, 2011 and 76 at March 31, 2010.
[4]	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
[5]	Satellite service includes connections under our agency and resale agreements.
[6]	Includes consumer U-verse VoIP connections of 1,861 at March 31, 2011 and 1,145 at March 31, 2010.

Advertising Solutions

Segment Results

	First Quarter
	2011	2010	Percent Change
Total Segment Operating Revenues	$868	$1,041	(16.6)%
Segment operating expenses
Operations and support	573	664	(13.7)
Depreciation and amortization	105	138	(23.9)
Total Segment Operating Expenses	678	802	(15.5)
Segment Income	$190	$239	(20.5)%

Operating Results

Our advertising solutions operating income margin was 21.9% in the first quarter of 2011, compared to 23.0% in the first quarter of 2010. The decline is primarily attributable to decreased print advertising revenues.

Operating revenues decreased $173, or 16.6%, in the first quarter of 2011, reflecting declines in print revenue partially offset by increased interactive advertising revenue.

Operating expenses decreased $124, or 15.5%, in the first quarter of 2011, largely driven by decreases in product related expenses of $40, lower bad debt expense of $36 and decreased depreciation and amortization of $33.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Other

Segment Results

	First Quarter

	2011	2010	Percent Change
Total Segment Operating Revenues	$120	$146	(17.8)%
Total Segment Operating Expenses	174	438	(60.3)
Segment Operating Loss	(54)	(292)	81.5
Equity in Net Income of Affiliates	253	200	26.5
Segment Income (Loss)	$199	$(92)	-

The Other segment includes results from customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including the interest cost and expected return on assets for our pension and postretirement benefit plans.

Segment operating revenues decreased $26, or 17.8%, in the first quarter of 2011 primarily due to reduced revenues from our operator services.

Segment operating expenses decreased $264, or 60.3%, in the first quarter of 2011 primarily due to reduced financing-related costs associated with our Pension/OPEB expenses, lower other employee-related charges and decreased expenses from our operator services.

Our Other segment also includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies. Our equity in net income of affiliates by major investment is listed below:

	First Quarter
	2011	2010
América Móvil	$227	$145
Telmex	25	40
Telmex Internacional	-	16
Other	1	(1)
Other Segment Equity in Net Income of Affiliates	$253	$200

Equity in net income of affiliates increased $53 in the first quarter of 2011 primarily due to increased operating results at América Móvil, partially offset by decreased results at Telmex. In 2010, América Móvil acquired control of Telmex and Telmex Internacional, S.A.B. de C.V., which contributed to the increased operating results at América Móvil in the first quarter of 2011.

OTHER BUSINESS MATTERS

U-verse Services    We are continuing to expand our deployment of U-verse High Speed Internet and TV services. As of March 31, 2011, we have passed 28 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 74% of those units. We continue to work with our vendors on improving the requisite hardware and software technology. Our deployment plans could be delayed if we do not receive required equipment and software on schedule.

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

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Petitions have been filed at the Federal Communications Commission (FCC) alleging that the manner in which we provision “public, educational and governmental” (PEG) programming over our U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California state superior court raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost, timing and extent of our deployment plans.

Retiree Phone Concession Litigation    In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal, and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion was granted on January 14, 2011, and a final judgment has been entered in our favor. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely, but we will continue to evaluate the potential impact of this suit on our financial results as it progresses.

NSA Litigation    Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the U.S. Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government’s motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals, and this appeal remains pending. Management believes this appeal is without merit and intends to continue to defend these matters vigorously.

Universal Service Fees Litigation    In October 2010, our wireless subsidiary was served with a purported class action in Circuit Court, Cole County, Missouri (MBA Surety Agency, Inc. v. AT&T Mobility, LLC), in which the plaintiffs contend that we violated the FCC’s rules by collecting universal service fees on certain services not subject to such fees, including Internet access service provided over wireless handsets commonly called “smartphones” and wireless data cards, as well as collecting certain other state and local fees. Plaintiffs define the class as all persons who from April 1, 2003, until the present had a contractual relationship with us for Internet access through a smartphone or a wireless data card. Plaintiffs seek an unspecified amount of damages as well as injunctive relief. We believe that an adverse outcome having a material effect on our financial statements in this case is unlikely.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireless Transactions

Qualcomm Spectrum Purchase    In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated (Qualcomm) for approximately $1,925 in cash. The spectrum covers more than 300 million people total nationwide, including 12 MHz of Lower 700 MHz D and E block spectrum covering more than 70 million people in five of the top 15 metropolitan areas and 6 MHz of Lower 700 MHz D block spectrum covering more than 230 million people across the rest of the United States. We plan to deploy this spectrum as supplemental downlink capacity, using carrier aggregation technology once compatible handsets and network equipment are developed. The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) expired without the Department of Justice requesting additional information. We are awaiting approval by the FCC to complete this transaction. AT&T and Qualcomm anticipate closing the purchase in the second half of 2011.

T-Mobile    On March 20, 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments, and the right to nominate a person to a seat on our Board of Directors. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make LTE network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. On March 31, 2011, we filed with the U.S. Department of Justice notice of the transaction as required under the HSR Act. On April 21, 2011, we filed our application for approval of the merger with the FCC. We anticipate closing the transaction in approximately one year. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

On March 31, 2011, we entered into a credit agreement with certain banks to provide unsecured bridge financing of up to $20,000 in connection with the T-Mobile acquisition. The obligations of the lenders under the agreement to provide advances will terminate on September 20, 2012, unless prior to that date: (i) we reduce to $0 the commitments of the lenders under the agreement, (ii) the T-Mobile purchase agreement is terminated prior to the date the advances are made, or (iii) certain events of default occur. The agreement contains certain representations and warranties and covenants, including covenants related to liens, mergers and accounting changes, and a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant that AT&T will maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.0 to 1.0.

Advances would bear interest, at our option, either:

•	at a variable annual rate equal to:
(1)	the highest of:
(a)	the prime rate of JPMorgan Chase Bank, N.A., the administrative agent under the agreement,
(b)	0.50% per annum above the Federal funds rate, or
(c)	the British Bankers Association Interest Settlement Rate applicable to Dollars for a period of one month plus 1.00%, plus
(2)	a rate equal to
(a)	0.75% if AT&T’s unsecured long-term debt is rated at least A by Standard & Poor’s Ratings Service or Fitch, Inc. or A2 by Moody’s Investors Service’s or 0.875% if AT&T’s unsecured long-term debt ratings are A- and A3 (or below) (the “Applicable Margin”) minus
(b)	1.00%, provided such total exceeds zero; or
•	at a rate equal to:
(1)	the London interbank offered rate (adjusted upwards to reflect any bank reserve costs) for a period of one, two, three or six months, as applicable, plus
(2)	the “Applicable Margin”;

provided that the Applicable Margin set forth above is scheduled to increase by an additional 0.25% on the 90th day after the date the advances are made and another 0.25% every 90 days thereafter.

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders’ commitments.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview    AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided, and regulation is generally limited to operational licensing authority for the provision of services to enterprise customers.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. Where appropriate, we are pursuing additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. The current FCC appears to be more open to maintaining or expanding regulatory requirements on entities subject to its jurisdiction and has declared a national policy objective of ensuring that all Americans have access to broadband technologies and services. To that end, the FCC delivered a National Broadband Plan to Congress in 2010. The FCC has issued dozens of notices seeking comment on whether and how it should modify its rules and policies on a host of issues, which would affect all segments of the communications industry, to achieve universal access to broadband. These issues include rules and policies relating to universal service support, intercarrier compensation and regulation of special access services, as well as a variety of others that could have an impact on AT&T’s operations and revenues. The Commission has opened proceedings to address some of these issues. For example, in February 2011, the Commission released a notice of proposed rulemaking to consider whether and how it should modify its policies and rules relating to intercarrier compensation and universal service support to encourage deployment of broadband to all Americans. However, at this stage, it is too early to assess what, if any, action the Commission may take on these issues, and what the impact of any such changes could have on us.

In addition, states representing a majority of our local service access lines have adopted legislation that enables new video entrants to acquire a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer competitive video services. We also are supporting efforts to update and improve regulatory treatment for retail services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

Our wireless operations operate in robust competitive markets but are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC has recognized the importance of providing carriers with access to adequate spectrum to permit continued wireless growth and has begun investigating how to develop policies to promote that goal. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, states continue to attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

Net Neutrality    In December 2010, the FCC released an order adopting “net neutrality” rules. These rules apply to mass-market retail broadband Internet access services, such as DSL, cable modem service, mobile wireless broadband Internet access services and similar retail services that are offered by AT&T and our competitors. The rules do not apply to “enterprise” broadband Internet access services sold to large businesses, nor do they apply to other broadband IP-based services that do not offer connectivity to all or substantially all end points on the Internet, such as IP television services like U-verse video service; VoIP; VPN; smart utility meters, wireless medical monitoring devices and other similar devices. In addition, the FCC’s rules do not prohibit broadband Internet access providers from adopting tiered or usage-sensitive pricing for their Internet access services.

Under the FCC’s rules, broadband Internet access providers have the following duties: (i) transparency - all providers of broadband Internet access service (fixed and mobile) must disclose information in plain language about their commercial terms, performance characteristics, and network management; (ii) no blocking - providers of fixed broadband Internet access services may not block lawful content, applications, services or non-harmful devices, and providers of mobile

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

broadband Internet access services may not block access to lawful Internet websites or lawful applications that compete with the provider’s voice or video telephony services; and (iii) no unreasonable discrimination - providers of fixed broadband Internet access service may not unreasonably discriminate in the transmission of lawful Internet traffic over a consumer’s wireline broadband Internet access services. Notwithstanding these duties, a broadband Internet access provider may engage in reasonable network management in order to address network congestion, prevent harm to the network or users, or take other reasonable steps to manage its network.

Wireless Broadband Competition    On April 7, 2011, the FCC adopted a wireless data roaming rule, the practical effect of which is to require larger wireless carriers to offer wireless data roaming services on “commercially reasonable terms” to smaller regional operators in places where those smaller operators do not have their own systems. We do not expect this wireless data roaming rule to have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

We had $1,391 in cash and cash equivalents available at March 31, 2011. Cash and cash equivalents included cash of $380 and money market funds and other cash equivalents of $1,011. In the first three months of 2011, cash inflows were primarily provided by cash receipts from operations. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders and the repayment of debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities

During the first three months of 2011, cash provided by operating activities was $7,732, which is comparable to $7,238 for the first three months of 2010.

Cash Used in or Provided by Investing Activities

For the first three months of 2011, cash used in investing activities totaled $4,075 and consisted primarily of $4,133 for capital expenditures, excluding interest during construction, partially offset by sales of securities of $127.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services and support systems for our communications services. The Wireline segment represented 55% of the total capital expenditures, excluding interest during construction, and increased 9% in the first three months. Wireline expenditures increased due to greater demand for Ethernet access and high-speed data services. Capital spending in our Wireless segment, excluding capitalized interest during construction, represented 45% of our total spending and increased 76% in the first three months. Wireless expenditures were used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the initial deployment of LTE (4G) equipment for our expected mid-year commercial launch.

We continue to expect that our capital expenditures during 2011 will be in the low- to mid-$19,000 range, assuming that the regulatory environment remains favorable for investment. We continue to expect to fund 2011 capital expenditures for our Wireless and Wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities

For the first three months of 2011, we funded our financing activities primarily through cash from operations. Our financing activities primarily consisted of the payment of dividends and the repayment of long-term debt.

We paid dividends of $2,540 during the first three months of 2011, compared with $2,479 for the first three months of 2010, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2010. Dividends declared by our Board of Directors totaled $0.43 per share in the first quarter of 2011 and $0.42 per share in the first quarter of 2010. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.

MARCH 31, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

At March 31, 2011, we had $6,902 of debt maturing within one year, which included $5,293 of long-term debt maturities, $1,585 of commercial paper and $24 of other short-term borrowings. Debt maturing within one year includes $1,000 of annual put reset securities issued by BellSouth Corporation that may be put back to us by the holders each April until maturity in 2021. No such put was exercised during April 2011.

During the first three months of 2011, we repaid $1,264 of long-term debt, which related primarily to repayments of long-term debt with a weighted average interest rate of 6.22%.

In September 2010, we privately exchanged $2,900 of existing notes for $3,500 of new notes and $594 in cash. On April 1, 2011, we filed a registration statement to allow the debt holders to exchange the privately issued notes for debt registered with the Securities and Exchange Commission.

On March 31, 2011, we entered into a credit agreement with a group of banks to provide unsecured bridge financing up to $20,000 of the purchase price of our pending acquisition of T-Mobile (see “T-Mobile” discussed in “Other Business Matters”).

On April 29, 2011, we issued $1,750 of 2.95% Global Notes due 2016 and $1,250 of 4.45% Global Notes due 2021 to be used for general corporate purposes.

In December 2010, we entered into two revolving credit facilities with a syndicate of banks – a four-year, $5,000 agreement and a $3,000, 364-day agreement. In the event advances are made under either agreement, those advances would be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the four-year agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, financial debt ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At March 31, 2011, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our international equity investees. At March 31, 2011, our debt ratio was 36.6%, compared to 40.5% at March 31, 2010, and 37.1% at December 31, 2010. The debt ratio is affected by the same factors that affect total capital, and reflects our continued reduction in debt.

AT&T INC.

MARCH 31, 2011

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At March 31, 2011, we had interest rate swaps with a notional value of $9,800 and a fair value of $426.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(93) at March 31, 2011. We have rate locks with a notional value of $3,400 and a net fair value of $(142) and foreign exchange contracts with a notional value of $220 and a net fair value of $12 at March 31, 2011.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2011.

AT&T INC.

MARCH 31, 2011

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

•

The final outcome of Federal Communications Commission and other federal agency proceedings and reopenings of such proceedings and judicial review, if any, of such proceedings, including issues relating to access charges, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, wireless license awards and renewals and wireless services, including data roaming agreements.

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

•	Our continued ability to attract and offer a diverse portfolio of devices, some on an exclusive basis.
•	The availability and cost of additional wireless spectrum and regulations relating to licensing and technical standards and deployment and usage, including network management rules.
•	Our ability to manage growth in wireless data services, including network quality.
•	The outcome of pending, threatened or potential litigation, including patent and product safety claims by or against third parties.
•

The impact on our networks and business from major equipment failures, security breaches related to the network or customer information, our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers, severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

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

MARCH 31, 2011

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The additional Risk Factor below reflects our pending acquisition of T-Mobile (See “Other Business Matters”).

The impact of our pending acquisition of T-Mobile, including our ability to obtain governmental approvals on favorable terms including any required divestitures; the risk that such approvals are not obtained and we must pay a break-up fee; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third-party relationships and revenues.

As discussed in Other Business Matters, on March 20, 2011, we agreed to acquire T-Mobile for approximately $39,000. We believe that the acquisition will give us the scale, resources and spectrum to enable us to deploy LTE technology to more customers than otherwise possible and to address impending spectrum and network capacity constraints thereby enabling us to provide higher quality service including fewer dropped calls, fewer failed calls attempted and increased data speeds. In addition, we believe the acquisition will result in cost savings and other potential synergies. Achieving these results first will depend upon obtaining governmental approvals on favorable terms within the time limits set forth in the purchase agreement. Delays in this process could divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained, then we must integrate a large number of network and other operational systems and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, and therefore expect a successful integration in this case, delays in the process could have a material adverse affect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.

MARCH 31, 2011

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

2.1	Stock Purchase Agreement by and between Deutsche Telekom AG and AT&T Inc. dated March 20, 2011 (Exhibit 2.1 to Form 8-K filed on March 21, 2011)
10.1	Stockholder’s Agreement by and between Deutsche Telekom AG and AT&T Inc. dated March 20, 2011 (Exhibit 10.1 to Form 8-K filed on March 21, 2011)
10.2	Credit Agreement dated as of March 31, 2011 among AT&T Inc., Bank of America, N.A., Barclays Capital, and Citibank, N.A. (Exhibit 10.a to Form 8-K filed on March 31, 2011)
10.3	Agreement and Release and Waiver of Claims between Richard G. Lindner and AT&T Inc. dated March 29, 2011 (Exhibit 10.1 to Form 8-K filed on March 29, 2011)
10.4	2011 Incentive Plan
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

May 6, 2011	/s/ Richard G. Lindner
Richard G. Lindner
Senior Executive Vice President and Chief Financial Officer