Form 10-Q
period 2011-06-30
AT&T INC.
filed 2011-08-05
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes [    ]   No [X]

At July 29, 2011, there were 5,926 million common shares outstanding.

 PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 AT&T INC.

 CONSOLIDATED STATEMENTS OF INCOME

 Dollars in millions except per share amounts

 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Operating Revenues
Wireless service	$14,157	$13,186	$28,118	$26,036
Data	7,356	6,866	14,536	13,517
Voice	6,342	7,224	12,893	14,707
Directory	841	1,007	1,709	2,048
Other	2,799	2,525	5,486	5,030

Total operating revenues	31,495	30,808	62,742	61,338

Operating Expenses
Cost of services and sales (exclusive of depreciation and amortization shown separately below)	13,332	12,452	26,735	24,835
Selling, general and administrative	7,396	7,454	14,848	14,850
Depreciation and amortization	4,602	4,819	9,186	9,599

Total operating expenses	25,330	24,725	50,769	49,284

Operating Income	6,165	6,083	11,973	12,054

Other Income (Expense)
Interest expense	(848)	(754)	(1,694)	(1,519)
Equity in net income of affiliates	207	195	456	412
Other income (expense) – net	27	723	86	701

Total other income (expense)	(614)	164	(1,152)	(406)

Income from Continuing Operations Before Income Taxes	5,551	6,247	10,821	11,648
Income tax expense	1,893	2,160	3,695	5,023

Income from Continuing Operations	3,658	4,087	7,126	6,625

Loss from Discontinued Operations, net of tax	-	(5)	-	(3)

Net Income	3,658	4,082	7,126	6,622

Less: Net Income Attributable to Noncontrolling Interest	(67)	(79)	(127)	(166)

Net Income Attributable to AT&T	$3,591	$4,003	$6,999	$6,456

Basic Earnings Per Share from Continuing Operations Attributable to AT&T	$0.60	$0.68	$1.18	$1.09
Basic Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-	-	-

Basic Earnings Per Share Attributable to AT&T	$0.60	$0.68	$1.18	$1.09

Diluted Earnings Per Share from Continuing Operations Attributable to AT&T	$0.60	$0.67	$1.18	$1.09
Diluted Earnings Per Share from Discontinued Operations Attributable to AT&T	-	-	-	-

Diluted Earnings Per Share Attributable to AT&T	$0.60	$0.67	$1.18	$1.09

Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,932	5,909	5,929	5,907
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,953	5,937	5,948	5,936
Dividends Declared Per Common Share	$0.43	$0.42	$0.86	$0.84

  See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts

	June 30,	December 31,
	2011	2010

Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,831	$1,437
Accounts receivable – net of allowances for doubtful accounts of $908 and $957	13,608	13,610
Prepaid expenses	1,563	1,458
Deferred income taxes	1,180	1,170
Other current assets	2,057	2,276

Total current assets	22,239	19,951

Property, plant and equipment	252,050	243,833
Less: accumulated depreciation and amortization	(147,444)	(140,637)

Property, Plant and Equipment – Net	104,606	103,196

Goodwill	73,591	73,601
Licenses	50,403	50,372
Customer Lists and Relationships – Net	3,643	4,708
Other Intangible Assets – Net	5,407	5,440
Investments in Equity Affiliates	5,207	4,515
Other Assets	6,918	6,705

Total Assets	$272,014	$268,488

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,910	$7,196
Accounts payable and accrued liabilities	18,145	20,055
Advanced billing and customer deposits	3,804	4,086
Accrued taxes	1,130	72
Dividends payable	2,548	2,542

Total current liabilities	33,537	33,951

Long-Term Debt	58,663	58,971

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	25,065	22,070
Postemployment benefit obligation	28,350	28,803
Other noncurrent liabilities	12,290	12,743

Total deferred credits and other noncurrent liabilities	65,705	63,616

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2011 and December 31, 2010: issued 6,495,231,088 at June 30, 2011 and December 31, 2010)	6,495	6,495
Additional paid-in capital	91,687	91,731
Retained earnings	33,687	31,792
Treasury stock (570,191,742 at June 30, 2011 and 584,144,220 at December 31, 2010, at cost)	(20,786)	(21,083)
Accumulated other comprehensive income	2,720	2,712
Noncontrolling interest	306	303

Total stockholders’ equity	114,109	111,950

Total Liabilities and Stockholders’ Equity	$272,014	$268,488

  See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)

	Six months ended
	June 30,
	2011	2010

Operating Activities
Net income	$7,126	$6,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,186	9,599
Undistributed earnings from investments in equity affiliates	(417)	(378)
Provision for uncollectible accounts	523	671
Deferred income tax expense and noncurrent unrecognized tax benefits	2,818	2,249
Net gain from impairment and sale of investments	(44)	(629)
Loss from discontinued operations	-	3
Changes in operating assets and liabilities:
Accounts receivable	(521)	394
Other current assets	104	389
Accounts payable and accrued liabilities	(1,133)	(3,063)
Net income attributable to noncontrolling interest	(127)	(166)
Other – net	(758)	120

Total adjustments	9,631	9,189

Net Cash Provided by Operating Activities	16,757	15,811

Investing Activities
Construction and capital expenditures:
Capital expenditures	(9,405)	(7,856)
Interest during construction	(77)	(379)
Acquisitions, net of cash acquired	(62)	(2,554)
Dispositions	30	14
(Purchases) and sales of securities, net	45	(545)
Other	19	15

Net Cash Used in Investing Activities	(9,450)	(11,305)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(1,603)	3,280
Issuance of long-term debt	2,985	-
Repayment of long-term debt	(1,290)	(4,661)
Issuance of treasury stock	199	5
Dividends paid	(5,082)	(4,960)
Other	(122)	(534)

Net Cash Used in Financing Activities	(4,913)	(6,870)

Net increase (decrease) in cash and cash equivalents	2,394	(2,364)
Cash and cash equivalents beginning of year	1,437	3,741

Cash and Cash Equivalents End of Period	$3,831	$1,377

Cash paid during the six months ended June 30 for:
Interest	$2,200	$2,390
Income taxes, net of refunds	$(196)	$2,449

  See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Dollars and shares in millions except per share amounts

(Unaudited)

	June 30, 2011
	Shares	Amount

Common Stock
Balance at beginning of year	6,495	$6,495

Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,731
Issuance of treasury shares		122
Share-based payments		(140)
Change related to acquisition of interests held by noncontrolling owners		(26)

Balance at end of period		$91,687

Retained Earnings
Balance at beginning of year		$31,792
Net income attributable to AT&T ($1.18 per diluted share)		6,999
Dividends to stockholders ($0.86 per share)		(5,091)
Other		(13)

Balance at end of period		$33,687

Treasury Stock
Balance at beginning of year	(584)	$(21,083)
Issuance of treasury shares	14	297

Balance at end of period	(570)	$(20,786)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$2,712
Other comprehensive income attributable to AT&T (see Note 2)		8

Balance at end of period		$2,720

Noncontrolling Interest:
Balance at beginning of year		$303
Net income attributable to noncontrolling interest		127
Distributions		(120)
Acquisition of interests held by noncontrolling owners		(4)

Balance at end of period		$306

Total Stockholders’ Equity at beginning of year		$111,950

Total Stockholders’ Equity at end of period		$114,109

See Notes to Consolidated Financial Statements.

AT&T INC.

JUNE 30, 2011

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation. See Notes 4 and 5 for a discussion of our changes in accounting and reporting for our pension and other postretirement benefit costs.

Employee Separations We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. At June 30, 2011, we had severance accruals of $501 and at December 31, 2010, we had severance accruals of $848.

Income Taxes In March 2010, the President of the United States signed into law comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which included a change in the tax treatment related to Medicare Part D subsidies. As a result, during the first quarter of 2010, we recorded a $995 charge to income tax expense in our consolidated statement of income. The charge also contributed to a higher effective tax rate of 43.1% for the six months ended June 30, 2010, compared to 34.1% for the six months ended June 30, 2011.

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and six months ended June 30, 2011 and 2010 are included in the table below. Prior-year results have been adjusted to reflect our change in method of recognizing actuarial gains and losses for pension and other postretirement benefits (see Note 5).

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$3,658	$4,082	$7,126	$6,622
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $0, $(1), $0 and $(2) attributable to noncontrolling interest), net of taxes of $73, $11, $123 and $62	135	21	228	115
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $2, $(62), $29 and $(14)	6	(115)	55	(25)
Reclassification adjustment realized in net income, net of taxes of $(2), $(16), $(21) and $(29)	(6)	(30)	(41)	(55)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) net of taxes of $(12), $(257), $(8) and $(273)	(21)	(472)	(14)	(502)
Reclassification adjustment for losses included in net income, net of taxes of $2, $2, $3 and $4	3	3	5	6
Defined benefit postretirement plans:
Amortization of net prior service cost (benefit) included in net income, net of taxes of $(66), $(61), $(137) and $(122)	(109)	(99)	(224)	(198)
Other	(1)	-	(1)	-

Other comprehensive income (loss)	7	(692)	8	(659)

Total comprehensive income	3,665	3,390	7,134	5,963
Less: Total comprehensive income attributable to noncontrolling interest	(67)	(78)	(127)	(164)

Total Comprehensive Income Attributable to AT&T	$3,598	$3,312	$7,007	$5,799

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and six months ended June 30, 2011 and 2010, are shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$3,658	$4,087	$7,126	$6,625
Net income attributable to noncontrolling interest	(67)	(79)	(127)	(166)

Income from continuing operations attributable to AT&T	3,591	4,008	6,999	6,459
Dilutive potential common shares:
Other share-based payment	3	2	6	4

Numerator for diluted earnings per share	$3,594	$4,010	$7,005	$6,463

Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,932	5,909	5,929	5,907
Dilutive potential common shares:
Stock options	5	3	4	3
Other share-based payment	16	25	15	26

Denominator for diluted earnings per share	5,953	5,937	5,948	5,936

Basic earnings per share from continuing operations attributable to AT&T	$0.60	$0.68	$1.18	$1.09
Basic earnings per share from discontinued operations attributable to AT&T	-	-	-	-

Basic earnings per share attributable to AT&T	$0.60	$0.68	$1.18	$1.09

Diluted earnings per share from continuing operations attributable to AT&T	$0.60	$0.67	$1.18	$1.09
Diluted earnings per share from discontinued operations attributable to AT&T	-	-	-	-

Diluted earnings per share attributable to AT&T	$0.60	$0.67	$1.18	$1.09

At June 30, 2011 and 2010, we had issued and outstanding options to purchase approximately 90 million and 143 million shares of AT&T common stock. At June 30, 2011 and 2010, the exercise prices of 57 million and 127 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At June 30, 2011 and 2010, the exercise prices of 30 million and 12 million vested stock options were below market price.

AT&T INC.

JUNE 30, 2011

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verse® TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

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

In January 2011, we announced a change in our method of recognizing actuarial gains and losses for pension and other postretirement benefits as well as the attribution of those benefit costs to our segments. Historically, the total benefit costs were attributed to our various segments. As part of the benefit accounting change, the service cost and the amortization of prior service costs, which represent the benefits earned by active employees during the period, will continue to be attributed to the segment in which the employee is employed, while interest cost and expected return on assets are recorded in the Other segment as those financing activities are managed on a corporate level. Actuarial gains and losses resulting from the remeasurement of our pension and postretirement benefit plans, which generally occurs in the fourth quarter, will be reflected in AT&T’s consolidated results only. We have adjusted prior-period segment information to conform to the current period’s presentation.

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

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$15,602	$14,935	$841	$117	$-	$31,495
Operations and support expenses	9,782	10,104	580	262	-	20,728
Depreciation and amortization expenses	1,613	2,876	102	11	-	4,602
Total segment operating expenses	11,395	12,980	682	273	-	25,330
Segment operating income (loss)	4,207	1,955	159	(156)	-	6,165
Interest expense	-	-	-	-	848	848
Equity in net income (loss) of affiliates	(8)	-	-	215	-	207
Other income (expense) – net	-	-	-	-	27	27
Segment income before income taxes	$4,199	$1,955	$159	$59	$(821)	$5,551

At June 30, 2011 or for the six months ended
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$30,911	$29,885	$1,709	$237	$-	$62,742
Operations and support expenses	19,640	20,370	1,153	420	-	41,583
Depreciation and amortization expenses	3,118	5,834	207	27	-	9,186
Total segment operating expenses	22,758	26,204	1,360	447	-	50,769
Segment operating income (loss)	8,153	3,681	349	(210)	-	11,973
Interest expense	-	-	-	-	1,694	1,694
Equity in net income (loss) of affiliates	(12)	-	-	468	-	456
Other income (expense) – net	-	-	-	-	86	86
Segment income before income taxes	$8,141	$3,681	$349	$258	$(1,608)	$10,821
Segment assets	$124,054	$133,882	$7,867	$11,622	$(5,411)	$272,014
Investments in equity method affiliates	13	-	-	5,194	-	5,207
Expenditures for additions to long-lived assets	4,381	5,088	12	1	-	9,482

For the three months ended June 30, 2010
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Result
Total segment operating revenues	$14,242	$15,422	$1,007	$137	$-	$30,808
Operations and support expenses	8,553	10,289	662	402	-	19,906
Depreciation and amortization expenses	1,578	3,105	132	4	-	4,819
Total segment operating expenses	10,131	13,394	794	406	-	24,725
Segment operating income (loss)	4,111	2,028	213	(269)	-	6,083
Interest expense	-	-	-	-	754	754
Equity in net income of affiliates	8	-	-	187	-	195
Other income (expense) – net	-	-	-	-	723	723
Segment income before income taxes	$4,119	$2,028	$213	$(82)	$(31)	$6,247

For the six months ended June 30, 2010
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$28,139	$30,868	$2,048	$283	$-	$61,338
Operations and support expenses	16,726	20,801	1,326	832	-	39,685
Depreciation and amortization expenses	3,136	6,181	270	12	-	9,599
Total segment operating expenses	19,862	26,982	1,596	844	-	49,284
Segment operating income (loss)	8,277	3,886	452	(561)	-	12,054
Interest expense	-	-	-	-	1,519	1,519
Equity in net income of affiliates	20	5	-	387	-	412
Other income (expense) – net	-	-	-	-	701	701
Segment income before income taxes	$8,297	$3,891	$452	$(174)	$(818)	$11,648

AT&T INC.

JUNE 30, 2011

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

	$0000296	$0000296	$0000296	$0000296

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Pension cost:
Service cost – benefits earned during the period	$296	$269	$593	$538
Interest cost on projected benefit obligation	739	788	1,479	1,575
Expected return on assets	(922)	(944)	(1,844)	(1,887)
Amortization of prior service benefit	(4)	(4)	(8)	(8)

Net pension cost	$109	$109	$220	$218

Postretirement cost:
Service cost – benefits earned during the period	$91	$87	$181	$174
Interest cost on accumulated postretirement benefit obligation	512	566	1,025	1,129
Expected return on assets	(260)	(238)	(520)	(473)
Amortization of prior service benefit	(173)	(156)	(347)	(312)

Net postretirement cost	$170	$259	$339	$518

Combined net pension and postretirement cost	$279	$368	$559	$736

Our combined net pension and postretirement cost decreased $89 in the second quarter and $177 for the first six months of 2011. The decrease was primarily related to lower interest costs due to our reduction in the discount rate from 6.50% in 2010 to 5.80% in 2011.

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

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $36 in the second quarter of 2011, of which $32 was interest cost and $71 for the first six months, of which $63 was interest cost. In 2010, net supplemental retirement pension benefits cost was $38 in the second quarter, of which $34 was interest cost and $76 for the first six months, of which $68 was interest cost.

AT&T INC.

JUNE 30, 2011

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

Level 2

Inputs to the valuation methodology include:

—     Quoted prices for similar assets and liabilities in active markets.

—     Quoted prices for identical or similar assets or liabilities in inactive markets.

—     Inputs other than quoted market prices that are observable for the asset or liability.

—     Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

—     Fair value is often based on developed models in which there are few, if any, external observations.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2010.

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures	$ 66,328	$ 70,969	$ 64,256	$ 69,313
Commercial paper	5	5	1,625	1,625
Bank borrowings	17	17	27	27
Investment securities	2,229	2,229	2,185	2,185

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities

Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments have maturities of $225 less than one year, $103 between one to two years, $41 between three to four years, and $264 for five or more years.

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

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$ 982	$ -	$ -	$ 982
International equities	558	-	-	558
Fixed income bonds	-	633	-	633
Asset Derivatives[1]
Interest rate swaps	-	525	-	525
Cross-currency swaps	-	449	-	449
Interest rate locks	-	-	-	-
Foreign exchange contracts	-	13	-	13
Liability Derivatives[1]
Cross-currency swaps	-	(534)	-	(534)
Interest rate locks	-	(55)	-	(55)
Foreign exchange contracts	-	(5)	-	(5)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$ 976	$ -	$ -	$ 976
International equities	513	-	-	513
Fixed income bonds	-	639	-	639
Asset Derivatives[1]
Interest rate swaps	-	537	-	537
Cross-currency swaps	-	327	-	327
Interest rate locks	-	11	-	11
Foreign exchange contracts	-	6	-	6
Liability Derivatives[1]
Cross-currency swaps	-	(675)	-	(675)
Interest rate locks	-	(187)	-	(187)
Foreign exchange contracts	-	(2)	-	(2)

[1]	Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.

JUNE 30, 2011

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2011 and June 30, 2010, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2011 and June 30, 2010, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. No ineffectiveness was measured in the six months ended June 30, 2011. Over the next 12 months, we expect to reclassify $28 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012. In April 2011, we utilized $2,600 notional value of interest rate locks related to our April 2011 debt issuance.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the six months ended June 30, 2011 and June 30, 2010, no ineffectiveness was measured.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2011, we had no posted collateral (a deposit asset) and held collateral of $126 (a receipt liability). Under the agreements, if our credit rating had been simultaneously downgraded two rating levels by Moody’s Investors Service and Fitch, Inc., and one rating level by Standard & Poor’s Ratings Service, before the final collateral exchange in June, we would have been required to post collateral of $28. At December 31, 2010, we had posted collateral of $82 and held collateral of $26. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30, 2011	December 31, 2010
Interest rate swaps	$11,800	$11,050
Cross-currency swaps	7,502	7,502
Interest rate locks	800	3,400
Foreign exchange contracts	219	221

Total	$20,321	$22,173

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income

Fair Value Hedging Relationships	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$75	$142	$(11)	$194
Gain (Loss) on long-term debt	(75)	(142)	11	(194)

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were also reported as reductions of interest expense.

Cash Flow Hedging Relationships	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(117)	$(345)	$(149)	$(324)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	87	(379)	122	(433)
Interest income (expense) reclassified from accumulated OCI into income	(5)	(6)	(8)	(11)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(3)	(3)	5	(16)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(190) at June 30, 2011 and $(180) at December 31, 2010.

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Pending Acquisitions

T-Mobile  In March 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile USA, Inc. (T-Mobile) in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make Long Term Evolution network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. In March 2011, we filed with the U.S. Department of Justice (DOJ) notice of the transaction as required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). In April 2011, we filed our application for approval of the merger with the Federal Communications Commission (FCC). We also filed applications or notices in five states (Arizona, California, Hawaii, Louisiana and West Virginia), and have received approvals from Arizona, Louisiana and West Virginia. We anticipate closing the transaction by the end of the first quarter of 2012. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

In March 2011, we entered into a credit agreement with certain banks to provide unsecured bridge financing of up to $20,000 in connection with the T-Mobile acquisition. The lenders’ obligations to provide advances will terminate on September 20, 2012, unless prior to that date: (i) we reduce to $0 the commitments of the lenders to provide advances, (ii) the T-Mobile purchase agreement is terminated prior to the date the advances are made, or (iii) certain events of default occur. The agreement contains certain representations and warranties and covenants, including covenants related to liens, mergers and accounting changes, and a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant that upon closing of the acquisition, AT&T will maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.0 to 1.0.

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders’ commitments.

Qualcomm Spectrum Purchase  In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated (Qualcomm) for approximately $1,925 in cash. The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the HSR Act expired without the DOJ requesting additional information. We are awaiting approval from the FCC to complete the transaction. AT&T and Qualcomm anticipate closing the purchase in the second half of 2011.

Purchase of Wireless Partnership Minority Interest  On July 1, 2011, we completed the acquisition of Convergys’ minority interests in the Cincinnati SMSA Limited Partnership and an associated cell tower holding company for approximately $320 in cash.

Dispositions

Sale of Sterling Operations  In May 2010, we entered into an agreement to sell our Sterling Commerce Inc. (Sterling) subsidiary and changed our reporting for Sterling to discontinued operations. In August 2010, we completed the sale and received net proceeds of approximately $1,400, recording a gain of $769.

AT&T INC.

JUNE 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table includes Sterling’s operating results, which are presented in the “Income From Discontinued Operations, net of tax” line item on the consolidated statements of income. Prior to the reclassification, these results were reported in our Other segment:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Operating revenues	$136	$268
Operating expenses	127	255

Operating income	9	13

Income before income taxes	7	10
Income tax expense	12	13

Loss from discontinued operations, net of tax	$(5)	$(3)

NOTE 8. SUBSEQUENT EVENTS

Tender of Telmex Shares On August 1, 2011, the Board of Directors of América Móvil, S.A. de C.V. (América Móvil) approved a tender offer for the remaining outstanding shares of Télefonos de México, S.A. de C.V. (Telmex) that were not already owned by América Móvil. The offer was for $10.50 Mexican pesos per share (payable in cash). We have announced our intent to tender all of our shares of Telmex for an estimated $1,370 of cash (using August 1, 2011 exchange rate). Assuming the tender offer is launched and it is completed, we expect to record a gain of approximately $0.01 to $0.03 per diluted share after tax as a result of this sale.

AT&T INC.

JUNE 30, 2011

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2011 and 2010 are summarized as follows:

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Operating Revenues	$31,495	$30,808	2.2%	$62,742	$61,338	2.3%

Operating expenses
Cost of services and sales	13,332	12,452	7.1	26,735	24,835	7.7
Selling, general and administrative	7,396	7,454	(0.8)	14,848	14,850	-
Depreciation and amortization	4,602	4,819	(4.5)	9,186	9,599	(4.3)

Total Operating Expenses	25,330	24,725	2.4	50,769	49,284	3.0

Operating Income	6,165	6,083	1.3	11,973	12,054	(0.7)
Income from Continuing Operations Before Income Taxes	5,551	6,247	(11.1)	10,821	11,648	(7.1)
Income from Continuing Operations	3,658	4,087	(10.5)	7,126	6,625	7.6
Net Income Attributable to AT&T	$3,591	$4,003	(10.3)%	$6,999	$6,456	8.4%

Overview

Operating income increased $82, or 1.3%, in the second quarter and decreased $81, or 0.7%, for the first six months of 2011. Operating income in the second quarter and for the first six months reflects continued growth in wireless service revenue, driven mostly by our subscriber and data revenue growth, along with an increase in AT&T U-verse® (U-verse) services and strategic business services. Also contributing to the positive operating income in the second quarter were decreased employee-related charges and lower amortization expenses associated with the accelerated amortization of customer lists acquired in acquisitions. Partially offsetting this increase in the second quarter and more than offsetting the increase for the first six months were continued declines in voice revenue and higher costs from increased sales of smartphones. Our operating income margin in the second quarter decreased from 19.7% in 2010 to 19.6% in 2011 and for the first six months decreased from 19.7% in 2010 to 19.1% in 2011.

Operating revenues increased $687, or 2.2%, in the second quarter and $1,404, or 2.3%, for the first six months. This increase was primarily due to the continued growth in wireless service revenue, driven mostly by our increase in subscribers along with a significant increase in wireless data revenue, stemming from higher smartphone sales. Also contributing to the increase was higher wireline data revenue largely due to Internet Protocol (IP) data growth, driven by U-verse subscriber growth and strategic business services.

Partially offsetting our revenue growth was the continued decline in our voice revenues due to a decrease in total switched access lines of 12.2% during the first six months of 2011. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.

JUNE 30, 2011

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Cost of services and sales expenses increased $880, or 7.1%, in the second quarter and $1,900, or 7.7%, for the first six months. Increased cost of services and sales were primarily due to strong sales of wireless smartphones, a high number of customers upgrading their wireless handset and costs associated with transferring primarily former Alltel Wireless (Alltel) and Centennial Communications Corp. (Centennial) wireless customers to our network. Lower employee-related charges in the second quarter partially offset these increases.

Selling, general and administrative expenses decreased $58, or 0.8%, in the second quarter and $2 for the first six months. These decreases were primarily due to lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses) and decreases in other employee-related expenses partially offset by expenses related to our pending acquisition of T-Mobile USA, Inc. (T-Mobile). The decrease for the first six months was mostly offset by higher wireless commission and sales.

Depreciation and amortization expense decreased $217, or 4.5%, in the second quarter and $413, or 4.3%, for the first six months. The decrease was due to lower amortization of intangibles related to customer lists associated with acquisitions, partially offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense increased $94, or 12.5%, in the second quarter and $175, or 11.5%, for the first six months of 2011. These increases in interest expense were primarily due to no longer capitalizing interest on spectrum that will be used to support our Long Term Evolution (LTE) technology, partially offset by a decrease in our average debt balances. Effective January 1, 2011, we ceased capitalization of interest on spectrum for LTE as this spectrum was determined to be ready for its intended use.

Equity in net income of affiliates increased $12, or 6.2%, in the second quarter and $44, or 10.7%, for the first six months of 2011. Increased equity in net income of affiliates was primarily due to improved operating results at América Móvil, S.A. de C.V. (América Móvil).

Other income (expense) – net  We had other income of $27 in the second quarter and $86 for the first six months of 2011, compared to other income of $723 in the second quarter and $701 for the first six months of 2010. Results for 2011 included interest, dividend and leveraged lease income of $34 in the second quarter and $54 for the first six months and a net gain of $48 from the sale of investments, partially offset by a loss of $20 on the sale of nonstrategic assets during the first six months.

Results in the second quarter and for the first six months of 2010 included a $647 gain on the exchange of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) shares for América Móvil shares, a gain from appreciation and sale of other investments, leveraged lease income, dividends and interest.

Income taxes decreased $267, or 12.4%, in the second quarter and $1,328, or 26.4%, for the first six months of 2011. The decrease in income taxes for the first six months of 2011 was primarily due to a $995 charge recorded during the first quarter of 2010 to reflect the deferred tax impact of enacted U.S. healthcare legislation. Our effective tax rate was 34.1% for both the second quarter and the first six months of 2011, as compared to 34.6% for second quarter and 43.1% for the first six months of 2010.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Selected Financial and Operating Data

	0000272,450	0000272,450
	June 30,
	2011	2010
Wireless customers (000)	98,615	90,130
Postpaid wireless customers (000)	68,353	66,970
Prepaid wireless customers (000)	6,750	5,881
Reseller wireless customers (000)	12,522	10,597
Connected device customers (000)	10,990	6,682
Wireline consumer revenue connections (000)[1,2]	42,505	44,262
Network access lines in service (000)2,[7,8]	39,275	44,730
Broadband connections (000)[2,3,7]	16,473	15,952
Video connections (000)[4]	5,259	4,558
Debt ratio[5,7]	36.8%	40.4%
Ratio of earnings to fixed charges[6],7	5.40	5.56
Number of AT&T employees	258,870	272,450
[1]	Wireline consumer revenue connections includes retail access lines, U-verse VoIP connections, broadband and video.
[2]	Represents services provided by AT&T’s Incumbent Local Exchange Carriers (ILECs) and affiliates.
[3]	Broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
[4]	Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 3,407 in 2011 and 2,505 in 2010).
[5]

Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash on hand available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

[6]	See Exhibit 12.
[7]	Prior-year amounts restated to conform to current-period reporting methodology.
[8]	At June 30, 2011, total switched access lines were 39,275, retail business switched access lines totaled 16,293 and wholesale and coin switched access lines totaled 2,270.

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, U-verse TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search.

The Other segment includes results from customer information services, our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on pension and postretirement benefits assets.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

In January 2011, we announced a change in our method of recognizing actuarial gains and losses for pension and other postretirement benefits as well as the attribution of those benefit costs to our segments. Historically, the total benefit costs were attributed to our various segments. As part of the benefit accounting change, the service cost and the amortization of prior service costs, which represent the benefits earned by active employees during the period, will continue to be attributed to the segment in which the employee is employed, while interest cost and expected return on assets are recorded in the Other segment as those financing activities are managed on a corporate level. Actuarial gains and losses resulting from the remeasurement of our pension and postretirement benefit plans, which generally occurs in the fourth quarter, will be reflected in AT&T’s consolidated results only. We have adjusted prior-period segment information to conform to the current period’s presentation.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

AT&T INC.

JUNE 30, 2011

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Wireless

Segment Results

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Segment operating revenues
Service	$14,157	$13,186	7.4%	$28,118	$26,036	8.0%
Equipment	1,445	1,056	36.8	2,793	2,103	32.8

Total Segment Operating Revenues	15,602	14,242	9.5	30,911	28,139	9.9

Segment operating expenses
Operations and support	9,782	8,553	14.4	19,640	16,726	17.4
Depreciation and amortization	1,613	1,578	2.2	3,118	3,136	(0.6)

Total Segment Operating Expenses	11,395	10,131	12.5	22,758	19,862	14.6

Segment Operating Income	4,207	4,111	2.3	8,153	8,277	(1.5)
Equity in Net Income (Loss) of Affiliates	(8)	8	-	(12)	20	-

Segment Income	$4,199	$4,119	1.9%	$8,141	$8,297	(1.9)%

The following table highlights other key measures of performance for the Wireless segment:

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Wireless Subscribers (000)				98,615	90,130	9.4%
Gross Subscriber Additions (000)[1]	5,301	4,942	7.3%	11,208	10,136	10.6
Net Subscriber Additions (000)[1]	1,095	1,562	(29.9)	3,079	3,419	(9.9)
Total Churn	1.43%	1.29%	14 BP	1.40%	1.29%	11 BP

Postpaid Subscribers (000)				68,353	66,970	2.1%
Net Postpaid Subscriber Additions (000)[1]	331	496	(33.3)%	393	1,008	(61.0)
Postpaid Churn	1.15%	1.01%	14 BP	1.17%	1.04%	13 BP

Prepaid Subscribers (000)				6,750	5,881	14.8%
Net Prepaid Subscriber Additions (000)[1]	137	300	(54.3)%	222	324	(31.5)

Reseller Subscribers (000)				12,522	10,597	18.2
Net Reseller Subscriber Additions (000)[1]	248	(130)	-	809	139	-

Connected Device Subscribers (000)[2]				10,990	6,682	64.5
Net Connected Device Subscriber Additions (000)	379	896	(57.7)%	1,655	1,948	(15.0)%

[1]	Excludes merger and acquisition-related additions during the period.
[2]	Includes data-centric devices such as eReaders, home security monitoring, fleet management, and smart grid devices. Tablets are primarily reflected in our prepaid subscriber category.

Wireless Metrics

Subscriber Additions As of June 30, 2011, we served 98.6 million wireless subscribers. Lower net subscriber additions (net additions) in the first six months of 2011 were primarily attributable to lower net postpaid additions and lower net connected devices additions. The declines in net postpaid additions in the second quarter and first six months of 2011 reflect slowing growth in the industry’s subscriber base, higher postpaid churn attributable in part to the integration of Alltel and Centennial customers into our network, and the expiration of Apple iPhone exclusivity in the first quarter of 2011. The 7.3% increase in gross additions in the second quarter was primarily related to higher activations of postpaid smartphones (a

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

handset with voice and data capabilities using an advanced operating system to better manage data and Internet access), Alltel subscriber additions, and an increase in our reseller subscriber base. The 10.6% increase in gross additions for the first six months of 2011 primarily related to the postpaid smartphone sales trend, sales of connected devices and tablets, Alltel subscriber additions, and growth in our reseller subscriber base. We expect revenue growth to continue to shift from voice toward data revenues with increasing penetration rates for smartphones and additional sales of data-centric devices.

Average service revenue per user (ARPU) from postpaid subscribers increased 2.0% in the second quarter and 2.2% for the first six months of 2011, driven by an increase in postpaid data services ARPU of 16.6% in the second quarter and an increase of 16.3% for the first six months of 2011. Of our total postpaid subscriber base, 67% now use more advanced handsets (with 50% using smartphones), up from 53% a year earlier (with 36% using smartphones). Approximately 68% of our postpaid subscribers were on data plans as of June 30, 2011, up from 58% as of June 30, 2010. The growth in postpaid data services ARPU in the second quarter and for the first six months of 2011 was partially offset by a 5.4% decrease in the second quarter and a 4.8% decrease for the first six months of 2011 in postpaid voice and other service ARPU. Postpaid voice and other service ARPU declined due to lower access and airtime charges and roaming revenues. Continued growth in our FamilyTalk® Plans (family plans) subscriber base, which has lower ARPU than traditional postpaid subscribers, has also contributed to these declines. The postpaid ARPU increases also reflected the inclusion of subscribers from the Alltel merger.

Total ARPU declined 3.7% in the second quarter and 3.5% for the first six months of 2011, reflecting strong growth in connected devices, tablet subscribers, and reseller subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid plans, so those subscribers typically have a lower ARPU compared to ARPU generated from our other subscribers. Data services ARPU increased 10.7% in the second quarter and 10.5% for the first six months of 2011, reflecting these trends. We expect continued revenue growth from data services, as more subscribers purchase smartphones and data-centric devices, and as we continue to expand our network. Voice and other service ARPU declined 10.8% in the second quarter and 10.3% for the first six months of 2011. We expect continued pressure on voice and other service ARPU.

Churn The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless subscribers who cancel service during a period by the total number of wireless subscribers at the beginning of that period. The churn rate for an annual period is equal to the average of the churn rate for each month of that period. Higher total, postpaid, and connected device churn rates contributed to the decline in net additions in the second quarter and first six months of 2011. Churn also increased slightly as we transitioned former Alltel and Centennial subscribers to our network. Reseller subscribers, who generally have the lowest churn rate among our wireless subscribers, partially offset the churn rate increases due to their increasing share of net additions. A lower prepaid churn rate, due to the introduction of additional tablets to the market after the first quarter of 2010, also partially offset a higher postpaid churn rate.

Wireless Subscriber Relationships

The wireless industry continues to mature. Accordingly, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices. To attract and retain subscribers, we offer a wide variety of service plans in addition to offering a broad handset line. Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. We also offer data plans at different price levels to attract a wide variety of subscribers and to differentiate us from our competitors. Many of our subscribers are on family plans or business plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. As of June 30, 2011, more than 85% of our postpaid subscribers are on family plans or business discount plans. Moreover, the vast majority of postpaid subscribers (including family plan users) are allowed to accumulate unused minutes (known as Rollover Minutes®), a feature that is currently not offered by other major postpaid carriers in the United States, and users would lose these minutes if they switched carriers. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. In the first six months of 2011, we continued to see a significant portion of our existing subscriber base upgrade from their current devices to smartphones. We also introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

We offer a large variety of handsets, including at least 16 smartphones with advanced operating systems from eight manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry, with the continual introduction of new models (e.g., various Windows, Android, and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of handsets reduces dependence on any single product as these products continue to evolve in terms of technology and subscriber appeal. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. As is common in the industry, most of our phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. While the expiration of our iPhone exclusivity arrangement in the first quarter of 2011 contributed to a very small increase in postpaid churn for the first six months of 2011, this increase was largely due to customers that were not currently using an iPhone. While the expiration of our iPhone exclusivity arrangement may continue to affect our net postpaid subscriber additions, we do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

We also believe future wireless growth will depend upon a wireless network that has sufficient spectrum and capacity to support innovative services and devices, and makes these innovations available to more wireless subscribers. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. Unless a solution is obtained, these constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services. To address these constraints, in March 2011, we announced an agreement to acquire T-Mobile (see “T-Mobile” discussed in “Other Business Matters”), which is currently under ongoing regulatory review. While AT&T has and will continue to attempt to address spectrum and capacity constraints on a market-by-market basis, this acquisition provides the surest, fastest, and most efficient solution to these spectrum and capacity constraints. We also anticipate that the acquisition will enhance our ability to provide LTE network technology to over 97% of the U.S. population, including those in various rural areas.

Wireless Operating Results

Our Wireless segment operating income margin in the second quarter decreased from 28.9% in 2010 to 27.0% in 2011, and for the first six months decreased from 29.4% in 2010 to 26.4% in 2011. The margin declines in 2011 were primarily due to higher selling costs associated with smartphone activations and costs associated with the transition of former Alltel and Centennial subscribers to our network, partially offset by higher data revenues generated by our subscribers during the period. While we subsidize the sales prices of various smartphones, we expect to recover that cost over time from increased usage of the devices (especially data usage by the subscriber).

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $971, or 7.4%, in the second quarter and $2,082, or 8.0%, for the first six months of 2011. The increases for these periods consisted of the following:

—

Data service revenues increased $1,024, or 23.4%, in the second quarter and $2,011, or 23.7%, for the first six months of 2011. The increases were primarily due to the increased number of subscribers and heavier text and multimedia messaging and Internet access by subscribers using integrated devices and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for approximately 37% of our wireless service revenues for the first six months of 2011, compared to 33% for the first six months of 2010.

—

Voice and other service revenues decreased $53, or 0.6%, in the second quarter, and increased $71, or 0.4%, for the first six months of 2011. While the number of wireless subscribers increased 9.4% over the last 12 months, ARPU continues to decline for voice and other non-data wireless services.

Equipment revenues increased $389, or 36.8%, in the second quarter and $690, or 32.8%, for the first six months of 2011, primarily due to higher sales of smartphones. As previously noted, an increasing share of our postpaid subscriber base now uses a smartphone. Our mix of smartphone sales as a percentage of total sales and upgrades to postpaid subscribers has continued to increase, with the introduction of additional smartphones to the market.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operations and support expenses increased $1,229, or 14.4%, in the second quarter, and $2,914, or 17.4%, for the first six months of 2011, primarily due to the following:

—

Higher levels of smartphone sales and upgrades, as well as handsets provided to former Alltel subscribers, increased equipment costs $930 in the second quarter and $1,857 for the first six months and increased commission expenses $159 in the second quarter and $382 for the first six months.

—

Interconnect, network system, and long-distance costs increased $265 in the second quarter and $590 for the first six months due to higher network traffic, our ongoing network enhancement efforts, and higher leasing costs.

—	Selling expenses (other than commissions) increased $138 in the second quarter and $265 for the first six months due to increased employee-related costs and advertising.

Partially offsetting these increases were the following:

—

Administrative expenses decreased $174 in the second quarter and decreased $74 for the first six months of 2011 due in part to lower legal, tax, and payroll costs in both periods and a reclassification of shared information technology costs.

Depreciation and amortization expenses increased $35, or 2.2%, in the second quarter and decreased $18, or 0.6%, for the first six months of 2011. Depreciation expense increased $159, or 12.7%, in the second quarter and $229, or 9.3%, in the first six months primarily due to ongoing capital spending for network upgrades and expansion and the reclassification of shared information technology costs partially offset by certain network assets becoming fully depreciated.

Amortization expense decreased $124, or 37.6%, in the second quarter and $247, or 36.2%, for the first six months primarily due to lower amortization of intangibles for customer lists related to acquisitions.

Wireline

Segment Results

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Segment operating revenues
Data	$7,356	$6,866	7.1%	$14,536	$13,517	7.5%
Voice	6,342	7,224	(12.2)	12,893	14,707	(12.3)
Other	1,237	1,332	(7.1)	2,456	2,644	(7.1)

Total Segment Operating Revenues	14,935	15,422	(3.2)	29,885	30,868	(3.2)

Segment operating expenses
Operations and support	10,104	10,289	(1.8)	20,370	20,801	(2.1)
Depreciation and amortization	2,876	3,105	(7.4)	5,834	6,181	(5.6)

Total Segment Operating Expenses	12,980	13,394	(3.1)	26,204	26,982	(2.9)

Segment Operating Income	1,955	2,028	(3.6)	3,681	3,886	(5.3)
Equity in Net Income of Affiliates	-	-	-	-	5	-

Segment Income	$1,955	$2,028	(3.6)%	$3,681	$3,891	(5.4)%

Operating Income and Margin Trends

Our Wireline segment operating income decreased $73, or 3.6%, in the second quarter and $205, or 5.3%, for the first six months of 2011. Segment operating income margin in the second quarter decreased from 13.2% in 2010 to 13.1% in 2011, and for the first six months decreased from 12.6% in 2010 to 12.3% in 2011. Our operating income and margins continued to be pressured by access line declines as our wireline consumer and business customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and U-verse voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The Wireline operating margins also reflect increases in data revenue growth and decreases in employee-related costs, driven by continuing cost initiatives and workforce reductions.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Operating Results

Data revenues increased $490, or 7.1%, in the second quarter and $1,019, or 7.5%, for the first six months of 2011. Data revenues accounted for approximately 49% of wireline operating revenues for the first six months of 2011 and 44% for the first six months of 2010. Data revenues include transport, IP and packet-switched data services.

—

IP data revenues increased $622, or 16.2%, in the second quarter and $1,277, or 17.1%, for the first six months of 2011 primarily driven by U-verse expansion, broadband additions and growth in IP-based strategic business services, which include Ethernet and application services. In the second quarter and for the first six months U-verse video revenues increased $303 and $623, strategic business service revenues increased $224 and $431 and broadband high-speed Internet access increased $89 and $187, respectively. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

—

Traditional packet switched data services revenue, which include frame relay and asynchronous transfer mode services, decreased $94, or 22.8%, in the second quarter and $191, or 22.6%, for the first six months of 2011. This decrease is primarily due to lower demand as customers continue to shift to IP-based technology such as Virtual Private Networks, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Voice revenues decreased $882, or 12.2%, in the second quarter and $1,814, or 12.3%, for the first six months of 2011 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.

—

Local voice revenues decreased $553, or 12.4%, in the second quarter and $1,114, or 12.3%, for the first six months of 2011. The decrease was driven primarily by a 12.2% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

—

Long-distance revenues decreased $306, or 12.4%, in the second quarter and $653, or 12.9%, for the first six months of 2011. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $244 in the second quarter and $523 for the first six months of 2011. Additionally, expected declines in the number of our national mass-market customers decreased revenues $64 in the second quarter and $133 for the first six months of 2011.

Other operating revenues decreased $95, or 7.1%, in the second quarter and $188, or 7.1%, for the first six months of 2011. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for more than 60% of total other revenue for both periods.

Operations and support expenses decreased $185, or 1.8%, in the second quarter and decreased $431, or 2.1%, for the first six months of 2011. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include certain network planning and engineering expenses, information technology, our repair technicians and repair services and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The decreases in the second quarter and for the first six months were primarily due to lower employee-related expenses $108 and $487, reflecting ongoing workforce reduction initiatives, and reduced traffic compensation charges of $103 and $276, respectively. These decreases were partially offset by an increase in U-verse related spending of $93 in the second quarter and $219 for the first six months. Also contributing to a net decrease in the second quarter were refunds of transaction taxes and regulatory fees, and other one-time adjustments.

Depreciation and amortization expenses decreased $229, or 7.4%, in the second quarter and $347, or 5.6%, for the first six months. The second quarter and year-to-date decrease is primarily related to lower amortization of intangibles for the customer lists associated with acquisitions, partially offset by increased depreciation related to capital spending for network upgrades and expansion.

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary

Our switched access lines and other services provided by our local exchange telephone subsidiaries at June 30, 2011 and 2010 are shown below, and trends are addressed throughout this segment discussion.

(in 000s)	June 30, 2011	June 30, 2010	Percent Change
Switched Access Lines[1]
Retail Consumer	20,712	24,452	(15.3)%
Retail Business[2]	16,293	17,728	(8.1)
Retail Subtotal[2]	37,005	42,180	(12.3)

Wholesale Subtotal[2]	2,216	2,480	(10.6)

Total Switched Access Lines2,[3]	39,275	44,730	(12.2)%

Total Retail Consumer Voice Connections[6]	22,735	25,780	(11.8)%

Total Wireline Broadband Connections[4]	16,473	15,952	3.3%

Satellite service[5]	1,852	2,053	(9.8)%
U-verse video	3,407	2,505	36.0
Video Connections	5,259	4,558	15.4%

1 Represents access lines served by AT&T’s ILECs and affiliates.

2 Prior-period amounts restated to conform to current-period reporting methodology.

3 Total switched access lines includes payphone access lines of 54 at June 30, 2011 and 70 at June 30, 2010.

4 Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.

5 Satellite service includes connections under our agency and resale agreements.

6 Includes consumer U-verse VoIP connections of 2,023 at June 30, 2011 and 1,328 at June 30, 2010.

Advertising Solutions

Segment Results

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Total Segment Operating Revenues	$ 841	$ 1,007	(16.5)%	$ 1,709	$ 2,048	(16.6)%
Segment operating expenses
Operations and support	580	662	(12.4)	1,153	1,326	(13.0)
Depreciation and amortization	102	132	(22.7)	207	270	(23.3)
Total Segment Operating Expenses	682	794	(14.1)	1,360	1,596	(14.8)
Segment Income	$ 159	$ 213	(25.4)%	$ 349	$ 452	(22.8)%

Operating Results

Our advertising solutions operating income margin was 18.9% in the second quarter of 2011, compared to 21.2% in the second quarter of 2010 and 20.4% for the first six months of 2011 compared to 22.1% for the first six months of 2010. The declines are primarily attributable to decreased print advertising revenue.

Operating revenues decreased $166, or 16.5%, in the second quarter and $339, or 16.6%, for the first six months of 2011, reflecting migration from print to online search, partially offset by an increase in interactive advertising.

Operating expenses decreased $112, or 14.1%, in the second quarter and $236, or 14.8%, for the first six months of 2011, largely driven by decreased product related expense of $58 in the second quarter and $105 for the first six months and lower

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

bad debt expense of $32 in the second quarter and $68 for the first six months. Also contributing to the decreases was lower amortization expense of $32 in the second quarter and $68 for the first six months, due to a declining basis method of customer list amortization.

Other

Segment Results

	Second Quarter			Six-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change
Total Segment Operating Revenues	$117	$137	(14.6)%	$237	$283	(16.3)%

Total Segment Operating Expenses	273	406	(32.8)	447	844	(47.0)

Segment Operating Loss	(156)	(269)	42.0	(210)	(561)	62.6

Equity in Net Income of Affiliates	215	187	15.0	468	387	20.9

Segment Income (Loss)	$59	$(82)	-	$258	$(174)	-

The Other segment includes results from customer information services and all corporate and other operations. This segment includes our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including the interest cost and expected return on pension and postretirement benefits assets.

Segment operating revenues decreased $20, or 14.6%, in the second quarter and $46, or 16.3%, for the first six months of 2011 primarily due to reduced revenues from our operator services.

Segment operating expenses decreased $133, or 32.8%, in the second quarter and $397, or 47.0%, for the first six months of 2011 primarily due to reduced financing-related costs associated with our pension and postretirement benefits and lower other employee-related charges, partially offset by costs associated with our pending acquisition of T-Mobile.

Our Other segment also includes our equity investments in international companies, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates increased $28, or 15.0%, in the second quarter and $81, or 20.9%, for the first six months of 2011 primarily due to improved operating results at América Móvil, partially offset by decreased results at Télefonos de México, S.A. de C.V. (Telmex). In June 2010, América Móvil acquired control of Telmex and Telmex Internacional, which contributed to the improved operating results at América Móvil in 2011.

Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2011	2010	2011	2010
América Móvil	$191	$138	$418	$ 283
Telmex	24	31	49	71
Telmex Internacional	-	19	-	35
Other	-	(1)	1	(2)
Other Segment Equity in Net Income of Affiliates	$215	$187	$468	$387

AT&T INC.

JUNE 30, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services We continue to expand our deployment of U-verse High Speed Internet and TV services. As of June 30, 2011, we have passed 29 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 76% of those units. We are now nearing completion of our deployment goal of 30 million living units by year-end 2011.

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

Retiree Phone Concession Litigation In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal, and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion was granted in January 2011, and a final judgment was entered in our favor. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. On June 3, 2011, the Fifth Circuit Court of Appeals held that a similar cash reimbursement program currently offered to out-of-region retirees of BellSouth is not a defined benefit plan. The Court’s decision lends significant support to our belief that an adverse outcome having a material effect on our financial statements in this case is unlikely, but we will continue to evaluate the potential impact of this suit on our financial results as it progresses.

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

AT&T INC.

JUNE 30, 2011

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

Wireless Transactions

Qualcomm Spectrum Purchase  In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated for approximately $1,925 in cash. The spectrum covers more than 300 million people total nationwide, including 12 MHz of Lower 700 MHz D and E block spectrum covering more than 70 million people in five of the top 15 metropolitan areas and 6 MHz of Lower 700 MHz D block spectrum covering more than 230 million people across the rest of the United States. We plan to deploy this spectrum as supplemental downlink capacity, using carrier aggregation technology once compatible handsets and network equipment are developed. The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) expired without the Department of Justice (DOJ) requesting additional information. We are awaiting approval by the FCC to complete this transaction. We anticipate closing the purchase in the second half of 2011.

T-Mobile  In March 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments, and the right to nominate a person to a seat on our Board of Directors. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make LTE network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. In March 2011, we filed with the U.S. DOJ notice of the transaction as required under the HSR Act. In April 2011, we filed our application for approval of the merger with the FCC. We also filed applications or notices in five states (Arizona, California, Hawaii, Louisiana and West Virginia), and have received approvals from Arizona, Louisiana and West Virginia . We anticipate closing the transaction by the end of the first quarter of 2012. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

In March 2011, we entered into a credit agreement with certain banks to provide unsecured bridge financing of up to $20,000 in connection with the T-Mobile acquisition. The obligations of the lenders under the agreement to provide advances will terminate on September 20, 2012, unless prior to that date: (i) we reduce to $0 the commitments of the lenders under the agreement, (ii) the T-Mobile purchase agreement is terminated prior to the date the advances are made, or (iii) certain events of default occur. The agreement contains certain representations and warranties and covenants, including a debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization, and other modifications described in the agreement) financial ratio covenant effective after the acquisition closes, that AT&T will maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.0 to 1.0.

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders’ commitments.

Purchase of Wireless Partnership Minority Interest  On July 1, 2011, we completed the acquisition of Convergys’ minority interests in the Cincinnati SMSA Limited Partnership and an associated cell tower holding company for approximately $320 in cash. Our decision to purchase Convergys’ minority stake was driven by financial and operational

AT&T INC.

JUNE 30, 2011

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

considerations, and because we acquired minority interests in partnerships we already controlled, regulatory approvals for this transaction were not required. We expect no significant impact on our financial results from this transaction.

Tender of Telmex Shares On August 1, 2011, the Board of Directors of América Móvil approved a tender offer for the remaining outstanding shares of Telmex that were not already owned by América Móvil. The offer was for $10.50 Mexican pesos per share (payable in cash). We have announced our intent to tender all of shares of Telmex for an estimated $1,370 of cash (using August 1, 2011 exchange rate). assuming the tender offer launched and it is completed, we expect to record a gain of approximately $0.01 to $0.03 per diluted share after tax as a result of this sale.

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

Wireless Broadband Competition  On April 7, 2011, the FCC released a wireless data roaming order requiring wireless carriers to offer wireless data roaming services on “commercially reasonable terms” to other wireless carriers in places where those operators do not have their own systems. As of August 3, 2011, AT&T had signed a total of 16 agreements covered by the order, 12 of which were signed since the order was released. We do not expect this order to have a material impact on our operating results.

AT&T INC.

JUNE 30, 2011

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $3,831 in cash and cash equivalents available at June 30, 2011. Cash and cash equivalents included cash of $329 and money market funds and other cash equivalents of $3,502. In the first six months of 2011, cash inflows were primarily provided by cash receipts from operations and the issuance of long-term debt. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders and the repayment of debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities

During the first six months of 2011, cash provided by operating activities was $16,757, compared to $15,811 for the first six months of 2010. Our higher operating cash flow reflects decreased tax payments of $2,645 and higher net income partially offset by employee and other accrued liabilities.

Cash Used in or Provided by Investing Activities

For the first six months of 2011, cash used in investing activities totaled $9,450 and consisted primarily of $9,405 for capital expenditures, excluding interest during construction.

Our capital expenditures are primarily for our wireless and wireline subsidiaries’ networks, our U-verse services and support systems for our communications services. The Wireline segment represented 54% of the total capital expenditures, excluding interest during construction, and increased 6% in the first six months. Wireline expenditures increased due to greater demand for Ethernet access and high-speed data services. Capital spending in our Wireless segment, excluding capitalized interest during construction, represented 46% of our total spending and increased 42% in the first six months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the initial deployment of LTE (4G) equipment for our expected summer 2011 commercial launch.

We expect that our capital expenditures during 2011 will be in the $20,000 range, assuming that the regulatory environment remains favorable for investment. We continue to expect to fund 2011 capital expenditures for our Wireless and Wireline segments, including international operations, using cash from operations and incremental borrowings, depending on interest rate levels and overall market conditions. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities

For the six months of 2011, our financing activities were proceeds of $2,985 from our April issuance of $1,750 of 2.95% global notes due 2016 and $1,250 of 4.45% global notes due 2021 (the proceeds of which were used for general purposes). Our other financing activities primarily consisted of the payment of dividends and the repayment of debt.

We paid dividends of $5,082 during the first six months of 2011, compared with $4,960 for the first six months of 2010, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2010. Dividends declared by our Board of Directors totaled $0.43 per share in the second quarter and $0.86 per share for the first six months of 2011 and $0.42 per share in the second quarter and $0.84 per share for the first six months of 2010. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.

JUNE 30, 2011

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share amounts

At June 30, 2011, we had $7,910 of debt maturing within one year, which included $7,888 of long-term debt maturities, $5 of commercial paper and $17 of other short-term borrowings. Debt maturing within one year includes the following notes that may be put back to us by the holders:

•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us, each April until maturity in 2021. No such put was exercised during April 2011.

•

An accreting zero-coupon note, that beginning in May 2012, may be redeemed each May, until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

During the first six months of 2011, we repaid $1,290 of long-term debt with a weighted average interest rate of 6.23%. Additionally, in April 2011, we filed a registration statement with the Securities and Exchange Commission to exchange $3,500 of previously issued privately held notes for registered notes.

In December 2010, we entered into two revolving credit facilities with a syndicate of banks – a four-year, $5,000 agreement and a $3,000, 364-day agreement. In the event advances are made under either agreement, those advances would be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the four-year agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, financial debt ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At June 30, 2011, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our international equity investees. At June 30, 2011, our debt ratio was 36.8%, compared to 40.4% at June 30, 2010, and 37.1% at December 31, 2010. The debt ratio is affected by the same factors that affect total capital, and reflects our continued reduction in debt.

In July 2011, we completed the acquisition of Convergys’ minority interests in the Cincinnati SMSA Limited Partnership and an associated cell tower holding company for approximately $320 in cash.

AT&T INC.

JUNE 30, 2011

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At June 30, 2011, we had interest rate swaps with a notional value of $11,800 and a fair value of $525.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(85) at June 30, 2011. We have rate locks with a notional value of $800 and a fair value of $(55) and foreign exchange contracts with a notional value of $219 and a net fair value of $8 at June 30, 2011.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2011.

AT&T INC.

JUNE 30, 2011

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•

Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets and at favorable rates.

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

JUNE 30, 2011

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

As discussed in Other Business Matters, in March 2011, we agreed to acquire T-Mobile for approximately $39,000. We believe that the acquisition will give us the scale, resources and spectrum to enable us to deploy LTE technology to more customers than otherwise possible and to address impending spectrum and network capacity constraints thereby enabling us to provide higher quality service including fewer dropped calls, fewer failed calls attempted and increased data speeds. In addition, we believe the acquisition will result in cost savings and other potential synergies. Achieving these results first will depend upon obtaining governmental approvals on favorable terms within the time limits set forth in the purchase agreement. Delays in this process could divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained, then we must integrate a large number of network and other operational systems and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, and therefore expect a successful integration in this case, delays in the process could have a material adverse affect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.

JUNE 30, 2011

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

AT&T Inc.

August 5, 2011	/s/ John J. Stephens
John J. Stephens
Senior Executive Vice President and Chief Financial Officer