Form 10-Q
period 2011-09-30
AT&T INC.
filed 2011-11-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes [   ]   No [X]

At October 31, 2011 there were 5,926 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Wireless service	$14,261	$13,675	$42,379	$39,711
Data	7,472	6,947	22,008	20,464
Voice	6,243	6,978	19,136	21,685
Directory	803	961	2,512	3,009
Other	2,699	3,020	8,185	8,050
Total operating revenues	31,478	31,581	94,220	92,919
Operating Expenses
Cost of services and sales (exclusive of depreciation and amortization shown separately below)	13,165	13,605	39,900	38,440
Selling, general and administrative	7,460	7,672	22,308	22,522
Depreciation and amortization	4,618	4,873	13,804	14,472
Total operating expenses	25,243	26,150	76,012	75,434
Operating Income	6,235	5,431	18,208	17,485
Other Income (Expense)
Interest expense	(889)	(729)	(2,583)	(2,248)
Equity in net income of affiliates	193	217	649	629
Other income (expense) - net	46	124	132	825
Total other income (expense)	(650)	(388)	(1,802)	(794)
Income from Continuing Operations Before Income Taxes	5,585	5,043	16,406	16,691
Income tax (benefit) expense	1,899	(6,573)	5,594	(1,550)
Income from Continuing Operations	3,686	11,616	10,812	18,241
Income from Discontinued Operations, net of tax	-	780	-	777
Net Income	3,686	12,396	10,812	19,018
Less: Net Income Attributable to Noncontrolling Interest	(63)	(77)	(190)	(243)
Net Income Attributable to AT&T	$3,623	$12,319	$10,622	$18,775
Basic Earnings Per Share from Continuing Operations Attributable to AT&T	$0.61	$1.95	$1.79	$3.05
Basic Earnings Per Share from Discontinued Operations Attributable to AT&T	-	0.13	-	0.13
Basic Earnings Per Share Attributable to AT&T	$0.61	$2.08	$1.79	$3.18
Diluted Earnings Per Share from Continuing Operations Attributable to AT&T	$0.61	$1.94	$1.79	$3.03
Diluted Earnings Per Share from Discontinued Operations Attributable to AT&T	-	0.13	-	0.13
Diluted Earnings Per Share Attributable to AT&T	$0.61	$2.07	$1.79	$3.16
Weighted Average Number of Common Shares Outstanding - Basic (in millions)	5,936	5,909	5,931	5,908
Weighted Average Number of Common Shares Outstanding - with Dilution (in millions)	5,954	5,938	5,950	5,937
Dividends Declared Per Common Share	$0.43	$0.42	$1.29	$1.26
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,762	$1,437
Accounts receivable - net of allowances for doubtful accounts of $888 and $957	13,377	13,610
Prepaid expenses	1,507	1,458
Deferred income taxes	1,101	1,170
Other current assets	1,858	2,276
Total current assets	28,605	19,951
Property, plant and equipment	256,626	243,833
Less: accumulated depreciation and amortization	(150,840)	(140,637)
Property, Plant and Equipment – Net	105,786	103,196
Goodwill	73,590	73,601
Licenses	50,406	50,372
Customer Lists and Relationships – Net	3,175	4,708
Other Intangible Assets – Net	5,394	5,440
Investments in Equity Affiliates	4,483	4,515
Other Assets	6,214	6,705
Total Assets	$277,653	$268,488

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$8,900	$7,196
Accounts payable and accrued liabilities	17,860	20,055
Advanced billing and customer deposits	3,794	4,086
Accrued taxes	929	72
Dividends payable	2,548	2,542
Total current liabilities	34,031	33,951
Long-Term Debt	62,326	58,971
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	26,446	22,070
Postemployment benefit obligation	28,190	28,803
Other noncurrent liabilities	12,778	12,743
Total deferred credits and other noncurrent liabilities	67,414	63,616

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2011 and
December 31, 2010: issued 6,495,231,088 at September 30, 2011 and December 31, 2010	6,495	6,495
Additional paid-in capital	91,455	91,731
Retained earnings	34,758	31,792
Treasury stock (569,537,116 at September 30, 2011 and 584,144,220
at December 31, 2010, at cost)	(20,770)	(21,083)
Accumulated other comprehensive income	1,677	2,712
Noncontrolling interest	267	303
Total stockholders’ equity	113,882	111,950
Total Liabilities and Stockholders’ Equity	$277,653	$268,488
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2011	2010
Operating Activities
Net income	$10,812	$19,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,804	14,472
Undistributed earnings from investments in equity affiliates	(539)	(531)
Provision for uncollectible accounts	805	973
Deferred income tax expense and noncurrent unrecognized tax benefits	4,942	(4,184)
Net gain from impairment and sale of investments	(57)	(746)
Income from discontinued operations	-	(777)
Changes in operating assets and liabilities:
Accounts receivable	(573)	266
Other current assets	439	495
Accounts payable and accrued liabilities	(1,630)	(2,861)
Net income attributable to noncontrolling interest	(190)	(243)
Other - net	(663)	(532)
Total adjustments	16,338	6,332
Net Cash Provided by Operating Activities	27,150	25,350

Investing Activities
Construction and capital expenditures:
Capital expenditures	(14,625)	(13,170)
Interest during construction	(119)	(577)
Acquisitions, net of cash acquired	(430)	(2,615)
Dispositions	76	1,821
(Purchases) and sales of securities, net	45	(437)
Other	28	22
Net Cash Used in Investing Activities	(15,025)	(14,956)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(1,620)	(33)
Issuance of long-term debt	7,935	2,235
Repayment of long-term debt	(1,298)	(5,280)
Issuance of treasury stock	216	24
Dividends paid	(7,627)	(7,436)
Other	(406)	(399)
Net Cash Used in Financing Activities	(2,800)	(10,889)
Net increase (decrease) in cash and cash equivalents	9,325	(495)
Cash and cash equivalents beginning of year	1,437	3,741
Cash and Cash Equivalents End of Period	$10,762	$3,246
Cash paid during the nine months ended September 30 for:
Interest	$3,066	$3,322
Income taxes, net of refunds	$(121)	$3,013
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2011
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,731
Issuance of treasury stock		127
Share-based payments		(104)
Change related to acquisition of interests held by noncontrolling owners		(299)
Balance at end of period		$91,455

Retained Earnings
Balance at beginning of year		$31,792
Net income attributable to AT&T ($1.79 per diluted share)		10,622
Dividends to stockholders ($1.29 per share)		(7,638)
Other		(18)
Balance at end of period		$34,758

Treasury Stock
Balance at beginning of year	(584)	$(21,083)
Issuance of treasury stock	15	313
Balance at end of period	(569)	$(20,770)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$2,712
Other comprehensive loss attributable to AT&T (see Note 2)		(1,035)
Balance at end of period		$1,677

Noncontrolling Interest:
Balance at beginning of year		$303
Net income attributable to noncontrolling interest		190
Distributions		(167)
Acquisition of interests held by noncontrolling owners		(59)
Balance at end of period		$267

Total Stockholders’ Equity at beginning of year		$111,950
Total Stockholders’ Equity at end of period		$113,882
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2011

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

Employee Separations  We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. These benefits include severance payments, workers’ compensation, disability, medical continuation coverage, and other benefits. At September 30, 2011, we had severance accruals of $391 and at December 31, 2010, we had severance accruals of $848.

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

Internal Revenue Service Settlement  In September 2010, we reached a settlement with the Internal Revenue Service (IRS) on tax basis calculations related to a 2008 restructuring of our wireless operations. The IRS settlement resolved the uncertainty regarding the amount and timing of amortization deductions related to certain of our wireless assets. We recorded an $8,300 reduction to income tax expense in our consolidated statement of income during the third quarter of 2010 and corresponding decreases to our net noncurrent deferred income tax liabilities and other net tax liabilities to reflect the tax benefits of the settlement.

Our effective tax rates were 34.0% for the third quarter and 34.1% for the nine months ended September 30, 2011, compared to (130.3)% and (9.3)% for the same periods in 2010. The IRS settlement, partially offset by the effects of the healthcare legislation, caused the lower effective tax rates in 2010.

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. COMPREHENSIVE INCOME

The components of our comprehensive income for the three and nine months ended September 30, 2011 and 2010 are included in the table below. Prior-year results have been adjusted to reflect our change in method of recognizing actuarial gains and losses for pension and other postretirement benefits (see Note 5).

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,686	$12,396	$10,812	$19,018
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $0, $6, $0 and $4 attributable to noncontrolling interest), net of taxes of $(280), $54, $(157) and $116	(519)	100	(291)	215
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $(88), $31, $(59) and $17	(165)	58	(110)	33
Reclassification adjustment realized in net income, net of taxes of $(2), $(1), $(23) and $(30)	(2)	(1)	(43)	(56)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net of taxes of $(135), $(108), $(143) and $(380)	(249)	(205)	(263)	(706)
Reclassification adjustment for losses included in net income, net of taxes of $1, $5, $4 and $11	2	4	7	9
Defined benefit postretirement plans:
Amortization of net prior service cost (benefit) included in net income, net of taxes of $(69), $(61), $(206) and $(183)	(112)	(99)	(336)	(297)
Other	2	-	1	-
Other comprehensive loss	(1,043)	(143)	(1,035)	(802)
Total comprehensive income	2,643	12,253	9,777	18,216
Less: Total comprehensive income attributable to
noncontrolling interest	(63)	(83)	(190)	(247)
Total Comprehensive Income Attributable to AT&T	$2,580	$12,170	$9,587	$17,969

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and nine months ended September 30, 2011 and 2010, are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerators
Numerator for basic earnings per share:
Income from continuing operations	$3,686	$11,616	$10,812	$18,241
Net income attributable to noncontrolling interest	(63)	(77)	(190)	(243)
Income from continuing operations attributable to AT&T	3,623	11,539	10,622	17,998
Dilutive potential common shares:
Other share-based payment	3	3	8	8
Numerator for diluted earnings per share	$3,626	$11,542	$10,630	$18,006
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,936	5,909	5,931	5,908
Dilutive potential common shares:
Stock options	3	3	4	3
Other share-based payment	15	26	15	26
Denominator for diluted earnings per share	5,954	5,938	5,950	5,937
Basic earnings per share from continuing operations attributable to AT&T	$0.61	$1.95	$1.79	$3.05
Basic earnings per share from discontinued operations attributable to AT&T	-	0.13	-	0.13
Basic earnings per share attributable to AT&T	$0.61	$2.08	$1.79	$3.18
Diluted earnings per share from continuing operations attributable to AT&T	$0.61	$1.94	$1.79	$3.03
Diluted earnings per share from discontinued operations attributable to AT&T	-	0.13	-	0.13
Diluted earnings per share attributable to AT&T	$0.61	$2.07	$1.79	$3.16

At September 30, 2011 and 2010, we had issued and outstanding options to purchase approximately 85 million and 136 million shares of AT&T common stock. For quarter ended September 30, 2011 and 2010, the exercise prices of 58 million and 109 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At September 30, 2011 and 2010, the exercise prices of 24 million and 22 million vested stock options were below market price.

AT&T INC.
SEPTEMBER 30, 2011

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
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$15,606	$14,961	$803	$108	$-	$31,478
Operations and support expenses	9,367	10,259	553	446	-	20,625
Depreciation and amortization expenses	1,619	2,892	94	13	-	4,618
Total segment operating expenses	10,986	13,151	647	459	-	25,243
Segment operating income (loss)	4,620	1,810	156	(351)	-	6,235
Interest expense	-	-	-	-	889	889
Equity in net income (loss) of affiliates	(7)	-	-	200	-	193
Other income (expense) – net	-	-	-	-	46	46
Segment income before income taxes	$4,613	$1,810	$156	$(151)	$(843)	$5,585

At September 30, 2011 or for the nine months ended
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$46,517	$44,846	$2,512	$345	$-	$94,220
Operations and support expenses	29,007	30,629	1,706	866	-	62,208
Depreciation and amortization expenses	4,737	8,726	301	40	-	13,804
Total segment operating expenses	33,744	39,355	2,007	906	-	76,012
Segment operating income (loss)	12,773	5,491	505	(561)	-	18,208
Interest expense	-	-	-	-	2,583	2,583
Equity in net income (loss) of affiliates	(19)	-	-	668	-	649
Other income (expense) – net	-	-	-	-	132	132
Segment income before income taxes	$12,754	$5,491	$505	$107	$(2,451)	$16,406
Segment assets	$124,785	$133,502	$7,711	$17,339	$(5,684)	$277,653
Investments in equity method affiliates	17	-	-	4,466	-	4,483
Expenditures for additions to long-lived assets	$6,901	$7,820	$21	$2	$-	$14,744

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2010
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$15,180	$15,304	$961	$136	$-	$31,581
Operations and support expenses	10,032	10,220	631	394	-	21,277
Depreciation and amortization expenses	1,640	3,099	123	11	-	4,873
Total segment operating expenses	11,672	13,319	754	405	-	26,150
Segment operating income (loss)	3,508	1,985	207	(269)	-	5,431
Interest expense	-	-	-	-	729	729
Equity in net income of affiliates	(6)	2	-	221	-	217
Other income (expense) – net	-	-	-	-	124	124
Segment income before income taxes	$3,502	$1,987	$207	$(48)	$(605)	$5,043

For the nine months ended September 30, 2010
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$43,319	$46,172	$3,009	$419	$-	$92,919
Operations and support expenses	26,758	31,021	1,957	1,226	-	60,962
Depreciation and amortization expenses	4,776	9,280	393	23	-	14,472
Total segment operating expenses	31,534	40,301	2,350	1,249	-	75,434
Segment operating income (loss)	11,785	5,871	659	(830)	-	17,485
Interest expense	-	-	-	-	2,248	2,248
Equity in net income of affiliates	14	7	-	608	-	629
Other income (expense) – net	-	-	-	-	825	825
Segment income before income taxes	$11,799	$5,878	$659	$(222)	$(1,423)	$16,691

AT&T INC.
SEPTEMBER 30, 2011

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Pension cost:
Service cost – benefits earned during the period	$297	$269	$890	$807
Interest cost on projected benefit obligation	740	787	2,219	2,362
Expected return on assets	(923)	(943)	(2,767)	(2,830)
Amortization of prior service benefit	(4)	(4)	(12)	(12)
Net pension cost	$110	$109	$330	$327

Postretirement cost:
Service cost – benefits earned during the period	$90	$87	$271	$261
Interest cost on accumulated postretirement benefit obligation	513	564	1,538	1,693
Expected return on assets	(260)	(236)	(780)	(709)
Amortization of prior service benefit	(173)	(156)	(520)	(468)
Net postretirement cost	$170	$259	$509	$777

Combined net pension and postretirement cost	$280	$368	$839	$1,104

Our combined net pension and postretirement cost decreased $88 in the third quarter and $265 for the first nine months of 2011. The decrease was primarily related to lower interest costs due to our reduction in the discount rate from 6.50% in 2010 to 5.80% in 2011.

In January 2011, we announced a change in our method of recognizing actuarial gains and losses for pension and other postretirement benefits for all benefit plans. Historically, we recognized the actuarial gains and losses as a component of “Stockholders’ Equity” on our consolidated balance sheets on an annual basis and amortized them into our operating results over the average future service period of the active employees of these plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses in our operating results, noting that it is generally preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. Generally, these gains and losses are measured annually as of December 31 and accordingly will be recorded during the fourth quarter.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $35 in the third quarter of 2011, of which $31 was interest cost and $106 for the first nine months, of which $94 was interest cost. In 2010, net supplemental retirement pension benefits cost was $37 in the third quarter, of which $34 was interest cost and $113 for the first nine months, of which $102 was interest cost.

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 6. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy that gives highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2	Inputs to the valuation methodology include:
•	Quoted prices for similar assets and liabilities in active markets.
•	Quoted prices for identical or similar assets or liabilities in inactive markets.
•	Inputs other than quoted market prices that are observable for the asset or liability.
•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
•	Fair value is often based on developed models in which there are few, if any, external observations.

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$70,993	$78,414	$64,256	$69,313
Commercial paper	-	-	1,625	1,625
Bank borrowings	5	5	27	27
Investment securities	2,007	2,007	2,185	2,185

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value.

Investment Securities
Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments have maturities of $257 less than one year, $68 within one to three years, $55 within three to five years, and $257 for five or more years.

AT&T INC.
SEPTEMBER 30, 2011

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

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$830	$-	$-	$830
International equities	441	-	-	441
Fixed income bonds	-	637	-	637
Asset Derivatives1
Interest rate swaps	-	595	-	595
Cross-currency swaps	-	88	-	88
Foreign exchange contracts	-	1	-	1
Liability Derivatives1
Cross-currency swaps	-	(836)	-	(836)
Interest rate locks	-	(159)	-	(159)
Foreign exchange contracts	-	(5)	-	(5)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$976	$-	$-	$976
International equities	513	-	-	513
Fixed income bonds	-	639	-	639
Asset Derivatives1
Interest rate swaps	-	537	-	537
Cross-currency swaps	-	327	-	327
Interest rate locks	-	11	-	11
Foreign exchange contracts	-	6	-	6
Liability Derivatives1
Cross-currency swaps	-	(675)	-	(675)
Interest rate locks	-	(187)	-	(187)
Foreign exchange contracts	-	(2)	-	(2)
1 Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.
SEPTEMBER 30, 2011

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2011 and September 30, 2010, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2011 and September 30, 2010, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. No ineffectiveness was measured in the nine months ended September 30, 2011. Over the next 12 months, we expect to reclassify $33 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in April 2012. In April 2011, we utilized $2,600 notional value of interest rate locks related to our April 2011 debt issuance.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain non-designated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the nine months ended September 30, 2011 and September 30, 2010, no ineffectiveness was measured.

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2011, we had posted collateral of $112 (a deposit asset) and had no held collateral (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Fitch, Inc. before the final collateral exchange in September, we would have been required to post additional collateral of $147. At December 31, 2010, we had posted collateral of $82 and held collateral of $26. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2011	2010
Interest rate swaps	$11,800	$11,050
Cross-currency swaps	7,502	7,502
Interest rate locks	800	3,400
Foreign exchange contracts	210	221
Total	$20,312	$22,173

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$92	$100	$81	$294
Gain (Loss) on long-term debt	(92)	(100)	(81)	(294)

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were also reported as reductions of interest expense.

	Three months ended		Nine months ended
Cash Flow Hedging Relationships	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(266)	$(119)	$(415)	$(443)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(105)	(217)	17	(650)
Interest income (expense) reclassified from
accumulated OCI into income	(3)	(5)	(11)	(16)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(13)	23	(8)	7
Other income (expense) reclassified from accumulated OCI into income	-	(4)	-	(4)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(436) at September 30, 2011 and $(180) at December 31, 2010.

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Purchase of Wireless Partnership Minority Interest  In July 2011, we completed the acquisition of Convergys’ minority interests in the Cincinnati SMSA Limited Partnership and an associated cell tower holding company for approximately $320 in cash.

Pending Acquisitions
T-Mobile  In March 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile USA, Inc. (T-Mobile) in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make Long Term Evolution network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. In March 2011, we filed with the U.S. Department of Justice (DOJ) notice of the transaction as required under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act). In April 2011, we filed our application for approval of the merger with the Federal Communications Commission (FCC). We also filed applications or notices in five states (Arizona, California, Hawaii, Louisiana and West Virginia), and have received approvals from Arizona, Louisiana and West Virginia. On August 31, 2011, the DOJ filed a lawsuit against us alleging that the proposed acquisition would impact pricing and competition. We dispute the allegations and intend to vigorously contest the matter. A trial date has been set for February 13, 2012. We anticipate closing the transaction in the first half of 2012. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

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

AT&T INC.
SEPTEMBER 30, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders' commitments.

Qualcomm Spectrum Purchase  In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated for approximately $1,925 in cash. The purchase agreement expires on January 13, 2012, although either party may extend the agreement for an additional 90 days if regulatory approval by the FCC is still pending on that date. The spectrum covers more than 300 million people total nationwide, including 12 MHz of Lower 700 MHz D and E block spectrum covering more than 70 million people in five of the top 15 metropolitan areas and 6 MHz of Lower 700 MHz D block spectrum covering more than 230 million people across the rest of the United States. We plan to deploy this spectrum as supplemental downlink capacity, using carrier aggregation technology once compatible handsets and network equipment are developed. The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the HSR Act expired without the DOJ requesting additional information. We are awaiting approval from the FCC to complete the transaction. We anticipate closing the purchase by the end of the first quarter of 2012.

Dispositions
Sale of Sterling Operations  In May 2010, we entered into an agreement to sell our Sterling Commerce Inc. (Sterling) subsidiary and changed our reporting for Sterling to discontinued operations. In August 2010, we completed the sale and received net proceeds of approximately $1,400.

The following table includes Sterling’s operating results, which are presented in the “Income From Discontinued Operations, net of tax” line item on the consolidated statements of income. Prior to the reclassification, these results were reported in our Other segment:

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Operating revenues	$81	$349
Operating expenses	72	327
Operating income	9	22
Income before income taxes	8	18
Income tax expense (benefit)	(5)	8
Income from discontinued operations during phase-out period	13	10
Gain on disposal of discontinued operations	767	767
Income from discontinued operations, net of tax	$780	$777

Pending Dispositions
Tender of Telmex Shares  In August 2011, the Board of Directors of América Móvil, S.A. de C.V. (América Móvil) approved a tender offer for the remaining outstanding shares of Télefonos de México, S.A. de C.V. (Telmex) that were not already owned by América Móvil. The offer was for $10.50 Mexican pesos per share (payable in cash). The tender offer was launched in October 2011. We have announced our intent to tender all of our shares of Telmex for approximately $1,200 of cash.

AT&T INC.
SEPTEMBER 30, 2011

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2011 and 2010 are summarized as follows:

	Third Quarter				Nine-Month Period
	2011	2010	Percent Change		2011	2010	Percent Change

Operating Revenues	$31,478	$31,581	(0.3	) %	$94,220	$92,919	1.4%
Operating expenses
Cost of services and sales	13,165	13,605	(3.2)		39,900	38,440	3.8
Selling, general and administrative	7,460	7,672	(2.8)		22,308	22,522	(1.0)
Depreciation and amortization	4,618	4,873	(5.2)		13,804	14,472	(4.6)
Total Operating Expenses	25,243	26,150	(3.5)		76,012	75,434	0.8
Operating Income	6,235	5,431	14.8		18,208	17,485	4.1
Income from Continuing Operations
Before Income Taxes	5,585	5,043	10.7		16,406	16,691	(1.7)
Income from Continuing Operations	3,686	11,616	-		10,812	18,241	(40.7)
Net Income Attributable to AT&T	$3,623	$12,319	-		$10,622	$18,775	(43.4	) %

Overview
Operating income increased $804, or 14.8%, in the third quarter and $723, or 4.1%, for the first nine months of 2011. Operating income in the third quarter and for the first nine months reflects continued growth in wireless service revenue, driven mostly by our subscriber and data revenue growth, along with increased revenues from AT&T U-verse® (U-verse) services and Internet Protocol (IP) based business services. Also contributing to the positive operating income growth in the third quarter were lower wireless handset costs, lower employee-related charges and lower amortization expenses associated with the accelerated amortization of customer lists acquired in acquisitions. Partially offsetting the increase in the third quarter and for the first nine months were continued declines in voice and print directory revenues. Our operating income margin in the third quarter increased from 17.2% in 2010 to 19.8% in 2011, and for the first nine months increased from 18.8% in 2010 to 19.3% in 2011.

Operating revenues decreased $103, or 0.3%, in the third quarter and increased $1,301, or 1.4%, for the first nine months. The decrease in the third quarter reflects continued declines in wireline voice and print advertising revenues. Wireless handset sales also decreased in the third quarter of 2011 due to the late second-quarter 2010 iPhone 4 release and a later release of the newest iPhone model in October 2011. These decreases were mostly offset by wireless service revenue growth and higher revenues from IP-based wireline services.

The increase for the first nine months was primarily due to the continued growth in wireless service revenue, driven mostly by our increase in subscribers and data revenue, stemming from higher smartphone sales. Also contributing to the increase was higher wireline data revenue largely due to IP data growth, driven by U-verse subscriber growth and strategic business services. These increases were partially offset by lower wireline voice and print directory revenues.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Revenue growth continues to be tempered by declines in our voice revenues. For the first nine months of 2011, total switched access lines decreased 12.3%. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of services and sales expenses decreased $440, or 3.2%, in the third quarter and increased $1,460, or 3.8%, for the first nine months of 2011. Decreased costs in the third quarter were primarily due to lower wireless handset costs resulting from the timing of iPhone release dates and lower employee-related charges. Increased costs for the first nine months were related to strong sales of wireless smartphones to new subscribers, a high number of customers upgrading their wireless handset and costs associated with transferring primarily former Alltel Wireless (Alltel) customers to our network. Lower employee-related charges during the first nine months partially offset these increases.

Selling, general and administrative expenses decreased $212, or 2.8%, in the third quarter and $214, or 1.0%, for the first nine months of 2011. These decreases were primarily due to lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses) and decreases in other employee-related expenses partially offset by expenses related to our pending acquisition of T-Mobile USA, Inc. (T-Mobile). The decrease for the first nine months was partially offset by higher wireless commission and sales related expenses.

Depreciation and amortization expense decreased $255, or 5.2%, in the third quarter and $668, or 4.6%, for the first nine months of 2011. The third quarter and year-to-date decrease was primarily related to lower amortization of intangibles for customer lists related to acquisitions.

Interest expense increased $160, or 21.9%, in the third quarter and $335, or 14.9%, for the first nine months of 2011. Increased interest expense was primarily due to no longer capitalizing interest on spectrum that will be used to support our Long Term Evolution (LTE) technology, partially offset by a decrease in our average debt balances for the first nine months. Effective January 1, 2011, we ceased capitalization of interest on spectrum for LTE as this spectrum was determined to be ready for its intended use.

Equity in net income of affiliates decreased $24, or 11.1%, in the third quarter and increased $20, or 3.2%, for the first nine months of 2011. Decreased equity in net income of affiliates in the third quarter is due to lower operating results at Télefonos de México, S.A. de C.V. (Telmex). Increased equity in net income of affiliates for the first nine months was primarily due to improved operating results at América Móvil, S.A. de C.V. (América Móvil).

Other income (expense) – net We had other income of $46 in the third quarter and $132 for the first nine months of 2011, compared to other income of $124 in the third quarter and $825 for the first nine months of 2010. Results for 2011 included interest, dividend and leveraged lease income of $17 in the third quarter and $71 for the first nine months. In addition, third quarter 2011 results included an $8 gain on the sale of nonstrategic assets along with foreign exchange gains of $7, while results for the first nine months of 2011 included a net gain of $66 from the sale of investments.

Results in the third quarter of 2010 included gains from the sale of investments of $121. In addition, results for the first nine months of 2010 included a $647 gain on the exchange of Telmex Internacional, S.A.B. de C.V. (Telmex Internacional) shares for América Móvil shares.

Income taxes increased $8,472 in the third quarter and $7,144 for the first nine months of 2011. The increase in income taxes for the third quarter and for the first nine months of 2011 was due to a settlement with the Internal Revenue Service (IRS) that occurred in the third quarter of 2010 related to a restructuring of our wireless operations, which lowered our income taxes in 2010 by $8,300. The tax benefit of the IRS settlement for the first nine months of 2010 was partially offset by a $995 charge to income tax expense recorded during the first quarter of 2010 to reflect the deferred tax impact of enacted U.S. healthcare legislation (See Note 1). Our effective tax rate was 34.0% for the third quarter and 34.1% for the first nine months of 2011, as compared to (130.3)% for third quarter and (9.3)% for the first nine months of 2010.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In July 2009, in the case regarding the tax treatment of Universal Service Fund (USF) receipts on our 1998 and 1999 tax returns, the U.S. District Court granted the Government’s motion for summary judgment and entered final judgment for the Government. We appealed the final judgment to the U.S. Court of Appeals for the Fifth Circuit who affirmed the judgment of the District Court in January 2011. In October 2011, the U.S. Supreme Court denied our request to review the decision of the Fifth Circuit. The decision has no impact on our financial statements.

Income (loss) from discontinued operations, net of tax decreased $780 in the third quarter and $777 for the first nine months of 2011 due to our third-quarter 2010 sale of our subsidiary Sterling Commerce Inc., which resulted in a gain of $767.

Selected Financial and Operating Data
	September 30,
	2011	2010
Wireless customers (000)	100,738	92,761
Postpaid wireless customers (000)	68,614	67,688
Prepaid wireless customers (000)	7,059	6,209
Reseller wireless customers (000)	13,028	11,021
Connected device customers (000)	12,037	7,843
Wireline consumer revenue connections (000)1,2	41,852	43,733
Network access lines in service (000)2,7,8	37,956	43,302
Broadband connections (000)2,3,7	16,476	16,100
Video connections (000)4	5,392	4,735
Debt ratio5,7	38.5%	37.9%
Ratio of earnings to fixed charges6,7	5.41	5.38
Number of AT&T employees	256,210	267,720
1 Wireline consumer revenue connections includes retail access lines, U-verse VoIP connections, broadband and video.
2 Represents services provided by AT&T’s Incumbent Local Exchange Carriers (ILECs) and affiliates.
3 Broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
4 Video connections include customers that have satellite service under our agency arrangements and U-verse video connections (of 3,583 in 2011 and 2,741 in 2010).
5 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

6 See Exhibit 12.
7 Prior-year amounts restated to conform to current-period reporting methodology.
8 At September 30, 2011, total switched access lines were 37,956, retail business switched access lines totaled 15,951 and wholesale and coin switched access lines totaled 2,206.

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

AT&T INC.
SEPTEMBER 30, 2011

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

The Other segment includes results from customer information services, our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement plans.

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
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2011	2010	Percent Change	2011	2010	Percent Change

Segment operating revenues
Service	$14,261	$13,675	4.3%	$42,379	$39,711	6.7%
Equipment	1,345	1,505	(10.6)	4,138	3,608	14.7
Total Segment Operating Revenues	15,606	15,180	2.8	46,517	43,319	7.4
Segment operating expenses
Operations and support	9,367	10,032	(6.6)	29,007	26,758	8.4
Depreciation and amortization	1,619	1,640	(1.3)	4,737	4,776	(0.8)
Total Segment Operating Expenses	10,986	11,672	(5.9)	33,744	31,534	7.0
Segment Operating Income	4,620	3,508	31.7	12,773	11,785	8.4
Equity in Net Income (Loss) of Affiliates	(7)	(6)	(16.7)	(19)	14	-
Segment Income	$4,613	$3,502	31.7%	$12,754	$11,799	8.1%

The following table highlights other key measures of performance for the Wireless segment:

	Third Quarter				Nine-Month Period
	2011	2010	Percent Change		2011	2010	Percent Change

Wireless Subscribers (000)					100,738	92,761	8.6%
Gross Subscriber Additions (000)1	5,946	6,231	(4.6	) %	17,154	16,367	4.8
Net Subscriber Additions (000)1	2,123	2,631	(19.3)		5,202	6,050	(14.0)
Total Churn	1.28%	1.32%	-4 BP		1.36%	1.30%	6 BP

Postpaid Subscribers (000)					68,614	67,688	1.4%
Net Postpaid Subscriber Additions (000)1	319	745	(57.2	) %	712	1,753	(59.4)
Postpaid Churn	1.15%	1.14%	1 BP		1.16%	1.08%	8 BP

Prepaid Subscribers (000)					7,059	6,209	13.7%
Net Prepaid Subscriber Additions (000)1	293	321	(8.7	) %	515	645	(20.2)

Reseller Subscribers (000)					13,028	11,021	18.2
Net Reseller Subscriber Additions (000)1	473	406	16.5		1,282	545	-

Connected Device Subscribers (000)2					12,037	7,843	53.5
Net Connected Device Subscriber Additions (000)	1,038	1,159	(10.4	) %	2,693	3,107	(13.3	) %
1 Excludes merger and acquisition-related additions during the period.
2 Includes data-centric devices such as eReaders, home security monitoring, fleet management, and smart grid devices. Tablets are primarily reflected in our prepaid subscriber category.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless Metrics
Subscriber Additions As of September 30, 2011, we served 100.7 million wireless subscribers. Lower net subscriber additions (net additions) in the third quarter and first nine months of 2011 were primarily attributable to lower net postpaid additions and lower net connected devices additions. The declines in net postpaid additions in the third quarter and first nine months of 2011 reflect slowing growth in the industry’s subscriber base, higher postpaid churn attributable in part to the integration of Alltel customers into our network, and the expiration of Apple iPhone exclusivity in the first quarter of 2011. The 4.6% decrease in gross additions in the third quarter of 2011 was primarily related to lower activations of postpaid smartphones (handsets with voice and data capabilities using an advanced operating system to better manage data and Internet access) associated with a delay in the launch of the latest iPhone model, partially offset by higher activations of Android devices and other non-iPhone smartphones. The 4.8% increase in gross additions for the first nine months of 2011 was primarily related to higher activations of postpaid smartphones, sales of connected devices and tablets, and growth in our reseller subscriber base.

Average service revenue per user (ARPU) from postpaid subscribers increased 1.4% in the third quarter and 1.9% for the first nine months of 2011, driven by an increase in postpaid data services ARPU of 14.2% in the third quarter and an increase of 15.5% for the first nine months of 2011. Of our total postpaid subscriber base, 69% now use more advanced handsets (with 53% using smartphones), up from 57% a year earlier (with 39% using smartphones). Approximately 70% of our postpaid subscribers were on data plans as of September 30, 2011, up from 61% as of September 30, 2010. The growth in postpaid data services ARPU in the third quarter and for the first nine months of 2011 was partially offset by a 5.6% decrease in the third quarter and a 5.0% decrease for the first nine months of 2011 in postpaid voice and other service ARPU. Postpaid voice and other service ARPU declined due to lower access and airtime charges and roaming revenues. Continued growth in our FamilyTalk® Plans (family plans) subscriber base, which generates lower ARPU compared to ARPU for our traditional postpaid subscribers, has also contributed to these declines. The postpaid ARPU for both periods also reflected ARPU declines resulting from the inclusion of subscribers from the acquisition of Alltel properties.

Total ARPU declined 4.4% in the third quarter and 3.8% for the first nine months of 2011, reflecting stronger growth in connected devices, tablet subscribers, and reseller subscribers compared to postpaid subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid plans, which have voice and data features. Accordingly, ARPU for these subscribers is typically lower compared to that generated from our subscribers on postpaid and other plans. Data services ARPU increased 8.2% in the third quarter and 9.6% for the first nine months of 2011, reflecting subscriber growth trends. Voice and other service ARPU declined 11.1% in the third quarter and 10.5% for the first nine months of 2011. We expect continued pressure on voice and other service ARPU.

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless subscribers who canceled service during a period by the total number of wireless subscribers at the beginning of that period. The churn rate for the annual period is equal to the average of the churn rate for each month of that period. Higher total, postpaid, and connected device churn rates in the first nine months of 2011 contributed to the decline in net additions for the period. Year-to-date postpaid churn increased as we transitioned former Alltel subscribers to our network. Reseller subscribers, who generally have the lowest churn rate among our wireless subscribers, partially offset the churn rate increases for the first nine months of 2011 due to their increasing share of net additions. A lower prepaid churn rate in the third quarter and the first nine months of 2011, due in part to the introduction of additional tablets to the marketplace after the first quarter of 2010, also partially offset a higher postpaid churn rate in both periods and contributed to the lower total churn rate in the third quarter.

Wireless Subscriber Relationships
The wireless industry continues to mature. Accordingly, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices. To attract and retain subscribers, we offer a wide variety of service plans in addition to offering a broad handset line. Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. We also offer data plans at different price levels to attract a wide variety of subscribers and to differentiate us from our competitors. Many of our subscribers are on family plans or business plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. As of September 30, 2011, more than 85% of our postpaid subscribers are on family plans or business discount plans. Moreover, the vast majority of postpaid subscribers (including family plan users) are allowed to accumulate unused minutes (known as Rollover Minutes®), a feature that is currently not offered by other major postpaid carriers in the United States, and users would lose these minutes if they switched carriers. We also introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. In the first nine months of 2011, we continued to see a significant portion of our subscriber base upgrade from their current devices to smartphones.

We offer a large variety of handsets, including at least 16 smartphones with advanced operating systems from 10 manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models (e.g., various Windows, Android, and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of handsets reduces dependence on any single product as these products continue to evolve in terms of technology and subscriber appeal. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. As is common in the industry, most of our phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. While the expiration of our iPhone exclusivity arrangement in the first quarter of 2011 contributed slightly to the increase in postpaid churn for the first nine months of 2011, this increase was largely due to customers that were not currently using an iPhone. While the expiration of our iPhone exclusivity arrangement may continue to affect our net postpaid subscriber additions, we do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

We also believe future wireless growth will depend upon a wireless network that has sufficient spectrum and capacity to support innovative services and devices, and makes these innovations available to more wireless subscribers. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. Unless a solution is obtained, these constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services. To address these constraints, in March 2011, we announced an agreement to acquire T-Mobile, which is currently under ongoing regulatory review (see “T-Mobile” discussed in “Other Business Matters” for recent developments). While AT&T has and will continue to attempt to address spectrum and capacity constraints on a market-by-market basis, we believe this acquisition provides the surest, fastest, and most efficient solution to these spectrum and capacity constraints. We also anticipate that the acquisition will enhance our ability to provide LTE network technology to over 97% of the U.S. population, including those in various rural areas.

Wireless Operating Results
Our Wireless segment operating income margin in the third quarter increased from 23.1% in 2010 to 29.6% in 2011, and for the first nine months increased from 27.2% in 2010 to 27.5% in 2011. The margin increase in the third quarter reflected higher data revenues and non-iPhone sales and upgrades. The delay in the launch of the latest iPhone model until early in the fourth quarter of 2011, compared to late second-quarter timing for prior models, also contributed to the third-quarter margin increase. The margin increase for the first nine months of 2011 was primarily due to higher data revenues generated by our subscribers during the period, partially offset by higher equipment and selling costs associated with smartphone activations and costs associated with the transition of former Alltel subscribers to our network. While we subsidize the sales prices of various smartphones, we expect to recover that cost over time from increased usage of the devices (especially data usage by the subscriber).

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $586, or 4.3%, in the third quarter and $2,668, or 6.7%, for the first nine months of 2011. The increases for these periods consisted of the following:
•
Data service revenues increased $857, or 18.0%, in the third quarter and $2,868, or 21.6%, for the first nine months of 2011. The increases were primarily due to the increased number of subscribers, heavier text and multimedia messaging and increased Internet access by subscribers using integrated devices and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for approximately 38% of our wireless service revenues for the first nine months of 2011, compared to 33% for the first nine months of 2010.

•
Voice and other service revenues decreased $271, or 3.0%, in the third quarter, and $200, or 0.8%, for the first nine months of 2011. While the number of wireless subscribers increased 8.6% over the last 12 months, ARPU continues to decline for voice and other non-data wireless services.

Equipment revenues decreased $160, or 10.6%, in the third quarter and increased $530, or 14.7%, for the first nine months of 2011. The third-quarter decline was primarily due to the delay in the launch of this year’s iPhone model, which resulted in lower iPhone upgrades when compared to a record quarter of iPhone upgrades during last year’s model launch. Higher sales of other smartphones partially offset this decline. As previously noted, an increasing share of our postpaid subscriber base now uses a smartphone, and manufacturers continue to introduce smartphones to the marketplace. Our mix of smartphone sales as a percentage of total sales and upgrades to postpaid subscribers has continued to increase year over year, contributing to the year-over-year increase in equipment revenues for the first nine months of 2011.

Operations and support expenses decreased $665, or 6.6%, in the third quarter, and increased $2,249, or 8.4%, for the first nine months of 2011. The third-quarter decrease was primarily due to the following:
•
Lower overall smartphone upgrades, reducing equipment costs $504 and commission expenses $210. Higher equipment sales and upgrades of Android devices and other smartphones partially offset lower iPhone upgrade levels. During the quarter, we also substantially completed our efforts to migrate former Alltel subscribers to our network.

•	Administrative expenses decreased $146 due in part to lower legal and tax costs and a reclassification of shared information technology costs, partially offset by higher payroll costs in the period.
•	Reseller, USF, and incollect roaming fees decreased $123 primarily due to lower usage and handset insurance costs.

Partially offsetting these decreases, network system, interconnect, and long-distance costs increased $299 in the third quarter due to higher network traffic, higher recurring, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs, and bad debt expense increased $74.

The increase for the first nine months of 2011 was primarily due to the following:
•	Higher levels of smartphone sales and upgrades, as well as handsets provided to former Alltel subscribers, increased equipment costs $1,353 and commission expenses $172.
•
Network system, interconnect, and long-distance costs increased $889 due to higher network traffic, higher recurring, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs.

•	Selling expenses (other than commissions) increased $282 due to increased employee-related costs, bad debt expense, and advertising.

Partially offsetting these increases for the first nine months were the following:
•	Administrative expenses decreased $220 due in part to lower legal, tax, and payroll costs and a reclassification of shared information technology costs.
•	Reseller, USF, and incollect roaming fees decreased $222 primarily due to lower usage and handset insurance costs.

Depreciation and amortization expenses decreased $21, or 1.3%, in the third quarter and $39, or 0.8%, for the first nine months of 2011. Amortization expense decreased $139, or 42.5%, in the third quarter and $386, or 38.2%, for the first nine months primarily due to an accelerated method of amortization for customer lists related to acquisitions.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Depreciation expense increased $118, or 9.0%, in the third quarter and $347, or 9.2%, in the first nine months primarily due to ongoing capital spending for network upgrades and expansion and the reclassification of shared information technology costs partially offset by certain network assets becoming fully depreciated.

Wireline
Segment Results
	Third Quarter				Nine-Month Period
	2011	2010	Percent Change		2011	2010	Percent Change

Segment operating revenues
Data	$7,472	$6,947	7.6%		$22,008	$20,464	7.5%
Voice	6,243	6,978	(10.5)		19,136	21,685	(11.8)
Other	1,246	1,379	(9.6)		3,702	4,023	(8.0)
Total Segment Operating Revenues	14,961	15,304	(2.2)		44,846	46,172	(2.9)
Segment operating expenses
Operations and support	10,259	10,220	0.4		30,629	31,021	(1.3)
Depreciation and amortization	2,892	3,099	(6.7)		8,726	9,280	(6.0)
Total Segment Operating Expenses	13,151	13,319	(1.3)		39,355	40,301	(2.3)
Segment Operating Income	1,810	1,985	(8.8)		5,491	5,871	(6.5)
Equity in Net Income of Affiliates	-	2	-		-	7	-
Segment Income	$1,810	$1,987	(8.9	) %	$5,491	$5,878	(6.6	) %

Operating Income and Margin Trends
Our Wireline segment operating income decreased $175, or 8.8%, in the third quarter and $380, or 6.5%, for the first nine months of 2011. Segment operating income margin in the third quarter decreased from 13.0% in 2010 to 12.1% in 2011, and for the first nine months decreased from 12.7% in 2010 to 12.2% in 2011. Our operating income and margins continued to be pressured by access line declines as our wireline consumer and business customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and U-verse voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider. The Wireline operating margins also reflect increases in data revenue growth and decreases in employee-related costs, driven by continuing cost initiatives and workforce reductions.

Operating Results
Data revenues increased $525, or 7.6%, in the third quarter and $1,544, or 7.5%, for the first nine months of 2011. Data revenues accounted for approximately 49% of wireline operating revenues for the first nine months of 2011 and 44% for the first nine months of 2010. Data revenues include transport, IP and packet-switched data services.
•
IP data revenues increased $617, or 15.5%, in the third quarter and $1,894, or 16.6%, for the first nine months of 2011 primarily driven by U-verse expansion, broadband additions and growth in IP-based strategic business services, which include Ethernet and application services. In the third quarter and for the first nine months U-verse video revenues increased $279 and $902, strategic business service revenues increased $233 and $664 and broadband high-speed Internet access increased $83 and $270, respectively. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services.

•
Traditional packet switched data services revenue, which include frame relay and asynchronous transfer mode services, decreased $95, or 24.9%, in the third quarter and $286, or 23.3%, for the first nine months of 2011. This decrease was primarily due to lower demand as customers continue to shift to IP-based technology such as Virtual Private Networks, DSL and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Voice revenues decreased $735, or 10.5%, in the third quarter and $2,549, or 11.8%, for the first nine months of 2011 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $491, or 11.4%, in the third quarter and $1,605, or 12.0%, for the first nine months of 2011. The decrease was driven primarily by a 12.3% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $226, or 9.5%, in the third quarter and $879, or 11.8%, for the first nine months of 2011. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $170 in the third quarter and $694 for the first nine months of 2011. Additionally, expected declines in the number of our national mass-market customers decreased revenues $55 in the third quarter and $188 for the first nine months of 2011.

Other operating revenues decreased $133, or 9.6%, in the third quarter and $321, or 8.0%, for the first nine months of 2011. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for more than 60% of total other revenue for both periods.

Operations and support expenses increased $39, or 0.4%, in the third quarter and decreased $392, or 1.3%, for the first nine months of 2011. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as salary, wage and bonus accruals. Costs in this category include certain network planning and engineering expenses, information technology, our repair technicians and repair services and property taxes. Operations and support expenses also include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement service costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

The third quarter increase was primarily due to higher U-verse related spending of $117, primarily for software upgrades, and increased contract services and material and supplies expense of $100, reflecting a higher incidence of storms. These increases were partially offset by decreases in employee-related expense of $112, reflecting ongoing workforce reduction initiatives and lower bad debt expense of $70 due to lower business revenue and improvements in cash collections.

The year-to-date decrease was primarily due to lower employee-related expense of $599, reflecting ongoing workforce reduction initiatives, decreased traffic compensation of $335 and lower bad debt expense of $165 due to lower business revenue and improvements in cash collections. These decreases were partially offset by increases in U-verse related spending of $336, increased nonemployee-related expenses of $251, and increased contract services expense of $138 reflecting storm-related expenses.

Depreciation and amortization expenses decreased $207, or 6.7%, in the third quarter and $554, or 6.0%, for the first nine months of 2011. The third quarter and year-to-date decrease was primarily related to lower amortization of intangibles for the customer lists associated with acquisitions, partially offset by increased depreciation related to capital spending for network upgrades and expansion.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at September 30, 2011 and 2010 are shown below.

	September 30,	September 30,	Percent
(in 000s)	2011	2010	Change
Switched Access Lines1
Retail Consumer	19,799	23,414	(15.4	) %
Retail Business2	15,951	17,375	(8.2)
Retail Subtotal2	35,750	40,789	(12.4)

Wholesale Subtotal2	2,156	2,448	(11.9)

Total Switched Access Lines2,3	37,956	43,302	(12.3	) %

Total Retail Consumer Voice Connections6	21,941	24,908	(11.9	) %

Total Wireline Broadband Connections4	16,476	16,100	2.3%

Satellite service5	1,809	1,994	(9.3	) %
U-verse video	3,583	2,741	30.7
Video Connections	5,392	4,735	13.9%
1 Represents access lines served by AT&T’s ILECs and affiliates.
2 Prior-period amounts restated to conform to current-period reporting methodology.
3 Total switched access lines includes payphone access lines of 50 at September 30, 2011 and 65 at September 30, 2010.
4 Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
5 Satellite service includes connections under our agency and resale agreements.
6 Includes consumer U-verse VoIP connections of 2,142 at September 30, 2011 and 1,494 at September 30, 2010.

Advertising Solutions
Segment Results
	Third Quarter				Nine-Month Period
	2011	2010	Percent Change		2011	2010	Percent Change
Total Segment Operating Revenues	$803	$961	(16.4	) %	$2,512	$3,009	(16.5	) %
Segment operating expenses
Operations and support	553	631	(12.4)		1,706	1,957	(12.8)
Depreciation and amortization	94	123	(23.6)		301	393	(23.4)
Total Segment Operating Expenses	647	754	(14.2)		2,007	2,350	(14.6)
Segment Income	$156	$207	(24.6	) %	$505	$659	(23.4	) %

Operating Results
Our advertising solutions operating income margin in the third quarter decreased from 21.5% in 2010 to 19.4% in 2011, and for the first nine months decreased from 21.9% in 2010 to 20.1% in 2011. The declines were primarily attributable to decreased print advertising revenue.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating revenues decreased $158, or 16.4%, in the third quarter and $497, or 16.5%, for the first nine months of 2011, reflecting migration from print to online search, partially offset by an increase in interactive advertising.

Operating expenses decreased $107, or 14.2%, in the third quarter and $343, or 14.6%, for the first nine months of 2011, largely driven by decreased product related expense of $62 in the third quarter and $184 for the first nine months and lower bad debt expense of $19 in the third quarter and $87 for the first nine months. Also contributing to the decreases was lower amortization expense of $34 in the third quarter and $102 for the first nine months, due to an accelerated method of customer list amortization.

Other
Segment Results
	Third Quarter				Nine-Month Period
	2011	2010	Percent Change		2011	2010	Percent Change

Total Segment Operating Revenues	$108	$136	(20.6	) %	$345	$419	(17.7	) %
Total Segment Operating Expenses	459	405	13.3		906	1,249	(27.5)
Segment Operating Loss	(351)	(269)	(30.5)		(561)	(830)	32.4
Equity in Net Income of Affiliates	200	221	(9.5)		668	608	9.9
Segment Income (Loss)	$(151)	$(48)	-		$107	$(222)	-

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

Segment operating revenues decreased $28, or 20.6%, in the third quarter and $74, or 17.7%, for the first nine months of 2011 primarily due to reduced revenues from our operator services.

Segment operating expenses increased $54, or 13.3%, in the third quarter and decreased $343, or 27.5%, for the first nine months of 2011. Increased operating expenses in the third quarter were primarily due to higher costs associated with our pending acquisition of T-Mobile and legal and other accrual adjustments partially offset by reduced financing-related costs associated with our pension and postretirement benefits and lower other employee-related charges. Expense decreases for the first nine months reflect the reduced financing-related costs associated with our pension and postretirement benefits and lower other employee-related charges, partially offset by T-Mobile related costs.

Our Other segment also includes our equity investments in América Móvil and Telmex, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates decreased $21, or 9.5%, in the third quarter and increased $60, or 9.9%, for the first nine months of 2011. Decreased equity in net income of affiliates in the third quarter was due to lower operating results at Telmex. Increased equity in net income of affiliates for the first nine months was primarily due to improved operating results at América Móvil. In June 2010, América Móvil acquired control of Telmex and Telmex Internacional, which contributed to the improved operating results at América Móvil offset by decreases at Telmex.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our equity in net income of affiliates by major investment is listed below:

	Third Quarter		Nine-Month Period
	2011	2010	2011	2010
América Móvil	$176	$171	$594	$454
Telmex	26	50	75	121
Telmex Internacional	-	-	-	34
Other	(2)	-	(1)	(1)
Other Segment Equity in Net Income of Affiliates	$200	$221	$668	$608

OTHER BUSINESS MATTERS

U-verse Services  We continue to expand our deployment of U-verse High Speed Internet and TV services. As of September 30, 2011, we have passed 29.8 million living units (constructed housing units as well as platted housing lots) and are marketing the services to 77% of those units. We are now nearing completion of our deployment goal of 30 million living units by year-end 2011.

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

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the Court certified two classes. The issue of whether the concession is an ERISA pension plan was tried before the judge in November 2007. In May 2008, the court ruled that the concession was an ERISA pension plan. We asked the court to certify this ruling for interlocutory appeal, and in August 2008, the court denied our request. In May 2009, we filed a motion for reconsideration with the trial court. That motion was granted in January 2011, and a final judgment was entered in our favor. Plaintiffs have appealed the judgment to the Fifth Circuit Court of Appeals. In June 2011, the Fifth Circuit Court of Appeals held that a similar cash reimbursement program currently offered to out-of-region retirees of BellSouth is not a defined benefit plan. The Court’s decision lends significant support to our belief that an adverse outcome having a material effect on our financial statements in this case is unlikely, but we will continue to evaluate the potential impact of this suit on our financial results as it progresses.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the U.S. Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The Court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals. On August 31, 2011, the appeal was argued before a panel of the Ninth Circuit Court of Appeals and we are waiting for the Court’s decision. Management believes this appeal is without merit and intends to continue to defend these matters vigorously.

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

Wireless Transactions
Qualcomm Spectrum Purchase  In December 2010, we agreed to purchase spectrum licenses in the Lower 700 MHz frequency band from Qualcomm Incorporated for approximately $1,925 in cash. The purchase agreement expires on January 13, 2012, although either party may extend the agreement for an additional 90 days if regulatory approval by the FCC is still pending on that date. The spectrum covers more than 300 million people total nationwide, including 12 MHz of Lower 700 MHz D and E block spectrum covering more than 70 million people in five of the top 15 metropolitan areas and 6 MHz of Lower 700 MHz D block spectrum covering more than 230 million people across the rest of the United States. We plan to deploy this spectrum as supplemental downlink capacity, using carrier aggregation technology once compatible handsets and network equipment are developed. The transaction is subject to regulatory approvals and other customary closing conditions. In February 2011, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (HSR Act) expired without the Department of Justice (DOJ) requesting additional information. We are awaiting approval by the FCC to complete this transaction. We anticipate closing the purchase by the end of the first quarter of 2012.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

T-Mobile  In March 2011, we agreed to acquire from Deutsche Telekom AG (Deutsche Telekom) all of the issued and outstanding shares of T-Mobile in exchange for approximately $39,000, consisting of $25,000 cash and approximately $14,000 of our common stock, subject to certain adjustments, and the right to nominate a person to a seat on our Board of Directors. T-Mobile serves approximately 34 million wireless subscribers, and we anticipate this transaction will strengthen and expand our U.S. mobile broadband infrastructure and make LTE network technology available to more wireless broadband users in the United States, including those in rural areas. The transaction is subject to regulatory approvals and other customary closing conditions. In March 2011, we filed with the U.S. DOJ notice of the transaction as required under the HSR Act. In April 2011, we filed our application for approval of the merger with the FCC. We also filed applications or notices in five states (Arizona, California, Hawaii, Louisiana and West Virginia), and have received approvals from Arizona, Louisiana and West Virginia. On August 31, 2011, the U.S. DOJ filed a complaint against us in the U.S. District Court for the District of Columbia alleging that the proposed acquisition would substantially lessen competition and likely raise prices in markets for mobile wireless services. We dispute the allegations and intend to vigorously contest the matter. The U.S. District Court has set a trial date in that case for February 13, 2012. On September 6, 2011, Sprint Nextel Corporation (Sprint) also filed a complaint against us in the same U.S. District Court that is hearing the U.S. DOJ's complaint. Like the U.S. DOJ, Sprint alleged that the proposed acquisition of T-Mobile would substantially lessen competition in markets for mobile wireless services. Sprint also asserted that the proposed acquisition would adversely affect its access to certain inputs used to provide mobile wireless services; specifically, Sprint claimed that, as a result of the proposed acquisition, its costs to obtain mobile wireless devices, roaming services, and dedicated transmission services known as “backhaul” would increase. On September 19, 2011, Cellular South, Inc. and its subsidiary Corr Wireless Communications, L.L.C. (collectively, “Cellular South”) filed a complaint against us raising claims similar to those contained in the Sprint complaint. Both Sprint and Cellular South have requested injunctive relief. We filed motions to dismiss Sprint’s and Cellular South’s complaints. On November 2, 2011, the U.S. District Court granted our motion in part and denied it in part. The order dismissed both plaintiffs’ complaints insofar as they involved alleged harm to competition in markets for mobile wireless services and access to backhaul. It also dismissed the claims regarding roaming services, except insofar as they pertained to Corr Wireless, Cellular South’s subsidiary. The order allowed Sprint’s and Cellular South’s complaints to proceed insofar as they involved the proposed acquisition’s effects on the market for mobile wireless devices. Accordingly, the complaints will go forward with respect to a portion of the Sprint’s and Cellular South’s claims. We dispute those allegations and intend to vigorously contest the matter. The U.S. District Court has set an initial scheduling conference in Sprint’s and Cellular South’s cases for December 9, 2011. No trial date for those cases has been set. We anticipate closing the transaction in the first half of 2012. In the event this transaction does not close, we could be required to pay a breakup fee of $3,000, enter into a broadband roaming agreement and transfer to Deutsche Telekom certain wireless spectrum.

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

We must repay all advances no later than the first anniversary of the date on which advances are made. The agreement also provides that in the event of certain asset sales or certain debt or stock offerings, we must use the net proceeds to prepay any outstanding advances or to reduce the amount of the lenders' commitments.

Tender of Telmex Shares  In August 2011, the Board of Directors of América Móvil approved a tender offer for the remaining outstanding shares of Telmex that were not already owned by América Móvil. The offer was for $10.50 Mexican pesos per share (payable in cash). The tender offer was launched in October 2011. We have announced our intent to tender all of our shares of Telmex for approximately $1,200 of cash. We expect the transaction to close in the fourth quarter and do not anticipate a material gain or loss on the tender.

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

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. We are pursuing additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. The current FCC appears to be more open to maintaining or expanding regulatory requirements on entities subject to its jurisdiction and has declared a national policy objective of ensuring that all Americans have access to broadband technologies and services. To that end, the FCC delivered a National Broadband Plan to Congress in 2010. The FCC has issued dozens of notices seeking comment on whether and how it should modify its rules and policies on a host of issues, which would affect all segments of the communications industry, to achieve universal access to broadband. These issues include rules and policies relating to universal service support, intercarrier compensation (ICC) and regulation of special access services, as well as a variety of others that could affect AT&T’s operations and revenues. The Commission has opened proceedings to address some of these issues. For example, in February 2011, the Commission released a notice of proposed rulemaking to consider whether and how it should modify its policies and rules relating to ICC and universal service support to encourage deployment of broadband to all Americans.

On October 27, 2011, the FCC adopted new rules governing USF support and ICC reform. Among other things, the FCC adopted a new ICC regime that will result in the elimination of all terminating switched access charges over six years for AT&T. Additionally, the FCC will redirect $4,500 in high-cost USF support that is used currently for basic telephone service to support for broadband (including mobile broadband) service in unserved geographical areas. While the text of these new rules was not available at the time of filing of this Form 10-Q and any analysis is therefore preliminary and subject to change, we expect the overall long-term financial impact of the new rules to be positive for AT&T.

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

Wireless Broadband Competition  In April 2011, the FCC released a wireless data roaming order requiring wireless carriers to offer wireless data roaming services on “commercially reasonable terms” to other wireless carriers in places where those operators do not have their own systems. As of October 2011, we have entered into approximately 50 data roaming agreements (including 16 broadband data roaming agreements) most of which were entered into prior to the effective data of the order. We do not expect this order to have a material impact on our operating results.

Net Neutrality Rules  In December 2010, the FCC adopted “net neutrality” rules that impose certain transparency and “no blocking” obligations on fixed and mobile broadband Internet access services, as well as a “no unreasonable discrimination” obligation that applies only to fixed services. The rules are scheduled to become effective on November 20, 2011. Verizon and other parties have filed appeals of the FCC’s rules, which are pending in the D.C. Circuit Court of Appeals. We do not expect the FCC’s rules to have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,762 in cash and cash equivalents available at September 30, 2011. Cash and cash equivalents included cash of $1,478 and money market funds and other cash equivalents of $9,284. In the first nine months of 2011, cash inflows were primarily provided by cash receipts from operations and the issuance of long-term debt. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders and the repayment of debt. We discuss many of these factors in detail below.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cash Provided by or Used in Operating Activities
During the first nine months of 2011, cash provided by operating activities was $27,150, compared to $25,350 for the first nine months of 2010. Our higher operating cash flows reflected decreased tax payments of $3,134 partially offset by employee and other accrued liabilities.

In September 2010, we reached a settlement with the IRS on the calculation of the tax basis of certain assets relating to a restructuring of our wireless operations. The allowed amortization deductions on these settlement-related assets are expected to cover a 15-year period, which began in 2008. As a result of this settlement, we decreased our net tax liabilities approximately $8,300 and expect to recognize the cash flow impacts of the settlement over a 15-year period, which began in 2008. The effect of the change to our net tax liabilities was recognized through our income statement in the third quarter of 2010 as a reduction in income tax expense.

Cash Used in or Provided by Investing Activities
For the first nine months of 2011, cash used in investing activities totaled $15,025 and consisted primarily of $14,625 for capital expenditures, excluding interest during construction.

Virtually all of our capital expenditures are spent on our wireless and wireline subsidiaries’ networks, our U-verse services and support systems for our communications services. The Wireline segment which includes U-verse services represented 53% of the total capital expenditures, excluding interest during construction, and was flat in the first nine months. Wireline expenditures related to expanding Ethernet access and IP-data services. Capital spending in our Wireless segment, excluding capitalized interest during construction, represented 47% of our total spending and increased 27% in the first nine months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the initial deployment of LTE (4G) equipment for our recent commercial launch.

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

Cash Used in or Provided by Financing Activities
For the first nine months of 2011, our financing activities included proceeds of $7,935 from the following:
•	August 2011 issuance of $1,500 of 2.40% global notes due 2016, $1,500 of 3.875% global notes due 2021, and $2,000 of 5.55% global notes due 2041.
•	April 2011 issuance of $1,750 of 2.95% global notes due 2016 and $1,250 of 4.45% global notes due 2021.

Our other financing activities primarily consisted of the payment of dividends and the repayment of debt.

We paid dividends of $7,627 during the first nine months of 2011, compared with $7,436 for the first nine months of 2010, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2010. Dividends declared by our Board of Directors totaled $0.43 per share in the third quarter and $1.29 per share for the first nine months of 2011 and $0.42 per share in the third quarter and $1.26 per share for the first nine months of 2010. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2011, we had $8,900 of debt maturing within one year, which included $8,895 of long-term debt maturities and $5 of other short-term borrowings. Debt repayments due in the fourth quarter of $3,250 were paid in October 2011. On October 26, 2011, we called $1,000 of 5.875% notes due in the first quarter of 2012. The notes will have a redemption date of November 22, 2011. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

During the first nine months of 2011, we repaid $1,298 of long-term debt with a weighted average interest rate of 6.23%.

AT&T INC.
SEPTEMBER 30, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In December 2010, we entered into two revolving credit facilities with a syndicate of banks – a four-year, $5,000 agreement and a $3,000, 364-day agreement. In the event advances are made under either agreement, those advances would be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the four-year agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, financial debt ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At September 30, 2011, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our international equity investees. At September 30, 2011, our debt ratio was 38.5%, compared to 37.9% at September 30, 2010, and 37.1% at December 31, 2010. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

AT&T INC.
SEPTEMBER 30, 2011

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2011, we had interest rate swaps with a notional value of $11,800 and a fair value of $595.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(748) at September 30, 2011. We have rate locks with a notional value of $800 and a fair value of $(159) and foreign exchange contracts with a notional value of $210 and a net fair value of $(4) at September 30, 2011.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2011.

AT&T INC.
SEPTEMBER 30, 2011

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

•
The development of attractive and profitable U-verse service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

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
SEPTEMBER 30, 2011

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The additional Risk Factor below reflects our pending acquisition of T-Mobile. See “Other Business Matters” for recent developments relating to this acquisition, including the August 31, 2011 filing of a lawsuit by the U.S. Department of Justice (“DOJ”).

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

We have agreed to acquire T-Mobile for approximately $39,000. We believe that the acquisition will give us the scale, resources and spectrum to enable us to deploy LTE technology to more customers than otherwise possible and to address impending spectrum and network capacity constraints thereby enabling us to provide higher quality service including fewer dropped calls, fewer failed calls attempted and increased data speeds. In addition, we believe the acquisition will result in cost savings and other potential synergies. Achieving these results first will depend upon obtaining governmental approvals on favorable terms within the time limits set forth in the purchase agreement. To this point, the recently filed lawsuit by the DOJ has created uncertainty regarding both the eventual outcome of the case and the possibility of delays to the approval process beyond the termination date set forth in the agreement. Other delays also could jeopardize our ability to complete the acquisition and divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained, then we must integrate a large number of network and other operational systems and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, and therefore expect a successful integration in this case, delays in the process could have a material adverse affect on our revenues, expenses, operating results and financial condition. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.
SEPTEMBER 30, 2011

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-zz	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated as of December 31, 2011
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AT&T Inc.

November 3, 2011                                                                                           /s/ John J. Stephens
John J. Stephens
Senior Executive Vice President
    and Chief Financial Officer