Form 10-K
period 2011-12-31
AT&T INC.
filed 2012-02-24
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒                                                                                                                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Based on the closing price of $31.41 per share on June 30, 2011, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $186.1 billion.

At January 31, 2012, common shares outstanding were 5,928,751,656.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2011 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2012 Annual Meeting and Proxy Statement dated on or about March 9, 2012 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

7.00% AT&T Inc.	New York Stock Exchange
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

Scope
We are a leading provider of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

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
•
wireline subsidiaries provide primarily landline voice and data communication services, AT&T U-verse® TV, high-speed broadband and voice services (U-verse) and managed networking to business customers.

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

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, our services offerings now combine our traditional wireline and wireless services. We make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2012, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary.

We cover most major metropolitan areas of the United States with our Universal Mobile Telecommunications System/High-Speed Downlink Packet Access (HSPA) and HSPA+ network technology, with HSPA+ providing 4G speeds when combined with our upgraded backhaul. At the end of 2011, over 80% of our data traffic was carried over this enhanced backhaul. Our network provides superior mobile broadband speeds for data and video services, as well as operating efficiencies using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as GSM, General Packet Radio Services and Enhanced Data Rates for GSM Evolution for data communications. As of December 31, 2011, we served 103 million subscribers. We have also begun transitioning our network to next generation LTE technology and expect this network to cover approximately 80% of the U.S. population and to be largely complete by the end of 2013. We continue to expand the number of locations, including airports and cafés, where customers can access broadband Internet connections using wireless fidelity (local radio frequency commonly referred to as Wi-Fi) wireless technology.

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative data services to customers, which in turn, will depend on the availability of additional spectrum. We are facing significant spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any spectrum solution will require that the FCC makes new spectrum available to the wireless industry and allows us to obtain the spectrum we need more immediately to meet the needs of our customers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

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

Data/Broadband
As the communications industry continues to move toward Internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on expanding our AT&T U-verse high-speed broadband and video offerings and on developing IP-based services that allow customers to unite their home or business wireline services with their wireless service.

U-verse Services  During 2011, we continued to expand our offerings of U-verse High Speed Internet and TV services.
As of December 31, 2011, we reached our deployment goal of 30 million living units and have now passed 30.3 million living units (constructed housing units as well as platted housing lots). We are marketing U-verse services to 78% of those units and had 3.8 million subscribers by year-end 2011. During 2012, we will continue our efforts to increase sales to this base.

We believe that our U-verse TV service is a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Certain municipalities have delayed our requests to offer this service or have refused us permission to use our existing or new right-of-ways to deploy or activate our U-verse-related equipment, services and products, resulting in litigation. Petitions have been filed at the FCC alleging that the manner in which we provision “public, educational and governmental” (PEG) programming over our U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California state superior court raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost and extent of our U-verse offerings.

AT&T Inc.

Voice over Internet Protocol (VoIP)  VoIP is generally used to describe the transmission of voice using IP-based technology rather than a traditional wire and switch-based telephone network. A company using this technology can often provide voice services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. While the development of VoIP has resulted in increased competition for our wireless and wireline voice services, it also presents growth opportunities for us to develop new products for our customers.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. We make our capital allocations decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s percentage of our total segment income. Each segment’s percentage of total segment operating revenue and income calculations is derived from our segment results, and income percentage may total more than 100 percent due to losses in one or more segments. We have four reportable segments: (1) Wireless; (2) Wireline; (3) Advertising Solutions; and (4) Other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 32 through 40 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer customers. Our Wireless segment provided approximately 50% of 2011 total segment operating revenues and 94% of our 2011 total segment income. At December 31, 2011, we had more than 103 million wireless subscribers. We classify our customers as either postpaid, prepaid, connected device or reseller.

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

Service – Our voice service is generally offered on a contract basis for one- or two-year periods, referred to as postpaid. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. We also offer prepaid voice service to certain customers who prefer to control usage or pay in advance.

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices. We are also seeing rapid growth in demand for new data-centric devices such as notebooks, tablets, eReaders, direction and navigation aids and monitoring devices. Customers in our “connected device” category (e.g., users of eReaders and navigation aids) purchase those devices from third-party suppliers which buy data access supported by our network. Other data-centric device users are classified as either postpaid customers (primarily netbook and notebook users) or prepaid customers (primarily tablet users) since they purchase service directly from us. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services. As of December 31, 2011, we were a leading provider of wireless data in the U.S. wireless industry based on subscribers.

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

Additional information on our Wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 47% of 2011 segment operating revenues and 45% of our 2011 total segment income. We divide our wireline services into three product-based categories: voice, data and other. Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other Internet-based providers. In addition, the continuing weak economy has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2012.

Services and Products

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

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based, and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network (LAN) interconnection, remote site, point of sale and branch office communications. High-speed packet services are used extensively by enterprise (large business) customers.

AT&T Inc.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including LANs, wide area networks, and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications.

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

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2011, our wireline subsidiaries served approximately 19 million retail consumer access lines, 16 million retail business access lines and 2 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in the data category. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital Private Branch Exchange (PBX) systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

ADVERTISING SOLUTIONS
Advertising Solutions includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. The Advertising Solutions segment provided approximately 3% of total segment operating revenues in 2011. In 2011, segment operating expenses exceeded revenues due to a recorded impairment of goodwill and a trade name. This segment sells advertising services throughout the United States, with our print directory operations primarily covering our 22-state area.

AT&T Inc.

OTHER
Our Other segment includes customer information services (i.e., operator services) and corporate and other operations, as well as impacts from corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on pension and postretirement benefits. The Other segment provided less than 1% of total segment operating revenues in 2011. In 2011, segment operating expenses exceeded revenues. We also include in this segment the equity income (loss) from our investments in Télefonos de México, S.A. de C.V.  and América Móvil, S.A. de C.V.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total
	Consolidated Operating Revenues
	2011	2010	2009
Wireless Segment
Wireless service	45%	43%	40%
Wireline Segment
Data	23%	22%	21%
Voice	20%	23%	26%

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and an increasing number of states are considering new regulations and legislation relating to various aspects of wireless services.

Our wireline subsidiaries are subject to regulation by state commissions which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

Our subsidiaries operating outside the United States. are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings “Operating Environment Overview” beginning on page 40 and “Regulatory Developments” beginning on page 42 and are incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 40 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patent and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2011, 2010 or 2009.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 42, and is incorporated herein by reference pursuant to General Instruction G(2).

RESEARCH AND DEVELOPMENT

AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP; advanced network design and architecture; network operations support systems; data mining technologies and advanced speech technologies. The majority of the development activities are performed by AT&T Services. The developers within AT&T Services work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We also have a research agreement with Telcordia Technologies, formerly Bell Communications Research, Inc. Research and development expenses were $1,197 in 2011, $1,280 in 2010, and $993 million in 2009.

EMPLOYEES

As of January 31, 2012, we employed approximately 256,000 persons. Approximately 55% of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. Contracts covering approximately 120,000 employees will expire during 2012. For contracts covering approximately 80,000 (mainly wireline) employees, the union is entitled to call a work stoppage in the absence of a new contract being reached.

At December 31, 2011, we had approximately 335,000 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 53 through 55 which is incorporated herein by reference pursuant to General Instruction G(2).

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates.

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

•
The final outcome of FCC and other federal agency proceedings and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including issues relating to access charges, universal service, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, availability of new spectrum from the FCC on fair and balanced terms, wireless license awards and renewals and wireless services, including data roaming agreements.

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including proceedings relating to Interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates; broadband deployment including our U-verse services; net neutrality; performance measurement plans; service standards; and traffic compensation.

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

•	Our continued ability to attract and offer a diverse portfolio of wireless devices, some on an exclusive basis.
•
The availability and cost of additional wireless spectrum and regulations and conditions relating to spectrum use, licensing and technical standards and deployment and usage, including network management rules.

•	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation, including patent and product safety claims by or against third parties.
•
The impact on our networks and business from major equipment failures; security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; or severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

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

•	Our ability to adequately fund our wireless operations, including payment for additional spectrum network upgrades and technological advancements.
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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2011, approximately 81% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 19% was owned by our wireless subsidiaries. Central office equipment represented 32%; Outside Plant (including cable, wiring and other non central office network equipment) represented approximately 30% of our telephone plant; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 20%; land, building and wireless communications towers represented 11%; and other miscellaneous property represented 6%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters. Property on which communication towers are located, may be either owned or leased.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. Additional information regarding litigation is included in the Annual Report under the headings “Retiree Phone Concession Litigation,” “Wage and Hour Litigation,” “NSA Litigation” and “Universal Service Fees Litigation” on pages 46 through 47, which is incorporated herein by reference pursuant to General Instruction G(2). As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2012)

Name	Age	Position	Held Since

Randall L. Stephenson	51	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	56	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	59	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	54	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	60	President and Chief Executive Officer, AT&T Mobility	10/2008
John M. Donovan	51	Senior Executive Vice President – AT&T Technology and Network Operations	1/2012
Andrew M. Geisse	55	Senior Executive Vice President – AT&T Business and Home Solutions	1/2012
Forrest E. Miller*	59	Group President – Corporate Strategy and Development	6/2007
John T. Stankey	49	Group President and Chief Strategy Officer	2/2012
John J. Stephens	52	Senior Executive Vice President and Chief Financial Officer	6/2011
Wayne Watts	58	Senior Executive Vice President and General Counsel	6/2007
Rayford Wilkins, Jr.*	60	Chief Executive Officer – AT&T Diversified Businesses	10/2008

*Retiring March 30, 2012.

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Donovan. Mr. Donovan was executive vice president of product, sales, marketing and operations at VeriSign Inc., a technology company that provides Internet infrastructure services, from November 2006 to April 2008. Mr. Donovan joined AT&T as Chief Technology Officer in April 2008. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2011 and 2010 was 1,301,479 and 1,372,019. The number of stockholders of record as of February 17, 2012, was 1,291,207. We declared dividends, on a quarterly basis, totaling $1.73 per share in 2011 and $1.69 per share in 2010.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 91, “Selected Financial and Operating Data” on page 30,  and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 30, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
   OPERATION

Information required by this Item is included in the Annual Report on pages 31 through 56, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on pages 51 through 52, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 57 through 91, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2011.

AT&T Inc.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

(b)  Attestation Report of the Registered Public Accounting Firm
The registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 94, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 9, 2011 (Proxy Statement) under the heading “Election of Directors.”

There is no disclosure in this Form 10-K of reporting person delinquencies in response to Item 405 of Regulation S-K and the registrant, at the time of filing this Annual Report on Form 10-K, has reviewed the information necessary to ascertain, and has determined that Item 405 disclosure is not expected to be contained in this Form 10-K or incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Compensation of Directors.” Information regarding officers is included in the registrant’s Proxy Statement on the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control” which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Compensation Committee Report” and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

AT&T Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Common Stock Ownership,” which is incorporated herein by reference pursuant to General Instruction G(3).

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	54,719,855 (1)	$30.17	120,659,837 (2)
Equity compensation plans not approved by security holders	14,409,771 (3)	$34.37	0
Total	69,129,626 (4)	$31.65	120,659,837

(1)
Includes the issuance of stock in connection with the following stockholder approved plans: (a) 20,978,906 stock options under the 1996 Stock and Incentive Plan, 2001 Incentive Plan, and Stock Purchase and Deferral Plan (SPDP), (b) 2,016,811 phantom stock units under the Stock Savings Plan (SSP), 5,641,603 phantom stock units under the SPDP, and 3,876,413 restricted stock units under the 2006 Incentive Plan, (c) 13,933,552 target number of stock-settled performance shares under the 2006 Incentive Plan, and (d) 12,808 target number of stock-settled performance shares under the 2011 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150% (220,432 of the performance shares under the 2006 Incentive Plan may be increased by up to 200%). Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,889,928 phantom stock units (computed on a first-in-first-out basis) and 5,360,513 stock options that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan. In addition, participants received approximately 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant.

(2)
Includes 10,301,866 shares that may be issued under the SPDP, 89,888,357 shares that may be issued under the 2011 Incentive Plan, and up to 4,172,934 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

AT&T Inc.

(3)
Number of outstanding stock options under the 1995 Management Stock Option Plan (1995 MSOP), which has not been approved by stockholders. The 1995 MSOP provides for grants of stock options to management employees (10-year terms) subject to vesting requirements and shortened exercise terms upon termination of employment. No further options may be issued under this plan.

(4)
Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2011, there were 25,383,452 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $29.00. Also, does not include 88,242 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 64,270 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

(a) Documents filed as a part of the report:
 Page
(1) Report of Independent Registered Public Accounting Firm                                                                                     *
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income                                                                                                                       *
Consolidated Balance Sheets                                                                                                                                  *
Consolidated Statements of Cash Flows                                                                                                               *
Consolidated Statements of Changes in Stockholders’ Equity                                                                         *
Notes to Consolidated Financial Statements                                                                                                        *

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2011. (See Part II.)

 Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts                                                                                                                21

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

AT&T Inc.

(3) Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

Exhibit
Number

2	Stock Purchase Agreement by and Between Deutsche Telekom AG and AT&T Inc. dated March 20, 2011. (Exhibit 2.1 to Form 8-K dated March 20, 2011.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 1, 2009. (Exhibit 3 to Form 10-Q filed for June 30, 2009.)

3-b	Bylaws amended June 24, 2011. (Exhibit 3 to Form 8-K dated June 24, 2011.)

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

4-c	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co.

4-d	Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., and Wisconsin Bell, Inc.

4-e	Guarantee of certain obligations of AT&T Corp.

4-f	Guarantee of certain obligations of BellSouth.

4-g	Cingular Third Supplemental Indenture.

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2008.)

10-a	Short Term Incentive Plan, dated November 18, 2005. (Exhibit 10-a to Form 10-K for 2008.)

10-b	2001 Incentive Plan, dated November 18, 2005. (Exhibit 10-t to Form 10-K for 2008.)

10-c	2006 Incentive Plan, amended and restated effective through January 28, 2010. (Exhibit 10-c to Form 10-Q filed for June 30, 2010.)

10-d	2011 Incentive Plan. (Exhibit 10.4 to Form 10-Q filed for March 31, 2011.)

10-e	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-w to Form 10-K for 2008.)

10-f	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-g	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-c to Form 10-K for 2008.)

10-h	2005 Supplemental Employee Retirement Plan, amended and restated December 15, 2011. (Exhibit 10.1 to Form 8-K dated December 15, 2011.)

AT&T Inc.

10-i	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2008.)

10-j	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2008.)

10-k	Salary and Incentive Award Deferral Plan, dated December 31, 2004.

10-l	Stock Savings Plan, dated December 31, 2004.

10-m	Stock Purchase and Deferral Plan, amended and restated June 24, 2010. (Exhibit 10-b to Form 10-Q filed for June 30, 2010.)

10-n	Cash Deferral Plan, amended and restated June 24, 2010. (Exhibit 10-a to Form 10-Q filed for June 30, 2010.)

10-o
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-p	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-q            AT&T Inc. Health Plan, amended and restated effective January 1, 2011.

10-r	AT&T Management Relocation Plan.

10-r(i)	Amendment to AT&T Management Relocation Plan, dated November 20, 2008. (Exhibit 10-ww to Form 10-Q filed for March 31, 2009.)

10-s	Pension Benefit Makeup Plan No.1, amended and restated December 31, 2010. (Exhibit 10-jj to Form 10-K for 2010.)

10-t	AT&T Inc. Change in Control Severance Plan, amended and restated effective January 1, 2011. (Exhibit 10-v to Form 10-K for 2010.)

10-u	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-v            Form of Non-Disclosure and Non-Solicitation Agreement. (Exhibit 10-jjj to Form 10-K for 2009.)

10-w	Administrative Plan, amended and restated effective January 1, 2011. (Exhibit 10-k to Form 10-K for 2010.)

10-x	Retirement Plan for Non-Employee Directors.

10-y	Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-f to Form 10-Q filed for June 30, 2008.)

10-z	Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-e to Form 10-Q filed for June 30, 2008.)

10-aa	Communications Concession Program for Directors, amended and restated November 2009. (Exhibit 10-y to Form 10-K for 2009.)

10-bb	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers.

AT&T Inc.

10-cc	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003.

10-dd	Transition Agreement.

10-ee	Transition Agreement.

10-ff	Agreement and Release and Waiver of Claims between Richard G. Lindner and AT&T Inc. (Exhibit 10.1 to Form 8-K/A dated March 4, 2011.)

10-gg	Pacific Telesis Group Supplemental Cash Balance Plan, amended as of July 1, 1996.

10-hh	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors.

10-hh(i)	Resolutions amending the Plan, effective November 21, 1997.

10-ii	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan.

10-jj	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan.

10-jj(i)	Resolutions amending the Plan, effective November 21, 1997. (Contained in and filed as Exhibit 10-hh(i)).

10-kk	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, amended November 20, 2008. (Exhibit 10-u to Form 10-K for 2008.)

10-ll	Pacific Telesis Group Executive Deferral Plan, amended November 20, 2008. (Exhibit 10-z to Form 10-K for 2008.)

10-mm
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-hh to Form 10-K for 2008.)

10-nn	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994.

10-nn(i)	First Amendment to Master Trust Agreement, effective December 23, 1997.

10-oo	AT&T Corp. Senior Management Long Term Disability and Survivor Protection Plan, amended December 31, 2008. (Exhibit 10-xx to Form 10-K for 2008.)

10-pp	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-ggg to Form 10-K for 2008.)

10-qq	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-hhh to Form 10-K for 2008.)

10-rr	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000.

10-ss	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005.

10-tt	BellSouth Officer Compensation Deferral Plan, amended January 1, 2005. (Exhibit 10-mm to Form 10-K for 2009.)

10-uu	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984.

10-vv	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005.

AT&T Inc.

10-ww	BellSouth Corporation Stock Plan, dated April 24, 1995.

10-xx	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

10-xx(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005.

10-xx(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-qq(ii) to Form 10-K for 2008.)

10-yy	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated as of December 31, 2011. (Exhibit10-zz to Form 10-Q filed for September 30, 2011.)

10-zz
BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-tt to Form 10-K for 2009.)

10-aaa	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006.

10-bbb	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992.

10-bbb(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997.

10-bbb(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002.

10-ccc	BellSouth Split-Dollar Life Insurance Plan, as amended December 31, 2008, and restated effective January 1, 2005. (Exhibit 10-iii to Form 10-K for 2008.)

10-ddd	BellSouth Supplemental Life Insurance Plan, amended and restated November 1, 2009. (Exhibit 10-aaa to Form 10-K for 2009.)

10-eee	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005.

10-fff	BellSouth Nonqualified Deferred Income Plan, as amended and restated effective January 1, 2005. (Exhibit 10-eee to Form 10-K for 2008.)

10-ggg	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008.

10-hhh	Cingular Wireless Cash Deferral Plan, effective November 1, 2001.

10-iii	Cingular Wireless Long Term Compensation Plan, amended and restated effective November 1, 2007.

10-jjj	Cingular Wireless BLS Executive Transition Benefit Plan.

10-kkk	Cingular Wireless SBC Executive Transition Benefit Plan.

10-lll	AT&T Mobility 2005 Cash Deferral Plan.

10-mmm	364 Day Credit Agreement dated December 19, 2011. (Exhibit 10-b to Form 8-K dated December 19, 2011.)

AT&T Inc.

10-nnn	Amended and Restated Four Year Credit Agreement dated December 19, 2011. (Exhibit 10-a to Form 8-K dated December 19, 2011.)

10-ooo	Credit Agreement dated as of March 31, 2011, among AT&T Inc., Bank of America, N.A., Barclays Capital, and Citibank, N.A. (Exhibit 10.a to Form 8-K dated March 31, 2011.)

10-ppp	Stockholder’s Agreement by and between Deutsche Telekom AG and AT&T Inc. dated March 20, 2011 (Exhibit 10.1 to Form 8-K dated March 20, 2011.)

10-qqq	Letter Agreement to Deutsche Telekom AG (exhibit 10 to Form 8-K dated December 19, 2011.)

12                Computation of Ratios of Earnings to Fixed Charges

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2011. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications
   31.1  Certification of Principal Executive Officer
                                   31.2  Certification of Principal Financial Officer

32	Section 1350 Certification

101              XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2011	$957	1,136	38	-	1,253	$878
Year 2010	$1,202	1,334	(28)	-	1,551	$957
Year 2009	$1,268	1,762	29	2	1,859	$1,202

(a)	Excludes direct charges and credits to expense on the consolidated statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

AT&T INC.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

 February 24, 2012

Directors:
Randall L. Stephenson*	Jon C. Madonna*
Gilbert F. Amelio*	Lynn M. Martin*
Reuben V. Anderson*	John B. McCoy*
James H. Blanchard*	Joyce M. Roché*
Jaime Chico Pardo*	Matthew K. Rose*
James P. Kelly*	Laura D’Andrea Tyson*

* by power of attorney