Form 10-Q
period 2012-03-31
AT&T INC.
filed 2012-05-04
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [   ]   No [X]

At April 30, 2012 there were 5,863 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2012	2011
Operating Revenues
Wireless service	$14,566	$13,961
Data	7,795	7,171
Voice	5,893	6,550
Directory	744	868
Other	2,824	2,697
Total operating revenues	31,822	31,247
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	12,913	12,813
Selling, general and administrative	8,248	8,042
Depreciation and amortization	4,560	4,584
Total operating expenses	25,721	25,439
Operating Income	6,101	5,808
Other Income (Expense)
Interest expense	(859)	(846)
Equity in net income of affiliates	223	249
Other income (expense) – net	52	59
Total other income (expense)	(584)	(538)
Income Before Income Taxes	5,517	5,270
Income tax expense	1,865	1,802
Net Income	3,652	3,468
Less: Net Income Attributable to Noncontrolling Interest	(68)	(60)
Net Income Attributable to AT&T	$3,584	$3,408
Basic Earnings Per Share Attributable to AT&T	$0.60	$0.57
Diluted Earnings Per Share Attributable to AT&T	$0.60	$0.57
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,918	5,925
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,940	5,945
Dividends Declared Per Common Share	$0.44	$0.43
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2012	2011
Net income	$3,652	$3,468
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $1 and $0 attributable to noncontrolling interest), net of taxes of $131 and $50	243	93
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains, net of taxes of $54 and $27	101	49
Reclassification adjustment realized in net income, net of taxes of $(3) and $(19)	(6)	(35)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains, net of taxes of $0 and $4	-	7
Reclassification adjustment included in net income, net of taxes of $3 and $1	6	2
Amortization of net prior service credit included in net income, net of taxes of $(84) and $(71)	(137)	(115)
Other comprehensive income	207	1
Total comprehensive income	3,859	3,469
Less: Total comprehensive income attributable to noncontrolling interest	(69)	(60)
Total Comprehensive Income Attributable to AT&T	$3,790	$3,409
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,442	$3,185
Accounts receivable - net of allowances for doubtful accounts of $784 and $878	13,167	13,606
Prepaid expenses	1,706	1,155
Deferred income taxes	1,463	1,470
Other current assets	1,987	3,611
Total current assets	20,765	23,027
Property, plant and equipment	260,211	260,279
Less: accumulated depreciation and amortization	(152,980)	(153,192)
Property, Plant and Equipment – Net	107,231	107,087
Goodwill	70,929	70,842
Licenses	51,782	51,374
Customer Lists and Relationships – Net	2,385	2,757
Other Intangible Assets – Net	5,203	5,212
Investments in Equity Affiliates	4,302	3,718
Other Assets	6,759	6,327
Total Assets	$269,356	$270,344

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$6,775	$3,453
Accounts payable and accrued liabilities	17,593	19,858
Advanced billing and customer deposits	3,966	3,872
Accrued taxes	1,601	1,003
Dividends payable	2,585	2,608
Total current liabilities	32,520	30,794
Long-Term Debt	58,934	61,300
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	26,136	25,748
Postemployment benefit obligation	34,113	34,011
Other noncurrent liabilities	12,466	12,694
Total deferred credits and other noncurrent liabilities	72,715	72,453

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2012 and
December 31, 2011: issued 6,495,231,088 at March 31, 2012 and December 31, 2011)	6,495	6,495
Additional paid-in capital	91,032	91,156
Retained earnings	26,446	25,453
Treasury stock (620,517,527 at March 31, 2012 and 568,719,202
at December 31, 2011, at cost)	(22,460)	(20,750)
Accumulated other comprehensive income	3,386	3,180
Noncontrolling interest	288	263
Total stockholders’ equity	105,187	105,797
Total Liabilities and Stockholders’ Equity	$269,356	$270,344
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2012	2011
Operating Activities
Net income	$3,652	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,560	4,584
Undistributed earnings from investments in equity affiliates	(223)	(233)
Provision for uncollectible accounts	328	292
Deferred income tax expense and noncurrent unrecognized tax benefits	337	731
Net gain from impairment and sale of investments	(9)	(41)
Changes in operating assets and liabilities:
Accounts receivable	111	72
Other current assets	1,082	708
Accounts payable and accrued liabilities	(1,573)	(1,309)
Other - net	(469)	(540)
Total adjustments	4,144	4,264
Net Cash Provided by Operating Activities	7,796	7,732

Investing Activities
Construction and capital expenditures:
Capital expenditures	(4,261)	(4,133)
Interest during construction	(65)	(35)
Acquisitions, net of cash acquired	(433)	(54)
Dispositions	16	11
Sales of securities, net of investment	5	127
Other	1	9
Net Cash Used in Investing Activities	(4,737)	(4,075)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	(36)
Issuance of long-term debt	2,986	-
Repayment of long-term debt	(2,204)	(1,264)
Purchase of treasury stock	(2,066)	-
Issuance of treasury stock	218	18
Dividends paid	(2,606)	(2,540)
Other	(130)	119
Net Cash Used in Financing Activities	(3,802)	(3,703)
Net decrease in cash and cash equivalents	(743)	(46)
Cash and cash equivalents beginning of year	3,185	1,437
Cash and Cash Equivalents End of Period	$2,442	$1,391

Cash paid during the three months ended March 31 for:
Interest	$1,224	$1,096
Income taxes, net of refunds	$(712)	$(511)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2012
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,156
Issuance of treasury stock		74
Share-based payments		(198)
Balance at end of period		$91,032

Retained Earnings
Balance at beginning of year		$25,453
Net income attributable to AT&T ($0.60 per diluted share)		3,584
Dividends to stockholders ($0.44 per share)		(2,584)
Other		(7)
Balance at end of period		$26,446

Treasury Stock
Balance at beginning of year	(568)	$(20,750)
Purchase of stock	(68)	(2,066)
Issuance of treasury stock	15	356
Balance at end of period	(621)	$(22,460)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$3,180
Other comprehensive income attributable to AT&T		206
Balance at end of period		$3,386

Noncontrolling Interest:
Balance at beginning of year		$263
Net income attributable to noncontrolling interest		68
Distributions		(44)
Translation adjustments attributable to noncontrolling interest, net of taxes		1
Balance at end of period		$288

Total Stockholders’ Equity at beginning of year		$105,797
Total Stockholders’ Equity at end of period		$105,187
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” We believe that these consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation, including a reclassification of certain operating expenses based on an enhanced activity-based expense tracking system.

Comprehensive Income Reporting  We have adopted Financial Accounting Standards Board guidance that requires the reporting of comprehensive income, either as a separate financial statement (our election) or a continuation of the consolidated statements of income. We disclose the related tax effect for each item on the face of the statement.

Employee Separations  We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. At March 31, 2012, we had severance accruals of $230 and at December 31, 2011, we had severance accruals of $335.

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three months ended March 31, 2012 and 2011, are shown in the table below:

	Three months ended
	March 31,
	2012	2011
Numerators
Numerator for basic earnings per share:
Net income	$3,652	$3,468
Net income attributable to noncontrolling interest	(68)	(60)
Net income attributable to AT&T	3,584	3,408
Dilutive potential common shares:
Other share-based payment	3	3
Numerator for diluted earnings per share	$3,587	$3,411
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,918	5,925
Dilutive potential common shares:
Stock options	4	4
Other share-based payment	18	16
Denominator for diluted earnings per share	5,940	5,945
Basic earnings per share attributable to AT&T	$0.60	$0.57
Diluted earnings per share attributable to AT&T	$0.60	$0.57

At March 31, 2012 and 2011, we had issued and outstanding options to purchase approximately 28 million and 98 million shares of AT&T common stock. For the quarter ended March 31, 2012 and 2011, the exercise prices of 5 million and 60 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At March 31, 2012 and 2011, the exercise prices of 22 million and 34 million vested stock options were below market price.

NOTE 3. SEGMENT INFORMATION

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

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been restated to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their home that was previously reported in the Wireline segment.

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verse® TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been restated to exclude the operating results of the business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. In April 2012, we announced an agreement to sell our Advertising Solutions and Interactive businesses (see Note 6).

The Other segment includes our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement benefit plans. The Other segment results have been restated to exclude the operating results of customer information services, which are now reported in our Wireline segment’s results.

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended March 31, 2012
			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Total segment operating revenues	$16,136	$14,928	$744	$14	$-	$31,822
Operations and support expenses	10,083	10,297	547	234	-	21,161
Depreciation and amortization expenses	1,666	2,808	77	9	-	4,560
Total segment operating expenses	11,749	13,105	624	243	-	25,721
Segment operating income (loss)	4,387	1,823	120	(229)	-	6,101
Interest expense	-	-	-	-	859	859
Equity in net income (loss) of affiliates	(13)	-	-	236	-	223
Other income (expense) – net	-	-	-	-	52	52
Segment income (loss) before income taxes	$4,374	$1,823	$120	$7	$(807)	$5,517

For the three months ended March 31, 2011
			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Total segment operating revenues	$15,310	$15,051	$868	$18	$-	$31,247
Operations and support expenses	9,861	10,312	572	110	-	20,855
Depreciation and amortization expenses	1,506	2,958	106	14	-	4,584
Total segment operating expenses	11,367	13,270	678	124	-	25,439
Segment operating income (loss)	3,943	1,781	190	(106)	-	5,808
Interest expense	-	-	-	-	846	846
Equity in net income of affiliates	(4)	-	-	253	-	249
Other income (expense) – net	-	-	-	-	59	59
Segment income (loss) before income taxes	$3,939	$1,781	$190	$147	$(787)	$5,270

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2012.

The following details pension and postretirement benefit costs included in operating expenses (in cost of services and sales, and selling, general and administrative expenses) in the accompanying consolidated statements of income. We recognize actual gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required.

In the following table, gains are denoted with parentheses. A portion of these expenses is capitalized as part of the benefit load on internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended
	March 31,
	2012	2011
Pension cost:
Service cost – benefits earned during the period	$310	$297
Interest cost on projected benefit obligation	700	740
Expected return on assets	(880)	(922)
Amortization of prior service (credit)	(4)	(4)
Net pension cost	$126	$111

Postretirement cost:
Service cost – benefits earned during the period	$84	$90
Interest cost on accumulated postretirement benefit obligation	447	513
Expected return on assets	(200)	(260)
Amortization of prior service (credit)	(217)	(174)
Net postretirement cost	$114	$169

Combined net pension and postretirement cost	$240	$280

Our combined net pension and postretirement cost decreased $40 in the first quarter of 2012. The decrease was primarily related to higher amortization of prior service credits due to our plan change that provides prescription drug benefits on a group basis under Medicare Part D, as allowed under federal healthcare law.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $31 in the first quarter of 2012, of which $29 was interest cost and $35 for the first quarter of 2011, of which $31 was interest cost.

AT&T INC.
MARCH 31, 2012

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

The fair value measurement level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2011.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$65,472	$74,525	$64,514	$73,738
Investment securities	2,272	2,272	2,092	2,092

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 under the Fair Value Measurement and Disclosure framework.

Investment Securities
Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments have maturities of $146 less than one year, $59 within one to three years, $75 within three to five years, and $280 for five or more years.

AT&T INC.
MARCH 31, 2012

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

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,073	$-	$-	$1,073
International equities	534	-	-	534
Fixed income bonds	-	560	-	560
Asset Derivatives1
Interest rate swaps	-	434	-	434
Cross-currency swaps	-	248	-	248
Foreign exchange contracts	-	2	-	2
Liability Derivatives1
Cross-currency swaps	-	(701)	-	(701)
Foreign exchange contracts	-	(4)	-	(4)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$947	$-	$-	$947
International equities	495	-	-	495
Fixed income bonds	-	562	-	562
Asset Derivatives1
Interest rate swaps	-	521	-	521
Cross-currency swaps	-	144	-	144
Foreign exchange contracts	-	2	-	2
Liability Derivatives1
Cross-currency swaps	-	(820)	-	(820)
Interest rate locks	-	(173)	-	(173)
Foreign exchange contracts	-	(9)	-	(9)
1 Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.
MARCH 31, 2012

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2012 and March 31, 2011, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2012 and March 31, 2011, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. Over the next 12 months, we expect to reclassify $46 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. In February 2012, we utilized $800 notional value of interest rate locks related to our February 2012 debt issuance.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the three months ended March 31, 2012 and March 31, 2011, no ineffectiveness was measured.

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2012, we had posted collateral of $39 (a deposit asset) and held collateral of $23 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Fitch, Inc. before the final collateral exchange in March, we would have been required to post additional collateral of $102. At December 31, 2011, we had posted collateral of $98 (a deposit asset) and had no held collateral (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2012	2011
Interest rate swaps	$7,800	$8,800
Cross-currency swaps	7,502	7,502
Interest rate locks	-	800
Foreign exchange contracts	208	207
Total	$15,510	$17,309

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended
	March 31,	March 31,
	2012	2011
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(61)	$(86)
Gain (Loss) on long-term debt	61	86

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were also reported as reductions of interest expense.

	Three months ended
	March 31,	March 31,
Cash Flow Hedging Relationships	2012	2011
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(5)	$(32)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	35
Interest income (expense) reclassified from accumulated OCI into income	(9)	(3)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	5	8

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(415) at March 31, 2012 and $(421) at December 31, 2011.

AT&T INC.
MARCH 31, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 6. SUBSEQUENT EVENTS

Advertising Solutions Sale  On April 9, 2012, we announced an agreement to sell our Advertising Solutions and Interactive businesses to an affiliate of Cerberus Capital Management, L.P. for approximately $750 in cash (subject to adjustment primarily related to timing of closing), a $200 note and a 47% equity interest in the new company (known as YP Holdings LLC). The transaction is expected to close in mid-year 2012 and we do not expect to record a material gain or loss.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment as well as advertising services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2012 and 2011 are summarized as follows:

	First Quarter
	2012	2011	Percent Change

Operating Revenues	$31,822	$31,247	1.8%
Operating expenses
Cost of services and sales	12,913	12,813	0.8
Selling, general and administrative	8,248	8,042	2.6
Depreciation and amortization	4,560	4,584	(0.5)
Total Operating Expenses	25,721	25,439	1.1
Operating Income	6,101	5,808	5.0
Income Before Income Taxes	5,517	5,270	4.7
Net Income	3,652	3,468	5.3
Net Income Attributable to AT&T	$3,584	$3,408	5.2%

Overview
Operating income increased $293, or 5.0%, in the first quarter of 2012. The increase was primarily due to continued growth in wireless service and equipment revenue, driven mostly by subscriber and data revenue growth, along with increased revenues from AT&T U-verse® (U-verse) services and strategic business services. Partially offsetting the increased revenues were higher operating expenses primarily related to growth in U-verse subscribers and commissions on smartphones. Our operating income margin in the first quarter increased from 18.6% in 2011 to 19.2% in 2012. The table above reflects the reclassification of certain cost of services and sales expenses to selling, general and administrative expenses based on an enhanced activity-based expense tracking system. This reclassification was not material and did not impact total operating expenses, operating income or our operating income margin.

Operating revenues increased $575, or 1.8%, in the first quarter of 2012. The increase reflects continued growth in wireless service and equipment revenues, driven by growth in the subscriber base and the increasing percentage of smartphone customers which contribute to higher wireless data revenues. In addition, higher wireline data revenues from U-verse services and strategic business services contributed to the increase. The increases were partially offset by continued declines in Wireline voice and print directory advertising revenues.

Revenue growth continues to be tempered by declines in our voice revenues. Total switched access lines decreased 12.7% since March 31, 2011. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $100, or 0.8%, in the first quarter of 2012. The increases were primarily due to increased wireline costs of goods sold attributable to U-verse subscriber growth, higher Universal Service Fund (USF) fees and wireless network costs.

Selling, general and administrative expenses increased $206, or 2.6%, in the first quarter of 2012. The increases were primarily due to higher employee related expenses and increased commissions paid on smartphone upgrades. The increases were partially offset by decreased sales and advertising costs.

Depreciation and amortization expense decreased $24, or 0.5%, in the first quarter of 2012. The decrease is primarily related to lower amortization of intangibles for customer lists related to acquisitions, partially offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense increased $13, or 1.5%, in the first quarter of 2012. The increase in interest expense was primarily due to higher amortization expense associated with the early redemption of debt.

Equity in net income of affiliates decreased $26, or 10.4%, in the first quarter of 2012 primarily due to the sale of our ownership in Télefonos de México, S.A. de C.V. (Telmex) to América Móvil, S.A. de C.V. (América Móvil) in the fourth quarter of 2011.

Other income (expense) – net We had other income of $52 in the first quarter of 2012, compared to other income of $59 in the first quarter of 2011. Results for first quarter 2012 included a $10 gain on the sale of investments, $33 of leveraged lease income and $15 of interest and dividend income. Results for first quarter 2011 included a $40 net gain on the sale of investments, $7 of leveraged lease income and $13 of interest and dividend income.

Income taxes increased $63, or 3.5%, in the first quarter of 2012. Our effective tax rate was 33.8% for the first quarter 2012, compared to 34.2% for first quarter 2011.

Selected Financial and Operating Data
	March 31,
	2012	2011
Wireless customers (000)	103,940	97,519
Network access lines in service (000)	35,436	40,596
Total wireline broadband connections (000)1	16,530	16,486
Debt ratio2	38.4%	36.6%
Ratio of earnings to fixed charges3	5.24	5.25
Number of AT&T employees	252,330	260,690
1 Prior-year amounts restated to conform to current-period reporting methodology.
2 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and does not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.
3 See Exhibit 12.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 3 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. We make our capital allocations decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have four reportable segments: (1) Wireless, (2) Wireline, (3) Advertising Solutions and (4) Other.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been restated to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their homes that was previously reported in the Wireline segment’s results.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, U-verse TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been restated to exclude the operating results of the business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search. In April 2012, we announced an agreement to sell our Advertising Solutions and Interactive businesses (see Note 6).

The Other segment includes our portion of the results from our international equity investments and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement plans. The Other segment results have been restated to exclude the operating results of customer information services, which are now reported in our Wireline segment’s results.

Operations and support expenses include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement service costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees. Our Wireless and Wireline segments also include certain network planning and engineering expenses, information technology, our repair technicians and repair services, and property taxes as operations and support expenses.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	First Quarter
	2012	2011	Percent Change

Segment operating revenues
Service	$14,566	$13,961	4.3%
Equipment	1,570	1,349	16.4
Total Segment Operating Revenues	16,136	15,310	5.4
Segment operating expenses
Operations and support	10,083	9,861	2.3
Depreciation and amortization	1,666	1,506	10.6
Total Segment Operating Expenses	11,749	11,367	3.4
Segment Operating Income	4,387	3,943	11.3
Equity in Net Loss of Affiliates	(13)	(4)	-
Segment Income	$4,374	$3,939	11.0%

The following table highlights other key measures of performance for the Wireless segment:

	First Quarter
	2012	2011	Percent Change

Wireless Subscribers (000)1	103,940	97,519	6.6%
Gross Subscriber Additions (000)2	5,278	5,907	(10.6)
Net Subscriber Additions (000)2	726	1,984	(63.4)
Total Churn	1.47%	1.36%	11 BP

Postpaid Subscribers (000)	69,403	68,062	2.0%
Net Postpaid Subscriber Additions (000)2	187	62	-
Postpaid Churn	1.10%	1.18%	(8) BP

Prepaid Subscribers (000)	7,368	6,613	11.4%
Net Prepaid Subscriber Additions (000)2	125	85	47.1

Reseller Subscribers (000)	13,869	12,241	13.3%
Net Reseller Subscriber Additions (000)2	184	561	(67.2)

Connected Device Subscribers (000)3	13,300	10,603	25.4%
Net Connected Device Subscriber Additions (000)	230	1,276	(82.0)
1 Represents 100% of AT&T Mobility wireless customers.
2 Excludes merger and acquisition-related additions during the period.
3 Includes data-centric devices such as eReaders, home security and automobile monitoring systems, and fleet management. Tablets are split between postpaid and prepaid subscribers.

Wireless Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services and devices and a wireless network that has sufficient spectrum and capacity to support these innovations and make them available to more subscribers. To attract and retain subscribers, we offer a broad handset line and a wide variety of service plans.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our handsets offerings include at least 16 smartphones (handsets with voice and data capabilities using an advanced operating system to better manage data and Internet access) from nine manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models (e.g., various Android, Apple, Windows and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first quarter of 2012, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid subscriber base, 59.3% use smartphones, up from 46.2% a year earlier. As is common in the industry, most of our phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. We do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 88% of our subscribers are on FamilyTalk® Plans (family plans) or business discount plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. During the first quarter of 2011, we introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers with qualifying messaging plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (tiered data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 15.1% in the first quarter of 2012, 60.9% of which were on tiered data plans as of March 31, 2012, up from 38.3% as of March 31, 2011. A growing percentage of our postpaid subscribers are on tiered data plans. Such offerings intend to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn.

As of March 31, 2012, almost 30% of our postpaid smartphone subscribers use a 4G-capable smartphone. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Wireless Metrics
Subscriber Additions As of March 31, 2012, we served 103.9 million wireless subscribers, an increase of 6.6%. We continue to experience slowing growth in the industry’s subscriber base as reflected in a 10.6% decrease in gross subscriber additions (gross additions) in the first quarter of 2012, primarily related to lower connected device and reseller additions. Lower net subscriber additions (net additions) in the first quarter of 2012 were primarily attributable to lower connected device additions and higher connected device and reseller churn. The increase in net postpaid additions in the first quarter of 2012 reflected an increase in postpaid tablet subscribers as well as lower postpaid churn.

Average service revenue per user (ARPU) from postpaid subscribers increased 1.7% in the first quarter of 2012, driven by an increase in postpaid data services ARPU of 15.3% reflecting greater use of smartphones and data-centric devices. The growth in postpaid data services ARPU in the first quarter of 2012 was partially offset by a 6.2% decrease in postpaid voice and other service ARPU in the first quarter. Postpaid voice and other service ARPU declined due to lower access and airtime charges, triggered in part by continued growth in our family plans subscriber base, which generates lower ARPU compared to ARPU for our traditional postpaid subscribers, and lower roaming revenues. About 88% of our postpaid smartphone subscribers are on family plans or business discount plans.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Total ARPU declined 2.7% in the first quarter of 2012, reflecting growth in connected device, tablet and reseller subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid smartphone plans, which have voice and data features. Accordingly, ARPU for these subscribers is typically lower compared to that generated from our smartphone subscribers on postpaid and other plans. Data services ARPU increased 11.9% in the first quarter of 2012, reflecting greater smartphone and data-centric device use. We expect continued revenue growth from data services as more subscribers use smartphones and data-centric devices, and as we continue to expand our network. Voice and other service ARPU declined 11.1% in the first quarter of 2012 due to voice access and usage trends and a shift toward a greater percentage of data-centric devices. We expect continued pressure on voice and other service ARPU.

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless subscribers who canceled service during a period by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period. The total churn rate was higher due to connected device and reseller churn rates in the first quarter of 2012 due to adjustments for zero-revenue devices. Postpaid churn was higher last year due to integration efforts connected to a prior merger.

Operating Results
Our Wireless segment operating income margin in the first quarter increased from 25.8% in 2011 to 27.2% in 2012. The margin increase in the first quarter reflected higher data revenues generated by our postpaid subscribers and operating efficiencies.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $605, or 4.3%, in the first quarter of 2012. The first-quarter increase consisted of the following:
•
Data service revenues increased $1,018, or 19.9%, in the first quarter of 2012. The increase was primarily due to the increased number of subscribers and increased Internet access by subscribers using smartphones and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for 42.1% of our wireless service revenues for the first quarter of 2012, compared to 36.6% last year.

•
Voice and other service revenues decreased $413, or 4.7%, in the first quarter of 2012. While we had a 6.6% year-over-year increase in the number of wireless subscribers, ARPU continues to decline for voice and other non-data wireless services due to voice access and usage trends.

Equipment revenues increased $221, or 16.4%, in the first quarter of 2012 due to a year-over-year increase in smartphone sales as a percentage of total device sales to postpaid subscribers. During the first quarter of 2012, we introduced an increase in the handset upgrade fee, which also contributed to the year-over-year increase in equipment revenues.

Operations and support expenses increased $222, or 2.3%, in the first quarter of 2012. The first-quarter increase was primarily due to the following:
•	Commission expenses increased $210 due to a year-over-year increase in smartphone sales as a percentage of total device sales.
•
Network system, interconnect, and long-distance costs increased $106 due to higher network traffic, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs.

•	USF fees increased $57 primarily due to federal rate increases.

Partially offsetting these increases were the following:
•	Incollect roaming fees decreased $66 due to lower access and airtime charges.
•
Selling expenses (other than commissions) and administrative expenses decreased $51 due primarily to a $114 decline in advertising costs, partially offset by a $81 increase in bad debt expense due to higher write-offs.

•	Equipment costs decreased $42 reflecting the overall decline in upgrade activity, which was partially offset by sales of the more expensive smartphones.

Depreciation and amortization expenses increased $160, or 10.6%, in the first quarter of 2012. Depreciation expense increased $240, or 18.8%, in the first quarter primarily due to ongoing capital spending for network upgrades and expansion. Amortization expense decreased $80, or 34.5%, in the first quarter primarily due to lower amortization of intangibles for customer lists related to acquisitions.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	First Quarter
	2012	2011	Percent Change

Segment operating revenues
Data	$7,795	$7,171	8.7%
Voice	5,893	6,550	(10.0)
Other	1,240	1,330	(6.8)
Total Segment Operating Revenues	14,928	15,051	(0.8)
Segment operating expenses
Operations and support	10,297	10,312	(0.1)
Depreciation and amortization	2,808	2,958	(5.1)
Total Segment Operating Expenses	13,105	13,270	(1.2)
Segment Income	$1,823	$1,781	2.4%

Operating Results
Our Wireline segment operating income increased $42, or 2.4%, in the first quarter of 2012. Segment operating income margin in the first quarter increased from 11.8% in 2011 to 12.2% in 2012. Our increased operating margins reflect increased data revenue growth and lower depreciation and amortization expenses. Our operating income and margins continued to be pressured by access line declines as our consumer and business customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and U-verse voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Data revenues increased $624, or 8.7%, in the first quarter of 2012. Data revenues accounted for approximately 52% of wireline operating revenues in the first quarter of 2012 and 48% in the first quarter of 2011. Data revenues include strategic business, IP and traditional data services.
•
Strategic business services, which include Ethernet, Virtual Private Networks (VPN), Hosting, IP Conferencing and application services, increased $248, or 19.0%, in the first quarter, primarily driven by VPN and Ethernet revenue which increased by $160 and $74, respectively.

•
IP data revenues (excluding strategic services) increased $476, or 14.9%, in the first quarter primarily driven by higher U-verse penetration and broadband additions. In the first quarter, U-verse video revenues increased $258, broadband high-speed Internet access revenue increased $127 and U-verse voice revenue increased $61. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services. New and existing U-verse customers are shifting from traditional landlines and DSL to our U-verse Voice and High Speed Internet access offerings.

•
Traditional data revenues, which include transport (excluding Ethernet) and packet-switched data services, decreased $100, or 3.8%, in the first quarter. This decrease was primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Voice revenues decreased $657, or 10.0%, in the first quarter of 2012 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $402, or 10.0%. The decrease was driven primarily by a 12.7% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $246, or 11.0%. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $201 in the first quarter. Additionally, expected declines in the number of our national mass-market customers decreased revenues $45 in the first quarter.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other operating revenues decreased $90, or 6.8%, in the first quarter of 2012. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for both periods.

Operations and support expenses decreased $15, or 0.1%, in the first quarter of 2012. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The first quarter decrease was primarily due to lower operating tax expense of $56, nonemployee-related expense of $51, decreased traffic compensation expense of $49, decreased employee related expense of $45, reflecting ongoing workforce reductions initiatives, and lower bad debt expense of $32 due to lower revenue and improvements in cash collections. These decreases were partially offset by increased cost of sales of $123, primarily related to U-verse related expenses, increased agent commission expense of $52 and increased USF fees of $44.

Depreciation and amortization expenses decreased $150, or 5.1%, for the first quarter of 2012. Depreciation decreased $82, or 3.0%, primarily due to assets becoming fully depreciated. Amortization decreased $68, or 29.3%, primarily related to lower amortization of intangibles for the customer lists associated with acquisitions.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2012 and 2011 are shown below.

	March 31,	March 31,	Percent
(in 000s)	2012	2011	Change
Switched Access Lines
Retail Consumer	18,095	21,618	(16.3)%
Retail Business1	15,256	16,649	(8.4)
Retail Subtotal1	33,351	38,267	(12.8)

Wholesale Subtotal1	2,042	2,271	(10.1)

Total Switched Access Lines2	35,436	40,596	(12.7)%

Total Retail Consumer Voice Connections5	20,537	23,479	(12.5)%

Total Wireline Broadband Connections1,3,6	16,530	16,486	0.3%

Satellite service4	1,732	1,886	(8.2)%
U-verse video	3,991	3,205	24.5
Video Connections	5,723	5,091	12.4%
1 Prior-period amounts restated to conform to current-period reporting methodology.
2 Total switched access lines include payphone access lines of 43 at March 31, 2012 and 58 at March 31, 2011.
3 Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
4 Satellite service includes connections under our agency and resale agreements.
5 Includes consumer U-verse VoIP connections of 2,442 at March 31, 2012 and 1,861 at March 31, 2011.
6 Includes U-verse High Speed Internet connections of 5,941 at March 31, 2012 and 3,693 at March 31, 2011.

Advertising Solutions
Segment Results
	First Quarter
	2012	2011	Percent Change
Total Segment Operating Revenues	$744	$868	(14.3)%
Segment operating expenses
Operations and support	547	572	(4.4)
Depreciation and amortization	77	106	(27.4)
Total Segment Operating Expenses	624	678	(8.0)
Segment Income	$120	$190	(36.8)%

Operating Results
Our Advertising Solutions segment operating income margin decreased from 21.9% in the first quarter of 2011 to 16.1% in the first quarter 2012. The declines were primarily attributable to decreased print advertising revenue. On April 9, 2012, we announced an agreement to sell our Advertising Solutions business unit. As part of the terms of the transaction, we will receive a 47% equity interest in the new entity. The transaction is expected to close in mid-year 2012 (See Note 6).

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating revenues decreased $124, or 14.3%, in the first quarter of 2012, reflecting migration from print to online search.

Operating expenses decreased $54, or 8.0%, in the first quarter of 2012, primarily driven by lower amortization expense of $34, due to an accelerated method of customer list amortization and decreased product related expense of $25.

Other
Segment Results
	First Quarter
	2012	2011	Percent Change

Total Segment Operating Revenues	$14	$18	(22.2)%
Total Segment Operating Expenses	243	124	96.0
Segment Operating Loss	(229)	(106)	-
Equity in Net Income of Affiliates	236	253	(6.7)
Segment Income from Continuing Operations	$7	$147	(95.2)%

The Other segment includes results from all corporate and other operations and our portion of the results from our international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including the interest cost and expected return on pension and postretirement benefits assets.

Operating revenues decreased $4, or 22.2%, in the first quarter of 2012 primarily due to reduced leased equipment revenues.

Operating expenses increased $119, or 96.0%, in the first quarter of 2012. Increased operating expenses in the first quarter were primarily due to higher employee-related charges.

Our Other segment also includes our equity investments in América Móvil, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates decreased $17, or 6.7%, in the first quarter of 2012 primarily related to our sale of Telmex to América Móvil in late 2011.

Our equity in net income of affiliates by major investment is listed below:

	First Quarter
	2012	2011
América Móvil	$237	$227
Telmex	-	25
Other	(1)	1
Other Segment Equity in Net Income of Affiliates	$236	$253

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  We had approximately 4 million U-verse TV subscribers as of March 31, 2012. U-verse penetration of eligible living units at the end of the first quarter of 2012, rose to 16.8% and 27.1% across areas marketed to for 42 months or more.

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

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of ERISA. In October 2006, the court certified two classes. In May 2008, the court ruled that the concession was an ERISA pension plan. In May 2009, we filed a motion for reconsideration with the trial court. That motion was granted in January 2011, and a final judgment was entered in our favor. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals and on April 16, 2012, the Fifth Circuit affirmed the lower court’s judgment in our favor dismissing the case. Plaintiffs have the right to appeal the decision to the U.S. Supreme Court.

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the U.S. Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals. In December 2011, the Ninth Circuit Court of Appeals affirmed the dismissals in all cases. In March 2012, the Plaintiffs in all but three cases filed a petition for writ of certiorari with the United States Supreme Court. The plaintiffs in two of the three cases have filed petitions for rehearing with the Ninth Circuit Court of Appeals, of which one has been denied and one is pending. The plaintiffs in the third case did not file a petition in either court. Management believes that any further appeal is without merit and intends to continue to defend these matters vigorously.

AT&T INC.
MARCH 31, 2012

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

Wage and Hour Litigation Two wage and hour cases were filed in federal court in December 2009 each asserting claims under the Fair Labor Standards Act (Luque et al. v. AT&T Corp. et al., U.S. District Court in the Northern District of California) (Lawson et al. v. BellSouth Telecommunications, Inc., U.S. District Court in the Northern District of Georgia). Luque also alleges violations of a California wage and hour law, which varies from the federal law. In each case, plaintiffs allege that certain groups of wireline supervisory managers were entitled to paid overtime and seek class action status as well as damages, attorneys’ fees and/or penalties. Plaintiffs have been granted conditional collective action status for their federal claims and also are expected to seek class action status for their state law claims. We have contested the collective and class action treatment of the claims, the merits of the claims and the method of calculating damages for the claims. A jury verdict was entered in favor of the Company in October 2011 in the U.S. District Court in Connecticut on similar FLSA claims. In April 2012, we settled these cases, subject to court approval, on terms that will not have a material effect on the Company’s financial statements.

Advertising Solutions and Interactive Business Sale  On April 9, 2012, we announced an agreement to sell our Advertising Solutions and Interactive businesses to an affiliate of Cerberus Capital Management for approximately $750 in cash (subject to adjustment primarily related to timing of closing), a $200 note and a 47% equity interest in the new company (known as YP Holdings LLC). The transaction is expected to close in mid-year 2012 and we do not expect to record a material gain or loss.

Labor Contracts  Contracts covering approximately 40,000 collectively-bargained wireline employees expired in early April 2012. The Company and the employees’ union are continuing to negotiate new contracts. In the absence of an effective contract, the union is entitled to call a work stoppage.

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. We are pursuing additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. At the same time, we also seek to ensure that legacy regulations are not extended to broadband or wireless services, which are subject to vigorous competition.

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
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our wireless operations operate in robust competitive markets but are likewise subject to substantial governmental regulation. Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the Government to make more spectrum available. We seek to ensure that we have the opportunity to obtain the spectrum we need to provide our customers with high-quality service. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, states continue to attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopts rules to address immediately certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also establishes a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC will transition support amounts disbursed through its existing high-cost program to its new Connect America Fund, which eventually will award targeted high-cost support amounts to providers through a competitive process. We support many aspects of the order and new rules. AT&T and other parties have filed appeals of the FCC’s rules, which are pending in the Tenth Circuit Court of Appeals. Our appeal challenges only certain, narrow aspects of the order; AT&T intervened in support of the broad framework adopted by the order. We do not expect the FCC’s rules to have a material impact on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

We had $2,442 in cash and cash equivalents available at March 31, 2012. Cash and cash equivalents included cash of $365 and money market funds and other cash equivalents of $2,077. In the first three months of 2012, cash outflows were primarily used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and repayment of debt. In addition, we returned value to stockholders through dividends and by repurchasing shares of common stock. These outflows were offset by cash provided by cash receipts from operations and the issuance of long-term debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2012, cash provided by operating activities was $7,796, compared to $7,732 for the first three months of 2011. Current year operating cash was positively affected by our election to pay $200 of retiree postretirement expenses from plan assets, as opposed to paying these out of corporate funds.

Cash Used in or Provided by Investing Activities
For the first three months of 2012, cash used in investing activities totaled $4,737 and consisted primarily of $4,261 for capital expenditures, excluding interest during construction. Acquisitions of $433 included wireless spectrum purchases totaling $376.

Virtually all of our capital expenditures are spent on our wireless and wireline subsidiaries’ networks, our U-verse services and support systems for our communications services. Capital spending in our Wireless segment, excluding capitalized interest during construction, was $2,278, or 53%, of our total spending and increased 23% in the first three months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the deployment of LTE (4G) equipment for our commercial launch. The Wireline segment which includes U-verse services represented 46% of the total capital expenditures, excluding interest during construction, and decreased 13% in the first three months.

AT&T INC.
MARCH 31, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We continue to expect that our capital expenditures during 2012 will be approximately $20,000, assuming that the regulatory environment remains favorable for investment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
For the first three months of 2012, our financing activities included proceeds of $2,986 from the February 2012 issuance of $1,000 of 0.875% global notes due 2015, $1,000 of 1.6% global notes due 2017, and $1,000 of 3.0% global notes due 2022.

In February 2012, we redeemed $1,200 of outstanding 6.375% senior notes due 2056 and in March 2012, we redeemed $1,000 of 5.875% notes due August 2012.

In December 2010, the Board of Directors authorized the repurchase of up to 300 million shares of AT&T common stock. We began buying back stock under this program in 2012. As of March 31, 2012, we have repurchased 67.7 million shares totaling $2,066. We expect to continue buying back stock under this program.

We paid dividends of $2,606 during the first three months of 2012, compared with $2,540 for the first three months of 2011, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2011. Dividends declared by our Board of Directors totaled $0.44 per share in the first quarter of 2012 and $0.43 per share for share for the first three months of 2011. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2012, we had $6,775 of debt maturing within one year, all of which were long-term debt maturities. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2012.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2015 and a $3,000 agreement expiring in December 2012. Advances under either agreement may be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the multi-year agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, financial debt ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At March 31, 2012, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil. At March 31, 2012, our debt ratio was 38.4%, compared to 36.6% at March 31, 2011, and 38.0% at December 31, 2011. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

AT&T INC.
MARCH 31, 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2012, we had interest rate swaps with a notional value of $7,800 and a fair value of $434.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $7,502 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(453) at March 31, 2012. We have foreign exchange contracts with a notional value of $208 and a net fair value of $(2) at March 31, 2012.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2012.

AT&T INC.
MARCH 31, 2012

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the U.S. and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates and adverse medical cost trends and unfavorable healthcare legislation, regulations or related court decisions.

•
The final outcome of FCC and other federal agency proceedings and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including issues relating to access charges, intercarrier compensation, universal service, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, availability of new spectrum from the FCC on fair and balanced terms, wireless license awards and renewals and wireless services, including data roaming agreements.

•
The final outcome of regulatory proceedings in the states in which we operate and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including proceedings relating to Interconnection terms, access charges, universal service, unbundled network elements and resale and wholesale rates; broadband deployment including our U-verse services; net neutrality; performance measurement plans; service standards; and intercarrier and other traffic compensation.

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
MARCH 31, 2012

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1. Legal Proceedings

On March 29, 2012, attorneys in an investigation led by the California Attorney General’s Office informed the Company of claimed violations of California state hazardous waste statutes arising from the disposal of batteries, aerosol cans, and electronic waste at various California facilities. The Company is analyzing the claims while cooperating with investigators and implementing remedial measures where appropriate. At this time, it is possible that we could face civil penalties in excess of one hundred thousand dollars but not in an amount that would be material.

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2012, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2012 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2012 – January 31, 2012	-	$-	-	300,000,000
February 1, 2012 – February 29, 2012	36,300,000	29.95	36,300,000	263,700,000
March 1, 2012 – March 31, 2012	31,400,000	31.17	31,400,000	232,300,000
Total	67,700,000	$30.52	67,700,000
1In December 2010, we announced our stock repurchase plan, under which our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. The plan has no expiration date.

AT&T INC.
MARCH 31, 2012

Item 6. Exhibits
Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10	Administrative Plan, amended and restated effective March 29, 2012
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AT&T Inc.

May 4, 2012                                                                                                  /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer