Form 10-Q
period 2012-06-30
AT&T INC.
filed 2012-08-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes [   ]   No [X]

At July 31, 2012 there were 5,769 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Revenues
Wireless service	$14,765	$14,157	$29,331	$28,118
Data	7,923	7,349	15,718	14,520
Voice	5,697	6,340	11,590	12,890
Directory	305	841	1,049	1,709
Other	2,885	2,808	5,709	5,505
Total operating revenues	31,575	31,495	63,397	62,742
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	12,369	12,756	25,282	25,569
Selling, general and administrative	7,890	7,972	16,138	16,014
Depreciation and amortization	4,499	4,602	9,059	9,186
Total operating expenses	24,758	25,330	50,479	50,769
Operating Income	6,817	6,165	12,918	11,973
Other Income (Expense)
Interest expense	(941)	(848)	(1,800)	(1,694)
Equity in net income of affiliates	132	207	355	456
Other income (expense) – net	23	27	75	86
Total other income (expense)	(786)	(614)	(1,370)	(1,152)
Income Before Income Taxes	6,031	5,551	11,548	10,821
Income tax expense	2,066	1,893	3,931	3,695
Net Income	3,965	3,658	7,617	7,126
Less: Net Income Attributable to Noncontrolling Interest	(63)	(67)	(131)	(127)
Net Income Attributable to AT&T	$3,902	$3,591	$7,486	$6,999
Basic Earnings Per Share Attributable to AT&T	$0.67	$0.60	$1.27	$1.18
Diluted Earnings Per Share Attributable to AT&T	$0.66	$0.60	$1.27	$1.18
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,855	5,932	5,886	5,929
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,876	5,953	5,907	5,948
Dividends Declared Per Common Share	$0.44	$0.43	$0.88	$0.86
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$3,965	$3,658	$7,617	$7,126
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $(1), $0, $0 and $0 attributable to noncontrolling interest), net of taxes of $(55), $73, $76 and $123	(101)	135	142	228
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $(27), $2, $27 and $29	(52)	6	49	55
Reclassification adjustment realized in net income, net of taxes of $(3), $(2), $(6) and $(21)	(6)	(6)	(12)	(41)
Net unrealized gains (losses) on cash flow hedges:
Unrealized losses, net of taxes of $(58), $(12), $(58) and $(8)	(107)	(21)	(107)	(14)
Reclassification adjustment included in net income, net of taxes of $4, $2, $7 and $3	7	3	13	5
Defined benefit postretirement plans:
Net actuarial loss from equity method investees arising during period, net of taxes of $(29), $0, $(29) and $0	(53)	-	(53)	-
Amortization of net prior service credit included in net income, net of taxes of $(87), $(66), $(171) and $(137)	(137)	(109)	(274)	(224)
Other	1	(1)	1	(1)
Other comprehensive income (loss)	(448)	7	(241)	8
Total comprehensive income	3,517	3,665	7,376	7,134
Less: Total comprehensive income attributable to noncontrolling interest	(62)	(67)	(131)	(127)
Total Comprehensive Income Attributable to AT&T	$3,455	$3,598	$7,245	$7,007
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,151	$3,185
Accounts receivable - net of allowances for doubtful accounts of $614 and $878	12,430	13,606
Prepaid expenses	1,533	1,155
Deferred income taxes	1,418	1,470
Other current assets	1,624	3,611
Total current assets	19,156	23,027
Property, plant and equipment	263,648	260,279
Less: accumulated depreciation and amortization	(156,165)	(153,192)
Property, Plant and Equipment – Net	107,483	107,087
Goodwill	69,763	70,842
Licenses	51,981	51,374
Customer Lists and Relationships – Net	1,881	2,757
Other Intangible Assets – Net	5,045	5,212
Investments in and Advances to Equity Affiliates	4,388	3,718
Other Assets	6,597	6,327
Total Assets	$266,294	$270,344

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,402	$3,453
Accounts payable and accrued liabilities	16,298	19,858
Advanced billing and customer deposits	3,743	3,872
Accrued taxes	3,705	1,003
Dividends payable	2,554	2,608
Total current liabilities	29,702	30,794
Long-Term Debt	61,132	61,300
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	26,011	25,748
Postemployment benefit obligation	34,021	34,011
Other noncurrent liabilities	11,849	12,694
Total deferred credits and other noncurrent liabilities	71,881	72,453

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2012 and
December 31, 2011: issued 6,495,231,088 at June 30, 2012 and December 31, 2011	6,495	6,495
Additional paid-in capital	90,927	91,156
Retained earnings	27,788	25,453
Treasury stock (690,487,327 at June 30, 2012 and 568,719,202
at December 31, 2011, at cost)	(24,869)	(20,750)
Accumulated other comprehensive income	2,939	3,180
Noncontrolling interest	299	263
Total stockholders’ equity	103,579	105,797
Total Liabilities and Stockholders’ Equity	$266,294	$270,344
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2012	2011
Operating Activities
Net income	$7,617	$7,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,059	9,186
Undistributed earnings from investments in equity affiliates	(355)	(417)
Provision for uncollectible accounts	572	523
Deferred income tax (benefit) expense and noncurrent unrecognized tax benefits	(639)	2,818
Net loss (gain) from sale of investments, net of impairments	2	(44)
Changes in operating assets and liabilities:
Accounts receivable	(220)	(521)
Other current assets	1,228	1,007
Accounts payable and accrued liabilities	441	(2,037)
Other - net	(246)	(884)
Total adjustments	9,842	9,631
Net Cash Provided by Operating Activities	17,459	16,757

Investing Activities
Construction and capital expenditures:
Capital expenditures	(8,742)	(9,405)
Interest during construction	(130)	(77)
Acquisitions, net of cash acquired	(477)	(62)
Dispositions	800	30
(Purchases) and sales of securities, net	124	45
Other	-	19
Net Cash Used in Investing Activities	(8,425)	(9,450)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	(1,603)
Issuance of long-term debt	6,935	2,985
Repayment of long-term debt	(7,035)	(1,290)
Purchase of treasury stock	(4,623)	-
Issuance of treasury stock	376	199
Dividends paid	(5,187)	(5,082)
Other	(534)	(122)
Net Cash Used in Financing Activities	(10,068)	(4,913)
Net (decrease) increase in cash and cash equivalents	(1,034)	2,394
Cash and cash equivalents beginning of year	3,185	1,437
Cash and Cash Equivalents End of Period	$2,151	$3,831
Cash paid during the six months ended June 30 for:
Interest	$2,373	$2,200
Income taxes, net of refunds	$127	$(196)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2012
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,156
Issuance of treasury stock		109
Share-based payments		(178)
Share of equity method investee capital transactions		(160)
Balance at end of period		$90,927

Retained Earnings
Balance at beginning of year		$25,453
Net income attributable to AT&T ($1.27 per diluted share)		7,486
Dividends to stockholders ($0.88 per share)		(5,137)
Other		(14)
Balance at end of period		$27,788

Treasury Stock
Balance at beginning of year	(568)	$(20,750)
Purchase of stock	(143)	(4,623)
Issuance of treasury stock	21	504
Balance at end of period	(690)	$(24,869)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$3,180
Other comprehensive loss attributable to AT&T		(241)
Balance at end of period		$2,939

Noncontrolling Interest
Balance at beginning of year		$263
Net income attributable to noncontrolling interest		131
Distributions		(95)
Balance at end of period		$299

Total Stockholders’ Equity at beginning of year		$105,797
Total Stockholders’ Equity at end of period		$103,579
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2012

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

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both in the United States and internationally, providing wireless communications services, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking and wholesale services. On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. for $750 in cash, a $200 note and a 47% equity interest in the new entity, YP Holdings LLC (YP Holdings), subject to closing adjustments. Our operating results include the results of the Advertising Solutions segment through May 8. Beginning on May 9, we included our 47% equity in YP Holdings in equity in net income of affiliates in our Other segment and on our consolidated income statement.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also record our proportionate share of our equity method investees’ other comprehensive income items, including actuarial gains and losses on pension and other postretirement benefit obligations.

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

Employee Separations  We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. At June 30, 2012, we had severance accruals of $129 and at December 31, 2011, we had severance accruals of $335.

Stock Repurchase Program  In December 2010, the Board of Directors authorized the repurchase of up to 300 million shares of AT&T common stock. We began buying back stock under this program in January 2012. For the six months ended June 30, 2012, we had repurchased approximately 143 million shares totaling $4,623. In July 2012, the Board of Directors authorized the repurchase of an additional 300 million shares. We intend to continue repurchasing shares.

To implement these authorizations, we use open market repurchase programs, relying on Rule 10b5-1 where feasible. We also use accelerated share repurchase programs with large financial institutions since these programs allow us to more efficiently repurchase our stock.

AT&T INC.
JUNE 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and six months ended June 30, 2012 and 2011, are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerators
Numerator for basic earnings per share:
Net Income	$3,965	$3,658	$7,617	$7,126
Net income attributable to noncontrolling interest	(63)	(67)	(131)	(127)
Net Income attributable to AT&T	3,902	3,591	7,486	6,999
Dilutive potential common shares:
Other share-based payment	2	3	6	6
Numerator for diluted earnings per share	$3,904	$3,594	$7,492	$7,005
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,855	5,932	5,886	5,929
Dilutive potential common shares:
Stock options	4	5	4	4
Other share-based payment	17	16	17	15
Denominator for diluted earnings per share	5,876	5,953	5,907	5,948
Basic earnings per share attributable to AT&T	$0.67	$0.60	$1.27	$1.18
Diluted earnings per share attributable to AT&T	$0.66	$0.60	$1.27	$1.18

At June 30, 2012 and 2011, we had issued and outstanding options to purchase approximately 22 million and 90 million shares of AT&T common stock. For the quarter ended June 30, 2012 and 2011, the exercise prices of 4 million and 57 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At June 30, 2012 and 2011, the exercise prices of 17 million and 30 million vested stock options were below market price.

AT&T INC.
JUNE 30, 2012

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

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been reclassified to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their home that was previously reported in the Wireline segment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verse® TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been reclassified to exclude the operating results of the business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sell directory advertising and Internet-based advertising and local search through May 8, 2012 (see Note 1).

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement benefit plans. The Other segment results have been reclassified to exclude the operating results of customer information services, which are now reported in our Wireline segment’s results.

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

AT&T INC.
JUNE 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2012
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenue	$16,353	$14,904	$305	$13	$-	$31,575
Operations and support expenses	9,705	10,085	226	243	-	20,259
Depreciation and amortization expense	1,696	2,766	29	8	-	4,499
Total segment operating expense	11,401	12,851	255	251	-	24,758
Segment operating income (loss)	4,952	2,053	50	(238)	-	6,817
Interest expense	-	-	-	-	941	941
Equity in net income (loss) of affiliates	(15)	(1)	-	148	-	132
Other income (expense) - net	-	-	-	-	23	23
Segment income (loss) before income taxes	$4,937	$2,052	$50	$(90)	$(918)	$6,031

For the six months ended June 30, 2012
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenue	$32,489	$29,832	$1,049	$27	$-	$63,397
Operations and support expenses	19,788	20,382	773	477	-	41,420
Depreciation and amortization expense	3,362	5,574	106	17	-	9,059
Total segment operating expense	23,150	25,956	879	494	-	50,479
Segment operating income (loss)	9,339	3,876	170	(467)	-	12,918
Interest expense	-	-	-	-	1,800	1,800
Equity in net income (loss) of affiliates	(28)	(1)	-	384	-	355
Other income (expense) - net	-	-	-	-	75	75
Segment income (loss) before income taxes	$9,311	$3,875	$170	$(83)	$(1,725)	$11,548

For the three months ended June 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenue	$15,603	$15,030	$841	$21	$-	$31,495
Operations and support expenses	9,786	10,145	581	216	-	20,728
Depreciation and amortization expense	1,615	2,876	101	10	-	4,602
Total segment operating expense	11,401	13,021	682	226	-	25,330
Segment operating income (loss)	4,202	2,009	159	(205)	-	6,165
Interest expense	-	-	-	-	848	848
Equity in net income (loss) of affiliates	(7)	-	-	214	-	207
Other income (expense) - net	-	-	-	-	27	27
Segment income (loss) before income taxes	$4,195	$2,009	$159	$9	$(821)	$5,551

For the six months ended June 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenue	$30,913	$30,081	$1,709	$39	$-	$62,742
Operations and support expenses	19,647	20,457	1,153	326	-	41,583
Depreciation and amortization expense	3,121	5,834	207	24	-	9,186
Total segment operating expense	22,768	26,291	1,360	350	-	50,769
Segment operating income (loss)	8,145	3,790	349	(311)	-	11,973
Interest expense	-	-	-	-	1,694	1,694
Equity in net income (loss) of affiliates	(11)	-	-	467	-	456
Other income (expense) - net	-	-	-	-	86	86
Segment income (loss) before income taxes	$8,134	$3,790	$349	$156	$(1,608)	$10,821

AT&T INC.
JUNE 30, 2012

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

The following table details pension and postretirement benefit costs included in operating expenses (in cost of services and sales, and selling, general and administrative expenses) in the accompanying consolidated statements of income. We recognize actual gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required.

In the following table, gains are denoted with parentheses. A portion of these benefit costs is capitalized as part of the benefit load on internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Pension cost:
Service cost – benefits earned during the period	$304	$296	$614	$593
Interest cost on projected benefit obligation	700	739	1,400	1,479
Expected return on assets	(880)	(922)	(1,760)	(1,844)
Amortization of prior service (credit)	(4)	(4)	(8)	(8)
Net pension cost	$120	$109	$246	$220

Postretirement cost:
Service cost – benefits earned during the period	$82	$91	$166	$181
Interest cost on accumulated postretirement benefit obligation	447	512	894	1,025
Expected return on assets	(201)	(260)	(401)	(520)
Amortization of prior service (credit)	(215)	(173)	(432)	(347)
Net postretirement cost	$113	$170	$227	$339

Combined net pension and postretirement cost	$233	$279	$473	$559

Our combined net pension and postretirement cost decreased $46 in the second quarter and $86 for the first six months of 2012. The decrease was related to higher amortization of prior service credits due to our plan change that provides prescription drug benefits on a group basis under Medicare Part D, as allowed under federal healthcare law. Also contributing to the decrease was lower interest costs on the projected benefit obligation, largely offset by a lower expected return on plan assets, reflecting the performance of the U.S. securities markets and declining bond rates.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $32 in the second quarter of 2012, of which $29 was interest cost, and $63 for the first six months, of which $58 was interest cost. In 2011, net supplemental retirement pension benefits cost was $36 in the second quarter, of which $32 was interest cost, and $71 for the first six months, of which $63 was interest cost.

AT&T INC.
JUNE 30, 2012

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$64,295	$75,191	$64,514	$73,738
Investment securities	2,061	2,061	2,092	2,092

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 under the Fair Value Measurement and Disclosure framework.

AT&T INC.
JUNE 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. Substantially all the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments have maturities of $27 less than one year, $89 within one to three years, $68 within three to five years, and $260 for five or more years.

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

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,007	$-	$-	$1,007
International equities	516	-	-	516
Fixed income bonds	-	444	-	444
Asset Derivatives1
Interest rate swaps	-	335	-	335
Cross-currency swaps	-	116	-	116
Foreign exchange contracts	-	3	-	3
Liability Derivatives1
Cross-currency swaps	-	(1,011)	-	(1,011)
Foreign exchange contracts	-	(8)	-	(8)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$947	$-	$-	$947
International equities	495	-	-	495
Fixed income bonds	-	562	-	562
Asset Derivatives1
Interest rate swaps	-	521	-	521
Cross-currency swaps	-	144	-	144
Foreign exchange contracts	-	2	-	2
Liability Derivatives1
Cross-currency swaps	-	(820)	-	(820)
Interest rate locks	-	(173)	-	(173)
Foreign exchange contracts	-	(9)	-	(9)
1 Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.
JUNE 30, 2012

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2012 and June 30, 2011, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2012 and June 30, 2011, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to income. Over the next 12 months, we expect to reclassify $45 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. In February 2012, we utilized $800 notional value of interest rate locks related to our February 2012 debt issuance.

We hedge a large portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. In the six months ended June 30, 2012 and June 30, 2011, no ineffectiveness was measured.

AT&T INC.
JUNE 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2012, we had posted collateral of $308 (a deposit asset) and held collateral of $54 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Fitch, Inc. before the final collateral exchange in June, we would have been required to post additional collateral of $163. At December 31, 2011, we had posted collateral of $98 (a deposit asset) and had no held collateral (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30,	December 31,
	2012	2011
Interest rate swaps	$4,000	$8,800
Cross-currency swaps	9,481	7,502
Interest rate locks	-	800
Foreign exchange contracts	174	207
Total	$13,655	$17,309

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
Fair Value Hedging Relationships	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(76)	$75	$(137)	$(11)
Gain (Loss) on long-term debt	76	(75)	137	11

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were also reported as reductions of interest expense.

	Three months ended		Six months ended
Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(160)	$(117)	$(165)	$(149)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	87	-	122
Interest income (expense) reclassified from
accumulated OCI into income	(11)	(5)	(20)	(8)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(5)	(3)	-	5

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(515) at June 30, 2012 and $(421) at December 31, 2011.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless communications services, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking and wholesale services. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the second quarter and for the first six months of 2012 and 2011 are summarized as follows:

	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Operating Revenues	$31,575	$31,495	0.3%	$63,397	$62,742	1.0%
Operating expenses
Cost of services and sales	12,369	12,756	(3.0)	25,282	25,569	(1.1)
Selling, general and administrative	7,890	7,972	(1.0)	16,138	16,014	0.8
Depreciation and amortization	4,499	4,602	(2.2)	9,059	9,186	(1.4)
Total Operating Expenses	24,758	25,330	(2.3)	50,479	50,769	(0.6)
Operating Income	6,817	6,165	10.6	12,918	11,973	7.9
Income Before Income Taxes	6,031	5,551	8.6	11,548	10,821	6.7
Net Income	3,965	3,658	8.4	7,617	7,126	6.9
Net Income Attributable to AT&T	$3,902	$3,591	8.7%	$7,486	$6,999	7.0%

Overview
Operating income increased $652, or 10.6%, in the second quarter and $945, or 7.9%, for the first six months of 2012. The increase was primarily due to continued growth in wireless service and equipment revenue, driven mostly by subscriber and data revenue growth, along with increased revenues from AT&T U-verse® (U-verse) services and strategic business services. Both operating revenues and expenses for the quarter were affected by the May 2012 sale of our Advertising Solutions segment, as discussed below. Our operating income margin in the second quarter increased from 19.6% in 2011 to 21.6% in 2012 and for the first six months increased from 19.1% in 2011 to 20.4% in 2012.

Operating revenues increased $80, or 0.3%, in the second quarter and $655, or 1.0%, for the first six months of 2012. The increase reflects continued growth in wireless service and equipment revenues, driven by growth in the subscriber base and the increasing percentage of smartphone customers which contribute to higher wireless data revenues. Higher wireline data revenues from U-verse services and strategic business services also contributed to the increase. The increase was mostly offset by the Advertising Solutions segment sale, which decreased revenues by $536 in the second quarter and $660 for the first six months, and continued declines in Wireline voice revenues.

Revenue growth continues to be tempered by declines in our voice revenues. Total switched access lines decreased 12.7% since June 30, 2011. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses decreased $387, or 3.0%, in the second quarter and $287, or 1.1%, for the first six months of 2012. The decrease primarily reflects the sale of our Advertising Solutions segment, which reduced expenses $192 in the second quarter and $222 for the first six months. Expenses also decreased due to lower wireless equipment costs and other non-employee-related expenses partially offset by increased wireline costs attributable to U-verse subscriber growth, higher USF and reseller fees, and wireless network costs.

Selling, general and administrative expenses decreased $82, or 1.0%, in the second quarter and increased $124, or 0.8%, for the six months of 2012. The sale of our Advertising Solutions segment reduced expenses $162 in the second quarter and $159 for the first six months. Also contributing to the second-quarter decrease were lower sales and advertising costs and the T-Mobile USA, Inc. (T-Mobile) related expenses incurred in 2011, which were partially offset by higher selling and administrative fees. The increase in the first six months was primarily due to higher administrative costs, employee-related expenses and increased commissions paid on smartphone upgrades. The increases were partially offset by decreased sales and advertising costs, the sale of our Advertising Solutions Segment, and prior-year T-Mobile expenses.

Depreciation and amortization expense decreased $103, or 2.2%, in the second quarter and $127, or 1.4%, for the first six months of 2012. The sale of our Advertising Solutions segment reduced expenses $72 in the second quarter and $101 for the first six months. Expenses also decreased due to lower amortization of intangibles for customer lists related to acquisitions, partially offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense increased $93, or 11.0%, in the second quarter and $106, or 6.3%, for the first six months of 2012. Increased interest expense was due to call premiums paid for the early redemption of debt in the second quarter, which were partially offset by net gains on the settlement of interest-rate swaps and an increase in the amount of interest capitalized on wireless spectrum that will be used in the future.

Equity in net income of affiliates decreased $75, or 36.2%, in the second quarter and $101, or 22.1%, for the first six months of 2012. Decreased equity in net income of affiliates was due to decreased earnings at América Móvil, S.A. de C.V. (América Móvil), resulting from foreign exchange losses. Partially offsetting the decreases were earnings from YP Holdings LLC (YP Holdings).

Other income (expense) – net We had other income of $23 in the second quarter and $75 for the first six months of 2012, compared to other income of $27 in the second quarter and $86 for the first six months of 2011. Income in the second quarter and for the first six months of 2012 included interest and dividend income of $19 and $34, leveraged lease income of $8 and $41 and a net loss on the sale of investments of $11 and $1, respectively.

Other income in the second quarter and for the first six months of 2011 included interest and dividend income of $30 and $43 and leveraged lease income of $4 and $11, respectively. Income for the first six months of 2011 also included a net gain of $28 from appreciation and sale of investments.

Income taxes increased $173, or 9.1%, in the second quarter and $236, or 6.4%, for the first six months of 2012 as a result of increased income before income taxes. Our effective tax rate was 34.3% for the second quarter and 34.0% for the first six months of 2012, as compared to 34.1% for both the second quarter and the first six months of 2011.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
	2012	2011
Wireless subscribers (000)	105,206	98,615
Network access lines in service (000)	34,274	39,275
Total wireline broadband connections (000)	16,434	16,473
Debt ratio1	38.4%	36.8%
Ratio of earnings to fixed charges2	5.36	5.40
Number of AT&T employees	242,380	258,870
1
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

2 See Exhibit 12.

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

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been reclassified to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their homes that was previously reported in the Wireline segment’s results.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, U-verse TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been reclassified to exclude the operating results of the business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment includes our directory operations, which publish Yellow and White Pages directories and sells directory advertising and Internet-based advertising and local search through May 8, 2012 (see Note 1).

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings, and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest cost and expected return on plan assets for our pension and postretirement benefit plans. The Other segment results have been reclassified to exclude the operating results of customer information services, which are now reported in our Wireline segment’s results.

AT&T INC.
JUNE 30, 2012

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

Wireless
Segment Results
	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Segment operating revenues
Service	$14,765	$14,157	4.3%	$29,331	$28,118	4.3%
Equipment	1,588	1,446	9.8	3,158	2,795	13.0
Total Segment Operating Revenues	16,353	15,603	4.8	32,489	30,913	5.1
Segment operating expenses
Operations and support	9,705	9,786	(0.8)	19,788	19,647	0.7
Depreciation and amortization	1,696	1,615	5.0	3,362	3,121	7.7
Total Segment Operating Expenses	11,401	11,401	-	23,150	22,768	1.7
Segment Operating Income	4,952	4,202	17.8	9,339	8,145	14.7
Equity in Net Income (Loss) of Affiliates	(15)	(7)	-	(28)	(11)	-
Segment Income	$4,937	$4,195	17.7%	$9,311	$8,134	14.5%

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Wireless Subscribers (000)1				105,206	98,615	6.7%
Gross Subscriber Additions (000)2	4,970	5,301	(6.2)%	10,248	11,208	(8.6)
Net Subscriber Additions (000)2	1,266	1,095	15.6	1,992	3,079	(35.3)
Total Churn	1.18%	1.43%	(25) BP	1.32%	1.40%	(8) BP

Postpaid Subscribers (000)				69,666	68,353	1.9%
Net Postpaid Subscriber Additions (000)2	320	331	(3.3)%	507	393	29.0
Postpaid Churn	0.97%	1.15%	(18) BP	1.03%	1.17%	(14) BP

Prepaid Subscribers (000)				7,473	6,750	10.7%
Net Prepaid Subscriber Additions (000)2	92	137	(32.8)%	217	222	(2.3)

Reseller Subscribers (000)				14,382	12,522	14.9%
Net Reseller Subscriber Additions (000)2	472	248	90.3%	656	809	(18.9)

Connected Device Subscribers (000)3				13,685	10,990	24.5%
Net Connected Device Subscriber Additions (000)	382	379	0.8%	612	1,655	(63.0)
1 Represents 100% of AT&T Mobility customers.
2 Excludes merger and acquisition-related additions during the period.
3 Includes data-centric devices such as eReaders, home security and automobile monitoring systems, and fleet management. Tablets are primarily reflected in our prepaid subscriber category, with the remainder in postpaid.

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

Our handsets offerings include at least 16 smartphones (handsets with voice and data capabilities using an advanced operating system to better manage data and Internet access) from nine manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models (e.g., various Android, Apple, Windows and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first six months of 2012, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid subscriber base, 61.9% uses smartphones, up from 49.9% a year earlier. As is common in the industry, most of our subscribers’ phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. We do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 88% of our postpaid smartphone subscribers are on FamilyTalk® Plans (family plans) or business discount plans, which provide for service on multiple handsets at discounted rates, and such subscribers tend to have higher retention and lower churn rates. During the first quarter of 2011, we introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers with qualifying messaging plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (tiered data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 12.2% year over year. A growing percentage of our postpaid smartphone subscribers are on tiered data plans, with 61.6% on these plans as of June 30, 2012, up from 44.8% as of June 30, 2011. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. In July 2012, we announced new data plans that would allow subscribers to share data among devices covered by their plan.

As of June 30, 2012, over one-third of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or Long Term Evolution (LTE) network). Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Also as part of our ongoing efforts to improve our network performance and help address the need for additional spectrum capacity, we intend to redeploy spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We will manage this process consistent with previous network upgrades and will transition customers on a market-by-market basis from our Global System for Mobile Communications (GSM) and Enhanced Data rates for GSM Evolution (EDGE) networks (referred to as 2G networks) to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. Throughout this multi-year upgrade process, we will work proactively with our customers to manage the process of moving to 3G and 4G devices, which will help minimize customer churn. As of June 30, 2012, approximately 12 percent of our postpaid customers were using 2G handsets. We do not expect this transition to have a material impact on our operating results, but will continue to evaluate the financial impact of transitioning customers from 2G devices to 3G or 4G devices.

Wireless Metrics
Subscriber Additions As of June 30, 2012, we served 105.2 million wireless subscribers, an increase of 6.7%. We continue to see a declining rate of growth in the industry’s subscriber base compared to prior years, as reflected in a 6.2% decrease in gross subscriber additions (gross additions) in the second quarter and an 8.6% decrease for the first six months of 2012, primarily related to a slower rate of postpaid and connected device additions. Higher net subscriber additions (net additions) in the second quarter were primarily attributable to more reseller additions in 2012 when compared to the prior year. Lower net additions in the first six months were primarily attributable to lower connected device additions, which reflected adjustments for customers not using such devices (zero-revenue customers). Higher net postpaid additions for the first six months reflected an increase in postpaid tablet subscribers.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Average service revenue per user (ARPU) from postpaid subscribers increased 1.7% in the second quarter and for the first six months of 2012, driven by an increase in postpaid data services ARPU of 14.1% in the second quarter and 14.7% for the first six months, reflecting greater use of smartphones and data-centric devices. The growth in postpaid data services ARPU was partially offset by a 6.1% decrease in postpaid voice and other service ARPU in the second quarter and 6.2% decrease for the first six months. Postpaid voice and other service ARPU declined due to lower access and airtime charges, triggered in part by continued growth in our family plans subscriber base, which generates lower ARPU compared to our traditional postpaid subscribers, and lower roaming revenues. About 88% of our postpaid smartphone subscribers are on family plans or business discount plans.

Total ARPU declined 2.3% in the second quarter and 2.5% for the first six months, reflecting growth in connected device, tablet and reseller subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid smartphone plans, which have voice and data features. Accordingly, ARPU for these subscribers is typically lower compared to that generated from our smartphone subscribers on postpaid and other plans. Data services ARPU increased 11.3% in the second quarter and 11.6% for the first six months, reflecting greater smartphone and data-centric device use. We expect continued revenue growth from data services as more subscribers use smartphones and data-centric devices, and as we continue to expand our network. Voice and other service ARPU declined 10.7% in the second quarter and 10.9% for the first six months due to voice access and usage trends and a shift toward a greater percentage of data-centric devices. We expect continued pressure on voice and other service ARPU.

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Churn rate is calculated by dividing the aggregate number of wireless subscribers who canceled service during a period by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period. Total and postpaid churn rates were lower in the second quarter of 2012 due primarily to higher postpaid tablet additions and lower adjustments for zero-revenue devices. The total churn rate was higher for the first six months of 2012 due to adjustments for zero-revenue devices. The postpaid churn rate was higher last year due to integration efforts connected to a prior merger.

Operating Results
Our Wireless segment operating income increased $750, or 17.8%, in the second quarter and increased $1,194, or 14.7%, for the first six months of 2012. Segment operating income margin in the second quarter increased from 26.9% in 2011 to 30.3% in 2012 and for the first six months increased from 26.3% in 2011 to 28.7% in 2012. The margin increases reflected higher data revenues generated by our postpaid subscribers, fewer smartphone upgrades and total device sales, and operating efficiencies.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $608, or 4.3%, in the second quarter and $1,213, or 4.3%, for the first six months of 2012. The increases consisted of the following:
•
Data service revenues increased $1,014, or 18.8%, in the second quarter and $2,032, or 19.3%, for the first six months. The increases were primarily due to the increased number of subscribers and increased Internet usage by subscribers using smartphones and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for 42.8% of our wireless service revenues for the first six months, compared to 37.4% last year.

•
Voice and other service revenues decreased $406, or 4.6%, in the second quarter and $819, or 4.7%, for the first six months. While we had a 6.7% year-over-year increase in the number of wireless subscribers, ARPU continues to decline for voice and other non-data wireless services due to voice access and usage trends.

Equipment revenues increased $142, or 9.8%, in the second quarter and $363, or 13.0%, for the first six months of 2012 due to a year-over-year increase in smartphone sales as a percentage of total device sales to postpaid subscribers. During the first quarter of 2012, we introduced an increase in the handset upgrade fee, which also contributed to the year-over-year increase in equipment revenues this year.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses decreased $81, or 0.8%, in the second quarter and increased $141, or 0.7%, for the first six months of 2012. The second-quarter decrease was primarily due to the following:
•	Equipment costs decreased $377 reflecting the overall decline in handset upgrade activity and total device sales, which was partially offset by sales of the more expensive smartphones.
•	Incollect roaming fees decreased $39 due to rate declines and lower roaming use associated with the integration of previously acquired subscribers into our network.
•
Commission expenses decreased $36 due primarily to the overall decline in handset upgrade activity and total device sales, partially offset by a year-over-year increase in smartphone sales as a percentage of total device sales.

Partially offsetting these decreases were the following:
•
Selling expenses (other than commissions) and administrative expenses increased $167 due primarily to a $106 increase in information technology costs in conjunction with ongoing support systems development, a $27 increase in payroll and benefit costs and a $37 increase in bad debt expense due to higher write-offs, partially offset by a $46 decline in advertising costs.

•
Network system, interconnect, and long-distance costs increased $103 due to higher network traffic, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs.

•	USF and reseller fees increased $98 primarily due to federal USF rate increases and higher handset insurance costs.

The increase for the first six months of 2012 was primarily due to the following:
•
Network system, interconnect, and long-distance costs increased $209 due to higher network traffic, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs.

•
Commission expenses increased $174 due to a year-over-year increase in smartphone sales as a percentage of total device sales, partially offset by the overall decline in handset upgrade activity and total device sales.

•
Selling expenses (other than commissions) and administrative expenses increased $120 due primarily to a $118 increase in bad debt expense due to higher write-offs, a $76 increase in information technology costs in conjunction with ongoing support systems development, and a $50 increase in payroll and benefit costs, partially offset by a $160 decline in advertising costs.

•	USF and reseller fees increased $158 primarily due to federal USF rate increases and higher handset insurance costs.

Partially offsetting these increases for the first six months of 2012, equipment costs decreased $423 reflecting the overall decline in upgrade activity and total device sales, which was partially offset by sales of the more expensive smartphones. Incollect roaming fees also decreased $105 for the first six months due to rate declines and lower roaming use associated with the integration of previously acquired subscribers into our network.

Depreciation and amortization expenses increased $81, or 5.0%, in the second quarter and $241, or 7.7%, for the first six months of 2012. Depreciation expense increased $158, or 11.2%, in the second quarter and $398, or 14.8%, for the first six months primarily due to ongoing capital spending for network upgrades and expansion and the reclassification of shared information technology costs partially offset by certain network assets becoming fully depreciated. We expect substantially all of our GSM and EDGE network assets to be fully depreciated by end-of-year 2016.

Amortization expense decreased $77, or 37.0%, in the second quarter and $157, or 35.8%, for the first six months primarily due to an accelerated method of amortization for customer lists related to acquisitions.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Segment operating revenues
Data	$7,923	$7,349	7.8%	$15,718	$14,520	8.3%
Voice	5,697	6,340	(10.1)	11,590	12,890	(10.1)
Other	1,284	1,341	(4.3)	2,524	2,671	(5.5)
Total Segment Operating Revenues	14,904	15,030	(0.8)	29,832	30,081	(0.8)
Segment operating expenses
Operations and support	10,085	10,145	(0.6)	20,382	20,457	(0.4)
Depreciation and amortization	2,766	2,876	(3.8)	5,574	5,834	(4.5)
Total Segment Operating Expenses	12,851	13,021	(1.3)	25,956	26,291	(1.3)
Segment Operating Income	2,053	2,009	2.2	3,876	3,790	2.3
Equity in Net Income (Loss) of Affiliates	(1)	-	-	(1)	-	-
Segment Income	$2,052	$2,009	2.1%	$3,875	$3,790	2.2%

Operating Income and Margin Trends
Our Wireline segment operating income increased $44, or 2.2%, in the second quarter and $86, or 2.3%, for the first six months of 2012. Segment operating income margin in the second quarter increased from 13.4% in 2011 to 13.8% in 2012, and for the first six months increased from 12.6% in 2011 to 13.0% in 2012. Our increased operating margins reflect increased data revenue growth and lower depreciation and amortization expenses. Our operating income and margins continued to be pressured by access line declines as our consumer and business customers either reduced usage or disconnected traditional landline services and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and U-verse voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Operating Results
Data revenues increased $574, or 7.8%, in the second quarter and $1,198, or 8.3%, for the first six months of 2012. Data revenues accounted for approximately 53% of wireline operating revenues for the first six months of 2012 and 48% for the first six months of 2011. Data revenues include transport, IP and packet-switched data services.
•
Strategic business services, which include Ethernet, Virtual Private Networks (VPN), Hosting, IP Conferencing and application services, increased $186, or 13.5%, in the second quarter and $434, or 16.2%, for the first six months of 2012. In the second quarter and for the first six months VPN revenue increased by $106 and $266 and Ethernet revenue increased by $67 and $141, respectively.

•
IP data revenues (excluding strategic services) increased $514, or 15.4%, in the second quarter and $990, or 15.1%, for the first six months of 2012 primarily driven by higher U-verse penetration. In the second quarter and for the first six months U-verse video revenues increased $280 and $534, broadband high-speed Internet access revenue increased $145 and $272 and U-verse voice revenue increased $58 and $119, respectively. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services. New and existing U-verse customers are shifting from traditional landlines and DSL to our U-verse Voice and High Speed Internet access offerings.

•
Traditional data revenues, which include transport (excluding Ethernet) and packet-switched data services, decreased $126, or 4.8%, in the second quarter and $226, or 4.3%, for the first six months of 2012. This decrease was primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Voice revenues decreased $643, or 10.1%, in the second quarter and $1,300, or 10.1%, for the first six months of 2012 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $395, or 10.1%, in the second quarter and $795, or 10.0%, for the first six months of 2012. The decrease was driven primarily by a 12.7% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $246, or 11.4%, in the second quarter and $494, or 11.2%, for the first six months of 2012. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $205 in the second quarter and $408 for the first six months of 2012. Additionally, expected declines in the number of our national mass-market customers decreased revenues $41 in the second quarter and $86 for the first six months of 2012.

Other operating revenues decreased $57, or 4.3%, in the second quarter and $147, or 5.5%, for the first six months of 2012. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for both periods.

Operations and support expenses decreased $60, or 0.6%, in the second quarter and $75, or 0.4%, for the first six months of 2012. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The decrease in the second quarter and for the first six months of 2012 was primarily due to lower nonemployee related expense of $183 and $234, employee related expenses of $62 and $108, reflecting ongoing workforce reduction initiatives, traffic compensation expenses of $58 and $108, contract services of $60 and $73, and bad debt expense of $5 and $37 due to lower revenue and improvements in cash collections, respectively. These decreases were partially offset by increased cost of sales of $139 and $262, primarily related to U-verse related expenses, and USF fees of $155 and $198, respectively.

Depreciation and amortization expenses decreased $110, or 3.8%, in the second quarter and $260, or 4.5%, for the first six months of 2012. The decrease was primarily related to lower amortization of intangibles for the customer lists associated with acquisitions and lower depreciation as assets become fully depreciated.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at June 30, 2012 and 2011 are shown below.

	June 30,	June 30,	Percent
(in 000s)	2012	2011	Change
Switched Access Lines
Retail Consumer	17,301	20,712	(16.5)%
Retail Business1	14,988	16,333	(8.2)
Retail Subtotal1	32,289	37,045	(12.8)

Wholesale Subtotal1	1,945	2,176	(10.6)

Total Switched Access Lines2	34,274	39,275	(12.7)%

Total Retail Consumer Voice Connections3	19,868	22,735	(12.6)%

Total Wireline Broadband Connections4,5	16,434	16,473	(0.2)%

Satellite service6	1,684	1,852	(9.1)%
U-verse video	4,146	3,407	21.7
Video Connections	5,830	5,259	10.9%
1	Prior-period amounts restated to conform to current-period reporting methodology.
2	Total switched access lines includes payphone access lines of 40 at June 30, 2012 and 54 at June 30, 2011.
3	Includes consumer U-verse VoIP connections of 2,567 at June 30, 2012 and 2,023 at June 30, 2011.
4	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
5  Includes U-verse High Speed Internet connections of 6,494 at June 30, 2012 and 4,132 at June 30, 2011.
6  Satellite service includes connections under our agency and resale agreements.

Advertising Solutions
Segment Results
	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Total Segment Operating Revenues	$305	$841	(63.7)%	$1,049	$1,709	(38.6)%
Segment operating expenses
Operations and support	226	581	(61.1)	773	1,153	(33.0)
Depreciation and amortization	29	101	(71.3)	106	207	(48.8)
Total Segment Operating Expenses	255	682	(62.6)	879	1,360	(35.4)
Segment Income	$50	$159	(68.6)%	$170	$349	(51.3)%

Operating Results
On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. Following the sale, we are no longer recording operating results for this segment. Our Advertising Solutions segment operating income margin in the second quarter decreased from 18.9% in 2011 to 16.4% in 2012, and for the first six months decreased from 20.4% in 2011 to 16.2% in 2012.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating revenues decreased $536, or 63.7%, in the second quarter and $660, or 38.6%, for the first six months of 2012.

Operating expenses decreased $427, or 62.6%, in the second quarter and $481, or 35.4%, for the first six months of 2012.

Other
Segment Results
	Second Quarter			Six-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Total Segment Operating Revenues	$13	$21	(38.1)%	$27	$39	(30.8)%
Total Segment Operating Expenses	251	226	11.1	494	350	41.1
Segment Operating Loss	(238)	(205)	(16.1)	(467)	(311)	(50.2)
Equity in Net Income of Affiliates	148	214	(30.8)	384	467	(17.8)
Segment Income (Loss)	$(90)	$9	-	$(83)	$156	-

The Other segment includes results from all corporate and other operations. This segment includes our portion of the results from our domestic and international equity investments. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including the interest cost and expected return on pension and postretirement benefits assets.

Segment operating revenues decreased $8, or 38.1%, in the second quarter and $12, or 30.8%, for the first six months of 2012 primarily due to reduced revenues from leased equipment programs.

Segment operating expenses increased $25, or 11.1%, in the second quarter and $144, or 41.1%, for the first six months of 2012 due to higher employee related charges. These increases were partially offset by T-Mobile related expenses incurred in 2011.

Our Other segment also includes our equity investments in América Móvil and YP Holdings, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates decreased $66, or 30.8%, in the second quarter and $83, or 17.8%, for the first six months of 2012. Decreased equity in net income of affiliates in the second quarter was primarily due to decreased earnings by América Móvil during 2012, resulting from foreign exchange losses. Partially offsetting the decreases were earnings from YP Holdings.

Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2012	2011	2012	2011
América Móvil	$127	$191	$364	$418
YP Holdings	19	-	19	-
Telmex1	-	24	-	49
Other	2	(1)	1	-
Other Segment Equity in Net Income of Affiliates	$148	$214	$384	$467
1 Acquired by América Móvil in late 2011.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  We had approximately 4.1 million U-verse TV subscribers as of June 30, 2012. U-verse penetration of eligible living units at the end of the second quarter of 2012 was 17.3%.

We believe that our U-verse TV service is a “video service” under the Federal Communications Act. However, some cable providers have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the state and local regulations applicable to cable systems. Petitions have been filed at the FCC alleging that the manner in which we provision “public, educational and governmental” (PEG) programming over our U-verse TV service conflicts with federal law, and a lawsuit has been filed in a California state superior court raising similar allegations under California law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost and extent of our U-verse offerings.

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In October 2006, the court certified two classes. In May 2008, the court ruled that the concession was an ERISA pension plan. In May 2009, we filed a motion for reconsideration with the trial court. That motion was granted in January 2011, and a final judgment was entered in our favor. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals and in April 2012, the Fifth Circuit affirmed the lower court’s judgment in our favor dismissing the case. On July 16, 2012, Plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court.

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the U.S. Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals. In December 2011, the Ninth Circuit Court of Appeals affirmed the dismissals in all cases. In March 2012, the Plaintiffs in all but three cases filed a petition for writ of certiorari with the United States Supreme Court. The plaintiffs in two of the three cases filed petitions for rehearing with the Ninth Circuit Court of Appeals, both of which have been denied. The plaintiffs in the third case did not file a petition in either court. Management believes that any further appeal is without merit and intends to continue to defend these matters vigorously.

AT&T INC.
JUNE 30, 2012

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

Advertising Solutions and Interactive Business Sale  On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. We received approximately $750 in cash, a $200 note and a 47% equity interest in the new entity YP Holdings, subject to closing adjustments. This transaction did not have a material effect on our financial statements.

NextWave Acquisition  On August 2, 2012, we announced an agreement to acquire NextWave Wireless Inc. (NextWave), which holds wireless licenses in the Wireless Communication Services (WCS) and Advanced Wireless Service (AWS) bands. We will acquire all the equity and satisfaction of all debt of NextWave for $600. In addition certain of NextWave's assets will be paid to its holders of debt in partial satisfaction of that debt. The holders of NextWave's debt and shareholders representing a majority interest have agreed to support our acquisition. This acquisition is subject to regulatory approval and other customary closing conditions. We anticipate closing this transaction by the end of 2012. WCS spectrum has not been suitable for mobile Internet usage due to technical rules designed to avoid possible interference to satellite radio users in adjacent spectrum bands. In June 2012, AT&T and Sirius XM filed a joint proposal with the FCC that would protect the adjacent satellite radio spectrum from interference and enable WCS spectrum to be used for mobile Internet service. That proposal remains pending at the FCC.

Labor Contracts  Contracts covering approximately 40,000 collectively-bargained wireline employees expired in early April 2012. An additional contract covering approximately 22,000 wireline employees will expire on August 4, 2012. The Company and the employees’ union are continuing to negotiate new contracts. In the absence of an effective contract, the union is entitled to call a work stoppage.

In July 2012, the Company and the Communications Workers of America (CWA) reached tentative three-year agreements in the wireline contract negotiations for the AT&T Midwest region and AT&T Corp. The Midwest contract covers approximately 13,000 employees and the AT&T Corp contract covers approximately 5,700 employees. These agreements, which are subject to ratification by CWA members by August 17, 2012, generally provide a base wage increase of 2.25 percent in the first year, 2.75 percent in the second year, three percent in the third year, and pension band increases of one percent for each year of the agreement. These agreements also provide continued health care coverage.

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
JUNE 30, 2012

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
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $2,151 in cash and cash equivalents available at June 30, 2012. Cash and cash equivalents included cash of $448 and money market funds and other cash equivalents of $1,703. In the first six months of 2012, cash outflows were primarily used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and repayment of debt. In addition, we returned value to stockholders through dividends and by repurchasing shares of common stock. These outflows were partially offset by cash provided by cash receipts from operations and the issuance of long-term debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2012, cash provided by operating activities was $17,459, compared to $16,757 for the first six months of 2011.

Cash Used in or Provided by Investing Activities
For the first six months of 2012, cash used in investing activities totaled $8,425, which consisted primarily of $8,742 for capital expenditures (excluding interest during construction), and acquisitions of $477, which included wireless spectrum of $392. These expenditures were partially offset by cash of approximately $750 received from the sale of our Advertising Solutions segment.

Virtually all of our capital expenditures are spent on our wireless and wireline subsidiaries’ networks, our U-verse services, and support systems for our communications services. Capital spending in our Wireless segment of $4,578, excluding capitalized interest during construction, represented 52% of our total spending and increased 6% in the first six months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the deployment of LTE (4G) equipment for our commercial launch. The Wireline segment which includes U-verse services represented 47% of total capital expenditures, excluding interest during construction, and decreased 18% in the first six months.

We continue to expect that our capital expenditures during 2012 will be approximately $20,000, assuming that the regulatory environment remains favorable for investment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
For the first six months of 2012, our financing activities included proceeds of $6,935 from the following:
•	February 2012 issuance of $1,000 of 0.875% global notes due 2015, $1,000 of 1.6% global notes due 2017, and $1,000 of 3% global notes due 2022.
•	May 2012 issuance of £1,250 of 4.875% global notes due 2044 (equivalent to $1,979 when issued).
•	June 2012 issuance of $1,150 of 1.7% global notes due 2017 and $850 of 3% global notes due 2022.

During the first six months of 2012, debt redemptions totaled $7,021 with a weighted average interest rate of 5.68% and consisted of the following:
•	February 2012 redemption of $1,200 of 6.375% senior notes due 2056.
•	March 2012 redemption of $1,000 of 5.875% notes due August 2012.
•	June 2012 redemption of $800 of 4.75% notes due November 2012, $2,500 of 4.95% notes due January 2013, and $1,500 of 6.7% notes due November 2013.

In December 2010, the Board of Directors authorized the repurchase of up to 300 million shares of AT&T common stock. We began buying back stock under this program in January 2012. As of June 30, 2012, we have repurchased approximately 143 million shares totaling $4,623. In July 2012, the Board of Directors authorized the repurchase of an additional 300 million shares. We intend to continue repurchasing shares.

We paid dividends of $5,187 during the first six months of 2012, compared with $5,082 for the first six months of 2011, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2011. Dividends declared by our Board of Directors totaled $0.44 per share in the second quarter of 2012 and $0.88 per share for the first six months of 2012 and $0.43 per share in the second quarter and $0.86 per share for the first six months of 2011. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.
JUNE 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

At June 30, 2012, we had $3,402 of debt maturing within one year, all of which were long-term debt maturities. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth Corporation (BellSouth) that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2015 and a $3,000 agreement expiring in December 2012. Advances under either agreement may be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the multi-year agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, financial debt ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At June 30, 2012, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil or YP Holdings. At June 30, 2012, our debt ratio was 38.4%, compared to 36.8% at June 30, 2011, and 38.0% at December 31, 2011. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

AT&T INC.
JUNE 30, 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2012, we had interest rate swaps with a notional value of $4,000 and a fair value of $335.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $9,481 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(895) at June 30, 2012. We have foreign exchange contracts with a notional value of $174 and a net fair value of $(5) at June 30, 2012.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2012.

AT&T INC.
JUNE 30, 2012

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

•
The final outcome of FCC and other federal agency proceedings and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including issues relating to access charges, intercarrier compensation, universal service, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, availability of new spectrum from the FCC on fair and balanced terms, wireless license awards and renewals and wireless services, including data roaming agreements and spectrum allocation.

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
•
The availability and cost of additional wireless spectrum and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

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
JUNE 30, 2012

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1. Legal Proceedings

In December 2011, Harris County, Texas brought suit on behalf of itself and the Texas Commission on Environmental Quality (TCEQ) alleging AT&T to be liable for statutory civil penalties for past leakage at eleven petroleum storage tank locations. All eleven sites have been remediated (with de minimis actual impact) in accordance with state programs and the TCEQ has issued No Further Action (NFA) letters closing the sites. Notwithstanding these facts, Harris County declined at mediation in June to dismiss its claims. While it is possible that Harris County may recover civil penalties exceeding one hundred thousand dollars, we do not expect the amount, if any, to be material.

AT&T INC.
JUNE 30, 2012

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2012, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2012 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs2
April 1, 2012 - April 30, 2012	12,602,394	$33.01	12,602,394	219,697,606
May 1, 2012 - May 31, 2012	27,719,296	33.35	27,719,296	191,978,310
June 1, 2012 - June 30, 2012	35,444,259	34.33	35,444,259	156,534,051
Total	75,765,949	$33.75	75,765,949
1 In December 2010, we announced our stock repurchase plan, under which our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. The plan has no expiration date.

2 In July 2012, the Board authorized the repurchase of an additional 300 million shares. The plan has no expiration date.

AT&T INC.
JUNE 30, 2012

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	2005 Supplemental Employee Retirement Plan, amended and restated May 1, 2012
10-b	AT&T Inc. Health Plan, amended and restated June 28, 2012
10-c	Bellsouth Corporation Supplemental Executive Retirement Plan, amended and restated as of May 1, 2012
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            AT&T Inc.

August 3, 2012                                                                                                                                                 /s/ John J. Stephens
                                                            John J. Stephens
                                                            Senior Executive Vice President
                                                                 and Chief Financial Officer