Form 10-Q
period 2012-09-30
AT&T INC.
filed 2012-11-02
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [   ]   No [X]

At October 31, 2012 there were 5,680 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues
Wireless service	$14,906	$14,261	$44,237	$42,379
Data	7,977	7,459	23,695	21,979
Voice	5,565	6,242	17,155	19,132
Directory	-	803	1,049	2,512
Other	3,011	2,713	8,720	8,218
Total operating revenues	31,459	31,478	94,856	94,220
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	12,718	12,656	38,000	38,225
Selling, general and administrative	8,192	7,969	24,330	23,983
Depreciation and amortization	4,512	4,618	13,571	13,804
Total operating expenses	25,422	25,243	75,901	76,012
Operating Income	6,037	6,235	18,955	18,208
Other Income (Expense)
Interest expense	(824)	(889)	(2,624)	(2,583)
Equity in net income of affiliates	182	193	537	649
Other income (expense) – net	47	46	122	132
Total other income (expense)	(595)	(650)	(1,965)	(1,802)
Income Before Income Taxes	5,442	5,585	16,990	16,406
Income tax expense	1,741	1,899	5,672	5,594
Net Income	3,701	3,686	11,318	10,812
Less: Net Income Attributable to Noncontrolling Interest	(66)	(63)	(197)	(190)
Net Income Attributable to AT&T	$3,635	$3,623	$11,121	$10,622
Basic Earnings Per Share Attributable to AT&T	$0.63	$0.61	$1.90	$1.79
Diluted Earnings Per Share Attributable to AT&T	$0.63	$0.61	$1.90	$1.79
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,771	5,936	5,848	5,931
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,792	5,954	5,869	5,950
Dividends Declared Per Common Share	$0.44	$0.43	$1.32	$1.29
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$3,701	$3,686	$11,318	$10,812
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of taxes of $33, $(280), $109 and $(157)	57	(519)	199	(291)
Net unrealized gains (losses) on available-for-sale securities:
Unrealized gains (losses), net of taxes of $31, $(88), $58 and $(59)	59	(165)	108	(110)
Reclassification adjustment realized in net income, net of taxes of $(28), $(2), $(34) and $(23)	(51)	(2)	(63)	(43)
Net unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses), net of taxes of $126, $(135), $68 and $(143)	232	(249)	125	(263)
Reclassification adjustment included in net income, net of taxes of $4, $1, $11 and $4	8	2	21	7
Defined benefit postretirement plans:
Net actuarial loss from equity method investees arising during period, net of taxes of $0, $0, $(29) and $0	-	-	(53)	-
Amortization of net prior service credit included in net income, net of taxes of $(84), $(69), $(255) and $(206)	(137)	(112)	(411)	(336)
Other	(1)	2	-	1
Other comprehensive income (loss)	167	(1,043)	(74)	(1,035)
Total comprehensive income	3,868	2,643	11,244	9,777
Less: Total comprehensive income attributable to noncontrolling interest	(66)	(63)	(197)	(190)
Total Comprehensive Income Attributable to AT&T	$3,802	$2,580	$11,047	$9,587
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,217	$3,185
Accounts receivable - net of allowances for doubtful accounts of $606 and $878	12,398	13,606
Prepaid expenses	1,337	1,155
Deferred income taxes	1,312	1,470
Other current assets	1,694	3,611
Total current assets	18,958	23,027
Property, plant and equipment	267,639	260,279
Less: accumulated depreciation and amortization	(159,422)	(153,192)
Property, Plant and Equipment – Net	108,217	107,087
Goodwill	69,762	70,842
Licenses	52,082	51,374
Customer Lists and Relationships – Net	1,622	2,757
Other Intangible Assets – Net	5,038	5,212
Investments in and Advances to Equity Affiliates	4,563	3,718
Other Assets	6,607	6,327
Total Assets	$266,849	$270,344

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,433	$3,453
Accounts payable and accrued liabilities	18,936	19,858
Advanced billing and customer deposits	3,709	3,872
Accrued taxes	2,209	1,003
Dividends payable	2,511	2,608
Total current liabilities	30,798	30,794
Long-Term Debt	60,314	61,300
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	29,092	25,748
Postemployment benefit obligation	33,842	34,011
Other noncurrent liabilities	11,529	12,694
Total deferred credits and other noncurrent liabilities	74,463	72,453

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2012 and
December 31, 2011: issued 6,495,231,088 at September 30, 2012 and December 31, 2011)	6,495	6,495
Additional paid-in capital	90,982	91,156
Retained earnings	28,907	25,453
Treasury stock (788,169,469 at September 30, 2012 and 568,719,202
at December 31, 2011, at cost)	(28,533)	(20,750)
Accumulated other comprehensive income	3,106	3,180
Noncontrolling interest	317	263
Total stockholders’ equity	101,274	105,797
Total Liabilities and Stockholders’ Equity	$266,849	$270,344
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2012	2011
Operating Activities
Net income	$11,318	$10,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,571	13,804
Undistributed earnings from investments in equity affiliates	(483)	(539)
Provision for uncollectible accounts	835	805
Deferred income tax expense and noncurrent unrecognized tax benefits	3,441	4,942
Net (gain) loss from sale of investments, net of impairments	(27)	(57)
Changes in operating assets and liabilities:
Accounts receivable	(450)	(573)
Other current assets	1,459	1,342
Accounts payable and accrued liabilities	387	(2,533)
Other - net	(1,107)	(853)
Total adjustments	17,626	16,338
Net Cash Provided by Operating Activities	28,944	27,150

Investing Activities
Construction and capital expenditures:
Capital expenditures	(13,619)	(14,625)
Interest during construction	(197)	(119)
Acquisitions, net of cash acquired	(551)	(430)
Dispositions	807	76
Sales (purchases) of securities, net	311	45
Other	(2)	28
Net Cash Used in Investing Activities	(13,251)	(15,025)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	(1,620)
Issuance of long-term debt	6,935	7,935
Repayment of long-term debt	(8,042)	(1,298)
Purchase of treasury stock	(8,374)	-
Issuance of treasury stock	460	216
Dividends paid	(7,738)	(7,627)
Other	98	(406)
Net Cash Used in Financing Activities	(16,661)	(2,800)
Net (decrease) increase in cash and cash equivalents	(968)	9,325
Cash and cash equivalents beginning of year	3,185	1,437
Cash and Cash Equivalents End of Period	$2,217	$10,762
Cash paid during the nine months ended September 30 for:
Interest	$3,335	$3,066
Income taxes, net of refunds	$390	$(121)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2012
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,156
Issuance of treasury stock		119
Share-based payments		(133)
Share of equity method investee capital transactions		(160)
Balance at end of period		$90,982

Retained Earnings
Balance at beginning of year		$25,453
Net income attributable to AT&T ($1.90 per diluted share)		11,121
Dividends to stockholders ($1.32 per share)		(7,646)
Other		(21)
Balance at end of period		$28,907

Treasury Stock
Balance at beginning of year	(568)	$(20,750)
Purchase of stock	(245)	(8,374)
Issuance of treasury stock	25	591
Balance at end of period	(788)	$(28,533)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$3,180
Other comprehensive loss attributable to AT&T		(74)
Balance at end of period		$3,106

Noncontrolling Interest
Balance at beginning of year		$263
Net income attributable to noncontrolling interest		197
Distributions		(143)
Balance at end of period		$317

Total Stockholders’ Equity at beginning of year		$105,797
Total Stockholders’ Equity at end of period		$101,274
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2012

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

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both in the United States and internationally, providing wireless communications services, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking and wholesale services. On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. for approximately $740 in cash after closing adjustments, a $200 note and a 47% equity interest in the new entity, YP Holdings LLC (YP Holdings). Our operating results include the results of the Advertising Solutions segment through May 8. Beginning on May 9, we included our 47% equity in YP Holdings in equity in net income of affiliates in our Other segment and on our consolidated income statement.

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

Employee Separations  We established obligations for expected termination benefits provided under existing plans to former or inactive employees after employment but before retirement. At September 30, 2012, we had severance accruals of $118 and at December 31, 2011, we had severance accruals of $335. The decline was primarily due to payments during the period.

Stock Repurchase Program  In December 2010, the Board of Directors authorized the repurchase of up to 300 million shares of AT&T common stock. We began buying back stock under this program in the first quarter of 2012. For the nine months ended September 30, 2012, we had repurchased approximately 245 million shares totaling $8,374. In July 2012, the Board of Directors authorized the repurchase of an additional 300 million shares. We intend to continue repurchasing shares.

To implement these authorizations, we use open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible. We also use accelerated share repurchase programs with large financial institutions to repurchase our stock.

AT&T INC.
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and nine months ended September 30, 2012 and 2011, are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerators
Numerator for basic earnings per share:
Net Income	$3,701	$3,686	$11,318	$10,812
Net income attributable to noncontrolling interest	(66)	(63)	(197)	(190)
Net Income attributable to AT&T	3,635	3,623	11,121	10,622
Dilutive potential common shares:
Other share-based payment	3	3	9	8
Numerator for diluted earnings per share	$3,638	$3,626	$11,130	$10,630
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,771	5,936	5,848	5,931
Dilutive potential common shares:
Stock options	4	3	4	4
Other share-based payment	17	15	17	15
Denominator for diluted earnings per share	5,792	5,954	5,869	5,950
Basic earnings per share attributable to AT&T	$0.63	$0.61	$1.90	$1.79
Diluted earnings per share attributable to AT&T	$0.63	$0.61	$1.90	$1.79

At September 30, 2012 and 2011, we had issued and outstanding options to purchase approximately 18 million and 85 million shares of AT&T common stock. For the quarter ended September 30, 2012 and 2011, the exercise prices of 2 million and 58 million options were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At September 30, 2012 and 2011, the exercise prices of 16 million and 24 million vested stock options were below market price.

AT&T INC.
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. We make our capital allocations decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. The customers and long-lived assets of our reportable segments are predominantly in the United States. For the quarter ended September 30, 2012, we have three reportable segments: (1) Wireless, (2) Wireline, and (3) Other. Our operating results prior to May 9, 2012, also included Advertising Solutions. On May 8, 2012, we completed the sale of our Advertising Solutions segment and received a 47 percent equity interest in the new entity YP Holdings (see Note 1).

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been reclassified to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their home that was previously reported in the Wireline segment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, AT&T U-verse® TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been reclassified to exclude the operating results of the home monitoring business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment included our directory operations, which published Yellow and White Pages directories and sold directory advertising and Internet-based advertising and local search.

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
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2012
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$16,632	$14,813	$-	$14	$-	$31,459
Operations and support expenses	10,549	10,134	-	227	-	20,910
Depreciation and amortization expenses	1,730	2,774	-	8	-	4,512
Total segment operating expenses	12,279	12,908	-	235	-	25,422
Segment operating income (loss)	4,353	1,905	-	(221)	-	6,037
Interest expense	-	-	-	-	824	824
Equity in net income (loss) of affiliates	(17)	-	-	199	-	182
Other income (expense) – net	-	-	-	-	47	47
Segment income (loss) before income taxes	$4,336	$1,905	$-	$(22)	$(777)	$5,442

For the nine months ended September 30, 2012
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$49,121	$44,645	$1,049	$41	$-	$94,856
Operations and support expenses	30,337	30,516	773	704	-	62,330
Depreciation and amortization expenses	5,092	8,348	106	25	-	13,571
Total segment operating expenses	35,429	38,864	879	729	-	75,901
Segment operating income (loss)	13,692	5,781	170	(688)	-	18,955
Interest expense	-	-	-	-	2,624	2,624
Equity in net income (loss) of affiliates	(45)	(1)	-	583	-	537
Other income (expense) – net	-	-	-	-	122	122
Segment income (loss) before income taxes	$13,647	$5,780	$170	$(105)	$(2,502)	$16,990

For the three months ended September 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$15,606	$15,055	$803	$14	$-	$31,478
Operations and support expenses	9,376	10,295	554	400	-	20,625
Depreciation and amortization expenses	1,620	2,892	94	12	-	4,618
Total segment operating expenses	10,996	13,187	648	412	-	25,243
Segment operating income (loss)	4,610	1,868	155	(398)	-	6,235
Interest expense	-	-	-	-	889	889
Equity in net income (loss) of affiliates	(8)	-	-	201	-	193
Other income (expense) – net	-	-	-	-	46	46
Segment income (loss) before income taxes	$4,602	$1,868	$155	$(197)	$(843)	$5,585

For the nine months ended September 30, 2011
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Total segment operating revenues	$46,519	$45,136	$2,512	$53	$-	$94,220
Operations and support expenses	29,023	30,752	1,707	726	-	62,208
Depreciation and amortization expenses	4,741	8,726	301	36	-	13,804
Total segment operating expenses	33,764	39,478	2,008	762	-	76,012
Segment operating income (loss)	12,755	5,658	504	(709)	-	18,208
Interest expense	-	-	-	-	2,583	2,583
Equity in net income (loss) of affiliates	(19)	-	-	668	-	649
Other income (expense) – net	-	-	-	-	132	132
Segment income (loss) before income taxes	$12,736	$5,658	$504	$(41)	$(2,451)	$16,406

AT&T INC.
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of various noncontributory pension and death benefit plans. We also provide certain medical, dental and life insurance benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. No significant cash contributions are required under ERISA regulations during 2012. In October 2012, we filed an application with the U.S. Department of Labor for approval to contribute a preferred equity interest in our Mobility business to the trust used to pay pension benefits, under plans sponsored by AT&T. The preferred equity interest is estimated to be valued at $9,500 upon contribution. We anticipate approval in 2013, and expect to make the contribution at that time.

The following table details pension and postretirement benefit costs included in operating expenses (in cost of services and sales, and selling, general and administrative expenses) in the accompanying consolidated statements of income. We recognize actuarial gains and losses from remeasuring our pension and postretirement plan obligations and assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required.

In the following table, expense credits are denoted with parentheses. A portion of these benefit costs is capitalized as part of the benefit load on internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Pension cost:
Service cost – benefits earned during the period	$301	$297	$915	$890
Interest cost on projected benefit obligation	700	740	2,100	2,219
Expected return on assets	(880)	(923)	(2,640)	(2,767)
Amortization of prior service (credit)	(3)	(4)	(11)	(12)
Net pension cost	$118	$110	$364	$330

Postretirement cost:
Service cost – benefits earned during the period	$81	$90	$247	$271
Interest cost on accumulated postretirement benefit obligation	446	513	1,340	1,538
Expected return on assets	(200)	(260)	(601)	(780)
Amortization of prior service (credit)	(215)	(173)	(647)	(520)
Net postretirement cost	$112	$170	$339	$509

Combined net pension and postretirement cost	$230	$280	$703	$839

Our combined net pension and postretirement cost decreased $50 in the third quarter and $136 for the first nine months of 2012. The decreases were related to higher amortization of prior service credits due to our plan change that provides prescription drug benefits on a group basis under Medicare Part D, as allowed under federal healthcare law. The combined net pension and postretirement cost also reflects the prior year’s performance of the U.S. securities markets and declining bond rates, which contribute to lower interest costs on the projected benefit obligation largely offset by lower expected return on plan assets.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $31 in the third quarter of 2012, of which $29 was interest cost, and $94 for the first nine months, of which $87 was interest cost. In 2011, net supplemental retirement pension benefits cost was $35 in the third quarter, of which $31 was interest cost, and $106 for the first nine months, of which $94 was interest cost.

AT&T INC.
SEPTEMBER 30, 2012

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$63,510	$76,432	$64,514	$73,738
Investment securities	1,950	1,950	2,092	2,092

The fair values of our notes and debentures were estimated based on quoted market prices, where available. The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 under the Fair Value Measurement and Disclosure framework.

AT&T INC.
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities consist of primarily available-for-sale instruments, which include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $11 have maturities of less than one year, $103 within one to three years, $233 within three to five years, and $252 for five or more years.

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

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$865	$-	$-	$865
International equities	445	-	-	445
Fixed income bonds	-	599	-	599
Asset Derivatives1
Interest rate swaps	-	306	-	306
Cross-currency swaps	-	472	-	472
Foreign exchange contracts	-	1	-	1
Liability Derivatives1
Cross-currency swaps	-	(791)	-	(791)
Foreign exchange contracts	-	(2)	-	(2)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$947	$-	$-	$947
International equities	495	-	-	495
Fixed income bonds	-	562	-	562
Asset Derivatives1
Interest rate swaps	-	521	-	521
Cross-currency swaps	-	144	-	144
Foreign exchange contracts	-	2	-	2
Liability Derivatives1
Cross-currency swaps	-	(820)	-	(820)
Interest rate locks	-	(173)	-	(173)
Foreign exchange contracts	-	(9)	-	(9)
1	Derivatives designated as hedging instruments are reflected as other assets, other liabilities and, for a portion of interest rate swaps, accounts receivable.

AT&T INC.
SEPTEMBER 30, 2012

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. For the nine months ended September 30, 2012 and September 30, 2011, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. For the nine months ended September 30, 2012 and September 30, 2011, no ineffectiveness was measured.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to income. For the nine months ended September 30, 2012 and September 30, 2011, no ineffectiveness was measured.

AT&T INC.
SEPTEMBER 30, 2012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2012, we had posted collateral of $25 (a deposit asset) and held collateral of $469 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Fitch, Inc. before the final collateral exchange in September, we would have been required to post additional collateral of $174. At December 31, 2011, we had posted collateral of $98 (a deposit asset) and had no held collateral (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2012	2011
Interest rate swaps	$3,000	$8,800
Cross-currency swaps	9,481	7,502
Interest rate locks	-	800
Foreign exchange contracts	122	207
Total	$12,603	$17,309

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(21)	$92	$(158)	$81
Gain (Loss) on long-term debt	21	(92)	158	(81)

In addition, net swap settlements that accrued and settled in the periods above were offset against interest expense.

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2012	2011	2012	2011
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$355	$(266)	$190	$(415)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	(105)	-	17
Interest income (expense) reclassified from accumulated OCI into income	(12)	(3)	(32)	(11)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	3	(13)	3	(8)

The balance of the unrealized derivative gain (loss) in accumulated OCI was $(275) at September 30, 2012 and $(421) at December 31, 2011.

AT&T INC.
SEPTEMBER 30, 2012

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2012 and 2011 are summarized as follows:

	Third Quarter			Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Operating Revenues	$31,459	$31,478	(0.1)%	$94,856	$94,220	0.7%
Operating expenses
Cost of services and sales	12,718	12,656	0.5	38,000	38,225	(0.6)
Selling, general and administrative	8,192	7,969	2.8	24,330	23,983	1.4
Depreciation and amortization	4,512	4,618	(2.3)	13,571	13,804	(1.7)
Total Operating Expenses	25,422	25,243	0.7	75,901	76,012	(0.1)
Operating Income	6,037	6,235	(3.2)	18,955	18,208	4.1
Income Before Income Taxes	5,442	5,585	(2.6)	16,990	16,406	3.6
Net Income	3,701	3,686	0.4	11,318	10,812	4.7
Net Income Attributable to AT&T	$3,635	$3,623	0.3%	$11,121	$10,622	4.7%

Overview
Operating income decreased $198, or 3.2%, in the third quarter and increased $747, or 4.1%, for the first nine months of 2012. Both operating revenues and expenses for the quarter were affected by the May 2012 sale of our Advertising Solutions segment, as discussed below. Operating income in the third quarter and for the first nine months reflects continued growth in wireless service and equipment revenue, driven mostly by data revenue growth, along with increased revenues from AT&T U-verse® (U-verse) services and strategic business services. Growth in wireless and wireline revenues in the third quarter was more than offset by higher expenses driven primarily by increased wireless equipment, commissions and administrative costs. Our operating income margin in the third quarter decreased from 19.8% in 2011 to 19.2% in 2012 and for the first nine months increased from 19.3% in 2011 to 20.0% in 2012.

Operating revenues decreased $19, or 0.1%, in the third quarter and increased $636, or 0.7%, for the first nine months of 2012. The sale of our Advertising Solutions segment reduced revenues $803 in the third quarter and $1,463 in the first nine months. The third-quarter decrease from Advertising Solutions was offset by higher wireless service and equipment revenues and higher wireline data revenues from U-verse and strategic business services. The increase in operating revenues for the first nine months was primarily due to the continued growth in wireless service and equipment revenues and higher wireline data revenues. These increases were partially offset by the Advertising Solutions segment sale and continued declines in wireline voice.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Revenue growth continues to be tempered by declines in our wireline voice revenues. Total switched access lines decreased 12.8% since September 30, 2011. Customers disconnecting access lines switched to wireless, Voice over Internet Protocol (VoIP) and cable offerings for voice and data or terminated service permanently as businesses closed or consumers left residences. While we lose wireline voice revenues, we have the opportunity to increase wireless service or wireline data revenues should the customer choose us as their wireless or VoIP provider. We also continue to expand our VoIP service for customers who have access to our U-verse video service.

Cost of services and sales expenses increased $62, or 0.5%, in the third quarter and decreased $225, or 0.6%, for the first nine months of 2012. The sale of our Advertising Solutions segment reduced expenses $277 in the third quarter and $499 for the first nine months. The increase in the third quarter was primarily due to higher wireless handset costs related to smartphone sales including the launch of the latest iPhone model and wireline costs attributable to growth in U-verse subscribers, which were mostly offset by lower non-employee related charges and the sale of our Advertising Solutions segment. The decrease for the first nine months is primarily due to the sale of our Advertising Solutions segment and lower non-employee related expenses, partially offset by higher U-verse, wireless handset and wireless network costs.

Selling, general and administrative expenses increased $223, or 2.8%, in the third quarter and $347, or 1.4%, for the first nine months of 2012. The increases were primarily due to higher wireless commissions and administrative costs. The increases were partially offset by decreased sales and advertising costs, employee related expenses, and the sale of our Advertising Solutions segment, which reduced expenses $277 in the third quarter and $435 for the first nine months.

Depreciation and amortization expense decreased $106, or 2.3%, in the third quarter and $233, or 1.7%, for the first nine months of 2012. The sale of our Advertising Solutions segment reduced expenses $94 in the third quarter and $195 for the first nine months. Expenses also decreased due to lower amortization of intangibles for customer lists related to acquisitions, partially offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense decreased $65, or 7.3%, in the third quarter and increased $41, or 1.6%, for the first nine months of 2012. The decrease in the third quarter was due to our lower average debt balances and interest rates, partially offset by call premiums paid on the early redemption of debt in September 2012. The increase for the first nine months was primarily due to a net charge of approximately $151 related to call premiums paid for the early redemption of debt, which were partially offset by net gains on the settlement of associated interest-rate swaps. The increase from the early debt redemptions was partially offset by lower expense resulting from lower average debt balances and interest rates and an increase in the amount of interest capitalized on wireless spectrum that will be used in the future.

Equity in net income of affiliates decreased $11, or 5.7%, in the third quarter and $112, or 17.3%, for the first nine months of 2012. Decreased equity in net income of affiliates was due to decreased earnings at América Móvil, S.A. de C.V. (América Móvil), resulting from foreign exchange losses and increased taxes. Partially offsetting the decreases were earnings from YP Holdings LLC (YP Holdings).

Other income (expense) – net We had other income of $47 in the third quarter and $122 for the first nine months of 2012, compared to other income of $46 in the third quarter and $132 for the first nine months of 2011. Income in the third quarter and for the first nine months of 2012 included interest and dividend income of $17 and $51, leveraged lease income of $5 and $46 and net gains on the sale of investments of $83 and $82. This income was partially offset by a third-quarter investment impairment of $55.

Other income in the third quarter and for the first nine months of 2011 included interest and dividend income of $13 and $56 and leveraged lease income of $4 and $15, respectively. In addition, third quarter 2011 results included an $8 gain on the sale of nonstrategic assets along with foreign exchange gains of $7, while results for the first nine months of 2011 included a net gain of $66 from sale of investments.

Income taxes decreased $158, or 8.3%, in the third quarter and increased $78, or 1.4%, for the first nine months of 2012. Our effective tax rate was 32.0% for the third quarter and 33.4% for the first nine months of 2012, as compared to 34.0% for the third quarter and 34.1% for the first nine months of 2011. The decrease in effective tax rate in this quarter is due primarily to recognition of benefits related to resolution of audit issues.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	September 30,
	2012	2011
Wireless subscribers (000)	105,871	100,738
Network access lines in service (000)	33,088	37,956
Total wireline broadband connections (000)	16,392	16,476
Debt ratio1	38.6%	38.5%
Ratio of earnings to fixed charges2	5.36	5.41
Number of AT&T employees3	241,130	256,210
1
Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

2	See Exhibit 12.
3	Includes the reduction of approximately 8,200 employees as a result of the sale of our Advertising Solutions segment.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 3 and discussed below for each segment follow our internal management reporting. We analyze our various operating segments based on segment income before income taxes. We make our capital allocations decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have three reportable segments: (1) Wireless, (2) Wireline, and (3) Other. Our operating results prior to May 9, 2012, also included Advertising Solutions. On May 8, 2012, we completed the sale of our Advertising Solutions segment and received a 47 percent equity interest in the new entity YP Holdings (see Note 1).

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless voice and advanced data communications services. The Wireless segment results have been reclassified to include the operating results of a subsidiary that provides services for subscribers to wirelessly monitor their homes that was previously reported in the Wireline segment’s results.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with landline voice and data communications services, U-verse TV, high-speed broadband and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements. The Wireline segment results have been reclassified to exclude the operating results of the home monitoring business moved to our Wireless segment and to include the operating results of customer information services, which were previously reported in our Other segment’s results.

The Advertising Solutions segment included our directory operations, which published Yellow and White Pages directories and sold directory advertising and Internet-based advertising and local search.

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
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses include bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement service costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees. Our Wireless and Wireline segments also include certain network planning and engineering expenses, information technology, repair technicians and repair services, and property taxes as operations and support expenses.

The following tables show components of results of operations by segment. Significant segment results are discussed following each table. Capital expenditures for each segment are discussed in “Liquidity and Capital Resources.”

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change

Segment operating revenues
Service	$14,906	$14,261	4.5%	$44,237	$42,379	4.4%
Equipment	1,726	1,345	28.3	4,884	4,140	18.0
Total Segment Operating Revenues	16,632	15,606	6.6	49,121	46,519	5.6
Segment operating expenses
Operations and support	10,549	9,376	12.5	30,337	29,023	4.5
Depreciation and amortization	1,730	1,620	6.8	5,092	4,741	7.4
Total Segment Operating Expenses	12,279	10,996	11.7	35,429	33,764	4.9
Segment Operating Income	4,353	4,610	(5.6)	13,692	12,755	7.3
Equity in Net Income (Loss) of Affiliates	(17)	(8)	-	(45)	(19)	-
Segment Income	$4,336	$4,602	(5.8)%	$13,647	$12,736	7.2%

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Third Quarter			Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Wireless Subscribers (000)1				105,871	100,738	5.1%
Gross Subscriber Additions (000)2	4,914	5,946	(17.4)%	15,162	17,154	(11.6)
Net Subscriber Additions (000)2	678	2,123	(68.1)	2,670	5,202	(48.7)
Total Churn4	1.34%	1.28%	6 BP	1.33%	1.36%	(3) BP

Postpaid Subscribers (000)				69,747	68,614	1.7%
Net Postpaid Subscriber Additions (000)2	151	319	(52.7)%	658	712	(7.6)
Postpaid Churn4	1.08%	1.15%	(7) BP	1.05%	1.16%	(11) BP

Prepaid Subscribers (000)				7,545	7,059	6.9%
Net Prepaid Subscriber Additions (000)2	77	293	(73.7)%	294	515	(42.9)

Reseller Subscribers (000)				14,573	13,028	11.9%
Net Reseller Subscriber Additions (000)2	137	473	(71.0)%	793	1,282	(38.1)

Connected Device Subscribers (000)3				14,006	12,037	16.4%
Net Connected Device Subscriber Additions (000)	313	1,038	(69.8)%	925	2,693	(65.7)
1	Represents 100% of AT&T Mobility customers.
2	Excludes merger and acquisition-related additions during the period.
3
Includes data-centric devices such as eReaders, home security and automobile monitoring systems, and fleet management. Tablets are primarily reflected in our prepaid subscriber category, with the remainder in postpaid.

4
Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

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
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our handset offerings include at least 16 smartphones (handsets with voice and data capabilities using an advanced operating system to better manage data and Internet access) from nine manufacturers. As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models (e.g., various Android, Apple, Windows and other smartphones) or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first nine months of 2012, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid subscriber base, 63.8% (or 44.5 million subscribers) use smartphones, up from 52.6% (or 36.1 million subscribers) a year earlier. As is common in the industry, most of our subscribers’ phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets (based on historical industry practice), and we believe our service plan offerings will help to retain our subscribers by providing incentives not to migrate to a different carrier. We do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 89% of our postpaid smartphone subscribers are on FamilyTalk® Plans (family plans), Mobile Share plans or business discount plans (discount plans), which provide for service on multiple devices at discounted rates, and such subscribers tend to have higher retention and lower churn rates. During the first quarter of 2011, we introduced our Mobile to Any Mobile feature, which enables our new and existing subscribers with qualifying messaging plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (usage-based data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 10.8% year over year. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with 63.9% (or 28.5 million subscribers) on these plans as of September 30, 2012, up from 49.8% (or 18.0 million subscribers) as of September 30, 2011. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. In late August 2012, we launched new Mobile Share data plans (which allow postpaid subscribers to share data at discounted prices among devices covered by their plan), and early sales results have been positive.

As of September 30, 2012, more than 40% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or Long Term Evolution (LTE) network). Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Also as part of our efforts to improve our network performance and help address the need for additional spectrum capacity, we intend to redeploy spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We will manage this process consistent with previous network upgrades and will transition customers on a market-by-market basis from our Global System for Mobile Communications (GSM) and Enhanced Data rates for GSM Evolution (EDGE) networks (referred to as 2G networks) to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. As of September 30, 2012, about 10% of AT&T’s postpaid subscribers were using 2G-capable handsets. We do not expect this transition to have a material impact on our operating results, but will continue to evaluate the financial impact of transitioning customers from 2G devices to 3G or 4G devices.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless Metrics
Subscriber Additions As of September 30, 2012, we served 105.9 million wireless subscribers, an increase of 5.1%. We continue to see a declining rate of growth in the industry’s subscriber base compared to prior years, as reflected in a 17.4% decrease in gross subscriber additions (gross additions) in the third quarter and an 11.6% decrease for the first nine months of 2012. Lower net subscriber additions (net additions) in the third quarter and in the first nine months were primarily attributable to lower connected device and reseller additions when compared to the prior year, which reflected higher churn rates for customers not using such devices (zero-revenue customers). Lower net prepaid additions in the third quarter reflected a decrease in net prepaid tablet additions, as the introduction of our Mobile Share plans has accelerated a shift from prepaid to postpaid tablet subscribers. Postpaid subscriber additions in the third quarter of 2012 reflected, in part, inventory shortages of the latest iPhone model following its September launch.

Average service revenue per user (ARPU) – Postpaid increased 2.4% in the third quarter and 1.9% for the first nine months of 2012, driven by an increase in data services ARPU of 14.6% in the third quarter and for the first nine months, reflecting greater use of smartphones and data-centric devices. The growth in data services ARPU was partially offset by a 5.6% decrease in voice and other service ARPU in the third quarter and a 6.0% decrease for the first nine months. Voice and other service ARPU declined due to lower access and airtime charges, triggered in part by continued growth in our discount plans, which generates lower ARPU compared to our traditional postpaid subscribers, and lower roaming revenues.

ARPU – Total declined 1.3% in the third quarter and 2.1% for the first nine months, reflecting growth in connected device, tablet and reseller subscribers. Connected devices and other data-centric devices, such as tablets, have lower-priced data-only plans compared with our postpaid smartphone plans, which have voice and data features. Accordingly, ARPU for these subscribers is typically lower compared to that generated from our smartphone subscribers on postpaid and other plans. Data services ARPU increased 11.7% in the third quarter and 11.6% for the first nine months, reflecting greater smartphone and data-centric device use. We expect continued revenue growth from data services as more subscribers use smartphones and data-centric devices, and as we continue to expand our network. Voice and other service ARPU declined 9.7% in the third quarter and 10.5% for the first nine months due to voice access and usage trends and a shift toward a greater percentage of data-centric devices. We expect continued pressure on voice and other service ARPU.

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn rates were lower in the third quarter and for the first nine months, reflecting popularity of our discount plans, and last year’s postpaid churn rates reflected integration efforts connected to a prior merger. The total churn rate was also lower for the first nine months due to these integration efforts. The total churn rate was higher in the third quarter of 2012 due primarily to connected devices and a higher number of zero-revenue customers.

Operating Results
Our Wireless segment operating income decreased $257, or 5.6%, in the third quarter and increased $937, or 7.3%, for the first nine months of 2012. Segment operating income margin in the third quarter decreased from 29.5% in 2011 to 26.2% in 2012 and for the first nine months increased from 27.4% in 2011 to 27.9% in 2012. The third-quarter margin decrease reflected higher smartphone upgrades and total device sales, partially offset by higher data revenues generated by our postpaid subscribers. The year-to-date margin increase reflected higher data revenues generated by our postpaid subscribers, fewer smartphone upgrades and total device sales, and operating efficiencies.

Service revenues are comprised of local voice and data services, roaming, long-distance and other revenue. Service revenues increased $645, or 4.5%, in the third quarter and $1,858, or 4.4%, for the first nine months of 2012. The increases consisted of the following:
•
Data service revenues increased $1,028, or 18.3%, in the third quarter and $3,060, or 19.0%, for the first nine months. The increases were primarily due to the increased number of subscribers and increased Internet usage by subscribers using smartphones and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for 43.4% of our wireless service revenues for the first nine months, compared to 38.0% last year.

•
Voice and other service revenues decreased $383, or 4.4%, in the third quarter and $1,202, or 4.6%, for the first nine months. While we had a 5.1% year-over-year increase in the number of wireless subscribers, ARPU continues to decline for voice and other non-data wireless services due to voice access and usage trends.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Equipment revenues increased $381, or 28.3%, in the third quarter and $744, or 18.0%, for the first nine months of 2012 due to a year-over-year increase in smartphone sales as a percentage of total device sales to postpaid subscribers. During the first quarter of 2012, we introduced an increase in the handset upgrade fee, which also contributed to the year-over-year increases in equipment revenues this year.

Operations and support expenses increased $1,173, or 12.5%, in the third quarter and $1,314, or 4.5%, for the first nine months of 2012. The third-quarter increase was primarily due to the following:
•
Equipment costs increased $496 reflecting the overall increase in handset upgrade activity and total device sales, as well as the sales of the more expensive smartphones, including the September launch of the latest iPhone model.

•
Selling expenses (other than commissions) and administrative expenses increased $326 due primarily to a $73 increase in information technology costs in conjunction with ongoing support systems development, $99 increase in professional fees and taxes, $87 increase in advertising costs, and $46 increase in payroll and benefit costs.

•
Commission expenses increased $293 due primarily to the overall increase in handset upgrade activity and total device sales and a year-over-year increase in smartphone sales as a percentage of total device sales.

•	USF and reseller fees increased $54 primarily due to federal USF rate increases and higher handset insurance costs. A majority of USF fees are recovered and reported as revenues.

The increase for the first nine months of 2012 was primarily due to the following:
•
Commission expenses increased $467 due to a year-over-year increase in smartphone sales as a percentage of total device sales, partially offset by the overall decline in handset upgrade activity and total device sales.

•
Selling expenses (other than commissions) and administrative expenses increased $446 due primarily to a $149 increase in information technology costs in conjunction with ongoing support systems development, $117 increase in professional fees and taxes, $96 increase in payroll and benefit costs, and $93 increase in bad debt expense due to higher write-offs, and, partially offset by a $73 decline in advertising costs.

•
Network system, interconnect, and long-distance costs increased $214 due to higher network traffic, personnel-related network support costs in conjunction with our network enhancement efforts, and higher leasing costs.

•	USF and reseller fees increased $212 primarily due to federal USF rate increases and higher handset insurance costs. A majority of USF fees are recovered and reported as revenues.
•	Equipment costs increased $73 reflecting sales of the more expensive smartphones, partially offset by the overall decline in upgrade activity and total device sales.

Partially offsetting these increases, incollect roaming fees decreased $101 for the first nine months due to rate declines and lower roaming use associated with the integration of previously acquired subscribers into our network.

Depreciation and amortization expenses increased $110, or 6.8%, in the third quarter and $351, or 7.4%, for the first nine months of 2012. Depreciation expense increased $184, or 12.9%, in the third quarter and $582, or 14.1%, for the first nine months primarily due to ongoing capital spending for network upgrades and expansion and the reclassification of shared information technology costs partially offset by certain network assets becoming fully depreciated. We expect substantially all of our GSM and EDGE network assets to be fully depreciated by end-of-year 2016.

Amortization expense decreased $74, or 39.2%, in the third quarter and $231, or 36.8%, for the first nine months primarily due to an accelerated method of amortization for customer lists related to acquisitions.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter			Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change

Segment operating revenues
Data	$7,977	$7,459	6.9%	$23,695	$21,979	7.8%
Voice	5,565	6,242	(10.8)	17,155	19,132	(10.3)
Other	1,271	1,354	(6.1)	3,795	4,025	(5.7)
Total Segment Operating Revenues	14,813	15,055	(1.6)	44,645	45,136	(1.1)
Segment operating expenses
Operations and support	10,134	10,295	(1.6)	30,516	30,752	(0.8)
Depreciation and amortization	2,774	2,892	(4.1)	8,348	8,726	(4.3)
Total Segment Operating Expenses	12,908	13,187	(2.1)	38,864	39,478	(1.6)
Segment Operating Income	1,905	1,868	2.0	5,781	5,658	2.2
Equity in Net Income (Loss) of Affiliates	-	-	-	(1)	-	-
Segment Income	$1,905	$1,868	2.0%	$5,780	$5,658	2.2%

Operating Income and Margin Trends
Our Wireline segment operating income increased $37, or 2.0%, in the third quarter and $123, or 2.2%, for the first nine months of 2012. Segment operating income margin in the third quarter increased from 12.4% in 2011 to 12.9% in 2012, and for the first nine months increased from 12.5% in 2011 to 12.9% in 2012. Our increased operating margins reflect increased data revenue growth and lower operating expenses which include depreciation and amortization. Our operating income and margins continued to be pressured as our consumer and business customers either reduced usage or disconnected traditional landlines and switched to alternative technologies, such as wireless and VoIP. Our strategy is to offset these line losses by increasing non-access-line-related revenues from customer connections for data, video, and U-verse voice. Additionally, we have the opportunity to increase Wireless segment revenues if customers choose AT&T Mobility as an alternative provider.

Operating Results
Data revenues increased $518, or 6.9%, in the third quarter and $1,716, or 7.8%, for the first nine months of 2012. Data revenues accounted for approximately 53% of wireline operating revenues for the first nine months of 2012 and 49% for the first nine months of 2011. Data revenues include transport, IP and packet-switched data services.
•
Strategic business services, which include Ethernet, Virtual Private Networks (VPN), Hosting, IP Conferencing and application services, increased $164, or 11.5%, in the third quarter and $598, or 14.5%, for the first nine months of 2012. These increases were driven by increased VPN revenues, which contributed additional revenues of $85 and $351 and Ethernet revenues, which increased by $75 and $216 in the third quarter and for the first nine months.

•
IP data revenues (excluding strategic services) increased $512, or 14.9%, in the third quarter and $1,502, or 15.1%, for the first nine months of 2012 primarily driven by higher U-verse penetration. In the third quarter and for the first nine months U-verse video revenues increased $263 and $794, broadband high-speed Internet access revenue increased $161 and $433 and U-verse voice revenue increased $63 and $182, respectively. The increase in IP data revenues reflects continued growth in the customer base and migration from other traditional circuit-based services. New and existing U-verse customers are shifting from traditional landlines to our U-verse Voice and from DSL to our premium High Speed Internet access offerings.

•
Traditional data revenues, which include transport (excluding Ethernet) and packet-switched data services, decreased $158, or 6.1%, in the third quarter and $384, or 4.9%, for the first nine months of 2012. This decrease was primarily due to lower demand as customers continue to shift to IP-based technology such as VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Voice revenues decreased $677, or 10.8%, in the third quarter and $1,977, or 10.3%, for the first nine months of 2012 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $388, or 10.2%, in the third quarter and $1,183, or 10.1%, for the first nine months of 2012. The decrease was driven primarily by a 12.8% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by increased competition from alternative technologies and the disconnection of additional lines.

•
Long-distance revenues decreased $285, or 13.2%, in the third quarter and $779, or 11.9%, for the first nine months of 2012. Lower demand for long-distance service from global businesses and consumer customers decreased revenues $242 in the third quarter and $650 for the first nine months of 2012. Additionally, continuing declines in the number of our national mass-market customers decreased revenues $43 in the third quarter and $129 for the first nine months of 2012.

Other operating revenues decreased $83, or 6.1%, in the third quarter and $230, or 5.7%, for the first nine months of 2012. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for both periods.

Operations and support expenses decreased $161, or 1.6%, in the third quarter and $236, or 0.8%, for the first nine months of 2012. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The decrease in the third quarter and for the first nine months of 2012 was primarily due to lower nonemployee related expenses of $36 and $270, employee related expenses of $128 and $236, reflecting ongoing workforce reduction initiatives, traffic compensation expenses of $121 and $229, and contract services of $27 and $100, respectively. These decreases were partially offset by increased cost of sales of $127 and $389, primarily related to U-verse related expenses, and USF fees of $39 and $237, respectively.

Depreciation and amortization expenses decreased $118, or 4.1%, in the third quarter and $378, or 4.3%, for the first nine months of 2012. The decrease was primarily related to lower amortization of intangibles for the customer lists associated with acquisitions and lower depreciation as assets become fully depreciated.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Telephone, Wireline Broadband and Video Connections Summary
Our switched access lines and other services provided by our local exchange telephone subsidiaries at September 30, 2012 and 2011 are shown below.

	September 30,	September 30,	Percent
(in 000s)	2012	2011	Change
Switched Access Lines
Retail Consumer	16,489	19,799	(16.7)%
Retail Business1	14,619	15,989	(8.6)
Retail Subtotal1	31,108	35,788	(13.1)

Wholesale Subtotal1	1,930	2,118	(8.9)

Total Switched Access Lines2	33,088	37,956	(12.8)%

Total Retail Consumer Voice Connections3	19,222	21,941	(12.4)%

Total Wireline Broadband Connections4,5	16,392	16,476	(0.5)%

Satellite service6	1,633	1,809	(9.7)%
U-verse video	4,344	3,583	21.2
Video Connections	5,977	5,392	10.8%
1	Prior-period amounts restated to conform to current-period reporting methodology.
2	Total switched access lines includes payphone access lines of 50 at September 30, 2012 and 50 at September 30, 2011.
3	Includes consumer U-verse VoIP connections of 2,733 at September 30, 2012 and 2,142 at September 30, 2011.
4	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
5	Includes U-verse High Speed Internet connections of 7,107 at September 30, 2012 and 4,636 at September 30, 2011.
6	Satellite service includes connections under our agency and resale agreements.

Advertising Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Total Segment Operating Revenues	$-	$803	-	$1,049	$2,512	(58.2)%
Segment operating expenses
Operations and support	-	554	-	773	1,707	(54.7)
Depreciation and amortization	-	94	-	106	301	(64.8)
Total Segment Operating Expenses	-	648	-	879	2,008	(56.2)
Segment Income	$-	$155	-	$170	$504	(66.3)%

Operating Results
On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. Following the sale, we are no longer recording operating results for this segment. Our Advertising Solutions segment operating income margin for the first nine months decreased from 20.1% in 2011 to 16.2% in 2012. Operating revenues decreased $1,463, or 58.2%, and operating expenses decreased $1,129, or 56.2%, for the first nine months of 2012.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	Third Quarter				Nine-Month Period
	2012	2011	Percent Change	2012	2011	Percent Change
Total Segment Operating Revenues	$14	$14	-%	$41	$53	(22.6)%
Total Segment Operating Expenses	235	412	(43.0)	729	762	(4.3)
Segment Operating Loss	(221)	(398)	44.5	(688)	(709)	3.0
Equity in Net Income of Affiliates	199	201	(1.0)	583	668	(12.7)
Segment Income (Loss)	$(22)	$(197)	88.8%	$(105)	$(41)	-

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings, and all corporate and other operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including the interest cost and expected return on pension and postretirement benefit plan assets.

Segment operating revenues were flat in the third quarter, and decreased $12, or 22.6%, for the first nine months of 2012 primarily due to reduced revenues from leased equipment programs.

Segment operating expenses decreased $177, or 43.0%, in the third quarter and $33, or 4.3%, for the first nine months of 2012. The decrease was primarily due to T-Mobile related expenses in 2011, which were partially offset by higher employee related charges.

Our Other segment also includes our equity investments in América Móvil and YP Holdings, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates decreased $2, or 1.0%, in the third quarter and $85, or 12.7%, for the first nine months of 2012. Decreased equity in net income of affiliates for the first nine months was primarily due to decreased earnings by América Móvil during 2012, resulting from foreign exchange losses and increased taxes. Decreases were partially offset by earnings from YP Holdings.

Our equity in net income of affiliates by major investment is listed below:

	Third Quarter		Nine-Month Period
	2012	2011	2012	2011
América Móvil	$126	$176	$490	$594
YP Holdings	75	-	94	-
Telmex1	-	26	-	75
Other	(2)	(1)	(1)	(1)
Other Segment Equity in Net Income of Affiliates	$199	$201	$583	$668
1	Acquired by América Móvil in late 2011.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  We had approximately 4.3 million U-verse TV subscribers as of September 30, 2012. U-verse penetration of eligible living units at the end of the third quarter of 2012 was approximately 18.0%.

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

Retiree Phone Concession Litigation  In May 2005, we were served with a purported class action in U.S. District Court, Western District of Texas (Stoffels v. SBC Communications Inc.), in which the plaintiffs, who are retirees of Pacific Bell Telephone Company, Southwestern Bell and Ameritech, contend that the cash reimbursement formerly paid to retirees living outside their company’s local service area, for telephone service they purchased from another provider, is a “defined benefit plan” within the meaning of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In January 2011, the trial court entered a final judgment in our favor. Plaintiffs appealed the judgment to the Fifth Circuit Court of Appeals and in April 2012, the Fifth Circuit affirmed the lower court’s judgment in our favor dismissing the case. In July 2012, Plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court, which was denied on October 1, 2012, thereby ending the litigation.

NSA Litigation  Twenty-four lawsuits were filed alleging that we and other telecommunications carriers unlawfully provided assistance to the National Security Agency in connection with intelligence activities that were initiated following the events of September 11, 2001. In the first filed case, Hepting et al v. AT&T Corp., AT&T Inc. and Does 1-20, a purported class action filed in U.S. District Court in the Northern District of California, plaintiffs alleged that the defendants disclosed and are currently disclosing to the U.S. Government content and call records concerning communications to which Plaintiffs were a party. Plaintiffs sought damages, a declaratory judgment and injunctive relief for violations of the First and Fourth Amendments to the U.S. Constitution, the Foreign Intelligence Surveillance Act (FISA), the Electronic Communications Privacy Act and other federal and California statutes. We filed a motion to dismiss the complaint. The United States asserted the “state secrets privilege” and related statutory privileges and also filed a motion asking the court to dismiss the complaint. The court denied the motions, and we and the United States appealed. In August 2008, the U.S. Court of Appeals for the Ninth Circuit remanded the case to the district court without deciding the issue in light of the passage of the FISA Amendments Act, a provision of which addresses the allegations in these pending lawsuits (immunity provision). The immunity provision requires the pending lawsuits to be dismissed if the Attorney General certifies to the court either that the alleged assistance was undertaken by court order, certification, directive or written request or that the telecom entity did not provide the alleged assistance. In September 2008, the Attorney General filed his certification and asked the district court to dismiss all of the lawsuits pending against the AT&T Inc. telecommunications companies. The court granted the Government's motion to dismiss and entered final judgments in July 2009. In addition, a lawsuit seeking to enjoin the immunity provision’s application on grounds that it is unconstitutional was filed. In March 2009, we and the Government filed motions to dismiss this lawsuit. The court granted the motion to dismiss and entered final judgment in July 2009. All cases brought against the AT&T entities have been dismissed. In August 2009, plaintiffs in all cases filed an appeal with the Ninth Circuit Court of Appeals. In December 2011, the Ninth Circuit Court of Appeals affirmed the dismissals in all cases. In March 2012, the Plaintiffs in all but three cases filed a petition for writ of certiorari with the United States Supreme Court. The plaintiffs in two of the three cases filed petitions for rehearing with the Ninth Circuit Court of Appeals, both of which have been denied. The plaintiffs in the third case did not file a petition in either court. On October 9, 2012, the U.S. Supreme Court denied the remaining plaintiffs’ petition, thereby ending the litigation.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Universal Service Fees Litigation  In October 2010, our wireless subsidiary was served with a purported class action in Circuit Court, Cole County, Missouri (MBA Surety Agency, Inc. v. AT&T Mobility, LLC), in which the plaintiffs contend that we violated the FCC’s rules by collecting Universal Service Fees on certain services not subject to such fees, including Internet access service provided over wireless handsets commonly called “smartphones” and wireless data cards, as well as collecting certain other state and local fees. Plaintiffs define the class as all persons who from April 1, 2003, until the present had a contractual relationship with us for Internet access through a smartphone or a wireless data card. Plaintiffs seek an unspecified amount of damages as well as injunctive relief. On October 25, 2012, the Circuit Court in St. Louis, Missouri, to which the case had been transferred, granted preliminary approval to a settlement in which we receive a complete release of claims from members of the settlement class. Under the settlement, our liability to the class and its counsel is capped at approximately $150, the amount that was collected from customers but not owed or remitted to the government. The Court has scheduled a final fairness hearing in February 2013, at which time the Court will consider, among other things, whether the settlement should be finally approved as fair, reasonable and adequate.

Wage and Hour Litigation  Two wage and hour cases were filed in federal court in December 2009 each asserting claims under the Fair Labor Standards Act (Luque et al. v. AT&T Corp. et al., U.S. District Court in the Northern District of California) (Lawson et al. v. BellSouth Telecommunications, Inc., U.S. District Court in the Northern District of Georgia). Luque also alleges violations of a California wage and hour law, which varies from the federal law. In each case, plaintiffs allege that certain groups of wireline supervisory managers were entitled to paid overtime and seek class action status as well as damages, attorneys’ fees and/or penalties. Plaintiffs have been granted conditional collective action status for their federal claims and also are expected to seek class action status for their state law claims. We have contested the collective and class action treatment of the claims, the merits of the claims and the method of calculating damages for the claims. A jury verdict was entered in favor of the Company in October 2011 in the U.S. District Court in Connecticut on similar FLSA claims. In April 2012, we settled these cases, subject to court approval, on terms that will not have a material effect on the Company’s financial statements. On October 12, 2012, the court granted preliminary approval of the settlement in Luque.

Advertising Solutions and Interactive Business Sale  In May 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. We received approximately $740 in cash after closing price adjustments, a $200 note and a 47% equity interest in the new entity YP Holdings. This transaction did not have a material effect on our financial statements.

NextWave Acquisition  On August 2, 2012, we announced an agreement to acquire NextWave Wireless Inc. (NextWave), which holds wireless licenses in the Wireless Communication Services (WCS) and Advanced Wireless Service (AWS) bands. We will acquire all the equity and purchase a portion of the debt of NextWave for $600. In addition certain of NextWave's assets will be paid to its holders of debt in redemption of the remainder of its debt. NextWave's shareholders voted to approve the merger on October 2, 2012, and the holders of NextWave’s debt have agreed to support our acquisition. This acquisition is subject to regulatory approval and other customary closing conditions. We anticipate closing this transaction by the end of 2012.

WCS Spectrum  WCS spectrum has not been suitable for mobile Internet usage due to technical rules designed to avoid possible interference to satellite radio users in adjacent spectrum bands. In June 2012, AT&T and Sirius XM filed a joint proposal with the FCC that would protect the adjacent satellite radio spectrum from interference and enable WCS spectrum to be used for mobile Internet service. On October 17, 2012, the FCC approved our joint proposal thereby allowing us to add needed spectrum for mobile broadband service. We expect to begin to deploy this spectrum within approximately three years of approval by the FCC for WCS spectrum currently held by the Company and within a similar period of closing for pending WCS spectrum acquisitions.

Labor Contracts  Contracts covering approximately 40,000 collectively-bargained wireline employees expired in early April 2012 (covering AT&T’s Midwest, West and East regions as well as AT&T Corp.). An additional contract covering approximately 22,000 wireline employees in the AT&T Southeast region expired on August 4, 2012. The Company and the employees’ union continue to negotiate new contracts in the Southeast, West and East regions and have reached certain agreements, as updated below. In the absence of an effective contract, the union is entitled to call a work stoppage.

In August 2012, members of the Communications Workers of America (CWA) ratified three-year agreements covering approximately 13,000 and 5,700 wireline employees in the AT&T Midwest region and AT&T Corp., respectively, which expired in April. Additionally, we have extended a contract with the International Brotherhood of Electrical Workers covering nearly 7,000 employees in primarily the Midwest region by one year until June 2013, bringing the total employees under new contracts to approximately 25,000. In addition, in early October a new four-year national agreement covering healthcare benefits for more than 40,000 Mobility employees represented by the CWA was ratified. The agreement provides modest increases to employee costs over the four-year term.

AT&T INC.
SEPTEMBER 30, 2012

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. We are pursuing legislative and regulatory measures to reduce these and other regulatory burdens that are no longer appropriate in today’s competitive telecommunications marketplace and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers. At the same time, we also seek to ensure that such legacy regulations are not extended to broadband or wireless services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

We provide wireless services in robustly competitive markets, but those services are subject to substantial and increasing governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the Government to make more spectrum available. In February 2012, Congress authorized the FCC to conduct an “incentive auction,” to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees. The FCC has initiated a proceeding to establish rules that would govern this process. It also initiated a separate proceeding to review its policies governing mobile spectrum holdings and consider whether there should be limits on the amount of spectrum a wireless service provider may possess. We seek to ensure that we have the opportunity, through the incentive auction and otherwise, to obtain the spectrum we need to provide our customers with high-quality service. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, states sometimes continue to attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

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
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $2,217 in cash and cash equivalents available at September 30, 2012. Cash and cash equivalents included cash of $374 and money market funds and other cash equivalents of $1,843. In the first nine months of 2012, cash outflows were primarily used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures and repayment of debt. In addition, we returned value to stockholders through dividends and by repurchasing shares of common stock. These outflows were partially offset by cash received from operations and the issuance of long-term debt. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2012, cash provided by operating activities was $28,944, compared to $27,150 for the first nine months of 2011.

Cash Used in or Provided by Investing Activities
For the first nine months of 2012, cash used in investing activities totaled $13,251, which consisted primarily of $13,619 for capital expenditures (excluding interest during construction), and acquisitions of $551, which included wireless spectrum of $465. These expenditures were partially offset by cash of approximately $740 received from the sale of our Advertising Solutions segment.

Virtually all of our capital expenditures are spent on our wireless and wireline subsidiaries’ networks, our U-verse services, and support systems for our communications services. Capital spending in our Wireless segment of $7,240, excluding capitalized interest during construction, represented 53% of our total spending and increased 6% in the first nine months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our HSPA+ network and the deployment of LTE (4G) equipment for our commercial launch. The Wireline segment, which includes U-verse services, represented 47% of total capital expenditures, excluding interest during construction, and decreased 18% in the first nine months.

We expect that our capital expenditures during 2012 to come in at the low-end of the $19,000 to $20,000 range while still meeting network build targets, assuming that the regulatory environment remains favorable for investment. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
For the first nine months of 2012, our financing activities included proceeds of $6,935 from the following debt issuances:
•	$1,000 of 0.875% global notes due 2015, $1,000 of 1.6% global notes due 2017, and $1,000 of 3% global notes due 2022 issued in February 2012.
•	£1,250 of 4.875% global notes due 2044 issued in May 2012 (equivalent to $1,979 when issued).
•	$1,150 of 1.7% global notes due 2017 and $850 of 3% global notes due 2022 issued in June 2012.

During the first nine months of 2012, debt redemptions totaled $8,021 with a weighted average interest rate of 5.58% and consisted of the following:
•	$1,200 of 6.375% senior notes due 2056 redeemed in February 2012.
•	$1,000 of 5.875% notes due August 2012 redeemed in March 2012.
•	$800 of 4.75% notes due November 2012, $2,500 of 4.95% notes due January 2013, and $1,500 of 6.7% notes due November 2013 redeemed in June 2012.
•	$1,000 of 4.85% notes due February 2014 redeemed in September 2012.

In December 2010, our Board of Directors authorized the repurchase of up to 300 million shares of AT&T common stock. We began buying back stock under this program in the first quarter of 2012. In July 2012, the Board of Directors authorized the repurchase of an additional 300 million shares. As of September 30, 2012, we have repurchased 244.5 million shares totaling $8,374. We intend to continue repurchasing shares.

AT&T INC.
SEPTEMBER 30, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We paid dividends of $7,738 during the first nine months of 2012, compared with $7,627 for the first nine months of 2011, primarily reflecting an increase in the quarterly dividend approved by our Board of Directors in December 2011 and partially offset by the decline in shares outstanding due to our repurchases during the year. Dividends declared by our Board of Directors totaled $0.44 per share in the third quarter of 2012 and $1.32 per share for the first nine months of 2012 and $0.43 per share in the third quarter and $1.29 per share for the first nine months of 2011. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2012, we had $3,433 of debt maturing within one year, all of which were long-term debt maturities. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth Corporation (BellSouth) that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2015 and a $3,000 agreement expiring in December 2012. Advances under either agreement may be used for general corporate purposes, which could include repayment of maturing commercial paper. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under the multi-year agreement, we must maintain a debt-to-EBITDA ratio, including modifications described in the agreement, of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At September 30, 2012, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil or YP Holdings. At September 30, 2012, our debt ratio was 38.6%, compared to 38.5% at September 30, 2011, and 38.0% at December 31, 2011. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

In October 2012, we filed an application with the U.S. Department of Labor (DOL) for approval to contribute a preferred equity interest in our Mobility business to the trust used to pay pension benefits under plans sponsored by AT&T. The preferred interest does not have any voting rights, has a liquidation value of $8,000 and is entitled to receive cumulative cash distributions of $560 per annum. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares.

At December 31, 2011, the present value of AT&T’s pension liabilities exceeded the fair value of trust assets by approximately $10,200. The preferred equity interest is estimated to be valued at $9,500 upon contribution and will significantly improve the funded status of the plans, enhancing the strength of the trust for AT&T’s employees and retirees. Prior to the contribution of the preferred interest, the estimated required contribution for 2013 is approximately $300. We will work with the DOL to obtain approval before the end of 2013.

AT&T INC.
SEPTEMBER 30, 2012

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2012, we had interest rate swaps with a notional value of $3,000 and a fair value of $306.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $9,481 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(319) at September 30, 2012. We have foreign exchange contracts with a notional value of $122 and a net fair value of $(1) at September 30, 2012.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2012.

AT&T INC.
SEPTEMBER 30, 2012

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

•
The uncertainty surrounding the January 2013 implementation of the Budget Control Act of 2011, and associated spending reductions; the expiration of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010; and the uncertainty as to whether  the United States will reach the debt ceiling prior to year-end may result in a significant reduction in government spending and reluctance of businesses and consumers to spend in general and on our products and services specifically, due to this fiscal uncertainty.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
SEPTEMBER 30, 2012

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The Risk Factor below has been updated since our Form 10-K was filed.

Equipment failures, natural disasters, computer hacking and terrorist attacks may materially adversely affect our operations.

Major equipment failures or natural disasters, including severe weather, computer hacking, terrorist acts or other breaches of network or IT security that affect our wireline and wireless networks, including telephone switching offices, microwave links, third-party owned local and long-distance networks on which we rely, our cell sites or other equipment, or our customer account support and information systems, could have a material adverse effect on our operations. While we have been subject to security breaches or cyber attacks, these did not result in a material adverse effect on our operations. Our inability to operate our wireline, wireless or customer-related support systems as a result of such events, even for a limited time period, could result in significant expenses, potential legal liability, a loss of customers or impair our ability to attract new customers, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2012 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs2

July 1, 2012 - July 31, 2012	37,206,416	$36.81	37,206,416	419,327,635
August 1, 2012 - August 31, 2012	22,242,480	37.00	22,242,480	397,085,155
September 1, 2012 - September 30, 2012	41,601,200	37.45	41,601,200	355,483,955
Total	101,050,096	$37.12	101,050,096
1  In December 2010, we announced our stock repurchase plan, under which our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. The plan has no expiration date.

2 In July 2012, the Board authorized the repurchase of an additional 300 million shares. The plan has no expiration date.

AT&T INC.
SEPTEMBER 30, 2012

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

                                                            AT&T Inc.

November 2, 2012                                                                                                                                             /s/ John J. Stephens
                                                            John J. Stephens
                                                            Senior Executive Vice President
                                                                 and Chief Financial Officer