Form 10-K
period 2012-12-31
AT&T INC.
filed 2013-02-22
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒                                                                                                                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [   ]   No [X]

Based on the closing price of $35.66 per share on June 29, 2012, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $207 billion.

At February 20, 2013, common shares outstanding were 5,491,609,489.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2012 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2013 Annual Meeting and Proxy Statement dated on or about March 11, 2013 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

7.00% AT&T Inc.	New York Stock Exchange
Global Notes due April 30, 2040
4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

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

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly-traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.” In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. Our services and products are marketed under the AT&T brand name.

Scope
We are a leading provider of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: wireless communications, local exchange services, long-distance services, data/broadband and Internet services, video services, telecommunications equipment, managed networking, and wholesale services. We group our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:
•	wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through roaming agreements, in a substantial number of foreign countries.
•
wireline subsidiaries provide primarily landline voice and data communication services, AT&T U-verse® high-speed broadband, video, and voice services (U-verse) and managed networking to business customers.

•
other subsidiaries include results from corporate and other operations, our portion of  results from our equity investments and impacts from corporate-wide decisions for which the individual operating segments are not being evaluated.

On May 8, 2012, we sold our Advertising Solutions segment. Subsidiaries in this segment published Yellow and White Pages directories and sold directory advertising and Internet-based advertising and local search. As part of the sale, we received a 47 percent equity interest in the new entity YP Holdings LLC (YP Holdings).

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

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, our services offerings now combine our traditional wireline and wireless services. We make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2013, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary. As of December 31, 2012, we served 107 million subscribers.

We cover most major metropolitan areas of the United States with our Universal Mobile Telecommunications System/High-Speed Downlink Packet Access (HSPA) and HSPA+ network technology, with HSPA+ providing 4G speeds when combined with our upgraded backhaul. At the end of 2012, over 90 percent of our data traffic was carried over this enhanced backhaul. Our network provides superior mobile broadband speeds for data and video services, as well as operating efficiencies using the same spectrum and infrastructure for voice and data on an IP-based platform. Our wireless network also relies on digital transmission technologies known as GSM, General Packet Radio Services and Enhanced Data rates for GSM Evolution (EDGE) for data communications. We have also begun transitioning our network to next generation LTE technology and expect this network to cover approximately 300 million people in the United States and to be largely complete by the end of 2014. We continue to expand the number of locations, including airports and cafés, where customers can access broadband Internet connections using wireless fidelity (local radio frequency commonly referred to as Wi-Fi) technology.

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative data services and a wireless network that has sufficient spectrum and capacity to support these innovations and make them available to more subscribers. We are facing significant spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis. To that end, we signed nearly 50 deals to acquire spectrum during 2012 (some pending regulatory review). Much of the recently acquired spectrum came from an innovative solution in which we obtained FCC approval to use WCS spectrum for mobile broadband for the first time.

Also as part of our efforts to improve our network performance and help address the need for additional spectrum capacity, we intend to redeploy spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We will manage this process consistent with previous network upgrades and will transition customers on a market-by-market basis from our Global System for Mobile Communications (GSM) and EDGE networks (referred to as 2G networks) to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. As of December 31, 2012, about 8 percent of AT&T’s postpaid subscribers used 2G-capable handsets. We do not expect this transition to have a material impact on our operating results.

Business Customers
We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both wireless and wireline, to large businesses, governmental and wholesale customers worldwide. We expect to offer similar services to small- and medium-businesses and to increase the attractiveness of our services to governmental customers. We also expect to extend our wholesale business offerings to other service products and systems integration services.

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

AT&T Inc.

U-verse Services  During 2012, we continued to expand our offerings of U-verse High Speed Internet and TV services. As of December 31, 2012, we are marketing U-verse services to approximately 24.5 million customer locations (locations eligible to receive U-verse service). As of December 31, 2012, we had 8.0 million total U-verse subscribers (high-speed Internet and video), including 7.7 million Internet and 4.5 million video subscribers (subscribers to both services are only counted once in the total). As part of Project Velocity IP (VIP), we plan to expand our U-verse services to an additional approximately 8.5 million customer locations.

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

Project VIP  In November 2012, we announced plans to significantly expand and enhance our wireless and wireline broadband networks to support future IP data growth and new services. As part of Project VIP, we plan to expand our deployment of LTE wireless technology and deploy additional technology to further improve wireless spectrum efficiencies. To that end, we expect to cover at least 250 million people in the United States by year-end 2013 and approximately 300 million people in the United States by the end of 2014. In addition, we plan to expand our wireline IP broadband network to additional residential and small-business customer locations to cover approximately 75 percent of all such customer locations in our 22-state wireline service area by year-end 2015. This project is intended to support new revenue opportunities in four key areas: wireless, strategic network services, network managed (“cloud”) services and security as well as continued growth in existing wireless, U-verse and IP-related business services. We expect capital expenditures in the $21 billion range for 2013, and 2014 and 2015 to each be approximately $22 billion, and then decrease to pre-Project VIP levels.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocations decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postemployment benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s reportable results. The customers and long lived assets of our reportable segments are predominantly in the United States. Each segment’s percentage of total segment operating revenue and income calculations is derived from our segment results, and income percentage may total more than 100 percent due to losses in one or more segments. At December 31, 2012, we had three reportable segments: (1) Wireless, (2) Wireline, and (3) Other. Our Operating results prior to May 9, 2012, also included Advertising Solutions, which was a reportable segment. On May 8, 2012, we completed the sale of our Advertising Solutions segment and received a 47 percent equity interest in the new entity YP Holdings.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 33 through 40 and in Note 3 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer subscribers. Our Wireless segment provided approximately 52% of 2012 total segment operating revenues and 70% of our 2012 total segment income. At December 31, 2012, we served 107 million wireless subscribers. We classify our subscribers as either postpaid, prepaid, connected device or reseller.

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

Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices. We are also seeing rapid growth in demand for new data-centric devices such as notebooks, tablets, eReaders, direction and navigation aids and monitoring devices. In late August 2012, we launched new Mobile Share data plans (which allow postpaid subscribers to share data at discounted prices among devices covered by their plan), and sales results have been strong, with approximately 25% of Mobile Share subscribers choosing plans of 10 gigabytes or higher. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Customers in our “connected device” category (e.g., users of eReaders and navigation aids) purchase those devices from third-party suppliers that buy data access supported by our network. Other data-centric device users are classified as either postpaid customers (primarily tablet, netbook and notebook users) or prepaid customers since they purchase service directly from us. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (i.e., notebooks and tablets) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and third-party distributors for resale. Like other wireless service providers, we often provide postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service.

Equity in net income (loss) of affiliates for the Wireless segment includes expenses from our mobile payment joint venture with Verizon and T-Mobile, marketed as the Isis Mobile WalletTM (ISIS).

Additional information on our Wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 47% of 2012 segment operating revenues and 30% of our 2012 total segment income. We divide our wireline services into three product-based categories: data, voice and other. Revenues from our traditional voice services have been declining as customers have been switching to wireless, cable and other Internet-based providers. In addition, the continuing economic climate has caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have closed or reduced operations. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2013.

AT&T Inc.

Services and Products
Data – We provide data services that rely on IP-based technology and data services that rely on older, circuit-based technology. We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include Internet access and network integration, dedicated Internet and enterprise networking services, U-verse services and related data equipment sales.

Our circuit-based, traditional data products include switched and dedicated transport services that allow business customers to transmit data at high speeds, as well as DSL and dial-up Internet access. Our private line offering uses high-capacity digital circuits to transmit from point-to-point in multiple configurations and allows customers to create internal data networks and to access external data networks. Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks. DSL allows customers to simultaneously make a phone call and access information via the Internet or local area network (LAN). Digital Services use dedicated digital circuits to transmit digital data at various high rates of speed.

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses including basic dial-up access service, dedicated access, web hosting, managed services, e-mail and high-speed access services. Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications. These services are evolving to a cloud delivery model, providing customers with on demand data storage and computing capabilities from a centrally-managed network (referred to as the cloud) accessible from a variety of different devices and locations.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based, and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for LAN interconnection, remote site, point of sale and branch office communications. High-speed packet services are used extensively by enterprise (large business) customers.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including LANs, wide area networks, and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications. We also offer Wi-Fi service.

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

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2012, our wireline subsidiaries served approximately 16 million retail consumer access lines, 14 million retail business access lines and 2 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in data revenues. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

AT&T Inc.

Voice also includes calling features, fees to maintain wire located inside customer premises and other miscellaneous voice products. Calling features are enhanced telephone services available to retail customers such as Caller ID, Call Waiting and voice mail. These calling features services are generally more profitable than basic local phone service.

Other – Other includes application management, security service, integration services, customer premises equipment, outsourcing, government-related services, customer information services and satellite video services. Security services include business continuity and disaster recovery services as well as premise and network based security products.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated digital Private Branch Exchange (PBX) systems. PBX is a private telephone switching system, typically used by businesses and usually located on a customer’s premises, which provides intra-premise telephone services as well as access to our network.

OTHER
Our Other segment includes corporate and other operations and impacts from corporate-wide decisions for which the individual operating segments are not being evaluated. The Other segment provided less than 1% of total segment operating revenues in 2012. In 2012, segment operating expenses exceeded revenues. We also include in this segment the equity income (loss) from our international investments in América Móvil, S.A. de C.V., and our 47 percent equity interest in YP Holdings.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total
	Consolidated Operating Revenues
	2012	2011	2010
Wireless Segment
Wireless service	46%	45%	43%
Equipment1	6%	5%	4%
Wireline Segment
Data	25%	23%	22%
Voice	18%	20%	23%
Other2	4%	4%	5%
1 Equipment is reported as “Other” revenue on our consolidated statements of income.
2 Includes integration services and customer premises equipment, governmental-related services and outsourcing.

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and various states are considering new regulations and legislation relating to various aspects of wireless services.

Our wireline subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

AT&T Inc.

Our subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided. Regulation is generally limited to operational licensing authority for the provision of enterprise services.

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (ITRA) added new section 13(r) to the Securities Exchange Act of 1934, requiring a public reporting issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specific activities or transactions relating to Iran during the period covered by the report, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with local law.

AT&T had no activities in 2012 that required reporting under ITRA. AT&T holds a 9.55% interest in América Móvil, which is more fully described on page 71 of the 2012 Annual Report to Stockholders. América Móvil has reported to AT&T that it and certain of its subsidiaries have entered into roaming interconnection agreements with MTN Irancell. To date, América Móvil and its subsidiaries have no revenues under the agreement. We understand that América Móvil intends to continue this relationship.

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings “Operating Environment Overview” beginning on page 41 and “Regulatory Developments” beginning on page 42 and are incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 41 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2012, 2011 or 2010.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 43, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP networking; advanced network design and architecture; network and cyber security, network operations support systems; data mining techniques and advanced speech technologies. The majority of the development activities are performed by AT&T Services, Inc. The developers within AT&T Services, Inc. work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. We have recently initiated a technology outreach effort aimed at venture capital funded startups with the objective of rapidly introducing new solutions, products and applications developed by third parties. We also have a research agreement with Ericsson. Research and development expenses were $1,278 million in 2012, $1,307 million in 2011, and $1,280 million in 2010.

EMPLOYEES

As of January 31, 2013, we employed approximately 242,000 persons. Approximately 55 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers or other unions. Contracts covering approximately 77,000 (as of December 31, 2012) employees expired during 2012 and we have reached new contracts covering approximately 57,000 of those employees. Contracts covering wireline employees in California, Connecticut and Nevada expired in April 2012. On February 20, 2013, we announced a tentative three-year agreement with the CWA covering the approximately 17,000 wireline employees in California and Nevada; this agreement is subject to ratification by these employees. The contract covering Connecticut employees remains subject to negotiation. In addition, during 2012, we entered into a new national four-year contract covering only benefits with the approximately 40,000 employees in our mobility business; contracts covering wages and other non-benefit working terms for these mobility employees are structured on a regional basis and one regional contract for 20,000 employees expired during February 2013. Contracts covering approximately 30,000 non-mobility employees will expire during 2013, including approximately 20,000 wireline employees in our five-state Southwest region. On February 6, 2013, we announced a tentative agreement with the CWA covering the wireline employees in our Southwest region; this agreement is subject to ratification by these employees. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

At December 31, 2012, we had approximately 331,741 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 54 through 57 which is incorporated herein by reference pursuant to General Instruction G(2).

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates and adverse medical cost trends and unfavorable healthcare legislation, regulations or related court decisions.

•
The final outcome of FCC and other federal agency proceedings and reopenings of such proceedings and judicial reviews, if any, of such proceedings, including issues relating to access charges, intercarrier compensation, interconnection obligations, transitioning from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition, net neutrality, unbundled loop and transport elements, availability of new spectrum from the FCC on fair and balanced terms, wireless license awards and renewals and wireless services, including data roaming agreements and spectrum allocation, and the sunset of the traditional copper-based network services and regulatory obligations.

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

•
The uncertainty surrounding further congressional action to address spending reductions and negotiations over the debt ceiling, which may result in a significant reduction in government spending and reluctance of businesses and consumers to spend in general and on our products and services specifically, due to this fiscal uncertainty.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2012, approximately 79.5% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 20.5% was owned by our wireless subsidiaries. Central office equipment represented 31.8%; Outside Plant (including cable, wiring and other non-central office network equipment) represented approximately 29.7%; other equipment, comprised principally of furniture and office equipment and vehicles and other work equipment, represented 22.6%; land, building and wireless communications towers represented 11.3%; and other miscellaneous property represented 4.6%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, and telephone centers and retail stores are in leased quarters. Property, on which communication towers are located, may be either owned or leased.

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

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We are required to discuss three of these proceedings in our Forms 10-Q and 10-K,  because each could result in monetary sanctions (exclusive of interest and costs) of one hundred thousand dollars or more. However, we do not believe that any of them currently pending will have a material adverse effect on our results of operations.

(a)
AT&T Mobility has entered into an administrative settlement with the U.S. Environmental Protection Agency (EPA) regarding alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. The EPA’s allegations included noncompliance with requirements to obtain air emission permits for generators and to prepare spill prevention plans for fuel storage tanks. The settlement requires us pay an initial civil penalty of 750 thousand dollars and to spend 625 thousand dollars on certain environmental projects. The settlement also requires us to audit our compliance at over 1,300 facilities and to pay stipulated penalties for any violations discovered by those audits.

(b)
On March 29, 2012, attorneys in an investigation led by the California Attorney General’s Office informed us of claimed violations of California state hazardous waste statutes arising from the disposal of batteries, aerosol cans, and electronic waste at various California facilities. We are analyzing the claims while cooperating with investigators and implementing remedial measures where appropriate. At this time, it is possible that we could face civil penalties in excess of one hundred thousand dollars, but we do not anticipate such fines would be in an amount that would be material.

(c)
In December 2011, Harris County, Texas brought suit on behalf of itself and the Texas Commission on Environmental Quality (TCEQ) alleging AT&T to be liable for statutory civil penalties for past leakage at eleven petroleum storage tank locations. All eleven sites have been remediated (with de minimis actual impact) in accordance with state programs and the TCEQ has issued No Further Action (NFA) letters closing the sites. Notwithstanding these facts, Harris County declined at mediation in June 2012 to dismiss its claims. While it is possible that Harris County may recover civil penalties exceeding one hundred thousand dollars, we do not expect the amount, if any, to be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2013)

Name	Age	Position	Held Since

Randall L. Stephenson	52	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	57	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	60	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	55	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	61	President and Chief Executive Officer, AT&T Mobility	10/2008
John M. Donovan	52	Senior Executive Vice President – AT&T Technology and Network Operations	1/2012
Andrew M. Geisse	56	Chief Executive Officer – AT&T Business Solutions	8/2012
Lori M. Lee	47	Executive Vice President-Home Solutions	1/2013
John T. Stankey	50	Group President and Chief Strategy Officer	2/2012
John J. Stephens	53	Senior Executive Vice President and Chief Financial Officer	6/2011
Wayne Watts	59	Senior Executive Vice President and General Counsel	6/2007

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

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2012 and 2011 was 1,224,601 and 1,301,479. The number of stockholders of record as of February 20, 2013, was 1,217,463. We declared dividends, on a quarterly basis, totaling $1.77 per share in 2012 and $1.73 per share in 2011.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 91, “Selected Financial and Operating Data” on page 30, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) On December 17, 2010, our Board of Directors authorized a share repurchase plan of 300 million shares of common stock, with no expiration date. During 2010 and 2011, we did not repurchase any shares under this plan. During the first quarter of 2012, we started to repurchase a portion of the shares pursuant to plans that comply with the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. In November 2012, we completed the purchase of the authorized shares. In July 2012, the Board authorized the repurchase of up to an additional 300 million shares of common stock, with no expiration date. For the year ended December 31, 2012, we repurchased 371 million shares of common stock under both plans. We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of our repurchases of common stock during the fourth quarter of 2012 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1,2	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs1,2

October 1, 2012 - October 31, 2012	26,946,700	$37.12	26,946,700	328,537,255
November 1, 2012 - November 30, 2012	44,536,9003	33.76	44,460,000	284,077,255
December 1, 2012 - December 31, 2012	55,195,000	34.01	55,195,000	228,882,255
Total	126,678,600	$34.58	126,601,700
1 In December 2010, we announced our stock repurchase plan, under which our Board of Directors authorized the repurchase of up to 300 million shares of our common stock, which we completed in November 2012.
2  In July 2012, the Board authorized the repurchase of an additional 300 million shares. The plan has no expiration date.
3  Of the shares purchased, 76,900 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of the exercise price of options.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2012.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, AT&T management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 but was not reported.

AT&T Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2013 (Proxy Statement) under the heading “Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Kelly, Madonna, McCallister, Pardo, and Ms. Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

(a) Documents filed as a part of the report:

                                               Page
(1) Report of Independent Registered Public Accounting Firm                                                                                                                  *
      Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income                                                                                                                                                    *
Consolidated Statements of Comprehensive Income                                                                                                                       *
Consolidated Balance Sheets                                                                                                                                                               *
Consolidated Statements of Cash Flows                                                                                                                                            *
Consolidated Statements of Changes in Stockholders’ Equity                                                                                                       *
Notes to Consolidated Financial Statements                                                                                                                                     *

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2012. (See Part II.)

                                               Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts                                                                                                                                             21

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

4-c	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for 2011.)

4-d
Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., and Wisconsin Bell, Inc.  (Exhibit 4-d  to Form 10-K for 2011.)

4-e	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

AT&T Inc.

4-f	Guarantee of certain obligations of BellSouth. (Exhibit 4-f to Form 10-K for 2011.)

4-g	Cingular Third Supplemental Indenture. (Exhibit 4-g to Form 10-K for 2011.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2008.)

4-i	Registration Rights Agreement dated December 17, 2012 (Exhibit 4.4 to Form 8-K dated December 17, 2012.)

10-a	Short Term Incentive Plan, dated November 18, 2005. (Exhibit 10-a to Form 10-K for 2008.)

10-b	2001 Incentive Plan, dated November 18, 2005. (Exhibit 10-t to Form 10-K for 2008.)

10-c	2006 Incentive Plan, amended and restated effective through January 28, 2010. (Exhibit 10-c to Form 10-Q filed for June 30, 2010.)

10-d	2011 Incentive Plan. (Exhibit 10.4 to Form 10-Q filed for March 31, 2011.)

10-e	1995 Management Stock Option Plan, dated November 16, 2001. (Exhibit 10-w to Form 10-K for 2008.)

10-f	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-g	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-c to Form 10-K for 2008.)

10-h	2005 Supplemental Employee Retirement Plan, amended and restated May 1, 2012. (Exhibit 10-a to Form 10-Q filed for June 30, 2012.)

10-i	Senior Management Deferred Compensation Plan (effective for Units of Participation Having a Unit Start Date Prior to January 1, 1988). (Exhibit 10-d to Form 10-K for 2008.)

10-j	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later). (Exhibit 10-e to Form 10-K for 2008.)

10-k	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-l	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-m	Stock Purchase and Deferral Plan, amended and restated January 31, 2013.

10-n	Cash Deferral Plan, amended and restated January 31, 2013.

10-o
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-p	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-q	AT&T Inc. Health Plan, amended and restated June 28, 2012. (Exhibit 10-b to Form 10-Q filed for June 30, 2012.)

AT&T Inc.

10-r	AT&T Management Relocation Plan. (Exhibit 10-r to Form 10-K for 2011.)

10-r(i)	Amendment to AT&T Management Relocation Plan, dated November 20, 2008. (Exhibit 10-ww to Form 10-Q filed for March 31, 2009.)

10-s	Pension Benefit Makeup Plan No.1, amended and restated December 31, 2010. (Exhibit 10-jj to Form 10-K for 2010.)

10-t	AT&T Inc. Change in Control Severance Plan, amended and restated effective February 1, 2013.

10-u	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-v	Form of Non-Disclosure and Non-Solicitation Agreement. (Exhibit 10-jjj to Form 10-K for 2009.)

10-w	Administrative Plan, amended and restated effective January 1, 2013.

10-x	Retirement Plan for Non-Employee Directors. (Exhibit 10-x to Form 10-K for 2011.)

10-y	Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-f to Form 10-Q filed for June 30, 2008.)

10-z	Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-e to Form 10-Q filed for June 30, 2008.)

10-aa	Communications Concession Program for Directors, amended and restated February 1, 2013.

10-bb	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-cc	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-dd	Transition Agreement. (Exhibit 10-dd to Form 10-K for 2011.)

10-ee	Transition Agreement. (Exhibit 10-ee to Form 10-K for 2011.)

10-ff	Agreement and Release and Waiver of Claims between Richard G. Lindner and AT&T Inc. (Exhibit 10.1 to Form 8-K/A dated March 4, 2011.)

10-gg	Pacific Telesis Group Supplemental Cash Balance Plan, amended as of July 1, 1996. (Exhibit 10-gg to Form 10-K for 2011.)

10-hh	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10-hh to Form 10-K for 2011.)

10-hh(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-hh(i) to Form 10-K for 2011.)

10-ii	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10-ii to Form 10-K for 2011.)

10-jj	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10-jj to Form 10-K for 2011.)

10-jj(i)	Resolutions amending the Plan, effective November 21, 1997. (Contained in and filed as Exhibit 10-hh(i)).

10-kk	Pacific Telesis Group 1996 Executive Deferred Compensation Plan, amended November 20, 2008. (Exhibit 10-u to Form 10-K for 2008.)

AT&T Inc.

10-ll	Pacific Telesis Group Executive Deferral Plan, amended November 20, 2008. (Exhibit 10-z to Form 10-K for 2008.)

10-mm
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-hh to Form 10-K for 2008.)

10-nn	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

10-nn(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-oo	AT&T Corp. Senior Management Long Term Disability and Survivor Protection Plan, amended December 31, 2008. (Exhibit 10-xx to Form 10-K for 2008.)

10-pp	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-ggg to Form 10-K for 2008.)

10-qq	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-hhh to Form 10-K for 2008.)

10-rr	AT&T Corp. 1997 Long Term Incentive Program, dated March 14, 2000. (Exhibit 10-rr to Form 10-K for 2011.)

10-ss	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

10-tt	BellSouth Officer Compensation Deferral Plan, amended January 1, 2005. (Exhibit 10-mm to Form 10-K for 2009.)

10-uu	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-uu to Form 10-K for 2011.)

10-vv	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-vv to Form 10-K for 2011.)

10-ww	BellSouth Corporation Stock Plan, dated April 24, 1995. (Exhibit 10-ww to Form 10-K for 2011.)

10-xx	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

10-xx(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

10-xx(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-qq(ii) to Form 10-K for 2008.)

10-yy	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated as of May 1, 2012. (Exhibit10-c to Form 10-Q filed for June 30, 2012.)

10-zz
BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-tt to Form 10-K for 2009.)

10-aaa	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-aaa to Form 10-K for 2011.)

AT&T Inc.

10-bbb	BellSouth Non-Employee Directors Charitable Contribution Program, effective February 29, 1992. (Exhibit 10-bbb to Form 10-K for 2011.)

10-bbb(i)	First Amendment to the Non-Employee Directors Charitable Contribution Program, effective January 27, 1997. (Exhibit 10-bbb(i) to Form 10-K for 2011.)

10-bbb(ii)	Second Amendment to the Non-Employee Directors Charitable Contribution Program, effective February 25, 2002. (Exhibit 10-bbb(ii) to Form 10-K for 2011.)

10-ccc	BellSouth Split-Dollar Life Insurance Plan, as amended December 31, 2008, and restated effective January 1, 2005. (Exhibit 10-iii to Form 10-K for 2008.)

10-ddd	BellSouth Supplemental Life Insurance Plan, amended and restated November 1, 2009. (Exhibit 10-aaa to Form 10-K for 2009.)

10-eee	BellSouth Compensation Deferral Plan, as amended and restated effective January 1, 2005. (Exhibit 10-eee to Form 10-K for 2011.)

10-fff	BellSouth Nonqualified Deferred Income Plan, as amended and restated May 1, 2012.

10-ggg	BellSouth Corporation Executive Incentive Award Deferral Plan, as amended and restated effective January 1, 2008. (Exhibit 10-ggg to Form 10-K for 2011.)

10-hhh	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

10-iii	Cingular Wireless Long Term Compensation Plan, amended and restated effective November 1, 2007. (Exhibit 10-iii to Form 10-K for 2011.)

10-jjj	Cingular Wireless BLS Executive Transition Benefit Plan. (Exhibit 10-jjj to Form 10-K for 2011.)

10-kkk	Cingular Wireless SBC Executive Transition Benefit Plan. (Exhibit 10-kkk to Form 10-K for 2011.)

10-lll	AT&T Mobility 2005 Cash Deferral Plan. (Exhibit 10-lll to Form 10-K for 2011.)

10-mmm	Five Year Credit Agreement dated December 11, 2012. (Exhibit 10.b to Form 8-K dated December 11, 2012.)

10-nnn	Amended and Restated Four Year Credit Agreement dated December 11, 2012. (Exhibit 10-nnn to Form 8-K dated December 11, 2012.)

10-ooo	Stockholder’s Agreement by and between Deutsche Telekom AG and AT&T Inc. dated March 20, 2011 (Exhibit 10.1 to Form 8-K dated March 20, 2011.)

10-ppp	Letter Agreement to Deutsche Telekom AG (exhibit 10 to Form 8-K dated December 19, 2011.)

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2011. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

AT&T Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer

32	Section 1350 Certification

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2012	$878	1,117	48	-	1,496	$547
Year 2011	$957	1,136	38	-	1,253	$878
Year 2010	$1,202	1,334	(28)	-	1,551	$957

(a)	Excludes direct charges and credits to expense on the consolidated statements of income and reinvested earnings related to interexchange carrier receivables.
(b)	Includes amounts previously written off which were credited directly to this account when recovered and amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible, or related to divested entities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2013.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

                       February 22, 2013

Directors:
Randall L. Stephenson*	Jon C. Madonna*
Gilbert F. Amelio*	Michael B. McCallister*
Reuben V. Anderson*	John B. McCoy*
James H. Blanchard*	Joyce M. Roché*
Jaime Chico Pardo*	Matthew K. Rose*
Scott T. Ford*	Laura D’Andrea Tyson*
James P. Kelly*
* by power of attorney