Form 10-Q
period 2013-03-31
AT&T INC.
filed 2013-05-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes [   ]   No [X]

At April 30, 2013 there were 5,380 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2013	2012
Operating Revenues	$31,356	$31,822

Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	12,554	12,817
Selling, general and administrative	8,333	8,344
Depreciation and amortization	4,529	4,560
Total operating expenses	25,416	25,721
Operating Income	5,940	6,101
Other Income (Expense)
Interest expense	(827)	(859)
Equity in net income of affiliates	185	223
Other income (expense) – net	32	52
Total other income (expense)	(610)	(584)
Income Before Income Taxes	5,330	5,517
Income tax expense	1,557	1,865
Net Income	3,773	3,652
Less: Net Income Attributable to Noncontrolling Interest	(73)	(68)
Net Income Attributable to AT&T	$3,700	$3,584
Basic Earnings Per Share Attributable to AT&T	$0.67	$0.60
Diluted Earnings Per Share Attributable to AT&T	$0.67	$0.60
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,513	5,918
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,530	5,940
Dividends Declared Per Common Share	$0.45	$0.44
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2013	2012
Net income	$3,773	$3,652
Other comprehensive income, net of tax:
Foreign currency translation adjustments (includes $0 and $1 attributable to noncontrolling interest), net of taxes of $62 and $131	121	243
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $40 and $54	75	101
Reclassification adjustment included in net income, net of taxes of $(4) and $(3)	(7)	(6)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $49 and $0	90	-
Reclassification adjustment included in net income, net of taxes of $4 and $3	7	6
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(109) and $(84)	(178)	(137)
Other comprehensive income	108	207
Total comprehensive income	3,881	3,859
Less: Total comprehensive income attributable to noncontrolling interest	(73)	(69)
Total Comprehensive Income Attributable to AT&T	$3,808	$3,790
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,875	$4,868
Accounts receivable - net of allowances for doubtful accounts of $547 and $547	12,100	12,657
Prepaid expenses	1,021	1,035
Deferred income taxes	980	1,036
Other current assets	2,396	3,110
Total current assets	20,372	22,706
Property, plant and equipment	274,035	270,907
Less: accumulated depreciation and amortization	(164,333)	(161,140)
Property, Plant and Equipment – Net	109,702	109,767
Goodwill	69,772	69,773
Licenses	53,507	52,352
Customer Lists and Relationships – Net	1,190	1,391
Other Intangible Assets – Net	5,022	5,032
Investments in and Advances to Equity Affiliates	4,998	4,581
Other Assets	6,431	6,713
Total Assets	$270,994	$272,315

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,446	$3,486
Accounts payable and accrued liabilities	17,523	20,494
Advanced billing and customer deposits	4,167	4,225
Accrued taxes	2,210	1,026
Dividends payable	2,440	2,556
Total current liabilities	29,786	31,787
Long-Term Debt	70,686	66,358
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	28,918	28,491
Postemployment benefit obligation	41,663	41,392
Other noncurrent liabilities	11,603	11,592
Total deferred credits and other noncurrent liabilities	82,184	81,475

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2013 and
December 31, 2012: issued 6,495,231,088 at March 31, 2013 and December 31, 2012)	6,495	6,495
Additional paid-in capital	90,940	91,038
Retained earnings	23,787	22,481
Treasury stock (1,072,424,764 at March 31, 2013 and 913,836,325
at December 31, 2012, at cost)	(38,568)	(32,888)
Accumulated other comprehensive income	5,344	5,236
Noncontrolling interest	340	333
Total stockholders’ equity	88,338	92,695
Total Liabilities and Stockholders’ Equity	$270,994	$272,315
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2013	2012
Operating Activities
Net income	$3,773	$3,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,529	4,560
Undistributed earnings from investments in equity affiliates	(185)	(223)
Provision for uncollectible accounts	262	328
Deferred income tax expense and noncurrent unrecognized tax benefits	509	337
Net (gain) loss from sale of investments, net of impairments	(11)	(9)
Changes in operating assets and liabilities:
Accounts receivable	295	73
Other current assets	864	1,120
Accounts payable and accrued liabilities	(1,675)	(1,655)
Other - net	(162)	(338)
Total adjustments	4,426	4,193
Net Cash Provided by Operating Activities	8,199	7,845

Investing Activities
Construction and capital expenditures:
Capital expenditures	(4,252)	(4,261)
Interest during construction	(66)	(65)
Acquisitions, net of cash acquired	(1,045)	(433)
Dispositions	5	16
Sales (purchases) of securities, net	-	5
Other	1	1
Net Cash Used in Investing Activities	(5,357)	(4,737)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	274	-
Issuance of other short-term borrowings	1,474	-
Issuance of long-term debt	4,875	2,986
Repayment of long-term debt	(1,791)	(2,204)
Purchase of treasury stock	(5,911)	(2,066)
Issuance of treasury stock	56	218
Dividends paid	(2,502)	(2,606)
Other	(310)	(130)
Net Cash Used in Financing Activities	(3,835)	(3,802)
Net decrease in cash and cash equivalents	(993)	(694)
Cash and cash equivalents beginning of year	4,868	3,045
Cash and Cash Equivalents End of Period	$3,875	$2,351

Cash paid during the three months ended March 31 for:
Interest	$1,081	$1,224
Income taxes, net of refunds	$(1,114)	$(712)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2013
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,038
Issuance of treasury stock		(10)
Share-based payments		(88)
Balance at end of period		$90,940

Retained Earnings
Balance at beginning of year		$22,481
Net income attributable to AT&T ($0.67 per diluted share)		3,700
Dividends to stockholders ($0.45 per share)		(2,440)
Other		46
Balance at end of period		$23,787

Treasury Stock
Balance at beginning of year	(914)	$(32,888)
Repurchase of common stock	(168)	(5,911)
Issuance of treasury stock	10	231
Balance at end of period	(1,072)	$(38,568)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax:
Balance at beginning of year		$5,236
Other comprehensive income attributable to AT&T		108
Balance at end of period		$5,344

Noncontrolling Interest:
Balance at beginning of year		$333
Net income attributable to noncontrolling interest		73
Distributions		(66)
Balance at end of period		$340

Total Stockholders’ Equity at beginning of year		$92,695
Total Stockholders’ Equity at end of period		$88,338
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” We believe that these consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally, providing wireless communications services, traditional voice services, data/broadband and internet services, video services, telecommunications equipment, managed networking and wholesale services.

All significant intercompany transactions are eliminated in the consolidation process. Investments in partnerships and less than majority-owned subsidiaries where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items, including actuarial gains and losses on pension and other postretirement benefit obligations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been reclassified to conform to the current period’s presentation.

Stock Repurchase Program  During the first quarter of 2013, we repurchased 168 million shares for $5,911 under a repurchase authorization that was approved by our Board of Directors in July 2012. At March 31, 2013, we had 61 million shares remaining under that authorization. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The plan has no expiration date.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three months ended March 31, 2013 and 2012, is shown in the table below:

	Three months ended
	March 31,
	2013	2012
Numerators
Numerator for basic earnings per share:
Net income	$3,773	$3,652
Net income attributable to noncontrolling interest	(73)	(68)
Net income attributable to AT&T	3,700	3,584
Dilutive potential common shares:
Other share-based payment	4	3
Numerator for diluted earnings per share	$3,704	$3,587
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,513	5,918
Dilutive potential common shares:
Share-based payment	17	22
Denominator for diluted earnings per share	5,530	5,940
Basic earnings per share attributable to AT&T	$0.67	$0.60
Diluted earnings per share attributable to AT&T	$0.67	$0.60

At March 31, 2013 and 2012, we had issued and outstanding options to purchase approximately 15 million and 28 million shares of AT&T common stock. For the quarter ended March 31, 2013 and 2012, the exercise prices of 4 million and 5 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At March 31, 2013 and 2012, the exercise prices of 11 million and 22 million vested stock options were below market price.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component of other comprehensive income (OCI) included in accumulated OCI for the three months ended March 31, 2013, are presented below. All amounts are net of tax and exclude noncontrolling interest.

At March 31, 2013 and for the period ended:
	Foreign Currency Translation Adjustment	Net Unrealized Gain (Loss) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$(284)	$272		$(110)		$5,358		$5,236
Other comprehensive income before reclassifications	121	75		90		-		286
Amounts reclassified from accumulated OCI	-	(7)	1	7	2	(178)	3	(178)
Net other comprehensive income (loss)	121	68		97		(178)		108
Balance as of March 31, 2013	$(163)	$340		$(13)		$5,180		$5,344
1	Pre-tax gains of $11 are included in Other income (expense) - net in the consolidated income statement.
2	(Gains) losses are included in interest expense on the consolidated income statement. See Note 6 for additional information.
3
Prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative on the consolidated income statement. See Note 5 for additional information.

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our various operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment’s reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have three reportable segments: (1) Wireless, (2) Wireline and (3) Other. Our operating results prior to May 9, 2012, also included our Advertising Solutions segment, which was subsequently sold.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture marketed as the Isis Mobile WalletTM (ISIS), which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high-speed broadband, video and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings LLC (YP Holdings), and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended March 31, 2013:
	Wireless	Wireline	Advertising Solutions	Other	Consolidations	Consolidated Results
Data	$5,125	$8,162	$-	$-	$-	$13,287
Voice, text and other	9,937	5,306	-	-	-	15,243
Equipment and other	1,629	1,187	-	10	-	2,826
Total segment operating revenues	16,691	14,655	-	10	-	31,356
Operations and support expenses	10,180	10,335	-	372	-	20,887
Depreciation and amortization expenses	1,835	2,688	-	6	-	4,529
Total segment operating expenses	12,015	13,023	-	378	-	25,416
Segment operating income (loss)	4,676	1,632	-	(368)	-	5,940
Interest expense	-	-	-	-	827	827
Equity in net income (loss) of affiliates	(18)	1	-	202	-	185
Other income (expense) – net	-	-	-	-	32	32
Segment income (loss) before income taxes	$4,658	$1,633	$-	$(166)	$(795)	$5,330

For the three months ended March 31, 2012:						Consolidated Results
	Wireless	Wireline	Advertising Solutions	Other	Consolidations
Data	$4,235	$7,800	$-	$-	$-	$12,035
Voice, text and other	10,331	5,892	-	-	-	16,223
Equipment and other	1,570	1,237	744	13	-	3,564
Total segment operating revenues	16,136	14,929	744	13	-	31,822
Operations and support expenses	9,978	10,402	547	234	-	21,161
Depreciation and amortization expenses	1,666	2,808	77	9	-	4,560
Total segment operating expenses	11,644	13,210	624	243	-	25,721
Segment operating income (loss)	4,492	1,719	120	(230)	-	6,101
Interest expense	-	-	-	-	859	859
Equity in net income of affiliates	(13)	-	-	236	-	223
Other income (expense) – net	-	-	-	-	52	52
Segment income (loss) before income taxes	$4,479	$1,719	$120	$6	$(807)	$5,517

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance, and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans’ obligations to provide benefits to employees upon their retirement. During 2013, we have a required contribution to our pension plans of approximately $175.

In October 2012, we filed an application with the U.S. Department of Labor for approval to make a voluntary contribution of a preferred equity interest in our Mobility business to the trust used to pay qualified pension benefits under plans sponsored by AT&T. At the time we filed the application, the interest had a fair market value of $9,500. We anticipate approval in 2013, and expect to make the contribution at that time. As currently proposed, the preferred equity interest will constitute a qualified plan asset for ERISA funding purposes, but will not be included in plan assets in our consolidated financial statements upon contribution. Final determination of whether it will qualify as a plan asset for financial reporting purposes is subject to the final terms of the preferred equity interest.

AT&T INC.
MARCH 31, 2013

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

In the following table, expense credits are denoted with parentheses. A portion of these expenses is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended
	March 31,
	2013	2012
Pension cost:
Service cost – benefits earned during the period	$330	$310
Interest cost on projected benefit obligation	607	700
Expected return on assets	(828)	(880)
Amortization of prior service (credit)	(23)	(4)
Net pension cost	$86	$126

Postretirement cost:
Service cost – benefits earned during the period	$95	$84
Interest cost on accumulated postretirement benefit obligation	390	447
Expected return on assets	(178)	(200)
Amortization of prior service (credit)	(263)	(217)
Net postretirement cost	$44	$114

Combined net pension and postretirement cost	$130	$240

Our combined net pension and postretirement cost decreased $110 in the first quarter of 2013. The decrease reflects the prior year’s declining bond rates, which contribute to lower interest costs, and reflects higher amortization of prior service credits due to plan changes, including changes to retiree costs for continued healthcare coverage. This decrease is partially offset by lower expected long-term return on plan assets reflecting the continued uncertainty in the securities markets, the U.S. economy and plan’s asset mix.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $27 in the first quarter of 2013, of which $25 was interest cost, and $31 for the first quarter of 2012, of which $29 was interest cost.

AT&T INC.
MARCH 31, 2013

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

The fair value measurements level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used should maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2012.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$72,120	$81,691	$69,578	$81,310
Commercial paper	1,748	1,748	-	-
Bank borrowings	1	1	1	1
Investment securities	2,359	2,359	2,218	2,218

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $91 have maturities of less than one year, $294 within one to three years, $200 within three to five years, and $258 for five or more years, which approximate fair value.

Our short-term investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$977	$-	$-	$977
International equities	493	-	-	493
Fixed income bonds	-	843	-	843
Asset Derivatives1
Interest rate swaps	-	262	-	262
Cross-currency swaps	-	457	-	457
Liability Derivatives1
Cross-currency swaps	-	(783)	-	(783)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$873	$-	$-	$873
International equities	469	-	-	469
Fixed income bonds	-	837	-	837
Asset Derivatives1
Interest rate swaps	-	287	-	287
Cross-currency swaps	-	752	-	752
Foreign exchange contracts	-	1	-	1
Liability Derivatives1
Cross-currency swaps	-	(672)	-	(672)
1	Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

AT&T INC.
MARCH 31, 2013

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2013 and March 31, 2012, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2013 and March 31, 2012, no ineffectiveness was measured.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $45 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. In the three months ended March 31, 2013 and March 31, 2012, no ineffectiveness was measured.

AT&T INC.
MARCH 31, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2013, we had posted collateral of $139 (a deposit asset) and held collateral of $410 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Standards & Poor’s and two rating levels by Fitch, Inc., before the final collateral exchange in March, we would have been required to post additional collateral of $149. At December 31, 2012, we had posted collateral of $22 (a deposit asset) and held collateral of $543 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2013	2012
Interest rate swaps	$3,000	$3,000
Cross-currency swaps	12,576	12,071
Foreign exchange contracts	4	51
Total	$15,580	$15,122

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,	March 31,
Fair Value Hedging Relationships	2013	2012
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(24)	$(61)
Gain (Loss) on long-term debt	24	61

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,	March 31,
Cash Flow Hedging Relationships	2013	2012
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$141	$(5)

Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(11)	(9)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(2)	5

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2013 and 2012 are summarized as follows:

	First Quarter
	2013	2012	Percent Change

Operating Revenues	$31,356	$31,822	(1.5)%
Operating expenses
Cost of services and sales	12,554	12,817	(2.1)
Selling, general and administrative	8,333	8,344	(0.1)
Depreciation and amortization	4,529	4,560	(0.7)
Total Operating Expenses	25,416	25,721	(1.2)
Operating Income	5,940	6,101	(2.6)
Income Before Income Taxes	5,330	5,517	(3.4)
Net Income	3,773	3,652	3.3
Net Income Attributable to AT&T	$3,700	$3,584	3.2%

Overview
Operating income decreased $161, or 2.6%, in the first quarter of 2013 and our operating income margin decreased from 19.2% in 2012 to 18.9% in 2013. Both operating revenues and expenses in 2012 include results for our sold Advertising Solutions segment, which has a negative impact on the 2013 operating income. Operating income in the first quarter also reflects continued growth in wireless data and equipment revenues and wireline data revenues. Growth in wireless and wireline data revenues were offset by voice revenue declines and higher expenses primarily related to growth in U-verse subscribers and wireless handset costs.

Operating revenues decreased $466, or 1.5%, in the first quarter of 2013. The sale of our Advertising Solutions segment reduced revenues $744. Also contributing to the decrease were the continued declines in wireline voice and wireless voice and text revenues. These decreases were offset by continued growth in wireless data and equipment revenues driven by growth in the subscriber base and the increasing percentage of smartphone customers, which contribute to higher wireless data revenues. The revenue decrease was also offset by higher wireline data revenues from U-verse services from consumer customers and strategic business services.

As the telecommunications industry continues to evolve from voice-oriented services into an industry driven by data-based services, technology, and efficiencies, our products, services and plans have also changed as we pursue the transition of traditional voice and basic data services to sophisticated, high-speed, IP-based alternatives. This transition of our offerings will result in continued growth in our wireless and wireline IP-based data revenues as we bundle and price plans with greater focus on the data services that our customers desire, provide new products and services, and transition customers from their current traditional services. We expect continued declines in voice revenues and our basic wireline data services as customers choose these next-generation services.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses decreased $263, or 2.1%, in the first quarter of 2013. The sale of our Advertising Solutions segment reduced expenses $314 in the first quarter. The first-quarter decrease was also due to lower interconnect and Universal Service Fund (USF) fees, which are offset by lower revenue. These decreases were partially offset by increased wireline costs attributable to U-verse subscriber growth, higher wireless equipment costs related to upgrades and wireless network costs.

Selling, general and administrative expenses decreased $11, or 0.1%, in the first quarter of 2013. The sale of our Advertising Solutions segment reduced expenses $233 in the first quarter. The first-quarter decrease was also due to lower wireless commissions and lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses), which were offset by increased wireless administrative costs and advertising expenses.

Depreciation and amortization expense decreased $31, or 0.7%, in the first quarter of 2013. The sale of our Advertising Solutions segment reduced depreciation and amortization expense $77 in the first quarter. Expenses also decreased due to lower amortization of intangibles for customer lists related to acquisitions offset by increased depreciation associated with ongoing capital spending for network upgrades and expansion.

Interest expense decreased $32, or 3.7%, in the first quarter of 2013. The decrease in interest expense was primarily due to lower average interest rates, partially offset by higher average debt balances.

Equity in net income of affiliates decreased $38, or 17.0%, in the first quarter of 2013 primarily due to lower equity income from América Móvil, S.A. de C.V. (América Móvil) resulting from foreign exchange impacts, and increased expenses in our mobile payment joint venture, marketed as the Isis Mobile WalletTM (ISIS). These decreases were partially offset by earnings from YP Holdings LLC (YP Holdings).

Other income (expense) – net We had other income of $32 in the first quarter of 2013, compared to other income of $52 in the first quarter of 2012. Results for first quarter 2013 included a $11 gain on the sale of investments, $5 of leveraged lease income and $17 of interest and dividend income. Results for first quarter 2012 included a $10 gain on the sale of investments, $33 of leveraged lease income and $15 of interest and dividend income.

Income taxes decreased $308, or 16.5%, in the first quarter of 2013. Our effective tax rate was 29.2% for the first quarter 2013, compared to 33.8% for first quarter 2012. The decrease in effective tax rate for the first quarter was primarily due to recognition of benefits related to tax audit settlements.

Selected Financial and Operating Data
		March 31,
		2013	2012
Wireless customers (000)		107,251	103,940
Network access lines in service (000)1		28,043	32,764
Total wireline broadband connections (000)		16,514	16,530
Debt ratio2		45.6%	38.4%
Ratio of earnings to fixed charges3		5.19	5.24
Number of AT&T employees		243,340	252,330
1	Prior-year amounts restated to conform to current-period reporting methodology.
2	Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to
	pay down debt. See our “Liquidity and Capital Resources” section for discussion.
3	See Exhibit 12.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and other assets needed to provide emerging services to our customers. Actuarial gains and losses from pension and other postemployment benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have three reportable segments: (1) Wireless, (2) Wireline and (3) Other. Our operating results prior to May 9, 2012, also included Advertising Solutions, which was previously a reportable segment.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture ISIS, which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, U-verse high-speed broadband, video, voice services, and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

The Advertising Solutions segment included our directory operations, which published Yellow and White Pages directories and sold directory advertising, Internet-based advertising and local search through May 8, 2012.

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

The following sections discuss our operating results by segment. Operations and support expenses include certain network planning and engineering expenses; information technology; our repair technicians and repair services; property taxes; bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement service costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with these employees.

We discuss capital expenditures for each segment in “Liquidity and Capital Resources.”

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	First Quarter
	2013	2012	Percent Change

Segment operating revenues
Data	$5,125	$4,235	21.0%
Voice, text and other service	9,937	10,331	(3.8)
Equipment	1,629	1,570	3.8
Total Segment Operating Revenues	16,691	16,136	3.4
Segment operating expenses
Operations and support	10,180	9,978	2.0
Depreciation and amortization	1,835	1,666	10.1
Total Segment Operating Expenses	12,015	11,644	3.2
Segment Operating Income	4,676	4,492	4.1
Equity in Net Loss of Affiliates	(18)	(13)	(38.5)
Segment Income	$4,658	$4,479	4.0%

The following table highlights other key measures of performance for the Wireless segment:

	First Quarter
	2013	2012	Percent Change

Wireless Subscribers (000)1	107,251	103,940	3.2%
Gross Subscriber Additions (000)2	4,727	5,278	(10.4)
Net Subscriber Additions (000)2	291	726	(59.9)
Total Churn3	1.38%	1.47%	(9) BP

Postpaid Smartphone Subscribers (000)	48,302	41,158	17.4%
Postpaid Data-Centric Device and Other Phone Subscribers (000)	22,447	28,245	(20.5)
Total Postpaid Subscribers (000)	70,749	69,403	1.9
Net Postpaid Subscriber Additions (000)2	296	187	58.3
Postpaid Churn3	1.04%	1.10%	(6) BP

Prepaid Subscribers (000)	7,104	7,368	(3.6)%
Net Prepaid Subscriber Additions (000)2	(184)	125	-

Reseller Subscribers (000)	14,702	13,869	6.0%
Net Reseller Subscriber Additions (000)2	(252)	184	-

Connected Device Subscribers (000)4	14,696	13,300	10.5%
Net Connected Device Subscriber Additions (000)	431	230	87.4
1	Represents 100% of AT&T Mobility wireless subscribers.
2	Excludes merger and acquisition-related additions during the period.
3	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.
4	Includes devices such as eReaders, automobile monitoring systems, and fleet management--excludes tablet subscribers, which are split between prepaid and postpaid.

AT&T INC.
MARCH 31, 2013

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

As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first quarter of 2013, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid phone subscriber base, 71.6% (or 48.3 million subscribers) use smartphones, up from 61.2% (or 41.2 million subscribers) a year earlier. As is common in the industry, most of our subscribers’ phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device. From time to time, we offer and have offered attractive handsets on an exclusive basis. As these exclusivity arrangements expire, we expect to continue to offer such handsets, and we believe our service plan offerings will help to retain our subscribers by providing incentives not to move to a new carrier. We do not expect exclusivity terminations to have a material impact on our Wireless segment income, consolidated operating margin or our cash flows from operations.

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 90% of our postpaid smartphone subscribers are on FamilyTalk® Plans (family plans), Mobile Share plans or business discount plans (discount plans), which provide for service on multiple devices at discounted rates, and such subscribers tend to have higher retention and lower churn rates. We offer our Mobile to Any Mobile feature, which enables our subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (usage-based data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 10.9% year over year. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with 69.3% (or 33.5 million) on these plans as of March 31, 2013, up from 60.9% (or 25.1 million) as of March 31, 2012. Approximately 75% of subscribers on tiered data plans have chosen the higher-priced plans. We recently expanded our Mobile Share data plans (which allow postpaid subscribers to share data at discounted prices among devices covered by their plan) to include additional, larger usage levels. Participation in these plans continues to increase. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn.

As of March 31, 2013, about 60% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network). Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Wireless Metrics
Subscriber Additions As of March 31, 2013, we served 107.3 million wireless subscribers, an increase of 3.2%. Market saturation and competition in the wireless industry will continue to limit the rate of growth in the industry’s subscriber base, which has contributed to the 10.4% decrease in gross subscriber additions (gross additions) when compared to March 31, 2012 . Lower net subscriber additions (net additions) in the first quarter of 2013 were primarily attributable to resellers rationalizing their accounts due to low or no usage and the migration of prepaid tablet subscribers to our postpaid plans. The increase in net postpaid additions in the first quarter of 2013 reflected an increase in postpaid tablet subscribers of 365,000, as well as lower postpaid churn.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Average service revenue per user (ARPU) – Postpaid increased 0.9% in the first quarter of 2013. Postpaid data services ARPU increased 18.0% in the first quarter of 2013, reflecting greater use of smartphones and data-centric devices by our subscribers.

The growth in postpaid data services ARPU in the first quarter of 2013 was partially offset by a 6.0% decrease in postpaid voice, text and other service ARPU in the first quarter. Voice, text and other service ARPU declined due to lower access and airtime charges, triggered in part by postpaid subscribers on our discount plans and lower roaming revenues.

ARPU – Total increased 0.1% in the first quarter of 2013, reflecting growth in data services as more subscribers are using smartphones and data-centric devices. Data services ARPU increased 17.1% in the first quarter of 2013. The increase was largely offset by the growth in connected device, tablet and reseller subscribers, which have lower-priced data-only plans. Voice, text and other service ARPU declined 6.9% in the first quarter of 2013 primarily due to voice access and usage trends and a shift toward a greater percentage of data-centric devices, as well as lower regulatory fees. We expect continued revenue growth from data services as more subscribers use smartphones and data-centric devices, and as we continue to expand our network, and expect continued pressure on voice, text and other service ARPU.

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. The total churn rates were lower in the first quarter of 2013, reflecting the popularity of our product offerings and network improvements. Postpaid churn rates were lower primarily due to our policy change in calculating churn for third party retailers; however, even without that change, churn rates were lower. Reseller subscribers have traditionally had the lowest churn rate among our wireless subscribers; however, the disconnection of low or no usage customers has partially offset other improvements in our total churn rate.

Operating Results
Our Wireless segment operating income margin in the first quarter increased from 27.8% in 2012 to 28.0% in 2013. Our Wireless segment operating income increased $184, or 4.1%, in the first quarter of 2013. The increase in operating margin and income reflected continuing data revenue growth and operating efficiencies, partially offset by high subsidies associated with growing smartphone sales. While we subsidize the sales prices of various smartphones, we expect to recover that cost over time from increased usage of the devices, especially data usage by the subscriber.

Voice, text and other service revenues decreased $394, or 3.8%, in the first quarter of 2013. While the number of wireless subscribers increased 3.2% in the first quarter of 2013, these revenues continue to decline due to voice access declines, as noted in the ARPU and subscriber relationships discussions above. In 2013, to better reflect our service pricing plans, we have chosen to combine text messaging revenue with voice and other services; we have adjusted previously reported voice, text and other, and data revenues to reflect this change.

Data service revenues increased $890, or 21.0%, in the first quarter of 2013. The increase was primarily due to the increased number of subscribers using smartphones and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for 34.0% of our wireless service revenues for the first quarter of 2013, compared to 29.1% last year.

Equipment revenues increased $59, or 3.8%, in the first quarter of 2013 due to a year-over-year increase in smartphone sales as a percentage of total device sales to postpaid subscribers and higher device upgrades.

Operations and support expenses increased $202, or 2.0%, in the first quarter of 2013. The first-quarter increase was primarily due to the following:
•
Selling (other than commissions) and administrative expenses increased $198 due primarily to an $80 increase in information technology costs in conjunction with ongoing support systems development, a $77 increase in employee-related costs and a $68 increase in advertising costs, partially offset by a $55 decrease in bad debt expense due to lower write-offs.

•	Equipment costs increased $130 reflecting an increase in upgrade activity and total device sales and the sales of the more expensive smartphones.
•	Network system costs increased $89 due to higher network traffic and personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Partially offsetting these increases were the following:
•	Interconnect and long-distance costs decreased $104 due to third-party credits and lower access costs in the current period.
•	USF fees decreased $65 primarily due to federal rate decreases, which are offset by lower USF revenues.
•	Commission expenses decreased $47 due the decline in gross additions, offset by a year-over-year increase in smartphone sales as a percentage of total device sales and higher upgrade activity.

Depreciation and amortization expenses increased $169, or 10.1%, in the first quarter of 2013. Depreciation expense increased $241, or 15.9%, in the first quarter primarily due to ongoing capital spending for network upgrades and expansion. Amortization expense decreased $72, or 48.0%, in the first quarter primarily due to lower amortization of intangibles for customer lists related to acquisitions.

Wireline
Segment Results
	First Quarter
	2013	2012	Percent Change

Segment operating revenues
Data	$8,162	$7,800	4.6%
Voice	5,306	5,892	(9.9)
Other	1,187	1,237	(4.0)
Total Segment Operating Revenues	14,655	14,929	(1.8)
Segment operating expenses
Operations and support	10,335	10,402	(0.6)
Depreciation and amortization	2,688	2,808	(4.3)
Total Segment Operating Expenses	13,023	13,210	(1.4)
Segment Operating Income	1,632	1,719	(5.1)
Equity in Net Income of Affiliates	1	-	-
Segment Income	$1,633	$1,719	(5.0)%

Operating Results
Our Wireline segment operating income margin in the first quarter decreased from 11.5% in 2012 to 11.1% in 2013. Our Wireline segment operating income decreased $87, or 5.1%, in the first quarter of 2013. The decrease in operating margin and income was driven primarily by lower voice revenue, partially offset by data revenue growth and lower depreciation and amortization expenses.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Data revenues increased $362, or 4.6%, in the first quarter of 2013. Data revenues accounted for approximately 56% of wireline operating revenues in the first quarter of 2013 and 52% in the first quarter of 2012. Data revenue includes IP, strategic business and traditional data services.
•
IP data revenue (excluding strategic business services below) increased $399, or 11.4%, in the first quarter primarily driven by higher U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the first quarter, U-verse revenue from consumers increased $327 for high speed Internet access, $246 for video and $48 for voice. These increases were partially offset by a decrease of $180 in DSL revenue as customers continue to shift to our strategic high speed Internet access offerings. We expect DSL revenue to continue to decline as a percentage of our overall data revenues.

•
Strategic business service revenues, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers, increased $192, or 10.8%, in the first quarter primarily driven by higher demand for these next generation services. In the first quarter, revenue from Ethernet increased $63, VPN increased $48, EaMIS increased $28 and U-verse services increased $25.

•
Traditional data revenues, which include circuit-based and packet-switched data services, decreased $234, or 9.3%, in the first quarter. This decrease was primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings such as Ethernet, VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

Voice revenues decreased $586, or 9.9%, in the first quarter of 2013 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenue from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenue, which is included in data revenues.
•
Local voice revenues decreased $360, or 9.9%. The decrease was driven primarily by a 14.4% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by competition from alternative technologies and continued declines in switched access lines.

•
Long-distance revenues decreased $223, or 11.2%. Lower demand for long-distance service from global businesses and consumer customers decreased revenue $189 in the first quarter. Additionally, expected declines in the number of our national mass-market customers decreased revenue $35 in the first quarter.

Other operating revenues decreased $50, or 4.0%, in the first quarter of 2013. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for both periods.

Operations and support expenses decreased $67, or 0.6%, in the first quarter of 2013. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The first quarter decrease was primarily due to lower employee related expense of $93, reflecting ongoing workforce reduction initiatives; decreased USF fees of $75, which are offset by lower USF revenue; lower traffic compensation expense of $59; and decreased information technology costs of $53. These decreases were partially offset by increased cost of sales of $163, primarily related to U-verse related expenses, and increased advertising expense of $62.

Depreciation and amortization expenses decreased $120, or 4.3%, for the first quarter of 2013. Depreciation decreased $77, or 2.9%, primarily due to assets becoming fully depreciated. Amortization decreased $43, or 26.2%, primarily related to lower amortization of intangibles for the customer lists associated with acquisitions.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2013 and 2012 are shown below and trends are addressed throughout this segment discussion.

	March 31,	March 31,	Percent
(in 000s)	2013	2012	Change
U-verse High Speed Internet	8,447	5,941	42.2%
DSL and Other Broadband Connections	8,067	10,589	(23.8)
Total Wireline Broadband Connections1	16,514	16,530	(0.1)

Total U-verse Video Connections	4,768	3,991	19.5

Retail Consumer Switched Access Lines	14,840	18,092	(18.0)
U-verse Consumer VoIP Connections	3,120	2,442	27.8
Total Retail Consumer Voice Connections2	17,960	20,534	(12.5)

Switched Access Lines
Retail Consumer2	14,840	18,092	(18.0)
Retail Business2	11,185	12,420	(9.9)
Retail Subtotal2	26,025	30,512	(14.7)

Wholesale Subtotal2	1,725	1,902	(9.3)

Total Switched Access Lines2,3	28,043	32,764	(14.4)%
1	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
2	Prior-period amounts restated to conform to current-period reporting methodology.
3	Total switched access lines include access lines provided to national mass markets and private payphone service providers of 293 at March 31, 2013 and 350 at March 31, 2012.

Advertising Solutions
Segment Results
	First Quarter
	2013	2012	Percent Change
Total Segment Operating Revenues	$-	$744	-
Segment operating expenses
Operations and support	-	547	-
Depreciation and amortization	-	77	-
Total Segment Operating Expenses	-	624	-
Segment Income	$-	$120	-

On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P. Following the sale, we are no longer recording operating results for this segment. We hold a 47 percent interest in the new entity, YP Holdings.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	First Quarter
	2013	2012	Percent Change

Total Segment Operating Revenues	$10	$13	(23.1)%
Total Segment Operating Expenses	378	243	55.6
Segment Operating Income (loss)	(368)	(230)	(60.0)
Equity in Net Income of Affiliates	202	236	(14.4)
Segment Income (loss)	$(166)	$6	-

The Other segment includes our portion of the results from our international equity investments, our 47 percent equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Operating revenues decreased $3 or 23.1%, in the first quarter of 2013 primarily due to reduced revenues from leased equipment programs.

Operating expenses increased $135, or 55.6%, in the first quarter of 2013. Increased operating expenses in the first quarter were primarily due to higher employee-related charges, new product development, and legal settlements. These increases were partially offset by reduced financing costs associated with our Pension/OPEB expenses.

Our Other segment also includes our equity investments in América Móvil and YP Holdings, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates decreased $34, or 14.4%, in the first quarter of 2013 primarily related to foreign exchange impacts at América Móvil, partially offset by YP Holdings earnings.

Our equity in net income of affiliates by major investment is listed below:

	First Quarter
	2013	2012
América Móvil	$151	$237
YP Holdings	52	-
Other	(1)	(1)
Other Segment Equity in Net Income of Affiliates	$202	$236

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As of March 31, 2013, we are marketing U-verse services to approximately 24.9 million customer locations (locations eligible to receive U-verse service). As of March 31, 2013, we had 8.7 million total U-verse subscribers (high-speed Internet and video), including 8.4 million Internet and 4.8 million video subscribers (subscribers to both services are only counted once in the total). As part of Project VIP (see below), we plan to expand our U-verse services to approximately 8.5 million additional customer locations.

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

Universal Service Fees Litigation  In October 2010, our wireless subsidiary was served with a purported class action in Circuit Court, Cole County, Missouri (MBA Surety Agency, Inc. v. AT&T Mobility, LLC), in which the plaintiffs contended that we violated the FCC’s rules by collecting Universal Service Fees on certain services not subject to such fees, including Internet access service provided over wireless handsets commonly called “smartphones” and wireless data cards, as well as collecting certain other state and local fees. Plaintiffs defined the class as all persons who from April 1, 2003, until the present had a contractual relationship with us for Internet access through a smartphone or a wireless data card. Plaintiffs sought an unspecified amount of damages as well as injunctive relief. In October 2012, the Circuit Court in St. Louis, Missouri, to which the case had been transferred, granted preliminary approval to a settlement in which we receive a complete release of claims from members of the settlement class. Under the settlement, our liability to the class and its counsel is capped at approximately $150, the amount that was collected from customers but not owed or remitted to the government. On February 20, 2013, the Circuit Court held a final fairness hearing and subsequently issued an order granting final approval to the settlement. As of April 17, 2013, all notices of appeal had been dismissed and the time for filing appeals had elapsed. Accordingly, the order approving the settlement is final and the parties are proceeding to implement the settlement.

Wage and Hour Litigation Two wage and hour cases were filed in federal court in December 2009 each asserting claims under the Fair Labor Standards Act (Luque et al. v. AT&T Corp. et al., U.S. District Court in the Northern District of California) (Lawson et al. v. BellSouth Telecommunications, Inc., U.S. District Court in the Northern District of Georgia). Luque also alleges violations of a California wage and hour law, which varies from the federal law. In each case, plaintiffs allege that certain groups of wireline supervisory managers were entitled to paid overtime and seek class action status as well as damages, attorneys’ fees and/or penalties. Plaintiffs have been granted conditional collective action status for their federal claims and also were expected to seek class action status for their state law claims. We have contested the collective and class action treatment of the claims, the merits of the claims and the method of calculating damages for the claims. A jury verdict was entered in favor of the Company in October 2011 in the U.S. District Court in Connecticut on similar FLSA claims. In April 2012, we settled these cases, subject to court approval, on terms that will not have a material effect on our financial statements. On April 23, 2013, the court granted approval of the settlement in Lawson. On April 26, 2013, the court granted final approval following its earlier preliminary approval of the settlement in Luque.

Project VIP  In November 2012, we announced plans to significantly expand and enhance our wireless and wireline broadband networks to support future IP data growth and new services. As part of Project Velocity IP (VIP), we plan to expand our deployment of LTE wireless technology and deploy additional technology to further improve wireless spectrum efficiencies. To that end, we announced in 2012 that we expected to cover approximately 300 million people in the United States by the end of 2014; we now expect to cover nearly 90 percent of that original 2014 goal by the end of 2013. In addition, we plan to expand our wireline IP broadband network to additional residential and small-business customer locations to cover approximately 75 percent of all such customer locations in our 22-state wireline service area by year-end 2015. This project is intended to support new revenue opportunities in four key areas: (1) wireless, (2) strategic and other network managed (“cloud”) services, (3) U-verse and (4) IP-related business services. We expect capital expenditures in the $21,000 range for 2013, and approximately $20,000 in each 2014 and 2015, with no reduction in the Project VIP broadband expansion. Previously, we expected capital spending of $22,000 annually in 2014 and 2015. We are achieving savings through greater integration efficiencies in Project VIP, accelerated LTE build in 2012 and 2013 and other ongoing initiatives.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Atlantic Tele-Network, Inc. Transaction  On January 22, 2013, we announced an agreement to acquire Atlantic Tele-Network, Inc.’s U.S. retail wireless operations, operated under the Alltel brand, for $780 in cash. Under the terms of the agreement, we will acquire wireless properties, including licenses, network assets, retail stores and approximately 585,000 subscribers. The transaction is subject to review by the FCC and the Department of Justice (DOJ) and to other customary closing conditions and is expected to close in the second half of 2013.

Spectrum Acquisitions  On January 24, 2013, we acquired NextWave Wireless Inc. (NextWave), which holds wireless licenses in the Wireless Communication Services (WCS) and Advanced Wireless Service (AWS) bands. We acquired all the equity and purchased a portion of the debt of NextWave for $600. Certain of NextWave’s assets were distributed to the holders of its debt in redemption of the remainder of that debt. As of March 31, 2013, we have also closed approximately $450 of other wireless spectrum acquisitions from various companies.

On January 25, 2013, we announced an agreement to acquire spectrum in the 700 MHz B band from Verizon Wireless for $1,900 in cash and an assignment of AWS spectrum licenses in five markets. The 700 MHz licenses to be acquired by AT&T cover 42 million people in 18 states. The transaction is subject to review by the FCC and DOJ. We expect to close the transaction in the second half of 2013.

Labor Contracts  As of March 31, 2013, we employed approximately 243,000 persons. Approximately 55 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions.
•
Contracts covering approximately 77,000 (as of December 31, 2012) wireline employees expired during 2012 and we have reached new contracts covering approximately 74,000 of those employees. The contract covering wireline employees in Connecticut expired in April 2012 and remains subject to negotiation.

•
Contracts covering approximately 30,000 wireline employees were scheduled to expire during 2013. We have reached a new four-year contract covering approximately 20,000 of these employees (located in our five-state Southwest region). In late March 2013, we announced a tentative four-year agreement with the IBEW covering approximately 6,500 of these employees; this agreement is subject to ratification by these employees. Contacts covering approximately 3,500 employees remain subject to negotiations.

•
Contracts covering wages and other non-benefit working terms for wireless employees are structured on a regional basis; one regional contract for 20,000 employees expired during February 2013 and we have reached a new four-year contract covering these employees.

After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

AT&T INC.
MARCH 31, 2013

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumers. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. We are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not extended to broadband or wireless services, which are subject to vigorous competition.

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

We provide wireless services in robustly competitive markets, but those services are subject to substantial and increasing governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress authorized the FCC to conduct an “incentive auction,” to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees. The FCC has initiated a proceeding to establish rules that would govern this process. It also initiated a separate proceeding to review its policies governing mobile spectrum holdings and consider whether there should be limits on the amount of spectrum a wireless service provider may possess. We seek to ensure that we have the opportunity, through the incentive auction and otherwise, to obtain the spectrum we need to provide our customers with high-quality service. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

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
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Transition to IP-Based Network  In conjunction with Project VIP (see “Other Business Matters”), AT&T filed a petition with the FCC asking it to open a proceeding to facilitate the “telephone” industry’s transition from traditional transmission platforms and services to all IP-based networks and services. Our petition asks the FCC to conduct trial runs of the transition to next-generation services, including the upgrading of traditional telephone facilities and offerings and their replacement with IP-based alternatives. The objective of the trials is to inform policymakers and other stakeholders regarding the technological and policy dimensions of the IP transition and, in the process, identify the regulatory reforms needed to promote consumer interests and preserve private incentives to upgrade America’s broadband infrastructure. We expect to transition customers to an all IP-based network by 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had $3,875 in cash and cash equivalents available at March 31, 2013. Cash and cash equivalents included cash of $380 and money market funds and other cash equivalents of $3,495. In the first three months of 2013, cash outflows were primarily used to meet the needs of the business, including but not limited to, payment of operating expenses, funding capital expenditures and the acquisition of wireless spectrum. Cash flows were also used to return value to stockholders through dividends and stock repurchases. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2013, cash provided by operating activities was $8,199, compared to $7,845 for the first three months of 2012, and included net tax refunds of $1,114.

Cash Used in or Provided by Investing Activities
For the first three months of 2013, cash used in investing activities totaled $5,357 and consisted primarily of $4,252 for capital expenditures (excluding interest during construction), and wireless spectrum acquisitions of $1,045.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital spending in our Wireless segment of $2,248 represented 53% of our total spending and decreased 1% in the first three months. Wireless expenditures were primarily used for network capacity expansion, integration and upgrades to our High-Speed Downlink Packet Access network and the deployment of LTE equipment. The Wireline segment, which includes U-verse services, represented 47% of the total capital expenditures and increased 2% in the first three months.

We continue to expect capital expenditures for 2013 to be in the $21,000 range and now expect capital expenditures for 2014 and 2015 to each be in the $20,000 range with no reduction in the Project VIP broadband expansion. Previously, we expected capital spending of $22,000 annually in 2014 and 2015. We are achieving savings through greater integration efficiencies in Project VIP, accelerating LTE build in 2013 and other ongoing initiatives.

Cash Used in or Provided by Financing Activities
For the first three months of 2013, cash used in financing activities totaled $3,835 and included net cash received from commercial paper borrowing of $1,748 and proceeds of $4,875 from the following debt issuances:
•
February 2013 issuance of $1,000 of 0.900% global notes due 2016 and $1,250 of floating rate notes due 2016. The floating rate for the note is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 38.5 basis points.

•	March 2013 issuance of $500 of 1.400% global notes due 2017.
•	March 2013 issuance of €1,250 of 2.500% global notes due 2023 (equivalent to $1,626 when issued) and €400 of 3.550% global notes due 2032 (equivalent to $520 when issued).

In March 2013, we repaid €1,250 of 4.375% notes (equivalent to $1,641 when repaid) and $147 of 6.5% notes.

Since the beginning of 2012, we have been buying back shares under two previous 300 million share repurchase authorizations. The first repurchase authorization was completed in the fourth quarter of 2012. During the first quarter of 2013, we continued buying back stock, repurchasing an additional 168 million shares for $5,911 under the second authorization. At the end of the first quarter, about 61 million shares remained on the second authorization, which we expect to complete in the second quarter. In March 2013, the Board of Directors authorized the repurchase of an additional 300 million shares. After the second authorization is complete, we expect to make future repurchases opportunistically, which will slow the pace of buybacks compared to recent activity.

AT&T INC.
MARCH 31, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We paid dividends of $2,502 during the first three months of 2013, compared with $2,606 for the first three months of 2012, primarily reflecting the decline in shares outstanding due to our repurchases during the year, which offset the increase in the quarterly dividend approved by our Board of Directors in November 2012. Dividends declared by our Board of Directors totaled $0.45 per share in the first quarter of 2013 and $0.44 per share for the first three months of 2012. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2013, we had $3,446 of debt maturing within one year, $1,683 of which were long-term debt maturities. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2013.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2016 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At March 31, 2013, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil. At March 31, 2013, our debt ratio was 45.6%, compared to 38.4% at March 31, 2012, and 43.0% at December 31, 2012. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

In October 2012, we filed an application with the U.S. Department of Labor (DOL) for approval to contribute a preferred equity interest in our Mobility business to the trust used to pay pension benefits under plans sponsored by AT&T. At the time we filed the application, the interest had a fair market value of $9,500. Prior to the contribution of the preferred interest, the estimated pension funding contribution for 2013 (required under ERISA) is approximately $175. We continue to work with the DOL to obtain approval before the end of 2013. If we receive DOL approval, we expect to make the contribution before September 15, 2013 and deduct it on our 2012 return. Our current financial statements reflect the tax deduction.

AT&T INC.
MARCH 31, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2013, we had interest rate swaps with a notional value of $3,000 and a fair value of $262.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $12,576 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(326) at March 31, 2013. We have foreign exchange contracts with a notional value of $4 and a net fair value of less than $1 million at March 31, 2013.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2013.

AT&T INC.
MARCH 31, 2013

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.

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

•
The continued development of attractive and profitable U-verse service offerings; the extent to which regulatory, franchise fees and build-out requirements apply to this initiative; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

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

•
The uncertainty surrounding further congressional action to address spending reductions, which may result in a significant reduction in government spending and reluctance of businesses and consumers to spend in general and on our products and services specifically, due to this fiscal uncertainty.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2013

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2013, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2013 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2013 - January 31, 2013	54,400,053	$34.08	53,705,000	175,177,255
February 1, 2013 - February 28, 2013	59,281,419	35.33	59,280,000	115,897,255
March 1, 2013 - March 31, 2013	54,722,247	36.30	54,720,000	361,177,255
Total	168,403,719	$35.24	167,705,000
1		In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. In July 2012, our Board of Directors authorized the repurchaseof up to an additional 300 million shares of our common stock, and we completed repurchases under the December 2010 authorization last year. The plans have no expiration date.
2		Of the shares repurchased, 698,719 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
MARCH 31, 2013

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10	Stock Purchase and Deferral Plan, amended and restated April 26, 2013.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AT&T Inc.

May 3, 2013                                                                                                              /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer