Form 10-Q
period 2013-06-30
AT&T INC.
filed 2013-08-02
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes [   ]   No [X]

At July 31, 2013 there were 5,311 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues	$32,075	$31,575	$63,431	$63,397
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	13,270	12,254	25,824	25,071
Selling, general and administrative	8,121	8,005	16,454	16,349
Depreciation and amortization	4,571	4,499	9,100	9,059
Total operating expenses	25,962	24,758	51,378	50,479
Operating Income	6,113	6,817	12,053	12,918
Other Income (Expense)
Interest expense	(825)	(941)	(1,652)	(1,800)
Equity in net income of affiliates	218	132	403	355
Other income (expense) – net	288	23	320	75
Total other income (expense)	(319)	(786)	(929)	(1,370)
Income Before Income Taxes	5,794	6,031	11,124	11,548
Income tax expense	1,914	2,066	3,471	3,931
Net Income	3,880	3,965	7,653	7,617
Less: Net Income Attributable to Noncontrolling Interest	(58)	(63)	(131)	(131)
Net Income Attributable to AT&T	$3,822	$3,902	$7,522	$7,486
Basic Earnings Per Share Attributable to AT&T	$0.71	$0.67	$1.38	$1.27
Diluted Earnings Per Share Attributable to AT&T	$0.71	$0.66	$1.38	$1.27
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,381	5,855	5,446	5,886
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,397	5,876	5,463	5,907
Dividends Declared Per Common Share	$0.45	$0.44	$0.90	$0.88
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$3,880	$3,965	$7,653	$7,617
Other comprehensive income, net of tax:
Foreign Currency:
Translation adjustments (includes $(1), $(1), $(1) and $0 attributable to noncontrolling interest), net of taxes of $(127), $(55), $(65) and $76	(239)	(101)	(118)	142
Reclassification adjustment included in net income, net of taxes of $19, $0, $19 and $0	34	-	34	-
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $6, $(27), $46 and $27	11	(52)	86	49
Reclassification adjustment realized in net income, net of taxes of $(1), $(3), $(5) and $(6)	(3)	(6)	(10)	(12)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $66, $(58), $115 and $(58)	120	(107)	210	(107)
Reclassification adjustment included in net income, net of taxes of $4, $4, $8 and $7	8	7	15	13
Defined benefit postretirement plans:
Net actuarial gain (loss) from equity method investees arising during period, net of taxes of $0, $(29), $0 and $(29)	-	(53)	-	(53)
Reclassification adjustment included in net income, net of taxes $5, $0, $5, and $0	8	-	8	-
Amortization of net prior service credit included in net income, net of taxes of $(109), $(87), $(218) and $(171)	(177)	(137)	(355)	(274)
Other	-	1	-	1
Other comprehensive loss	(238)	(448)	(130)	(241)
Total comprehensive income	3,642	3,517	7,523	7,376
Less: Total comprehensive income attributable to noncontrolling interest	(57)	(62)	(130)	(131)
Total Comprehensive Income Attributable to AT&T	$3,585	$3,455	$7,393	$7,245
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,548	$4,868
Accounts receivable - net of allowances for doubtful accounts of $520 and $547	12,508	12,657
Prepaid expenses	1,038	1,035
Deferred income taxes	953	1,036
Other current assets	2,381	3,110
Total current assets	21,428	22,706
Property, plant and equipment	276,833	270,907
Less: accumulated depreciation and amortization	(166,099)	(161,140)
Property, Plant and Equipment – Net	110,734	109,767
Goodwill	69,770	69,773
Licenses	53,665	52,352
Customer Lists and Relationships – Net	1,015	1,391
Other Intangible Assets – Net	5,018	5,032
Investments in and Advances to Equity Affiliates	3,888	4,581
Other Assets	6,575	6,713
Total Assets	$272,093	$272,315

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$3,256	$3,486
Accounts payable and accrued liabilities	19,438	20,494
Advanced billing and customer deposits	4,029	4,225
Accrued taxes	2,065	1,026
Dividends payable	2,401	2,556
Total current liabilities	31,189	31,787
Long-Term Debt	71,917	66,358
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	29,400	28,491
Postemployment benefit obligation	41,994	41,392
Other noncurrent liabilities	11,278	11,592
Total deferred credits and other noncurrent liabilities	82,672	81,475

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2013 and
December 31, 2012: issued 6,495,231,088 at June 30, 2013 and December 31, 2012)	6,495	6,495
Additional paid-in capital	90,985	91,038
Retained earnings	25,212	22,481
Treasury stock (1,159,998,643 at June 30, 2013 and 913,836,325
at December 31, 2012, at cost)	(41,819)	(32,888)
Accumulated other comprehensive income	5,107	5,236
Noncontrolling interest	335	333
Total stockholders’ equity	86,315	92,695
Total Liabilities and Stockholders’ Equity	$272,093	$272,315
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2013	2012
Operating Activities
Net income	$7,653	$7,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,100	9,059
Undistributed earnings from investments in equity affiliates	(198)	(355)
Provision for uncollectible accounts	439	572
Deferred income tax expense and noncurrent unrecognized tax benefits	926	(639)
Net (gain) loss from sale of investments, net of impairments	(260)	2
Changes in operating assets and liabilities:
Accounts receivable	(290)	(460)
Other current assets	784	1,468
Accounts payable and accrued liabilities	(340)	592
Other - net	(103)	(531)
Total adjustments	10,058	9,708
Net Cash Provided by Operating Activities	17,711	17,325

Investing Activities
Construction and capital expenditures:
Capital expenditures	(9,665)	(8,742)
Interest during construction	(140)	(130)
Acquisitions, net of cash acquired	(1,182)	(477)
Dispositions	825	800
Sales (purchases) of securities, net	-	124
Return of advances to and investments in equity affiliates	301	-
Other	(4)	-
Net Cash Used in Investing Activities	(9,865)	(8,425)

Financing Activities
Issuance of other short-term borrowings	1,476	-
Repayment of other short-term borrowings	(233)	-
Issuance of long-term debt	6,416	6,935
Repayment of long-term debt	(1,823)	(7,035)
Purchase of treasury stock	(9,217)	(4,623)
Issuance of treasury stock	104	376
Dividends paid	(4,930)	(5,187)
Other	41	(534)
Net Cash Used in Financing Activities	(8,166)	(10,068)
Net decrease in cash and cash equivalents	(320)	(1,168)
Cash and cash equivalents beginning of year	4,868	3,045
Cash and Cash Equivalents End of Period	$4,548	$1,877
Cash paid during the six months ended June 30 for:
Interest	$2,002	$2,133
Income taxes, net of refunds	$591	$127
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2013
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,038
Issuance of treasury stock		(8)
Share-based payments		(45)
Balance at end of period		$90,985

Retained Earnings
Balance at beginning of year		$22,481
Net income attributable to AT&T ($1.38 per diluted share)		7,522
Dividends to stockholders ($0.90 per share)		(4,791)
Balance at end of period		$25,212

Treasury Stock
Balance at beginning of year	(914)	$(32,888)
Repurchase of common stock	(257)	(9,217)
Issuance of treasury stock	11	286
Balance at end of period	(1,160)	$(41,819)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$5,236
Other comprehensive loss attributable to AT&T		(129)
Balance at end of period		$5,107

Noncontrolling Interest
Balance at beginning of year		$333
Net income attributable to noncontrolling interest		131
Distributions		(128)
Translation adjustments attributable to noncontrolling interest, net of taxes		(1)
Balance at end of period		$335

Total Stockholders’ Equity at beginning of year		$92,695
Total Stockholders’ Equity at end of period		$86,315
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2013

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

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates. Our subsidiaries and affiliates operate in the communications services industry both domestically and internationally, providing wireless communications services, traditional wireline voice services, data/broadband and Internet services, video services, telecommunications equipment, managed networking and wholesale services.

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

Stock Repurchase Program  In May 2013, we completed a repurchase authorization that was approved by our Board of Directors in July 2012. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. During the first six months of 2013, we repurchased 257 million shares for $9,217 under these authorizations. At June 30, 2013, we had 272 million shares remaining under the March 2013 authorization. The authorization has no expiration date.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and six months ended June 30, 2013 and 2012, are shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerators
Numerator for basic earnings per share:
Net Income	$3,880	$3,965	$7,653	$7,617
Net income attributable to noncontrolling interest	(58)	(63)	(131)	(131)
Net Income attributable to AT&T	3,822	3,902	7,522	7,486
Dilutive potential common shares:
Share-based payment	2	2	6	6
Numerator for diluted earnings per share	$3,824	$3,904	$7,528	$7,492
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,381	5,855	5,446	5,886
Dilutive potential common shares:
Share-based payment	16	21	17	21
Denominator for diluted earnings per share	5,397	5,876	5,463	5,907
Basic earnings per share attributable to AT&T	$0.71	$0.67	$1.38	$1.27
Diluted earnings per share attributable to AT&T	$0.71	$0.66	$1.38	$1.27

At June 30, 2013 and 2012, we had issued and outstanding options to purchase approximately 13 million and 22 million shares of AT&T common stock. For the quarter ended June 30, 2013 and 2012, the exercise prices of 2 million and 4 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At June 30, 2013 and 2012, the exercise prices of 11 million and 17 million vested stock options were below market price.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component of other comprehensive income (OCI) included in accumulated OCI for the six months ended June 30, 2013, are presented below. All amounts are net of tax and exclude noncontrolling interest.

At June 30, 2013 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gain (Loss) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$(284)		$272		$(110)		$5,358		$5,236
Other comprehensive income (loss) before reclassifications	(117)		86		210		-		179
Amounts reclassified from accumulated OCI	34	1	(10)	2	15	3	(347)	4	(308)
Net other comprehensive income (loss)	(83)		76		225		(347)		(129)
Balance as of June 30, 2013	$(367)		$348		$115		$5,011		$5,107
1	Pre-tax translation loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
2	Pre-tax gains are included in Other income (expense) - net in the consolidated statements of income.
3	(Gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
4
 Prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income (see Note 5). Actuarial loss reclassifications related to our equity method investees are included in Other income (expense) - net in the consolidated statements of income.

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on the strategic needs of the business, needs of the network (wireless or wireline) provided services, and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each reportable segment’s results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have three reportable segments: (1) Wireless, (2) Wireline and (3) Other. Our operating results prior to May 9, 2012, also included our Advertising Solutions segment, which was subsequently sold.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture marketed as the Isis Mobile WalletTM (ISIS), which is accounted for as an equity method investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high-speed broadband, video and voice services and managed networking to business customers. Additionally, we receive commissions on sales of satellite television services offered through our agency arrangements.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The Other segment includes our portion of the results from our international equity investments, our equity interest in YP Holdings LLC (YP Holdings), and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended June 30, 2013			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Data	$5,356	$8,400	$-	$-	$-	$13,756
Voice, text and other	10,014	5,141	-	-	-	15,155
Equipment and other	1,921	1,232	-	11	-	3,164
Total segment operating revenues	17,291	14,773	-	11	-	32,075
Operations and support expenses	10,770	10,417	-	204	-	21,391
Depreciation and amortization expenses	1,843	2,722	-	6	-	4,571
Total segment operating expenses	12,613	13,139	-	210	-	25,962
Segment operating income (loss)	4,678	1,634	-	(199)	-	6,113
Interest expense	-	-	-	-	825	825
Equity in net income (loss) of affiliates	(19)	-	-	237	-	218
Other income (expense) – net	-	-	-	-	288	288
Segment income (loss) before income taxes	$4,659	$1,634	$-	$38	$(537)	$5,794

For the six months ended June 30, 2013			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Data	$10,481	$16,562	$-	$-	$-	$27,043
Voice, text and other	19,951	10,447	-	-	-	30,398
Equipment and other	3,550	2,419	-	21	-	5,990
Total segment operating revenues	33,982	29,428	-	21	-	63,431
Operations and support expenses	20,950	20,752	-	576	-	42,278
Depreciation and amortization expenses	3,678	5,410	-	12	-	9,100
Total segment operating expenses	24,628	26,162	-	588	-	51,378
Segment operating income (loss)	9,354	3,266	-	(567)	-	12,053
Interest expense	-	-	-	-	1,652	1,652
Equity in net income (loss) of affiliates	(37)	1	-	439	-	403
Other income (expense) – net	-	-	-	-	320	320
Segment income (loss) before income taxes	$9,317	$3,267	$-	$(128)	$(1,332)	$11,124

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2012			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Data	$4,471	$7,935	$-	$-	$-	$12,406
Voice, text and other	10,294	5,696	-	-	-	15,990
Equipment and other	1,588	1,276	305	10	-	3,179
Total segment operating revenues	16,353	14,907	305	10	-	31,575
Operations and support expenses	9,590	10,201	226	242	-	20,259
Depreciation and amortization expenses	1,696	2,766	29	8	-	4,499
Total segment operating expenses	11,286	12,967	255	250	-	24,758
Segment operating income (loss)	5,067	1,940	50	(240)	-	6,817
Interest expense	-	-	-	-	941	941
Equity in net income (loss) of affiliates	(15)	(1)	-	148	-	132
Other income (expense) – net	-	-	-	-	23	23
Segment income (loss) before income taxes	$5,052	$1,939	$50	$(92)	$(918)	$6,031

For the six months ended June 30, 2012			Advertising Solutions			Consolidated Results
	Wireless	Wireline		Other	Consolidations
Data	$8,706	$15,735	$-	$-	$-	$24,441
Voice, text and other	20,625	11,588	-	-	-	32,213
Equipment and other	3,158	2,513	1,049	23	-	6,743
Total segment operating revenues	32,489	29,836	1,049	23	-	63,397
Operations and support expenses	19,568	20,603	773	476	-	41,420
Depreciation and amortization expenses	3,362	5,574	106	17	-	9,059
Total segment operating expenses	22,930	26,177	879	493	-	50,479
Segment operating income (loss)	9,559	3,659	170	(470)	-	12,918
Interest expense	-	-	-	-	1,800	1,800
Equity in net income (loss) of affiliates	(28)	(1)	-	384	-	355
Other income (expense) – net	-	-	-	-	75	75
Segment income (loss) before income taxes	$9,531	$3,658	$170	$(86)	$(1,725)	$11,548

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

In October 2012, we filed an application with the U.S. Department of Labor for approval to make a voluntary contribution of a preferred equity interest in our Mobility business to the trust used to pay qualified pension benefits under plans sponsored by AT&T. At the time we filed the application, the interest had a fair market value of $9,500. We anticipate approval in 2013, and expect to make the contribution at that time. As currently proposed, the preferred equity interest will constitute a qualified plan asset for ERISA funding purposes, but may not be included in plan assets in our consolidated financial statements upon contribution. Final determination of whether it will qualify as a plan asset for financial reporting purposes is subject to the final terms of the preferred equity interest.

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. The following table details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following table, expense credits are denoted with parentheses. A portion of these expenses is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Pension cost:
Service cost – benefits earned during the period	$330	$304	$660	$614
Interest cost on projected benefit obligation	607	700	1,214	1,400
Expected return on assets	(828)	(880)	(1,656)	(1,760)
Amortization of prior service (credit)	(23)	(4)	(46)	(8)
Net pension cost	$86	$120	$172	$246

Postretirement cost:
Service cost – benefits earned during the period	$96	$82	$191	$166
Interest cost on accumulated postretirement benefit obligation	389	447	779	894
Expected return on assets	(178)	(201)	(356)	(401)
Amortization of prior service (credit)	(262)	(215)	(525)	(432)
Net postretirement cost	$45	$113	$89	$227

Combined net pension and postretirement cost	$131	$233	$261	$473

Our combined net pension and postretirement cost decreased $102 in the second quarter and $212 for the first six months of 2013. The decrease reflects lower interest costs, which are driven by the prior year’s declining bond rates and reflects higher amortization of prior service credits due to plan changes, including changes to retiree costs for continued healthcare coverage. This decrease is partially offset by lower expected long-term return on plan assets reflecting each plan’s asset mix and continued uncertainty in the securities markets and the U.S. economy.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $28 in the second quarter of 2013, of which $26 was interest cost, and $55 for the first six months, of which $51 was interest cost. In 2012, net supplemental retirement pension benefits cost was $32 in the second quarter, of which $29 was interest cost, and $63 for the first six months, of which $58 was interest cost.

AT&T INC.
JUNE 30, 2013

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$73,664	$79,581	$69,578	$81,310
Commercial paper	1,243	1,243	-	-
Bank borrowings	1	1	1	1
Investment securities	2,407	2,407	2,218	2,218

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities were estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (accumulated OCI). Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $113 have maturities of less than one year, $278 within one to three years, $184 within three to five years, and $256 for five or more years, which approximate fair value.

Our short-term investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,015	$-	$-	$1,015
International equities	498	-	-	498
Fixed income bonds	-	831	-	831
Asset Derivatives1
Interest rate swaps	-	210	-	210
Cross-currency swaps	-	668	-	668
Liability Derivatives1
Interest rate swaps	-	(9)	-	(9)
Cross-currency swaps	-	(750)	-	(750)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$873	$-	$-	$873
International equities	469	-	-	469
Fixed income bonds	-	837	-	837
Asset Derivatives1
Interest rate swaps	-	287	-	287
Cross-currency swaps	-	752	-	752
Foreign exchange contracts	-	1	-	1
Liability Derivatives1
Cross-currency swaps	-	(672)	-	(672)
1	Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

AT&T INC.
JUNE 30, 2013

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2013 and June 30, 2012, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2013 and June 30, 2012, no ineffectiveness was measured.

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

We may hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. In the six months ended June 30, 2013 and June 30, 2012, no ineffectiveness was measured.

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2013, we had posted collateral of $35 (a deposit asset) and held collateral of $708 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Standards & Poor’s and two rating levels by Fitch, Inc., before the final collateral exchange in June, we would have been required to post additional collateral of $169. At December 31, 2012, we had posted collateral of $22 (a deposit asset) and held collateral of $543 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30,	December 31,
	2013	2012
Interest rate swaps	$4,250	$3,000
Cross-currency swaps	14,136	12,071
Foreign exchange contracts	4	51
Total	$18,390	$15,122

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(63)	$(76)	$(87)	$(137)
Gain (Loss) on long-term debt	63	76	87	137

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

	Three months ended		Six months ended
Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$184	$(160)	$325	$(165)

Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(12)	(11)	(23)	(20)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	2	(5)	-	-

AT&T INC.
JUNE 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. SUBSEQUENT EVENTS

On July 12, 2013, we announced an agreement to acquire Leap Wireless International, Inc. (Leap), a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap’s common stock, or approximately $1,260, plus one non-transferable contingent right that entitles each Leap stockholder to a share of the net proceeds of the future sale of the Chicago 700 MHz A-band FCC license held by Leap. As of June 30, 2013, Leap had approximately $2,700 of debt, net of cash.

Under the terms of the agreement, we will acquire all of Leap’s stock and, thereby, acquire all of its wireless properties, including spectrum licenses, network assets, retail stores and approximately 5 million subscribers. The agreement must be approved by Leap’s stockholders. The transaction also is subject to review by the FCC and the Department of Justice and to other customary closing conditions and is expected to close in approximately six to nine months from the announcement. The agreement also provides both parties with certain termination rights if the transaction does not close by July 11, 2014, extendable by either party to January 11, 2015 if required regulatory approvals have not been obtained. Under certain circumstances, Leap may be required to pay a termination fee or AT&T may be required to provide a three-year roaming agreement to Leap for LTE data coverage if the transaction does not close. If Leap enters into the roaming agreement, AT&T may purchase, or may be required by Leap to purchase, specified Leap spectrum assets.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry both in the United States and internationally, providing wireless and wireline telecommunication services and equipment. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period’s presentation.

Consolidated Results  Our financial results in the second quarter and for the first six months of 2013 and 2012 are summarized as follows:

	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Operating Revenues	$32,075	$31,575	1.6%	$63,431	$63,397	0.1%
Operating expenses
Cost of services and sales	13,270	12,254	8.3	25,824	25,071	3.0
Selling, general and administrative	8,121	8,005	1.4	16,454	16,349	0.6
Depreciation and amortization	4,571	4,499	1.6	9,100	9,059	0.5
Total Operating Expenses	25,962	24,758	4.9	51,378	50,479	1.8
Operating Income	6,113	6,817	(10.3)	12,053	12,918	(6.7)
Income Before Income Taxes	5,794	6,031	(3.9)	11,124	11,548	(3.7)
Net Income	3,880	3,965	(2.1)	7,653	7,617	0.5
Net Income Attributable to AT&T	$3,822	$3,902	(2.1)%	$7,522	$7,486	0.5%

Overview
Operating income decreased $704, or 10.3%, in the second quarter and $865, or 6.7%, for the first six months of 2013. Both operating revenues and expenses in 2012 include results for our sold Advertising Solutions segment, which had a negative impact on comparisons to 2013 operating income. The decline in operating income also reflected increased handset upgrades, which contributed to higher wireless equipment and commission costs, increased expenses supporting AT&T U-verse® (U-verse) subscriber growth and declines in wireline voice and wireless voice and text revenues. Wireless data and equipment revenues and wireline data revenues helped to offset these impacts. Our operating income margin in the second quarter decreased from 21.6% in 2012 to 19.1% in 2013 and for the first six months decreased from 20.4% in 2012 to 19.0% in 2013.

Operating revenues increased $500, or 1.6%, in the second quarter and $34, or 0.1%, for the first six months of 2013. Wireless data and equipment revenues increased, reflecting the increasing percentage of wireless subscribers choosing smartphones. Continued growth in U-verse services from residential customers and strategic business services also contributed to higher operating revenues. The revenue increases were partially offset by the sale of the Advertising Solutions segment and continued declines in wireline voice and wireless voice and text revenues.

As the telecommunications industry continues to evolve from voice-oriented services into an industry driven by data-based services, technology, and efficiencies, our products, services and plans have also changed as we transition from traditional voice and basic data services to sophisticated, high-speed, IP-based alternatives. This transition of our offerings will result in continued growth in our wireless and wireline IP-based data revenues as we bundle and price plans with greater focus on the data services that our customers desire, provide new products and services, and transition customers from their current traditional services. We expect continued declines in voice revenues and our basic wireline data services as customers choose these next-generation services.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $1,016, or 8.3%, in the second quarter and $753, or 3.0%, for the first six months of 2013. The increases were primarily due to increased wireless equipment costs related to handset upgrades, increased wireline costs attributable to U-verse subscriber growth and wireless network costs. The increases were partially offset by the sale of the Advertising Solutions segment, decreased wireless interconnect and long-distance costs and lower costs associated with Universal Service Fund (USF) fees.

Selling, general and administrative expenses increased $116, or 1.4%, in the second quarter and $105, or 0.6%, for the first six months of 2013. The increases were primarily due to increased commissions related to smartphone upgrades and higher advertising expenses, partially offset by the sale of the Advertising Solutions segment, decreased employee related expenses and lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses).

Depreciation and amortization expense increased $72, or 1.6%, in the second quarter and $41, or 0.5%, for the first six months of 2013. Expenses increased due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets and lower amortization of intangibles for customer lists related to acquisitions. The sale of our Advertising Solutions segment also contributed to lower depreciation and amortization expenses.

Interest expense decreased $116, or 12.3%, in the second quarter and $148, or 8.2%, for the first six months of 2013. Interest expense in 2012 was higher due to charges associated with the early redemption of debt. The decrease in 2013 also reflects lower average interest rates, partially offset by higher average debt balances.

Equity in net income of affiliates increased $86, or 65.2%, in the second quarter and $48, or 13.5%, for the first six months of 2013. Increased equity in net income of affiliates in the second quarter was due to increased earnings at América Móvil, S.A. de C.V. (América Móvil) and YP Holdings LLC (YP Holdings). Increased equity in net income of affiliates for the first six months was primarily due to increased earnings from YP Holdings, partially offset by foreign exchange impacts at América Móvil.

Other income (expense) – net We had other income of $288 in the second quarter and $320 for the first six months of 2013, compared to other income of $23 in the second quarter and $75 for the first six months of 2012. Results in the second quarter and for the first six months of 2013 included a net gain on the sale of América Móvil shares and other investments of $249 and $260, interest and dividend income of $23 and $40 and leveraged lease income of $10 and $15, respectively.

Other income in the second quarter and for the first six months of 2012 included interest and dividend income of $19 and $34 and leveraged lease income of $8 and $41 and a net loss on the sale of investments of $11 and $1, respectively.

Income taxes decreased $152, or 7.4%, in the second quarter and $460, or 11.7%, for the first six months of 2013. Our effective tax rate was 33.0% for the second quarter and 31.2% for the first six months of 2013, as compared to 34.3% for the second quarter and 34.0% for the first six months of 2012. The decrease in effective tax rate for both the second quarter and the first six months was primarily due to recognition of benefits related to tax audit settlements.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
	2013	2012
Wireless subscribers (000)	107,884	105,206
Network access lines in service (000)	26,849	31,604
Total wireline broadband connections (000)	16,453	16,434
Debt ratio1	46.6%	38.4%
Ratio of earnings to fixed charges2	5.45	5.36
Number of AT&T employees	245,350	242,380
1
 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

2	See exhibit 12

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on the strategic needs of the business, needs of the network (wireless or wireline) provided services, and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postemployment benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. We have three reportable segments: (1) Wireless, (2) Wireline and (3) Other. Our operating results prior to May 9, 2012, also included Advertising Solutions, which was previously a reportable segment.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture marketed as the ISIS Mobile WalletTM (ISIS), which is accounted for as an equity method investment.

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

The Other segment includes our portion of the results from our international equity investments, our equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

The following sections discuss our operating results by segment. Operations and support expenses include certain network planning and engineering expenses; information technology; our repair technicians and repair services; property taxes; bad debt expense; advertising costs; sales and marketing functions, including customer service centers; real estate costs, including maintenance and utilities on all buildings; credit and collection functions; and corporate support costs, such as finance, legal, human resources and external affairs. Pension and postretirement service costs, net of amounts capitalized as part of construction labor, are also included to the extent that they are associated with employees who perform these functions.

We discuss capital expenditures for each segment in “Liquidity and Capital Resources.”

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Segment operating revenues
Data	$5,356	$4,471	19.8%	$10,481	$8,706	20.4%
Voice, text and other service	10,014	10,294	(2.7)	19,951	20,625	(3.3)
Equipment	1,921	1,588	21.0	3,550	3,158	12.4
Total Segment Operating Revenues	17,291	16,353	5.7	33,982	32,489	4.6
Segment operating expenses
Operations and support	10,770	9,590	12.3	20,950	19,568	7.1
Depreciation and amortization	1,843	1,696	8.7	3,678	3,362	9.4
Total Segment Operating Expenses	12,613	11,286	11.8	24,628	22,930	7.4
Segment Operating Income	4,678	5,067	(7.7)	9,354	9,559	(2.1)
Equity in Net Loss of Affiliates	(19)	(15)	(26.7)	(37)	(28)	(32.1)
Segment Income	$4,659	5,052	(7.8)%	$9,317	$9,531	(2.2)%

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change
(Subscribers in 000s)
Wireless Subscribers1				107,884	105,206	2.5%
Gross Subscriber Additions2	5,000	4,970	0.6%	9,727	10,248	(5.1)
Net Subscriber Additions2	632	1,266	(50.1)	923	1,992	(53.7)
Total Churn3	1.36%	1.18%	18 BP	1.37%	1.32%	5 BP

Postpaid Smartphone Subscribers				49,462	43,131	14.7%
Postpaid Data-Centric Device and Other Phone Subscribers				21,816	26,535	(17.8)
Total Postpaid Subscribers				71,278	69,666	2.3
Net Postpaid Subscriber Additions2	551	320	72.2%	847	507	67.1
Postpaid Churn3	1.02%	0.97%	5 BP	1.03%	1.03%	0 BP

Prepaid Subscribers				7,084	7,473	(5.2)%
Net Prepaid Subscriber Additions2	11	92	(88.0)%	(173)	217	-

Reseller Subscribers				14,330	14,382	(0.4)%
Net Reseller Subscriber Additions2	(414)	472	-	(666)	656	-

Connected Device Subscribers4				15,192	13,685	11.0%
Net Connected Device Subscriber Additions	484	382	26.7%	915	612	49.5
1	Represents 100% of AT&T Mobility wireless subscribers.
2	Excludes merger and acquisition-related additions during the period.
3	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period.
The churn rate for the period is equal to the average of the churn rate for each month of that period.
4	Includes data-centric devices such as eReaders, automobile monitoring systems, and fleet management - excludes tablet, subscribers, which are primarily reflected in our postpaid subscriber category, with the remainder in prepaid.

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

As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first six months of 2013, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid phone subscriber base, 73.3% (or 49.5 million subscribers) use smartphones, up from 64.0% (or 43.1 million subscribers) a year earlier. As is common in the industry, most of our subscribers’ phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 90% of our postpaid smartphone subscribers are on FamilyTalk® Plans (family plans), Mobile Share plans or business plans, which provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. We offer our Mobile to Any Mobile feature, which enables our subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (usage-based data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 11.5% year over year. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with 71.0% (or 35.1 million) on these plans as of June 30, 2013, up from 61.6% (or 26.6 million) as of June 30, 2012. About 80% of subscribers on usage-based data plans have chosen the higher-priced plans. We recently expanded our Mobile Share data plans (which allow postpaid subscribers to share data at discounted prices among devices covered by their plan) to include additional, larger usage levels. Participation in these plans continues to increase. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn.

As of June 30, 2013, about 65% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network), and more than 35% of our postpaid smartphone subscribers use an LTE device. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Wireless Metrics
Subscriber Additions As of June 30, 2013, we served 107.9 million wireless subscribers, an increase of 2.5%. Market saturation and competition in the wireless industry will continue to limit the rate of growth in the industry’s subscriber base, which has contributed to the modest 0.6% increase in gross subscriber additions (gross additions) when compared to the second quarter of 2012 and a 5.1% decrease when compared to the first six months of 2012. Lower net subscriber additions (net additions) were primarily attributable to losses in reseller low-revenue accounts. The increases in net postpaid additions reflect the migration of prepaid tablet subscribers to our postpaid plans, contributing to an increase in postpaid tablet subscribers of 398,000 in the second quarter and 763,000 for the first six months of 2013.

Average service revenue per user (ARPU) – Postpaid increased 1.8% in the second quarter and 1.3% for the first six months of 2013. Postpaid data services ARPU increased 17.6% in the second quarter and 17.8% for the first six months of 2013, reflecting greater use of smartphones and data-centric devices by our subscribers.

The growth in postpaid data services ARPU was partially offset by a 4.8% decrease in postpaid voice, text and other service ARPU in the second quarter and 5.4% decrease for the first six months of 2013. Voice, text and other service ARPU declined due to lower access and airtime charges, triggered in part by postpaid subscribers on our discount plans and lower roaming revenues.

ARPU – Total increased 1.3% in the second quarter and 0.7% for the first six months of 2013, reflecting growth in data services as more subscribers are using smartphones and tablets and choosing higher-priced usage-based data plans. Data services ARPU increased 16.6% in the second quarter and 16.8% for the first six months of 2013. Voice, text and other service ARPU declined 5.4% in the second quarter and 6.2% for the first six months of 2013 primarily due to voice access and usage trends and a shift toward a greater percentage of data-centric devices, as well as lower regulatory fees. We expect continued growth in data services ARPU as more subscribers use smartphones and data-centric devices and continue to choose higher-priced usage-based data plans. As we continue to expand our network, we also expect continued pressure on voice, text and other service ARPU.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. The total churn rate was higher in the second quarter and for the first six months of 2013, primarily associated with the disconnection of reseller low-revenue accounts. The postpaid churn rate was slightly higher in the second quarter and flat for the first six months of 2013.

Operating Results
Our Wireless segment operating income margin in the second quarter decreased from 31.0% in 2012 to 27.1% in 2013 and for the first six months decreased from 29.4% in 2012 to 27.5% in 2013. Wireless segment operating income decreased $389, or 7.7%, in the second quarter and $205, or 2.1%, for the first six months of 2013. The decreases in operating margin and income reflected higher costs associated with upgrade activity and subsidies associated with growing smartphone sales, partially offset by continuing data revenue growth.

Voice, text and other service revenues decreased $280, or 2.7%, in the second quarter and $674, or 3.3%, for the first six months of 2013. While we had a 2.5% year-over-year increase in the number of wireless subscribers, these revenues continue to decline due to lower access and airtime charges.

Data service revenues increased $885, or 19.8%, in the second quarter and $1,775, or 20.4%, for the first six months of 2013. The increases were primarily due to the increased number of subscribers using smartphones and data-centric devices, such as eReaders, tablets, and mobile navigation devices. Data service revenues accounted for 34.4% of our wireless service revenues for the first six months of 2013, compared to 29.7% last year.

Equipment revenues increased $333, or 21.0%, in the second quarter and $392, or 12.4%, for the first six months of 2013 due to year-over-year increases in smartphone sales as a percentage of total device sales to postpaid subscribers and higher device upgrades.

Operations and support expenses increased $1,180, or 12.3%, in the second quarter and $1,382, or 7.1%, for the first six months of 2013. The increases in the second quarter and for the first six months were primarily due to the following:
•	Equipment costs increased $875 and $1,005 reflecting an increase in upgrade activity and total device sales, as well as the sales of more expensive smartphones.
•	Commission expenses increased $258 and $211 due primarily to higher upgrade activity and total device sales and a year-over-year increase in smartphone sales as a percentage of total device sales.
•
Selling expenses (other than commissions) and administrative expenses increased $143 and $341 due primarily to increases of: $85 and $162 in employee-related costs; $79 and $147 in advertising costs; and $28 and $108 in information technology costs in conjunction with ongoing support systems development. Partially offsetting these increases were bad debt expense declines of $47 and $102.

•	Network system costs increased $66 and $155 due to higher network traffic and personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts.

Partially offsetting these increases were the following:
•	Interconnect and long-distance costs decreased $108 and $212 due to third-party credits and lower usage costs in the current period.
•	USF fees decreased $33 and $98 primarily due to federal rate decreases, which are offset by lower USF revenues.

Depreciation and amortization expenses increased $147, or 8.7%, in the second quarter and $316, or 9.4%, for the first six months of 2013. Depreciation expense increased $216, or 13.8%, in the second quarter and $457, or 14.8%, for the first six months primarily due to ongoing capital spending for network upgrades and expansion. Amortization expense decreased $69, or 52.7%, in the second quarter and $141, or 50.2%, for the first six months primarily due to lower amortization of intangibles for customer lists related to acquisitions.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Segment operating revenues
Data	$8,400	$7,935	5.9%	$16,562	$15,735	5.3%
Voice	5,141	5,696	(9.7)	10,447	11,588	(9.8)
Other	1,232	1,276	(3.4)	2,419	2,513	(3.7)
Total Segment Operating Revenues	14,773	14,907	(0.9)	29,428	29,836	(1.4)
Segment operating expenses
Operations and support	10,417	10,201	2.1	20,752	20,603	0.7
Depreciation and amortization	2,722	2,766	(1.6)	5,410	5,574	(2.9)
Total Segment Operating Expenses	13,139	12,967	1.3	26,162	26,177	(0.1)
Segment Operating Income	1,634	1,940	(15.8)	3,266	3,659	(10.7)
Equity in Net Income (Loss) of Affiliates	-	(1)	-	1	(1)	-
Segment Income	$1,634	$1,939	(15.7)%	$3,267	$3,658	(10.7)%

Operating Results
Our Wireline segment operating income margin in the second quarter decreased from 13.0% in 2012 to 11.1% in 2013, and for the first six months decreased from 12.3% in 2012 to 11.1% in 2013. Segment operating income decreased $306, or 15.8%, in the second quarter and $393, or 10.7%, for the first six months of 2013. The decrease in operating margins and income was driven primarily by lower voice revenue and higher operations and support expense, partially offset by data revenue growth and lower depreciation and amortization expenses.

Data revenues increased $465, or 5.9%, in the second quarter and $827, or 5.3%, for the first six months of 2013. Data revenues accounted for approximately 56% of wireline operating revenues for the first six months of 2013 and 53% for the first six months of 2012. Data revenue includes IP, strategic business and traditional data services.
•
IP data revenues (excluding strategic business services below) increased $410, or 11.2%, in the second quarter and $809, or 11.3%, for the first six months of 2013 primarily driven by higher U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the second quarter and for the first six months U-verse revenue from consumer customers increased $312 and $639 for high speed Internet access, $246 and $492 for video and $74 and $122 for voice, respectively. These increases were partially offset by a decrease of $186 and $366 in DSL revenue as customers continue to shift to our strategic high speed Internet access offerings. We expect DSL revenue to continue to decline as a percentage of our overall data revenues.

•
Strategic business services, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers, increased $287, or 15.8%, in the second quarter and $479, or 13.3%, for the first six months of 2013 primarily driven by migration from our legacy services. In the second quarter and for the first six months revenue from Ethernet increased $76 and $139, VPN increased by $87 and $135, U-verse services increased $46 and $71, and EaMIS increased $28 and $56, respectively.

•
Traditional data revenues, which include circuit-based and packet-switched data services, decreased $234, or 9.5%, in the second quarter and $468, or 9.4%, for the first six months of 2013. This decrease was primarily due to lower demand as customers continue to shift to more advanced IP-based technology such as Ethernet, VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Voice revenues decreased $555, or 9.7%, in the second quarter and $1,141, or 9.8%, for the first six months of 2013 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $350, or 10.0%, in the second quarter and $710, or 9.9%, for the first six months of 2013. The decrease was driven primarily by a 15.0% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by competition from alternative technologies and continued declines in switched access lines.

•
Long-distance revenues decreased $202, or 10.5%, in the second quarter and $425, or 10.8%, for the first six months of 2013. Lower demand for long-distance service from our business and consumer customers decreased revenues $167 in the second quarter and $356 for the first six months of 2013. Additionally, expected declines in the number of our national mass-market customers decreased revenues $35 in the second quarter and $70 for the first six months of 2013.

Other operating revenues decreased $44, or 3.4%, in the second quarter and $94, or 3.7%, for the first six months of 2013. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for the periods reported.

Operations and support expenses increased $216, or 2.1%, in the second quarter and $149, or 0.7%, for the first six months of 2013. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The increase in the second quarter of 2013 was primarily due to increased cost of sales of $203, primarily related to U-verse related expenses, contract services of $96, advertising expense of $53 and materials and supplies expense of $42. These increases were partially offset by lower employee related expenses of $151 and USF fees of $43, which are offset by lower USF revenue.

The increase for the first six months of 2013 was primarily due to increased cost of sales of $366, primarily related to U-verse related expenses, and advertising expense of $115. These increases were partially offset by lower employee related expenses of $244 and USF fees of $118, which are offset by lower USF revenue.

Depreciation and amortization expenses decreased $44, or 1.6%, in the second quarter and $164, or 2.9%, for the first six months of 2013. The decrease was primarily related to lower amortization of intangibles for the customer lists associated with acquisitions and lower depreciation as assets become fully depreciated.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided at June 30, 2013 and 2012 are shown below and trends are addressed throughout this segment discussion.

	June 30,	June 30,	Percent
(in 000s)	2013	2012	Change
U-verse High Speed Internet	9,090	6,494	40.0%
DSL and Other Broadband Connections	7,363	9,940	(25.9)
Total Wireline Broadband Connections1	16,453	16,434	0.1

Total U-verse Video Connections	5,001	4,146	20.6

Retail Consumer Switched Access Lines	13,983	17,298	(19.2)
U-verse Consumer VoIP Connections	3,379	2,567	31.6
Total Retail Consumer Voice Connections	17,362	19,865	(12.6)

Switched Access Lines
Retail Consumer	13,983	17,298	(19.2)
Retail Business	10,905	12,115	(10.0)
Retail Subtotal	24,888	29,413	(15.4)

Wholesale Subtotal	1,685	1,860	(9.4)

Total Switched Access Lines2	26,849	31,604	(15.0)%
1	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
2	Total switched access lines includes access lines provided to national mass markets and private payphone service providers of 276 at June 30, 2013 and 331 at June 30, 2012.

Advertising Solutions
Segment Results
	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change
Total Segment Operating Revenues	$-	$305	-	$-	$1,049	-
Segment operating expenses
Operations and support	-	226	-	-	773	-
Depreciation and amortization	-	29	-	-	106	-
Total Segment Operating Expenses	-	255	-	-	879	-
Segment Income	$-	$50	-	$-	$170	-

On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	Second Quarter			Six-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Total Segment Operating Revenues	$11	$10	10.0%	$21	$23	(8.7)%
Total Segment Operating Expenses	210	250	(16.0)	588	493	19.3
Segment Operating Loss	(199)	(240)	17.1	(567)	(470)	(20.6)
Equity in Net Income of Affiliates	237	148	60.1	439	384	14.3
Segment Income (Loss)	$38	$(92)	-	$(128)	$(86)	(48.8)%

The Other segment includes our portion of the results from our international equity method investment, our equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Segment operating revenues increased $1, or 10.0%, in the second quarter and decreased $2, or 8.7%, for the first six months of 2013. Operating revenues are from leased equipment programs.

Segment operating expenses decreased $40, or 16.0%, in the second quarter and increased $95, or 19.3%, for the first six months of 2013. Lower operating expenses in the second quarter were primarily due to lower Pension/OPEB and other employee related charges. These decreases were partially offset by higher new product development expenses and higher corporate support and capital leasing operations costs. Increased costs over the first six months were due to higher new product development costs, as well as higher corporate support and capital leasing operations expenses. These increases were partially offset by lower Pension/OPEB financing costs and decreased employee related costs.

Our Other segment also includes our equity method investments in América Móvil and YP Holdings, the income from which we report as equity in net income of affiliates. Our earnings from foreign affiliates are sensitive to exchange-rate changes in the value of the respective local currencies.

Equity in net income of affiliates increased $89, or 60.1%, in the second quarter and $55, or 14.3%, for the first six months of 2013. Increased equity in net income of affiliates in the second quarter was primarily due to increased earnings from América Móvil and YP Holdings. The increase for the first six months was primarily due to increased earnings from YP Holdings, partially offset by foreign exchange impacts at América Móvil.

Our equity in net income of affiliates by major investment is listed below:

	Second Quarter		Six-Month Period
	2013	2012	2013	2012
América Móvil	$174	$127	$325	$364
YP Holdings	63	19	115	19
Other	-	2	(1)	1
Other Segment Equity in Net Income of Affiliates	$237	$148	$439	$384

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As of June 30, 2013, we are marketing U-verse services to approximately 25.3 million customer locations (locations eligible to receive U-verse service). As of June 30, 2013, we had 9.4 million total U-verse subscribers (high-speed Internet and video), including 9.1 million Internet and 5.0 million video subscribers (subscribers to both services are only counted once in the total). As part of Project Velocity IP (VIP), we plan to expand our U-verse services to a total of approximately 33 million customer locations and expect to be essentially complete by year-end 2015.

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

Atlantic Tele-Network, Inc. Transaction  In January 2013, we announced an agreement to acquire Atlantic Tele-Network, Inc.’s U.S. retail wireless operations, operated under the Alltel brand, for $780 in cash. Under the terms of the agreement, we will acquire wireless properties, including licenses, network assets, retail stores and approximately 585,000 subscribers. The transaction is subject to review by the FCC and the Department of Justice (DOJ) and to other customary closing conditions and is expected to close in the second half of 2013.

Spectrum Acquisitions  In January 2013, we announced an agreement to acquire spectrum in the 700 MHz B band from Verizon Wireless for $1,900 in cash and an assignment of Advanced Wireless Service (AWS) spectrum licenses in five markets. The 700 MHz licenses to be acquired by AT&T cover 42 million people in 18 states. The transaction is subject to review by the FCC and DOJ. We expect to close the transaction in the second half of 2013.

Leap Acquisition  On July 12, 2013, we announced an agreement to acquire Leap Wireless International, Inc. (Leap), a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap’s common stock, or approximately $1,260, plus one non-transferable contingent value right (CVR) per share. The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Chicago 700 MHz A-band FCC license held by Leap. As of June 30, 2013, Leap had approximately $2,700 of debt, net of cash. Under the terms of the agreement, we will acquire all of Leap’s stock and, thereby, acquire all of its wireless properties, including spectrum licenses, network assets, retail stores and approximately 5 million subscribers. Leap’s spectrum licenses include Personal Communications Services (PCS) and AWS bands and are largely complementary to our licenses. Leap’s network covers approximately 96 million people in 35 states and consists of a 3G Code Division Multiple Access (CDMA) network and an LTE network covering approximately 21 million people.

The agreement must be approved by Leap’s stockholders and stockholders holding approximately 29.9 percent of the outstanding common stock have agreed to support the transaction. The transaction also is subject to review by the FCC and the DOJ and to other customary closing conditions and is expected to close in approximately six to nine months from the announcement. The agreement also provides both parties with certain termination rights if the transaction does not close by July 11, 2014, which can be extended until January 11, 2015 if certain conditions have not been met by that date. Under certain circumstances, Leap may be required to pay a termination fee or AT&T may be required to provide Leap with a three-year roaming agreement for LTE data coverage in certain Leap markets lacking LTE coverage, if the transaction does not close. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain specified Leap spectrum assets. If AT&T does not exercise its right to purchase all of the specified Leap spectrum assets, Leap can then within 60 days after expiration of AT&T’s option require AT&T to purchase all of the specified spectrum assets.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Labor Contracts  As of June 30, 2013, we employed approximately 245,000 persons. Approximately 54 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. In June 2013, approximately 3,000 Connecticut-based wireline employees represented by the CWA ratified a new four-year contract; the previous contract had expired in April 2012. In May 2013, approximately 6,500 wireline employees represented by the IBEW and located mainly in the Midwest ratified a new four-year contract.

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
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopted rules to immediately address certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC will transition support amounts disbursed through its existing high-cost program to its new Connect America Fund, which eventually will award targeted high-cost support amounts to providers through a competitive process. We support many aspects of the order and new rules. AT&T and other parties have filed appeals of the FCC’s rules, which are pending in the Tenth Circuit Court of Appeals. Our appeal challenges only certain, narrow aspects of the order; AT&T intervened in support of the broad framework adopted by the order. We do not expect the FCC’s rules to have a material impact on our operating results.

Transition to IP-Based Network  In November 2012, we announced plans to significantly expand and enhance our wireless and wireline broadband networks to support future IP data growth and new services (referred to as Project VIP). In conjunction with Project VIP, we filed a petition with the FCC asking it to open a proceeding to facilitate the “telephone” industry’s transition from traditional transmission platforms and services to all IP-based networks and services. Our petition asks the FCC to conduct trial runs of the transition to next-generation services, including the upgrading of traditional telephone facilities and offerings and their replacement with IP-based alternatives. The objective of the trials is to inform policymakers and other stakeholders regarding the technological and policy dimensions of the IP transition and, in the process, identify the regulatory reforms needed to promote consumer interests and preserve private incentives to upgrade America’s broadband infrastructure. In May 2013, the FCC’s Technology Transition Task Force sought comment on potential trials to obtain data to assist the FCC in managing the transition to next-generation networks. We expect the FCC will decide by the end of this year whether to conduct such trials. We expect to transition wireline customers to an all IP-based network by 2020.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $4,548 in cash and cash equivalents available at June 30, 2013. Cash and cash equivalents included cash of $328 and money market funds and other cash equivalents of $4,220. In the first six months of 2013, cash outflows were primarily used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, and the acquisition of wireless spectrum. Cash flows were also used to return value to stockholders through dividends and stock repurchases. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2013, cash provided by operating activities was $17,711, compared to $17,325 for the first six months of 2012.

Cash Used in or Provided by Investing Activities
For the first six months of 2013, cash used in investing activities totaled $9,865, which consisted primarily of $9,665 for capital expenditures (excluding interest during construction), and wireless spectrum acquisitions of $1,169. These expenditures were partially offset by cash receipts of approximately $771 from the sale of a portion of our shares in América Móvil, $200 from the repayment of advances to YP Holdings and $101 from the return of investment in YP Holdings.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services, and support systems for our communications services. Capital spending in our Wireless segment of $5,227 represented 54% of our total spending and increased 14% in the first six months. Wireless expenditures were primarily used for network capacity expansion, integration and the deployment of LTE equipment upgrades and our High-Speed Downlink Packet Access network. The Wireline segment, which includes U-verse services, represented 46% of total capital expenditures and increased 7% in the first six months.

We continue to expect our capital expenditures during 2013 to be in the $21,000 range and expect capital expenditures for 2014 and 2015 to each be in the $20,000 range.

Cash Used in or Provided by Financing Activities
For the first six months of 2013, our financing activities included proceeds of $6,416 from the following debt issuances:
•
February 2013 issuance of $1,000 of 0.900% global notes due 2016 and $1,250 of floating rate notes due 2016. The floating rate for the note is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 38.5 basis points.

•	March 2013 issuance of $500 of 1.400% global notes due 2017.
•	March 2013 issuance of €1,250 of 2.500% global notes due 2023 (equivalent to $1,626 when issued) and €400 of 3.550% global notes due 2032 (equivalent to $520 when issued).
•	May 2013 issuance of £1,000 of 4.250% global notes due 2043 (equivalent to approximately $1,560 when issued).

In March 2013, we repaid €1,250 of 4.375% notes (equivalent to $1,641 when repaid) and $147 of 6.5% notes. Additionally, in May 2013, we announced the redemption of $300 of 7.375% notes, which was completed in July 2013.

In May 2013, we completed a repurchase authorization that was approved by our Board of Directors in July 2012. In March 2013, our Board of Directors authorized the repurchase of an additional 300 million shares of our common stock. During the first six months of 2013, we repurchased 257 million shares for $9,217 under these authorizations. At the end of the second quarter, we had 272 million shares remaining on the March 2013 authorization. We expect to make future repurchases opportunistically, which will slow the pace of buybacks compared to recent activity.

AT&T INC.
JUNE 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We paid dividends of $4,930 during the first six months of 2013, compared with $5,187 for the first six months of 2012, primarily reflecting the decline in shares outstanding due to our repurchases during the year, which offset the increase in the quarterly dividend approved by our Board of Directors in November 2012. Dividends declared by our Board of Directors totaled $0.45 per share in the second quarter of 2013 and $0.90 per share for the first six months of 2013 and $0.44 per share in the second quarter and $0.88 per share for the first six months of 2012. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2013, we had $3,256 of debt maturing within one year, $1,991 of which were long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth Corporation (BellSouth) that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2016 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At June 30, 2013, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil or YP Holdings. At June 30, 2013, our debt ratio was 46.6%, compared to 38.4% at June 30, 2012, and 43.0% at December 31, 2012. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

In October 2012, we filed an application with the U.S. Department of Labor (DOL) for approval to contribute a preferred equity interest in our Mobility business to the trust used to pay pension benefits under plans sponsored by AT&T. At the time we filed the application, the interest had a fair market value of $9,500. Prior to the contribution of the preferred interest, the estimated pension funding contribution for 2013 (required under ERISA) is approximately $175. We continue to work with the DOL to be able to make the contribution before the end of 2013. Our current financial statements reflect the impact of making this tax deductible contribution as a component of deferred tax expense and deferred tax liabilities. If we make the contribution after our 2012 tax return due date of September 16, 2013, we will take a tax deduction for our 2013 tax return and estimated payments.

AT&T INC.
JUNE 30, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2013, we had interest rate swaps with a notional value of $4,250 and a fair value of $201.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $14,136 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(82) at June 30, 2013. We have foreign exchange contracts with a notional value of $4 and a net fair value of less than $1 at June 30, 2013.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2013.

AT&T INC.
JUNE 30, 2013

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, adverse medical cost trends, unfavorable or delayed implementation of healthcare legislation, regulations or related court decisions.

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, the transition from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition policy, net neutrality, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, wireless license awards and renewals.

•
The final outcome of state and federal legislative efforts involving issues that are important to our business, including deregulation of IP-based services, relief from Carrier of Last Resort obligations, and elimination of state commission review of the withdrawal of services.

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
JUNE 30, 2013

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2013, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2013 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased 1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs 1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2013 - April 30, 2013	44,085,719	$37.46	44,080,000	317,097,255
May 1, 2013 - May 31, 2013	22,902,175	37.18	22,900,000	294,197,255
June 1, 2013 - June 30, 2013	22,650,002	35.50	22,649,704	271,547,551
Total	89,637,896	$36.89	89,629,704
1		In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. In July 2012, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock, which we completed in May 2013, and we completed the December 2010 authorization last year. The March 2013 authorization has no expiration date.
2		Of the shares repurchased, 8,192 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
JUNE 30, 2013

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10	AT&T Inc. Health Plan, amended and restated effective January 1, 2014
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AT&T Inc.

August 2, 2013                                                                                                          /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer