Form 10-Q
period 2013-09-30
AT&T INC.
filed 2013-11-01
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [   ]   No [X]

At October 31, 2013 there were 5,268 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues	$32,158	$31,459	$95,589	$94,856
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	13,403	12,602	39,227	37,673
Selling, general and administrative	7,952	8,308	24,406	24,657
Depreciation and amortization	4,615	4,512	13,715	13,571
Total operating expenses	25,970	25,422	77,348	75,901
Operating Income	6,188	6,037	18,241	18,955
Other Income (Expense)
Interest expense	(829)	(824)	(2,481)	(2,624)
Equity in net income of affiliates	91	182	494	537
Other income (expense) – net	50	47	370	122
Total other income (expense)	(688)	(595)	(1,617)	(1,965)
Income Before Income Taxes	5,500	5,442	16,624	16,990
Income tax expense	1,595	1,741	5,066	5,672
Net Income	3,905	3,701	11,558	11,318
Less: Net Income Attributable to Noncontrolling Interest	(91)	(66)	(222)	(197)
Net Income Attributable to AT&T	$3,814	$3,635	$11,336	$11,121
Basic Earnings Per Share Attributable to AT&T	$0.72	$0.63	$2.10	$1.90
Diluted Earnings Per Share Attributable to AT&T	$0.72	$0.63	$2.09	$1.90
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,315	5,771	5,402	5,848
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,331	5,792	5,419	5,869
Dividends Declared Per Common Share	$0.45	$0.44	$1.35	$1.32
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,905	$3,701	$11,558	$11,318
Other comprehensive income, net of tax:
Foreign Currency:
Translation adjustment (includes $(1), $0, $(2) and $0 attributable to noncontrolling interest), net of taxes of $(21), $33, $(86) and $109	(37)	57	(155)	199
Reclassification adjustment included in net income, net of taxes of $0, $0, $19 and $0	-	-	34	-
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $38, $31, $84 and $58	69	59	155	108
Reclassification adjustment realized in net income, net of taxes of $(2), $(28), $(7) and $(34)	(3)	(51)	(13)	(63)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $171, $126, $286 and $68	316	232	526	125
Reclassification adjustment included in net income, net of taxes of $4, $4, $12 and $11	7	8	22	21
Defined benefit postretirement plans:
Net unrealized gains (losses) from equity method investees arising during period, net of taxes of $0, $0, $0 and $(29)	-	-	-	(53)
Reclassification adjustment included in net income, net of taxes of $0, $0, $5 and $0	-	-	8	-
Amortization of net prior service credit included in net income, net of taxes of $(109), $(84), $(327) and ($255)	(178)	(137)	(533)	(411)
Other	-	(1)	-	-
Other comprehensive income (loss)	174	167	44	(74)
Total comprehensive income	4,079	3,868	11,602	11,244
Less: Total comprehensive income attributable to noncontrolling interest	(90)	(66)	(220)	(197)
Total Comprehensive Income Attributable to AT&T	$3,989	$3,802	$11,382	$11,047
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,371	$4,868
Accounts receivable - net of allowances for doubtful accounts of $491 and $547	12,444	12,657
Prepaid expenses	1,022	1,035
Deferred income taxes	682	1,036
Other current assets	2,916	3,110
Total current assets	18,435	22,706
Property, plant and equipment	282,445	270,907
Less: accumulated depreciation and amortization	(170,021)	(161,140)
Property, Plant and Equipment – Net	112,424	109,767
Goodwill	70,014	69,773
Licenses	56,304	52,352
Customer Lists and Relationships – Net	876	1,391
Other Intangible Assets – Net	5,020	5,032
Investments in and Advances to Equity Affiliates	3,949	4,581
Other Assets	7,577	6,713
Total Assets	$274,599	$272,315

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$7,873	$3,486
Accounts payable and accrued liabilities	20,433	20,494
Advanced billing and customer deposits	4,013	4,225
Accrued taxes	1,488	1,026
Dividends payable	2,376	2,556
Total current liabilities	36,183	31,787
Long-Term Debt	68,350	66,358
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	30,666	28,491
Postemployment benefit obligation	42,036	41,392
Other noncurrent liabilities	11,234	11,592
Total deferred credits and other noncurrent liabilities	83,936	81,475

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2013 and
December 31, 2012: issued 6,495,231,088 at September 30, 2013 and December 31, 2012)	6,495	6,495
Additional paid-in capital	91,021	91,038
Retained earnings	26,648	22,481
Treasury stock (1,214,987,626 at September 30, 2013 and 913,836,325
at December 31, 2012, at cost)	(43,731)	(32,888)
Accumulated other comprehensive income	5,282	5,236
Noncontrolling interest	415	333
Total stockholders’ equity	86,130	92,695
Total Liabilities and Stockholders’ Equity	$274,599	$272,315
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2013	2012
Operating Activities
Net income	$11,558	$11,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,715	13,571
Undistributed earnings from investments in equity affiliates	(232)	(483)
Provision for uncollectible accounts	653	835
Deferred income tax expense and noncurrent unrecognized tax benefits	2,389	3,441
Net (gain) loss from sale of investments, net of impairments	(272)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(440)	(571)
Other current assets	520	1,581
Accounts payable and accrued liabilities	(420)	(156)
Retirement benefit funding	(175)	-
Other - net	(417)	(853)
Total adjustments	15,321	17,338
Net Cash Provided by Operating Activities	26,879	28,656

Investing Activities
Construction and capital expenditures:
Capital expenditures	(15,565)	(13,619)
Interest during construction	(213)	(197)
Acquisitions, net of cash acquired	(4,025)	(551)
Dispositions	846	807
Sales (purchases) of securities, net	-	311
Return of advances to and investments in equity affiliates	301	-
Other	(4)	(2)
Net Cash Used in Investing Activities	(18,660)	(13,251)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	1,851	-
Issuance of other short-term borrowings	1,476	-
Repayment of other short-term borrowings	(1,476)	-
Issuance of long-term debt	6,416	6,935
Repayment of long-term debt	(2,131)	(8,042)
Purchase of treasury stock	(11,134)	(8,374)
Issuance of treasury stock	108	460
Dividends paid	(7,325)	(7,738)
Other	499	98
Net Cash Used in Financing Activities	(11,716)	(16,661)
Net decrease in cash and cash equivalents	(3,497)	(1,256)
Cash and cash equivalents beginning of year	4,868	3,045
Cash and Cash Equivalents End of Period	$1,371	$1,789
Cash paid during the nine months ended September 30 for:
Interest	$2,980	$3,214
Income taxes, net of refunds	$1,573	$390
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2013
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,038
Issuance of treasury stock		(8)
Share-based payments		(9)
Balance at end of period		$91,021

Retained Earnings
Balance at beginning of year		$22,481
Net income attributable to AT&T ($2.09 per diluted share)		11,336
Dividends to stockholders ($1.35 per share)		(7,169)
Balance at end of period		$26,648

Treasury Stock
Balance at beginning of year	(914)	$(32,888)
Repurchase of common stock	(312)	(11,134)
Issuance of treasury stock	11	291
Balance at end of period	(1,215)	$(43,731)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$5,236
Other comprehensive income attributable to AT&T		46
Balance at end of period		$5,282

Noncontrolling Interest
Balance at beginning of year		$333
Net income attributable to noncontrolling interest		222
Distributions		(161)
Acquisitions of noncontrolling interests		23
Translation adjustments attributable to noncontrolling interest, net of taxes		(2)
Balance at end of period		$415

Total Stockholders’ Equity at beginning of year		$92,695
Total Stockholders’ Equity at end of period		$86,130
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2013

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

Stock Repurchase Program  In May 2013, we completed a repurchase authorization that was approved by our Board of Directors in July 2012. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. During the first nine months of 2013, we repurchased 312 million shares for $11,134 under these authorizations. At September 30, 2013, we had 216 million shares remaining under the March 2013 authorization. The authorization has no expiration date.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for net income attributable to AT&T for the three and nine months ended September 30, 2013 and 2012, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerators
Numerator for basic earnings per share:
Net income	$3,905	$3,701	$11,558	$11,318
Net income attributable to noncontrolling interest	(91)	(66)	(222)	(197)
Net income attributable to AT&T	3,814	3,635	11,336	11,121
Dilutive potential common shares:
Share-based payment	3	3	9	9
Numerator for diluted earnings per share	$3,817	$3,638	$11,345	$11,130
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,315	5,771	5,402	5,848
Dilutive potential common shares:
Share-based payment	16	21	17	21
Denominator for diluted earnings per share	5,331	5,792	5,419	5,869
Basic earnings per share attributable to AT&T	$0.72	$0.63	$2.10	$1.90
Diluted earnings per share attributable to AT&T	$0.72	$0.63	$2.09	$1.90

At September 30, 2013 and 2012, we had issued and outstanding options to purchase approximately 12 million and 18 million shares of AT&T common stock. For the quarter ended September 30, 2013 and 2012, the exercise prices of 3 million and 2 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares. At September 30, 2013 and 2012, the exercise prices of 9 million and 16 million vested stock options were below market price.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI for the nine months ended September 30, 2013, are presented below. All amounts are net of tax and exclude noncontrolling interest.

At September 30, 2013 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gain (Loss) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of January 1, 2013	$(284)		$272		$(110)		$5,358		$5,236
Other comprehensive income (loss) before reclassifications	(153)		155		526		-		528
Amounts reclassified from accumulated OCI	34	1	(13)	2	22	3	(525)	4	(482)
Net other comprehensive income (loss)	(119)		142		548		(525)		46
Balance as of September 30, 2013	$(403)		$414		$438		$4,833		$5,282
1	Pre-tax translation loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
2	Realized gains are included in Other income (expense) - net in the consolidated statements of income.
3	Realized (gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
4
 The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income (see Note 5). Actuarial loss reclassifications related to our equity method investees are included in Other income (expense) - net in the consolidated statements of income.

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high-speed broadband, video and voice services and managed networking to business customers. Additionally, commissions on sales of satellite television services offered through our agency arrangements are included in the segment.

The Other segment includes our portion of the results from our international equity investment, our equity interest in YP Holdings LLC (YP Holdings), and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended September 30, 2013			Advertising			Consolidated Results
	Wireless	Wireline	Solutions	Other	Consolidations
Data	$5,509	$8,457	$-	$-	$-	$13,966
Voice, text and other	9,951	5,023	-	-	-	14,974
Equipment and other	2,020	1,190	-	8	-	3,218
Total segment operating revenues	17,480	14,670	-	8	-	32,158
Operations and support expenses	10,982	10,385	-	(12)	-	21,355
Depreciation and amortization expenses	1,875	2,736	-	4	-	4,615
Total segment operating expenses	12,857	13,121	-	(8)	-	25,970
Segment operating income (loss)	4,623	1,549	-	16	-	6,188
Interest expense	-	-	-	-	829	829
Equity in net income (loss) of affiliates	(18)	-	-	109	-	91
Other income (expense) – net	-	-	-	-	50	50
Segment income (loss) before income taxes	$4,605	$1,549	$-	$125	$(779)	$5,500

For the nine months ended September 30, 2013			Advertising			Consolidated Results
	Wireless	Wireline	Solutions	Other	Consolidations
Data	$15,990	$25,019	$-	$-	$-	$41,009
Voice, text and other	29,902	15,470	-	-	-	45,372
Equipment and other	5,570	3,609	-	29	-	9,208
Total segment operating revenues	51,462	44,098	-	29	-	95,589
Operations and support expenses	31,932	31,137	-	564	-	63,633
Depreciation and amortization expenses	5,553	8,146	-	16	-	13,715
Total segment operating expenses	37,485	39,283	-	580	-	77,348
Segment operating income (loss)	13,977	4,815	-	(551)	-	18,241
Interest expense	-	-	-	-	2,481	2,481
Equity in net income (loss) of affiliates	(55)	1	-	548	-	494
Other income (expense) – net	-	-	-	-	370	370
Segment income (loss) before income taxes	$13,922	$4,816	$-	$(3)	$(2,111)	$16,624

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2012			Advertising			Consolidated Results
	Wireless	Wireline	Solutions	Other	Consolidations
Data	$4,686	$7,987	$-	$-	$-	$12,673
Voice, text and other	10,220	5,563	-	-	-	15,783
Equipment and other	1,726	1,264	-	13	-	3,003
Total segment operating revenues	16,632	14,814	-	13	-	31,459
Operations and support expenses	10,432	10,246	-	232	-	20,910
Depreciation and amortization expenses	1,730	2,774	-	8	-	4,512
Total segment operating expenses	12,162	13,020	-	240	-	25,422
Segment operating income (loss)	4,470	1,794	-	(227)	-	6,037
Interest expense	-	-	-	-	824	824
Equity in net income (loss) of affiliates	(17)	-	-	199	-	182
Other income (expense) – net	-	-	-	-	47	47
Segment income (loss) before income taxes	$4,453	$1,794	$-	$(28)	$(777)	$5,442

For the nine months ended September 30, 2012			Advertising			Consolidated Results
	Wireless	Wireline	Solutions	Other	Consolidations
Data	$13,392	$23,722	$-	$-	$-	$37,114
Voice, text and other	30,845	17,151	-	-	-	47,996
Equipment and other	4,884	3,777	1,049	36	-	9,746
Total segment operating revenues	49,121	44,650	1,049	36	-	94,856
Operations and support expenses	30,000	30,849	773	708	-	62,330
Depreciation and amortization expenses	5,092	8,348	106	25	-	13,571
Total segment operating expenses	35,092	39,197	879	733	-	75,901
Segment operating income (loss)	14,029	5,453	170	(697)	-	18,955
Interest expense	-	-	-	-	2,624	2,624
Equity in net income (loss) of affiliates	(45)	(1)	-	583	-	537
Other income (expense) – net	-	-	-	-	122	122
Segment income (loss) before income taxes	$13,984	$5,452	$170	$(114)	$(2,502)	$16,990

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

On September 9, 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $9,104 on the contribution date. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. This preferred equity is a plan asset under ERISA and is recognized as such in the plan’s separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not included in plan assets in our consolidated financial statements. At the time of the contribution of the preferred equity interest, we made an additional cash contribution of $175 and have agreed to annual cash contributions of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016. These contributions combined with our existing pension assets, are essentially equivalent to the expected pension obligation at year-end.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. The following table details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income, expense credits are denoted with parentheses. A portion of these costs is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Pension cost:
Service cost – benefits earned during the period	$331	$301	$991	$915
Interest cost on projected benefit obligation	608	700	1,822	2,100
Expected return on assets	(828)	(880)	(2,484)	(2,640)
Amortization of prior service (credit)	(25)	(3)	(71)	(11)
Net pension cost	$86	$118	$258	$364

Postretirement cost:
Service cost – benefits earned during the period	$95	$81	$286	$247
Interest cost on accumulated postretirement benefit obligation	389	446	1,168	1,340
Expected return on assets	(177)	(200)	(533)	(601)
Amortization of prior service (credit)	(263)	(215)	(788)	(647)
Net postretirement cost	$44	$112	$133	$339

Combined net pension and postretirement cost	$130	$230	$391	$703

Our combined net pension and postretirement cost decreased $100 in the third quarter and $312 for the first nine months of 2013. The decrease is driven by lower interest costs, which reflect the declining bond rates used when valued at the beginning of the year and higher amortization of prior service credits due to plan changes, including changes to retiree costs for continued healthcare coverage. This decrease is partially offset by lower expected long-term return on plan assets reflecting each plan’s asset mix and continued uncertainty in the securities markets and the U.S. economy.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $27 in the third quarter of 2013, of which $25 was interest cost, and $82 for the first nine months, of which $76 was interest cost. In 2012, net supplemental retirement pension benefits cost was $31 in the third quarter, of which $29 was interest cost, and $94 for the first nine months, of which $87 was interest cost.

AT&T INC.
SEPTEMBER 30, 2013

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$74,103	$79,156	$69,578	$81,310
Commercial paper	1,851	1,851	-	-
Bank borrowings	1	1	1	1
Investment securities	2,525	2,525	2,218	2,218

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $109 have maturities of less than one year, $279 within one to three years, $175 within three to five years, and $252 for five or more years.

Our short-term investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,065	$-	$-	$1,065
International equities	583	-	-	583
Fixed income bonds	-	815	-	815
Asset Derivatives1
Interest rate swaps	-	216	-	216
Cross-currency swaps	-	1,657	-	1,657
Liability Derivatives1
Interest rate swaps	-	(4)	-	(4)
Cross-currency swaps	-	(557)	-	(557)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$873	$-	$-	$873
International equities	469	-	-	469
Fixed income bonds	-	837	-	837
Asset Derivatives1
Interest rate swaps	-	287	-	287
Cross-currency swaps	-	752	-	752
Foreign exchange contracts	-	1	-	1
Liability Derivatives1
Cross-currency swaps	-	(672)	-	(672)
1	Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

AT&T INC.
SEPTEMBER 30, 2013

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense on the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate notes payable they hedge due to changes in the designated benchmark interest rate and are recognized in interest expense. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2013 and September 30, 2012, no ineffectiveness was measured.

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

We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro and British pound sterling denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2013 and September 30, 2012, no ineffectiveness was measured.

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

We may hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. In the nine months ended September 30, 2013 and September 30, 2012, no ineffectiveness was measured.

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2013, we had posted collateral of $17 (a deposit asset) and held collateral of $1,190 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Standards & Poor’s and two rating levels by Fitch, Inc., before the final collateral exchange in September, we would have been required to post additional collateral of $55. At December 31, 2012, we had posted collateral of $22 (a deposit asset) and held collateral of $543 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2013	2012
Interest rate swaps	$4,750	$3,000
Cross-currency swaps	14,136	12,071
Foreign exchange contracts	4	51
Total	$18,890	$15,122

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$9	$(21)	$(78)	$(158)
Gain (Loss) on long-term debt	(9)	21	78	158

In addition, the net swap settlements that accrued and settled in the quarters ended September 30 were offset against interest expense.

	Three months ended		Nine months ended
Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$482	$355	$807	$190

Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(11)	(12)	(34)	(32)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	5	3	5	3

AT&T INC.
SEPTEMBER 30, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Atlantic Tele-Network, Inc.  In September 2013, we acquired Atlantic Tele-Network, Inc.’s U.S. retail wireless operations, operated under the Alltel brand, for $806 in cash, which includes closing adjustments. Under the terms of the agreement, we acquired wireless properties, with a preliminary value of $322 in licenses and $239 of goodwill.

700 MHz Spectrum  In September 2013, we acquired spectrum in the 700 MHz B band from Verizon Wireless for $1,900 in cash and an assignment of Advanced Wireless Service (AWS) spectrum licenses in five markets. The 700 MHz licenses acquired by AT&T cover 42 million people in 18 states. We recognized a gain of approximately $293 on this and other spectrum transactions.

Pending Acquisitions
Leap  In July 2013, we announced an agreement to acquire Leap Wireless International, Inc. (Leap), a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap’s common stock, or approximately $1,260, plus one non-transferable contingent value right (CVR) per share. The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Chicago 700 MHz A-band Federal Communications Commission (FCC) license held by Leap. As of June 30, 2013, Leap had approximately $2,700 of debt, net of cash. Under the terms of the agreement, we will acquire all of Leap’s stock and, thereby, acquire all of its wireless properties, including spectrum licenses, network assets, retail stores and approximately 5 million subscribers. Leap’s spectrum licenses include Personal Communications Services (PCS) and AWS bands and are largely complementary to our licenses. Leap’s network covers approximately 96 million people in 35 states and consists of a 3G CDMA network and an LTE network covering approximately 21 million people.

The agreement was approved by Leap’s stockholders on October 30, 2013. The transaction is subject to review by the FCC and Department of Justice (DOJ). The review process is underway at both agencies. The transaction is expected to close in the first quarter of 2014. The agreement provides both parties with certain termination rights if the transaction does not close by July 11, 2014, which can be extended until January 11, 2015, if certain conditions have not been met by that date. Under certain circumstances, Leap may be required to pay a termination fee or AT&T may be required to provide Leap with a three-year roaming agreement for LTE data coverage in certain Leap markets lacking LTE coverage, if the transaction does not close. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain specified Leap spectrum assets. If AT&T does not exercise its right to purchase all of the specified Leap spectrum assets, Leap can then within 60 days after expiration of AT&T’s option require AT&T to purchase all of the specified spectrum assets.

NOTE 8. SUBSEQUENT EVENTS

On October 20, 2013, we announced an agreement with Crown Castle International Corp. (Crown Castle) in which Crown Castle will have the exclusive rights to lease and operate approximately 9,100 and purchase approximately 600 of our wireless towers for $4,850. Under the terms of the leases, Crown Castle will have exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, Crown Castle will have fixed price purchase options for these towers totaling approximately $4,200, based on their estimated fair market values at the end of the lease terms. We will sublease capacity on the towers from Crown Castle for a minimum of 10 years at current market rates, with options to renew. We plan to account for the proceeds as a financing obligation and expect this transaction to close by year-end 2013, subject to standard closing conditions.

AT&T INC.
SEPTEMBER 30, 2013

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2013 and 2012 are summarized as follows:

	Third Quarter			Nine-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Operating Revenues	$32,158	$31,459	2.2%	$95,589	$94,856	0.8%
Operating expenses
Cost of services and sales	13,403	12,602	6.4	39,227	37,673	4.1
Selling, general and administrative	7,952	8,308	(4.3)	24,406	24,657	(1.0)
Depreciation and amortization	4,615	4,512	2.3	13,715	13,571	1.1
Total Operating Expenses	25,970	25,422	2.2	77,348	75,901	1.9
Operating Income	6,188	6,037	2.5	18,241	18,955	(3.8)
Income Before Income Taxes	5,500	5,442	1.1	16,624	16,990	(2.2)
Net Income	3,905	3,701	5.5	11,558	11,318	2.1
Net Income Attributable to AT&T	$3,814	$3,635	4.9%	$11,336	$11,121	1.9%

Overview
Operating income increased $151, or 2.5%, in the third quarter and decreased $714, or 3.8%, for the first nine months of 2013. Both operating revenues and expenses in the first nine months of 2012 include results for our sold Advertising Solutions segment, which had a negative impact on comparisons to operating income for the first nine months of 2013. Operating income increased in the third quarter reflecting continued growth in wireless data and equipment revenues, increased revenues from AT&T U-verse® (U-verse) and strategic services, and gains realized on spectrum transactions. These increases were partially offset by continued declines in our traditional voice and data services, higher wireless equipment costs, increased expenses for new product development as well as increased expenses supporting U-verse subscriber growth. Operating income for the first nine months was driven by the same factors as for the quarter; however it was also impacted by higher wireless commission expenses and the sale of our Advertising Solutions segment. Our operating income margin in the third quarter was 19.2% in both 2012 and 2013 and for the first nine months decreased from 20.0% in 2012 to 19.1% in 2013.

Operating revenues increased $699, or 2.2%, in the third quarter and $733, or 0.8%, for the first nine months of 2013. Wireless data and equipment revenues increased, reflecting the increasing percentage of wireless subscribers choosing smartphones. Continued growth in U-verse services from residential customers and strategic services also contributed to higher operating revenues. The revenue increases were partially offset by continued declines in wireline voice and wireless voice and text revenues. The sale of our Advertising Solutions segment also contributed to lower revenues for the first nine months.

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
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $801, or 6.4%, in the third quarter and $1,554, or 4.1%, for the first nine months of 2013. The increases were primarily due to increased wireless equipment costs related to device sales, increased wireline costs attributable to U-verse subscriber growth and wireless network costs. The increases were partially offset by decreased wireless interconnect and long-distance costs, and lower costs associated with Universal Service Fund (USF) fees. For the first nine months offsets also included the sale of the Advertising Solutions segment.

Selling, general and administrative expenses decreased $356, or 4.3%, in the third quarter and $251, or 1.0%, for the first nine months of 2013. The decreases were primarily due to gains on spectrum transactions, decreased wireline employee related expenses and lower financing-related costs associated with our pension and postretirement benefits (referred to as Pension/OPEB expenses) and, for the first nine months, the sale of the Advertising Solutions segment. These lower expenses were partially offset by increased commissions related to smartphone upgrades, wireless selling and administrative expenses and higher wireline contract service expenses.

Depreciation and amortization expenses increased $103, or 2.3%, in the third quarter and $144, or 1.1%, for the first nine months of 2013. Expenses increased due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets and lower amortization of intangibles for customer lists related to acquisitions. The sale of our Advertising Solutions segment also contributed to lower depreciation and amortization expenses for the first nine months.

Interest expense increased $5, or 0.6%, in the third quarter and decreased $143, or 5.4%, for the first nine months of 2013. The increase in the third quarter was due to higher average debt balances offset by lower average interest rates. The decrease for the first nine months reflects our prior-year debt refinancing activity, which contributed to lower average interest rates in 2013 and one-time charges associated with the early redemption of debt in 2012. These decreases were partially offset by higher average debt balances.

Equity in net income of affiliates decreased $91, or 50.0%, in the third quarter and $43, or 8.0% for the first nine months of 2013. Decreased equity in net income of affiliates in the third quarter was primarily due to decreased earnings at América Móvil, S.A. de C.V. (América Móvil) and YP Holdings LLC (YP Holdings). Decreased equity in net income of affiliates for the first nine months was primarily due to foreign exchange impacts at América Móvil, partially offset by earnings from YP Holdings.

Other income (expense) – net We had other income of $50 in the third quarter and $370 for the first nine months of 2013, compared to other income of $47 in the third quarter and $122 for the first nine months of 2012. Results in the third quarter and for the first nine months of 2013 included interest and dividend income of $14 and $54 and leveraged lease income of $6 and $21, respectively. Income for the first nine months of 2013 also included a net gain on the sale of América Móvil shares and other investments of $272.

Other income in the third quarter and for the first nine months of 2012 included interest and dividend income of $17 and $51 and leveraged lease income of $5 and $46 and a net gain on the sale of investments of $83 and $82, respectively. This income was partially offset by a third-quarter investment impairment of $55.

Income taxes decreased $146, or 8.4%, in the third quarter and $606, or 10.7%, for the first nine months of 2013. Our effective tax rate was 29.0% for the third quarter and 30.5% for the first nine months of 2013, as compared to 32.0% for the third quarter and 33.4% for the first nine months of 2012. The decrease in effective tax rate for both the third quarter and the first nine months was primarily due to recognition of benefits related to tax audit settlements and prior-year asset sales.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	September 30,
	2013	2012
Wireless subscribers (000)	109,460	105,871
Network access lines in service (000)	25,680	30,443
Total wireline broadband connections (000)	16,427	16,392
Debt ratio1	46.9%	38.6%
Ratio of earnings to fixed charges2	5.43	5.36
Number of AT&T employees	246,740	241,130

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

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, U-verse high-speed broadband, video, voice services, and managed networking to business customers. Additionally, commissions on sales of satellite television services offered through our agency arrangements are included in the segment.

The Advertising Solutions segment included our directory operations, which published Yellow and White Pages directories and sold directory advertising, Internet-based advertising and local search through May 8, 2012.

The Other segment includes our portion of the results from our international equity investment, our equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

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
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Segment operating revenues
Data	$5,509	$4,686	17.6%	$15,990	$13,392	19.4%
Voice, text and other service	9,951	10,220	(2.6)	29,902	30,845	(3.1)
Equipment	2,020	1,726	17.0	5,570	4,884	14.0
Total Segment Operating Revenues	17,480	16,632	5.1	51,462	49,121	4.8
Segment operating expenses
Operations and support	10,982	10,432	5.3	31,932	30,000	6.4
Depreciation and amortization	1,875	1,730	8.4	5,553	5,092	9.1
Total Segment Operating Expenses	12,857	12,162	5.7	37,485	35,092	6.8
Segment Operating Income	4,623	4,470	3.4	13,977	14,029	(0.4)
Equity in Net Income (Loss) of Affiliates	(18)	(17)	(5.9)	(55)	(45)	(22.2)
Segment Income	$4,605	$4,453	3.4%	$13,922	$13,984	(0.4)%

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:
	Third Quarter			Nine-Month Period
			Percent			Percent
(Subscribers in 000s)	2013	2012	Change	2013	2012	Change
Wireless Subscribers1				109,460	105,871	3.4%
Gross Subscriber Additions2	5,251	4,914	6.9%	14,978	15,162	(1.2)
Net Subscriber Additions2	989	678	45.9	1,912	2,670	(28.4)
Total Churn3	1.31%	1.34%	(3) BP	1.35%	1.33%	2 BP

Postpaid Smartphone Subscribers				50,637	44,528	13.7%
Postpaid Data-Centric Device and Other Phone Subscribers				21,395	25,219	(15.2)
Total Postpaid Subscribers				72,032	69,747	3.3
Net Postpaid Subscriber Additions2	363	151	-	1,210	658	83.9
Postpaid Churn3	1.07%	1.08%	(1) BP	1.04%	1.05%	(1) BP

Prepaid Subscribers				7,425	7,545	(1.6)%
Net Prepaid Subscriber Additions2	192	77	-	19	294	(93.5)

Reseller Subscribers				14,089	14,573	(3.3)%
Net Reseller Subscriber Additions2	(285)	137	-	(951)	793	-

Connected Device Subscribers4				15,914	14,006	13.6%
Net Connected Device Subscriber Additions	719	313	-	1,634	925	76.6
1	Represents 100% of AT&T Mobility wireless subscribers.
2	Excludes merger and acquisition-related additions during the period.
3
Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

4
Includes data-centric devices such as eReaders, automobile monitoring systems, and fleet management - excludes tablet subscribers, which are primarily reflected in our postpaid subscriber category, with the remainder in prepaid.

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

As technology evolves, rapid changes are occurring in the handset and device industry with the continual introduction of new models or significant revisions of existing models. We believe a broad offering of a wide variety of smartphones reduces dependence on any single operating system or manufacturer as these products continue to evolve in terms of technology and subscriber appeal. In the first nine months of 2013, we continued to see increasing use of smartphones by our postpaid subscribers. Of our total postpaid phone subscriber base, 74.7% (or 50.6 million subscribers) use smartphones, up from 66.1% (or 44.5 million subscribers) a year earlier. As is common in the industry, most of our subscribers’ phones are designed to work only with our wireless technology, requiring subscribers who desire to move to a new carrier with a different technology to purchase a new device.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our postpaid subscribers typically sign a two-year contract, which includes discounted handsets and early termination fees. About 90% of our postpaid smartphone subscribers are on FamilyTalk® Plans (family plans), Mobile Share plans or business plans, which provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. We offer our Mobile to Any Mobile feature, which enables our subscribers on these and other qualifying plans to make unlimited mobile calls to any mobile number in the United States, subject to certain conditions. We also offer data plans at different price levels (usage-based data plans) to attract a wide variety of subscribers and to differentiate us from our competitors. Our postpaid subscribers on data plans increased 12.0% year over year. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with 72.0% (or 36.4 million) on these plans as of September 30, 2013, up from 63.9% (or 28.5 million) as of September 30, 2012. About 80% of subscribers on usage-based data plans have chosen the higher-priced plans. We recently expanded our Mobile Share data plans to include additional, larger usage levels, and we have introduced a program allowing subscribers to more frequently upgrade handsets using an installment payment plan. Participation in these plans continues to increase. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn.

As of September 30, 2013, about 70% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network), and about 42% of our postpaid smartphone subscribers use an LTE device. Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the Federal Communications Commission (FCC) make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

Wireless Metrics
Subscriber Additions As of September 30, 2013, we served 109.5 million wireless subscribers, an increase of 3.4% when compared to the prior year. Gross subscriber additions (gross additions) in the third quarter were 6.9% higher than in the third quarter of 2012, primarily due to increased smartphone sales and growth in the connected device subscriber base. Gross additions for the first nine months of 2013 were 1.2% lower than the comparable period of the prior year, reflecting competition in the wireless industry and market saturation, which we expect will continue to limit the rate of growth in the industry’s subscriber base. Higher net subscriber additions (net additions) in the third quarter were primarily due to growth in smartphone sales and the connected device subscriber base. Lower net subscriber additions (net additions) for the first nine months of 2013 were primarily attributable to losses in reseller low-revenue accounts.

The increases in net postpaid additions reflect the migration of prepaid tablet subscribers to our postpaid plans, contributing to an increase in postpaid tablet subscribers of 388,000 in the third quarter and 1,151,000 for the first nine months of 2013. The introduction of LTE-capable GoPhones and new pricing plans contributed to the increase in net prepaid additions when compared to the third quarter of 2012.

Average service revenue per user (ARPU) – Postpaid increased 1.5% in the third quarter and 1.4% for the first nine months of 2013. Postpaid data services ARPU increased 16.6% in the third quarter and 17.4% for the first nine months of 2013, reflecting greater use of smartphones and data-centric devices by our subscribers.

The growth in postpaid data services ARPU was partially offset by a 5.1% decrease in postpaid voice, text and other service ARPU in the third quarter and 5.3% decrease for the first nine months of 2013. Voice, text and other service ARPU declined due to lower access and airtime charges, triggered in part by postpaid subscribers on our discount plans and lower roaming revenues.

ARPU – Total increased 0.9% in the third quarter and 0.7% for the first nine months of 2013, reflecting growth in data services as more subscribers are using smartphones and tablets and choosing higher-priced usage-based data plans. Data services ARPU increased 14.3% in the third quarter and 15.9% for the first nine months of 2013. Voice, text and other service ARPU declined 5.3% in the third quarter and 5.9% for the first nine months of 2013 primarily due to voice access and usage trends and a shift toward a greater percentage of data-centric devices, as well as lower regulatory fees. We expect continued growth in data services ARPU as more subscribers use smartphones and data-centric devices and continue to choose higher-priced usage-based data plans. As technology and devices evolve, we also expect continued pressure on voice, text and other service ARPU.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Churn  The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. The total churn rate was lower in the third quarter with higher net postpaid additions and improvements in net connected device additions. A higher total churn rate for the first nine months of 2013 was primarily associated with the disconnection of reseller low-revenue accounts. The postpaid churn rate was slightly lower in the third quarter and for the first nine months of 2013.

Operating Results
Our Wireless segment operating income margin in the third quarter decreased from 26.9% in 2012 to 26.4% in 2013 and for the first nine months decreased from 28.6% in 2012 to 27.2% in 2013. Wireless segment operating income increased $153, or 3.4%, in the third quarter and decreased $52, or 0.4%, for the first nine months of 2013. The decreases in operating margin and year-to-date operating income reflected higher costs associated with upgrade activity and subsidies associated with growing smartphone sales, partially offset by continued data revenue growth. The increase in third-quarter operating income reflected continued data growth and higher smartphone sales and upgrades, partially offset by the costs of higher smartphone sales and upgrade activity.

Voice, text and other service revenues decreased $269, or 2.6%, in the third quarter and $943, or 3.1%, for the first nine months of 2013. While we had a 3.4% year-over-year increase in the number of wireless subscribers, these revenues continue to decline due to lower access and airtime charges.

Data service revenues increased $823, or 17.6%, in the third quarter and $2,598, or 19.4%, for the first nine months of 2013. The increases were primarily due to the increased number of subscribers using smartphones and data-centric devices, such as tablets, eReaders, and mobile navigation devices. Data service revenues accounted for 34.8% of our wireless service revenues for the first nine months of 2013, compared to 30.3% last year.

Equipment revenues increased $294, or 17.0%, in the third quarter and $686, or 14.0%, for the first nine months of 2013 due to year-over-year increases in smartphone sales as a percentage of total device sales to postpaid subscribers and higher device upgrades.

Operations and support expenses increased $550, or 5.3%, in the third quarter and $1,932, or 6.4%, for the first nine months of 2013. The increases in the third quarter and for the first nine months were primarily due to the following:
•	Equipment costs increased $521 and $1,526 reflecting an increase in upgrade activity and total device sales, as well as the sales of more expensive smartphones.
•	Commission expenses increased $105 and $316 due primarily to higher upgrade activity and total device sales and a year-over-year increase in smartphone sales as a percentage of total device sales.
•
Selling expenses (other than commissions) and administrative expenses increased $36 and $377 due primarily to increases of: $35 and $197 in employee-related costs; $138 in advertising costs for the first nine months of 2013; and $40 and $148 in information technology costs in conjunction with ongoing support systems development. Partially offsetting these increases were bad debt expense declines of $36 and $138.

•	Network system costs increased $32 and $187 due to higher personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts.

Partially offsetting these increases were the following:
•	Interconnect and long-distance costs decreased $114 and $326 due to third-party credits and lower usage costs in the current period.
•	USF fees decreased $4 and $102 primarily due to federal rate decreases, which are offset by lower USF revenues.

Depreciation and amortization expenses increased $145, or 8.4%, in the third quarter and $461, or 9.1%, for the first nine months of 2013. Depreciation expense increased $213, or 13.2%, in the third quarter and $670, or 14.3%, for the first nine months primarily due to ongoing capital spending for network upgrades and expansion. Amortization expense decreased $68, or 59.1%, in the third quarter and $209, or 52.8%, for the first nine months primarily due to lower amortization of intangibles for customer lists related to acquisitions.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter				Nine-Month Period
	2013	2012	Percent Change		2013	2012	Percent Change

Segment operating revenues
Data	$8,457	$7,987	5.9%		$25,019	$23,722	5.5%
Voice	5,023	5,563	(9.7)		15,470	17,151	(9.8)
Other	1,190	1,264	(5.9)		3,609	3,777	(4.4)
Total Segment Operating Revenues	14,670	14,814	(1.0)		44,098	44,650	(1.2)
Segment operating expenses
Operations and support	10,385	10,246	1.4		31,137	30,849	0.9
Depreciation and amortization	2,736	2,774	(1.4)		8,146	8,348	(2.4)
Total Segment Operating Expenses	13,121	13,020	0.8		39,283	39,197	0.2
Segment Operating Income	1,549	1,794	(13.7)		4,815	5,453	(11.7)
Equity in Net Income (Loss) of Affiliates	-	-	-		1	(1)	-
Segment Income	$1,549	$1,794	(13.7	) %	$4,816	$5,452	(11.7	) %

Operating Results
Our Wireline segment operating income margin in the third quarter decreased from 12.1% in 2012 to 10.6% in 2013, and for the first nine months decreased from 12.2% in 2012 to 10.9% in 2013. Segment operating income decreased $245, or 13.7%, in the third quarter and $638, or 11.7%, for the first nine months of 2013. The decrease in operating margins and income was driven primarily by lower voice revenue and higher operations and support expense, partially offset by data revenue growth and lower depreciation and amortization expenses.

Data revenues increased $470, or 5.9%, in the third quarter and $1,297, or 5.5%, for the first nine months of 2013. Data revenues accounted for approximately 57% of wireline operating revenues for the first nine months of 2013 and 53% for the first nine months of 2012. Data revenue includes IP, strategic business and traditional data services.
•
IP data revenues (excluding strategic business services below) increased $428, or 11.5%, in the third quarter and $1,237, or 11.4%, for the first nine months of 2013 primarily driven by higher U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the third quarter and for the first nine months U-verse revenue from consumer customers increased $318 and $957 for high speed Internet access, $244 and $736 for video and $76 and $198 for voice, respectively. These increases were partially offset by a decrease of $191 and $557 in DSL revenue as customers continue to shift to our U-verse or competitors’ high speed Internet access offerings. We expect DSL revenue to continue to decline as a percentage of our overall data revenues.

•
Strategic business services, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers, increased $293, or 15.7%, in the third quarter and $772, or 14.1%, for the first nine months of 2013 primarily driven by migration from our legacy services. In the third quarter and for the first nine months revenue from Ethernet increased $76 and $215, VPN increased by $116 and $251, U-verse services increased $32 and $103, VoIP increased $27 and $78 and EaMIS increased $22 and $78, respectively.

•
Traditional data revenues, which include circuit-based and packet-switched data services, decreased $251, or 10.5%, in the third quarter and $719, or 9.7%, for the first nine months of 2013. This decrease was primarily due to lower demand as customers continue to shift to more advanced IP-based technology such as Ethernet, VPN, U-verse High Speed Internet access and managed Internet services. We expect these traditional services to continue to decline as a percentage of our overall data revenues.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Voice revenues decreased $540, or 9.7%, in the third quarter and $1,681, or 9.8%, for the first nine months of 2013 primarily due to declining demand for traditional voice services by our consumer and business customers. Included in voice revenues are revenues from local voice, long-distance (including international) and local wholesale services. Voice revenues do not include VoIP revenues, which are included in data revenues.
•
Local voice revenues decreased $341, or 9.9%, in the third quarter and $1,051, or 9.9%, for the first nine months of 2013. The decrease was driven primarily by a 15.6% decline in total switched access lines. We expect our local voice revenue to continue to be negatively affected by competition from alternative technologies, primarily wireless and VoIP.

•
Long-distance revenues decreased $192, or 10.3%, in the third quarter and $617, or 10.7%, for the first nine months of 2013. Lower demand for long-distance service from our business and consumer customers decreased revenues $158 in the third quarter and $514 for the first nine months of 2013. Additionally, expected declines in the number of our national mass-market customers decreased revenues $33 in the third quarter and $103 for the first nine months of 2013.

Other operating revenues decreased $74, or 5.9%, in the third quarter and $168, or 4.4%, for the first nine months of 2013. Major items included in other operating revenues are integration services and customer premises equipment, government-related services and outsourcing, which account for approximately 60% of total other revenue for the periods reported.

Operations and support expenses increased $139, or 1.4%, in the third quarter and $288, or 0.9%, for the first nine months of 2013. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The increase in the third quarter of 2013 was primarily due to increased cost of sales of $167, primarily related to U-verse related expenses, contract services of $56, and materials and supplies expense of $32. These increases were partially offset by lower employee related expenses of $138.

The increase for the first nine months of 2013 was primarily due to increased cost of sales of $533, primarily related to U-verse related expenses, contract services of $166, and advertising expense of $131. These increases were partially offset by lower employee related expenses of $382 and USF fees of $122, which are offset by lower USF revenue.

Depreciation and amortization expenses decreased $38, or 1.4%, in the third quarter and $202, or 2.4%, for the first nine months of 2013. The decrease was primarily related to lower amortization of intangibles for customer lists associated with acquisitions and lower depreciation as assets become fully depreciated.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided at September 30, 2013 and 2012 are shown below and trends are addressed throughout the preceding segment discussion.

	September 30,	September 30,	Percent
(in 000s)	2013	2012	Change
U-verse High Speed Internet	9,745	7,108	37.1%
DSL and Other Broadband Connections	6,682	9,284	(28.0)
Total Wireline Broadband Connections1	16,427	16,392	0.2

Total U-verse Video Connections	5,266	4,344	21.2

Retail Consumer Switched Access Lines	13,133	16,486	(20.3)
U-verse Consumer VoIP Connections	3,616	2,733	32.3
Total Retail Consumer Voice Connections	16,749	19,219	(12.9)

Switched Access Lines
Retail Consumer	13,133	16,486	(20.3)
Retail Business	10,633	11,784	(9.8)
Retail Subtotal	23,766	28,270	(15.9)

Wholesale Subtotal	1,654	1,848	(10.5)

Total Switched Access Lines2	25,680	30,443	(15.6	) %
1	Total wireline broadband connections include DSL, U-verse High Speed Internet and satellite broadband.
2	Total switched access lines includes access lines provided to national mass markets and private payphone service providers of 260 at September 30, 2013 and 325 at September 30, 2012.

Advertising Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change
Total Segment Operating Revenues	$-	$-	-	$-	$1,049	-
Segment operating expenses
Operations and support	-	-	-	-	773	-
Depreciation and amortization	-	-	-	-	106	-
Total Segment Operating Expenses	-	-	-	-	879	-
Segment Income	$-	$-	-	$-	$170	-

On May 8, 2012, we completed the sale of our Advertising Solutions segment to an affiliate of Cerberus Capital Management, L.P.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Other
Segment Results
	Third Quarter			Nine-Month Period
	2013	2012	Percent Change	2013	2012	Percent Change

Total Segment Operating Revenues	$8	$13	(38.5)%	$29	$36	(19.4)%
Total Segment Operating Expenses	(8)	240	-	580	733	(20.9)
Segment Operating Income (Loss)	16	(227)	-	(551)	(697)	20.9
Equity in Net Income of Affiliates	109	199	(45.2)	548	583	(6.0)
Segment Income (Loss)	$125	$(28)	-	$(3)	$(114)	97.4%

The Other segment includes our portion of the results from América Móvil, our equity interest in YP Holdings, and costs to support corporate-driven activities and operations. Also included in the Other segment are impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Segment operating revenues decreased $5, or 38.5%, in the third quarter and $7, or 19.4%, for the first nine months of 2013. Operating revenues are from leased equipment programs.

Segment operating expenses decreased $248 in the third quarter and $153, or 20.9%, for the first nine months of 2013. Operating expenses in the third quarter and for the first nine months of 2013 include gains of $293 associated with the transfers of Advanced Wireless Service (AWS) licenses as part of our 700 MHz spectrum acquisitions. Lower operating expenses were also due to lower Pension/OPEB financing costs, which were partially offset by higher new product development expenses and higher corporate support and capital leasing operations costs.

Equity in net income of affiliates decreased $90, or 45.2%, in the third quarter and $35, or 6.0%, for the first nine months of 2013. Decreased equity in net income of affiliates in the third quarter was primarily due to reduced earnings from América Móvil and YP Holdings. The decrease for the first nine months was primarily due to foreign exchange impacts at América Móvil, partially offset by earnings from YP Holdings.

Our equity in net income of affiliates by major investment is listed below:

	Third Quarter		Nine-Month Period
	2013	2012	2013	2012
América Móvil	$85	$126	$410	$490
YP Holdings	23	75	138	94
Other	1	(2)	-	(1)
Other Segment Equity in Net Income of Affiliates	$109	$199	$548	$583

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As of September 30, 2013, we are marketing U-verse services to approximately 26.0 million customer locations (locations eligible to receive U-verse service). As of September 30, 2013, we had 10.0 million total U-verse subscribers (high-speed Internet and video), including 9.7 million Internet and 5.3 million video subscribers (subscribers to both services are only counted once in the total). As part of Project Velocity IP (VIP), we plan to expand our U-verse services to a total of approximately 33 million customer locations and expect to be essentially complete by year-end 2015.

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

Atlantic Tele-Network, Inc. Transaction  In September 2013, we acquired Atlantic Tele-Network, Inc.’s U.S. retail wireless operations, operated under the Alltel brand, for $806 in cash, which includes closing adjustments. Under the terms of the agreement, we acquired wireless properties, including licenses, network assets, retail stores and approximately 550,000 subscribers.

Spectrum Acquisitions  In September 2013, we acquired spectrum in the 700 MHz B band from Verizon Wireless for $1,900 in cash and an assignment of AWS spectrum licenses in five markets. The 700 MHz licenses acquired by AT&T cover 42 million people in 18 states.

Leap Acquisition  In July 2013, we announced an agreement to acquire Leap Wireless International, Inc. (Leap), a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap’s common stock, or approximately $1,260, plus one non-transferable contingent value right (CVR) per share. The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Chicago 700 MHz A-band FCC license held by Leap. As of June 30, 2013, Leap had approximately $2,700 of debt, net of cash. Under the terms of the agreement, we will acquire all of Leap’s stock and, thereby, acquire all of its wireless properties, including spectrum licenses, network assets, retail stores and approximately 5 million subscribers. Leap’s spectrum licenses include Personal Communications Services (PCS) and AWS bands and are largely complementary to our licenses. Leap’s network covers approximately 96 million people in 35 states and consists of a 3G CDMA network and an LTE network covering approximately 21 million people.

The agreement was approved by more than 99 percent of votes cast by Leap’s stockholders on October 30, 2013. The transaction is subject to review by the FCC and Department of Justice (DOJ). The review process is underway at both agencies. The transaction is expected to close in the first quarter of 2014. The agreement provides both parties with certain termination rights if the transaction does not close by July 11, 2014, which can be extended until January 11, 2015 if certain conditions have not been met by that date. Under certain circumstances, Leap may be required to pay a termination fee or AT&T may be required to provide Leap with a three-year roaming agreement for LTE data coverage in certain Leap markets lacking LTE coverage, if the transaction does not close. If Leap enters into the roaming agreement, AT&T will then have the option within 30 days after entry into the roaming agreement to purchase certain specified Leap spectrum assets. If AT&T does not exercise its right to purchase all of the specified Leap spectrum assets, Leap can then within 60 days after expiration of AT&T’s option require AT&T to purchase all of the specified spectrum assets.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Tower Transaction  On October 20, 2013, we announced an agreement with Crown Castle International Corp. (Crown Castle) in which Crown Castle will have the exclusive rights to lease and operate approximately 9,100 and purchase approximately 600 of our wireless towers for $4,850. Under the terms of the leases, Crown Castle will have exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, Crown Castle will have fixed price purchase options for these towers totaling approximately $4,200, based on their estimated fair market values at the end of the lease terms. We will sublease capacity on the towers from Crown Castle for a minimum of 10 years at current market rates, with options to renew. We plan to account for the proceeds as a financing obligation and expect this transaction to close by year-end 2013, subject to standard closing conditions.

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

We provide wireless services in robustly competitive markets, but those services are subject to substantial and increasing governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015, and also authorized the FCC to conduct an “incentive auction,” to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees. The FCC has initiated proceedings to establish rules that would govern this process. It also initiated a separate proceeding to review its policies governing mobile spectrum holdings and consider whether there should be limits on the amount of spectrum a wireless service provider may possess. We seek to ensure that we have the opportunity, through the incentive auction and otherwise, to obtain the spectrum we need to provide our customers with high-quality service. While wireless communications providers’ prices and service offerings are generally not subject to state regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopted rules to immediately address certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC will transition support amounts disbursed through its existing high-cost program to its new Connect America Fund, which eventually will award targeted high-cost support amounts to providers through a competitive process. We support many aspects of the order and new rules. AT&T and other parties have filed appeals of the FCC’s rules, which are pending in the Tenth Circuit Court of Appeals. Our appeal challenges only certain, narrow aspects of the order; AT&T intervened in support of the broad framework adopted by the order. Oral argument on the appeal will take place November 19, 2013. We do not expect the FCC’s rules to have a material impact on our operating results.

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
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $1,371 in cash and cash equivalents available at September 30, 2013. Cash and cash equivalents included cash of $490 and money market funds and other cash equivalents of $881. In the first nine months of 2013, cash outflows were primarily used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, and the acquisition of wireless spectrum. Cash flows were also used to return value to stockholders through dividends and stock repurchases. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2013, cash provided by operating activities was $26,879, compared to $28,656 for the first nine months of 2012. Lower operating cash flows reflected increased income tax payments of approximately $1,183 in 2013.

Cash Used in or Provided by Investing Activities
For the first nine months of 2013, cash used in investing activities totaled $18,660, which consisted primarily of $15,565 for capital expenditures (excluding interest during construction), and wireless spectrum and operations acquisitions of $3,984. These expenditures were partially offset by cash receipts of approximately $771 from the sale of a portion of our shares in América Móvil, $200 from the repayment of advances to YP Holdings and $101 from the return of investment in YP Holdings.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services, and support systems for our communications services. Capital spending in our Wireless segment of $8,231 represented 53% of our total spending and increased 14% in the first nine months. Wireless expenditures were primarily used for network capacity expansion, integration and the deployment of LTE equipment upgrades and our High-Speed Downlink Packet Access network. The Wireline segment, which includes U-verse services, represented 47% of total capital expenditures and increased 15% in the first nine months, primarily reflecting our implementation of Project VIP.

We continue to expect our capital expenditures during 2013 to be in the $21,000 range and expect capital expenditures for 2014 and 2015 to each be in the $20,000 range.

Cash Used in or Provided by Financing Activities
For the first nine months of 2013, our financing activities included proceeds of $6,416 from the following long term debt issuances:
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

In March 2013, we repaid €1,250 of 4.375% notes (equivalent to $1,641 when repaid) and $147 of 6.5% notes. In July 2013, we repaid $300 of 7.375% notes. Additionally, in August 2013, we announced the redemption of $550 of 6.625% notes, which was completed in October 2013.

In May 2013, we completed a repurchase authorization that was approved by our Board of Directors in July 2012. In March 2013, our Board of Directors authorized the repurchase of an additional 300 million shares of our common stock. During the first nine months of 2013, we repurchased 312 million shares for $11,134 under these authorizations. At the end of the third quarter, we had 216 million shares remaining on the March 2013 authorization. We expect to make future repurchases opportunistically.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We paid dividends of $7,325 during the first nine months of 2013, compared with $7,738 for the first nine months of 2012, primarily reflecting the decline in shares outstanding due to our repurchases during the year, which offset the increase in the quarterly dividend approved by our Board of Directors in November 2012. Dividends declared by our Board of Directors totaled $0.45 per share in the third quarter of 2013 and $1.35 per share for the first nine months of 2013 and $0.44 per share in the third quarter and $1.32 per share for the first nine months of 2012. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2013, we had $7,873 of debt maturing within one year, $5,999 of which were long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth Corporation (BellSouth) that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2016 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At September 30, 2013, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil or YP Holdings. At September 30, 2013, our debt ratio was 46.9%, compared to 38.6% at September 30, 2012, and 43.0% at December 31, 2012. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

In September 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest, preliminarily valued between $9,200 and $9,500, had a value of $9,104 on the contribution date, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. So long as we make the distributions, we will have no limitations on our ability to declare a dividend, or repurchase shares. At the time of the contribution of the preferred equity interest, we made an additional cash contribution of $175 and have agreed to annual cash contributions of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016. These contributions, combined with our existing pension assets, are essentially equivalent to the expected pension obligation at year-end.

AT&T INC.
SEPTEMBER 30, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The preferred equity interest is not transferable by the trust except through its put and call features. After a period of five years from the contribution or, if earlier, the date upon which the pension plan trust is fully funded as determined under Employee Retirement Income Security Act of 1974, as amended (ERISA), AT&T has a right to purchase from the pension plan trust some or all the preferred equity interests at the greater of their fair market value or minimum liquidation value plus any unpaid cumulative dividends. In addition, AT&T will have the right to purchase the preferred equity interests in the event AT&T’s ownership of Mobility is less than fifty percent (50%) or there is a transaction that results in the transfer of 50% or more of the pension plan trust’s assets to an entity not under common control with AT&T (collectively, a change of control). The pension plan trust has the right to require AT&T to purchase the preferred equity interests at the greater of their fair market value or minimum liquidation value plus any unpaid cumulative dividends, and in installments, as specified in the contribution agreement upon the occurrence of any of the following: (1) at any time if the ratio of debt to total capitalization of Mobility exceeds that of AT&T, (2) the date on which AT&T Inc. is rated below investment grade for two consecutive calendar quarters, (3) upon a change of control if AT&T does not exercise its purchase option, or (4) at any time after a seven-year period from the contribution date. In the event AT&T elects or is required to purchase the preferred equity interests, AT&T may elect to settle the purchase price in shares of AT&T common stock.

On September 9, 2013, the DOL published a proposed exemption that authorizes retroactive approval of this voluntary contribution. The proposal is open for public comment for 55 days from the publication date. Our retirement benefit plans, including required contributions, are subject to the provisions of ERISA.

AT&T INC.
SEPTEMBER 30, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2013, we had interest rate swaps with a notional value of $4,750 and a fair value of $212.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $14,136 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $1,100 at September 30, 2013. We have foreign exchange contracts with a notional value of $4 and a net fair value of less than $1 at September 30, 2013.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2013.

AT&T INC.
SEPTEMBER 30, 2013

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates, adverse medical cost trends, unfavorable or delayed implementation of healthcare legislation, regulations or related court decisions; and our inability to receive retroactive approval from the DOL of our voluntary contribution of a preferred interest in our wireless business.

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
SEPTEMBER 30, 2013

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2013, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2013 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased 1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs 1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2013 - July 31, 2013	24,608,211	$35.62	24,600,000	246,947,551
August 1, 2013 - August 31, 2013	16,500,137	34.26	16,500,000	230,447,551
September 1, 2013 - September 30, 2013	14,001,278	33.93	14,000,000	216,447,551
Total	55,109,626	$34.78	55,100,000
1
In March 2013, our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. In July 2012, our Board of Directors also authorized the repurchase of up to 300 million shares of our common stock, which we completed in May 2013.

The March 2013 authorization has no expiration date.
2		Of the shares repurchased, 9,626 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
SEPTEMBER 30, 2013

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-qqq
Agreement and Plan of Merger, dated as of July 12, 2013, by and among Leap Wireless International, Inc., AT&T Inc., Laser, Inc. and Mariner Acquisition Sub Inc. (Exhibit 10.1 to Form 8-K dated July 12, 2013.)

10-rrr
Form of Voting Agreement, dated as of July 12, 2013, by and among AT&T Inc., Leap Wireless International, Inc. and the stockholders listed on Schedule I thereto. (Exhibit 10.2 to Form 8-K dated July 12, 2013.)

10-sss	Form of CVR Agreement, by and among AT&T Inc., Leap Wireless International, Inc., Laser, Inc. and the Rights Agent. (Exhibit 10.3 to Form 8-K dated July 12, 2013.)
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    AT&T Inc.

November 1, 2013                                                                                                     /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer