Form 10-K
period 2013-12-31
AT&T INC.
filed 2014-02-21
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒                                                                                                                                                                                                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
Yes [   ]   No [X]

Based on the closing price of $35.40 per share on June 28, 2013, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $189 billion.

At February 14, 2014, common shares outstanding were 5,206,849,490.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2013 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2014 Annual Meeting and Proxy Statement dated on or about March 11, 2014 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

                                                                                                                                                                                                                          Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17 , 2021	New York Stock Exchange

2.5% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

3.5% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

7.00% AT&T Inc.	New York Stock Exchange
Global Notes due April 30, 2040

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

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

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly-traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.” In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. Substantially all of our services and products are marketed under the AT&T brand name. In 2013, we launched a new wireless brand, Aio, which offers prepaid services and devices with no annual contract.

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

Our local exchange subsidiaries operate as the ILEC in 22 states: Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (22-state area). In December 2013, we agreed to sell our local exchange operations in Connecticut. Our local exchange subsidiaries are subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation and pending deals, including the Connecticut operations sale, are contained under the heading “Government Regulation” and in the Annual Report under the headings “Operating Environment and Trends of the Business” and “Other Business Matters” and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With the expansion of our company through acquisitions and the resulting ownership consolidation of AT&T Mobility, and with continuing advances in technology, our services offerings now combine our traditional wireline and wireless services. We make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2014, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary. As of December 31, 2013, we served more than 110 million subscribers.

In the United States, we now cover all major metropolitan areas and nearly 280 million people with our LTE technology. We expect to cover approximately 300 million people and to be essentially complete by the summer of 2014. We also provide 4G coverage using various other technologies (UMTS and HSPA+), and when combined with our upgraded backhaul, we are able to enhance our network capabilities and provide superior mobile broadband speeds for data and video services. Our wireless network also relies on other GSM digital transmission technologies for 3G and 2G data communications. As of December 31, 2013, we served more than 110 million subscribers. We continue to expand the number of locations, including airports and cafés, where customers can access broadband Internet connections using wireless fidelity (local radio frequency commonly referred to as Wi-Fi) technology.

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We are facing significant spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis. To that end, we closed more than 60 deals to acquire spectrum and wireless operations during 2013. Much of the recently acquired spectrum came from an innovative solution in which we obtained FCC approval to use Wireless Communication Services spectrum for mobile broadband for the first time.

Also as part of our efforts to improve our network performance and help address the need for additional spectrum capacity, we intend to redeploy spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We will continue to manage this process consistent with previous network upgrades and will transition customers on a market-by-market basis from 2G networks to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. As of December 31, 2013, about 4 percent of AT&T’s postpaid subscribers used 2G-capable handsets. We do not expect this transition to have a material impact on our operating results.

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

AT&T Inc.

U-verse Services  During 2013, we continued to expand our offerings of U-verse high speed Internet and TV services. As of December 31, 2013, we are marketing U-verse services to approximately 27 million customer locations (locations eligible to receive U-verse service). As of December 31, 2013, we had 10.7 million total U-verse subscribers (high-speed Internet and video), including 10.4 million Internet and 5.5 million video subscribers (subscribers to both services are only counted once in the total). As part of Project Velocity IP (VIP), we plan to expand our IP-broadband service to approximately 57 million customer locations, including U-verse services to a total of 33 million customer locations. We expect to be substantially complete in the 2015 and 2016 timeframe.

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

Internet Protocol Technology  IP is generally used to describe the transmission of voice (called voice over IP or VoIP) and data using a software-based technology rather than a traditional wire and physical switch-based telephone network. A company using this technology can provide voice and data services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and because this technology has not been subject to traditional telephone industry regulation. Using this technology also presents growth opportunities especially in providing data and video services to both fixed locations and mobile devices.  To take advantage of both these growth and cost-savings opportunities, we have announced plans to transition wireline customers in our current 22-state area to services using this technology by the end of 2020.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocations decisions based on the strategic needs of the business, needs of the network (wireless or wireline) providing services and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postemployment benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment’s reportable results. The customers and long lived assets of our reportable segments are predominantly in the United States. Each segment’s percentage of total segment operating revenue and income calculations is derived from our segment results, and income percentage may total more than 100 percent due to losses in one or more segments. We have three reportable segments: (1) Wireless, (2) Wireline, and (3) Other.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 13 through 20 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer subscribers. Our Wireless segment provided approximately 54% of 2013 total segment operating revenues and 76% of our 2013 total segment income. At December 31, 2013, we served more than 110 million wireless subscribers. We classify our subscribers as either postpaid, prepaid, connected device or reseller.

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

AT&T Inc.

Data – Wireless data revenues continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices. We are also seeing rapid growth in demand for new data-centric devices such as tablets, direction and navigation aids and monitoring devices. We recently expanded our Mobile Share data plans (which provide for service on multiple devices at reduced rates) to include additional, larger usage levels, and we have introduced AT&T Next, a program allowing subscribers to more frequently upgrade handsets using an installment payment plan. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our “connected device” category (e.g., users of eReaders and navigation aids) purchase those devices from third-party suppliers that buy data access supported by our network. Other data-centric device users are classified as either postpaid customers (primarily tablet, netbook and notebook users) or prepaid customers since they purchase service directly from us. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

Voice, text and other service – Our voice service is generally offered on a contract basis for one- or two-year periods, referred to as postpaid. Under the terms of these contracts, service is billed and provided on a monthly basis according to the applicable rate plan chosen. Our wireless services include basic local wireless communications service, long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network. We also offer prepaid voice service to certain customers who prefer to control usage or pay in advance.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (i.e., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores. Like other wireless service providers, we often provide postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. To reduce these subsidies, we launched our AT&T Next program, which allows customers to buy handsets on an installment basis. As a result of the program, we expect equipment revenues to increase in 2014 along with a proportionate decline in service revenues. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and third-party distributors for resale.

Equity in net income (loss) of affiliates – The Wireless segment includes expenses from our mobile payment joint venture with Verizon and T-Mobile, marketed as the Isis Mobile WalletTM (ISIS).

Additional information on our Wireless segment is contained in the Annual Report in the “Operating Environment Overview” section under the heading “Expected Growth Areas,” “Wireless” and in “Other Business Matters” and “Liquidity and Capital Resources” beginning on page 21 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 46% of 2013 segment operating revenues and 27% of our 2013 total segment income. We divide our wireline services into three product-based categories: data, voice and other. Revenues from our traditional voice services have been declining as customers have been switching to wireless, or VoIP services provided by either us, cable or other Internet-based providers. In addition, the continuing weak job growth and business starts have caused wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have not added jobs. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2014.

Services and Products
Data – We provide data services that rely on IP-based technology and data services that rely on older, circuit-based technology. We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include Internet access and network integration, dedicated Internet and enterprise networking services, U-verse services and related data equipment sales. These advanced IP-based services continued to grow during 2013 as customers shift from our older circuit-based services. Advanced IP-data now represents more than 30% of our revenues from wireline business customers. We expect this trend to continue in 2014 as both consumers and businesses continue to use more services based on Internet access and demand ever-increasing transmission speeds, especially for video. To cope with these trends, we continue to re-configure our wireline network.

AT&T Inc.

Our circuit-based, traditional data products include switched and dedicated transport services that allow business customers to transmit data at high speeds, as well as DSL Internet access. Our offerings use high-capacity digital circuits, and allow customers to create internal data networks and to access external data networks. Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated Transport services use a single direct line to transmit data between destinations. DSL is a digital modem technology that converts existing twisted-pair telephone lines into access paths for multimedia and high-speed data communications to the Internet or private networks.

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products for residences and businesses including access service, dedicated access, web hosting, managed services, e-mail and high-speed access services. Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications. These services are evolving to a cloud delivery model, providing customers with on-demand data storage and computing capabilities from a centrally-managed network (referred to as the cloud) accessible from a variety of different devices and locations.

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

Voice – Voice includes traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2013, our wireline subsidiaries served approximately 12 million retail consumer access lines, 10 million retail business access lines and 2 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, the data component of which is included in data revenues. Additionally, voice revenues do not include any of our VoIP revenues, which are included in data revenues.

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

Other – Other includes major items such as outsourcing, integration services and customer premises equipment, and government-related services.

Customer premises equipment and other equipment sales range from single-line and cordless telephones to sophisticated private digital switching systems used by larger businesses to provide intra-office telephone services as well as access to our network.

AT&T Inc.

OTHER
The Other segment provided less than 1% of total segment operating revenues in 2013. Since segment operating expenses exceeded revenues in 2013, a segment loss was incurred. We also include in this segment the equity income from our investments in América Móvil, S.A. de C.V. and YP Holdings. Our Other segment also includes corporate and other operations and impacts from corporate-wide decisions for which the individual operating segments are not being evaluated.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2013	2012	2011
Wireless Segment
Data	17%	14%	12%
Voice, text and other service	31%	32%	33%
Equipment	6%	6%	5%
Wireline Segment
Data	26%	25%	23%
Voice	16%	18%	20%
Other1	4%	4%	4%
1 Includes major items such as outsourcing, integration services and customer premises equipment, and government-related services.

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

On January 14, 2014, the D.C. Circuit released its decision on Verizon’s appeal of the FCC’s Net Neutrality rules. Those rules prohibited providers of fixed, mass market Internet access service from blocking access to lawful content, applications, services or non-harmful devices. The rules prohibited providers of mobile broadband Internet access service from blocking consumers from accessing lawful websites or applications that compete with the provider’s own voice or video telephony services. The rules also imposed transparency requirements on providers of both fixed and mobile broadband Internet access services, requiring public disclosure of information regarding network management practices, performance and commercial terms of their service offerings. In addition, the rules prohibited providers of fixed (but not mobile) broadband Internet access service from unreasonably discriminating in their transmission of lawful network traffic.

In its decision, the court found the FCC had authority under section 706 of the Act (which directs the FCC and state commissions to promote broadband deployment) to adopt rules designed to preserve the open Internet, but vacated and remanded the antidiscrimination and no-blocking rules on the ground that they impermissibly imposed common carrier regulation on broadband Internet access service. The court held that, having declared broadband Internet access services to be information services, the FCC could not regulate them as telecommunications services. The court did not vacate the transparency rules.

The invalidation of the no-blocking and antidiscrimination rules means that broadband Internet access providers have greater flexibility in their provision of mass market services. However, the court’s finding that section 706 provides the FCC independent authority to adopt rules to promote broadband deployment appears to give the FCC broad authority to regulate the Internet and, more generally, IP-based services, provided the FCC finds such regulation promotes deployment of broadband infrastructure. In addition, because section 706(a) grants authority to both the FCC and the states to adopt rules to promote broadband deployment, states could attempt to rely on that provision to regulate broadband services, although the states’ authority to do so appears to be narrower than the FCC’s. If the FCC were to reclassify broadband as a telecommunications service, or the FCC and/or the states were to impose additional regulation of the Internet or broadband services, it could have a material adverse impact on our broadband services and operating results.

AT&T Inc.

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

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings “Operating Environment Overview” beginning on page 21 and “Regulatory Developments” beginning on page 23 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 21 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2013, 2012 or 2011.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 24, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T Labs’ scientists and engineers conduct research in a variety of areas, including IP networking; advanced network design and architecture; network and cyber security, network operations support systems; data mining techniques and advanced speech technologies. The majority of the development activities are performed by AT&T Services, Inc. The developers within AT&T Services, Inc. work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. In recent years, we initiated a technology outreach effort aimed at venture capital funded startups with the objective of rapidly introducing new solutions, products and applications developed by third parties. We also have a research agreement with Ericsson. Research and development expenses were $1,488 in 2013, $1,278 million in 2012, and $1,307 million in 2011.

EMPLOYEES

As of January 31, 2014, we employed approximately 243,000 persons. Approximately 55 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers or other unions.  Contracts covering wages and other non-benefit working terms for mobility employees are structured on a regional basis.  In February 2014, we reached a tentative agreement with the CWA for the one regional Mobility contract (covering approximately 11,500 employees) expiring in 2014.  The four year tentative agreement includes moderate wage increases, work rule changes and, for employees hired after 2014, the Company will increase its matching contributions to a 401(k) plan rather than provide a pension plan.  No contracts covering employees in our traditional wireline telephone operations will expire during 2014.

At December 31, 2013, we had approximately 310,000 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 34 through 37 which is incorporated herein by reference pursuant to General Instruction G(2).

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse medical cost trends, unfavorable or delayed implementation of healthcare legislation, regulations or related court decisions; and our inability to receive retroactive approval from the Department Of Labor of our voluntary contribution of a preferred interest in our wireless business.

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, the transition from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition policy, net neutrality, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, and wireless license awards and renewals.

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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2013, approximately 76% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 24% was owned by our wireless subsidiaries. Central office equipment represented 31%; Outside Plant (including cable, wiring and other non-central office network equipment) represented approximately 28%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 25%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 4%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, wireless towers, telephone centers and retail stores are leased. Property, on which communication towers are located, may be either owned or leased.

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

(a)
In 2012, AT&T Mobility entered into an administrative settlement with the U.S. Environmental Protection Agency (EPA) regarding alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities.  As part of the settlement, we are required to audit our compliance at over 1,300 facilities and to pay stipulated penalties for any violations discovered by those audits.   At this time, it is possible that as a result of these audits, we could face civil penalties in excess of one hundred thousand dollars, but we do not anticipate such fines would be in an amount that would be material.

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

(c)
In December 2011, Harris County, Texas brought suit on behalf of itself and the Texas Commission on Environmental Quality (TCEQ) alleging AT&T to be liable for statutory civil penalties for past leakage at eleven petroleum storage tank locations. All eleven sites have been remediated (with de minimis actual impact) in accordance with state programs and the TCEQ has issued No Further Action (NFA) letters closing the sites. Notwithstanding these facts, Harris County declined to dismiss its claims and is proceeding with litigation. Trial is set for July 2014. While it is possible that Harris County may recover civil penalties exceeding one hundred thousand dollars, we do not expect the amount, if any, to be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2014)

Name	Age	Position	Held Since

Randall L. Stephenson	53	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	58	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	61	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	56	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	62	President and Chief Executive Officer, AT&T Mobility	10/2008
John M. Donovan	53	Senior Executive Vice President – AT&T Technology and Network Operations	1/2012
Andrew M. Geisse	57	Chief Executive Officer – AT&T Business Solutions	8/2012
Lori M. Lee	48	Senior Executive Vice President – Home Solutions	4/2013
John T. Stankey	51	Group President and Chief Strategy Officer	2/2012
John J. Stephens	54	Senior Executive Vice President and Chief Financial Officer	6/2011
Wayne Watts	60	Senior Executive Vice President and General Counsel	6/2007

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2013 and 2012 was 1,156,355 and 1,224,601. The number of stockholders of record as of February 14, 2014, was 1,152,193. We declared dividends, on a quarterly basis, totaling $1.81 per share in 2013 and $1.77 per share in 2012.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 71, “Selected Financial and Operating Data” on page 10, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) In December 2010, our Board of Directors authorized a share repurchase plan of 300 million shares of common stock, with no expiration date. During 2010 and 2011, we did not repurchase any shares under this plan. We began buying back stock under this program in 2012 and completed the repurchase of authorized shares that year. In July 2012, the Board of Directors approved a second authorization to repurchase 300 million shares, which we completed in May 2013. In March 2013, our Board of Directors approved a third authorization to repurchase up to 300 million shares of our common stock.  For the year ended December 31, 2013, we repurchased 366 million shares totaling $13,028 under the second and third authorizations. For the year ended December 31, 2012, we repurchased approximately 371 million shares totaling $12,752 under the first and second authorizations. We expect to make future repurchases of our common stock opportunistically.

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

A summary of our repurchases of common stock during the fourth quarter of 2013 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased 1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs 1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

October 1, 2013 - October 31, 2013	12,001,157	$34.65	12,000,000	204,447,551
November 1, 2013 - November 30, 2013	22,401,629	35.75	22,398,600	182,048,951
December 1, 2013 - December 31, 2013	19,673,371	34.50	19,650,000	162,398,951
Total	54,076,157	$35.05	54,048,600
1		In March 2013, our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. The March 2013 authorization has no expiration date.
2		Of the shares purchased, 27,557 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T Inc.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 10, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the Annual Report on pages 11 through 38, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on pages 33 through 34, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 39 through 71, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2013.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). Based on its assessment, AT&T management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

(b)  Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 73, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2014 (Proxy Statement) under the heading “Election of Directors.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Kelly, Madonna, McCallister, Pardo, and Mses. Taylor and Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

AT&T Inc.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,187,209(1)	$29.26	127,640,511(2)
Equity compensation plans not approved by security holders	-	-	-
Total	40,187,209(3)	$29.26	127,640,511

(1)
Includes the issuance of stock in connection with the following stockholder approved plans: (a) 11,089,765 stock options under the 1996 Stock and Incentive Plan, 2001 Incentive Plan, and Stock Purchase and Deferral Plan (SPDP), (b) 1,787,960 phantom stock units under the Stock Savings Plan (SSP), 7,763,499 phantom stock units under the SPDP, 2,782,850 restricted stock units under the 2006 Incentive Plan, and 3,046,098 restricted stock units under the 2011 Incentive Plan, (c) 3,460,888 target number of stock-settled performance shares under the 2006 Incentive Plan, and (d) 6,660,160 target number of stock-settled performance shares under the 2011 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,744,464 phantom stock units (computed on a first-in-first-out basis) and 851,525 stock options that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan. In addition, participants received approximately 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant.

(2)
Includes 30,096,939 shares that may be issued under the SPDP, 76,733,156 shares that may be issued under the 2011 Incentive Plan, and up to 3,919,185 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

(3)
Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2013, there were 68,266 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $19.82. Also, does not include 61,170 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 57,462 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units. These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of the report:
                                               Page

(1) Report of Independent Registered Public Accounting Firm........................................................................................................  *
          Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income.........................................................................................................................................   *
Consolidated Statements of Comprehensive Income............................................................................................................    *
Consolidated Balance Sheets....................................................................................................................................................    *
Consolidated Statements of Cash Flows.................................................................................................................................    *
Consolidated Statements of Changes in Stockholders’ Equity...........................................................................................     *
Notes to Consolidated Financial Statements..........................................................................................................................    *

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2013. (See Part II.)
 Page

(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts..................................................................................................................................   21

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

Exhibit Number
3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013. (Exhibit 3.1 to Form 8-K dated December 13, 2013.)

3-b	Bylaws amended June 24, 2011. (Exhibit 3 to Form 8-K dated June 24, 2011.)

4-a
No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f, 4-g, and 4-h below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for 2011.)

AT&T Inc.

4-c	Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., and Wisconsin Bell, Inc. (Exhibit 4-d to Form 10-K for 2011.)

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

4-e	Guarantee of certain obligations of BellSouth Corp. (Exhibit 4-f to Form 10-K for 2011.)

4-f	Cingular Third Supplemental Indenture. (Exhibit 4-g to Form 10-K for 2011.)

4-g	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee.

4-h	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (Exhibit 4.1 to Form 8-K dated May 15, 2013.)

10-a	Short Term Incentive Plan, amended and restated effective January 1, 2014.

10-b	2006 Incentive Plan, amended and restated effective through January 28, 2010. (Exhibit 10-c to Form 10-Q filed for June 30, 2010.)

10-c	2011 Incentive Plan, amended December 12, 2013. (Exhibit 10.1 to Form 8-K dated December 12, 2013.)

10-d	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-e	Supplemental Retirement Income Plan, amended and restated December 31, 2008.

10-f	2005 Supplemental Employee Retirement Plan, amended and restated May 1, 2012. (Exhibit 10-a to Form 10-Q filed for June 30, 2012.)

10-g	Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later) as amended through April 1, 2002.

10-h	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-i	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-j	Stock Purchase and Deferral Plan, amended April 26, 2013. (Exhibit 10 to Form 10-Q filed for March 31, 2013.)

10-k	Cash Deferral Plan, amended and restated January 31, 2013. (Exhibit 10-n to Form 10-K for 2012).

10-l
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-m	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

AT&T Inc.

10-n	AT&T Inc. Health Plan, amended and restated effective January 1, 2014. (Exhibit 10 to Form 10-Q filed for June 30, 2013.)

10-o	Pension Benefit Makeup Plan No.1, amended and restated December 31, 2010. (Exhibit 10-jj to Form 10-K for 2010.)

10-p	AT&T Inc. Change in Control Severance Plan, amended and restated effective February 1, 2013. (Exhibit 10-t to Form 10-K for 2012.)

10-q	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-r	Administrative Plan, amended and restated effective January 1, 2013. . (Exhibit 10-w to Form 10-K for 2012).

10-s	AT&T Inc. Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008.

10-t	AT&T Inc. Non-Employee Director Stock Purchase Plan, effective June 27, 2008.

10-u	Communications Concession Program for Directors, amended and restated February 1, 2013. (Exhibit 10-aa to Form 10-K for 2012.)

10-v	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-w	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-x	Pacific Telesis Group Deferred Compensation Plan for Nonemployee Directors. (Exhibit 10-hh to Form 10-K for 2011.)

	10-x(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-hh(i) to Form 10-K for 2011.)

10-y	Pacific Telesis Group Outside Directors’ Deferred Stock Unit Plan. (Exhibit 10-ii to Form 10-K for 2011.)

10-z	Pacific Telesis Group 1996 Directors’ Deferred Compensation Plan. (Exhibit 10-jj to Form 10-K for 2011.)

	10-z(i)	Resolutions amending the Plan, effective November 21, 1997. (Exhibit 10-hh(i) to Form 10-K for 2011.)

10-aa	AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008.

10-bb	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

	10-bb(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-cc	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008.

AT&T Inc.

10-dd	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008.

10-ee	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

10-ff	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-uu to Form 10-K for 2011.)

10-gg	BellSouth Corporation Director’s Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-vv to Form 10-K for 2011.)

10-hh	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

	10-hh(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

	10-hh(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008.

10-ii	BellSouth Corporation Supplemental Executive Retirement Plan, amended and restated as of May 1, 2012. (Exhibit10-c to Form 10-Q filed for June 30, 2012.)

10-jj
BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-tt to Form 10-K for 2009.)

10-kk	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-aaa to Form 10-K for 2011.)

10-ll	BellSouth Supplemental Life Insurance Plan, amended and restated November 1, 2009. (Exhibit 10-aaa to Form 10-K for 2009.)

10-mm	BellSouth Nonqualified Deferred Income Plan, as amended and restated May 1, 2012. (Exhibit 10-fff to Form 10-K for 2012.)

10-nn	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

10-oo	AT&T Mobility 2005 Cash Deferral Plan. (Exhibit 10-lll to Form 10-K for 2011.)

10-pp	Credit Agreement dated December 11, 2012. (Exhibit 10.b to Form 8-K dated December 11, 2012.)

10-qq	Amended and Restated Credit Agreement dated December 11, 2013. (Exhibit 10.1 to Form 8-K dated December 11, 2013.)

10-rr
Agreement and Plan of Merger, dated as of July 12, 2013, by and among Leap Wireless International, Inc., AT&T Inc., Laser, Inc. and Mariner Acquisition Sub Inc. (exhibit 10.1 to Form 8-K dated July 12, 2013.)

10-ss	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and Frontier Communications Corporation. (Exhibit 10.1 to Form 8-K dated December 16, 2013.)

12	Computation of Ratios of Earnings to Fixed Charges.

AT&T Inc.

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2011. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2013	$547	954	(30)	-	988	$483
Year 2012	$878	1,117	48	-	1,496	$547
Year 2011	$957	1,136	38	-	1,253	$878

(a)
Includes amounts previously written off which were credited directly to this account when recovered. Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.

(b)	Includes amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible, or related to divested entities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st  day of February, 2014.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer

February 21, 2014

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Reuben V. Anderson*	John B. McCoy*
James H. Blanchard*	Beth E. Mooney*
Jaime Chico Pardo*	Joyce M. Roché*
Scott T. Ford*	Matthew K. Rose*
James P. Kelly*	Cynthia B. Taylor*
Jon C. Madonna*	Laura D’Andrea Tyson*
* by power of attorney