Form 10-Q
period 2014-03-31
AT&T INC.
filed 2014-05-02
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes [   ]   No [X]

At April 30, 2014 there were 5,190 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2014	2013
Operating Revenues	$32,476	$31,356

Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	13,321	12,554
Selling, general and administrative	8,260	8,333
Depreciation and amortization	4,617	4,529
Total operating expenses	26,198	25,416
Operating Income	6,278	5,940
Other Income (Expense)
Interest expense	(860)	(827)
Equity in net income of affiliates	88	185
Other income (expense) – net	145	32
Total other income (expense)	(627)	(610)
Income Before Income Taxes	5,651	5,330
Income tax expense	1,917	1,557
Net Income	3,734	3,773
Less: Net Income Attributable to Noncontrolling Interest	(82)	(73)
Net Income Attributable to AT&T	$3,652	$3,700
Basic Earnings Per Share Attributable to AT&T	$0.70	$0.67
Diluted Earnings Per Share Attributable to AT&T	$0.70	$0.67
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,222	5,513
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,238	5,530
Dividends Declared Per Common Share	$0.46	$0.45
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2014	2013
Net income	$3,734	$3,773
Other comprehensive income, net of tax:
Foreign Currency:
Foreign currency translation adjustment (includes $0 and $0 attributable to noncontrolling interest), net of taxes of $(9) and $62	(20)	121
Reclassification adjustment included in net income, net of taxes of $14 and $0	25	-
Available-for-sale securities:
Net unrealized gains, net of taxes of $10 and $40	16	75
Reclassification adjustment included in net income, net of taxes of $(7) and $(4)	(11)	(7)
Cash flow hedges:
Net unrealized gains, net of taxes of $3 and $49	6	90
Reclassification adjustment included in net income, net of taxes of $4 and $4	7	7
Defined benefit postretirement plans:
Reclassification adjustment included in net income, net of taxes of $2 and $0	3	-
Amortization of net prior service credit included in net income, net of taxes of $(147) and $(109)	(240)	(178)
Other comprehensive income (loss)	(214)	108
Total comprehensive income	3,520	3,881
Less: Total comprehensive income attributable to noncontrolling interest	(82)	(73)
Total Comprehensive Income Attributable to AT&T	$3,438	$3,808
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$3,611	$3,339
Accounts receivable - net of allowances for doubtful accounts of $483 and $483	13,120	12,918
Prepaid expenses	1,000	960
Deferred income taxes	1,171	1,199
Other current assets	5,187	4,780
Total current assets	24,089	23,196
Property, plant and equipment	278,862	274,798
Less: accumulated depreciation and amortization	(166,053)	(163,830)
Property, Plant and Equipment – Net	112,809	110,968
Goodwill	69,720	69,273
Licenses	59,584	56,433
Other Intangible Assets – Net	6,515	5,779
Investments in Equity Affiliates	3,613	3,860
Other Assets	9,010	8,278
Total Assets	$285,340	$277,787

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$8,301	$5,498
Accounts payable and accrued liabilities	22,234	21,107
Advanced billing and customer deposits	4,121	4,212
Accrued taxes	2,784	1,774
Dividends payable	2,390	2,404
Total current liabilities	39,830	34,995
Long-Term Debt	71,575	69,290
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	36,448	36,308
Postemployment benefit obligation	30,029	29,946
Other noncurrent liabilities	16,089	15,766
Total deferred credits and other noncurrent liabilities	82,566	82,020

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2014 and
December 31, 2013: issued 6,495,231,088 at March 31, 2014 and December 31, 2013)	6,495	6,495
Additional paid-in capital	91,027	91,091
Retained earnings	32,402	31,141
Treasury stock (1,300,637,055 at March 31, 2014 and 1,268,914,913
at December 31, 2013, at cost)	(46,684)	(45,619)
Accumulated other comprehensive income	7,666	7,880
Noncontrolling interest	463	494
Total stockholders’ equity	91,369	91,482
Total Liabilities and Stockholders’ Equity	$285,340	$277,787
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2014	2013
Operating Activities
Net income	$3,734	$3,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,617	4,529
Undistributed earnings from investments in equity affiliates	17	(185)
Provision for uncollectible accounts	241	262
Deferred income tax expense	578	433
Net (gain) loss from sale of investments, net of impairments	(122)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(498)	295
Other current assets	(340)	864
Accounts payable and accrued liabilities	1,025	(1,675)
Retirement benefit funding	(140)	-
Other - net	(313)	(86)
Total adjustments	5,065	4,426
Net Cash Provided by Operating Activities	8,799	8,199

Investing Activities
Construction and capital expenditures:
Capital expenditures	(5,716)	(4,252)
Interest during construction	(55)	(66)
Acquisitions, net of cash acquired	(662)	(1,045)
Dispositions	351	5
Other	-	1
Net Cash Used in Investing Activities	(6,082)	(5,357)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(17)	274
Issuance of other short-term borrowings	-	1,474
Issuance of long-term debt	2,987	4,875
Repayment of long-term debt	(1,867)	(1,791)
Purchase of treasury stock	(1,237)	(5,911)
Issuance of treasury stock	13	56
Dividends paid	(2,398)	(2,502)
Other	74	(310)
Net Cash Used in Financing Activities	(2,445)	(3,835)
Net increase (decrease) in cash and cash equivalents	272	(993)
Cash and cash equivalents beginning of year	3,339	4,868
Cash and Cash Equivalents End of Period	$3,611	$3,875

Cash paid (received) during the three months ended March 31 for:
Interest	$976	$1,080
Income taxes, net of refunds	$(40)	$(1,114)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2014
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,091
Issuance of treasury stock		4
Share-based payments		(68)
Balance at end of period		$91,027

Retained Earnings
Balance at beginning of year		$31,141
Net income attributable to AT&T ($0.70 per diluted share)		3,652
Dividends to stockholders ($0.46 per share)		(2,391)
Balance at end of period		$32,402

Treasury Stock
Balance at beginning of year	(1,269)	$(45,619)
Repurchase of common stock	(37)	(1,237)
Issuance of treasury stock	5	172
Balance at end of period	(1,301)	$(46,684)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,880
Other comprehensive loss attributable to AT&T		(214)
Balance at end of period		$7,666

Noncontrolling Interest
Balance at beginning of year		$494
Net income attributable to noncontrolling interest		82
Distributions		(113)
Balance at end of period		$463

Total Stockholders’ Equity at beginning of year		$91,482
Total Stockholders’ Equity at end of period		$91,369
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” We believe that these consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. On March 13, 2014, we closed our acquisition of Leap Wireless International, Inc. (Leap) (see Note 7), and we incorporated them into our wireless operations following the date of acquisition.

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

Equipment Installment Plan  Under our AT&T NextSM (AT&T Next) program, we offer our customers the option to purchase certain devices in installments over a period of up to 26 months. Additionally, after a specified period of time they also have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect these trade-in programs, we recognize revenue at the point of sale for the entire amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. As of March 31, 2014, total equipment installment plan receivables of $2,447 were included on our consolidated balance sheets.

Stock Repurchase Program  During the first quarter of 2014, we had repurchased approximately 37 million shares totaling $1,237 under a repurchase authorization that was approved by our Board of Directors in March 2013. In March 2014, our Board of Directors approved another authorization to repurchase 300 million shares of our common stock. At March 31, 2014, we had 425 million shares remaining under these authorizations. The repurchase authorizations have no expiration date, and we expect to make future repurchases opportunistically.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2014 and 2013, is shown in the table below:

	Three months ended
	March 31,
	2014	2013
Numerators
Numerator for basic earnings per share:
Net income	$3,734	$3,773
Less: Net income attributable to noncontrolling interest	(82)	(73)
Net income attributable to AT&T	3,652	3,700
Dilutive potential common shares:
Share-based payment	4	4
Numerator for diluted earnings per share	$3,656	$3,704
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	5,222	5,513
Dilutive potential common shares:
Share-based payment (in shares)	16	17
Denominator for diluted earnings per share	5,238	5,530
Basic earnings per share attributable to AT&T	$0.70	$0.67
Diluted earnings per share attributable to AT&T	$0.70	$0.67

At March 31, 2014 and 2013, we had issued and outstanding options to purchase approximately 12 million and 15 million shares of AT&T common stock. For the quarter ended March 31, 2014 and 2013, the exercise prices of 3 million and 4 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) for the three months ended March 31, 2014 and 2013, are presented below. All amounts are net of tax and exclude noncontrolling interest.

At March 31, 2014 and for the period ended:
	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)	$450	$445	$7,352	$7,880
Other comprehensive income (loss) before reclassifications	(20)	16	6	-	2
Amounts reclassified from accumulated OCI	251	(11)2	73	(237)4	(216)
Net other comprehensive income (loss)	5	5	13	(237)	(214)
Balance as of March 31, 2014	$(362)	$455	$458	$7,115	$7,666

At March 31, 2013 and for the period ended:
	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$(284)	$272	$(110)	$5,358	$5,236
Other comprehensive income before reclassifications	121	75	90	-	286
Amounts reclassified from accumulated OCI	- 1	(7)2	73	(178)4	(178)
Net other comprehensive income (loss)	121	68	97	(178)	108
Balance as of March 31, 2013	$(163)	$340	$(13)	$5,180	$5,344
1	Pre-tax translation loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
2	Realized gains (losses) are included in Other income (expense) - net in the consolidated statements of income.
3	Realized (gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
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

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment’s reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have two reportable segments: (1) Wireless and (2) Wireline.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture marketed as the Isis Mobile WalletTM, which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high speed Internet, video and VoIP services and managed networking to business customers.

The Corporate and Other column includes unallocated corporate expenses, which includes costs to support corporate-driven activities and operations, impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans as well as our actuarial gains and losses on our pension and postretirement plan valuations. Results from equity method investments in América Móvil, S.A. de C.V. and YP Holdings LLC are also excluded from our segment results as those results are nonoperational and not considered in our assessment of segment performance. We have revised our prior-period presentation to conform to our current reporting.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended March 31, 2014:
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,387	$14,389	$-	$29,776
Equipment	2,479	212	9	2,700
Total segment operating revenues	17,866	14,601	9	32,476
Operations and support expenses	10,882	10,457	242	21,581
Depreciation and amortization expenses	1,931	2,684	2	4,617
Total segment operating expenses	12,813	13,141	244	26,198
Segment operating income (loss)	5,053	1,460	(235)	6,278
Interest expense	-	-	860	860
Equity in net income (loss) of affiliates	(20)	1	107	88
Other income (expense) – net	-	-	145	145
Segment income (loss) before income taxes	$5,033	$1,461	$(843)	$5,651

For the three months ended March 31, 2013:
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,062	$14,381	$-	$29,443
Equipment	1,629	274	10	1,913
Total segment operating revenues	16,691	14,655	10	31,356
Operations and support expenses	10,180	10,335	372	20,887
Depreciation and amortization expenses	1,835	2,688	6	4,529
Total segment operating expenses	12,015	13,023	378	25,416
Segment operating income (loss)	4,676	1,632	(368)	5,940
Interest expense	-	-	827	827
Equity in net income (loss) of affiliates	(18)	1	202	185
Other income (expense) – net	-	-	32	32
Segment income (loss) before income taxes	$4,658	$1,633	$(961)	$5,330

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

On September 9, 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $9,222 at March 31, 2014. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. We distributed $140 to the trust during the three months ended March 31, 2014. So long as we make the distributions, we will have no limitations on our ability to declare a dividend, or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan’s separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

On September 9, 2013, the Department of Labor (DOL) published a proposed exemption that authorized retroactive approval of this voluntary contribution. The proposal was open for public comment and we are currently awaiting a final decision by the DOL. Our retirement benefit plans, including required contributions, are subject to the provisions of ERISA.

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

	Three months ended
	March 31,
	2014	2013
Pension cost:
Service cost – benefits earned during the period	$282	$330
Interest cost on projected benefit obligation	661	607
Expected return on assets	(849)	(828)
Amortization of prior service credit	(24)	(23)
Net pension cost	$70	$86

Postretirement cost:
Service cost – benefits earned during the period	$58	$95
Interest cost on accumulated postretirement benefit obligation	365	390
Expected return on assets	(164)	(178)
Amortization of prior service credit	(362)	(263)
Net postretirement (credit) cost	$(103)	$44

Combined net pension and postretirement (credit) cost	$(33)	$130

Our combined net pension and postretirement cost decreased $163 in the first quarter of 2014. The decrease reflects higher amortization of prior service credits due to plan changes, including changes to future costs for continued retiree healthcare coverage. The decrease also reflects increasing corporate bond rates, which contributed to lower service cost and higher interest costs.

Due in part to our 2013 enhanced retirement offer and projected distribution levels, we expect that lump sum distributions from the plan during 2014 could exceed service and interest costs, resulting in settlement accounting for a portion of our pension plan. This would result in remeasurement of the plans assets and obligations, with remeasurement for each interim period thereafter.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $29 in the first quarter of 2014, of which $27 was interest cost, and $27 for the first quarter of 2013, of which $25 was interest cost.

AT&T INC.
MARCH 31, 2014

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2013.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$79,552	$85,698	$74,484	$79,309
Commercial paper	-	-	20	20
Bank borrowings	4	4	1	1
Investment securities	2,609	2,609	2,450	2,450

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $116 have maturities of less than one year, $515 within one to three years, $65 within three to five years, and $251 for five or more years.

Our short-term investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,055	$-	$-	$1,055
International equities	543	-	-	543
Fixed income bonds	-	947	-	947
Asset Derivatives1
Interest rate swaps	-	176	-	176
Cross-currency swaps	-	2,020	-	2,020
Liability Derivatives1
Interest rate swaps	-	(8)	-	(8)
Cross-currency swaps	-	(534)	-	(534)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,049	$-	$-	$1,049
International equities	563	-	-	563
Fixed income bonds	-	759	-	759
Asset Derivatives1
Interest rate swaps	-	191	-	191
Cross-currency swaps	-	1,951	-	1,951
Liability Derivatives1
Interest rate swaps	-	(7)	-	(7)
Cross-currency swaps	-	(519)	-	(519)
1 Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

AT&T INC.
MARCH 31, 2014

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2014 and March 31, 2013, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro, British pound sterling and Canadian dollar denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed foreign-denominated rate to a fixed U.S. denominated interest rate.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as other income or expense in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2014 and March 31, 2013, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $43 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to other income (expense) in the consolidated statements of income. In the three months ended March 31, 2014 and March 31, 2013, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2014, we had posted collateral of $28 (a deposit asset) and held collateral of $1,752 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Standard & Poor’s and two rating levels by Fitch, Inc., before the final collateral exchange in March, we would have been required to post additional collateral of $51. At December 31, 2013, we had posted collateral of $8 (a deposit asset) and held collateral of $1,600 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2014	2013
Interest rate swaps	$6,100	$4,750
Cross-currency swaps	17,787	17,787
Total	$23,887	$22,537

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,	March 31,
Fair Value Hedging Relationships	2014	2013
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(11)	$(24)
Gain (Loss) on long-term debt	11	24

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,	March 31,
Cash Flow Hedging Relationships	2014	2013
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$11	$141
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(11)	(11)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(2)	(2)

AT&T INC.
MARCH 31, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUSISTIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Leap  On March 13, 2014, we acquired Leap, a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap’s common stock, or $1,248 (excluding Leap’s cash on hand), plus one nontransferable contingent value right (CVR) per share. The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Chicago 700 MHz A-band Federal Communications Commission (FCC) license held by Leap.

The preliminary values of assets acquired under the terms of the agreement were: $3,070 in licenses, $520 in property, plant and equipment, $490 of customer lists, $340 for trade names and $346 of goodwill. The estimated fair value of debt associated with the acquisition of Leap was $3,889.

In connection with the acquisition, we retired Leap’s term and other loans and paid $1,869, including accrued interest in March 2014. In April 2014, we paid $1,889, including accrued interest and redemption premiums, to redeem additional Leap notes outstanding.

Pending Disposition
Connecticut Wireline  In December 2013, we entered into an agreement to sell our incumbent local exchange operations in Connecticut for $2,000 in cash. The transaction is subject to review by the FCC and the Connecticut Public Utilities Regulatory Authority and other state regulatory authorities. We expect the deal to close in the fourth quarter of 2014, subject to customary closing conditions.

We applied held-for-sale treatment to the assets and liabilities of the Connecticut operations, and, accordingly, included the assets in “Other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheets. However, the business does not qualify as discontinued operations as we expect significant continuing direct cash flows related to the disposed operations. Assets and liabilities of the Connecticut operations included the following:

	March 31,	December 31,
	2014	2013
Assets held for sale:
Current assets	$146	$155
Property, plant and equipment - net	1,323	1,289
Goodwill	799	799
Other assets	18	17
Total assets	$2,286	$2,260

Liabilities related to assets held for sale:
Current liabilities	$122	$128
Noncurrent liabilities	567	480
Total liabilities	$689	$608

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry in both the United States and internationally, providing wireless and wireline telecommunications services and equipment. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Consolidated Results  Our financial results in the first quarter of 2014 and 2013 are summarized as follows:

	First Quarter
	2014	2013	Percent Change

Operating Revenues	$32,476	$31,356	3.6%
Operating expenses
Cost of services and sales	13,321	12,554	6.1
Selling, general and administrative	8,260	8,333	(0.9)
Depreciation and amortization	4,617	4,529	1.9
Total Operating Expenses	26,198	25,416	3.1
Operating Income	6,278	5,940	5.7
Income Before Income Taxes	5,651	5,330	6.0
Net Income	3,734	3,773	(1.0)
Net Income Attributable to AT&T	$3,652	$3,700	(1.3	) %

Overview
Operating income increased $338, or 5.7%, in the first quarter of 2014 and our operating income margin increased from 18.9% in 2013 to 19.3% in 2014. Operating income in the first quarter reflects higher equipment revenue recorded for device sales under our wireless device installment program as well as continued growth in our AT&T U-verse® (U-verse) and strategic business services. This growth was partially offset by the continued decline in legacy voice and data products as well as higher wireless handset expenses and U-verse content costs. The operating results of Leap Wireless International, Inc. (Leap) (see Other Business Matters) acquired on March 13, 2014 did not have a meaningful impact on our first quarter operating results and accordingly are not discussed.

Operating revenues increased $1,120, or 3.6%, in the first quarter of 2014. Growth in wireless revenues was driven by device sales under our new wireless device installment program as well as the overall growth in our net subscriber base and the increasing percentage of smartphone customers. Wireline service revenues were essentially flat and continue to be driven by our U-verse services and strategic business services, which offset decreases from our legacy voice and data products.

The telecommunications industry is rapidly evolving from fixed location, voice-oriented services into an industry driven by customer demand for instantly available, data-based services (including video). Our products, services and plans are changing as we transition to sophisticated, high-speed, IP-based alternatives. We are also re-designing our networks to accommodate these new demands and to take advantage of related technological efficiencies. We expect continued growth in our wireless and wireline IP-based services as we bundle and price plans with greater focus on data and video offerings. We expect continued declines in voice services and our basic wireline data services as customers choose these next-generation services.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $767, or 6.1%, in the first quarter of 2014. The increase was primarily due to higher wireless equipment costs resulting from customers choosing higher-priced devices, increased wireless network costs, higher expenses attributable to U-verse subscriber growth, and growth in Universal Service Fund (USF) fees. These increases were slightly offset by lower interconnect/long-distance costs.

Selling, general and administrative expenses decreased $73, or 0.9%, in the first quarter of 2014. The decrease was due to lower employee related costs and lower wireless commissions, which were partially offset by increases in our sales, advertising and marketing expenses resulting from increased competition and other administrative costs associated with our wireless segment.

Depreciation and amortization expense increased $88, or 1.9%, in the first quarter of 2014. Expenses increased due to ongoing capital spending for network upgrades and expansion, partially offset by assets becoming fully depreciated and lower amortization of intangibles for customer lists related to acquisitions.

Interest expense increased $33, or 4.0%, in the first quarter of 2014. The increase in interest expense was primarily due to higher interest related to our December 2013 tower transaction. The increase was partially offset by lower interest incurred as a result of 2013 refinancing activity.

Equity in net income of affiliates decreased $97, or 52.4%, in the first quarter of 2014 primarily due to lower equity income from América Móvil, S.A. de C.V. (América Móvil).

	First Quarter
	2014	2013
América Móvil	$54	$151
YP Holdings LLC (YP Holdings)	54	52
Isis Mobile WalletTM (ISIS)	(20)	(18)
Equity in Net Income of Affiliates	$88	$185

Other income (expense) – net We had other income of $145 in the first quarter of 2014, compared to other income of $32 in the first quarter of 2013. Results for first quarter 2014 included a gain on the sale of América Móvil shares and other investments of $122, interest and dividend income of $13 and leveraged lease income of $6. Results for first quarter 2013 included a net gain on the sale of investments of $11, interest and dividend income of $17 and leveraged lease income of $5.

Income taxes increased $360, or 23.1%, in the first quarter of 2014. Our effective tax rate was 33.9% for the first quarter 2014, compared to 29.2% for first quarter 2013. The increase in effective tax rate for the first quarter was primarily due to recognition of benefits related to tax audit settlements in the first quarter of 2013.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	March 31,
	2014	2013
Wireless subscribers (000)	116,014	107,251
Network access lines in service (000)	23,582	28,043
Total wireline broadband connections (000)	16,503	16,514
Debt ratio1	46.6%	45.6%
Ratio of earnings to fixed charges2	5.50	5.25
Number of AT&T employees	246,730	243,340
1
 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

2	See Exhibit 12.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results are presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment’s reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have two reportable segments: (1) Wireless and (2) Wireline.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile payment joint venture marketed as the Isis Mobile WalletTM, which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, U-verse high speed Internet, video and VoIP services and managed networking to business customers.

We discuss capital expenditures for each segment in “Liquidity and Capital Resources.”

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	First Quarter
	2014	2013	Percent Change

Segment operating revenues
Service	$15,387	$15,062	2.2%
Equipment	2,479	1,629	52.2
Total Segment Operating Revenues	17,866	16,691	7.0
Segment operating expenses
Operations and support	10,882	10,180	6.9
Depreciation and amortization	1,931	1,835	5.2
Total Segment Operating Expenses	12,813	12,015	6.6
Segment Operating Income	5,053	4,676	8.1
Equity in Net Income (Loss) of Affiliates	(20)	(18)	(11.1)
Segment Income	$5,033	$4,658	8.1%

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	First Quarter
	2014	2013	Percent Change
(in 000s)
Wireless Subscribers 1	116,014	107,251	8.2%
Postpaid smartphones	53,020	48,302	9.8
Postpaid feature phones and data-centric devices	20,271	22,447	(9.7)
Postpaid	73,291	70,749	3.6
Prepaid	11,812	7,104	66.3
Reseller	13,886	14,702	(5.6)
Connected devices 2	17,025	14,696	15.8
Total Wireless Subscribers	116,014	107,251	8.2

Net Additions 3
Postpaid	625	296	-
Prepaid	(50)	(184)	72.8
Reseller	(206)	(252)	18.3
Connected devices2	693	431	60.8
Net Subscriber Additions	1,062	291	-

Mobile Share connections	32,585	9,989	-
Smartphones sold under our installment program during period	2,868	-	-

Total Churn4	1.39%	1.38%	1 BP
Postpaid Churn4	1.07%	1.04%	3 BP
1	Represents 100% of AT&T Mobility wireless subscribers.
2	Includes data-centric devices (eReaders and automobile monitoring systems). Excludes tablets, which are primarily included in postpaid.
3	Excludes merger and acquisition-related additions during the period.
4
 Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of service plans, including Mobile Share and AT&T NextSM (AT&T Next). While we have historically focused on attracting and retaining postpaid subscribers, we have recently increased our focus on prepaid subscribers with our acquisition of Leap.

At March 31, 2014, we served 116.0 million subscribers (including approximately 4.5 million from Leap), an increase of 8.2% from the prior year. Our subscriber base consists primarily of postpaid accounts. Our prepaid services, which include results from services sold under the Cricket brand following our March 13, 2014 acquisition of Leap, are monthly, pay-as-you-go services.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

ARPU
Total ARPU (average service revenue per average wireless subscribers) was down 1.9% and postpaid ARPU was down 1.3% when compared to the first quarter of 2013, reflecting the increasing number of lower-ARPU but higher margin tablets and the attractive Mobile Share pricing for customers who move off the traditional device subsidization model. As we adjust our service offerings and pricing structures, management believes that postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) is a better representation of the monthly economic value per postpaid subscriber. Postpaid phone-only ARPU increased 0.4% versus the year-earlier quarter and postpaid phone-only ARPU plus AT&T Next increased 2.0%.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total and postpaid churn rates were slightly higher for the first quarter of 2014 when compared to the first quarter of 2013, reflecting increased competition, especially for price-conscious customers.

Postpaid
Postpaid subscribers increased 3.6% in the first quarter of 2014. At March 31, 2014, 78% of our postpaid phone subscriber base used smartphones, compared to 72% at March 31, 2013. About 94% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 81% on these plans as compared to 69% in the prior year, and about 46% of our Mobile Share subscribers have chosen the 10 gigabyte or higher plans. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

As of March 31, 2014, approximately 81% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network), and more than 55% of our postpaid smartphone subscribers use an LTE device.

Historically, our postpaid customers have signed two-year service contracts for subsidized handsets. However, through our Mobile Share plans, we have recently begun offering postpaid services at lower prices for those customers who either bring their own devices or participate in our AT&T Next program. Our AT&T Next program allows for postpaid subscribers to purchase certain devices in installments over a period of up to 26 months. Additionally, after a specified period of time they also have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect these trade-in programs, at the time of the sale, we recognize equipment revenue for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers on the AT&T Next program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. In the second quarter of 2014, we began offering the AT&T Next program through other distributors and we plan to expand the offering to additional distributors, which is expected to further accelerate the impacts on service revenues.

Prepaid
In March 2014, we completed our acquisition of Leap, which included 4.5 million prepaid subscribers. Excluding merger and acquisition related additions, prepaid subscribers increased 2.4% as of March 31, 2014 compared to the prior year period.

Operating Results
Our Wireless segment operating income margin in the first quarter increased from 28.0% in 2013 to 28.3% in 2014. Our Wireless segment operating income increased $377, or 8.1%, in the first quarter of 2014. The increase in operating margin and income reflected the impact of AT&T Next sales and further revenue growth from the company’s base of high-value smartphone subscribers, slightly offset by promotional activities and new business initiatives.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Service revenues increased $325, or 2.2%, in the first quarter of 2014. Wireless service revenues increased due to the increased number of subscribers moving to smartphones with larger data plans. Service revenue growth was lessened by, and will continue to reflect, the discounted monthly service charges subscribers pay under our Mobile Share plans.

Equipment revenues increased $850, or 52.2%, in the first quarter of 2014. The increase was primarily due from devices sold under our AT&T Next program. While we expect equipment revenues to increase under this program, we expect monthly services revenues will be pressured for these subscribers.

Operations and support expenses increased $702, or 6.9%, in the first quarter of 2014. The first-quarter increase was primarily due to the following:
•	Equipment costs increased $369 reflecting the sales of more expensive smartphones.
•
Selling (other than commissions) and administrative expenses increased $283 due primarily to a $93 increase in advertising expense, $60 increase in customer service expense, $45 increase in sales expense, $36 increase in information technology costs in conjunction with ongoing support systems development and a $26 increase in marketing expense.

•	Network system costs increased $111 due to higher network traffic and personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts.
•	Handset insurance cost increased $79 due to an increase in the cost of replacement phones.

Partially offsetting these increases were the following:
•	Commission expenses decreased $100 primarily due to the decline in upgrade transactions and lower average commission rates.
•	Interconnect and long-distance costs decreased $21 due to lower access costs in the current period.

Equity in net income (loss) of affiliates for the Wireless segment includes expenses for ISIS, our mobile payment joint venture with other wireless providers.

Depreciation and amortization expenses increased $96, or 5.2%, in the first quarter of 2014. Depreciation expense increased $146, or 8.3%, in the first quarter primarily due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets. Amortization expense decreased $50, or 64.1%, in the first quarter primarily due to lower amortization of intangibles for customer lists related to acquisitions.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	First Quarter
	2014	2013	Percent Change

Segment operating revenues
Service	$14,389	$14,381	0.1%
Equipment	212	274	(22.6)
Total Segment Operating Revenues	14,601	14,655	(0.4)
Segment operating expenses
Operations and support	10,457	10,335	1.2
Depreciation and amortization	2,684	2,688	(0.1)
Total Segment Operating Expenses	13,141	13,023	0.9
Segment Operating Income	1,460	1,632	(10.5)
Equity in Net Income of Affiliates	1	1	-
Segment Income	$1,461	$1,633	(10.5)%

Our broadband, switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2014 and 2013 are shown below and trends are addressed throughout this segment discussion.

	March 31,	March 31,	Percent
(in 000s)	2014	2013	Change
U-verse high speed Internet1	11,009	8,449	30.3%
DSL and other broadband connections1	5,494	8,065	(31.9)
Total Wireline Broadband Connections2	16,503	16,514	(0.1)

Total U-verse Video Connections	5,661	4,768	18.7

Retail consumer switched access lines	11,655	14,840	(21.5)
U-verse consumer VoIP connections	4,120	3,120	32.1
Total Retail Consumer Voice Connections	15,775	17,960	(12.2)

Switched Access Lines
Retail consumer3	11,655	14,840	(21.5)
Retail business3	10,088	11,185	(9.8)
Retail Subtotal3	21,743	26,025	(16.5)

Wholesale Subtotal1,3	1,605	1,726	(7.0)

Total Switched Access Lines3	23,582	28,043	(15.9)%
1	Prior-period amounts restated to conform to current-period reporting methodology.
2	Total wireline broadband connections include DSL, U-verse high speed Internet and satellite broadband.
3	Total switched access lines include access lines provided to national mass markets and private payphone service providers of 234 at March 31, 2014 and 292 at March 31, 2013.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Our Wireline segment operating income margin in the first quarter decreased from 11.1% in 2013 to 10.0% in 2014. Our Wireline segment operating income decreased $172, or 10.5%, in the first quarter of 2014. The decrease in operating margin and income was driven primarily by the continued decrease in our legacy voice and data products and increased U-verse content costs, largely offset by increased revenues from our U-verse and strategic business services.

Service revenues increased $8, or 0.1%, in the first quarter of 2014. Increased service revenues from our residential customers were mostly offset by lower service revenues from business customers, which include integration, government-related and outsourcing services.

Business
Service revenues from business customers decreased $182, or 2.1%, in the first quarter of 2014. The revenue decrease was due to a $149 decrease in long-distance and local voice revenues and a $315 decrease in traditional data revenues, which include circuit-based and packet-switched data services. This decrease was primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings such as Ethernet, VPN, U-verse high speed Internet access and managed Internet services. The lower traditional service revenues were largely offset by higher demand for our next generation services. Strategic business service revenues, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers increased $318, or 16.1%, in the first quarter. Revenue from VPN increased $100, Ethernet increased $80, U-verse services increased $44 and EaMIS increased $36.

Consumer
Service revenues from residential customers increased $241, or 4.4%, in the first quarter of 2014. The increase was driven by higher IP data revenue reflecting increased U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the first quarter, U-verse revenue from consumers increased $361 for high-speed Internet access, $276 for video and $111 for voice. These increases were partially offset by a decrease of $165 in DSL revenue as customers continue to shift to our strategic high-speed Internet access offerings, and a $353 decrease in traditional voice revenues.

Equipment revenues decreased $62, or 22.6%, in the first quarter of 2014. Our equipment revenues are mainly attributable to our business customers.

Operations and support expenses increased $122, or 1.2%, in the first quarter of 2014. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The increase in the first quarter was primarily due to increased cost of sales of $142, related to U-verse related content fees; higher USF fees of $59, which are offset by higher USF revenues; higher traffic compensation costs of $40; and higher materials and energy costs of $40. These increases were partially offset by lower employee related expense of $209, reflecting ongoing workforce reduction initiatives.

Depreciation and amortization expenses decreased $4, or 0.1%, for the first quarter of 2014. Amortization decreased $36, or 29.8%, primarily related to lower amortization of intangibles for the customer lists associated with acquisitions. Depreciation increased $32, or 1.2%, primarily due to ongoing capital spending for network upgrades and expansion.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As part of Project Velocity IP (VIP), we plan to expand our IP-broadband service to approximately 57 million customer locations. As of March 31, 2014, we had 11.3 million total U-verse subscribers (high-speed Internet and video), including 11.0 million Internet and 5.7 million video subscribers (subscribers to both services are only counted once in the total).

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

Leap Acquisition  On March 13, 2014, we completed our acquisition of Leap Wireless International, Inc. a provider of prepaid wireless service under the Cricket brand name, for fifteen dollars per outstanding share of Leap’s common stock, or $1,248 in cash (excluding approximately $840 of Leap’s cash and investments on hand). In connection with the acquisition, we retired Leap’s term and other loans of $1,852 and on April 14, 2014 we redeemed other notes with a principal of $1,600. In addition, we expect to realize significant value through utilization of Leap’s net operating losses carryforwards, which were approximately $3,100 at December 31, 2013.

Connecticut Wireline Disposition  In December 2013, we agreed to sell our incumbent local exchange operations in Connecticut to Frontier Communications Corporation for $2,000 in cash. These Connecticut operations represent approximately $1,200 in annual revenues as of 2013. The transaction is subject to review by the FCC and the Connecticut Public Utilities Regulatory Authority and other state regulatory authorities. We expect the transaction to close in the fourth quarter of 2014, subject to customary closing conditions. We anticipate the cash tax impact of the transaction to be minimal due to the availability of capital loss carryforwards that are expected to exceed capital gains generated from the transaction.

Labor Contracts  On March 20, 2014, approximately 11,500 Mobility employees in the Southeast represented by the Communication Workers of America ratified a new four-year contract.

Environmental  In December 2011, Harris County, Texas brought suit on behalf of itself and the Texas Commission on Environmental Quality (TCEQ) alleging AT&T to be liable for statutory civil penalties for past leakage at eleven petroleum storage tank locations. All eleven sites have been remediated (with de minimis actual impact) in accordance with state programs and the TCEQ has issued No Further Action letters closing the sites. Notwithstanding these facts, Harris County declined to dismiss its claims and is proceeding with litigation. Trial is expected to be delayed from July 2014 to February 2015. While it is possible that Harris County may recover civil penalties exceeding one hundred thousand dollars, we do not expect the amount, if any, to be material.

AT&T INC.
MARCH 31, 2014

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

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015, and also authorized the FCC to conduct an “incentive auction,” to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees. The FCC has initiated proceedings to establish rules that would govern these auctions. In April, the FCC Chairman indicated that limits could be imposed on certain bidders, including AT&T, in markets served by AT&T that cover as much as 70-80 percent of the U.S. population. The exact parameters of those limits have yet to be finalized and could change significantly.

It also initiated a separate proceeding to review its policies governing mobile spectrum holdings and consider whether there should be limits on the amount of spectrum a wireless service provider may possess. We seek to ensure that we have the opportunity, through the auction process and otherwise, to obtain the spectrum we need to provide our customers with high-quality service in the future.

Due to substantial increases in the demand for wireless service in the United States, AT&T is facing significant spectrum and capacity constraints on its wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing data and voice services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make new or existing spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Net Neutrality  In January 2014, the D.C. Circuit released its decision on Verizon’s appeal of the FCC’s Net Neutrality rules. Those rules prohibited providers of fixed, mass market Internet access service from blocking access to lawful content, applications, services or non-harmful devices. The rules prohibited providers of mobile broadband Internet access service from blocking consumers from accessing lawful websites or applications that compete with the provider’s own voice or video telephony services. The rules also imposed transparency requirements on providers of both fixed and mobile broadband Internet access services, requiring public disclosure of information regarding network management practices, performance and commercial terms of their service offerings. In addition, the rules prohibited providers of fixed (but not mobile) broadband Internet access service from unreasonably discriminating in their transmission of lawful network traffic. In its decision, the court found the FCC had authority under section 706 of the Act (which directs the FCC and state commissions to promote broadband deployment) to adopt rules designed to preserve the open Internet, but vacated and remanded the antidiscrimination and no-blocking rules on the ground that they impermissibly imposed common carrier regulation on broadband Internet access service. The court held that, having declared broadband Internet access services to be information services, the FCC could not regulate them as telecommunications services. The court did not vacate the transparency rules.

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

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopts rules to address immediately certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also establishes a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC is transitioning support amounts disbursed through its existing high-cost program to its new Connect America Fund (CAF). In 2013, the FCC awarded us approximately $100 in new CAF funding to deploy broadband in unserved areas. We support many aspects of the order and new rules. AT&T and other parties have filed appeals of the FCC’s rules, which are pending in the Tenth Circuit Court of Appeals. Our appeal challenges only certain, narrow aspects of the order; AT&T intervened in support of the broad framework adopted by the order. Oral argument on the appeal took place in November 2013. A decision is possible in 2014. We do not expect the FCC’s rules to have a material impact on our operating results.

Transition to IP-Based Network  In conjunction with Project VIP, we filed a petition with the FCC asking it to open a proceeding to facilitate our transition to all IP-based networks and services to promote consumer interests and incent private investment in broadband infrastructure. In January 2014, the FCC adopted an order authorizing a broad set of voluntary experiments to measure the impact on consumers of the IP transition. Among other things, the order invites providers to submit proposals for all-IP trials in discrete geographic areas. In February 2014, AT&T filed a detailed plan for two such trials. We expect the FCC will rule on whether we can go forward with the plan by end of second quarter of 2014. We expect this transition to take several years.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $3,611 in cash and cash equivalents available at March 31, 2014. Cash and cash equivalents included cash of $355 and money market funds and other cash equivalents of $3,256. In the first three months of 2014, cash inflows were primarily provided by cash receipts from operations and long-term debt issuances, with additional cash from the monetization of nonstrategic assets. These inflows were largely offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, stock repurchases and the acquisition of operations and wireless spectrum. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2014, cash provided by operating activities was $8,799, compared to $8,199 for the first three months of 2013. Higher operating cash flows in 2014 were primarily due to the timing of working capital payments, with partial offsets by net tax refunds that were $1,074 lower when compared to 2013 and wireless device financing related to our AT&T Next program, which results in cash collection over the installment period instead of at the time of sale. We expect lower cash from operations in 2014 as our AT&T Next program continues to gain popularity with customers, we incur Leap integration costs, and for increased tax payments resulting from prior-year deductions for our contribution to the pension plan and for changes in tax rules that allowed for us to more rapidly deduct the cost of equipment.

Cash Used in or Provided by Investing Activities
For the first three months of 2014, cash used in investing activities totaled $6,082 and consisted primarily of $5,716 for capital expenditures, excluding interest during construction, and $662 for the acquisitions of Leap, other operations and spectrum. These expenditures were partially offset by cash receipts of approximately $320 from the sale of a portion of our shares in América Móvil.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital expenditures, excluding interest during construction, increased $1,464 in the first three months. Our Wireless segment represented 53% of our total spending and increased 35% in the first three months. The Wireline segment, which includes U-verse services, represented 47% of the total capital expenditures and increased 34% in the first three months, primarily reflecting our ongoing implementation of Project VIP.

We continue to expect our capital expenditures during 2014 to be in the $21,000 range. We expect 2014 to be our peak investment year for Project VIP and anticipate our Wireless and Wireline segments’ spend to be proportionally consistent to 2013. Upon our completion of Project VIP, we expect capital investments to trend back to historic levels. The amount of capital investment is influenced by demand for services and products, continued growth and regulatory considerations.

Cash Used in or Provided by Financing Activities
For the first three months of 2014, cash used in financing activities totaled $2,445 and included net proceeds of $2,987 from the following long-term debt issuances:
•
March 2014 issuance of $1,100 of 2.300% global notes due 2019, $1,000 of 3.900% global notes due 2024 and $400 of floating rate global notes due 2019. The floating rate for the notes is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 67 basis points.

•	March 2014 issuance of $500 of floating rate global notes due 2017. The floating rate for the notes is based upon the three-month LIBOR, reset quarterly, plus 42 basis points.

In March 2014, we redeemed $1,867 of debt, primarily consisting of $1,814 of Cricket Communications, Inc. term loans and $38 of 4.500% Leap convertible senior notes in connection with the Leap acquisition. In April 2014, we redeemed 7.750% Cricket Communications, Inc. senior notes with a face value of $1,600 in connection with the Leap acquisition.

Our weighted average interest rate of our long-term debt portfolio was approximately 4.5% as of March 31, 2014, and December 31, 2013. We had $79,552 of total notes and debentures outstanding at March 31, 2014, which included Euro, British pound sterling and Canadian dollar denominated debt of approximately $18,178.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Since the first quarter of 2012, we have been buying back shares of AT&T common stock under three previous 300 million share repurchase authorizations approved by our Board of Directors. During the first quarter of 2014, we repurchased approximately 37 million shares for $1,237. In March 2014, our Board of Directors approved a fourth authorization to repurchase 300 million shares of our common stock, which has no expiration date. As of March 31, 2014, we had approximately 425 million shares remaining from the authorizations. We expect to make future repurchases opportunistically.

We paid dividends of $2,398 during the first three months of 2014, compared with $2,502 for the first three months of 2013, primarily reflecting the decline in shares outstanding due to our repurchases activity, partially offset by the increase in the quarterly dividend approved by our Board of Directors in December 2013. Dividends declared by our Board of Directors totaled $0.46 per share in the first quarter of 2014 and $0.45 per share for the first three months of 2013. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2014, we had $8,301 of debt maturing within one year, $8,277 of which were long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2014.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2018 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At March 31, 2014, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by América Móvil or YP Holdings. At March 31, 2014, our debt ratio was 46.6%, compared to 45.6% at March 31, 2013, and 45.0% at December 31, 2013. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, debt in connection with acquisitions and stock repurchases.

During 2014, we also received approximately $420 from the monetization of various nonstrategic assets. A majority of that cash was attributable to sales of investments and real estate holdings. We plan to continue to explore similar opportunities in 2014.

In September 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $9,104 on the contribution date, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. We distributed $140 to the trust during the three months ended March 31, 2014. So long as we make the distributions, we will have no limitations on our ability to declare a dividend, or repurchase shares. At the time of the contribution of the preferred equity interest, we made an additional cash contribution of $175 and have agreed to annual cash contributions of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016. These contributions, combined with our existing pension assets, were essentially equivalent to the pension obligation at December 31, 2013.

AT&T INC.
MARCH 31, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The preferred equity interest is not transferable by the trust except through its put and call features. After a period of five years from the contribution or, if earlier, the date upon which the pension plan trust is fully funded as determined under U.S. generally accepted accounting principles (GAAP), AT&T has a right to purchase from the pension plan trust some or all the preferred equity interest at the greater of their fair market value or minimum liquidation value plus any unpaid cumulative dividends. In addition, AT&T will have the right to purchase the preferred equity interest in the event AT&T’s ownership of Mobility is less than 50% or there is a transaction that results in the transfer of 50% or more of the pension plan trust’s assets to an entity not under common control with AT&T (collectively, a change of control). The pension plan trust has the right to require AT&T to purchase the preferred equity interest at the greater of their fair market value or minimum liquidation value plus any unpaid cumulative dividends, and in installments, as specified in the contribution agreement upon the occurrence of any of the following: (1) at any time if the ratio of debt to total capitalization of Mobility exceeds that of AT&T, (2) the date on which AT&T is rated below investment grade for two consecutive calendar quarters, (3) upon a change of control if AT&T does not exercise its purchase option, or (4) at any time after a seven-year period from the contribution date. In the event AT&T elects or is required to purchase the preferred equity interest, AT&T may elect to settle the purchase price in cash or shares of AT&T common stock or a combination thereof.

On September 9, 2013, the Department of Labor (DOL) published a proposed exemption that authorizes retroactive approval of this voluntary contribution. The proposal was open for public comment and we are currently awaiting a final decision by the DOL. Our retirement benefit plans, including required contributions, are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

AT&T INC.
MARCH 31, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2014, we had interest rate swaps with a notional value of $6,100 and a fair value of $168.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $17,787 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $1,486 at March 31, 2014.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2014.

AT&T INC.
MARCH 31, 2014

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
MARCH 31, 2014

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2014, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2014 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased 1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs 1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2014 - January 31, 2014	14,730,026	$34.31	14,398,951	148,000,000
February 1, 2014 - February 28, 2014	11,504,974	32.54	11,500,000	136,500,000
March 1, 2014 - March 31, 2014	11,250,143	32.73	11,250,000	425,250,000
Total	37,485,143	$33.29	37,148,951
1
 In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.

2		Of the shares repurchased, 336,192 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
MARCH 31, 2014

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

                    AT&T Inc.

May 2, 2014                                                                                                               /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer