Form 10-Q
period 2014-06-30
AT&T INC.
filed 2014-08-01
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
Yes [   ]   No [X]

At July 31, 2014, there were 5,186 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues	$32,575	$32,075	$65,051	$63,431
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	14,212	13,270	27,533	25,824
Selling, general and administrative	8,197	8,121	16,457	16,454
Depreciation and amortization	4,550	4,571	9,167	9,100
Total operating expenses	26,959	25,962	53,157	51,378
Operating Income	5,616	6,113	11,894	12,053
Other Income (Expense)
Interest expense	(881)	(825)	(1,741)	(1,652)
Equity in net income of affiliates	102	218	190	403
Other income (expense) – net	1,269	288	1,414	320
Total other income (expense)	490	(319)	(137)	(929)
Income Before Income Taxes	6,106	5,794	11,757	11,124
Income tax expense	2,485	1,914	4,402	3,471
Net Income	3,621	3,880	7,355	7,653
Less: Net Income Attributable to Noncontrolling Interest	(74)	(58)	(156)	(131)
Net Income Attributable to AT&T	$3,547	$3,822	$7,199	$7,522
Basic Earnings Per Share Attributable to AT&T	$0.68	$0.71	$1.38	$1.38
Diluted Earnings Per Share Attributable to AT&T	$0.68	$0.71	$1.38	$1.38
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,204	5,381	5,213	5,446
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,220	5,397	5,229	5,463
Dividends Declared Per Common Share	$0.46	$0.45	$0.92	$0.90
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$3,621	$3,880	$7,355	$7,653
Other comprehensive income, net of tax:
Foreign Currency:
Translation adjustments (includes $1, $(1), $1 and $(1) attributable to noncontrolling interest), net of taxes of $15, $(127), $5 and $(65)	26	(239)	6	(118)
Reclassification adjustment included in net income, net of taxes of $210, $19, $224 and $19	391	34	416	34
Available-for-sale securities:
Net unrealized gains, net of taxes of $24, $6, $34 and $46	43	11	59	86
Reclassification adjustment realized in net income, net of taxes of $(1), $(1), $(8) and $(5)	(3)	(3)	(14)	(10)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(56), $66, $(53) and $115	(104)	120	(98)	210
Reclassification adjustment included in net income, net of taxes of $7, $4, $11 and $8	14	8	21	15
Defined benefit postretirement plans:
Reclassification adjustment included in net income, net of taxes $31, $5, $33 and $5	58	8	61	8
Amortization of net prior service credit included in net income, net of taxes of $(142), $(109), $(289) and $(218)	(239)	(177)	(479)	(355)
Other comprehensive income (loss)	186	(238)	(28)	(130)
Total comprehensive income	3,807	3,642	7,327	7,523
Less: Total comprehensive income attributable to noncontrolling interest	(75)	(57)	(157)	(130)
Total Comprehensive Income Attributable to AT&T	$3,732	$3,585	$7,170	$7,393
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$11,305	$3,339
Accounts receivable - net of allowances for doubtful accounts of $461 and $483	13,001	12,918
Prepaid expenses	928	960
Deferred income taxes	1,180	1,199
Other current assets	6,698	4,780
Total current assets	33,112	23,196
Property, plant and equipment	283,252	274,798
Less: accumulated depreciation and amortization	(168,892)	(163,830)
Property, Plant and Equipment – Net	114,360	110,968
Goodwill	70,094	69,273
Licenses	59,655	56,433
Other Intangible Assets – Net	6,380	5,779
Investments in Equity Affiliates	159	3,860
Other Assets	9,706	8,278
Total Assets	$293,466	$277,787

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$10,482	$5,498
Accounts payable and accrued liabilities	22,966	21,107
Advanced billing and customer deposits	3,990	4,212
Accrued taxes	3,962	1,774
Dividends payable	2,388	2,404
Total current liabilities	43,788	34,995
Long-Term Debt	73,570	69,290
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	36,835	36,308
Postemployment benefit obligation	30,070	29,946
Other noncurrent liabilities	16,578	15,766
Total deferred credits and other noncurrent liabilities	83,483	82,020

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2014 and
December 31, 2013: issued 6,495,231,088 at June 30, 2014 and December 31, 2013)	6,495	6,495
Additional paid-in capital	91,057	91,091
Retained earnings	33,554	31,141
Treasury stock (1,304,409,511 at June 30, 2014 and 1,268,914,913
at December 31, 2013, at cost)	(46,825)	(45,619)
Accumulated other comprehensive income	7,851	7,880
Noncontrolling interest	493	494
Total stockholders’ equity	92,625	91,482
Total Liabilities and Stockholders’ Equity	$293,466	$277,787
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2014	2013
Operating Activities
Net income	$7,355	$7,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,167	9,100
Undistributed earnings from investments in equity affiliates	(58)	(198)
Provision for uncollectible accounts	444	439
Deferred income tax expense	546	1,081
Net gain from sale of investments, net of impairments	(1,365)	(260)
Changes in operating assets and liabilities:
Accounts receivable	(566)	(290)
Other current assets	(771)	784
Accounts payable and accrued liabilities	2,894	(340)
Retirement benefit funding	(280)	-
Other - net	(497)	(258)
Total adjustments	9,514	10,058
Net Cash Provided by Operating Activities	16,869	17,711

Investing Activities
Construction and capital expenditures:
Capital expenditures	(11,649)	(9,665)
Interest during construction	(118)	(140)
Acquisitions, net of cash acquired	(857)	(1,182)
Dispositions	4,921	825
Return of advances to and investments in equity affiliates	2	301
Other	-	(4)
Net Cash Used in Investing Activities	(7,701)	(9,865)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	134	-
Issuance of other short-term borrowings	-	1,476
Repayment of other short-term borrowings	-	(233)
Issuance of long-term debt	8,564	6,416
Repayment of long-term debt	(3,508)	(1,823)
Purchase of treasury stock	(1,396)	(9,217)
Issuance of treasury stock	27	104
Dividends paid	(4,784)	(4,930)
Other	(239)	41
Net Cash Used in Financing Activities	(1,202)	(8,166)
Net increase (decrease) in cash and cash equivalents	7,966	(320)
Cash and cash equivalents beginning of year	3,339	4,868
Cash and Cash Equivalents End of Period	$11,305	$4,548
Cash paid during the six months ended June 30 for:
Interest	$2,292	$2,002
Income taxes, net of refunds	$987	$591
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2014
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,091
Issuance of treasury stock		4
Share-based payments		(34)
Change related to acquisition of interests held by noncontrolling owners		(4)
Balance at end of period		$91,057

Retained Earnings
Balance at beginning of year		$31,141
Net income attributable to AT&T ($1.38 per diluted share)		7,199
Dividends to stockholders ($0.92 per share)		(4,786)
Balance at end of period		$33,554

Treasury Stock
Balance at beginning of year	(1,269)	$(45,619)
Repurchase of common stock	(42)	(1,396)
Issuance of treasury stock	7	190
Balance at end of period	(1,304)	$(46,825)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,880
Other comprehensive loss attributable to AT&T		(29)
Balance at end of period		$7,851

Noncontrolling Interest
Balance at beginning of year		$494
Net income attributable to noncontrolling interest		156
Distributions		(158)
Translation adjustments attributable to noncontrolling interest, net of taxes		1
Balance at end of period		$493

Total Stockholders’ Equity at beginning of year		$91,482
Total Stockholders’ Equity at end of period		$92,625
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “AT&T,” “we” or the “Company.” We believe that these consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. On March 13, 2014, we closed our acquisition of Leap Wireless International, Inc. (Leap) (see Note 7), and we incorporated Leap into our wireless operations following the date of acquisition.

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

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items, including actuarial gains and losses on pension and other postretirement benefit obligations. On June 30, 2014, we completed the sale of our investment in América Móvil, S.A.B. de C.V. (América Móvil) to an unrelated third party (see Note 7).

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

Stock Repurchase Program  During the first six months of 2014, we repurchased approximately 42 million shares for $1,396 under a repurchase authorization that was approved by our Board of Directors in March 2013. In March 2014, our Board of Directors approved another authorization to repurchase 300 million shares of our common stock. At June 30, 2014, we had 421 million shares remaining under these authorizations. The repurchase authorizations have no expiration date, and we expect to make future repurchases opportunistically.

Software Costs  During 2014, we completed a study evaluating the periods that we were utilizing our non-network software assets. As of April 1, 2014, we modified our amortization period for capitalized non-network software to five years to better reflect the estimated periods during which these assets will remain in service and to align with amortization periods used in the industry. Had we not revised the amortization period, our depreciation and amortization expense would have been $4,763 in the second quarter and $9,380 for the first six months.

New Accounting Standards  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between service and equipment, and the timing in which those revenues are recognized. ASU 2014-09 also specifies that incremental costs of obtaining or fulfilling our contracts with customers should be deferred. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016.

The FASB will allow two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2017, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and provide additional disclosures comparing results to previous rules. We continue to evaluate the impact of the new standard and available adoption methods.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings for the three and six months ended June 30, 2014 and 2013, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerators
Numerator for basic earnings per share:
Net Income	$3,621	$3,880	$7,355	$7,653
Less: Net income attributable to noncontrolling interest	(74)	(58)	(156)	(131)
Net Income attributable to AT&T	3,547	3,822	7,199	7,522
Dilutive potential common shares:
Share-based payment	3	2	7	6
Numerator for diluted earnings per share	$3,550	$3,824	$7,206	$7,528
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,204	5,381	5,213	5,446
Dilutive potential common shares:
Share-based payment (in shares)	16	16	16	17
Denominator for diluted earnings per share	5,220	5,397	5,229	5,463
Basic earnings per share attributable to AT&T	$0.68	$0.71	$1.38	$1.38
Diluted earnings per share attributable to AT&T	$0.68	$0.71	$1.38	$1.38

At June 30, 2014 and 2013, we had issued and outstanding options to purchase approximately 11 million and 13 million shares of AT&T common stock. For the quarter ended June 30, 2014 and 2013, the exercise prices of 3 million and 2 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) for the six months ended June 30, 2014 and 2013, are presented below. For the period ended June 30, 2014, the amounts reclassified from accumulated OCI include the adjustments resulting from our change in accounting for América Móvil (see Note 7). All amounts are net of tax and exclude noncontrolling interest.

At June 30, 2014 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)		$450		$445		$7,352		$7,880
Other comprehensive income (loss) before reclassifications	5		59		(98)		-		(34)
Amounts reclassified from accumulated OCI	416	1	(14)	2	21	3	(418)	4	5
Net other comprehensive income (loss)	421		45		(77)		(418)		(29)
Balance as of June 30, 2014	$54		$495		$368		$6,934		$7,851

At June 30, 2013 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$(284)		$272		$(110)		$5,358		$5,236
Other comprehensive income (loss) before reclassifications	(117)		86		210		-		179
Amounts reclassified from accumulated OCI	34	1	(10)	2	15	3	(347)	4	(308)
Net other comprehensive income (loss)	(83)		76		225		(347)		(129)
Balance as of June 30, 2013	$(367)		$348		$115		$5,011		$5,107
1	Pre-tax translation loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
2	Pre-tax gains are included in Other income (expense) - net in the consolidated statements of income.
3	(Gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
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
JUNE 30, 2014

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

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile wallet joint venture which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high speed Internet, video and VoIP services and managed networking to business customers.

The Corporate and Other column includes unallocated corporate expenses, which includes costs to support corporate-driven activities and operations, impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans as well as our actuarial gains and losses on our pension and postretirement plan valuations. Results from equity method investments in América Móvil (prior to our May 2014 announcement of our intention to dispose of our investment), YP Holdings LLC, and Otter Media (our joint venture with The Chernin Group), are also excluded from our segment results as those results are nonoperational and not considered in our assessment of segment performance. We have revised our prior-period presentation to conform to our current reporting.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended June 30, 2014
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,148	$14,408	$-	$29,556
Equipment	2,782	229	8	3,019
Total segment operating revenues	17,930	14,637	8	32,575
Operations and support expenses	11,568	10,700	141	22,409
Depreciation and amortization expenses	2,035	2,514	1	4,550
Total segment operating expenses	13,603	13,214	142	26,959
Segment operating income (loss)	4,327	1,423	(134)	5,616
Interest expense	-	-	881	881
Equity in net income (loss) of affiliates	(29)	-	131	102
Other income (expense) – net	-	-	1,269	1,269
Segment income before income taxes	$4,298	$1,423	$385	$6,106

For the six months ended June 30, 2014				Consolidated Results
	Wireless	Wireline	Corporate and Other
Service	$30,535	$28,797	$-	$59,332
Equipment	5,261	441	17	5,719
Total segment operating revenues	35,796	29,238	17	65,051
Operations and support expenses	22,450	21,157	383	43,990
Depreciation and amortization expenses	3,966	5,198	3	9,167
Total segment operating expenses	26,416	26,355	386	53,157
Segment operating income (loss)	9,380	2,883	(369)	11,894
Interest expense	-	-	1,741	1,741
Equity in net income (loss) of affiliates	(49)	1	238	190
Other income (expense) – net	-	-	1,414	1,414
Segment income (loss) before income taxes	$9,331	$2,884	$(458)	$11,757

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2013
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,370	$14,482	$-	$29,852
Equipment	1,921	291	11	2,223
Total segment operating revenues	17,291	14,773	11	32,075
Operations and support expenses	10,770	10,417	204	21,391
Depreciation and amortization expenses	1,843	2,722	6	4,571
Total segment operating expenses	12,613	13,139	210	25,962
Segment operating income (loss)	4,678	1,634	(199)	6,113
Interest expense	-	-	825	825
Equity in net income (loss) of affiliates	(19)	-	237	218
Other income (expense) – net	-	-	288	288
Segment income (loss) before income taxes	$4,659	$1,634	$(499)	$5,794

For the six months ended June 30, 2013				Consolidated Results
	Wireless	Wireline	Corporate and Other
Service	$30,432	$28,863	$-	$59,295
Equipment	3,550	565	21	4,136
Total segment operating revenues	33,982	29,428	21	63,431
Operations and support expenses	20,950	20,752	576	42,278
Depreciation and amortization expenses	3,678	5,410	12	9,100
Total segment operating expenses	24,628	26,162	588	51,378
Segment operating income (loss)	9,354	3,266	(567)	12,053
Interest expense	-	-	1,652	1,652
Equity in net income (loss) of affiliates	(37)	1	439	403
Other income (expense) – net	-	-	320	320
Segment income (loss) before income taxes	$9,317	$3,267	$(1,460)	$11,124

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

In July 2014, the U.S. Department of Labor (DOL) published in the Federal Register their final retroactive approval of our September 9, 2013 voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $9,187 at June 30, 2014. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. We distributed $280 to the trust during the six months ended June 30, 2014. So long as we make the distributions, the terms of the preferred interest will impose no limitations on our ability to declare a dividend, or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan’s separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

AT&T INC.
JUNE 30, 2014

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Pension cost:
Service cost – benefits earned during the period	$282	$330	$564	$660
Interest cost on projected benefit obligation	662	607	1,323	1,214
Expected return on assets	(851)	(828)	(1,700)	(1,656)
Amortization of prior service credit	(23)	(23)	(47)	(46)
Net pension cost	$70	$86	$140	$172

Postretirement cost:
Service cost – benefits earned during the period	$58	$96	$116	$191
Interest cost on accumulated postretirement benefit obligation	364	389	729	779
Expected return on assets	(162)	(178)	(326)	(356)
Amortization of prior service credit	(362)	(262)	(724)	(525)
Net postretirement (credit) cost	$(102)	$45	$(205)	$89

Combined net pension and postretirement (credit) cost	$(32)	$131	$(65)	$261

Our combined net pension and postretirement cost decreased $163 in the second quarter and $326 for the first six months of 2014. The decrease reflects higher amortization of prior service credits due to plan changes, including changes to future costs for continued retiree healthcare coverage. The decrease also reflects increasing corporate bond rates, which contributed to lower service cost and higher interest costs.

Due in part to our 2013 enhanced retirement offer and projected distribution levels, we expect that lump sum distributions from the plan during 2014 could exceed service and interest costs, resulting in settlement accounting for a portion of our pension plan. This would result in remeasurement of the plans assets and obligations, with remeasurement for each interim period thereafter.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $29 in the second quarter of 2014, of which $28 was interest cost, and $58 for the first six months, of which $55 was interest cost. In 2013, net supplemental retirement pension benefits cost was $28 in the second quarter, of which $26 was interest cost, and $55 for the first six months, of which $51 was interest cost.

AT&T INC.
JUNE 30, 2014

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$83,548	$91,833	$74,484	$79,309
Commercial paper	150	150	20	20
Bank borrowings	5	5	1	1
Investment securities	2,708	2,708	2,450	2,450

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,113	$-	$-	$1,113
International equities	566	-	-	566
Fixed income bonds	-	949	-	949
Asset Derivatives1
Interest rate swaps	-	203	-	203
Cross-currency swaps	-	2,011	-	2,011
Liability Derivatives1
Cross-currency swaps	-	(503)	-	(503)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,049	$-	$-	$1,049
International equities	563	-	-	563
Fixed income bonds	-	759	-	759
Asset Derivatives1
Interest rate swaps	-	191	-	191
Cross-currency swaps	-	1,951	-	1,951
Liability Derivatives1
Interest rate swaps	-	(7)	-	(7)
Cross-currency swaps	-	(519)	-	(519)
1 Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in “Other income (expense) – net” with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $90 have maturities of less than one year, $285 within one to three years, $300 within three to five years, and $274 for five or more years.

Our short-term investments (including money market securities) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

AT&T INC.
JUNE 30, 2014

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2014 and June 30, 2013, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2014 and June 30, 2013, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. In the six months ended June 30, 2014 and June 30, 2013, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2014, we had posted collateral of $3 (a deposit asset) and held collateral of $1,755 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody’s Investors Service and Standard & Poor’s Rating Services and two rating levels by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $50. At December 31, 2013, we had posted collateral of $8 (a deposit asset) and held collateral of $1,600 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30,	December 31,
	2014	2013
Interest rate swaps	$6,350	$4,750
Cross-currency swaps	20,650	17,787
Total	$27,000	$22,537

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
Fair Value Hedging Relationships	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$22	$(63)	$11	$(87)
Gain (Loss) on long-term debt	(22)	63	(11)	87

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

	Three months ended		Six months ended
Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(160)	$184	$(149)	$325

Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(11)	(12)	(22)	(23)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	-	2	(2)	-

AT&T INC.
JUNE 30, 2014

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

The preliminary values of assets acquired under the terms of the agreement were: $3,000 in licenses, $510 in property, plant and equipment, $520 of customer lists, $340 for trade names and $716 of goodwill. The estimated fair value of debt associated with the acquisition of Leap was $3,889, all of which was redeemed or matured by July 31, 2014.

Pending Acquisition
DIRECTV  On May 18, 2014, we announced an agreement to acquire DIRECTV in a stock-and-cash transaction for ninety-five dollars per share of DIRECTV’s common stock, or approximately $48,500 at the date of announcement. As of June 30, 2014, DIRECTV had approximately $17,691 in net debt. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our stock price is below $34.90 per share at closing and 1.724 AT&T shares if our stock price is above $38.58 at closing. If our stock price is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement must be adopted by DIRECTV’s stockholders and is subject to review by the FCC and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain state public utility commissions and foreign governmental entities have been obtained and are in full force and effect. We have obtained all required state regulatory consents. The transaction is expected to close within 12 months of the announcement. The agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if the DIRECTV stockholders' approval has not been obtained at a duly convened meeting of DIRECTV stockholders or an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and non-appealable. In addition, we may terminate the agreement if the DIRECTV board of directors changes its recommendation of the merger in a manner adverse to AT&T prior to the DIRECTV stockholders’ approval having been obtained. The parties also have agreed that in the event that DIRECTV’s agreement for the “NFL Sunday Ticket” service is not renewed substantially on the terms discussed between the parties, the Company may elect not to consummate the Merger, but the Company will not have a damages claim arising out of such failure so long as DIRECTV used its reasonable best efforts to obtain such renewal. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Disposition
América Móvil  In May 2014, in conjunction with the announcement of our intention to dispose of our investment in América Móvil and the resignation of our board members from the board of América Móvil, we discontinued accounting for this investment under the equity method due to our lack of significant influence. On June 30, 2014, we sold our remaining stake in América Móvil for approximately $5,566 and recorded a pre-tax gain of $1,243. At closing, we received $4,565 cash and have agreed to receive a final cash payment of approximately $1,001 within 60 days. To date we have received partial payments totaling $650.

Pending Disposition
Connecticut Wireline  In December 2013, we entered into an agreement to sell our incumbent local exchange operations in Connecticut for $2,000 in cash. The transaction was approved by the FCC on July 25, 2014 and is pending before the Connecticut Public Utilities Regulatory Authority and other state regulatory authorities. We expect the deal to close in the fourth quarter of 2014, subject to customary closing conditions.

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

	June 30,	December 31,
	2014	2013
Assets held for sale:
Current assets	$122	$155
Property, plant and equipment - net	1,388	1,289
Goodwill	799	799
Other assets	18	17
Total assets	$2,327	$2,260

Liabilities related to assets held for sale:
Current liabilities	$125	$128
Noncurrent liabilities	478	480
Total liabilities	$603	$608

AT&T INC.
JUNE 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALE OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 24 months, with the right to trade in the original equipment for a new device and have the remaining unpaid balance satisfied. As of June 30, 2014, gross equipment installment receivables of $2,427 were included on our consolidated balance sheets.

On June 27, 2014, we entered into uncommitted agreements pertaining to the sale of equipment installment receivables and related security with Citibank, N.A. and various other relationship banks as purchasers (collectively, the Purchasers) with a funding amount not expected to exceed $2,000 at any given time. Under the agreement, we may transfer the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables. Under the terms of the arrangement, we continue to bill and collect on behalf of our customers for the receivables sold.

On June 27, 2014, we sold to the Purchasers equipment installment receivables totaling $1,637 (or $1,391 net of allowance, imputed interest and trade-in right guarantees) and received cash proceeds of $819 and will collect the remaining balance over the remaining term of the equipment installment contracts. We have recorded a deferred purchase price of $565 that assumes customers elect to trade-in their device and agree to a new contract with AT&T; however, if customers choose not to trade-in, we expect to receive the remaining installments. The deferred purchase price was recorded at estimated fair value, which was based on remaining installment payments expected to be collected, adjusted by the expected timing and value of the device trade-ins. The value of the device trade-ins considers estimated prices offered to us by independent, third parties that contemplate changes in value after the launch of a device. Our maximum exposure to loss as a result of selling these is limited to the amount of our deferred purchase price at any point in time.

This transaction did not have a material impact in our consolidated statements of income or to "Total Assets" reported on our consolidated balance sheet. We will reflect the cash flows related to the arrangement as operating activities in our consolidated statements of cash flows because the cash received from the Purchasers upon both the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

AT&T INC.
JUNE 30, 2014

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2014 and 2013 are summarized as follows:

	Second Quarter				Six-Month Period
	2014	2013	Percent Change		2014	2013	Percent Change

Operating Revenues	$32,575	$32,075	1.6%		$65,051	$63,431	2.6%
Operating expenses
Cost of services and sales	14,212	13,270	7.1		27,533	25,824	6.6
Selling, general and administrative	8,197	8,121	0.9		16,457	16,454	-
Depreciation and amortization	4,550	4,571	(0.5)		9,167	9,100	0.7
Total Operating Expenses	26,959	25,962	3.8		53,157	51,378	3.5
Operating Income	5,616	6,113	(8.1)		11,894	12,053	(1.3)
Income Before Income Taxes	6,106	5,794	5.4		11,757	11,124	5.7
Net Income	3,621	3,880	(6.7)		7,355	7,653	(3.9)
Net Income Attributable to AT&T	$3,547	$3,822	(7.2	) %	$7,199	$7,522	(4.3	) %

Overview
Operating income decreased $497, or 8.1%, in the second quarter and $159, or 1.3%, for the first six months of 2014. Operating income in the second quarter reflects lower wireless service revenues resulting from the popularity of Mobile Share plans, continued decline in legacy voice and data product revenues as well as higher AT&T U-verse® (U-verse) content costs. This decline is partially offset by higher wireless equipment revenue for device sales under our AT&T NextSM (AT&T Next) program as well as continued growth in our U-verse and strategic business services. Our operating results include the operations of Leap Wireless International, Inc. (Leap) from March 13, 2014, the date of acquisition.

Operating revenues increased $500, or 1.6%, in the second quarter and $1,620, or 2.6%, for the first six months of 2014. Growth in wireless revenues reflected the continuing trend by our postpaid subscribers to choose devices on installment purchase rather than the device subsidy model, which resulted in increased equipment revenue recognized for device sales, partially offset by lower wireless service revenues. Wireline revenues were slightly lower and continue to be driven by service revenues from our U-verse services and strategic business services, which almost offset decreases from our legacy voice and data products.

The telecommunications industry is rapidly evolving from fixed location, voice-oriented services into an industry driven by customer demand for instantly available, data-based services (including video). Our products, services and plans are changing as we transition to sophisticated, high-speed, IP-based alternatives. In addition to re-designing our networks to accommodate these new demands and to take advantage of related technological efficiencies, we are also repositioning our wireless model by moving to simple pricing and no-device-subsidy plans. We expect continued growth in our wireless and wireline IP-based services as we bundle and price plans with greater focus on data and video offerings. We expect continued declines in voice services and our basic wireline data services as customers choose these next-generation services.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $942, or 7.1%, in the second quarter and $1,709, or 6.6%, for the first six months of 2014. The increases were primarily due to customers choosing higher-priced devices, which contributed to increased wireless equipment costs and handset insurance costs. The increases also reflect higher wireless network costs and wireline costs attributable to U-verse subscriber growth and employee-related charges.

Selling, general and administrative expenses increased $76, or 0.9%, in the second quarter and $3 for the first six months of 2014. The increases were primarily due to increased nonemployee related expenses related to information technology enhancements, and higher selling (other than commissions) and administrative expenses in our Wireless segment. Partially offsetting the increases were lower commissions expenses and lower employee-related costs in our Wireline segment.

Depreciation and amortization expense decreased $21, or 0.5%, in the second quarter and increased $67, or 0.7%, for the first six months of 2014. The second-quarter decrease was primarily due to an increase in the useful life of non-network software, an increase in fully depreciated assets and lower amortization of intangibles for customer lists related to acquisitions, which were partially offset by ongoing capital spending for network upgrades and expansion and additional expense for assets acquired from Leap. The increase for the first six months was primarily due to increased capital spending for network upgrades and expansion.

Interest expense increased $56, or 6.8%, in the second quarter and $89, or 5.4%, for the first six months of 2014. The increases were primarily due to higher interest related to our December 2013 tower transaction, partially offset by lower interest incurred as a result of 2013 refinancing activity.

Equity in net income of affiliates decreased $116, or 53.2%, in the second quarter and $213, or 52.9%, for the first six months of 2014. Decreased equity in net income of affiliates in the second quarter, and for the first six months, was primarily due to decreased earnings at América Móvil, S.A. de C.V. (América Móvil) and YP Holdings LLC (YP Holdings). The second-quarter 2014 results also reflect our change in accounting for América Móvil (see Note 7).

	Second Quarter		Six-Month Period
	2014	2013	2014	2013
América Móvil	$99	$174	$153	$325
YP Holdings	31	63	85	115
Mobile Wallet Joint Venture	(29)	(19)	(49)	(37)
Other	1	-	1	-
Equity in Net Income of Affiliates	$102	$218	$190	$403

Other income (expense) – net We had other income of $1,269 in the second quarter and $1,414 for the first six months of 2014, compared to other income of $288 in the second quarter and $320 for the first six months of 2013. Results in the second quarter and for the first six months of 2014 included a net gain on the sale of América Móvil shares and other investments of $1,245 and $1,367, interest and dividend income of $23 and $36 and leveraged lease income of $7 and $13, respectively.

Other income in the second quarter and for the first six months of 2013 included a net gain on the sale of América Móvil shares and other investments of $249 and $260, interest and dividend income of $23 and $40 and leveraged lease income of $10 and $15, respectively.

Income taxes increased $571, or 29.8%, in the second quarter and $931, or 26.8%, for the first six months of 2014. Our effective tax rate was 40.7% for the second quarter and 37.4% for the first six months of 2014, as compared to 33.0% for the second quarter and 31.2% for the first six months of 2013. The increase in effective tax rate for both the second quarter and the first six months was primarily due to the sale of América Móvil shares in 2014. We had previously assumed that undistributed earnings for our investment in América Móvil would be returned through dividends that, when received, would qualify for foreign tax credits. As a result of our strategic decision to sell this equity position in connection with our pending acquisition of DIRECTV, these foreign tax credits were not available to be realized.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
Subscribers and connections in (000s)	2014	2013
Wireless subscribers	116,634	107,884
Network access lines in service	22,547	26,849
U-Verse VoIP connections	4,411	3,379
Total wireline broadband connections	16,448	16,453
Debt ratio1	47.6%	46.6%
Ratio of earnings to fixed charges2	5.53	5.51
Number of AT&T employees	248,170	245,350
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

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our mobile wallet joint venture which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, U-verse high speed Internet, video and VoIP services and managed networking to business customers.

We discuss capital expenditures for each segment in “Liquidity and Capital Resources.”

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Second Quarter				Six-Month Period
	2014	2013	Percent Change		2014	2013	Percent Change

Segment operating revenues
Service	$15,148	$15,370	(1.4	) %	$30,535	$30,432	0.3%
Equipment	2,782	1,921	44.8		5,261	3,550	48.2
Total Segment Operating Revenues	17,930	17,291	3.7		35,796	33,982	5.3
Segment operating expenses
Operations and support	11,568	10,770	7.4		22,450	20,950	7.2
Depreciation and amortization	2,035	1,843	10.4		3,966	3,678	7.8
Total Segment Operating Expenses	13,603	12,613	7.8		26,416	24,628	7.3
Segment Operating Income	4,327	4,678	(7.5)		9,380	9,354	0.3
Equity in Net Income (Loss) of
Affiliates	(29)	(19)	(52.6)		(49)	(37)	(32.4)
Segment Income	$4,298	$4,659	(7.7	) %	$9,331	$9,317	0.2%

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Second Quarter			Six-Month Period
	2014	2013	Percent Change	2014	2013	Percent Change
(in 000s)
Wireless Subscribers 1				116,634	107,884	8.1%
Postpaid smartphones				54,629	49,462	10.4
Postpaid feature phones and data-centric
devices				19,703	21,816	(9.7)
Postpaid				74,332	71,278	4.3
Prepaid				11,343	7,084	60.1
Reseller				13,756	14,330	(4.0)
Connected devices 2				17,203	15,192	13.2
Total Wireless Subscribers				116,634	107,884	8.1

Net Additions 3
Postpaid	1,026	551	86.2%	1,651	847	94.9
Prepaid	(405)	11	-	(455)	(173)	-
Reseller	(162)	(414)	60.9	(368)	(666)	44.7
Connected devices2	175	484	(63.8)	868	915	(5.1)
Net Subscriber Additions	634	632	0.3	1,696	923	83.7

Mobile Share connections				41,291	13,077	-
Smartphones sold under our installment
program during period	3,142	-	-	6,010	-	-

Total Churn4	1.47%	1.36%	11 BP	1.43%	1.37%	6 BP
Postpaid Churn4	0.86%	1.02%	(16) BP	0.96%	1.03%	(7) BP
1	Represents 100% of AT&T Mobility wireless subscribers.
2	Includes data-centric devices (eReaders and automobile monitoring systems). Excludes tablets, which are primarily included in postpaid.
3	Excludes merger and acquisition-related additions during the period.
4
 Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and AT&T NextSM (AT&T Next). While we have historically focused on attracting and retaining postpaid subscribers, we have recently increased our focus on prepaid subscribers with our acquisition of Leap.

At June 30, 2014, we served 116.6 million subscribers (including approximately 4.5 million Cricket subscribers from our March 13, 2014 acquisition of Leap), an increase of 8.1% from the prior year. Our subscriber base consists primarily of postpaid accounts. Our prepaid services, which include results from services sold under the Cricket brand, are monthly, pay-as-you-go services.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

ARPU
Total ARPU (average service revenue per average wireless subscribers) was down 8.9 % in the second quarter and 5.5% for the first six months of 2014. Postpaid ARPU was down 9.6% and 5.5% when compared to the second quarter and first six months of 2013, primarily due to the attractive Mobile Share Value pricing. As we adjust our service offerings and pricing structures, management believes that postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) is a better representation of the monthly economic value per postpaid subscriber. For the quarter and six months, postpaid phone-only ARPU decreased 7.7% and 3.7% versus the year-ago periods and postpaid phone-only ARPU plus AT&T Next decreased 4.7% and 1.4% compared to the same periods last year.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was higher in the second quarter and for the first six months of 2014 due to the expected pressure in prepaid with the transition of Cricket subscribers to our network. Postpaid churn was lower for both the second quarter and the first six months.

Postpaid
Postpaid subscribers increased 1.4% during the second quarter and 4.3% when compared to June 30, 2013. At June 30, 2014, 80% of our postpaid phone subscriber base used smartphones, compared to 73% at June 30, 2013. About 95% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 80% on these plans as compared to 71% in the prior year, and about 49% of our Mobile Share accounts have chosen the 10 gigabyte or higher plans. Device connections on our Mobile Share plans now represent about 56% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

As of June 30, 2014, approximately 84% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network), and about 63% of our postpaid smartphone subscribers use an LTE device.

Historically, our postpaid customers have signed two-year service contracts for subsidized handsets. However, through our Mobile Share plans, we have recently begun offering postpaid services at lower prices for those customers who either bring their own devices or participate in our AT&T Next program. Our AT&T Next program allows for postpaid subscribers to purchase certain devices in installments over a period of up to 24 months. Additionally, after a specified period of time they also have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect these trade-in programs, at the time of the sale, we recognize equipment revenue for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers on the AT&T Next program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. In the second quarter of 2014, we began offering the AT&T Next program through other distributors and we plan to expand the offering to additional distributors, which is expected to further accelerate the impacts on service revenues.

Prepaid
In March 2014, we completed our acquisition of Leap, which included approximately 4.5 million prepaid subscribers at closing. Prepaid subscribers decreased 4.0% during the second quarter due to expected transition of Cricket subscribers. Excluding merger and acquisition related additions, prepaid subscribers decreased 3.9% when compared to June 30, 2013. As of July 31, we have approximately 1 million Leap and former Aio subscribers on our GSM network.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Our Wireless segment operating income margin in the second quarter decreased from 27.1% in 2013 to 24.1% in 2014 and for the first six months decreased from 27.5% in 2013 to 26.2% in 2014. Our Wireless segment operating income decreased $351, or 7.5%, in the second quarter and increased $26, or 0.3%, for the first six months of 2014. The decreases in operating margin and income in the second quarter reflected the increasing popularity of Mobile Share plans, promotional activities and new business initiatives. The increase in segment operating income for the first six months was primarily driven by overall growth in the number of subscribers using smartphones with larger data plans, which was mostly offset by lower service revenues from Mobile Share plans and new business initiatives.

Service revenues decreased $222, or 1.4%, in the second quarter and increased $103, or 0.3%, for the first six months of 2014. The decrease in the second quarter is due to customers shifting to no-device subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans. This decrease was largely offset by revenues from Cricket subscribers that were not included in our 2013 results. The increase in the first six months was primarily due to the increased number of subscribers using smartphones with larger data plans and revenues from Cricket subscribers, which were partially offset by the expanding Mobile Share plans. While we expect monthly service revenues to continue to be pressured as customers move to Mobile Share plans, we expect equipment revenues to increase for those subscribers who elect the AT&T Next program.

Equipment revenues increased $861, or 44.8%, in the second quarter and $1,711, or 48.2%, for the first six months of 2014. The increases were primarily related to devices sold under our AT&T Next program. During the second quarter, with the launch of the AT&T Next program through other distributors we began deferring the recognition of equipment revenue and costs until the device is sold to the end subscriber and the trade-in right is conveyed. This lag in timing of the recognition of the sale resulted in lower revenue through these distributors during the second quarter of 2014.

Operations and support expenses increased $798, or 7.4%, in the second quarter and $1,500, or 7.2%, in the first six months of 2014. The increases in the second quarter and for the first six months were primarily due to the following:
•
Selling (other than commissions) and administrative expenses increased $416 and $699 due primarily to increases of: $177 and $165 primarily due to legal costs and accruals including fees and costs related to acquisitions; $65 and $110 in sales expense; $41 and $56 in bad debt expense; $36 and $96 in customer service expense; $32 and $68 in information technology costs in conjunction with ongoing support systems development; and $22 and $48 in marketing expense. Each of these increases included additional costs related to the acquisition of Leap.

•	Network system costs increased $242 and $353 due to higher network traffic and personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts.
•	Equipment costs increased $175 and $544 reflecting the sales of more expensive smartphones.
•	Handset insurance cost increased $84 and $163 due to an increase in the cost of replacement phones.

Partially offsetting these increases were lower commission expenses of $240 and $340 primarily due to the decline in upgrade transactions and lower average commission rates.

Depreciation and amortization expenses increased $192, or 10.4%, in the second quarter and $288, or 7.8%, for the first six months of 2014. Depreciation expense increased $193, or 10.8%, in the second quarter and $339, or 9.6%, for the first six months primarily due to ongoing capital spending for network upgrades and expansion. Amortization expense decreased $1, or 1.6%, in the second quarter and $51, or 36.4%, for the first six months primarily due to the fact we have fully amortized customer lists acquired in our acquisition of BellSouth Corporation. The change in the second quarter includes higher amortization of intangibles for customer lists related to our acquisition of Leap.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter				Six-Month Period
	2014	2013	Percent Change		2014	2013	Percent Change

Segment operating revenues
Service	$14,408	$14,482	(0.5	) %	$28,797	$28,863	(0.2	) %
Equipment	229	291	(21.3)		441	565	(21.9)
Total Segment Operating Revenues	14,637	14,773	(0.9)		29,238	29,428	(0.6)
Segment operating expenses
Operations and support	10,700	10,417	2.7		21,157	20,752	2.0
Depreciation and amortization	2,514	2,722	(7.6)		5,198	5,410	(3.9)
Total Segment Operating Expenses	13,214	13,139	0.6		26,355	26,162	0.7
Segment Operating Income	1,423	1,634	(12.9)		2,883	3,266	(11.7)
Equity in Net Income of Affiliates	-	-	-		1	1	-
Segment Income	$1,423	$1,634	(12.9	) %	$2,884	$3,267	(11.7	) %

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided at June 30, 2014 and 2013 are shown below and trends are addressed throughout this segment discussion.

	June 30,	June 30,	Percent
(in 000s)	2014	2013	Change
U-verse high speed Internet	11,497	9,090	26.5%
DSL and Other Broadband Connections	4,951	7,363	(32.8)
Total Wireline Broadband Connections1	16,448	16,453	-

Total U-verse Video Connections	5,851	5,001	17.0

Retail Consumer Switched Access Lines	10,935	13,983	(21.8)
U-verse Consumer VoIP Connections	4,379	3,379	29.6
Total Retail Consumer Voice Connections	15,314	17,362	(11.8)

Switched Access Lines
Retail Consumer	10,935	13,983	(21.8)
Retail Business	9,808	10,904	(10.1)
Retail Subtotal	20,743	24,887	(16.7)

Wholesale Subtotal	1,581	1,687	(6.3)

Total Switched Access Lines2	22,547	26,849	(16.0	) %
1	Total wireline broadband connections include DSL, U-verse high speed Internet and satellite broadband.
2	Total switched access lines includes access lines provided to national mass markets and private payphone service providers of 223 at June 30, 2014 and 276 at June 30, 2013.

Operating Results
Our Wireline segment operating income margin in the second quarter decreased from 11.1% in 2013 to 9.7% in 2014, and for the first six months decreased from 11.1% in 2013 to 9.9% in 2014. Our Wireline segment operating income decreased $211, or 12.9%, in the second quarter and $383, or 11.7%, for the first six months of 2014. The decrease in operating margins and income was driven primarily by continued decrease in our legacy voice and data products and increased U-verse content costs, largely offset by increased revenues from our U-verse and strategic business services.

Service revenues decreased $74, or 0.5%, in the second quarter and $66, or 0.2%, for the first six months of 2014. Lower service revenues from business customers, which include integration, government-related and outsourcing services, were largely offset by higher service revenues from our residential customers.

Business
Service revenues from business customers decreased $197, or 2.3%, in the second quarter and $379, or 2.2%, for the first six months of 2014. The revenue decreases were due to a $115 and $264 decrease in long-distance and local voice revenues and a $329 and $644 decrease in traditional data revenues, which include circuit-based and packet-switched data services. The decreases were primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings such as Ethernet, VPN, U-verse high speed Internet access and managed Internet services. The lower traditional service revenues were largely offset by higher demand for our next generation services. Strategic business service revenues, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers increased $283, or 13.5%, in the second quarter and $601, or 14.7%, for the first six months of 2014. In the second quarter and for the first six months, revenue from VPN increased $88 and $188, Ethernet increased $85 and $165, U-verse services increased $34 and $78 and EaMIS increased $37 and $73.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Consumer
Service revenues from residential customers increased $175, or 3.1%, in the second quarter and $415, or 3.8%, for the first six months of 2014. The increases were driven by higher IP data revenue reflecting increased U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the second quarter and for the first six months, U-verse revenue from consumers increased $341 and $702 for high-speed Internet access, $265 and $541 for video and $94 and $205 for voice. These increases were partially offset by a decrease of $187 and $352 in DSL revenue as customers continue to shift to our strategic high-speed Internet access offerings, and a $347 and $700 decrease in traditional voice revenues.

Equipment revenues decreased $62, or 21.3%, in the second quarter of 2014, and $124, or 21.9%, for the first six months of 2014. Our equipment revenues are mainly attributable to our business customers.

Operations and support expenses increased $283, or 2.7%, in the second quarter and $405, or 2.0%, for the first six months of 2014. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The increases in expenses were primarily due to increased cost of sales of $111 and $253, related to U-verse related content fees; higher nonemployee expenses of $155 and $242 in conjunction with Project Velocity IP (VIP) investments, information technology enhancements and U-verse business growth; higher Universal Service Fund (USF) fees of $44 and $103, which are offset by higher USF revenues; higher materials and energy costs of $34 and $74; and higher traffic compensation costs of $28 and $67. These increases were partially offset by lower employee related expense of $69 and $278, reflecting ongoing workforce reduction initiatives.

Depreciation and amortization expenses decreased $208, or 7.6%, in the second quarter and $212, or 3.9%, for the first six months of 2014. Depreciation expense decreased $172, or 6.6%, in the second quarter and $140, or 2.7%, for the first six months of 2014 primarily due to the increase in the useful life of non-network software, partially offset by ongoing capital spending for network upgrades and expansion. Amortization expense decreased $36, or 32.1%, and $72, or 30.9%, for the first six months of 2014 primarily due to lower amortization of intangibles for the customer lists associated with acquisitions.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As part of Project VIP, we plan to expand our IP-broadband service to approximately 57 million customer locations. As of June 30, 2014, we had 11.8 million total U-verse subscribers (high-speed Internet and video), including 11.5 million Internet and 5.9 million video subscribers (subscribers to both services are only counted once in the total).

We believe that our U-verse TV service is a “video service” under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Petitions have been filed at the Federal Communications Commission (FCC) alleging that the manner in which we provision “public, educational and governmental” (PEG) programming over our U-verse TV service conflicts with federal law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost and extent of our U-verse offerings.

DIRECTV Acquisition  On May 18, 2014, we announced an agreement to acquire DIRECTV in a stock-and-cash transaction for ninety-five dollars per share of DIRECTV’s common stock, or approximately $48,500 at the date of announcement. As of June 30, 2014, DIRECTV had approximately $17,691 in net debt. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our stock price is below $34.90 per share at closing and 1.724 AT&T shares if our stock price is above $38.58 at closing. If our stock price is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement must be adopted by DIRECTV’s stockholders and is subject to review by the FCC and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain state public utility commissions and foreign governmental entities have been obtained and are in full force and effect. We have obtained all required state regulatory consents. The transaction is expected to close within 12 months of the announcement. The agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if the DIRECTV stockholders' approval has not been obtained at a duly convened meeting of DIRECTV stockholders or an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and non-appealable. In addition, we may terminate the agreement if the DIRECTV board of directors changes its recommendation of the merger in a manner adverse to AT&T prior to the DIRECTV stockholders’ approval having been obtained. The parties also have agreed that in the event that DIRECTV’s agreement for the “NFL Sunday Ticket” service is not renewed substantially on the terms discussed between the parties, the Company may elect not to consummate the Merger, but the Company will not have a damages claim arising out of such failure so long as DIRECTV used its reasonable best efforts to obtain such renewal. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

Based on synergies we expect to realize with the acquisition, we have also committed to the following upon closing of the transaction: (1) expanding and enhancing our deployment of both wireline and fixed wireless broadband to at least 15 million customer locations across 48 states, with most of the locations in underserved rural areas, (2) adhering to the FCC’s Open Internet protections established in 2010 for three years after closing, regardless of whether the FCC re-establishes such protections for other industry participants following the D.C. Circuit’s vacating of those rules, (3) for three years after closing, offering standalone retail broadband Internet access service at reasonable market-based prices, including a service of at least 6 Mbps down (where feasible) at guaranteed prices, in areas where we offer wireline broadband service today, and (4) offering, for three years after closing, standalone DIRECTV satellite video service at nationwide package prices that do not differ between customers in AT&T’s wireline footprint and customers outside our current 22-state wireline footprint.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Connecticut Wireline Disposition  In December 2013, we agreed to sell our incumbent local exchange operations in Connecticut to Frontier Communications Corporation for $2,000 in cash. These Connecticut operations represent approximately $1,200 in annual revenues as of 2013. The transaction was approved by the FCC on July 25, 2014 and is pending before the Connecticut Public Utilities Regulatory Authority and other state regulatory authorities. We expect the transaction to close in the fourth quarter of 2014, subject to customary closing conditions. We anticipate the cash tax impact of the transaction would be partially offset by the availability of capital loss carryforwards.

Environmental  On March 29, 2012, attorneys in an investigation led by the California Attorney General’s Office informed us of claimed violations of California state hazardous waste statutes arising from the disposal of batteries, aerosol cans, and electronic waste at various California facilities. We are analyzing the claims while cooperating with investigators and implementing remedial measures where appropriate. At this time, we anticipate we will face civil penalties in excess of one hundred thousand dollars, but we do not anticipate such fines would be in an amount that would be material.

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

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the “AWS-3 Auction”), and also authorized the FCC to conduct an “incentive auction,” to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the “600 MHz Auction”). The FCC has initiated proceedings to establish rules that would govern these auctions. The AWS-3 Auction is expected to begin in the second half of 2014. We intend to bid at least $9,000 in connection with the 600 MHz auction, provided there is sufficient spectrum available in the auction to give us a viable path to at least a 2x10 MHz nationwide spectrum footprint.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In May 2014, in a separate proceeding, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case by case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation “screen” that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of “low band” spectrum that exceeds one third of the available low band spectrum as presumptively harmful to competition. In addition, the FCC imposed limits on certain bidders in the 600 MHz Auction, including AT&T, restricting them from bidding on up to 40 percent of the available spectrum in the incentive auction in markets that cover as much as 70-80 percent of the U.S. population. On balance, the order and the new spectrum screen should allow AT&T to obtain additional spectrum to meet our customers’ needs, but because AT&T uses more “low band” spectrum in its network than some other national carriers, the separate consideration of low band spectrum acquisitions might affect AT&T’s ability to expand capacity in these bands (“low band” spectrum has better propagation characteristics than “high band” spectrum). We seek to ensure that we have the opportunity, through the auction process and otherwise, to obtain the spectrum we need to provide our customers with high-quality service in the future.

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

The invalidation of the no-blocking and antidiscrimination rules means that broadband Internet access providers have greater flexibility in their provision of mass market services. However, the court’s finding that section 706 provides the FCC independent authority to adopt rules to promote broadband deployment appears to give the FCC broad authority to regulate the Internet and, more generally, IP-based services, provided the FCC finds such regulation promotes deployment of broadband infrastructure. In addition, because section 706(a) grants authority to both the FCC and the states to adopt rules to promote broadband deployment, states could attempt to rely on that provision to regulate broadband services, although the states’ authority to do so appears to be narrower than the FCC’s. On May 15, 2014, the FCC released a notice of proposed rulemaking in response to the D.C. Circuit’s January decision that also asks wide-ranging questions that appear to re-open settled issues. Most significantly, the Commission asks whether it has sufficient authority under section 706 to reestablish protections against discrimination and blocking on broadband Internet access services or whether it needs to reclassify broadband Internet access service as a telecommunications service to achieve its regulatory goals. If the FCC were to reclassify broadband as a telecommunications service, or the FCC and/or the states were to impose additional regulation of the Internet or broadband services, it could have a material adverse impact on our broadband services and operating results.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopts rules to address immediately certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also establishes a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC is transitioning support amounts disbursed through its existing high-cost program to its new Connect America Fund (CAF). In 2013, the FCC awarded us approximately $100 in new CAF funding to deploy broadband in unserved areas. On May 23, 2014, the United States Court of Appeals for the Tenth Circuit denied all challenges to the universal service and intercarrier compensation rules adopted in the 2011 order. Two petitions for rehearing on discrete issues affirmed in the court’s decision are pending. We do not expect the FCC’s rules to have a material impact on our operating results.

Transition to IP-Based Network  In conjunction with Project VIP, we filed a petition with the FCC asking it to open a proceeding to facilitate our transition to all IP-based networks and services to promote consumer interests and incentivize private investment in broadband infrastructure. In January 2014, the FCC adopted an order authorizing a broad set of voluntary experiments to measure the impact on consumers of the IP transition. Among other things, the order invites providers to submit proposals for all-IP trials in discrete geographic areas. In February 2014, AT&T filed a detailed plan for two such trials. In June 2014, the FCC staff presented a status report on the AT&T trial to the commissioners. We do not expect any formal FCC action on the AT&T proposal at this time. We expect this transition to take several years.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $11,305 in cash and cash equivalents available at June 30, 2014. Cash and cash equivalents included cash of $1,756 and money market funds and other cash equivalents of $9,549. In the first six months of 2014, cash inflows were primarily provided by cash receipts from operations and long-term debt issuances, with additional cash from the monetization of our investment in América Móvil and other assets. These inflows were largely offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, debt redemptions, stock repurchases and the acquisition of operations and wireless spectrum. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2014, cash provided by operating activities was $16,869, compared to $17,711 for the first six months of 2013. Lower operating cash flows in 2014 were primarily due to increased inventory levels, retirement benefit funding and wireless device financing related to our AT&T Next program, which results in cash collection over the installment period instead of at the time of sale. In June 2014, we entered into uncommitted agreements to periodically sell certain equipment installment receivables for cash and future consideration (see Note 8). Proceeds from the sale of equipment installment receivables and the timing of working capital payments partially offset the decline in operating cash flows. We expect lower cash from operations in 2014 as our AT&T Next program continues to gain popularity with customers, we incur Leap integration costs, and for increased tax payments resulting from prior-year deductions for our contribution to the pension plan and for changes in tax rules that allowed for us to more rapidly deduct the cost of equipment.

Cash Used in or Provided by Investing Activities
For the first six months of 2014, cash used in investing activities totaled $7,701 and consisted primarily of $11,649 for capital expenditures, excluding interest during construction, and $857 for the acquisitions of Leap, other operations and spectrum. These expenditures were partially offset by cash receipts of approximately $4,885 from the sale of our shares in América Móvil.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital expenditures, excluding interest during construction, increased $1,984 in the first six months. Our Wireless segment represented 56% of our total spending and increased 24% in the first six months. The Wireline segment, which includes U-verse services, represented 44% of the total capital expenditures and increased 17% in the first six months, primarily reflecting our ongoing implementation of Project VIP.

We continue to expect our capital expenditures during 2014 to be in the $21,000 range. We expect 2014 to be our peak investment year for Project VIP and anticipate our Wireless and Wireline segments’ spend to be proportionally consistent to 2013.

Cash Used in or Provided by Financing Activities
For the first six months of 2014, cash used in financing activities totaled $1,202 and included net proceeds of $8,564 from the following long-term debt issuances:
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
•
May 2014 draw of $750 on a private financing agreement with Export Development Canada due 2017. The agreement is designed to encourage the purchase of Canadian-sourced equipment. The agreement contains terms similar to that provided under our revolving credit arrangements, discussed below; the interest rate was privately negotiated at market rates. The rate for this agreement is based upon the three-month LIBOR, reset quarterly, plus 50 basis points.

•	June 2014 issuance of $2,000 of 4.800% global notes due 2044.
•	June 2014 issuance of €1,600 (equivalent to $2,181 when issued) of 2.400% global notes due 2024 and €500 (equivalent to $681 when issued) of 3.375% global notes due 2034.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

For the first six months of 2014, we redeemed $3,508 of debt, primarily consisting of the following:
•	March 2014 redemption of $1,814 of Cricket Communications, Inc. term loans and $38 of 4.500% Leap convertible senior notes in connection with the Leap acquisition.
•	April 2014 redemption of Cricket Communications, Inc. 7.750% senior notes with a face value of $1,600 in connection with the Leap acquisition.

In July 2014, we redeemed $4,393 of debt consisting of all of the outstanding BellSouth 5.200% notes due 2014, AT&T 0.875% global notes due 2015, AT&T 5.625% global notes due 2016, and BellSouth 5.200% notes due 2016 as well as $750 in principal amount of the outstanding AT&T 2.500% global notes due 2015.

Our weighted average interest rate of our long-term debt portfolio was approximately 4.4% as of June 30, 2014, and 4.5% as of December 31, 2013. We had $83,548 of total notes and debentures outstanding at June 30, 2014, which included Euro, British pound sterling and Canadian dollar denominated debt of approximately $21,240.

Since the first quarter of 2012, we have been buying back shares of AT&T common stock under three previous 300 million share repurchase authorizations approved by our Board of Directors. During the first six months of 2014, we repurchased approximately 42 million shares for $1,396. In March 2014, our Board of Directors approved a fourth authorization to repurchase 300 million shares of our common stock, which has no expiration date. As of June 30, 2014, we had approximately 421 million shares remaining from the authorizations. We expect to make future repurchases opportunistically.

We paid dividends of $4,784 during the first six months of 2014, compared with $4,930 for the first six months of 2013, primarily reflecting the decline in shares outstanding due to our repurchase activity, partially offset by the increase in the quarterly dividend approved by our Board of Directors in December 2013. Dividends declared by our Board of Directors totaled $0.46 per share in the second quarter and $0.92 per share for the first six months of 2014 and $0.45 in the second quarter and $0.90 per share for the first six months of 2013. Our dividend policy considers the expectations and requirements of stockholders, internal requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2014, we had $10,482 of debt maturing within one year, $10,291 of which were related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2018 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At June 30, 2014, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include any debt issued by YP Holdings and other investees. At June 30, 2014, our debt ratio was 47.6%, compared to 46.6% at June 30, 2013, and 45.0% at December 31, 2013. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, debt in connection with acquisitions and stock repurchases.

AT&T INC.
JUNE 30, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

During 2014, we also received approximately $4,994 from the monetization of various nonstrategic assets. A majority of that cash was attributable to sales of our investment in América Móvil and real estate holdings. We plan to continue to explore similar opportunities in the remainder of 2014.

In September 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. In July 2014, the U.S. Department of Labor (DOL) published in the Federal Register their final retroactive approval of our voluntary contribution.

The preferred equity interest had a value of $9,104 on the contribution date, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. We distributed $280 to the trust during the six months ended June 30, 2014. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend, or repurchase shares.

AT&T INC.
JUNE 30, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2014, we had interest rate swaps with a notional value of $6,350 and a fair value of $203.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $20,650 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $1,508 at June 30, 2014.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2014.

AT&T INC.
JUNE 30, 2014

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse medical cost trends, and unfavorable or delayed implementation of healthcare legislation, regulations or related court decisions.

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

•	Our pending acquisition of DIRECTV.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
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
JUNE 30, 2014

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The additional Risk Factor below reflects our pending acquisition of DIRECTV (See “Other Business Matters”).

The impact of our pending acquisition of DIRECTV, including our ability to obtain governmental approvals on favorable terms including any required divestitures; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition and potential adverse effects on our share price and dividend amount due to the issuance of additional shares; the addition of DIRECTV’s existing debt to our balance sheet; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third party relationships and revenues.

As discussed in Other Business Matters, on May 18, 2014, we agreed to acquire DIRECTV for approximately $48,500. We believe that the acquisition will give us the scale, resources and ability to deploy video technology to more customers than otherwise possible and to provide an integrated bundle of broadband, video and wireless services enabling us to compete more effectively against cable operators as well as other technology, media and communications companies. In addition, we believe the acquisition will result in cost savings, especially in the area of video content costs, and other potential synergies, enabling us to expand and enhance our broadband deployment and provide more video options across multiple fixed and mobile devices.

Achieving these results will depend upon obtaining governmental approvals on favorable terms within the time limits contemplated by the parties. Delays in closing, including as a result of delays in obtaining regulatory approval could divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained and the transaction is consummated, then we must integrate a large number of video network and other operational systems and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. This acquisition also will increase the amount of debt on our balance sheet (both from DIRECTV’s debt and the indebtedness needed to pay a portion of the purchase price) leading to additional interest expense and, due to additional shares being issued, will result in additional cash being required for any dividends declared. Both of these factors could put pressure on our financial flexibility to continue capital investments, develop new services and declare future dividends. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.
JUNE 30, 2014

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2014 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased 1,2	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs 1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2014 - April 30, 2014	4,500,637	$35.43	4,500,000	420,750,000
May 1, 2014 - May 31, 2014	7,793	-	-	420,750,000
June 1, 2014 - June 30, 2014	12,851	-	-	420,750,000
Total	4,521,281	$35.43	4,500,000
1		In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock.
In March 2013, our Board of Directors approved a third authorization to repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.
2		Of the shares repurchased, 21,281 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
JUNE 30, 2014

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

                    AT&T Inc.

August 1, 2014                                                                                                          /s/ John J. Stephens
                    John J. Stephens
                    Senior Executive Vice President
                        and Chief Financial Officer