Form 10-Q
period 2014-09-30
AT&T INC.
filed 2014-11-10
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the quarterly period ended September 30, 2014 or TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                               Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                            Yes [   ]   No [X]

At October 31, 2014, there were 5,187 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues	$32,957	$32,158	$98,008	$95,589
Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	14,541	13,403	42,074	39,227
Selling, general and administrative	8,475	7,952	24,932	24,406
Depreciation and amortization	4,539	4,615	13,706	13,715
Total operating expenses	27,555	25,970	80,712	77,348
Operating Income	5,402	6,188	17,296	18,241
Other Income (Expense)
Interest expense	(1,016)	(829)	(2,757)	(2,481)
Equity in net income (loss) of affiliates	(2)	91	188	494
Other income (expense) – net	42	50	1,456	370
Total other income (expense)	(976)	(688)	(1,113)	(1,617)
Income Before Income Taxes	4,426	5,500	16,183	16,624
Income tax expense	1,367	1,595	5,769	5,066
Net Income	3,059	3,905	10,414	11,558
Less: Net Income Attributable to Noncontrolling Interest	(57)	(91)	(213)	(222)
Net Income Attributable to AT&T	$3,002	$3,814	$10,201	$11,336
Basic Earnings Per Share Attributable to AT&T	$0.58	$0.72	$1.96	$2.10
Diluted Earnings Per Share Attributable to AT&T	$0.58	$0.72	$1.95	$2.09
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,198	5,315	5,208	5,402
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,214	5,331	5,224	5,419
Dividends Declared Per Common Share	$0.46	$0.45	$1.38	$1.35
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$3,059	$3,905	$10,414	$11,558
Other comprehensive income, net of tax:
Foreign Currency:
Translation adjustments (includes $(1), $(1), $0 and $(2) attributable to noncontrolling interest), net of taxes of $(22), $(21), $(17) and $(86)	(35)	(37)	(29)	(155)
Reclassification adjustment included in net income, net of taxes of $0, $0, $224 and $19	-	-	416	34
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $(15), $38, $19 and $84	(29)	69	30	155
Reclassification adjustment realized in net income, net of taxes of $(1), $(2), $(9) and $(7)	(1)	(3)	(15)	(13)
Cash flow hedges:
Net unrealized gains, net of taxes of $201, $171, $148 and $286	370	316	272	526
Reclassification adjustment included in net income, net of taxes of $3, $4, $14 and $12	8	7	29	22
Defined benefit postretirement plans:
Reclassification adjustment included in net income, net of taxes $0, $0, $33 and $5	-	-	61	8
Amortization of net prior service credit included in net income, net of taxes of $(146), $(109), $(435) and $(327)	(239)	(178)	(718)	(533)
Other comprehensive income	74	174	46	44
Total comprehensive income	3,133	4,079	10,460	11,602
Less: Total comprehensive income attributable to noncontrolling interest	(56)	(90)	(213)	(220)
Total Comprehensive Income Attributable to AT&T	$3,077	$3,989	$10,247	$11,382
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$2,458	$3,339
Accounts receivable - net of allowances for doubtful accounts of $482 and $483	13,445	12,918
Prepaid expenses	869	960
Deferred income taxes	1,030	1,199
Other current assets	8,033	4,780
Total current assets	25,835	23,196
Property, plant and equipment	286,987	274,798
Less: accumulated depreciation and amortization	(171,853)	(163,830)
Property, Plant and Equipment – Net	115,134	110,968
Goodwill	70,131	69,273
Licenses	60,784	56,433
Other Intangible Assets – Net	6,252	5,779
Investments in Equity Affiliates	166	3,860
Other Assets	9,637	8,278
Total Assets	$287,939	$277,787

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$5,109	$5,498
Accounts payable and accrued liabilities	24,119	21,107
Advanced billing and customer deposits	4,038	4,212
Accrued taxes	4,328	1,774
Dividends payable	2,385	2,404
Total current liabilities	39,979	34,995
Long-Term Debt	70,516	69,290
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	37,393	36,308
Postemployment benefit obligation	29,918	29,946
Other noncurrent liabilities	17,014	15,766
Total deferred credits and other noncurrent liabilities	84,325	82,020

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2014 and
December 31, 2013: issued 6,495,231,088 at September 30, 2014 and December 31, 2013)	6,495	6,495
Additional paid-in capital	91,064	91,091
Retained earnings	34,165	31,141
Treasury stock (1,310,226,392 at September 30, 2014 and 1,268,914,913
at December 31, 2013, at cost)	(47,037)	(45,619)
Accumulated other comprehensive income	7,926	7,880
Noncontrolling interest	506	494
Total stockholders' equity	93,119	91,482
Total Liabilities and Stockholders' Equity	$287,939	$277,787
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2014	2013
Operating Activities
Net income	$10,414	$11,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,706	13,715
Undistributed earnings from investments in equity affiliates	(45)	(232)
Provision for uncollectible accounts	692	653
Deferred income tax expense	1,304	2,505
Net gain from sale of investments, net of impairments	(1,374)	(272)
Changes in operating assets and liabilities:
Accounts receivable	(1,269)	(440)
Other current assets	(813)	520
Accounts payable and accrued liabilities	4,763	(420)
Retirement benefit funding	(420)	(175)
Other - net	(1,365)	(533)
Total adjustments	15,179	15,321
Net Cash Provided by Operating Activities	25,593	26,879

Investing Activities
Construction and capital expenditures:
Capital expenditures	(16,829)	(15,565)
Interest during construction	(178)	(213)
Acquisitions, net of cash acquired	(2,053)	(4,025)
Dispositions	6,074	846
Purchases of securities	(1,996)	-
Return of advances to and investments in equity affiliates	3	301
Other	(1)	(4)
Net Cash Used in Investing Activities	(14,980)	(18,660)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(16)	1,851
Issuance of other short-term borrowings	-	1,476
Repayment of other short-term borrowings	-	(1,476)
Issuance of long-term debt	8,564	6,416
Repayment of long-term debt	(10,376)	(2,131)
Purchase of treasury stock	(1,617)	(11,134)
Issuance of treasury stock	34	108
Dividends paid	(7,170)	(7,325)
Other	(913)	499
Net Cash Used in Financing Activities	(11,494)	(11,716)
Net decrease in cash and cash equivalents	(881)	(3,497)
Cash and cash equivalents beginning of year	3,339	4,868
Cash and Cash Equivalents End of Period	$2,458	$1,371
Cash paid during the nine months ended September 30 for:
Interest	$3,351	$2,980
Income taxes, net of refunds	$1,337	$1,573
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2014
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,091
Issuance of treasury stock		3
Share-based payments		3
Change related to acquisition of interests held by noncontrolling owners		(33)
Balance at end of period		$91,064

Retained Earnings
Balance at beginning of year		$31,141
Net income attributable to AT&T ($1.95 per diluted share)		10,201
Dividends to stockholders ($1.38 per share)		(7,177)
Balance at end of period		$34,165

Treasury Stock
Balance at beginning of year	(1,269)	$(45,619)
Repurchase of common stock	(48)	(1,617)
Issuance of treasury stock	7	199
Balance at end of period	(1,310)	$(47,037)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,880
Other comprehensive income attributable to AT&T		46
Balance at end of period		$7,926

Noncontrolling Interest
Balance at beginning of year		$494
Net income attributable to noncontrolling interest		213
Distributions		(200)
Acquisitions of noncontrolling interests		69
Acquisition of interests held by noncontrolling owners		(70)
Balance at end of period		$506

Total Stockholders' Equity at beginning of year		$91,482
Total Stockholders' Equity at end of period		$93,119
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as "AT&T," "we" or the "Company." We believe that these consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain foreign equity investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also recorded our proportionate share of our equity method investees' other comprehensive income (OCI) items, including actuarial gains and losses on pension and other postretirement benefit obligations. On June 30, 2014, we completed the sale of our investment in América Móvil, S.A.B. de C.V. (América Móvil) to an unrelated third party (see Note 7).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been reclassified to conform to the current period's presentation.

During the fourth-quarter we conduct our annual impairment testing of intangible assets, remeasure the plan assets and obligations of our benefit plans and, due to our continued access line losses and technology changes, we are assessing certain network assets for under-utilization and/or abandonment.

Stock Repurchase Program  During the first nine months of 2014, we repurchased approximately 48 million shares for $1,617 under a repurchase authorization that was approved by our Board of Directors in March 2013. In March 2014, our Board of Directors approved a fourth authorization to repurchase 300 million shares of our common stock. As of September 30, 2014, we had approximately 415 million shares remaining from these authorizations. The repurchase authorizations have no expiration date, and we expect to make future repurchases opportunistically.

Software Costs  During 2014, we completed studies evaluating the periods that we were utilizing our software assets. As of April 1 and July 1, 2014, we extended our estimated useful lives for capitalized non-network and network software, respectively, to five years to better reflect the estimated periods during which these assets will remain in service and to align with the estimated useful lives used in the industry. This change in accounting estimate increased net income $198, or $0.04 per diluted share, in the third quarter and $330, or $0.06 per diluted share, for the first nine months of 2014.

New Accounting Standards  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between service and equipment, and the timing in which those revenues are recognized. ASU 2014-09 also specifies that incremental costs of obtaining or fulfilling our contracts with customers should be deferred. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016.

AT&T INC.
SEPTEMBER 30, 2014

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings for the three and nine months ended September 30, 2014 and 2013, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerators
Numerator for basic earnings per share:
Net Income	$3,059	$3,905	$10,414	$11,558
Less: Net income attributable to noncontrolling interest	(57)	(91)	(213)	(222)
Net Income attributable to AT&T	3,002	3,814	10,201	11,336
Dilutive potential common shares:
Share-based payment	3	3	10	9
Numerator for diluted earnings per share	$3,005	$3,817	$10,211	$11,345
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,198	5,315	5,208	5,402
Dilutive potential common shares:
Share-based payment (in shares)	16	16	16	17
Denominator for diluted earnings per share	5,214	5,331	5,224	5,419
Basic earnings per share attributable to AT&T	$0.58	$0.72	$1.96	$2.10
Diluted earnings per share attributable to AT&T	$0.58	$0.72	$1.95	$2.09

At September 30, 2014 and 2013, we had issued and outstanding options to purchase approximately 11 million and 12 million shares of AT&T common stock. For the quarter ended September 30, 2014 and 2013, the exercise prices of 3 million shares were above the market price of AT&T stock for the respective periods. Accordingly, we did not include these amounts in determining the dilutive potential common shares.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) for the nine months ended September 30, 2014 and 2013, are presented below. For the period ended September 30, 2014, the amounts reclassified from accumulated OCI include the adjustments resulting from our change in accounting for América Móvil (see Note 7). All amounts are net of tax and exclude noncontrolling interest.

At September 30, 2014 and for the period ended:
	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)	$450	$445		$7,352	$7,880
Other comprehensive income (loss) before reclassifications	(29)	30	272		-	273
Amounts reclassified from accumulated OCI	416 [1]	(15)[2]	29	[3]	(657)[4]	(227)
Net other comprehensive income (loss)	387	15	301		(657)	46
Balance as of September 30, 2014	$20	$465	$746		$6,695	$7,926

At September 30, 2013 and for the period ended:
	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2012	$(284)	$272	$(110)		$5,358	$5,236
Other comprehensive income (loss) before reclassifications	(153)	155	526		-	528
Amounts reclassified from accumulated OCI	34 [1]	(13)[2]	22	[3]	(525)[4]	(482)
Net other comprehensive income (loss)	(119)	142	548		(525)	46
Balance as of September 30, 2013	$(403)	$414	$438		$4,833	$5,282
[1] Pre-tax translation loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
[2] Pre-tax gains are included in Other income (expense) - net in the consolidated statements of income.
[3] (Gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
[4] The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income (see Note 5).

Actuarial loss reclassifications related to our equity method investees are included in Other income (expense) - net in the consolidated statements of income.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment's reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have two reportable segments: (1) Wireless and (2) Wireline.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment includes our portion of the results from our SoftcardTM mobile wallet joint venture which is accounted for as an equity investment.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high speed Internet, video and VoIP services and managed networking to business customers.

The Corporate and Other column includes unallocated corporate expenses, which includes costs to support corporate-driven activities and operations, impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans as well as our actuarial gains and losses on our pension and postretirement plan valuations. Results from equity method investments in América Móvil (prior to the June 2014 disposal of our investment), YP Holdings LLC, and Otter Media (our joint venture with The Chernin Group), are also excluded from our segment results as those results are not considered in our assessment of segment performance. We have revised our prior-period presentation to conform to our current reporting.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In the following tables, we show how our segment results are reconciled to our consolidated results reported.

For the three months ended September 30, 2014
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,423	$14,368	$-	$29,791
Equipment	2,914	247	5	3,166
Total segment operating revenues	18,337	14,615	5	32,957
Operations and support expenses	11,855	10,761	400	23,016
Depreciation and amortization expenses	1,965	2,571	3	4,539
Total segment operating expenses	13,820	13,332	403	27,555
Segment operating income (loss)	4,517	1,283	(398)	5,402
Interest expense	-	-	1,016	1,016
Equity in net income (loss) of affiliates	(26)	1	23	(2)
Other income (expense) – net	-	-	42	42
Segment income (loss) before income taxes	$4,491	$1,284	$(1,349)	$4,426

For the nine months ended September 30, 2014				Consolidated Results
	Wireless	Wireline	Corporate and Other
Service	$45,958	$43,165	$-	$89,123
Equipment	8,175	688	22	8,885
Total segment operating revenues	54,133	43,853	22	98,008
Operations and support expenses	34,305	31,918	783	67,006
Depreciation and amortization expenses	5,931	7,769	6	13,706
Total segment operating expenses	40,236	39,687	789	80,712
Segment operating income (loss)	13,897	4,166	(767)	17,296
Interest expense	-	-	2,757	2,757
Equity in net income (loss) of affiliates	(75)	2	261	188
Other income (expense) – net	-	-	1,456	1,456
Segment income (loss) before income taxes	$13,822	$4,168	$(1,807)	$16,183

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2013
	Wireless	Wireline	Corporate and Other	Consolidated Results
Service	$15,460	$14,403	$-	$29,863
Equipment	2,020	267	8	2,295
Total segment operating revenues	17,480	14,670	8	32,158
Operations and support expenses	10,982	10,385	(12)	21,355
Depreciation and amortization expenses	1,875	2,736	4	4,615
Total segment operating expenses	12,857	13,121	(8)	25,970
Segment operating income	4,623	1,549	16	6,188
Interest expense	-	-	829	829
Equity in net income (loss) of affiliates	(18)	-	109	91
Other income (expense) – net	-	-	50	50
Segment income (loss) before income taxes	$4,605	$1,549	$(654)	$5,500

For the nine months ended September 30, 2013				Consolidated Results
	Wireless	Wireline	Corporate and Other
Service	$45,892	$43,266	$-	$89,158
Equipment	5,570	832	29	6,431
Total segment operating revenues	51,462	44,098	29	95,589
Operations and support expenses	31,932	31,137	564	63,633
Depreciation and amortization expenses	5,553	8,146	16	13,715
Total segment operating expenses	37,485	39,283	580	77,348
Segment operating income (loss)	13,977	4,815	(551)	18,241
Interest expense	-	-	2,481	2,481
Equity in net income (loss) of affiliates	(55)	1	548	494
Other income (expense) – net	-	-	370	370
Segment income (loss) before income taxes	$13,922	$4,816	$(2,114)	$16,624

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance, and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs as active employees earn these benefits. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to meet the plans' obligations to provide benefits to employees upon their retirement.

In July 2014, the U.S. Department of Labor (DOL) published in the Federal Register their final retroactive approval of our September 9, 2013 voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $9,114 at September 30, 2014. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. We distributed $420 to the trust during the nine months ended September 30, 2014. So long as we make the distributions, the terms of the preferred interest will impose no limitations on our ability to declare a dividend, or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

AT&T INC.
SEPTEMBER 30, 2014

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Pension cost:
Service cost – benefits earned during the period	$282	$331	$846	$991
Interest cost on projected benefit obligation	661	608	1,984	1,822
Expected return on assets	(849)	(828)	(2,549)	(2,484)
Amortization of prior service credit	(24)	(25)	(71)	(71)
Net pension cost	$70	$86	$210	$258

Postretirement cost:
Service cost – benefits earned during the period	$59	$95	$175	$286
Interest cost on accumulated postretirement benefit obligation	365	389	1,094	1,168
Expected return on assets	(165)	(177)	(491)	(533)
Amortization of prior service credit	(362)	(263)	(1,086)	(788)
Net postretirement (credit) cost	$(103)	$44	$(308)	$133

Combined net pension and postretirement (credit) cost	$(33)	$130	$(98)	$391

Our combined net pension and postretirement cost decreased $163 in the third quarter and $489 for the first nine months of 2014. The decrease reflects higher amortization of prior service credits due to plan changes, including changes to future costs for continued retiree healthcare coverage. The decrease also reflects increasing corporate bond rates, which contributed to lower service cost and higher interest costs.

Our fourth-quarter 2014 results will include the effects of settlement accounting for a portion of our pension plan. Due in part to our 2013 enhanced retirement offer and other distributions, lump sum distributions from the plan during 2014 exceeded service and interest costs in early October.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $29 in the third quarter of 2014, of which $27 was interest cost, and $87 for the first nine months, of which $82 was interest cost. In 2013, net supplemental retirement pension benefits cost was $27 in the third quarter, of which $25 was interest cost, and $82 for the first nine months, of which $76 was interest cost.

AT&T INC.
SEPTEMBER 30, 2014

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$75,226	$82,938	$74,484	$79,309
Commercial paper	-	-	20	20
Bank borrowings	5	5	1	1
Investment securities	2,643	2,643	2,450	2,450

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,108	$-	$-	$1,108
International equities	541	-	-	541
Fixed income bonds	-	913	-	913
Asset Derivatives[1]
Interest rate swaps	-	131	-	131
Cross-currency swaps	-	1,536	-	1,536
Liability Derivatives[1]
Interest rate swaps	-	(10)	-	(10)
Cross-currency swaps	-	(901)	-	(901)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,049	$-	$-	$1,049
International equities	563	-	-	563
Fixed income bonds	-	759	-	759
Asset Derivatives[1]
Interest rate swaps	-	191	-	191
Cross-currency swaps	-	1,951	-	1,951
Liability Derivatives[1]
Interest rate swaps	-	(7)	-	(7)
Cross-currency swaps	-	(519)	-	(519)
[1] Derivatives designated as hedging instruments are reflected as Other assets, Other noncurrent liabilities and, for a portion of interest rate swaps, Other current assets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $91 have maturities of less than one year, $277 within one to three years, $292 within three to five years, and $253 for five or more years.

Our cash equivalent (money market securities) short-term investments (certificate and time deposits) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Our short-term investments of $1,890 are recorded in "Other current assets" and our investment securities are recorded in "Other Assets" on the consolidated balance sheets.

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
SEPTEMBER 30, 2014

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2014 and September 30, 2013, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2014 and September 30, 2013, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. Over the next 12 months, we expect to reclassify $42 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the nine months ended September 30, 2014 and September 30, 2013, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2014, we had posted collateral of $58 (a deposit asset) and held collateral of $1,396 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Moody's Investors Service and Standard & Poor's Rating Services and two rating levels by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $71. At December 31, 2013, we had posted collateral of $8 (a deposit asset) and held collateral of $1,600 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2014	2013
Interest rate swaps	$6,550	$4,750
Cross-currency swaps	20,650	17,787
Total	$27,200	$22,537

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(70)	$9	$(59)	$(78)
Gain (Loss) on long-term debt	70	(9)	59	78

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were offset against interest expense.

	Three months ended		Nine months ended
Cash Flow Hedging Relationships	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$567	$482	$418	$807

Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(11)	(11)	(33)	(34)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	-	5	(2)	5

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Leap  On March 13, 2014, we acquired Leap, a provider of prepaid wireless service, for fifteen dollars per outstanding share of Leap's common stock, or $1,248 (excluding Leap's cash on hand), plus one nontransferable contingent value right (CVR) per share. The CVR will entitle each Leap stockholder to a pro rata share of the net proceeds of the future sale of the Chicago 700 MHz A-band Federal Communications Commission (FCC) license held by Leap.

The preliminary values of assets acquired under the terms of the agreement were: $3,000 in licenses, $510 in property, plant and equipment, $520 of customer lists, $340 for trade names and $744 of goodwill. The estimated fair value of debt associated with the acquisition of Leap was $3,889, all of which was redeemed or matured by July 31, 2014.

Pending Acquisition
DIRECTV  In May 2014, we announced a merger agreement to acquire DIRECTV in a stock-and-cash transaction for ninety-five dollars per share of DIRECTV's common stock, or approximately $48,500 at the date of announcement. As of September 30, 2014, DIRECTV had approximately $16,852 in net debt based on DIRECTV's financial statements included in the Form 10-Q for the third quarter of 2014. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our stock price is below $34.90 per share at closing and 1.724 AT&T shares if our stock price is above $38.58 at closing. If our average stock price (calculated in accordance with the merger agreement with DIRECTV) is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement was adopted by DIRECTV's stockholders on September 25, 2014 and remains subject to review by the FCC and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain foreign governmental entities have been obtained and are in full force and effect. The transaction is expected to close in the first half of 2015. The merger agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and nonappealable. In October 2014, DIRECTV and the National Football League renewed their agreement for the "NFL Sunday Ticket" service substantially on the terms discussed between AT&T and DIRECTV, satisfying one of the conditions to closing the merger. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

Dispositions
América Móvil  In May 2014, in conjunction with the announcement of our intention to dispose of our investment in América Móvil and the resignation of our board members from the board of América Móvil, we discontinued accounting for this investment under the equity method due to our lack of significant influence. On June 30, 2014, we sold our remaining stake in América Móvil for approximately $5,566 and recorded a pre-tax gain of $1,243. At closing, we received $4,565 cash and we received the remaining cash in the third quarter.

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Connecticut Wireline  In December 2013, we agreed to sell our incumbent local exchange operations in Connecticut to Frontier Communications Corporation for $2,000 in cash. The transaction was approved by the FCC in July 2014 and was approved by the Connecticut Public Utilities Regulatory Authority on October 15, 2014. The transaction closed on October 24, 2014.

We applied held-for-sale treatment to the assets and liabilities of the Connecticut operations, and, accordingly, included the assets in "Other current assets," and the related liabilities in "Accounts payable and accrued liabilities," on our consolidated balance sheets. However, the business does not qualify as discontinued operations as we expect significant continuing direct cash flows related to the disposed operations. Assets and liabilities of the Connecticut operations included the following:

	September 30,	December 31,
	2014	2013
Assets held for sale:
Current assets	$138	$155
Property, plant and equipment - net	1,436	1,289
Goodwill	799	799
Other assets	18	17
Total assets	$2,391	$2,260

Liabilities related to assets held for sale:
Current liabilities	$122	$128
Noncurrent liabilities	537	480
Total liabilities	$659	$608

AT&T INC.
SEPTEMBER 30, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES
We offer our customers the option to purchase certain wireless devices in installments over a period of up to 24 months, with the right to trade in the original equipment for a new device and have the remaining unpaid balance satisfied. As of September 30, 2014, gross equipment installment receivables of $3,002 were included on our consolidated balance sheets, of which $1,861 are notes receivable that are included in "Accounts receivable, net."
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
The following table sets forth a summary of equipment installment receivables sold during the three months and nine months ended September 30, 2014:
	Three months	Nine months
Net receivables sold[1]	$885	$2,276
Cash proceeds received	556	1,375
Deferred purchase price recorded	324	889
[1] Gross receivables sold were $1,028 and $2,665 for the third quarter and the first nine months of 2014, respectively, before deducting the allowance, imputed interest and trade-in right guarantees.

The deferred purchase price was initially recorded at estimated fair value, which was based on remaining installment payments expected to be collected, adjusted by the expected timing and value of the device trade-ins, and is subsequently carried at the lower of cost or net realizable value. The value of the device trade-ins considers estimated prices offered to us by independent, third parties that contemplate changes in value after the launch of a device. At September 30, 2014, our deferred purchase price receivable was $901, which is included in "Other Assets" on our consolidated balance sheets. Our maximum exposure to loss as a result of selling these receivables is limited to the amount of our deferred purchase price at any point in time.
These transactions did not have a material impact in our consolidated statements of income or to "Total Assets" reported on our consolidated balance sheets. We reflect the cash flows related to the arrangement as operating activities in our consolidated statements of cash flows because the cash received from the Purchasers upon both the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry both in the United States and internationally, providing wireless and wireline telecommunication services and equipment. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period's presentation.

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2014 and 2013 are summarized as follows:

	Third Quarter			Nine-Month Period
	2014	2013	Percent Change	2014	2013	Percent Change

Operating Revenues	$32,957	$32,158	2.5%	$98,008	$95,589	2.5%
Operating expenses
Cost of services and sales	14,541	13,403	8.5	42,074	39,227	7.3
Selling, general and administrative	8,475	7,952	6.6	24,932	24,406	2.2
Depreciation and amortization	4,539	4,615	(1.6)	13,706	13,715	(0.1)
Total Operating Expenses	27,555	25,970	6.1	80,712	77,348	4.3
Operating Income	5,402	6,188	(12.7)	17,296	18,241	(5.2)
Income Before Income Taxes	4,426	5,500	(19.5)	16,183	16,624	(2.7)
Net Income	3,059	3,905	(21.7)	10,414	11,558	(9.9)
Net Income Attributable to AT&T	$3,002	$3,814	(21.3)%	$10,201	$11,336	(10.0)%

Overview
Operating income decreased $786, or 12.7%, in the third quarter and $945, or 5.2%, for the first nine months of 2014. Operating income in the third quarter and for the first nine months reflects continued decline in legacy voice and data product revenues as well as higher AT&T U-verse® (U-verse) content costs. This decline is partially offset by higher wireless equipment revenue for device sales under our AT&T NextSM (AT&T Next) program as well as continued growth in our U-verse and strategic business services. Our operating results include the operations of Leap Wireless International, Inc. (Leap) from March 13, 2014, the date of acquisition.

Operating revenues increased $799, or 2.5%, in the third quarter and $2,419, or 2.5%, for the first nine months of 2014. Growth in wireless revenues reflected the continuing trend by our postpaid subscribers to choose devices on installment purchase rather than the device subsidy model, which resulted in increased equipment revenue recognized for device sales. Wireline revenues were slightly lower and continue to be driven by service revenues from our U-verse services and strategic business services, which almost offset decreases from our legacy voice and data products.

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
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cost of services and sales expenses increased $1,138, or 8.5%, in the third quarter and $2,847, or 7.3%, for the first nine months of 2014. The increases were primarily due to higher sales volume and customers choosing higher-priced devices, which contributed to increased wireless equipment costs, and handset insurance costs. The increases also reflect higher wireless network costs and wireline costs attributable to U-verse content costs and subscriber growth and employee-related charges.

Selling, general and administrative expenses increased $523, or 6.6%, in the third quarter and $526, or 2.2%, for the first nine months of 2014. The increases were primarily due to the 2013 gains on spectrum transactions of $293, which resulted in lower expense in the third quarter and for the first nine months of 2013. Also contributing to increased selling and administrative expenses were increased sales expense in our Wireless segment and unallocated corporate expenses related to information technology enhancements, legal and new product and development costs. Partially offsetting the increases were lower Wireless commissions expenses and lower employee-related costs in our Wireline segment.

Depreciation and amortization expense decreased $76, or 1.6%, in the third quarter and $9, or 0.1%, for the first nine months of 2014. The decreases were primarily due to extending the estimated useful life of software and an increase in fully depreciated assets, which were largely offset by ongoing capital spending for network upgrades and expansion and additional expense due to assets acquired from Leap.

Interest expense increased $187, or 22.6%, in the third quarter and $276, or 11.1%, for the first nine months of 2014. The increases were primarily due to charges associated with the early redemption of debt, interest related to our December 2013 tower transaction, and higher debt balances. These increases were partially offset by lower interest rates resulting from 2013 refinancing activity.

Equity in net income (loss) of affiliates decreased $93 in the third quarter and $306, or 61.9%, for the first nine months of 2014. This decrease in equity income for the third quarter and the first nine months primarily resulted from the sale of América Móvil, S.A. de C.V. (América Móvil) in June 2014 (see Note 7).

	Third Quarter		Nine-Month Period
	2014	2013	2014	2013
América Móvil	$-	$85	$153	$410
YP Holdings LLC (YP Holdings)	23	23	108	138
SoftcardTM Mobile Wallet Joint Venture	(25)	(18)	(74)	(55)
Other	-	1	1	1
Equity in Net Income (Loss) of Affiliates	$(2)	$91	$188	$494

Other income (expense) – net We had other income of $42 in the third quarter and $1,456 for the first nine months of 2014, compared to other income of $50 in the third quarter and $370 for the first nine months of 2013. Results in the third quarter of 2014 included interest and dividend income of $15, a net gain on the sale of various investments of $9 and leveraged lease income of $7. Results for the first nine months of 2014 included a net gain on the sale of América Móvil shares and other investments of $1,376, interest and dividend income of $51 and leveraged lease income of $20.

Other income in the third quarter and for the first nine months of 2013 included interest and dividend income of $14 and $54 and leveraged lease income of $6 and $21, respectively. Income for the first nine months of 2013 also included a net gain on the sale of América Móvil shares and other investments of $272.

Income taxes decreased $228, or 14.3%, in the third quarter and increased $703, or 13.9%, for the first nine months of 2014. Our effective tax rate was 30.9% for the third quarter and 35.6% for the first nine months of 2014, as compared to 29.0% for the third quarter and 30.5% for the first nine months of 2013. The increase in effective tax rate for the first nine months was primarily due to the sale of América Móvil shares in 2014. We had previously assumed that a portion of our undistributed earnings for our investment in América Móvil would be returned through dividends that, when received, would qualify for foreign tax credits. As a result of our strategic decision to sell this equity position in connection with our pending acquisition of DIRECTV, these foreign tax credits were not available to be realized.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	September 30,
Subscribers and connections in (000s)	2014	2013
Wireless subscribers	118,650	109,460
Network access lines in service	21,464	25,680
U-Verse VoIP connections	4,756	3,616
Total wireline broadband connections	16,486	16,427
Debt ratio[1]	44.8%	46.9%
Ratio of earnings to fixed charges[2]	4.99	5.50
Number of AT&T employees	247,700	246,740
1 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders' equity) and do not consider cash available to pay down debt. See our "Liquidity and Capital Resources" section for discussion.
2 See Exhibit 12.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and demands to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment's reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have two reportable segments: (1) Wireless and (2) Wireline.

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

We discuss capital expenditures for each segment in "Liquidity and Capital Resources."

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Third Quarter			Nine-Month Period
	2014	2013	Percent Change	2014	2013	Percent Change

Segment operating revenues
Service	$15,423	$15,460	(0.2)%	$45,958	$45,892	0.1%
Equipment	2,914	2,020	44.3	8,175	5,570	46.8
Total Segment Operating Revenues	18,337	17,480	4.9	54,133	51,462	5.2
Segment operating expenses
Operations and support	11,855	10,982	7.9	34,305	31,932	7.4
Depreciation and amortization	1,965	1,875	4.8	5,931	5,553	6.8
Total Segment Operating Expenses	13,820	12,857	7.5	40,236	37,485	7.3
Segment Operating Income	4,517	4,623	(2.3)	13,897	13,977	(0.6)
Equity in Net Income (Loss) of
Affiliates	(26)	(18)	(44.4)	(75)	(55)	(36.4)
Segment Income	$4,491	$4,605	(2.5)%	$13,822	$13,922	(0.7)%

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Third Quarter			Nine-Month Period
	2014	2013	Percent Change	2014	2013	Percent Change
(in 000s)
Wireless Subscribers [1]				118,650	109,460	8.4%
Postpaid smartphones				55,791	50,637	10.2
Postpaid feature phones and data-centric
devices				19,314	21,395	(9.7)
Postpaid				75,105	72,032	4.3
Prepaid				11,179	7,425	50.6
Reseller				13,884	14,089	(1.5)
Connected devices [2]				18,482	15,914	16.1
Total Wireless Subscribers				118,650	109,460	8.4

Net Additions [3]
Postpaid	785	363	-	2,436	1,210	-
Prepaid	(140)	192	-	(595)	19	-
Reseller	87	(285)	-	(281)	(951)	70.5
Connected devices[2]	1,275	719	77.3	2,143	1,634	31.2
Net Subscriber Additions	2,007	989	-	3,703	1,912	93.7

Mobile Share connections				46,909	16,130	-
Smartphones sold under our installment
program during period	3,401	401	-	9,411	401	-

Total Churn[4]	1.36%	1.31%	5 BP	1.41%	1.35%	6 BP
Postpaid Churn[4]	0.99%	1.07%	(8) BP	0.97%	1.04%	(7) BP
1 Represents 100% of AT&T Mobility wireless subscribers.
2 Includes data-centric devices (e.g., eReaders and automobile systems). Excludes tablets, which are primarily included in postpaid.
3 Excludes merger and acquisition-related additions during the period.
4 Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and Mobile Share Value (Mobile Share) and AT&T NextSM (AT&T Next). While we have historically focused on attracting and retaining postpaid subscribers, we have recently increased our focus on prepaid subscribers with our acquisition of Leap.

At September 30, 2014, we served 118.7 million subscribers (including Cricket subscribers from our March 13, 2014 acquisition of Leap, which were approximately 4.5 million at closing), an increase of 8.4% from the prior year. Our subscriber base consists primarily of postpaid accounts. Our prepaid services, which include results from services sold under the Cricket brand, are monthly pay-as-you-go services.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

ARPU
Total ARPU (average service revenue per average wireless subscribers) was down 8.0% in the third quarter and 6.4% for the first nine months of 2014. Postpaid ARPU was down 9.2% and 6.8% when compared to the third quarter and first nine months of 2013, primarily due to our transition to plans that result in lower service revenues in lieu of subsidized devices, which began in the first quarter of 2014. As we adjust our service offerings and pricing structures, management believes that postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) is a better representation of the monthly economic value per postpaid subscriber. For the quarter and nine months, postpaid phone-only ARPU decreased 8.0% and 5.2% versus the year-ago periods and postpaid phone-only ARPU plus AT&T Next decreased 3.4% and 2.1% compared to the same periods last year. Compared to the second quarter of 2014, postpaid ARPU increased 0.6%, postpaid phone-only ARPU increased 0.3%, and postpaid phone-only ARPU plus AT&T Next increased 2.0%.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was higher in the third quarter and for the first nine months of 2014 due to the expected pressure in prepaid with the acquisition of Leap. Postpaid churn was lower for both the third quarter and the first nine months.

Postpaid
Postpaid subscribers increased 1.0% during the third quarter and 4.3% when compared to September 30, 2013. At September 30, 2014, 81% of our postpaid phone subscriber base used smartphones, compared to 75% at September 30, 2013. About 96% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 82% on these plans as compared to 72% in the prior year, and about 51% of our Mobile Share accounts have chosen the 10 gigabyte or higher plans. Device connections on our Mobile Share plans now represent about 62% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

As of September 30, 2014, approximately 86% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our HSPA+ or LTE network), and about 67% of our postpaid smartphone subscribers use an LTE device.

Historically, our postpaid customers have signed two-year service contracts for subsidized handsets. However, through our Mobile Share plans, we have recently begun offering postpaid services at lower prices for those customers who either bring their own devices (BYOD) or participate in our AT&T Next program. Approximately 50% of all postpaid smartphone gross adds and upgrades during the quarter chose AT&T Next. We also experienced a sharp rise in the number of BYOD gross adds to 462,000, compared to 109,000 at September 30, 2013. While BYOD customers do not generate equipment revenue, the lack of a device cost and subsidy helps improve our margins. We expect continued increases in our AT&T Next take rate as we have expanded offering to additional distributors.

Our AT&T Next program allows for postpaid subscribers to purchase certain devices in installments over a period of up to 24 months. Additionally, after a specified period of time they also have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect these trade-in programs, at the time of the sale, we recognize equipment revenue for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers on the AT&T Next program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. In the second quarter of 2014, we began offering the AT&T Next program through other distributors and we expanded the offering to almost all of our remaining distributors during the third quarter, which is expected to further accelerate the impacts on service revenues.

Prepaid
In March 2014, we completed our acquisition of Leap, which included approximately 4.5 million prepaid subscribers at closing. Prepaid subscribers decreased 1.4% during the third quarter due in part to expected transition of Cricket subscribers. As of October 31, 2014 we have over 2 million Leap and former Aio subscribers on our GSM network.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Our Wireless segment operating income margin in the third quarter decreased from 26.4% in 2013 to 24.6% in 2014 and for the first nine months decreased from 27.2% in 2013 to 25.7% in 2014. Our Wireless segment operating income decreased $106, or 2.3%, in the third quarter and decreased $80, or 0.6%, for the first nine months of 2014. The decreases in operating margin and income in the third quarter and for the first nine months reflected the increasing popularity of Mobile Share plans, promotional activities and our continued investment in new services.

Service revenues decreased $37, or 0.2%, in the third quarter and increased $66, or 0.1%, for the first nine months of 2014. The decrease in the third quarter is due to customers shifting to no-device-subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans. This decrease was largely offset by revenues from Cricket subscribers that were not included in our 2013 results. The increase in the first nine months was primarily due to the increased number of subscribers using smartphones with larger data plans and revenues from Cricket subscribers, which were partially offset by the growing adoption of Mobile Share plans. While we expect monthly service revenues to continue to be pressured as customers move to Mobile Share plans, we expect equipment revenues to increase for those subscribers who elect the AT&T Next program.

Equipment revenues increased $894, or 44.3%, in the third quarter and $2,605, or 46.8%, for the first nine months of 2014. The increases were primarily related to devices sold under our AT&T Next program. During the second quarter of 2014, with the launch of the AT&T Next program through other distributors we began deferring the recognition of equipment revenue and costs until the device is sold to the end subscriber and the trade-in right is conveyed. This lag in timing of the recognition of the sale resulted in lower revenue through these distributors beginning in the second quarter of 2014.

Operations and support expenses increased $873, or 7.9%, in the third quarter and $2,373, or 7.4%, in the first nine months of 2014. The increases in the third quarter and for the first nine months were primarily due to the following:
•
Equipment costs increased $406 and $950, respectively, reflecting the sales of more expensive smartphones. Equipment costs also include Cricket and Alltel subscriber integration charges, which we expect will continue into 2015 as we complete the transition of those subscribers to our network.

•
Selling (other than commissions) and administrative expenses increased $267 and $966 due primarily to increases of: $125 and $290, which include increased legal costs and new product development expenses; $50 and $106 in bad debt expense; $29 and $125 in customer service expense; and $7 and $117 in sales expense. Also contributing to the increase in the first nine months were higher marketing and advertising expenses of $119. Each of these increases included additional costs related to acquisitions.

•
Network system costs increased $185 and $538 due to higher network traffic and personnel-related network support costs and cell site related costs in conjunction with our network enhancement efforts and increased costs related to the Cricket acquisition.

•	Handset insurance cost increased $122 and $285 due to an increase in the cost of replacement phones.

Partially offsetting these increases were lower commission expenses of $182 and $522. Commission expense was lower in both the third quarter and first nine months of 2014 primarily due to lower average commission rates and increased national equipment activation credits. A decrease in upgrade transactions contributed to the lower commission expense for the nine month period.

Depreciation and amortization expenses increased $90, or 4.8%, in the third quarter and $378, or 6.8%, for the first nine months of 2014. Depreciation expense increased $80, or 4.4%, in the third quarter and $419, or 7.8%, for the first nine months primarily due to ongoing capital spending for network upgrades and expansion and acquisition of Leap partially offset by extending the estimated useful life of software.

Amortization expense increased $10, or 21.3%, in the third quarter and decreased $41, or 21.9%, for the first nine months. The increase in the third quarter is primarily due to higher amortization of intangibles for customer lists related to our acquisition of Leap, mostly offset by the completion of amortization of customer lists from our December 2006 acquisition of BellSouth Corporation (BellSouth). The decrease for the first nine months reflects the fully amortized customer lists from our acquisition of BellSouth, slightly offset by amortization of customer lists from our March 2014 acquisition of Leap.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Third Quarter			Nine-Month Period
	2014	2013	Percent Change	2014	2013	Percent Change

Segment operating revenues
Service	$14,368	$14,403	(0.2)%	$43,165	$43,266	(0.2)%
Equipment	247	267	(7.5)	688	832	(17.3)
Total Segment Operating Revenues	14,615	14,670	(0.4)	43,853	44,098	(0.6)
Segment operating expenses
Operations and support	10,761	10,385	3.6	31,918	31,137	2.5
Depreciation and amortization	2,571	2,736	(6.0)	7,769	8,146	(4.6)
Total Segment Operating Expenses	13,332	13,121	1.6	39,687	39,283	1.0
Segment Operating Income	1,283	1,549	(17.2)	4,166	4,815	(13.5)
Equity in Net Income of Affiliates	1	-	-	2	1	-
Segment Income	$1,284	$1,549	(17.1)%	$4,168	$4,816	(13.5)%

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided at September 30, 2014 and 2013 are shown below and trends are addressed throughout this segment discussion.

	September 30,	September 30,	Percent
(in 000s)	2014	2013	Change
U-verse high speed Internet	12,098	9,745	24.1%
DSL and Other Broadband Connections	4,388	6,682	(34.3)
Total Wireline Broadband Connections[1]	16,486	16,427	0.4

Total U-verse Video Connections	6,067	5,266	15.2

Retail Consumer Switched Access Lines	10,182	13,133	(22.5)
U-verse Consumer VoIP Connections	4,698	3,616	29.9
Total Retail Consumer Voice Connections	14,880	16,749	(11.2)

Switched Access Lines
Retail Consumer	10,182	13,133	(22.5)
Retail Business	9,509	10,632	(10.6)
Retail Subtotal	19,691	23,765	(17.1)

Wholesale Subtotal	1,562	1,655	(5.6)

Total Switched Access Lines[2]	21,464	25,680	(16.4)%
1 Total wireline broadband connections include DSL, U-verse high speed Internet and satellite broadband.
2 Total switched access lines includes access lines provided to national mass markets and private payphone service providers of 211 at September 30, 2014 and 260 at September 30, 2013.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating Results
Our Wireline segment operating income margin in the third quarter decreased from 10.6% in 2013 to 8.8% in 2014, and for the first nine months decreased from 10.9% in 2013 to 9.5% in 2014. Our Wireline segment operating income decreased $266, or 17.2%, in the third quarter and $649, or 13.5%, for the first nine months of 2014. The decrease in operating margins and income was driven primarily by continued revenue decreases from our legacy voice and data products and increased U-verse content costs, partially offset by increased revenues from our U-verse and IP-based strategic business services.

Service revenues decreased $35, or 0.2%, in the third quarter and $101, or 0.2%, for the first nine months of 2014. Lower service revenues from business customers (which include integration, government-related and outsourcing services) and the continued decline in revenues from legacy services that we no longer actively market were largely offset by higher service revenues from our residential customers.

Business
Service revenues from business customers decreased $168, or 2.0%, in the third quarter and $547, or 2.1%, for the first nine months of 2014. The revenue decreases were due to a $176 and $440 decrease, respectively, in long-distance and local voice revenues and a $284 and $928 decrease in traditional data revenues, which include circuit-based and packet-switched data services. The decreases were primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings, such as Ethernet, VPN, U-verse high speed Internet access and managed Internet services, or to other service providers. The lower traditional service revenues were largely offset by higher demand for our next generation services. Strategic business service revenues, which include VPNs, Ethernet, hosting, IP conferencing, VoIP, Ethernet-access to Managed Internet Service (EaMIS), security services, and U-verse services provided to business customers increased $308, or 14.3%, in the third quarter and $909, or 14.6%, for the first nine months of 2014. In the third quarter and for the first nine months, revenue from VPN increased $82 and $270, Ethernet increased $87 and $252, U-verse services increased $48 and $126 and EaMIS increased $50 and $123.

Consumer
Service revenues from residential customers increased $175, or 3.2%, in the third quarter and $590, or 3.6%, for the first nine months of 2014. The increases were driven by higher IP data revenue reflecting increased U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the third quarter and for the first nine months, U-verse revenue from consumers increased $327 and $1,029 for high-speed Internet access, $265 and $806 for video and $101 and $306 for voice. These increases were partially offset by a decrease of $184 and $536 in DSL revenue as customers continue to shift to our strategic high-speed Internet access offerings, and a $348 and $1,048 decrease in traditional voice revenues.

Equipment revenues decreased $20, or 7.5%, in the third quarter of 2014, and $144, or 17.3%, for the first nine months of 2014. Our equipment revenues are mainly attributable to our business customers.

Operations and support expenses increased $376, or 3.6%, in the third quarter and $781, or 2.5%, for the first nine months of 2014. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The increases in expenses were primarily due to increased cost of sales of $197 and $450, related to U-verse content fees; higher nonemployee expenses of $108 and $350 in conjunction with Project Velocity IP (VIP) deployment, information technology enhancements and overall growth of our U-verse services; higher Universal Service Fund (USF) fees of $39 and $142, which are offset by higher USF revenues; higher materials and energy costs of $46 and $120; and higher traffic compensation costs of $67 for the year-to-date period. These increases were partially offset by lower employee related expense of $23 and $301, reflecting ongoing workforce reduction initiatives.

Depreciation and amortization expenses decreased $165, or 6.0%, in the third quarter and $377, or 4.6%, for the first nine months of 2014. Depreciation expense decreased $130, or 4.9%, in the third quarter and $270, or 3.5%, for the first nine months of 2014 primarily due to extending the estimated useful life of software, partially offset by ongoing capital spending for network upgrades and expansion. Amortization expense decreased $35, or 34.0%, and $107, or 31.8%, for the first nine months of 2014 primarily due to fully amortized customer lists associated with acquisitions.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

U-verse Services  As part of Project VIP, we announced a goal to expand our IP-broadband service to approximately 57 million customer locations and we achieved that goal during the third quarter. As of September 30, 2014, we had 12.4 million total U-verse subscribers (high-speed Internet and video), including 12.1 million Internet and 6.1 million video subscribers (subscribers to both services are only counted once in the total).

We believe that our U-verse TV service is a "video service" under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Petitions have been filed at the Federal Communications Commission (FCC) alleging that the manner in which we provision "public, educational and governmental" (PEG) programming over our U-verse TV service conflicts with federal law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost and extent of our U-verse offerings.

DIRECTV Acquisition  In May 2014, we announced a merger agreement to acquire DIRECTV in a stock-and-cash transaction for ninety-five dollars per share of DIRECTV's common stock, or approximately $48,500 at the date of announcement. As of September 30, 2014, DIRECTV had approximately $16,852 in net debt based on DIRECTV's financial statements included in its Form 10-Q for the third quarter of 2014. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our stock price is below $34.90 per share at closing and 1.724 AT&T shares if our stock price is above $38.58 at closing. If our average stock price (calculated in accordance with the merger agreement with DIRECTV) is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement was adopted by DIRECTV's stockholders on September 25, 2014 and remains subject to review by the FCC and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain foreign governmental entities have been obtained and are in full force and effect. The transaction is expected to close in the first half of 2015. The merger agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and nonappealable. In September 2014, DIRECTV and the National Football League renewed their agreement for the "NFL Sunday Ticket" service substantially on the terms discussed between AT&T and DIRECTV, satisfying one of the conditions to closing the merger. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

Based on synergies we expect to realize with the acquisition, we have also committed to the following upon closing of the transaction: (1) expanding and enhancing our deployment of both wireline and fixed wireless broadband to at least 15 million customer locations across 48 states, with most of the locations in underserved rural areas, (2) adhering to the FCC's Open Internet protections established in 2010 for three years after closing, regardless of whether the FCC re-establishes such protections for other industry participants following the D.C. Circuit's vacating of those rules, (3) for three years after closing, offering standalone retail broadband Internet access service at reasonable market-based prices, including a service of at least 6 Mbps down (where feasible) at guaranteed prices, in areas where we offer wireline broadband service today, and (4) offering, for three years after closing, standalone DIRECTV satellite video service at nationwide package prices that do not differ between customers in AT&T's wireline footprint and customers outside our current 22-state wireline footprint.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

GSF Telecom Acquisition  On November 7, 2014, we entered into an agreement to acquire 100 percent of the stock of Mexican wireless company GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) for $2,500, less net debt at closing, which was approximately $700 at announcement. GSF Telecom offers service under both the Iusacell and Unefon brand names in Mexico with a network that covers about 70 percent of Mexico's population of approximately 120 million. Under the terms of the purchase agreement, we will acquire all of GSF Telecom's wireless properties, including licenses, network assets, retail stores and about 8.6 million subscribers. The acquisition will occur after Grupo Salinas, the current owner of 50 percent of GSF Telecom, closes its announced purchase of the other 50 percent of GSF Telecom it does not own today. The purchase is subject to review by the Mexican Federal Telecommunications Institute and the Mexican National Foreign Investment Commission. We expect to close the purchase during the first quarter of 2015, subject to customary closing conditions.

Spectrum Acquisitions  On September 3, 2014, we completed our acquisition of 49 Advanced Wireless Services (AWS) spectrum licenses, covering nearly 50 million people in 14 states, from Aloha Partners II, L.P., for approximately $804 in cash.

Connecticut Wireline Disposition  In December 2013, we agreed to sell our incumbent local exchange operations in Connecticut to Frontier Communications Corporation for $2,000 in cash. The transaction was approved by the FCC in July 2014 and was approved by the Connecticut Public Utilities Regulatory Authority on October 15, 2014. The transaction closed on October 24, 2014. We anticipate the cash tax impact of the transaction will be partially offset by the availability of capital losses.

Federal Trade Commission Litigation  On October 28, 2014, the Federal Trade Commission (FTC) filed a civil suit against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern AT&T's Maximum Bit Rate ("MBR") program, which temporarily reduces the download speeds of a small portion of our Unlimited Data Plan customers each month. MBR is an industry-standard practice that is authorized by the FCC and designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing, and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers.

Environmental  In 2012, AT&T Mobility entered into an administrative settlement with the U.S. Environmental Protection Agency (EPA) regarding alleged violations of federal environmental statutes in connection with management of back-up power systems at AT&T Mobility facilities. As part of the settlement, we are required to audit our compliance at over 1,300 facilities and to pay stipulated penalties for any violations discovered by those audits. At this time, it is probable that as a result of these audits, we will face civil penalties in excess of one hundred thousand dollars but not in an amount that would be material.

In December 2011, Harris County, Texas brought suit on behalf of itself and the Texas Commission on Environmental Quality (TCEQ) alleging AT&T to be liable for statutory civil penalties for past leakage at eleven petroleum storage tank locations. All eleven sites have been remediated (with de minimis actual impact) in accordance with state programs and the TCEQ has issued No Further Action letters closing the sites. Notwithstanding these facts, Harris County declined to dismiss its claims. In September 2014, the parties agreed to settle the case for an immaterial amount in civil penalties.

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

AT&T INC.
SEPTEMBER 30, 2014

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

We provide wireless services in robustly competitive markets, but those services are subject to substantial and increasing governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers' prices and service offerings are generally not subject to state regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the "AWS-3 Auction"), and also authorized the FCC to conduct an "incentive auction," to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction"). On September 12, 2014, AT&T submitted an application to participate in the AWS auction. The FCC has initiated proceedings to establish rules that would govern these auctions. The AWS-3 Auction is expected to begin in the second half of 2014. The FCC recently announced that the 600 MHz Auction has been postponed until 2016. Due to the FCC's rules restricting communications regarding auction strategy, we will not disclose our financial plans for the auctions during the quiet period for these auctions, unless legally required.

In May 2014, in a separate proceeding, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case by case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation "screen" that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of "low band" spectrum that exceeds one third of the available low band spectrum as presumptively harmful to competition. In addition, the FCC imposed limits on certain bidders in the 600 MHz Auction, including AT&T, restricting them from bidding on up to 40 percent of the available spectrum in the incentive auction in markets that cover as much as 70-80 percent of the U.S. population. On balance, the order and the new spectrum screen should allow AT&T to obtain additional spectrum to meet our customers' needs, but because AT&T uses more "low band" spectrum in its network than some other national carriers, the separate consideration of low band spectrum acquisitions might affect AT&T's ability to expand capacity in these bands ("low band" spectrum has better propagation characteristics than "high band" spectrum). We seek to ensure that we have the opportunity, through the auction process and otherwise, to obtain the spectrum we need to provide our customers with high-quality service in the future.

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
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Net Neutrality  In January 2014, the D.C. Circuit released its decision on Verizon's appeal of the FCC's Net Neutrality rules. Those rules prohibited providers of fixed, mass market Internet access service from blocking access to lawful content, applications, services or non-harmful devices. The rules prohibited providers of mobile broadband Internet access service from blocking consumers from accessing lawful websites or applications that compete with the provider's own voice or video telephony services. The rules also imposed transparency requirements on providers of both fixed and mobile broadband Internet access services, requiring public disclosure of information regarding network management practices, performance and commercial terms of their service offerings. In addition, the rules prohibited providers of fixed (but not mobile) broadband Internet access service from unreasonably discriminating in their transmission of lawful network traffic.

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

The invalidation of the no-blocking and antidiscrimination rules means that broadband Internet access providers have greater flexibility in their provision of mass market services. However, the court's finding that section 706 provides the FCC independent authority to adopt rules to promote broadband deployment appears to give the FCC broad authority to regulate the Internet and, more generally, IP-based services, provided the FCC finds such regulation promotes deployment of broadband infrastructure. In addition, because section 706(a) grants authority to both the FCC and the states to adopt rules to promote broadband deployment, states could attempt to rely on that provision to regulate broadband services, although the states' authority to do so appears to be narrower than the FCC's. In May 2014, the FCC released a notice of proposed rulemaking in response to the D.C. Circuit's January decision that also asks wide-ranging questions that appear to re-open settled issues. Most significantly, the Commission asks whether it has sufficient authority under section 706 to reestablish protections against discrimination and blocking on broadband Internet access services or whether it needs to reclassify broadband Internet access service as a telecommunications service to achieve its regulatory goals. If the FCC were to reclassify broadband as a telecommunications service, or the FCC and/or the states were to impose additional regulation of the Internet or broadband services, it could have a material adverse impact on our broadband services and operating results.

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program, through which it disburses approximately $4,500 per year to carriers providing telephone service in high-cost areas, and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order adopts rules to address immediately certain practices that artificially increase ICC payments, as well as other practices to avoid such payments. The order also establishes a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In the order, the FCC also repurposed its high-cost universal service program to encourage providers to deploy broadband facilities in unserved areas. To accomplish this goal, the FCC is transitioning support amounts disbursed through its existing high-cost program to its new Connect America Fund (CAF). In 2013, the FCC awarded us approximately $100 in new CAF funding to deploy broadband in unserved areas. In May 2014, the United States Court of Appeals for the Tenth Circuit denied all challenges to the universal service and intercarrier compensation rules adopted in the 2011 order. It subsequently denied two petitions for rehearing of discrete aspects of that decision. We do not expect the FCC's rules to have a material impact on our operating results.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $2,458 in cash and cash equivalents available at September 30, 2014. Cash and cash equivalents included cash of $1,324 and money market funds and other cash equivalents of $1,134. We also had $1,890 in short-term cash investments, which we included in "Other current assets" on our consolidated balance sheet. In the first nine months of 2014, cash inflows were primarily provided by cash receipts from operations and long-term debt issuances, with additional cash from the monetization of our investment in América Móvil and other assets. These inflows were largely offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, dividends to stockholders, debt redemptions, stock repurchases and the acquisition of wireless spectrum and operations. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2014, cash provided by operating activities was $25,593, compared to $26,879 for the first nine months of 2013. Lower operating cash flows in 2014 were primarily due to increased inventory levels, retirement benefit funding and wireless device financing related to our AT&T Next program, which results in cash collection over the installment period instead of at the time of sale. In June 2014, we entered into uncommitted agreements to periodically sell certain equipment installment receivables for cash and future consideration (see Note 8 for details). Proceeds from the sale of equipment installment receivables, which we included in our operating cash flows, and the timing of working capital payments partially offset the decline in operating cash flows. We expect lower cash from operations in 2014 as our AT&T Next program continues to gain popularity with customers and as we incur Leap and other wireless integration costs and DIRECTV merger costs.

Cash Used in or Provided by Investing Activities
For the first nine months of 2014, cash used in investing activities totaled $14,980 and consisted primarily of $16,829 for capital expenditures, excluding interest during construction, $1,996 in short-term investments ($1,890 of which are time deposits greater than 90 days), and $2,053 for the acquisitions of spectrum, Leap and other operations. These expenditures were partially offset by cash receipts of approximately $5,885 from the sale of our shares in América Móvil.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital expenditures, excluding interest during construction, increased $1,264 in the first nine months. Our Wireless segment represented 54% of our total spending and increased 10% in the first nine months. The Wireline segment, which includes U-verse services, represented 46% of the total capital expenditures and increased 6% in the first nine months, primarily reflecting our ongoing implementation of Project VIP.

We continue to expect our capital expenditures during 2014 to be in the $21,000 range. We expect 2014 to be our peak investment year for Project VIP and anticipate our Wireless and Wireline segments' spend to be proportionally consistent to 2013. We expect our 2015 capital expenditures for our existing businesses to be in the $18,000 range.

On October 24, 2014, we completed the sale of our Connecticut operations for approximately $2,000 in cash.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

Cash Used in or Provided by Financing Activities
For the first nine months of 2014, cash used in financing activities totaled $11,494 and included net proceeds of $8,564 from the following long-term debt issuances:
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
~~•~~
May 2014 draw of $750 on a private financing agreement with Export Development Canada due 2017. The agreement is designed to encourage the purchase of Canadian-sourced equipment. The agreement contains terms similar to that provided under our revolving credit arrangements, discussed below.

•	June 2014 issuance of $2,000 of 4.800% global notes due 2044.
•	June 2014 issuance of €1,600 (equivalent to $2,181 when issued) of 2.400% global notes due 2024 and €500 (equivalent to $681 when issued) of 3.375% global notes due 2034.

For the first nine months of 2014, we redeemed $10,376 of debt, primarily consisting of the following:
•	March 2014 redemption of $1,814 of Cricket Communications, Inc. term loans and approximately $38 of 4.500% Leap convertible senior notes (Leap senior notes) in connection with the Leap acquisition.
•	April 2014 redemption of Cricket Communications, Inc. 7.750% senior notes with a face value of $1,600 in connection with the Leap acquisition.
•
July 2014 redemption of $4,393 of debt consisting of all of the outstanding BellSouth 5.200% notes due 2014, AT&T 0.875% global notes due 2015, AT&T 5.625% global notes due 2016, and BellSouth 5.200% notes due 2016 as well as $750 in principal amount of the outstanding AT&T 2.500% global notes due 2015.

•	July 2014 redemption of the remaining $211 of Leap senior notes in connection with the Leap acquisition.
•	September 2014 redemption of $2,250 of SBC Communications Inc. 5.100% global notes due 2014.

Our weighted average interest rate of our long-term debt portfolio was approximately 4.4% as of September 30, 2014, and 4.5% as of December 31, 2013. We had $75,226 of total notes and debentures outstanding at September 30, 2014, which included Euro, British pound sterling and Canadian dollar denominated debt of approximately $19,823.

In October 2014, we initiated approximately $1,300 of Taiwan-based borrowing that will close in November.

In October 2014, we made a refundable deposit with the FCC for the upcoming AWS-3 Auction.

Since the first quarter of 2012, we have been buying back shares of AT&T common stock under three previous 300 million share repurchase authorizations approved by our Board of Directors. During the first nine months of 2014, we repurchased approximately 48 million shares for $1,617. In March 2014, our Board of Directors approved a fourth authorization to repurchase 300 million shares of our common stock, which has no expiration date. As of September 30, 2014, we had approximately 415 million shares remaining from the authorizations. We expect to make future repurchases opportunistically.

We paid dividends of $7,170 during the first nine months of 2014, compared with $7,325 for the first nine months of 2013, primarily reflecting the decline in shares outstanding due to our repurchase activity, partially offset by the increase in the quarterly dividend approved by our Board of Directors in December 2013. Dividends declared by our Board of Directors totaled $0.46 per share in the third quarter and $1.38 per share for the first nine months of 2014 and $0.45 per share in the third quarter and $1.35 per share for the first nine months of 2013. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.
SEPTEMBER 30, 2014

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

At September 30, 2014, we had $5,109 of debt maturing within one year, $5,063 of which related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

We have two revolving credit agreements with a syndicate of banks: a $5,000 agreement expiring in December 2018 and a $3,000 agreement expiring in December 2017. Advances under either agreement may be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under each agreement. Under each agreement, we can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. Under each agreement, we must maintain a debt-to-EBITDA, including modifications described in the agreement, ratio of not more than three-to-one as of the last day of each fiscal quarter for the four quarters then ended. Both agreements also contain a negative pledge covenant, which generally provides that if we pledge assets or permit liens on our property, then any advances must also be secured. At September 30, 2014, we had no advances outstanding under either agreement and were in compliance with all covenants under each agreement.

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include any debt issued by YP Holdings and other investees. At September 30, 2014, our debt ratio was 44.8%, compared to 46.9% at September 30, 2013, and 45.0% at December 31, 2013. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, debt in connection with acquisitions and stock repurchases.

During 2014, we also received approximately $8,074 from the monetization of various nonstrategic assets, including the sale of our Connecticut operations. A majority of that cash was attributable to sales of our investment in América Móvil and real estate holdings. We plan to continue to explore similar opportunities in the remainder of 2014.

In September 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. In July 2014, the U.S. Department of Labor (DOL) published in the Federal Register their final retroactive approval of our voluntary contribution.

The preferred equity interest had a value of $9,114 as of September 30, 2014, and $9,104 on the contribution date, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. We distributed $420 to the trust during the nine months ended September 30, 2014. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend, or repurchase shares.

AT&T INC.
SEPTEMBER 30, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2014, we had interest rate swaps with a notional value of $6,550 and a net fair value of $121.

We have fixed-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $20,650 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $635 at September 30, 2014.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of September 30, 2014.

AT&T INC.
SEPTEMBER 30, 2014

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

Information set forth in this report contains forward-looking statements that are subject to risks and uncertainties, and actual results could differ materially. Many of these factors are discussed in more detail in the "Risk Factors" section. We claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:
•
Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers' ability to access financial markets at favorable rates and terms.

•	Changes in available technology and the effects of such changes, including product substitutions and deployment costs.
•
Increases in our benefit plans' costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse changes in mortality assumptions; adverse medical cost trends, and unfavorable or delayed implementation of healthcare legislation, regulations or related court decisions.

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

•	Our continued ability to attract and offer a diverse portfolio of wireless service and device financing plans, devices and maintain margins.
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
SEPTEMBER 30, 2014

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The additional Risk Factor below reflects our pending acquisition of DIRECTV (See "Other Business Matters").

The impact of our pending acquisition of DIRECTV, including our ability to obtain governmental approvals on favorable terms including any required divestitures; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition and potential adverse effects on our share price and dividend amount due to the issuance of additional shares; the addition of DIRECTV's existing debt to our balance sheet; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third party relationships and revenues.

We have agreed to acquire DIRECTV for approximately $48,500. We believe that the acquisition will give us the scale, resources and ability to deploy video technology to more customers than otherwise possible and to provide an integrated bundle of broadband, video and wireless services enabling us to compete more effectively against cable operators as well as other technology, media and communications companies. In addition, we believe the acquisition will result in cost savings, especially in the area of video content costs, and other potential synergies, enabling us to expand and enhance our broadband deployment and provide more video options across multiple fixed and mobile devices.

Achieving these results will depend upon obtaining governmental approvals on favorable terms within the time limits contemplated by the parties. Delays in closing, including as a result of delays in obtaining regulatory approval could divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained and the transaction is consummated, then we must integrate a large number of video network and other operational systems and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. This acquisition also will increase the amount of debt on our balance sheet (both from DIRECTV's debt and the indebtedness needed to pay a portion of the purchase price) leading to additional interest expense and, due to additional shares being issued, will result in additional cash being required for any dividends declared. Both of these factors could put pressure on our financial flexibility to continue capital investments, develop new services and declare future dividends. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.
SEPTEMBER 30, 2014

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2014 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2014 - July 31, 2014	5,205,380	$35.57	5,200,000	415,550,000
August 1, 2014 - August 31, 2014	1,004,945	35.67	1,000,000	414,550,000
September 1, 2014 - September 30, 2014	3,379	-	-	414,550,000
Total	6,213,704	$35.58	6,200,000
[1] In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved a third authorization to repurchase up to an additional 300 million   shares of our common stock.

The authorizations have no expiration date.
[2] Of the shares repurchased, 13,704 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
SEPTEMBER 30, 2014

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

November 10, 2014	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer