Form 10-Q/A
period 2014-09-30
AT&T INC.
filed 2014-11-10
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

AT&T Inc. is filing this Amendment No. 1 to its Quarterly Report on 10-Q for the quarter ended September 30, 2014 (Form 10-Q), which was filed with the Securities and Exchange Commission on November 10, 2014, for the sole purpose of furnishing corrected XBRL Interactive Data Files. Due to a vendor software error, the XBRL Interactive Data Files originally furnished with the Form 10-Q contained information from the prior quarter. No other changes have been made to the Form 10-Q.

Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

AT&T INC.
SEPTEMBER 30, 2014

Item 6. Exhibits
Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

12*	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

*  Previously filed as an exhibit to the Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2014	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer