Form 10-K
period 2014-12-31
AT&T INC.
filed 2015-02-20
CIK 732717

FORM 10-K UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Based on the closing price of $35.36 per share on June 30, 2014, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $184 billion.

At February 13, 2015, common shares outstanding were 5,190,167,853.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.'s Annual Report to Stockholders for the fiscal year ended December 31, 2014 (Parts I and II).

(2)	Portions of AT&T Inc.'s Notice of 2015 Annual Meeting and Proxy Statement dated on or about March 10, 2015 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

6.125% AT&T Inc.	New York Stock Exchange
Global Notes due April 2, 2015

5.875% AT&T Inc.	New York Stock Exchange
Global Notes due April 28, 2017

Floating Rate AT&T Inc. Global Notes due June 4, 2019 1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17, 2021	New York Stock Exchange

1.45% AT&T Inc. Global Notes due June 1, 2022	New York Stock Exchange

2.50% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

2.40% AT&T Inc. Global Notes due March 15, 2024 3.50% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange New York Stock Exchange

2.60% AT&T Inc. Global Notes due December 17, 2029	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

3.375% AT&T Inc. Global Notes due March 15, 2034 7.00% AT&T Inc.	New York Stock Exchange New York Stock Exchange
Global Notes due April 30, 2040

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. ("AT&T," "we" or the "Company") is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas, Texas, 75202 (telephone number 210-821-4105). We maintain an Internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our "Code of Ethics" applicable to all employees and Directors, our "Corporate Governance Guidelines," and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.'s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly-traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world's leading telecommunications providers. In connection with the merger, we changed the name of our company from "SBC Communications Inc." to "AT&T Inc." In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we thereby acquired BellSouth's 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. Substantially all of our services and products are marketed under the AT&T brand name.  In 2014, we completed the acquisition of wireless provider Leap Wireless International, Inc. (Leap) and sold our ILEC operations in Connecticut, which we had previously acquired in 1998.

Scope
We are a leading provider of telecommunications services in the United States and the world. We offer our services and products to consumers in the U.S. and services and products to businesses and other providers of telecommunications services worldwide.

The services and products that we offer vary by market, and include: wireless communications, data/broadband and Internet services, video services, local exchange services, long-distance services, telecommunications equipment, managed networking, and wholesale services. We group our operating subsidiaries as follows, corresponding to our two operating segments for financial reporting purposes:
•	wireless subsidiaries provide both wireless voice and data communications services across the U.S. and, through roaming agreements, in a substantial number of foreign countries.
•
wireline subsidiaries provide primarily landline data and voice communication services, AT&T U-verse® high speed broadband, video, and voice services (U-verse) and managed networking to business customers.

Our Corporate and Other information includes unallocated corporate expenses, our portion of results from our equity investments and impacts from corporate-wide decisions for which the individual operating segments are not being evaluated.

Our wireline subsidiaries operate as the ILEC in 21 states: Alabama, Arkansas, California, Illinois, Indiana, Florida, Georgia, Kentucky, Louisiana, Kansas, Michigan, Mississippi, Missouri, Nevada, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas and Wisconsin (21-state area). These subsidiaries are subject to regulation by each state in which they operate and by the Federal Communications Commission (FCC). Wireless service providers are regulated by the FCC. Additional information relating to regulation, acquisitions and dispositions and other strategic matters are contained under the heading "Government Regulation" and in the Annual Report under the headings "Operating Environment and Trends of the Business" and "Other Business Matters" and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

With continuing advances in technology and in response to changing demands from our customers, we have focused on providing broadband, video and voice services over both our wireless and wireline platforms. We have also agreed to purchase DirecTV to expand our offerings to satellite technology. We make our customers' lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2015, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary.

In the United States, we now cover all major metropolitan areas and more than 300 million people with our LTE technology. We also provide 4G coverage using another technology (HSPA+), and when combined with our upgraded backhaul network, we are able to enhance our network capabilities and provide superior mobile broadband speeds for data and video services. Our wireless network also relies on other GSM digital transmission technologies for 3G and 2G data communications. As of December 31, 2014, we served more than 120 million subscribers.

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We are facing significant spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make additional spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis. To that end, we closed nearly 50 deals to acquire spectrum and wireless operations during 2014. In addition, we also acquired Leap in March 2014, which enabled us to expand our spectrum position in a cost-effective manner. In January 2015, we submitted winning bids for 251 Advanced Wireless Service (AWS) spectrum licenses for a near-nationwide contiguous block of high-quality AWS spectrum in the AWS-3 Auction (FCC Auction 97) for $18,189.

Also as part of our efforts to improve our network performance and help address the need for additional spectrum capacity, we are redeploying spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We are managing this process consistent with previous network upgrades and are transitioning customers on a market-by-market basis from 2G networks to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. As of December 31, 2014, about 2 percent of AT&T's postpaid subscribers used handsets only capable of using 2G services. We do not expect this transition to have a material impact on our operating results.

In January 2015, we completed the acquisition of GSF Telecom Holdings, S.A.P.I. de C.V. and announced an agreement to acquire NII Holdings Inc., another Mexican wireless provider. These two acquisitions will give us a GSM network covering both the U.S. and Mexico and enable our customers to use wireless services without roaming on other companies' networks. We believe this seamless access will prove very attractive to customers and provide a significant growth opportunity.

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

AT&T Inc.

Data/Broadband
As the communications industry continues to move toward Internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on expanding our AT&T U-verse high speed broadband and video offerings and on developing IP-based services that allow customers to unite their home or business wireline services with their wireless service.

U-verse Services  During 2014, we continued to expand our offerings of U-verse high speed Internet and TV services. As part of Project Velocity IP, we announced a goal to expand our IP-broadband service to approximately 57 million customer locations and we achieved that goal during 2014. As of December 31, 2014, we had 12.5 million total U-verse subscribers (high-speed Internet and video), including 12.2 million Internet and 5.9 million video subscribers (subscribers to both services are only counted once in the total).

We believe that our U-verse TV service is a "video service" under the Federal Communications Act. However, some cable providers and municipalities have claimed that certain IP services should be treated as a traditional cable service and therefore subject to the applicable state and local cable regulation. Petitions have been filed at the FCC alleging that the manner in which we provision "public, educational and governmental" (PEG) programming over our U-verse TV service conflicts with federal law. If courts having jurisdiction where we have significant deployments of our U-verse services were to decide that federal, state and/or local cable regulation were applicable to our U-verse services, or if the FCC, state agencies or the courts were to rule that we must deliver PEG programming in a manner substantially different from the way we do today or in ways that are inconsistent with our current network architecture, it could have a material adverse effect on the cost and extent of our U-verse offerings.

Internet Protocol Technology  IP is generally used to describe the transmission of data, which can include voice (called voice over IP or VoIP), using a software-based technology rather than a traditional wire and physical switch-based telephone network. A company using this technology can provide voice and data services at a lower cost because this technology uses bandwidth more efficiently than a traditional network and has not been subject to traditional telephone industry regulation. Using this technology also presents growth opportunities especially in providing data and video services to both fixed locations and mobile devices.  To take advantage of both these growth and cost-savings opportunities, we have begun the migration of wireline customers in our current 21-state area to services using IP, and expect to continue this transition through at least 2020.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on the strategic needs of the business, needs of the network (wireless or wireline) providing services and to provide emerging services to our customers. Actuarial gains and losses from pension and other postemployment benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in the calculation of each segment's reportable results. The customers and long lived assets of our reportable segments are predominantly in the United States. Each segment's percentage of total segment operating revenue and income calculations is derived from our segment results. We have two reportable segments: (1) Wireless and (2) Wireline.

Additional information about our segments, including financial information, is included under the heading "Segment Results" on pages 13 through 18 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELESS
Wireless consists of our subsidiary, AT&T Mobility, which operates as a wireless provider to both business and consumer subscribers. Our Wireless segment provided approximately 56% of 2014 total segment operating revenues and 75% of our 2014 total segment income. At December 31, 2014, we served more than 120 million wireless subscribers. We classify our subscribers as either postpaid, prepaid, connected device or reseller.

Service – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans, including postpaid and prepaid service plans. Our offerings are tailored to meet the communications needs of targeted customer categories, including youth, family, professionals, small businesses, government and business.

Wireless data services continue to be a growing area of our business, representing an increasing share of our overall subscriber revenue. We are experiencing solid growth from both consumer and enterprise wireless data services, as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices and are using data-centric tablets. We are also seeing rapid growth in demand for new data-centric "connected" devices such as location and, navigation aids, monitoring and other devices. We offer Mobile Share plans which allow sharing of voice, text and data across multiple devices, AT&T NextSM (AT&T Next), a program allowing subscribers to more frequently upgrade handsets using an installment payment plan and in January 2015 began offering Rollover Data on Mobile Share Value plans, which allows unused shareable plan data to be rolled over and used within the next month. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our "connected device" category (e.g., users of navigation aids, monitoring devices and eReaders) purchase those devices from third-party suppliers that buy data access supported by our network. Other data-centric device users are classified as either postpaid customers (primarily tablet, netbook and notebook users) or prepaid customers since they purchase service directly from us. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

AT&T Inc.

Our postpaid wireless service is provided under two alternatives: (1) for subscribers who purchase their equipment under the traditional device subsidy model, service contracts are for two year periods with an increasing portion of these subscribers receiving unlimited voice and texting services in conjunction with data services purchased through our Mobile Share Value plans; and (2) for subscribers purchasing a device on installments under the AT&T Next program, no annual service contract is signed but the device must be paid in full if the customer chooses to drop their service from AT&T.  Our prepaid service is provided to certain customers who prefer to pay in advance. Our wireless services include data and voice services, including long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers' networks when they are "roaming" outside our network footprint. We also charge fees to other carriers for providing roaming services to their customers when their customers utilize our network.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (i.e., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores. Like other wireless service providers, we have provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. To reduce these subsidies and provide our customers with more service options, we offer our AT&T Next program, which allows customers to buy handsets on an installment basis in exchange for discounted service charges, along with other benefits, and we also offer new customers the opportunity to bring their own device. A majority of our postpaid customers using smartphones no longer purchase subsidized handsets. As a result of these customer trends regarding handsets, we expect equipment revenues to continue to increase in 2015 along with a proportionate decline in service revenues. We also sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items, to consumers, as well as to agents and third-party distributors for resale.

Additional information on our Wireless segment is contained in the Annual Report in the "Operating Environment Overview" section under the heading "Expected Growth Areas," "Wireless" and in "Other Business Matters" and "Liquidity and Capital Resources" beginning on page 20 and is incorporated herein by reference pursuant to General Instruction G(2).

WIRELINE
Our Wireline subsidiaries provide both retail and wholesale communication services domestically and internationally. Our Wireline segment provided approximately 44% of 2014 segment operating revenues and 25% of our 2014 total segment income. We divide our wireline services into two product-based categories: service and equipment.

Service – Revenues from our traditional voice services have been declining as customers have been switching to wireless or VoIP services provided by either us, cable or other Internet-based providers. In addition, the continuing slow economic growth and business starts have led some wireline customers to terminate their residential or business phone service as individuals have lost jobs or otherwise combined households and businesses have not added jobs. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2015.We provide data services that rely on IP-based technology and data services that rely on older, circuit-based technology. We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or "EVPN"). Over the past several years, we have built out our new IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include Internet access and network integration, dedicated Internet and enterprise networking services, U-verse services and related data equipment sales. These advanced IP-based services continued to grow during 2014 as customers shift from our older circuit-based services. Advanced IP-data now represents approximately 35% of our revenues from wireline business customers. We expect this trend to continue in 2015 as both consumers and businesses continue to use more services based on Internet access and demand ever-increasing transmission speeds, especially for video. To align with these trends, we continue to reconfigure our wireline network to take advantage of the latest technologies and services.

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

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network (LAN) interconnection, remote site, point of sale and branch office communications. High-speed packet services are used extensively by enterprise (large business) customers.

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

We provide intrastate, interstate and international wholesale networking capacity to other service providers. We offer a combination of high-volume transmission capacity and conventional dedicated line services on a regional, national and international basis to our wholesale customers, which are primarily wireless carriers, interexchange carriers, Internet service providers (ISPs) and facility-based and switchless resellers.

Voice services include traditional local and long-distance service provided to retail customers and wholesale access to our network and individual network elements provided to competitors. At December 31, 2014, our wireline subsidiaries served approximately 9 million retail consumer access lines, 9 million retail business access lines and 2 million wholesale access lines. We also have a number of integrated voice and data services, such as integrated network connections, that provide customers the ability to integrate access for their voice and data services, including VoIP.

Long distance consists of traditional long distance and international long distance for customers that select us as their primary long-distance carrier. We also provide wholesale switched access service to other service providers.

Equipment – Customer premises equipment and other equipment sales consist primarily of basic telephones,  and private digital switching systems used by larger businesses to provide intra-office telephone services as well as access to our network.

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2014	2013	2012
Wireless Segment
Service	46%	48%	47%
Equipment	10%	6%	6%
Wireline Segment
Service	43%	45%	46%
Equipment	1%	1%	1%

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC's rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers' prices and service offerings are generally not subject to regulation, the federal government and various states are considering new regulations and legislation relating to various aspects of wireless services.

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

The court's finding that section 706 provides the FCC independent authority to adopt rules to promote broadband deployment appears to give the FCC broad authority to regulate the Internet and, more generally, IP-based services, provided the FCC finds such regulation promotes deployment of broadband infrastructure. In addition, because section 706(a) grants authority to both the FCC and the states to adopt rules to promote broadband deployment, states could attempt to rely on that provision to regulate broadband services, although the states' authority to do so appears to be narrower than the FCC's.  In November 2014, the president issued a statement urging the FCC to reclassify both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under Title II of the Communications Act of 1934 (the Act). Although the president also recommended that the FCC refrain from rate regulation and other provisions less relevant to broadband service, this proposal, if adopted and upheld, would significantly expand the FCC existing authority to regulate the provision of fixed and mobile broadband Internet access services. The FCC now appears poised to adopt this proposal, along with expanding the net neutrality rules into mobile broadband Internet access service. In addition, the FCC may assert jurisdiction over Internet interconnection arrangements, which until now have been unregulated. The adoption of these proposals will create significant uncertainty in the telecom industry and lead to protracted litigation over the extent of the rules. If these proposals are adopted, they could have a material adverse impact on our fixed and mobile broadband services and operating results.

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

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings "Operating Environment Overview" beginning on page 20 and "Regulatory Developments" beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline or wireless services and regulation affecting those rights is contained in the Annual Report under the heading "Operating Environment Overview" beginning on page 20 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2014, 2013 or 2012.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading "Competition" beginning on page 23, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T Labs' scientists and engineers conduct research in a variety of areas, including IP networking; advanced network design and architecture; network and cyber security; network operations support systems; and data mining techniques. The majority of the development activities are performed by AT&T Services, Inc. The developers within AT&T Services, Inc. work with our business units and AT&T Labs to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. In recent years, we initiated a technology outreach effort aimed at venture capital funded startups with the objective of rapidly introducing new solutions, products and applications developed by third parties. We also have a research agreement with Ericsson. Research and development expenses were $1,730 million in 2014, $1,488 million in 2013, and $1,278 million in 2012.

EMPLOYEES

As of January 31, 2015, we employed approximately 253,000 persons. Approximately 53 percent of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. Contracts covering approximately 41,000 non-Mobility employees will expire during 2015, including approximately 12,000 traditional wireline employees in our five-state Midwest region and 24,000 in our nine-state Southeast region.  After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

At December 31, 2014, we had approximately 331,000 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading "Risk Factors" on pages 36 through 40 which is incorporated herein by reference pursuant to General Instruction G(2).

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, the transition from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition policy, net neutrality, including potential attempts to reclassify broadband as Title II services subject to much more fulsome regulation, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, and wireless license awards and renewals.

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

•	Our pending acquisition of DIRECTV.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•	Our increased exposure to foreign economies due to recent and pending acquisitions, including foreign exchange fluctuations.
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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2014, approximately 75% of our property, plant and equipment was owned by our wireline subsidiaries and approximately 25% was owned by our wireless subsidiaries. Central office equipment represented 32%; Outside Plant (including cable, wiring and other non-central office network equipment) represented approximately 26%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 26%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 4%.

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

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We are required to discuss two of these proceedings in our Forms 10-Q and 10-K, because each could result in monetary sanctions (exclusive of interest and costs) of one hundred thousand dollars or more. However, we do not believe that any of them currently pending will have a material adverse effect on our results of operations.

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

(b)
On March 29, 2012, attorneys in an investigation led by the California Attorney General's Office informed us of claimed violations of California state hazardous waste statutes arising from the disposal of batteries, aerosol cans, and electronic waste at various California facilities. These claims were settled in 2014 for an immaterial sum.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2015)

Name	Age	Position	Held Since

Randall L. Stephenson	54	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	59	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	62	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	11/2008
Catherine M. Coughlin	57	Senior Executive Vice President and Global Marketing Officer	6/2007
Ralph de la Vega	63	President and Chief Executive Officer, AT&T Mobile and Business Solutions	9/2014
John M. Donovan	54	Senior Executive Vice President – AT&T Technology and Operations	1/2012
David S. Huntley	56	Chief Compliance Officer	12/2014
Lori M. Lee	49	Senior Executive Vice President – Home Solutions	4/2013
John T. Stankey	52	Group President and Chief Strategy Officer	2/2012
John J. Stephens	55	Senior Executive Vice President and Chief Financial Officer	6/2011
Wayne Watts	61	Senior Executive Vice President and General Counsel	6/2007

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2014 and 2013 was 1,093,818 and 1,156,355. The number of stockholders of record as of February 13, 2015, was 1,090,662. We declared dividends, on a quarterly basis, totaling $1.85 per share in 2014 and $1.81 per share in 2013.

Other information required by this Item is included in the Annual Report under the headings "Quarterly Financial Information" on page 75, "Selected Financial and Operating Data" on page 10, and "Stock Trading Information" on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) In July 2012, the Board of Directors approved an authorization to repurchase 300 million shares, which we completed in May 2013. In March 2013, our Board of Directors approved an authorization to repurchase up to an additional 300 million shares of our common stock.  In March 2014, our Board of Directors approved another authorization to repurchase up to an additional 300 million shares of our common stock. For the year ended December 31, 2014, we repurchased 48 million shares totaling $1,617 under the March 2013 authorization. For the year ended December 31, 2013, we repurchased approximately 366 million shares under the March 2012 and March 2013 resolutions totaling $13,028. Upon completing our acquisition of DIRECTV, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

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

A summary of our repurchases of common stock during the fourth quarter of 2014 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

October 1, 2014 - October 31, 2014	3,123	$-	-	414,550,000
November 1, 2014 - November 30, 2014	117,276	-	-	414,550,000
December 1, 2014 - December 31, 2014	1,742	-	-	414,550,000
Total	122,141	$-	-
1 In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorizations have no expiration date.
2 Of the shares purchased, 122,141 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T Inc.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading "Selected Financial and Operating Data" on page 10, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATION

Information required by this Item is included in the Annual Report on pages 11 through 41, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading "Market Risk" on pages 34 through 35, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 42 through 75, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2014.

Internal Control Over Financial Reporting

(a)  Management's Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T's internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

(b)  Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 77, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's definitive proxy statement, dated on or about March 10, 2015 (Proxy Statement) under the heading "Election of Directors."

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Kelly, Madonna, McCallister, Pardo, and Mses. Taylor and Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Audit Committee."

The registrant has adopted a code of ethics entitled "Code of Ethics" that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions. The additional information required by Item 406 of Regulation S-K is provided in this report under the heading "General" under Part I, Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Compensation of Directors." Information regarding officers is included in the registrant's Proxy Statement on the pages beginning with the heading "Compensation Discussion and Analysis" and ending with, and including, the pages under the heading "Potential Payments upon Change in Control" which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant's Proxy Statement under the heading "Compensation Committee Report" and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant's Proxy Statement under the heading "Common Stock Ownership," which is incorporated herein by reference pursuant to General Instruction G(3).

AT&T Inc.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, concerning shares of AT&T common stock authorized for issuance under AT&T's existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,688,550 (1)	29.68	117,424,197(2)
Equity compensation plans not approved by security holders	-	-	-
Total	39,688,550 (3)	$29.68	117,424,197

(1)	Includes the issuance of stock in connection with the following stockholder approved plans: (a) 10,002,530 stock options under the 1996 Stock and Incentive Plan, 2001 Incentive Plan, and Stock Purchase and Deferral Plan (SPDP), (b) 1,665,098 phantom stock units under the Stock Savings Plan (SSP), 8,502,336 phantom stock units under the SPDP, 1,785,778 restricted stock units under the 2006 Incentive Plan, and 4,488,149 restricted stock units under the 2011 Incentive Plan, and (d) 10,419,262 target number of stock-settled performance shares under the 2011 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents) and shares subject to options. Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,639,852 phantom stock units (computed on a first-in-first-out basis) and 185,545 stock options that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan. In addition, participants received approximately 2 options for each share purchased with employee payroll deductions. The options have a 10-year term and a strike price equal to the fair market value of the stock on the date of grant.

(2)	Includes 27,225,831 shares that may be issued under the SPDP, 69,338,260 shares that may be issued under the 2011 Incentive Plan, and up to 3,810,215 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

(3)	Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2014, there were 42,478 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $19.93. Also, does not include 55,152 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 54,457 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units. These units have no exercise price. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

AT&T Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant's Proxy Statement under the heading "Related Person Transactions," which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant's Proxy Statement under the heading "Independence of Directors," which is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the registrant's Proxy Statement under the heading "Principal Accountant Fees and Services," which is incorporated herein by reference pursuant to General Instruction G(3).

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of the report:

Page
(1) Report of Independent Registered Public Accounting Firm....................................................................
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income......................................................................................................
Consolidated Statements of Comprehensive Income.........................................................................
Consolidated Balance Sheets.................................................................................................................
Consolidated Statements of Cash Flows..............................................................................................
Consolidated Statements of Changes in Stockholders' Equity.........................................................
Notes to Consolidated Financial Statements.......................................................................................
* * * * * * *

*	Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2014. (See Part II.)

Page
(2) Financial Statement Schedules: II - Valuation and Qualifying Accounts..............................................................................................	21
           Fiancial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

(3) Exhibits:
Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

Exhibit Number
2	Agreement and Plan of Merger, dated as of May 18, 2014, among AT&T Inc., DIRECTV and Steam Merger Sub LLC. (Exhibit 10.1 to Form 8-K dated May 18, 2014.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013. (Exhibit 3.1 to Form 8-K dated December 13, 2013.)

3-b	Bylaws amended June 24, 2011. (Exhibit 3 to Form 8-K dated June 24, 2011.)

4-a
No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f, 4-g, 4-h, 4-i, and 4-j below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

AT&T Inc.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for 2011.)

4-c
Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., and Wisconsin Bell, Inc.  (Exhibit 4-d to Form 10-K for 2011.)

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

4-e	Guarantee of certain obligations of BellSouth Corp. (Exhibit 4-f to Form 10-K for 2011.)

4-f	Cingular Third Supplemental Indenture. (Exhibit 4-g to Form 10-K for 2011.)

4-g	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee (Exhibit 4.1 to Form 8-K dated May 15, 2013.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2013.)

4-i
2020 Notes Supplemental Indenture, dated as of March 13, 2014, among AT&T Inc., Cricket Communications, Inc., Leap Wireless International, Inc., as Guarantor, Cricket License Company, LLC, as Guarantor, and Wells Fargo Bank, N.A., as trustee. (Exhibit 4.2 to Form 8-K dated March 14, 2014.)

4-j
Convertible Notes Supplemental Indenture, dated as of March 13, 2014, among Leap Wireless International, Inc., AT&T Inc. and Wells Fargo Bank, N.A., as trustee. (Exhibit 4.4 to Form 8-K dated March 14, 2014.)

10-a	2006 Incentive Plan, amended and restated effective through January 28, 2010. (Exhibit 10-c to Form 10-Q filed for June 30, 2010.)

10-b	2011 Incentive Plan, amended December 12, 2013. (Exhibit 10.1 to Form 8-K dated December 12, 2013.)

10-c	Supplemental Life Insurance Plan, amended and restated effective January 1, 2010. (Exhibit 10-d to Form 10-Q filed for June 30, 2009.)

10-d	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-c to Form 10-K for 2013.)

10-e	2005 Supplemental Employee Retirement Plan, amended December 18, 2014. (Exhibit 10.1 to Form 8-K dated December 18, 2014.)

10-f
Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later) as amended through April 1, 2002. (Exhibit 10-g to Form 10-K for 2013.)

10-g	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-h	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-i	Stock Purchase and Deferral Plan, amended April 26, 2013. (Exhibit 10 to Form 10-Q filed for March 31, 2013.)

10-j	Cash Deferral Plan, amended and restated January 31, 2013. (Exhibit 10-n to Form 10-K for 2012).

AT&T Inc.

10-k
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-l	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-m	AT&T Inc. Health Plan, amended June 26, 2014 and effective January 1, 2015. (Exhibit 10.2 to Form 8-K dated June 26, 2014.)

10-n	Pension Benefit Makeup Plan No.1, amended and restated December 31, 2010. (Exhibit 10-jj to Form 10-K for 2010.)

10-o	AT&T Inc. Change in Control Severance Plan, amended June 26, 2014 and effective January 1, 2015. (Exhibit 10.1 to Form 8-K dated June 26, 2014.)

10-p	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-q	Administrative Plan, amended and restated effective January 31, 2013. (Exhibit 10-w to Form 10-K for 2012.)

10-r	AT&T Inc. Non-Employee Director Stock and Deferral Plan, amended and restated June 26, 2008. (Exhibit 10-s to Form 10-K for 2013.)

10-s	AT&T Inc. Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-t to Form 10K for 2013.)

10-t	Communications Concession Program for Directors, amended and restated February 1, 2013. (Exhibit 10-aa to Form 10-K for 2012.)

10-u	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-v	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-w
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-aa to Form 10-K for 2013.)

10-x	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

	10-x(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-y	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-cc to Form 10-K for 2013.)

10-z	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-dd to Form 10-K for 2013.)

10-aa	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

AT&T Inc.

10-bb	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-uu to Form 10-K for 2011.)

10-cc	BellSouth Corporation Director's Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-vv to Form 10-K for 2011.)

10-dd	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

	10-dd(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

	10-dd(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-hh(ii) to Form 10-K for 2013.)

10-ee	BellSouth Corporation Supplemental Executive Retirement Plan, amended December 18, 2014. (Exhibit10.2 to Form 8-K dated December 18, 2014.)

10-ff
BellSouth Corporation Non-Employee Director Non-Qualified Stock Option Terms and Conditions (for options granted under the BellSouth Corporation Stock and Incentive Compensation Plan). (Exhibit 10-tt to Form 10-K for 2009.)

10-gg	BellSouth Corporation Amended And Restated Trust Under Board Of Directors Benefit Plan(s), effective October 11, 2006. (Exhibit 10-aaa to Form 10-K for 2011.)

10-hh	BellSouth Nonqualified Deferred Income Plan, as amended and restated May 1, 2012. (Exhibit 10-fff to Form 10-K for 2012.)

10-ii	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

10-jj	AT&T Mobility 2005 Cash Deferral Plan, effective January 1, 2005. (Exhibit 10-lll to Form 10-K for 2011.)

10-kk	Five Year Credit Agreement dated December 11, 2012. (Exhibit 10-b to Form 8-K dated December 11, 2012.)

10-ll	Amended and Restated Four Year Credit Agreement dated December 11, 2013. (Exhibit 10.1 to Form 8-K dated December 11, 2013.)

10-mm
Agreement and Plan of Merger, dated as of July 12, 2013, by and among Leap Wireless International, Inc., AT&T Inc., Laser, Inc. and Mariner Acquisition Sub Inc. (Exhibit 10.1 to Form 8-K dated July 12, 2013.)

10-nn	Stock Purchase Agreement, dated as of December 16, 2013, by and between AT&T Inc. and Frontier Communications Corporation. (Exhibit 10.1 to Form 8-K dated December 16, 2013.)

10-oo
Purchase Agreement, dated June 27, 2014, among Inmobiliaria Carso, S.A. de C.V., Control Empresarial de Capitales S.A. de C.V. and AT&T International, Inc. with the participation of América Móvil, S.A.B. de C.V. (without exhibits). (Exhibit 99.1 to Form 8-K dated June 27, 2014).

10-pp	Agreement and Release and Waiver of Claims between Andrew Geisse and AT&T Inc.

AT&T Inc.

10-qq
$9,155,000,000 Term Loan Credit Agreement, dated January 21, 2015, among AT&T, certain lenders named therein and Mizuho Bank, Ltd., as administrative agent. (Exhibit 10.1 to Form 8-K dated January 21, 2015.)

10-rr	$2,000,000,000 Term Loan Credit Agreement, dated January 21, 2015, between AT&T and Mizuho Bank, Ltd., as initial lender and agent. (Exhibit 10.2 to Form 8-K dated January 21, 2015.)

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T's Annual Report to Stockholders for the fiscal year ended December 31, 2013. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

18	Letter regarding change in accounting principles.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions	Deductions (c)	Balance at End of Period

Year 2014	$483	1,032	(32)	-	1,029	$454
Year 2013	$547	954	(30)	-	988	$483
Year 2012	$878	1,117	48	-	1,496	$547

(a)	Includes amounts previously written off which were credited directly to this account when recovered. Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
(b)	Includes amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Amounts written off as uncollectible, or related to divested entities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2015.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer February 20, 2015

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Reuben V. Anderson*	John B. McCoy*
Jaime Chico Pardo*	Beth E. Mooney*
Scott T. Ford*	Joyce M. Roché*
Glenn H. Hutchins*	Matthew K. Rose*
James P. Kelly*	Cynthia B. Taylor*
William E. Kennard*	Laura D'Andrea Tyson*
Jon C. Madonna*
* by power of attorney