Form 10-Q
period 2015-03-31
AT&T INC.
filed 2015-05-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At April 30, 2015 there were 5,193 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2015	2014
Operating Revenues
Service	$28,962	$29,776
Equipment	3,614	2,700
Total operating revenues	32,576	32,476

Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	14,581	13,321
Selling, general and administrative	7,961	8,260
Depreciation and amortization	4,578	4,617
Total operating expenses	27,120	26,198
Operating Income	5,456	6,278
Other Income (Expense)
Interest expense	(899)	(860)
Equity in net income of affiliates	-	88
Other income (expense) – net	70	145
Total other income (expense)	(829)	(627)
Income Before Income Taxes	4,627	5,651
Income tax expense	1,351	1,917
Net Income	3,276	3,734
Less: Net Income Attributable to Noncontrolling Interest	(76)	(82)
Net Income Attributable to AT&T	$3,200	$3,652
Basic Earnings Per Share Attributable to AT&T	$0.61	$0.70
Diluted Earnings Per Share Attributable to AT&T	$0.61	$0.70
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	5,203	5,222
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	5,219	5,238
Dividends Declared Per Common Share	$0.47	$0.46
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2015	2014
Net income	$3,276	$3,734
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustment (includes $0 and $0 attributable to noncontrolling interest), net of taxes of $(104) and $(9)	(186)	(20)
Reclassification adjustment included in net income, net of taxes of $0 and $14	-	25
Available-for-sale securities:
Net unrealized gains, net of taxes of $19 and $10	34	16
Reclassification adjustment included in net income, net of taxes of $(3) and $(7)	(5)	(11)
Cash flow hedges:
Net unrealized (losses) gains, net of taxes of $(190) and $3	(354)	6
Reclassification adjustment included in net income, net of taxes of $4 and $4	7	7
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131) and $(147)	(215)	(240)
Reclassification adjustment included in net income, net of taxes of $0 and $2	-	3
Other comprehensive income (loss)	(719)	(214)
Total comprehensive income	2,557	3,520
Less: Total comprehensive income attributable to noncontrolling interest	(76)	(82)
Total Comprehensive Income Attributable to AT&T	$2,481	$3,438
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$4,444	$8,603
Accounts receivable - net of allowances for doubtful accounts of $488 and $454	13,592	14,527
Prepaid expenses	930	831
Deferred income taxes	1,538	1,142
Other current assets	6,906	6,925
Total current assets	27,410	32,028
Property, plant and equipment	285,133	282,295
Less: accumulated depreciation and amortization	(171,935)	(169,397)
Property, Plant and Equipment – Net	113,198	112,898
Goodwill	70,341	69,692
Licenses	80,560	60,824
Other Intangible Assets – Net	6,423	6,139
Investments in Equity Affiliates	266	250
Other Assets	9,830	10,998
Total Assets	$308,028	$292,829

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$8,181	$6,056
Accounts payable and accrued liabilities	20,418	23,592
Advanced billing and customer deposits	4,221	4,105
Accrued taxes	2,390	1,091
Dividends payable	2,441	2,438
Total current liabilities	37,651	37,282
Long-Term Debt	88,272	76,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	38,019	37,544
Postemployment benefit obligation	37,074	37,079
Other noncurrent liabilities	19,908	17,989
Total deferred credits and other noncurrent liabilities	95,001	92,612

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2015 and
December 31, 2014: issued 6,495,231,088 at March 31, 2015 and December 31, 2014)	6,495	6,495
Additional paid-in capital	90,977	91,108
Retained earnings	28,490	27,736
Treasury stock (1,302,176,826 at March 31, 2015 and 1,308,318,131
at December 31, 2014, at cost)	(46,804)	(47,029)
Accumulated other comprehensive income	7,341	8,060
Noncontrolling interest	605	554
Total stockholders' equity	87,104	86,924
Total Liabilities and Stockholders' Equity	$308,028	$292,829
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2015	2014
Operating Activities
Net income	$3,276	$3,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,578	4,617
Undistributed earnings from investments in equity affiliates	-	17
Provision for uncollectible accounts	285	241
Deferred income tax expense	214	578
Net (gain) loss from sale of investments, net of impairments	(33)	(122)
Changes in operating assets and liabilities:
Accounts receivable	739	(498)
Other current assets	13	(340)
Accounts payable and accrued liabilities	(1,817)	1,025
Retirement benefit funding	(140)	(140)
Other - net	(377)	(313)
Total adjustments	3,462	5,065
Net Cash Provided by Operating Activities	6,738	8,799

Investing Activities
Construction and capital expenditures:
Capital expenditures	(3,848)	(5,716)
Interest during construction	(123)	(55)
Acquisitions, net of cash acquired	(19,514)	(662)
Dispositions	8	351
Sale of securities	1,890	-
Net Cash Used in Investing Activities	(21,587)	(6,082)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	(17)
Issuance of long-term debt	16,572	2,987
Repayment of long-term debt	(596)	(1,867)
Purchase of treasury stock	-	(1,237)
Issuance of treasury stock	8	13
Dividends paid	(2,434)	(2,398)
Other	(2,860)	74
Net Cash Provided by (Used in) Financing Activities	10,690	(2,445)
Net (decrease) increase in cash and cash equivalents	(4,159)	272
Cash and cash equivalents beginning of year	8,603	3,339
Cash and Cash Equivalents End of Period	$4,444	$3,611

Cash paid (received) during the three months ended March 31 for:
Interest	$1,021	$976
Income taxes, net of refunds	$(247)	$(40)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2015
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,108
Issuance of treasury stock		3
Share-based payments		(123)
Change related to acquisition of interests held by noncontrolling owners		(11)
Balance at end of period		$90,977

Retained Earnings
Balance at beginning of year		$27,736
Net income attributable to AT&T ($0.61 per diluted share)		3,200
Dividends to stockholders ($0.47 per share)		(2,446)
Balance at end of period		$28,490

Treasury Stock
Balance at beginning of year	(1,308)	$(47,029)
Issuance of treasury stock	6	225
Balance at end of period	(1,302)	$(46,804)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$8,060
Other comprehensive loss attributable to AT&T		(719)
Balance at end of period		$7,341

Noncontrolling Interest
Balance at beginning of year		$554
Net income attributable to noncontrolling interest		76
Distributions		(54)
Acquisition of noncontrolling interests		29
Balance at end of period		$605

Total Stockholders' Equity at beginning of year		$86,924
Total Stockholders' Equity at end of period		$87,104
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as "AT&T," "we" or the "Company." We believe that these consolidated financial statements include all adjustments, consisting only of normal recurring accruals, that are necessary to present fairly the results for the presented interim periods. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also recorded our proportionate share of our equity method investees' other comprehensive income (OCI) items, including actuarial gains and losses on pension and other postretirement benefit obligations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

New Accounting Standards

Revenue Recognition  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB issued an exposure draft to delay the effective date of ASU 2014-09 by one year. We continue to evaluate the impact of the new standard and available adoption methods.

Long-Term Debt and Debt Issuance Costs  In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which will result in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of our reportable "Long-term Debt" balance on our consolidated balance sheets. ASU 2015-03 becomes effective January 1, 2016, subject to early adoption, and will require full retrospective application. We do not expect this new standard to have a material impact on our consolidated balance sheets.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014, is shown in the table below:

	Three months ended
	March 31,
	2015	2014
Numerators
Numerator for basic earnings per share:
Net income	$3,276	$3,734
Less: Net income attributable to noncontrolling interest	(76)	(82)
Net income attributable to AT&T	3,200	3,652
Dilutive potential common shares:
Share-based payment	4	4
Numerator for diluted earnings per share	$3,204	$3,656
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	5,203	5,222
Dilutive potential common shares:
Share-based payment (in shares)	16	16
Denominator for diluted earnings per share	5,219	5,238
Basic earnings per share attributable to AT&T	$0.61	$0.70
Diluted earnings per share attributable to AT&T	$0.61	$0.70

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

At March 31, 2015 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$498		$741		$6,847		$8,060
Other comprehensive income (loss) before reclassifications	(186)		34		(354)		-		(506)
Amounts reclassified from accumulated OCI	-	[1]	(5)	[2]	7	[3]	(215)	[4]	(213)
Net other comprehensive income (loss)	(186)		29		(347)		(215)		(719)
Balance as of March 31, 2015	$(212)		$527		$394		$6,632		$7,341

At March 31, 2014 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)		$450		$445		$7,352		$7,880
Other comprehensive income (loss) before reclassifications	(20)		16		6		-		2
Amounts reclassified from accumulated OCI	25	[1]	(11)	[2]	7	[3]	(237)	[4]	(216)
Net other comprehensive income (loss)	5		5		13		(237)		(214)
Balance as of March 31, 2014	$(362)		$455		$458		$7,115		$7,666
[1] Translation (gain) loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
[2] (Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
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
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment's reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have three reportable segments: (1) Wireless, (2) Wireline and (3) International.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment included our portion of the results from our equity investment in the SoftcardTM mobile wallet joint venture.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, AT&T U-verse® high speed Internet, video and VoIP services and managed networking to business customers.

The International segment uses the Iusacell and Unefon regional and national networks to provide consumer and business customers with wireless data and voice communication services in Mexico. Beginning April 30, 2015, the International segment also utilizes the regional and national networks of Nextel Mexico to provide similar services.

The Corporate and Other column includes unallocated corporate expenses, which includes costs to support corporate-driven activities and operations, and impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans as well as our actuarial gains and losses on our pension and postretirement plan valuations. Results from equity method investments in América Móvil S.A. de C.V. (prior to the June 2014 disposal of our investment), YP Holdings LLC, and Otter Media (our joint venture with The Chernin Group), are also excluded from our segment results as those results are not considered in our assessment of segment performance. We have revised our prior-period presentation to conform to our current reporting.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2015:
	Wireless	Wireline	International	Corporate and Other	Consolidated Results
Service	$14,812	$13,935	$215	$-	$28,962
Equipment	3,374	213	21	6	3,614
Total segment operating revenues	18,186	14,148	236	6	32,576
Operations and support expenses	11,681	10,263	219	379	22,542
Depreciation and amortization expenses	2,058	2,476	44	-	4,578
Total segment operating expenses	13,739	12,739	263	379	27,120
Segment operating income (loss)	4,447	1,409	(27)	(373)	5,456
Interest expense	-	-	-	899	899
Equity in net income (loss) of affiliates	(4)	(7)	-	11	-
Other income (expense) – net	-	-	-	70	70
Segment income (loss) before income taxes	$4,443	$1,402	$(27)	$(1,191)	$4,627

For the three months ended March 31, 2014:
	Wireless	Wireline	International	Corporate and Other	Consolidated Results
Service	$15,387	$14,389	$-	$-	$29,776
Equipment	2,479	212	-	9	2,700
Total segment operating revenues	17,866	14,601	-	9	32,476
Operations and support expenses	10,882	10,457	-	242	21,581
Depreciation and amortization expenses	1,931	2,684	-	2	4,617
Total segment operating expenses	12,813	13,141	-	244	26,198
Segment operating income (loss)	5,053	1,460	-	(235)	6,278
Interest expense	-	-	-	860	860
Equity in net income (loss) of affiliates	(20)	1	-	107	88
Other income (expense) – net	-	-	-	145	145
Segment income (loss) before income taxes	$5,033	$1,461	$-	$(843)	$5,651

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance, and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement.

In December 2014, we offered an opportunity for certain management employees who were retirement eligible as of March 31, 2015 to elect an enhanced, full lump sum payment option of their accrued pension if they retired on or before March 31, 2015. The lump sum value totaled approximately $1,200 which will be distributed in 2015. We recorded special termination benefits of approximately $150 as a result of this offer.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,970 at March 31, 2015. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. We distributed $140 to the trust during the three months ended March 31, 2015. So long as we make the distributions, we will have no limitations on our ability to declare a dividend, or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We have also agreed to make a cash contribution to the trust of $175 no later than the due date of our federal income tax return for 2014.

AT&T INC.
MARCH 31, 2015

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

	Three months ended
	March 31,
	2015	2014
Pension cost:
Service cost – benefits earned during the period	$299	$282
Interest cost on projected benefit obligation	474	661
Expected return on assets	(826)	(849)
Amortization of prior service credit	(26)	(24)
Net pension (credit) cost	$(79)	$70

Postretirement cost:
Service cost – benefits earned during the period	$55	$58
Interest cost on accumulated postretirement benefit obligation	242	365
Expected return on assets	(105)	(164)
Amortization of prior service credit	(320)	(362)
Net postretirement (credit) cost	$(128)	$(103)

Combined net pension and postretirement (credit) cost	$(207)	$(33)

Our combined net pension and postretirement cost decreased $174 in the first quarter of 2015. The decrease is primarily due to the change in the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. While this change in estimate provides a more precise measurement of interim service and interest costs, it will not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial gain or loss reported. The decrease from this change was partially offset by lower amortization of prior service credits as previous postretirement plan changes have become fully amortized, our lower expected long-term rate of return on our postretirement plan assets and updated assumed mortality rates.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $20 in the first quarter of 2015, of which $19 was interest cost, and $29 for the first quarter of 2014, of which $27 was interest cost.

AT&T INC.
MARCH 31, 2015

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2014.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$96,026	$105,084	$81,632	$90,367
Bank borrowings	5	5	5	5
Investment securities	2,740	2,740	2,735	2,735

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,176	$-	$-	$1,176
International equities	592	-	-	592
Fixed income bonds	-	793	-	793
Asset Derivatives[1]
Interest rate swaps	-	194	-	194
Cross-currency swaps	-	706	-	706
Liability Derivatives[1]
Cross-currency swaps	-	(3,528)	-	(3,528)
Interest rate locks	-	(444)	-	(444)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,160	$-	$-	$1,160
International equities	553	-	-	553
Fixed income bonds	-	836	-	836
Asset Derivatives[1]
Interest rate swaps	-	157	-	157
Cross-currency swaps	-	1,243	-	1,243
Interest rate locks	-	5	-	5
Liability Derivatives[1]
Cross-currency swaps	-	(1,506)	-	(1,506)
Interest rate locks	-	(133)	-	(133)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $91 have maturities of less than one year, $409 within one to three years, $66 within three to five years, and $227 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments are recorded in "Other current assets" and our investment securities are recorded in "Other Assets" on the consolidated balance sheets.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2015 and March 31, 2014, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro, British pound sterling, Canadian dollar and Swiss Franc denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, which was determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign-denominated rate to a fixed U.S. denominated interest rate.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2015 and March 31, 2014, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. Over the next 12 months, we expect to reclassify $35 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks. Our unutilized interest rate locks carry mandatory early terminations, the latest occurring in the first half of 2015.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated, largely based on size and duration. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) –net" in the consolidated statements of income. In the three months ended March 31, 2015 and March 31, 2014, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2015, we had posted collateral of $2,566 (a deposit asset) and held collateral of $62 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in March, we would have been required to post additional collateral of $147. At December 31, 2014, we had posted collateral of $530 (a deposit asset) and held collateral of $599 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2015	2014
Interest rate swaps	$6,550	$6,550
Cross-currency swaps	29,350	26,505
Interest rate locks	7,000	6,750
Total	$42,900	$39,805

Following is the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended
	March 31,	March 31,
	2015	2014
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$41	$(11)
Gain (Loss) on long-term debt	(41)	11

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,	March 31,
Cash Flow Hedging Relationships	2015	2014
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(228)	$11
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(316)	-
Interest income (expense) reclassified from accumulated OCI into income	(11)	(11)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	-	(2)

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
In January 2015, we submitted winning bids for 251 Advanced Wireless Service (AWS) spectrum licenses in the AWS-3 Auction (FCC Auction 97) for $18,189. We provided the Federal Communications Commission (FCC) an initial down payment of $921 in October 2014 and paid the remaining $17,268 in the first quarter of 2015. The interest associated with this acquisition will be excluded from interest expense and capitalized until this spectrum is ready for its intended use.

GSF Telecom  On January 16, 2015, we acquired Mexican wireless company GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) for $2,500, less net debt of approximately $700. GSF Telecom offers service under both the Iusacell and Unefon brand names in Mexico.

The preliminary values of assets acquired were: $1,078 in licenses, $943 in property, plant and equipment, $365 in customer lists, $51 in trade names and $690 of goodwill.

Subsequent and Pending Acquisitions
Nextel Mexico  On April 30, 2015, we completed our acquisition of the subsidiaries of NII Holdings Inc., operating its wireless business in Mexico, for $1,875, less approximately $427 of net debt and other adjustments. The subsidiaries offer service under the name Nextel Mexico.

DIRECTV  In May 2014, we announced a merger agreement to acquire DIRECTV in a stock-and-cash transaction for $95.00 per share of DIRECTV's common stock, or approximately $48,500 at the date of announcement. As of March 31, 2015, DIRECTV had approximately $15,129 in net debt. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our average stock price is below $34.90 per share at closing and 1.724 AT&T shares if our average stock price is above $38.58 at closing. If our average stock price (calculated in accordance with the merger agreement with DIRECTV) is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement was adopted by DIRECTV's stockholders on September 25, 2014 and the transaction remains subject to review by the FCC and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain foreign governmental entities have been obtained and are in full force and effect. The transaction is still expected to close in the second quarter of 2015. The merger agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and nonappealable. In October 2014, DIRECTV and the National Football League renewed their agreement for the "NFL Sunday Ticket" service substantially on the terms discussed between AT&T and DIRECTV, satisfying one of the conditions to closing the merger. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

AT&T INC.
MARCH 31, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Subsequent Debt Issuance
In May 2015, we issued $17,500 in debt to be used for general corporate purposes, including funding previously announced acquisitions.

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES
We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months, with the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of March 31, 2015 and December 31, 2014, gross equipment installment receivables of $3,786 and $4,265 were included on our consolidated balance sheets, of which $2,240 and $2,514 are notes receivable that are included in "Accounts receivable, net."
On June 27, 2014, we entered into the first of a series of uncommitted agreements pertaining to the sale of equipment installment receivables and related security with Citibank, N.A. and various other relationship banks as purchasers (collectively, the Purchasers). Under these agreements, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables. Under the terms of the arrangements, we continue to bill and collect on behalf of our customers for the receivables sold. To date, we have collected and remitted approximately $1,298 (net of fees), of which $130 was returned as deferred purchase price.
The following table sets forth a summary of equipment installment receivables sold during the three months ended March 31, 2015:

Three months ended
March 31,
2015
Net receivables sold[1]	$2,381
Cash proceeds received	1,524
Deferred purchase price recorded	858
[1] Gross receivables sold were $2,635, before deducting the allowance, imputed interest and trade-in right guarantees.

The deferred purchase price was initially recorded at estimated fair value, which was based on remaining installment payments expected to be collected, adjusted by the expected timing and value of device trade-ins, and is subsequently carried at the lower of cost or net realizable value. The estimated value of the device trade-ins considers prices offered to us by independent third parties that contemplate changes in value after the launch of a device model. The fair value measurements used are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 6).
At March 31, 2015, our deferred purchase price receivable was $2,410, of which $1,148 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." At December 31, 2014, our deferred purchase price receivable was $1,606, which is included in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.
The sales of equipment installment receivables did not have a material impact in our consolidated statements of income or to "Total Assets" reported on our consolidated balance sheets. We reflect the cash flows related to the arrangement as operating activities in our consolidated statements of cash flows because the cash received from the Purchasers upon both the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications services industry both in the United States and internationally, providing wireless and wireline telecommunications services and equipment. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period's presentation.

Consolidated Results  Our financial results in the first quarter of 2015 and 2014 are summarized as follows:

	First Quarter
	2015	2014	Percent Change

Operating Revenues
Service	$28,962	$29,776	(2.7	) %
Equipment	3,614	2,700	33.9
Total Operating Revenues	32,576	32,476	0.3
Operating expenses
Cost of services and sales	14,581	13,321	9.5
Selling, general and administrative	7,961	8,260	(3.6)
Depreciation and amortization	4,578	4,617	(0.8)
Total Operating Expenses	27,120	26,198	3.5
Operating Income	5,456	6,278	(13.1)
Income Before Income Taxes	4,627	5,651	(18.1)
Net Income	3,276	3,734	(12.3)
Net Income Attributable to AT&T	$3,200	$3,652	(12.4	) %

Overview
Operating revenues increased $100, or 0.3%, in the first quarter of 2015.

Service revenues decreased $814, or 2.7%, in the first quarter of 2015. The decrease was primarily due to increased adoption of our wireless Mobile Share Value plans, continued declines in our legacy wireline voice and data products and the October 2014 sale of our Connecticut wireline operations, partially offset by strong revenues from AT&T U-verse® (U-verse), strategic business services and revenues from our prepaid wireless offering, Cricket®.

Equipment revenues increased $914, or 33.9%, in the first quarter of 2015. Growth in equipment revenues reflected the continuing trend by our postpaid wireless subscribers to choose devices on installment purchase rather than the device subsidy model. Revenues also increased as subscribers are purchasing higher-priced smartphones.

Operating expenses increased $922, or 3.5%, in the first quarter of 2015.

Cost of services and sales expenses increased $1,260, or 9.5%, in the first quarter of 2015. The increase was primarily due to higher wireless equipment costs resulting from customers choosing higher-priced devices, increased wireless network costs, higher expenses attributable to U-verse subscriber growth, voluntary employee separation charges and an increase in noncash benefit expenses in our Wireline segment. These increases were slightly offset by lower noncash financing-related costs associated with our pension and postretirement benefits and lower traffic compensation costs.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selling, general and administrative expenses decreased $299, or 3.6%, in the first quarter of 2015. The decrease was due to lower advertising, employee related and wireless commissions costs, which were partially offset by increases in our sales expenses resulting from increased competition.

Depreciation and amortization expense decreased $39, or 0.8%, in the first quarter of 2015. The decrease is primarily due to extending the estimated useful life of software and abandonment of certain network assets, both in 2014. These decreases were partially offset by increases due to ongoing capital spending for network upgrades and additional expenses associated with the assets acquired from Leap Wireless International, Inc. (Leap) and GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom).

Operating income decreased $822, or 13.1%, in the first quarter of 2015. Our operating income margin in the first quarter decreased from 19.3% in 2014 to 16.7% in 2015.

Interest expense increased $39, or 4.5%, in the first quarter of 2015. The increase was primarily due to higher average debt balances. The increase was partially offset by lower average interest rates and an increase in capitalized interest resulting from spectrum acquired in the AWS-3 Auction (see Note 7).

Equity in net income of affiliates decreased $88 in the first quarter of 2015. This decrease primarily resulted from the sale of América Móvil, S.A. de C.V. (América Móvil) in June 2014 and lower earnings from YP Holdings LLC.

Other income (expense) – net We had other income of $70 in the first quarter of 2015, compared to other income of $145 in the first quarter of 2014. Results for first quarter 2015 included a net gain on the sale of investments of $33 and interest and dividend income of $19. Results for first quarter 2014 included a net gain on the sale of América Móvil shares and other investments of $122 and interest and dividend income of $13.

Income taxes decreased $566, or 29.5%, in the first quarter of 2015. Our effective tax rate was 29.2% for the first quarter 2015, compared to 33.9% for first quarter 2014. The decrease in effective tax rate for the first quarter of 2015 was primarily due to recognition of tax benefits related to the restructuring of a portion of our enterprise business.

Selected Financial and Operating Data
	March 31,
Subscribers and connections in (000s)	2015	2014
Domestic wireless subscribers	121,772	116,014
Network access lines in service	18,949	23,582
U-verse VoIP connections	5,200	4,134
Total wireline broadband connections	16,097	16,503
Debt ratio[1]	52.5%	46.6%
Net debt ratio[2]	50.1%	44.5%
Ratio of earnings to fixed charges[3]	4.22	5.50
Number of AT&T employees[4]	250,790	246,730
1 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders' equity) and do not consider cash available to pay down debt. See our "Liquidity and Capital Resources" section for discussion.
2 Net debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders' equity).
3 See Exhibit 12.
4 Reflects recent acquisition activity.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment income before income taxes. We make our capital allocation decisions based on our strategic direction of the business, needs of the network (wireless or wireline) providing services and to provide emerging services to our customers. Actuarial gains and losses from pension and other postretirement benefits, interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are not included in each segment's reportable results. The customers and long-lived assets of our reportable segments are predominantly in the United States. We have three reportable segments: (1) Wireless, (2) Wireline and (3) International.

The Wireless segment uses our nationwide network to provide consumer and business customers with wireless data and voice communications services. This segment included our portion of the results from our equity investment in Softcard.

The Wireline segment uses our regional, national and global network to provide consumer and business customers with data and voice communications services, U-verse high speed Internet, video and VoIP services and managed networking to business customers.

The International segment uses the Iusacell and Unefon regional and national networks to provide consumer and business customers with wireless data and voice communication services in Mexico. Beginning April 30, 2015, the International segment also utilizes the regional and national networks of Nextel Mexico to provide similar services.

We discuss capital expenditures for each segment in "Liquidity and Capital Resources."

Wireless
Segment Results
	First Quarter
	2015	2014	Percent Change

Segment operating revenues
Service	$14,812	$15,387	(3.7	) %
Equipment	3,374	2,479	36.1
Total Segment Operating Revenues	18,186	17,866	1.8

Segment operating expenses
Operations and support	11,681	10,882	7.3
Depreciation and amortization	2,058	1,931	6.6
Total Segment Operating Expenses	13,739	12,813	7.2
Segment Operating Income	4,447	5,053	(12.0)
Equity in Net Income (Loss) of Affiliates	(4)	(20)	80.0
Segment Income	$4,443	$5,033	(11.7	) %

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	First Quarter
	2015	2014	Percent Change
(in 000s)
Wireless Subscribers [1]	121,772	116,014	5.0%
Postpaid smartphones	57,157	53,020	7.8
Postpaid feature phones and data-centric devices	19,018	20,271	(6.2)
Postpaid	76,175	73,291	3.9
Prepaid	10,037	10,411	(3.6)
Reseller	13,595	13,886	(2.1)
Connected devices [2]	21,965	18,426	19.2
Total Wireless Subscribers	121,772	116,014	5.0

Net Additions [3]
Postpaid	441	625	(29.4)
Prepaid	98	88	11.4
Reseller	(266)	(206)	(29.1)
Connected devices[2]	945	555	70.3
Net Subscriber Additions	1,218	1,062	14.7

Mobile Share connections	55,581	32,585	70.6
Smartphones under our installment program at end of period	18,540	4,132	-
Smartphones sold under our installment program during period	4,065	2,868	41.7%

Total Churn[4]	1.40%	1.39%	1 BP
Postpaid Churn[4]	1.02%	1.07%	(5) BP
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[3] Excludes merger and acquisition-related additions during the period.
[4] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and Mobile Share Value (collectively referred to as Mobile Share) and AT&T Next SM (AT&T Next).

At March 31, 2015, we served 121.8 million subscribers, an increase of 5.0% from the prior year. Our subscriber base consists primarily of postpaid accounts and connected devices. Our prepaid services, which include results from services sold under the Cricket brand, are monthly prepaid services.

ARPU
Postpaid phone-only ARPU (average revenue per average wireless subscriber) decreased 9.6% compared to the first quarter of 2014 reflecting subscribers' continued adoption of AT&T Next and Mobile Share Value plans. Postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) decreased 1.9% compared to the first quarter of 2014 and increased 0.4% sequentially. As AT&T Next continues to grow, postpaid phone-only ARPU plus AT&T Next is expected to increase.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was slightly higher in the first quarter of 2015, compared to the first quarter of 2014. Postpaid churn, however, was lower for the first quarter of 2015. A significant portion of our postpaid subscribers are on plans that historically have experienced lower churn.

Postpaid
Postpaid subscribers increased 3.9% compared to March 31, 2014. At March 31, 2015, 84% of our postpaid phone subscriber base used smartphones, compared to 78% at March 31, 2014. About 97% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 49.0 million subscribers on these plans as compared to 42.7 million subscribers in the prior year. About half of our Mobile Share accounts have chosen plans with 10 gigabytes or higher. Device connections on our Mobile Share plans now represent over 70% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

As of March 31, 2015, approximately 92% of our postpaid smartphone subscribers use a 4G-capable device (i.e., a device that would operate on our LTE or HSPA+ network), and about 80% of our postpaid smartphone subscribers use an LTE device.

Historically, our postpaid customers have signed two-year service contracts when they purchase subsidized handsets. However, through our Mobile Share plans, we offer postpaid services at lower prices for those customers who either bring their own devices (BYOD) or participate in our AT&T Next program. Approximately 65% of all postpaid smartphone gross adds and upgrades during the first quarter of 2015 chose AT&T Next. We also experienced an 18% increase in the number of BYOD gross adds year over year. While BYOD customers do not generate equipment revenue or incur additional expenses for device subsidy, the service revenue helps improve our margins.

Our AT&T Next program allows for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, they also have the right to trade in the original device for a new device and have the remaining unpaid balance satisfied. For customers that elect these trade-in programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers on the AT&T Next program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers.

Prepaid
Beginning with the first quarter of 2015, we have updated our definition of prepaid subscribers to exclude session-based tablets, which are now included with connected devices. Prepaid subscribers now consist primarily of phone users. On this revised basis, prepaid subscribers decreased 3.6% when compared to the first quarter of 2014.

Operating Results
Service revenues decreased $575, or 3.7%, in the first quarter of 2015. This decrease was largely due to customers continuing to shift to no-device-subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans. While we expect monthly service revenues to continue to be pressured as customers move to Mobile Share plans, we expect equipment revenues to increase for those subscribers who elect the AT&T Next program. The decline in service revenue was partially offset by increased revenues from Cricket and higher handset insurance revenue.

Equipment revenues increased $895, or 36.1%, in the first quarter of 2015. The increase was primarily related to the increase in devices sold under our AT&T Next program and the increase in sales of higher-priced smartphones, including those to Cricket customers.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses increased $799, or 7.3%, in the first quarter of 2015. The first quarter increase was primarily due to the following:
•
Equipment costs increased $690, reflecting the sales of more expensive smartphones. Equipment costs also include subscriber integration charges. We expect Cricket integration charges will continue during 2015 as we complete the migration of those subscribers to our network.

•	Handset insurance cost increased $111 due to an increase in the cost and volume of replacement phones.
•
Network costs, which include incremental costs associated with the acquisition of Leap, increased $100 due to increased lease fees, higher maintenance and energy costs resulting from the increase in the number of cell sites and expenses related to our network enhancement efforts. These increases were partially offset by lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.

Partially offsetting these increases were the following:
•
Selling (other than commissions) and administrative expenses decreased $75, primarily due to: decreases of $113 in advertising and promotions and $50 in information technology and development, partially offset by increases of $55 in sales and marketing and $41 in bad debt expense.

•
Commission expenses decreased $53, primarily due to lower average commission rates paid under the AT&T Next program as well as decreases due to national equipment activation credits. These decreases are partially offset by an increase due to Cricket sales, postpaid gross activations and upgrades.

Depreciation and amortization expense increased $127, or 6.6%, in the first quarter of 2015. The expense increase was primarily due to ongoing capital spending for network upgrades and expansion and additional expenses associated with the assets acquired from Leap, partially offset by fully depreciated assets.

Operating income decreased $606, or 12.0%, in the first quarter of 2015. Our Wireless segment operating income margin in the first quarter decreased from 28.3% in 2014 to 24.5% in 2015.

Wireline
Segment Results
	First Quarter
	2015	2014	Percent Change

Segment operating revenues
Service	$13,935	$14,389	(3.2	) %
Equipment	213	212	0.5
Total Segment Operating Revenues	14,148	14,601	(3.1)
Segment operating expenses
Operations and support	10,263	10,457	(1.9)
Depreciation and amortization	2,476	2,684	(7.7)
Total Segment Operating Expenses	12,739	13,141	(3.1)
Segment Operating Income	1,409	1,460	(3.5)
Equity in Net Income (Loss) of Affiliates	(7)	1	-
Segment Income	$1,402	$1,461	(4.0	) %

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Our broadband, switched access lines and other services provided by our local exchange telephone subsidiaries at March 31, 2015 and 2014 are shown below and trends are addressed throughout this segment discussion.

	March 31,	March 31,	Percent
(in 000s)	2015[1]	2014[1]	Change
U-verse high speed Internet	12,644	11,009	14.9%
DSL and Other Broadband Connections	3,453	5,494	(37.1)
Total Wireline Broadband Connections[2]	16,097	16,503	(2.5)

Total U-verse Video Connections	5,993	5,661	5.9

Retail consumer Switched Access Lines	8,660	11,655	(25.7)
U-verse consumer VoIP connections	5,009	4,120	21.6
Total Retail Consumer Voice Connections	13,669	15,775	(13.4)

Switched Access Lines
Retail consumer	8,660	11,655	(25.7)
Retail business	8,610	10,084	(14.6)
Retail Subtotal	17,270	21,739	(20.6)

Wholesale	1,490	1,611	(7.5)

Total Switched Access Lines[3]	18,949	23,582	(19.6	) %
1 Connections reflect the sale of our Connecticut wireline operation in 2014.
2 Total wireline broadband connections include DSL, U-verse high speed Internet and satellite broadband.
3 Total switched access lines include access lines provided to national mass markets and private payphone service providers of 189 at March 31, 2015 and 232 at March 31, 2014.

Operating Results
Service revenues decreased $454, or 3.2%, in the first quarter of 2015, reflecting the sale of our Connecticut wireline operations in 2014. The decline was also driven by lower service revenues from business customers (which include integration, government-related and outsourcing services), and the continued decline in revenues from our legacy services that we no longer actively market.

Business
Service revenues from business customers decreased $387, or 4.6%, in the first quarter of 2015 and were negatively impacted by the sale of our Connecticut operations in 2014, our exit from low-margin wholesale businesses and foreign exchange rates. The revenue decrease was also due to a $317 decrease in long-distance and local voice revenues and a $270 decrease in traditional data revenues, which include circuit-based and packet-switched data services. These decreases were primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings, including VPNs, Ethernet, and U-verse services (Strategic business services). Strategic business services grew $339, or 14.8%, in the first quarter. Revenue from Ethernet increased $101, VPN increased $62, U-verse services increased $57 and EaMIS increased $46.

Consumer
Service revenues from residential customers decreased $50, or 0.9%, in the first quarter of 2015 and reflects the sale of our Connecticut operations in the fourth quarter of 2014. The decrease was also driven by a $377 decrease in traditional voice revenues and a decrease of $180 in DSL revenue as customers continue to shift to our strategic high-speed Internet access offerings or choose competitors' offerings. These decreases were partially offset by higher IP data revenue reflecting increased U-verse penetration, customer additions, and migration from our legacy voice and DSL services. In the first quarter, U-verse revenue from consumers increased $229 for high-speed Internet access, $209 for video and $71 for voice.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Equipment revenues increased $1, or 0.5%, in the first quarter of 2015. Our equipment revenues are mainly attributable to our business customers.

Operations and support expenses decreased $194, or 1.9%, in the first quarter of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The decrease in the first quarter reflects the sale of our Connecticut operations in 2014. Lower expenses were also due to lower net traffic compensation costs of $123; lower contract services costs of $60; lower advertising costs of $47; and lower materials and energy costs of $16. These decreases were partially offset by increased cost of sales of $98, related to U-verse related content fees, and higher employee-related expenses driven by an increase in noncash benefit expenses.

Depreciation and amortization expense decreased $208, or 7.7%, for the first quarter of 2015. Depreciation decreased $176, or 6.8%, primarily due to extending the estimated useful life of software and abandonment of certain network assets, both in 2014. These decreases were partially offset by increases due to ongoing capital spending for network upgrades and expansion. Amortization decreased $32, or 37.6%, primarily due to lower amortization of intangibles for the customer lists associated with acquisitions.

Operating income decreased $51, or 3.5%, in the first quarter of 2015. Our Wireline segment operating income margin in the first quarter was 10.0% for 2015 and 2014. We expect margin improvement in the remaining quarters of 2015 due in part to additional cost savings, including the impact of our voluntary retirement plan offer.

International
Segment Results
	First Quarter
	2015	2014	Percent Change
Total Segment Operating Revenues	$236	$-	-%
Segment operating expenses
Operations and support	219	-	-
Depreciation and amortization	44	-	-
Total Segment Operating Expenses	263	-	-
Segment Income (Loss)	$(27)	$-	-%

Operating Results
On January 16, 2015, we acquired GSF Telecom which offers service under both the Iusacell and Unefon brand names in Mexico (see Note 7). Our International segment operating income margin was (11.4)% in the first quarter of 2015.

We are a wireless provider in Mexico, with approximately 6 million subscribers at March 31, 2015. Our subscriber base predominantly consists of prepaid customers. Operating revenues were $236 and operating expenses were $263 in the first quarter of 2015.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Operating Information

As a supplemental discussion of our operating results, we are providing a view of our AT&T Business Solutions (ABS) business revenues which includes both wireless and wireline. This combined view of ABS presents a complete revenue profile of the entire business customer relationship, and underscores the growing importance of mobile solutions to serving our business customers.

AT&T Business Solutions
Operating Revenues
	First Quarter
	2015	2014	Percent Change

ABS operating revenues
Wireless	$9,445	$9,032	4.6%
Wireline	8,288	8,670	(4.4)
Total ABS Operating Revenues	$17,733	$17,702	0.2%

ABS Operating Revenues
Our ABS operating revenues increased $31, or 0.2%, in the first quarter of 2015. At March 31, 2015, mobile solutions represented 53% of total ABS revenues, compared to 51% at March 31, 2014.

Wireless revenues increased $413, or 4.6%, in the first quarter of 2015. Growth in ABS postpaid subscribers of 9.8% contributed to total revenue growth in the first quarter of 2015. ABS wireless revenues consist of services provided to businesses as well as revenue from wireless customers who pay lower negotiated rates through their employers. Revenue increases reflect the impact of equipment installment plans, which resulted in equipment revenue growth of 44.9%, and a 2.4% decline in service revenue.

Wireline revenues decreased $382, or 4.4%, in the first quarter of 2015. Revenues in the first quarter of 2015 were negatively impacted by the sale of our Connecticut operations in 2014, our exit from low-margin wholesale businesses and foreign exchange rates. The decline in revenues continues to be driven by migrations to alternative technologies, increasing price competition and sustained economic pressure. These declines were partially offset by growth in our strategic business services, including the continued success of our VPN and Cloud services.

While our wholesale revenues continue to be negatively impacted by increasing competition and our strategic decisions to change offerings, we are experiencing lower revenue declines than in prior quarters for services provided to small and medium-sized businesses.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

DIRECTV Acquisition  In May 2014, we announced a merger agreement to acquire DIRECTV in a stock-and-cash transaction for ninety-five dollars per share of DIRECTV's common stock, or approximately $48,500 at the date of announcement. As of March 31, 2015, DIRECTV had approximately $15,129 in net debt. Each DIRECTV shareholder will receive cash of $28.50 per share and $66.50 per share in our stock subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if our average stock price is below $34.90 per share at closing and 1.724 AT&T shares if our average stock price is above $38.58 at closing. If our average stock price (calculated in accordance with the merger agreement with DIRECTV) is between $34.90 and $38.58 at closing, then DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. DIRECTV is a premier pay TV provider in the United States and Latin America, with a high-quality customer base, the best selection of programming, the best technology for delivering and viewing high-quality video on any device and the best customer satisfaction among major U.S. cable and satellite TV providers.

The merger agreement was adopted by DIRECTV's stockholders on September 25, 2014 and the transaction remains subject to review by the Federal Communications Commission (FCC) and the Department of Justice and to other closing conditions. It is also a condition that all necessary consents by certain foreign governmental entities have been obtained and are in full force and effect. The transaction is still expected to close in the second quarter of 2015. The merger agreement provides certain mutual termination rights for us and DIRECTV, including the right of either party to terminate the agreement if the merger is not consummated by May 18, 2015, subject to extension in certain cases to a date no later than November 13, 2015. Either party may also terminate the agreement if an order permanently restraining, enjoining, or otherwise prohibiting consummation of the merger becomes final and nonappealable. In October 2014, DIRECTV and the National Football League renewed their agreement for the "NFL Sunday Ticket" service substantially on the terms discussed between AT&T and DIRECTV, satisfying one of the conditions to closing the merger. Under certain circumstances relating to a competing transaction, DIRECTV may be required to pay a termination fee to us in connection with or following a termination of the agreement.

Based on synergies we expect to realize with the acquisition, we have also committed to the following upon closing of the transaction: (1) expanding or enhancing our deployment of both wireline and fixed wireless broadband to at least 15 million customer locations across 48 states, with most of the locations in underserved rural areas, (2) adhering to the FCC's Open Internet protections established in 2010 for three years after closing, regardless of whether the FCC re-establishes such protections for other industry participants following the D.C. Circuit's vacating of those rules, (3) for three years after closing, offering standalone retail broadband Internet access service at reasonable market-based prices, including a service of at least 6 Mbps down (where feasible) at guaranteed prices, in areas where we offer wireline broadband service today, and (4) offering, for three years after closing, standalone DIRECTV satellite video service at nationwide package prices that do not differ between customers in AT&T's wireline footprint and customers outside our current 21-state wireline footprint.

Nextel Mexico Acquisition  On April 30, 2015, we completed our acquisition of the subsidiaries of NII Holdings Inc., operating its wireless business in Mexico, for $1,875, less approximately $427 of net debt and other adjustments. The subsidiaries offer service under the name Nextel Mexico.

GSF Telecom Acquisition  On January 16, 2015, we completed our acquisition of 100 percent of the stock of Mexican wireless company GSF Telecom for $2,500, less net debt at closing, which was approximately $700. GSF Telecom offers service under both the Iusacell and Unefon brand names in Mexico with a network that covers about 70 percent of Mexico's population of approximately 120 million.

Spectrum Acquisitions  In January 2015, we submitted winning bids for 251 Advanced Wireless Service (AWS) spectrum licenses, comprised of 42 G Block licenses, 37 H Block licenses, 58 I Block licenses, and 114 J Block licenses, in the AWS-3 Auction (FCC Auction 97) for $18,189 (see "Liquidity and Capital Resources"). We will cover approximately 96 percent of the U.S. population with high-value contiguous AWS-3 spectrum. In 2016, we also intend to bid at least $9,000 in connection with the 600 MHz auction (see "Competitive and Regulatory Environment"), provided there is sufficient spectrum available in the auction without undue impairments to give us a viable path to at least a 2x10 MHz nationwide spectrum footprint.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Federal Trade Commission Litigation  In October 2014, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern AT&T's Maximum Bit Rate (MBR) program, which temporarily reduces the download speeds of a small portion of our legacy Unlimited Data Plan customers each month. MBR is an industry-standard practice that is authorized by the FCC and designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, Internet browsing, and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. We have asked the Court for permission to appeal the denial of the motion immediately. If the Court grants the motion, we will then ask the Ninth Circuit Court of Appeals to accept the appeal so that the threshold question of jurisdiction may be fully litigated before the parties incur the expense of discovery.

Labor Contracts  Contracts covering approximately 17,000 traditional wireline employees expired in April 2015 and employees are currently working under the terms of the expired agreements. The contract covering approximately 24,000 traditional wireline employees in our nine-state Southeast region will expire in August 2015. Upon contract expiration, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

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
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the "AWS-3 Auction"), and also authorized the FCC to conduct an "incentive auction," to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction"). We participated in the AWS-3 Auction, which began in October 2014 and closed in January 2015 (see "Other Business Matters"). The FCC announced that the 600 MHz Auction has been postponed until 2016.

In May 2014, in a separate proceeding, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case-by-case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation "screen" that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of "low band" spectrum that exceeds one-third of the available low band spectrum as presumptively harmful to competition. In addition, the FCC imposed limits on certain bidders in the 600 MHz Auction, including AT&T, restricting them from bidding on up to 40 percent of the available spectrum in the incentive auction in markets that cover as much as 70-80 percent of the U.S. population. On balance, the order and the new spectrum screen should allow AT&T to obtain additional spectrum to meet our customers' needs, but because AT&T uses more "low band" spectrum in its network than some other national carriers, the separate consideration of low band spectrum acquisitions might affect AT&T's ability to expand capacity in these bands ("low band" spectrum has better propagation characteristics than "high band" spectrum). Also, a competitor has filed a petition asking the FCC to increase the percentage of spectrum for which we would be prohibited from bidding in the incentive auction. That petition is pending. We seek to ensure that we have the opportunity, through the auction process and otherwise, to obtain the spectrum we need to provide our customers with high-quality service in the future.

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

Net Neutrality  In February 2015, the FCC released an order in response to the D.C. Circuit's January 2014 decision adopting new rules, and reclassifying both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under the Act. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband Internet access services. The FCC also asserted jurisdiction over Internet interconnection arrangements, which until now have been unregulated. These actions could have an adverse impact on our fixed and mobile broadband services and operating results. AT&T and several other parties, including US Telecom and CTIA trade groups, have appealed the FCC's order. On May 1, 2015, AT&T and several other parties filed a request for a stay of the order with the FCC.

Intercarrier Compensation/Universal Service  In October 2011, the FCC adopted an order fundamentally overhauling its high-cost universal service program and its existing intercarrier compensation (ICC) rules, which govern payments between carriers for the exchange of traffic. The order also established a new ICC regime that will result in the elimination of virtually all terminating switched access charges and reciprocal compensation payments over a six-year transition. In May 2014, the United States Court of Appeals for the Tenth Circuit denied all challenges to the universal service and intercarrier compensation rules adopted in the 2011 order. In May 2015, the U.S. Supreme Court denied all petitions to review this decision.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $4,444 in cash and cash equivalents available at March 31, 2015. Cash and cash equivalents included cash of $533 and money market funds and other cash equivalents of $3,911. Cash and cash equivalents decreased $4,159 since December 31, 2014. In the first three months of 2015, cash inflows were primarily provided by long-term debt issuances and cash receipts from operations, including cash from our sale and transfer of certain equipment installment receivables to third parties. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, the acquisition of wireless spectrum and GSF Telecom, funding capital expenditures, collateral posting (see Note 6), and dividends to stockholders. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2015, cash provided by operating activities was $6,738, compared to $8,799 for the first three months of 2014. Lower operating cash flows in 2015 were primarily due to the timing of working capital payments.

Cash Used in or Provided by Investing Activities
For the first three months of 2015, cash used in investing activities totaled $21,587 and consisted primarily of:
•	$17,678 for acquisitions of spectrum licenses, most notably the remaining payment for AWS spectrum licenses from the FCC in the AWS-3 Auction.
•	$1,836 for the acquisition of GSF Telecom and other operations.
•	$3,848 for capital expenditures, excluding interest during construction.

During the first three months, we also received $1,890 upon the maturity of certain short-term investments.

On April 30, 2015, we completed our acquisition of Nextel Mexico, for $1,875, less approximately $427 of net debt and other adjustments.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital expenditures, excluding interest during construction, decreased $1,868 in the first three months. Our Wireless segment represented 45% of our total spending and decreased 42% in the first three months. Wireless expenditures were primarily used for the ongoing deployment of LTE equipment. The Wireline segment, which includes U-verse services, represented 54% of the total capital expenditures and decreased 22% in the first three months. Our declines in Wireless and Wireline segment capital expenditures reflected our completion of various Project VIP initiatives in 2014. Capital expenditures for our new International segment include spending for GSF Telecom after the acquisition date.

We continue to expect our 2015 capital expenditures to be in the $18,000 range, excluding expenditures for newly acquired businesses. The amount of capital investment is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring merger commitments are met and our expenditures may also be influenced by regulatory considerations. We expect to support our business and spectrum acquisitions with a combination of debt issuances, cash from operations, and asset sales.

Cash Provided by or Used in Financing Activities
For the first three months of 2015, cash provided by financing activities totaled $10,690 and included net proceeds of $16,572 from the following long-term debt issuances:
•	February 2015 issuance of $2,619 of 4.600% global notes due 2045.
•	March 2015 borrowings under a variable rate term loan facility due 2018, variable rate term loan facility due 2020 and variable rate 18-month credit agreement due 2016, together totaling $11,155.
•	March 2015 issuance of €1,250 of 1.300% global notes due 2023 and €1,250 of 2.450% global notes due 2035 (together, equivalent to $2,844, when issued).

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

In May 2015, we issued $17,500 in debt to be used for general corporate purposes, including funding previously announced acquisitions. Details of the notes are as follows:
•	$3,000 of 2.450% global notes due 2020, subject to mandatory redemption.
•	$2,750 of 3.000% global notes due 2022, subject to mandatory redemption.
•	$5,000 of 3.400% global notes due 2025.
•	$2,500 of 4.500% global notes due 2035.
•	$3,500 of 4.750% global notes due 2046, subject to mandatory redemption.
•	$750 floating rate global notes due 2020. The floating rate for the note is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 93 basis points.

If we do not consummate the DIRECTV acquisition pursuant to the merger agreement, on or prior to November 30, 2015 or, if prior to such date, the merger agreement is terminated, then in either case we must redeem certain of the notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued but unpaid interest.

We do not currently anticipate the issuance of additional U.S. dollar denominated senior notes for the remainder of 2015.

During the first three months of 2015, we redeemed $596 of debt, primarily consisting of $587 of various senior notes in connection with the GSF Telecom acquisition.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 3.9% as of March 31, 2015, and 4.2% as of December 31, 2014. We had $96,026 of total notes and debentures outstanding at March 31, 2015, which included Euro, British pound sterling, Swiss Franc and Canadian dollar denominated debt of approximately $25,169.

As of March 31, 2015, we had approximately 415 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. Upon completing our acquisition of DIRECTV, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

We paid dividends of $2,434 during the first three months of 2015, compared with $2,398 for the first three months of 2014, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in December 2014, partially offset by the impact of the decline in shares outstanding due to repurchases in 2014. Dividends declared by our Board of Directors totaled $0.47 per share in the first quarter of 2015 and $0.46 per share for the first three months of 2014. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2015, we had $8,181 of debt maturing within one year, $8,130 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2015.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

Credit Facilities
We have a $5,000 revolving credit agreement with a syndicate of banks that expires in December 2018 (the "December 2018 Facility") and a $3,000 revolving credit agreement with a syndicate of banks that expires in December 2017 (the "December 2017 Facility"). There were no advances outstanding under the December 2018 Facility or the December 2017 Facility at March 31, 2015.

AT&T INC.
MARCH 31, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

On January 21, 2015, we entered into a $9,155 credit agreement (the "Syndicated Credit Agreement") containing (i) a $6,286 term loan facility (the "Tranche A Facility") and (ii) a $2,869 term loan facility (the "Tranche B Facility"), with certain investment and commercial banks and Mizuho Bank, Ltd. ("Mizuho"), as administrative agent. On that date, we also entered into a $2,000 18-month credit agreement (the "18-Month Credit Agreement") with Mizuho as initial lender and agent.

On March 2, 2015, we borrowed $9,155 under the Syndicated Credit Agreement and $2,000 under the 18-Month Credit Agreement at floating interest rates. We used these advances for general corporate purposes, including acquisition related payments. Amounts borrowed under the Tranche A Facility will be due and payable on March 2, 2018. The Tranche A Facility interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 100 basis points when issued). Amounts borrowed under the Tranche B Facility will be subject to amortization from March 2, 2018, with twenty-five percent of the aggregate principal amount thereof being payable prior to March 2, 2020, and all remaining principal amount due and payable on March 2, 2020. The Tranche B Facility interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 112.5 basis points when issued). Amounts borrowed under the 18-Month Credit Agreement will be due and payable on September 2, 2016. The 18-Month Credit Agreement interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 80 basis points when issued).

At March 31, 2015, we had advances outstanding of $9,155 under the Syndicated Credit Agreement and were in compliance with all covenants. At March 31, 2015, we had advances outstanding of $2,000 under the 18-Month Credit Agreement and were in compliance with all covenants. Additional details regarding the Syndicated Credit Agreement and 18-Month Credit Agreement are available in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the first quarter of 2015, we posted $2,572 of additional cash collateral, on a net basis, to banks and other participants in our derivative arrangements. Subsequent to the end of the quarter, approximately $911 of the collateral has been returned to AT&T. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6.)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2015, our debt ratio was 52.5%, compared to 46.6% at March 31, 2014, and 48.6% at December 31, 2014. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

During 2015, we received $1,532 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities in 2015.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,970 as of March 31, 2015, and $9,021 as of December 31, 2014, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. We distributed $140 to the trust during the first quarter of 2015. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend, or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016.

AT&T INC.
MARCH 31, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2015, we had interest rate swaps with a notional value of $6,550 and a fair value of $194.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $29,350 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,822) at March 31, 2015. We have rate locks with a notional value of $7,000 and a fair value of $(444) at March 31, 2015.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of March 31, 2015.

AT&T INC.
MARCH 31, 2015

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, the transition from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition policy, net neutrality, including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, and wireless license awards and renewals.

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

•
Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies or delivery methods (e.g., cable, wireless, VoIP and Over The Top Video service) and our ability to maintain capital expenditures.

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
MARCH 31, 2015

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1. Legal Proceedings

In February 2014, prior to our merger with Leap Wireless International, Inc., the San Diego, California, County Air Pollution Control District and Department of Environmental Health initiated investigation into the potential supervision and control by Cricket Wireless, L.L.C. over construction work by an independent third-party dealer's contractors at a dealer store location, which allegedly resulted in disturbance of asbestos-containing materials in violation of applicable regulations. It is our position that Cricket Wireless, L.L.C. did not exercise supervision or control over the activity at issue and is not liable for violations which occurred at the dealer store location, if any. We are cooperating with the County in its investigation. No enforcement action has been initiated against AT&T, but on April 22, 2015 we were placed on notice the County may seek civil penalties from AT&T in an amount exceeding one hundred thousand dollars, but which in no event are expected to be material.

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2015, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2015 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2015 - January 31, 2015	591,255	$-	-	414,550,000
February 1, 2015 - February 28, 2015	449	-	-	414,550,000
March 1, 2015 - March 31, 2015	6,236	-	-	414,550,000
Total	597,940	$-	-
[1] In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.

[2] All repurchased shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
MARCH 31, 2015

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

May 5, 2015	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer