Form 10-Q
period 2015-06-30
AT&T INC.
filed 2015-08-07
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At July 31, 2015, there were 6,151 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Service	$29,541	$29,556	$58,503	$59,332
Equipment	3,474	3,019	7,088	5,719
Total operating revenues	33,015	32,575	65,591	65,051

Operating Expenses
Cost of services and sales (exclusive of depreciation
and amortization shown separately below)	15,140	14,212	29,721	27,533
Selling, general and administrative	7,467	8,197	15,428	16,457
Depreciation and amortization	4,696	4,550	9,274	9,167
Total operating expenses	27,303	26,959	54,423	53,157
Operating Income	5,712	5,616	11,168	11,894
Other Income (Expense)
Interest expense	(932)	(881)	(1,831)	(1,741)
Equity in net income of affiliates	33	102	33	190
Other income (expense) – net	48	1,269	118	1,414
Total other income (expense)	(851)	490	(1,680)	(137)
Income Before Income Taxes	4,861	6,106	9,488	11,757
Income tax expense	1,715	2,485	3,066	4,402
Net Income	3,146	3,621	6,422	7,355
Less: Net Income Attributable to Noncontrolling Interest	(102)	(74)	(178)	(156)
Net Income Attributable to AT&T	$3,044	$3,547	$6,244	$7,199
Basic Earnings Per Share Attributable to AT&T	$0.58	$0.68	$1.20	$1.38
Diluted Earnings Per Share Attributable to AT&T	$0.58	$0.68	$1.20	$1.38
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,204	5,204	5,204	5,213
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,220	5,220	5,220	5,229
Dividends Declared Per Common Share	$0.47	$0.46	$0.94	$0.92
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$3,146	$3,621	$6,422	$7,355
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $0, $1, $0 and $1 attributable to noncontrolling interest), net of taxes of $1, $15, $(103) and $5	1	26	(185)	6
Reclassification adjustment included in net income, net of taxes of $0, $210, $0 and $224	-	391	-	416
Available-for-sale securities:
Net unrealized gains, net of taxes of $0, $24, $19 and $34	-	43	34	59
Reclassification adjustment realized in net income, net of taxes of $(2), $(1), $(5) and $(8)	(4)	(3)	(9)	(14)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(52), $(56), $(242) and $(53)	(95)	(104)	(449)	(98)
Reclassification adjustment included in net income, net of taxes of $5, $7, $9 and $11	10	14	17	21
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131), $(142), $(262) and $(289)	(214)	(239)	(429)	(479)
Reclassification adjustment included in net income, net of taxes $0, $31, $0 and $33	-	58	-	61
Other comprehensive income (loss)	(302)	186	(1,021)	(28)
Total comprehensive income	2,844	3,807	5,401	7,327
Less: Total comprehensive income attributable to noncontrolling interest	(102)	(75)	(178)	(157)
Total Comprehensive Income Attributable to AT&T	$2,742	$3,732	$5,223	$7,170
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$20,956	$8,603
Accounts receivable - net of allowances for doubtful accounts of $492 and $454	13,821	14,527
Prepaid expenses	834	831
Deferred income taxes	1,131	1,142
Other current assets	6,421	6,925
Total current assets	43,163	32,028
Property, plant and equipment	289,856	282,295
Less: accumulated depreciation and amortization	(175,508)	(169,397)
Property, Plant and Equipment – Net	114,348	112,898
Goodwill	70,920	69,692
Licenses	80,922	60,824
Other Intangible Assets – Net	6,385	6,139
Investments in Equity Affiliates	288	250
Other Assets	10,463	10,998
Total Assets	$326,489	$292,829

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$8,603	$6,056
Accounts payable and accrued liabilities	21,560	23,592
Advanced billing and customer deposits	4,075	4,105
Accrued taxes	3,848	1,091
Dividends payable	2,441	2,438
Total current liabilities	40,527	37,282
Long-Term Debt	105,067	76,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	38,516	37,544
Postemployment benefit obligation	36,638	37,079
Other noncurrent liabilities	18,240	17,989
Total deferred credits and other noncurrent liabilities	93,394	92,612

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2015 and
December 31, 2014: issued 6,495,231,088 at June 30, 2015 and December 31, 2014)	6,495	6,495
Additional paid-in capital	91,032	91,108
Retained earnings	29,086	27,736
Treasury stock (1,301,916,280 at June 30, 2015 and 1,308,318,131
at December 31, 2014, at cost)	(46,793)	(47,029)
Accumulated other comprehensive income	7,039	8,060
Noncontrolling interest	642	554
Total stockholders' equity	87,501	86,924
Total Liabilities and Stockholders' Equity	$326,489	$292,829
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2015	2014
Operating Activities
Net income	$6,422	$7,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,274	9,167
Undistributed earnings from investments in equity affiliates	(23)	(58)
Provision for uncollectible accounts	535	444
Deferred income tax expense	1,183	546
Net gain from sale of investments, net of impairments	(50)	(1,365)
Changes in operating assets and liabilities:
Accounts receivable	434	(566)
Other current assets	743	(771)
Accounts payable and accrued liabilities	(1,125)	2,894
Retirement benefit funding	(455)	(280)
Other - net	(1,040)	(497)
Total adjustments	9,476	9,514
Net Cash Provided by Operating Activities	15,898	16,869

Investing Activities
Construction and capital expenditures:
Capital expenditures	(8,328)	(11,649)
Interest during construction	(339)	(118)
Acquisitions, net of cash acquired	(20,954)	(857)
Dispositions	72	4,921
Sale of securities	1,890	-
Return of advances to and investments in equity affiliates	-	2
Other	(1)	-
Net Cash Used in Investing Activities	(27,660)	(7,701)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	134
Issuance of long-term debt	33,958	8,564
Repayment of long-term debt	(2,919)	(3,508)
Purchase of treasury stock	-	(1,396)
Issuance of treasury stock	20	27
Dividends paid	(4,873)	(4,784)
Other	(2,071)	(239)
Net Cash Provided by (Used in) Financing Activities	24,115	(1,202)
Net increase in cash and cash equivalents	12,353	7,966
Cash and cash equivalents beginning of year	8,603	3,339
Cash and Cash Equivalents End of Period	$20,956	$11,305
Cash paid (received) during the six months ended June 30 for:
Interest	$2,178	$2,292
Income taxes, net of refunds	$(71)	$987
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2015
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,108
Issuance of treasury stock		8
Share-based payments		(84)
Balance at end of period		$91,032

Retained Earnings
Balance at beginning of year		$27,736
Net income attributable to AT&T ($1.20 per diluted share)		6,244
Dividends to stockholders ($0.94 per share)		(4,894)
Balance at end of period		$29,086

Treasury Stock
Balance at beginning of year	(1,308)	$(47,029)
Repurchase of common stock	(1)	(10)
Issuance of treasury stock	7	246
Balance at end of period	(1,302)	$(46,793)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$8,060
Other comprehensive loss attributable to AT&T		(1,021)
Balance at end of period		$7,039

Noncontrolling Interest
Balance at beginning of year		$554
Net income attributable to noncontrolling interest		178
Distributions		(119)
Acquisition of noncontrolling interests		29
Balance at end of period		$642

Total Stockholders' Equity at beginning of year		$86,924
Total Stockholders' Equity at end of period		$87,501
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2015

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

New Accounting Standards

Revenue Recognition  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. We continue to evaluate the impact of the new standard and available adoption methods.

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
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts
NOTE 2. EARNINGS PER SHARE
A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerators
Numerator for basic earnings per share:
Net Income	$3,146	$3,621	$6,422	$7,355
Less: Net income attributable to noncontrolling interest	(102)	(74)	(178)	(156)
Net Income attributable to AT&T	3,044	3,547	6,244	7,199
Dilutive potential common shares:
Share-based payment	2	3	6	7
Numerator for diluted earnings per share	$3,046	$3,550	$6,250	$7,206
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,204	5,204	5,204	5,213
Dilutive potential common shares:
Share-based payment (in shares)	16	16	16	16
Denominator for diluted earnings per share	5,220	5,220	5,220	5,229
Basic earnings per share attributable to AT&T	$0.58	$0.68	$1.20	$1.38
Diluted earnings per share attributable to AT&T	$0.58	$0.68	$1.20	$1.38

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

At June 30, 2015 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$498		$741		$6,847		$8,060
Other comprehensive income (loss) before reclassifications	(185)		34		(449)		-		(600)
Amounts reclassified from accumulated OCI	-	[1]	(9)	[2]	17	[3]	(429)	[4]	(421)
Net other comprehensive income (loss)	(185)		25		(432)		(429)		(1,021)
Balance as of June 30, 2015	$(211)		$523		$309		$6,418		$7,039

At June 30, 2014 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)		$450		$445		$7,352		$7,880
Other comprehensive income (loss) before reclassifications	5		59		(98)		-		(34)
Amounts reclassified from accumulated OCI	416	[1]	(14)	[2]	21	[3]	(418)	[4]	5
Net other comprehensive income (loss)	421		45		(77)		(418)		(29)
Balance as of June 30, 2014	$54		$495		$368		$6,934		$7,851
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
JUNE 30, 2015

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

The International segment uses the Iusacell, Unefon, and Nextel Mexico regional and national networks to provide consumer and business customers with wireless data and voice communication services in Mexico. Results from the equity method investment in América Móvil S.A. de C.V. (prior to the June 2014 disposal of our investment) are included in this segment.

The Corporate and Other column includes unallocated corporate expenses, which includes costs to support corporate-driven activities and operations, and impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans as well as our actuarial gains and losses on our pension and postretirement plan valuations. Results from equity method investments in YP Holdings LLC and Otter Media (our joint venture with The Chernin Group), are also excluded from our segment results as those results are not considered in our assessment of segment performance. We have revised our prior-period presentation to conform to our current reporting.

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2015
	Wireless	Wireline	International	Corporate and Other	Consolidated Results
Service	$15,115	$13,981	$445	$-	$29,541
Equipment	3,189	233	46	6	3,474
Total segment operating revenues	18,304	14,214	491	6	33,015
Operations and support expenses	11,551	10,362	529	165	22,607
Depreciation and amortization expenses	2,073	2,488	125	10	4,696
Total segment operating expenses	13,624	12,850	654	175	27,303
Segment operating income (loss)	4,680	1,364	(163)	(169)	5,712
Interest expense	-	-	-	932	932
Equity in net income of affiliates	-	1	-	32	33
Other income (expense) – net	-	-	-	48	48
Segment income (loss) before income taxes	$4,680	$1,365	$(163)	$(1,021)	$4,861

For the six months ended June 30, 2015					Consolidated Results
	Wireless	Wireline	International	Corporate and Other
Service	$29,927	$27,916	$660	$-	$58,503
Equipment	6,563	446	67	12	7,088
Total segment operating revenues	36,490	28,362	727	12	65,591
Operations and support expenses	23,232	20,625	748	544	45,149
Depreciation and amortization expenses	4,131	4,964	169	10	9,274
Total segment operating expenses	27,363	25,589	917	554	54,423
Segment operating income (loss)	9,127	2,773	(190)	(542)	11,168
Interest expense	-	-	-	1,831	1,831
Equity in net income (loss) of affiliates	(4)	(6)	-	43	33
Other income (expense) – net	-	-	-	118	118
Segment income (loss) before income taxes	$9,123	$2,767	$(190)	$(2,212)	$9,488

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2014
	Wireless	Wireline	International	Corporate and Other	Consolidated Results
Service	$15,148	$14,408	$-	$-	$29,556
Equipment	2,782	229	-	8	3,019
Total segment operating revenues	17,930	14,637	-	8	32,575
Operations and support expenses	11,568	10,700	-	141	22,409
Depreciation and amortization expenses	2,035	2,514	-	1	4,550
Total segment operating expenses	13,603	13,214	-	142	26,959
Segment operating income (loss)	4,327	1,423	-	(134)	5,616
Interest expense	-	-	-	881	881
Equity in net income (loss) of affiliates	(29)	-	99	32	102
Other income (expense) – net	-	-	-	1,269	1,269
Segment income before income taxes	$4,298	$1,423	$99	$286	$6,106

For the six months ended June 30, 2014					Consolidated Results
	Wireless	Wireline	International	Corporate and Other
Service	$30,535	$28,797	$-	$-	$59,332
Equipment	5,261	441	-	17	5,719
Total segment operating revenues	35,796	29,238	-	17	65,051
Operations and support expenses	22,450	21,157	-	383	43,990
Depreciation and amortization expenses	3,966	5,198	-	3	9,167
Total segment operating expenses	26,416	26,355	-	386	53,157
Segment operating income (loss)	9,380	2,883	-	(369)	11,894
Interest expense	-	-	-	1,741	1,741
Equity in net income (loss) of affiliates	(49)	1	153	85	190
Other income (expense) – net	-	-	-	1,414	1,414
Segment income (loss) before income taxes	$9,331	$2,884	$153	$(611)	$11,757

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,896 at June 30, 2015. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts and accounted for as contributions. We distributed $280 to the trust during the six months ended June 30, 2015. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We also agreed to make a cash contribution to the trust of $175 no later than the due date of our federal income tax return for 2014. This contribution was made in June 2015.

AT&T INC.
JUNE 30, 2015

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Pension cost:
Service cost – benefits earned during the period	$300	$282	$599	$564
Interest cost on projected benefit obligation	473	662	947	1,323
Expected return on assets	(826)	(851)	(1,652)	(1,700)
Amortization of prior service credit	(26)	(23)	(52)	(47)
Net pension (credit) cost	$(79)	$70	$(158)	$140

Postretirement cost:
Service cost – benefits earned during the period	$56	$58	$111	$116
Interest cost on accumulated postretirement benefit obligation	241	364	483	729
Expected return on assets	(105)	(162)	(210)	(326)
Amortization of prior service credit	(319)	(362)	(639)	(724)
Net postretirement (credit) cost	$(127)	$(102)	$(255)	$(205)

Combined net pension and postretirement (credit) cost	$(206)	$(32)	$(413)	$(65)

Our combined net pension and postretirement cost decreased $174 in the second quarter and $348 for the first six months of 2015. The decrease is primarily due to the change in the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. While this change in estimate, which was made in the fourth quarter of 2014, provides a more precise measurement of interim service and interest costs, it will not affect the measurement of our total benefit obligations as of December 31 or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial gain or loss reported. The decrease from this change was partially offset by lower amortization of prior service credits as previous postretirement plan changes have become fully amortized, our lower expected long-term rate of return on our postretirement plan assets and updated assumed mortality rates.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $21 in the second quarter of 2015, of which $18 was interest cost, and $41 for the first six months, of which $37 was interest cost. In 2014, net supplemental retirement pension benefits cost was $29 in the second quarter, of which $28 was interest cost, and $58 for the first six months, of which $55 was interest cost.

AT&T INC.
JUNE 30, 2015

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$113,167	$116,669	$81,632	$90,367
Bank borrowings	5	5	5	5
Investment securities	2,758	2,758	2,735	2,735

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,165	$-	$-	$1,165
International equities	614	-	-	614
Fixed income bonds	-	778	-	778
Asset Derivatives[1]
Interest rate swaps	-	170	-	170
Cross-currency swaps	-	1,280	-	1,280
Liability Derivatives[1]
Cross-currency swaps	-	(2,568)	-	(2,568)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,160	$-	$-	$1,160
International equities	553	-	-	553
Fixed income bonds	-	836	-	836
Asset Derivatives[1]
Interest rate swaps	-	157	-	157
Cross-currency swaps	-	1,243	-	1,243
Interest rate locks	-	5	-	5
Liability Derivatives[1]
Cross-currency swaps	-	(1,506)	-	(1,506)
Interest rate locks	-	(133)	-	(133)
 [1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $93 have maturities of less than one year, $392 within one to three years, $63 within three to five years, and $230 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments are recorded in "Other current assets" and our investment securities are recorded in "Other assets" on the consolidated balance sheets.

AT&T INC.
JUNE 30, 2015

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2015 and June 30, 2014, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2015 and June 30, 2014, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. Over the next 12 months, we expect to reclassify $61 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the six months ended June 30, 2015 and June 30, 2014, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2015, we had posted collateral of $1,544 (a deposit asset) and held collateral of $396 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $69. At December 31, 2014, we had posted collateral of $530 (a deposit asset) and held collateral of $599 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	June 30,	December 31,
	2015	2014
Interest rate swaps	$8,050	$6,550
Cross-currency swaps	27,375	26,505
Interest rate locks	-	6,750
Total	$35,425	$39,805

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(30)	$22	$11	$11
Gain (Loss) on long-term debt	30	(22)	(11)	(11)

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were included in interest expense.

	Three months ended		Six months ended
Cash Flow Hedging Relationships	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(102)	$(160)	$(330)	$(149)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(45)	-	(361)	-
Interest income (expense) reclassified from accumulated OCI into income	(15)	(11)	(26)	(22)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	-	-	-	(2)

AT&T INC.
JUNE 30, 2015

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

The preliminary values of assets acquired were:  $338 in licenses, $1,206 in property, plant and equipment, $157 in customer lists and $363 of goodwill.

GSF Telecom  On January 16, 2015, we acquired Mexican wireless company GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) for $2,500, less net debt of approximately $700. GSF Telecom offers service under both the Iusacell and Unefon brand names in Mexico.

The preliminary values of assets acquired were:  $865 in licenses, $952 in property, plant and equipment, $308 in customer lists, $26 in trade names and $919 of goodwill.

AWS-3 Auction  In January 2015, we submitted winning bids for 251 Advanced Wireless Service (AWS) spectrum licenses in the AWS-3 Auction (FCC Auction 97) for $18,189. We provided the Federal Communications Commission (FCC) an initial down payment of $921 in October 2014 and paid the remaining $17,268 in the first quarter of 2015. The interest associated with this acquisition will be excluded from interest expense and capitalized until this spectrum is ready for its intended use.

Subsequent Acquisition
DIRECTV  On July 24, 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. The acquisition represents an opportunity for us to acquire a unique and complementary set of assets and achieve substantial cost synergies over time, as well as increasing revenue from pay television in Latin America. Our distribution scale will enable us to offer consumers bundles including video, high-speed broadband and mobile services, using all the sales channels of both companies. We believe the combined company will be a content distribution leader across mobile, video and broadband platforms.

Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of our common stock. We issued a final total of 954,518,588 shares to DIRECTV shareholders, giving them an approximate 16% stake in the combined company, based on common shares outstanding. Based on our $34.29 per share closing stock price on July 24, 2015, total consideration paid to DIRECTV shareholders was $47,110, including $32,731 of AT&T stock and $14,379 in cash. DIRECTV had approximately $15,891 in net debt at acquisition.

Our third-quarter 2015 operating results will include the results from DIRECTV following the date of acquisition. Our consolidated balance sheet will include the assets and liabilities of DIRECTV, which are being appraised by a third-party and include various assumptions in determining fair value. Issues that are more unique in this acquisition include the valuation of satellite orbital slots and foreign exchange rates in valuing foreign operations, including those in Venezuela. With this acquisition, we also expect to change our accounting for customer set-up and installation costs, having already discussed this change with the Securities and Exchange Commission. AT&T's historical results will be revised to reflect the retrospective application of this accounting change. We are also considering the implications of our new management structure and organizational responsibilities on our operating segments.

AT&T INC.
JUNE 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months, with the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of June 30, 2015 and December 31, 2014, gross equipment installment receivables of $3,929 and $4,265 were included on our consolidated balance sheets, of which $2,348 and $2,514 are notes receivable that are included in "Accounts receivable, net."

On June 27, 2014, we entered into the first of a series of uncommitted agreements pertaining to the sale of equipment installment receivables and related security with Citibank, N.A. and various other relationship banks as purchasers (collectively, the Purchasers). Under these agreements, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables. Under the terms of the arrangements, we continue to bill and collect on behalf of our customers for the receivables sold. To date, we have collected and remitted approximately $2,263 (net of fees), of which $254 was returned as deferred purchase price.

The following table sets forth a summary of equipment installment receivables sold during the three months and six months ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross receivables sold	$1,728	$1,637	$4,363	$1,637
Net receivables sold[1]	1,555	1,391	3,936	1,391
Cash proceeds received	1,049	819	2,573	819
Deferred purchase price recorded	505	565	1,363	565
[1] Receivables net of allowance, imputed interest and trade-in right guarantees.

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

At June 30, 2015, our deferred purchase price receivable was $2,857, of which $1,677 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." At December 31, 2014, our deferred purchase price receivable was $1,606, which is included in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.

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
JUNE 30, 2015

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2015 and 2014 are summarized as follows:

	Second Quarter			Six-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change

Operating Revenues
Service	$29,541	$29,556	(0.1)%	$58,503	$59,332	(1.4)%
Equipment	3,474	3,019	15.1	7,088	5,719	23.9
Total Operating Revenues	33,015	32,575	1.4	65,591	65,051	0.8

Operating expenses
Cost of services and sales	15,140	14,212	6.5	29,721	27,533	7.9
Selling, general and administrative	7,467	8,197	(8.9)	15,428	16,457	(6.3)
Depreciation and amortization	4,696	4,550	3.2	9,274	9,167	1.2
Total Operating Expenses	27,303	26,959	1.3	54,423	53,157	2.4
Operating Income	5,712	5,616	1.7	11,168	11,894	(6.1)
Income Before Income Taxes	4,861	6,106	(20.4)	9,488	11,757	(19.3)
Net Income	3,146	3,621	(13.1)	6,422	7,355	(12.7)
Net Income Attributable to AT&T	$3,044	$3,547	(14.2)%	$6,244	$7,199	(13.3)%

Overview
Operating revenues increased $440, or 1.4%, in the second quarter and $540, or 0.8%, for the first six months of 2015.

Service revenues decreased $15, or 0.1%, in the second quarter and $829, or 1.4%, for the first six months of 2015. The decrease was primarily due to increased adoption of our wireless Mobile Share Value plans, continued declines in our legacy wireline voice and data products and the October 2014 sale of our Connecticut wireline operations, partially offset by strong revenues from AT&T U-verse® (U-verse) and our strategic business services, our new Mexican wireless operations and our 2014 acquisition of Leap Wireless International, Inc. (Leap).

Equipment revenues increased $455, or 15.1%, in the second quarter and $1,369, or 23.9%, for the first six months of 2015. Growth in equipment revenues reflected the continuing trend by our postpaid wireless subscribers to choose devices on installment purchase rather than the device subsidy model, which resulted in increased equipment revenue recognized for device sales.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operating expenses increased $344, or 1.3%, in the second quarter and $1,266, or 2.4%, for the first six months of 2015.

Cost of services and sales expenses increased $928, or 6.5%, in the second quarter and $2,188, or 7.9%, for the first six months of 2015. The increases were primarily due to higher wireless equipment costs and increased wireless network expenses, which included $364 of network rationalization charges related to Leap. Also contributing to the increases were expenses from our newly acquired wireless operations in Mexico as well as higher content costs associated with our U-verse services. These increases were slightly offset by lower noncash financing-related costs associated with our pension and postretirement benefits and lower traffic compensation costs.

Selling, general and administrative expenses decreased $730, or 8.9%, in the second quarter and $1,029, or 6.3%, for the first six months of 2015. The decrease was primarily due to lower wireless commission and customer service and retention costs, as well as lower administrative and other non-employee related expenses, reflecting our ongoing focus on cost efficiencies.

Depreciation and amortization expense increased $146, or 3.2%, in the second quarter and $107, or 1.2%, for the first six months of 2015. The increase was primarily due to the acquisitions of GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) and the Nextel Mexico properties, ongoing capital spending for network upgrades and additional expenses associated with the assets acquired from Leap. These increases were partially offset by decreases as a result of extending the estimated useful life of software and abandonment of certain wireline network assets, both of which occurred in 2014.

Operating income increased $96, or 1.7%, in the second quarter and decreased $726, or 6.1%, for the first six months of 2015. Our operating income margin in the second quarter increased from 17.2% in 2014 to 17.3% in 2015, but decreased from 18.3% in 2014 to 17.0% in 2015 for the first six months of 2015.

Interest expense increased $51, or 5.8%, in the second quarter and $90, or 5.2%, for the first six months of 2015. The increases were primarily due to higher average debt balances, including debt issued in connection with the July DIRECTV acquisition. The increases were partially offset by lower average interest rates and an increase in capitalized interest resulting from spectrum acquired in the Advanced Wireless Service (AWS)-3 Auction (see note 7).

Equity in net income of affiliates decreased $69, or 67.6%, in the second quarter and $157, or 82.6%, for the first six months of 2015. The decreases primarily resulted from the sale of América Móvil, S.A. de C.V. (América Móvil) in June 2014.

Other income (expense) – net We had other income of $48 in the second quarter and $118 for the first six months of 2015, compared to other income of $1,269 in the second quarter and $1,414 for the first six months of 2014. Results in the second quarter and for the first six months of 2015 included net gains on the sale of investments of $17 and $50 and interest and dividend income of $26 and $45, respectively.

Other income in the second quarter and for the first six months of 2014 included net gains on the sale of América Móvil shares and other investments of $1,245 and $1,367 and interest and dividend income of $23 and $36.

Income taxes decreased $770, or 31.0%, in the second quarter and $1,336, or 30.3%, for the first six months of 2015. Our effective tax rate was 35.3% for the second quarter and 32.3% for the first six months of 2015, as compared to 40.7% for the second quarter and 37.4% for the first six months of 2014. The lower effective tax rates were primarily due to the sale of América Móvil shares in 2014, and the recognition of tax benefits related to the restructuring of a portion of our enterprise business in 2015.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Selected Financial and Operating Data
	June 30,
Subscribers and connections in (000s)	2015	2014
Wireless subscribers	123,902	116,634
Network access lines in service	18,116	22,547
U-Verse VoIP connections	5,381	4,411
Total wireline broadband connections	15,961	16,448
Debt ratio[1]	56.5%	47.6%
Net Debt Ratio[2]	46.1%	41.2%
Ratio of earnings to fixed charges[3]	4.12	5.53
Number of AT&T employees[4]	250,730	248,170
1 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders' equity) and do not consider cash available to pay down debt. See our "Liquidity and Capital Resources" section for discussion.
2 Net debt ratios are calculated by deriving total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders' equity).
3 See exhibit 12.
4 Reflects acquisition activity.

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

The International segment uses the Iusacell, Unefon, and Nextel Mexico regional and national networks to provide consumer and business customers with wireless data and voice communication services in Mexico. Results from the equity method investment in América Móvil S.A. de C.V. (prior to the June 2014 disposal of our investment) are included in this segment.

We discuss capital expenditures for each segment in "Liquidity and Capital Resources".

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireless
Segment Results
	Second Quarter			Six-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change

Segment operating revenues
Service	$15,115	$15,148	(0.2)%	$29,927	$30,535	(2.0)%
Equipment	3,189	2,782	14.6	6,563	5,261	24.7
Total Segment Operating Revenues	18,304	17,930	2.1	36,490	35,796	1.9

Segment operating expenses
Operations and support	11,551	11,568	(0.1)	23,232	22,450	3.5
Depreciation and amortization	2,073	2,035	1.9	4,131	3,966	4.2
Total Segment Operating Expenses	13,624	13,603	0.2	27,363	26,416	3.6
Segment Operating Income	4,680	4,327	8.2	9,127	9,380	(2.7)
Equity in Net Income (Loss) of
Affiliates	-	(29)	-	(4)	(49)	91.8
Segment Income	$4,680	$4,298	8.9%	$9,123	$9,331	(2.2)%

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Wireless segment:

	Second Quarter				Six-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change
(in 000s)
Wireless Subscribers [1]
Postpaid smartphones					57,536	54,629	5.3%
Postpaid feature phones and data-centric devices					19,005	19,703	(3.5)
Postpaid					76,541	74,332	3.0
Prepaid					10,438	10,082	3.5
Reseller					13,506	13,756	(1.8)
Connected devices [2]					23,417	18,464	26.8
Total Wireless Subscribers					123,902	116,634	6.2

Net Additions [3]
Postpaid	410	1,026	(60.0	) %	851	1,651	(48.5)
Prepaid	331	(286)	-		429	(198)	-
Reseller	(95)	(162)	41.4		(361)	(368)	1.9
Connected devices[2]	1,448	56	-		2,393	611	-
Net Subscriber Additions	2,094	634	-		3,312	1,696	95.3

Mobile Share connections					57,813	41,291	40.0
Smartphones under our installment program at end of period					21,106	7,198	-
Smartphones sold under our installment program during period	3,859	3,142	22.8%		7,924	6,010	31.8%

Total Churn[4]	1.31%	1.47%	(16) BP		1.36%	1.43%	(7) BP
Postpaid Churn[4]	1.01%	0.86%	15 BP		1.01%	0.96%	5 BP
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

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and Mobile Share Value (collectively referred to as Mobile Share) and AT&T NextSM (AT&T Next).

At June 30, 2015, we served 123.9 million subscribers, an increase of 6.2% from the prior year. Our subscriber base consists primarily of postpaid accounts and connected devices. Our prepaid services, which include services sold under the Cricket brand, are monthly prepaid services.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

ARPU
Postpaid phone-only ARPU (average revenue per average wireless subscriber) decreased 1.6% compared to the second quarter of 2014 and 5.7% compared to the first six months of 2014 reflecting subscribers' continued adoption of AT&T Next and Mobile Share Value plans. Postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) increased 6.1% and 2.0% compared to the same periods last year, as expected due to the continuing growth of the AT&T Next program. Compared to the first quarter of 2015, postpaid phone-only ARPU increased 2.1% and postpaid phone-only ARPU plus AT&T Next increased 3.3%.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was lower for the second quarter and first six months of 2015. Postpaid churn was higher for both the second quarter and the first six months, compared to the historically low postpaid churn experienced in the second quarter and first six months of 2014. A significant portion of our postpaid subscribers are on plans that historically have experienced lower churn.

Postpaid
Postpaid subscribers increased 0.5% during the second quarter when compared to March 31, 2015 and 3.0% when compared to June 30, 2014. At June 30, 2015, 85% of our postpaid phone subscriber base used smartphones, compared to 80% at June 30, 2014. About 98% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 49.8 million subscribers on these plans as compared to 44.3 million subscribers in the prior year. About half of our Mobile Share accounts have chosen data plans with 10 gigabytes or higher. Device connections on our Mobile Share plans now represent over 75% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

Historically, our postpaid customers have signed two-year service contracts when they purchase subsidized handsets. However, through our Mobile Share plans, we offer postpaid services at lower prices for those customers who either bring their own devices (BYOD) or participate in our AT&T Next program. Approximately 68% of all postpaid smartphone gross adds and upgrades during the second quarter of 2015 chose AT&T Next. While BYOD customers do not generate equipment revenue or incur additional expenses for device subsidy, the service revenue helps improve our margins.

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

Prepaid
In the first quarter of 2015, we updated our definition of prepaid subscribers to exclude session-based tablets, which are now included with connected devices. Prepaid subscribers now consist primarily of phone users. Prepaid subscribers increased 4.0% during the second quarter when compared to March 31, 2015 and 3.5% when compared to June 30, 2014.

Operating Results
Service revenues decreased $33, or 0.2%, in the second quarter and $608, or 2.0%, for the first six months of 2015. The decrease in the second quarter was largely due to customers continuing to shift to no-device-subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans. The decline in service revenue for the first six months was partially offset by increased revenues from Cricket and higher handset insurance revenue.

Equipment revenues increased $407, or 14.6%, in the second quarter and $1,302, or 24.7%, for the first six months of 2015. The increase was primarily related to the increase in devices sold under our AT&T Next program and the increase in sales of higher-priced smartphones, including sales to Cricket customers.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses decreased $17, or 0.1%, in the second quarter and increased $782, or 3.5%, in the first six months of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The second quarter decrease was primarily due to the following:
•
Selling (other than commissions) and administrative expenses decreased $270, primarily due to decreases of $162 in customer service and retention cost and $111 in professional, administrative and legal costs.

•
Commission expenses decreased $234, primarily due to lower average commission rates, including those paid under the AT&T Next program. These decreases are partially offset by an increase in rates associated with Cricket sales.

•	Incollect roaming fees decreased $75 primarily due to rate declines, which were partially offset by increased data volume.

Partially offsetting the decreases in the quarter were the following:
•
Network costs increased $355 due to ongoing network rationalization charges of $364 associated with the acquisition of Leap. These increases were partially offset by lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.

•	Handset insurance cost increased $161 due to an increase in the cost and volume of replacement phones.
•	Equipment costs increased $151, reflecting the sales of more expensive smartphones. Equipment costs also include subscriber integration charges.

The increase for the first six months of 2015 was primarily due to the following:
•	Equipment costs increased $841, reflecting the sales of more expensive smartphones. Equipment costs also include subscriber integration charges.
•
Network costs increased $455 due to ongoing network rationalization charges of $364 associated with the acquisition of Leap and increased lease fees. These increases were partially offset by lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.

•	Handset insurance cost increased $272 due to an increase in the cost and volume of replacement phones.

Partially offsetting the increases for the first six months were the following:
•
Selling (other than commissions) and administrative expenses decreased $345, primarily due to: decreases of $183 in customer service and retention cost; $110 in advertising and promotions; and $93 in professional, administrative and legal costs, partially offset by an increase of $86 in bad debt expense.

•
Commission expenses decreased $287, primarily due to lower average commission rates, including those paid under the AT&T Next program. These decreases are partially offset by an increase in rates associated with Cricket sales and increased upgrade transactions.

•	Incollect roaming fees decreased $60 primarily due to rate declines, which were partially offset by increased data volume.

Depreciation and amortization expenses increased $38, or 1.9%, in the second quarter and $165, or 4.2%, for the first six months of 2015. Depreciation expense increased $57, or 2.9%, in the second quarter and $159, or 4.1%, for the first six months primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets. Amortization expense decreased $19, or 31.1%, in the second quarter and increased $6, or 6.7%, for the first six months primarily due to the amortization of customer lists related to our acquisition of Leap.

Operating income increased $353, or 8.2%, in the second quarter and decreased $253, or 2.7%, for the first six months of 2015. Our Wireless segment operating income margin in the second quarter was 25.6% in 2015 and 24.1% in 2014, and for the first six months was 25.0% in 2015 and 26.2% in 2014.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Wireline
Segment Results
	Second Quarter				Six-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change

Segment operating revenues
Service	$13,981	$14,408	(3.0	) %	$27,916	$28,797	(3.1	) %
Equipment	233	229	1.7		446	441	1.1
Total Segment Operating Revenues	14,214	14,637	(2.9)		28,362	29,238	(3.0)
Segment operating expenses
Operations and support	10,362	10,700	(3.2)		20,625	21,157	(2.5)
Depreciation and amortization	2,488	2,514	(1.0)		4,964	5,198	(4.5)
Total Segment Operating Expenses	12,850	13,214	(2.8)		25,589	26,355	(2.9)
Segment Operating Income	1,364	1,423	(4.1)		2,773	2,883	(3.8)
Equity in Net Income (Loss) of Affiliates	1	-	-		(6)	1	-
Segment Income	$1,365	$1,423	(4.1	) %	$2,767	$2,884	(4.1	) %

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Information

Wireline Broadband, Telephone and Video Connections Summary
Our broadband, switched access lines and other services provided at June 30, 2015 and 2014 are shown below and trends are addressed throughout this segment discussion.

	June 30,	June 30,	Percent
(in 000s)	2015 [1]	2014 [1]	Change
U-verse high speed Internet	12,884	11,497	12.1%
DSL and Other Broadband Connections	3,077	4,951	(37.9)
Total Wireline Broadband Connections[2]	15,961	16,448	(3.0)

Total U-verse Video Connections	5,971	5,851	2.1

Retail Consumer Switched Access Lines	8,142	10,935	(25.5)
U-verse Consumer VoIP Connections	5,170	4,379	18.1
Total Retail Consumer Voice Connections	13,312	15,314	(13.1)

Switched Access Lines
Retail Consumer	8,142	10,935	(25.5)
Retail Business	8,331	9,806	(15.0)
Retail Subtotal	16,473	20,741	(20.6)

Wholesale	1,467	1,586	(7.5)

Total Switched Access Lines[3]	18,116	22,547	(19.7	) %
1 Connections reflect the sale of our Connecticut wireline operation in 2014.
2 Total wireline broadband connections include DSL, U-verse high speed Internet and satellite broadband.
3 Total switched access lines includes access lines provided to national mass markets and private payphone service providers of 176 at June 30, 2015 and 220 at June 30, 2014.

Operating Results
Service revenues decreased $427, or 3.0%, in the second quarter and $881, or 3.1%, for the first six months of 2015. The sale of our Connecticut wireline operations lowered revenues $274 in the second quarter and $549 for the first six months of 2015. The decline was also driven by lower service revenues from business customers and the continued decline in revenues from our legacy services that we no longer actively market.

Business
Service revenues from business customers decreased $439, or 5.2%, in the second quarter and $826, or 4.9%, for the first six months of 2015 and were negatively impacted by the sale of our Connecticut operations in 2014, our exit from low-margin wholesale businesses and foreign exchange rates. The revenue decreases were also due to a $372 and $689 decrease in long-distance and local voice revenues and a $224 and $494 decrease in traditional data revenues, which include circuit-based and packet-switched data services. The decreases were primarily due to lower demand as customers continue to shift to our most advanced IP-based offerings, including VPNs, Ethernet, and U-verse services (strategic business services). Strategic business service revenues grew $310, or 13.0%, in the second quarter and $649, or 13.9%, for the first six months of 2015. In the second quarter and for the first six months, revenue from VPN increased $35 and $97, Ethernet increased $95 and $196, U-verse services increased $62 and $119 and Ethernet access to Managed Internet Services increased $46 and $92.

Consumer
Service revenues from residential customers increased $40, or 0.7%, in the second quarter and decreased $10, or 0.1%, for the first six months of 2015 and reflected the sale of our Connecticut operations in the fourth quarter of 2014. In the second quarter and for the first six months, U-verse revenue from consumers increased $245 and $474 for high-speed Internet access, $235 and $444 for video and $78 and $149 for voice. The changes were also driven by a decrease of $357 and $734 in traditional voice revenues and a decrease of $164 and $344 in DSL revenue as customers continue to shift to our strategic high-speed Internet access offerings or choose competitors' offerings.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Equipment revenues increased $4, or 1.7%, in the second quarter of 2015, and $5, or 1.1%, for the first six months of 2015. Our equipment revenues are mainly attributable to our business customers.

Operations and support expenses decreased $338, or 3.2%, in the second quarter and $532, or 2.5%, for the first six months of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The decreases in expenses in the second quarter and first six months of 2015 reflect the sale of our Connecticut operations in the fourth quarter of 2014. Lower expenses were also due to lower nonemployee expenses of $186 and $289 primarily driven by the substantial completion of Project Velocity IP (VIP) investments in 2014; lower traffic compensation costs of $181 and $304 partially due to our exit from low-margin wholesale businesses; and lower contract services costs of $60 and $120 due to cost reduction initiatives. These decreases were partially offset by increased cost of sales of $90 and $188, related to U-verse related content fees, and higher employer-related expenses driven by an increase in noncash benefit expenses.

Depreciation and amortization expenses decreased $26, or 1.0%, in the second quarter and $234, or 4.5%, for the first six months of 2015. Amortization expense decreased $29, or 38.2%, and $61, or 37.9%, for the first six months of 2015 primarily due to lower amortization of intangibles for the customer lists associated with acquisitions. Depreciation expense increased $3, or 0.1%, in the second quarter and decreased $173, or 3.4%, for the first six months of 2015. The second-quarter increase was primarily due to the increase in ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets. The decrease for the first six months was primarily due to extending the estimated useful life of software and abandonment of certain network assets, both of which occurred in 2014.

Operating income decreased $59, or 4.1%, in the second quarter and $110, or 3.8%, for the first six months of 2015. Our Wireline segment operating income margin in the second quarter was 9.6% in 2015 and 9.7% in 2014, and for the first six months was 9.8% in 2015 and 9.9% in 2014.

International
Segment Results
	Second Quarter			Six-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change
Total Segment Operating Revenues	$491	$-	-%	$727	$-	-%
Segment operating expenses
Operations and support	529	-	-	748	-	-
Depreciation and amortization	125	-	-	169	-	-
Total Segment Operating Expenses	654	-	-	917	-	-
Segment Operating Income (Loss)	(163)	-	-	(190)	-	-
Equity in Net Income of Affiliates	-	99	-	-	153	-
Segment Income (Loss)	$(163)	$99	-%	$(190)	$153	-%

Operating Results
In January 2015, we acquired GSF Telecom, which offers service under both the Iusacell and Unefon brand names in Mexico, and in April 2015, we acquired Nextel Mexico (see Note 7). Our International segment operating income margin was (33.2)% in the second quarter and (26.1)% for the first six months of 2015.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We are a wireless provider in Mexico, with approximately 9 million subscribers at June 30, 2015. Our subscriber base predominantly consists of postpaid and prepaid customers. Operating revenues were $491 in the second quarter and $727 for the first six months of 2015. Operating expenses were $654 in the second quarter and $917 for the first six months of 2015.

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

AT&T Business Solutions
Operating Revenues
	Second Quarter			Six-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change

ABS operating revenues
Wireless	$9,584	$8,739	9.7%	$19,029	$17,771	7.1%
Wireline	8,239	8,672	(5.0)	16,527	17,342	(4.7)
Total ABS Operating Revenues	$17,823	$17,411	2.4%	$35,556	$35,113	1.3%

ABS Operating Revenues
Our ABS operating revenues increased $412, or 2.4%, in the second quarter of 2015 and $443, or 1.3%, for the first six months of 2015. At June 30, 2015, mobile solutions represented almost 54% of total ABS revenues, compared to 50% at June 30, 2014.

Wireless revenues increased $845, or 9.7%, in the second quarter of 2015 and $1,258, or 7.1%, for the first six months of 2015. Growth in ABS postpaid subscribers of 8.6% contributed to total revenue growth in the second quarter of 2015. ABS wireless revenues consist of services provided to businesses as well as revenue from wireless customers who pay lower negotiated rates through their employers. Revenue increases reflect the impact of equipment installment plans, which resulted in equipment revenue growth of 32.6%, and service revenue growth of 5.4% in the second quarter and equipment revenue growth of 38.6%, and service revenue growth of 1.4% for the first six months of 2015.

Wireline revenues decreased $433, or 5.0%, in the second quarter of 2015 and $815, or 4.7%, for the first six months of 2015. Revenues were negatively impacted by the sale of our Connecticut operations in 2014, our exit from low-margin wholesale businesses and foreign exchange rates. The decline in revenues continues to be driven by migrations to alternative technologies, increasing price competition and sustained economic pressure. These declines were partially offset by growth in our strategic business services, including the continued success of our VPN and Cloud services.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

OTHER BUSINESS MATTERS

DIRECTV  On July 24, 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. The acquisition represents an opportunity for us to acquire a unique and complementary set of assets and achieve substantial cost synergies over time, as well as increasing revenue from pay television in Latin America. Our distribution scale will enable us to offer consumers bundles including video, high-speed broadband and mobile services, using all the sales channels of both companies. We believe the combined company will be a content distribution leader across mobile, video and broadband platforms.

Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of our common stock. We issued a final total of 954,518,588 shares to DIRECTV shareholders, giving them an approximate 16% stake in the combined company, based on common shares outstanding. Based on our $34.29 per share closing stock price on July 24, 2015, the closing date of the merger, total consideration paid to DIRECTV shareholders was $47,110, including $32,731 of AT&T stock and $14,379 in cash.

The Federal Communications Commission (FCC) approved the transaction subject to the following conditions:
•
Fiber to the Premises Deployment – Within four years, we will offer our all-fiber Internet access service to at least 12.5 million customer locations such as residences, home offices and very small businesses. Combined with our existing high-speed broadband network, at least 25.7 million customer locations will have access to broadband speeds of 45Mbps or higher by the end of the four-year build. While the addition of medium and large businesses do not count towards the commitments, we will have the opportunity to provide services to those customers as part of this expansion. In addition, we will offer 1 Gbps fiber Internet access service pursuant to applicable E-rate rules to any eligible school or library requesting that service within or contiguous to our all-fiber footprint.

•
Discounted Broadband Services Program – Within our 21-state area, we will offer a discounted fixed broadband service to low-income households that qualify for the government's Supplemental Nutrition Assistance Program. In locations where it is available, service with speeds of at least 10Mbps will be offered for ten dollars per month. Elsewhere, 5Mbps service will be offered for ten dollars per month or, in some locations, 3Mbps service will be offered for five dollars per month.

•
Non-Discriminatory Usage-Based Practices – We are required to refrain from using usage-based allowances or other retail terms and conditions on our fixed broadband Internet access service, as defined in the order, to discriminate in favor of our own online video services. We can and will continue to offer discounts on integrated bundles of our video and fixed broadband services.

•
Internet Interconnection Disclosure Requirements – We will submit to the FCC new interconnection agreements we enter into with peering networks and with "on-net" customers that purchase Managed Internet Service to exchange Internet traffic with other AT&T customers. We will develop, together with an independent expert, a methodology for measuring the performance of our Internet traffic exchange and regularly report these metrics to the FCC.

•
Compliance Program and Reporting – We will appoint a Company Compliance Officer to develop and implement a plan to ensure compliance with these merger conditions. We will engage an independent, third-party compliance officer to evaluate the plan and our implementation. Both AT&T and the independent compliance officer will submit periodic reports to the FCC.

The conditions will remain in effect for four years from July 24, 2015. A condition may be extended once for two years if the FCC makes a formal finding that we have violated the condition in whole or in part.

Litigation Challenging DIRECTV's NFL Sunday Ticket  Three putative class actions were filed in the U.S. District Court for the Central District of California against DIRECTV and the National Football League (NFL) alleging that the NFL and DIRECTV violated federal antitrust law in connection with the NFL Sunday Ticket package. Among other things, the complaints allege that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games due to DIRECTV's exclusive agreement with the NFL to broadcast out-of-market games through the Sunday Ticket package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The complaint in Abrahamian v. National Football League, Inc., et al. was served in June 2015, the complaint in Ninth Inning Inc. v. National Football League, Inc., et al. was served in July 2015 and the complaint in Rookie Sports Café, L.L.C., et al., was served in August 2015. We vigorously dispute these allegations.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Federal Trade Commission Litigation Involving DIRECTV In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers' Confidence Act. The FTC's allegations concern DIRECTV's advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We dispute these allegations and will defend the lawsuit vigorously.

Waste Disposal Inquiry Involving DIRECTV  In August 2012, a government investigation unit organized by the California Attorney General and the District Attorney for Alameda County, California notified DIRECTV that the unit was investigating allegations that DIRECTV had failed to properly manage, store, transport and dispose of Hazardous and Universal Waste in accordance with the California Health & Safety Code. No litigation has been filed. DIRECTV is cooperating with the investigators and is seeking to resolve all claims. At this time, it is possible that we could face civil penalties in excess of one hundred thousand dollars but not in an amount that would be material.

Nextel Mexico Acquisition  In April 2015, we completed our acquisition of the subsidiaries of NII Holdings Inc., operating its wireless business in Mexico, for $1,875, less approximately $427 of net debt and other adjustments. The subsidiaries offer service under the name Nextel Mexico.

Unlimited Data Plan Claims  In October 2014, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern AT&T's Maximum Bit Rate (MBR) program, which temporarily reduces the download speeds of a small portion of our legacy Unlimited Data Plan customers each month. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, Internet browsing, and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal, and we have petitioned the Ninth Circuit Court of Appeals to accept the appeal so that the threshold question of jurisdiction may be fully litigated before the parties incur the expense of discovery.

On June 17, 2015, the FCC issued a Notice of Apparent Liability and Order (NAL) to AT&T Mobility, LLC concerning our MBR policy that applies to Unlimited Data Plan customers. The NAL alleges that we violated the FCC's Open Internet Transparency Rule by using the term "unlimited" in connection with these offering subject to the MBR policy and by failing adequately to disclose the speed reductions that apply once a customer reaches a specified data threshold. The NAL proposes a forfeiture penalty of $100, and further proposes to order us to correct any misleading and inaccurate statements about our unlimited plans, inform customers of the alleged violation, revise our disclosures to address the alleged violation and inform these customers that they may cancel their plans without penalty after reviewing the revised disclosures. On July 17, 2015, we filed our response to the NAL. We believe that the NAL is unlawful and should be withdrawn, because we have fully complied with the Open Internet Transparency Rule and the FCC has no authority to impose the proposed remedies. The matter is currently pending before the FCC.

Labor Contracts  New three-year agreements covering approximately 17,000 traditional wireline employees, which expired in April, have been ratified. The contract covering approximately 24,000 traditional wireline employees in our nine-state Southeast region will expire in August. Upon contract expiration, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview  AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

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

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the "AWS-3 Auction"), and also authorized the FCC to conduct an "incentive auction," to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction"). We participated in the AWS-3 Auction, which began in October 2014 and closed in January 2015. The FCC announced that the 600 MHz Auction has been postponed until 2016.

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

AT&T INC.
JUNE 30, 2015

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

Net Neutrality  In February 2015, the FCC released an order in response to the D.C. Circuit's January 2014 decision adopting new rules, and reclassifying both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under the Act. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband Internet access services. The FCC also asserted jurisdiction over Internet interconnection arrangements, which until now have been unregulated. These actions could have an adverse impact on our fixed and mobile broadband services and operating results. AT&T and several other parties, including US Telecom and CTIA trade groups, have appealed the FCC's order. On May 1, 2015, AT&T and several other parties filed a request for a stay of the order with the FCC; while our request was denied, the Court granted our request for an expedited hearing schedule with all written arguments to conclude in September. On July 30, petitioners filed their opening brief on the merits challenging the FCC's new rules.

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
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $20,956 in cash and cash equivalents available at June 30, 2015. Cash and cash equivalents included cash of $2,351 and money market funds and other cash equivalents of $18,605. Cash and cash equivalents increased $12,353 since December 31, 2014. In the first six months of 2015, cash inflows were primarily provided by long-term debt issuances and cash receipts from operations, including cash from our sale and transfer of certain equipment installment receivables to third parties. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, the acquisition of wireless spectrum, GSF Telecom and Nextel Mexico, funding capital expenditures, dividends to stockholders, debt repayments and collateral posting (see Note 6). We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2015, cash provided by operating activities was $15,898, compared to $16,869 for the first six months of 2014. Lower operating cash flows in 2015 were primarily due to the timing of working capital payments, as well as a required annual contribution to the pension trust. Proceeds from the sale of equipment installment receivables and a net cash refund of income taxes in 2015 partially offset the decline in operating cash flows.

Cash Used in or Provided by Investing Activities
For the first six months of 2015, cash used in investing activities totaled $27,660 and consisted primarily of:
•	$17,700 for acquisitions of spectrum licenses, most notably the remaining payment for AWS spectrum licenses from the FCC in the AWS-3 Auction.
•	$8,328 for capital expenditures, excluding interest during construction.
•	$3,254 for the acquisition of GSF Telecom, Nextel Mexico and other operations.

During the first six months, we also received $1,890 upon the maturity of certain short-term investments.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our U-verse services and support systems for our communications services. Capital expenditures, excluding interest during construction, decreased $3,321 in the first six months. Our Wireless segment represented 44% of our total spending and decreased 43% in the first six months. Wireless expenditures were primarily used for the ongoing support of our LTE services. The Wireline segment, which includes U-verse services, represented 55% of the total capital expenditures and decreased 12% in the first six months. Our declines in Wireless and Wireline segment capital expenditures reflected our completion of various Project VIP initiatives in 2014. Capital expenditures for our new International segment include spending for GSF Telecom and Nextel Mexico after the acquisition dates.

We continue to expect our 2015 capital expenditures to be in the $18,000 range, excluding expenditures for DIRECTV. The amount of capital investment is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring merger commitments are met. We expect to support our business and spectrum acquisitions with a combination of debt issuances, cash from operations, and asset sales.

On July 24, 2015, we completed the acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of our common stock. We issued a final total of 954,518,588 shares to DIRECTV shareholders, giving them an approximate 16% stake in the combined company, based on common shares outstanding. Based on our $34.29 per share closing stock price on July 24, 2015, the closing date of the merger, total consideration paid to DIRECTV shareholders was $47,110, including $32,731 of AT&T stock and $14,379 in cash. DIRECTV had approximately $15,891 in net debt at acquisition.

AT&T INC.
JUNE 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cash Provided by or Used in Financing Activities
For the first six months of 2015, cash provided by financing activities totaled $24,115 and included net proceeds of $33,958 from the following long-term debt issuances:
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
•
May 2015 issuance of $3,000 of 2.450% global notes due 2020; $2,750 of 3.000% global notes due 2022; $5,000 of 3.400% global notes due 2025; $2,500 of 4.500% global notes due 2035; $3,500 of 4.750% global notes due 2046; and $750 floating rate global notes due 2020. The floating rate for the note is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 93 basis points.

During the first six months of 2015, we redeemed $2,919 of debt, primarily consisting of the following:
•	Redemption of $894 of various senior notes in connection with the January 2015 GSF Telecom acquisition and April 2015 Nextel Mexico acquisition.
•	April 2015 redemption of €1,250 (approximately $1,975 at maturity) of AT&T 6.125% notes due 2015.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 3.8% as of June 30, 2015, and 4.2% as of December 31, 2014. We had $113,167 of total notes and debentures outstanding at June 30, 2015, which included Euro, British pound sterling, Swiss Franc and Canadian dollar denominated debt of approximately $24,889.

As of June 30, 2015, we had approximately 415 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. With the completion of the DIRECTV acquisition, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

We paid dividends of $4,873 during the first six months of 2015, compared with $4,784 for the first six months of 2014, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in December 2014, partially offset by the impact of the decline in shares outstanding due to repurchases in 2014. Dividends declared by our Board of Directors totaled $0.47 per share in the second quarter and $0.94 per share for the first six months of 2015 and $0.46 per share in the second quarter and $0.92 per share for the first six months of 2014. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2015, we had $8,603 of debt maturing within one year, $8,545 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

Credit Facilities
We have a $5,000 revolving credit agreement with a syndicate of banks that expires in December 2018 (the "December 2018 Facility") and a $3,000 revolving credit agreement with a syndicate of banks that expires in December 2017 (the "December 2017 Facility"). There were no advances outstanding under the December 2018 Facility or the December 2017 Facility at June 30, 2015.

AT&T INC.
JUNE 30, 2015

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

At June 30, 2015, we had advances outstanding of $9,155 under the Syndicated Credit Agreement and were in compliance with all covenants. At June 30, 2015, we had advances outstanding of $2,000 under the 18-Month Credit Agreement and were in compliance with all covenants. Additional details regarding the Syndicated Credit Agreement and 18-Month Credit Agreement are available in our Annual Report on Form 10-K for the year ended December 31, 2014.

During the first six months of 2015, we posted $1,217 of additional cash collateral, on a net basis, to banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2015, our debt ratio, which includes the debt raised in anticipation of our recently closed DIRECTV acquisition, was 56.5%, compared to 52.5% at March 31, 2015, and 48.6% at December 31, 2014. Our net debt ratio was 46.1% at June 30, 2015, compared to 50.1% at March 31, 2015. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances.

During 2015, we received $2,655 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities during the remainder of 2015.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,896 as of June 30, 2015, and $9,021 as of December 31, 2014, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $280 to the trust during the first six months of 2015. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016. The 2014 contribution of $175 was made to the trust during the second quarter of 2015.

AT&T INC.
JUNE 30, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2015, we had interest rate swaps with a notional value of $8,050 and a fair value of $170.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $27,375 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(1,288) at June 30, 2015.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of June 30, 2015.

AT&T INC.
JUNE 30, 2015

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, pending Notices of Apparent Liability, the transition from legacy technologies to IP-based infrastructure, universal service, broadband deployment, E911 services, competition policy, net neutrality, including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, and wireless license awards and renewals.

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

•
The continued development and delivery of attractive and profitable video offerings through satellite and U-verse; the extent to which regulatory and build-out requirements apply to our offerings; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

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
•
The impact on our networks, including satellites operated by DIRECTV, and business from major equipment failures; security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced, and in the case of satellites launched, in a timely and cost-effective manner from suppliers; or severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

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

•	Our ability to integrate our acquisition of DIRECTV.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•	Our increased exposure to video competition and foreign economies due to our recent acquisitions of DIRECTV and Mexican wireless properties, including foreign exchange fluctuations.
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
JUNE 30, 2015

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

Our ability to successfully integrate our July 2015 acquisition of DIRECTV, including the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition and potential adverse effects on our share price and dividend amount due to the issuance of additional shares; the addition of DIRECTV's existing debt to our balance sheet; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third party relationships and revenues.

We completed our acquisition of DIRECTV in July 2015. We believe that the acquisition will give us the scale, resources and ability to deploy video services to more customers than otherwise possible and to provide an integrated bundle of broadband, video and wireless services enabling us to compete more effectively against cable operators as well as other technology, media and communications companies. In addition, we believe the acquisition will result in cost savings, especially in the area of video content costs, and other potential synergies, enabling us to expand and enhance our broadband deployment and provide more video options across multiple fixed and mobile devices. We must comply with various regulatory conditions and integrate a large number of video network and other operational systems and administrative systems. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. This acquisition has increased the amount of debt on our balance sheet (both from DIRECTV's debt and the indebtedness needed to pay a portion of the purchase price) leading to additional interest expense and, due to additional shares being issued, will result in additional cash being required for any dividends declared. Both of these factors could put pressure on our financial flexibility to continue capital investments, develop new services and declare future dividends. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.
JUNE 30, 2015

PART II – OTHER INFORMATION - Continued
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2015 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2015 - April 30, 2015	279	$-	-	414,550,000
May 1, 2015 - May 31, 2015	5,985	-	-	414,550,000
June 1, 2015 - June 30, 2015	340,873	-	-	414,550,000
Total	347,137	$-	-
 1 In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.

The authorizations have no expiration date.
2 Of the shares repurchased, 8,396 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
JUNE 30, 2015

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10	DIRECTV Deferred Compensation Plan for Non-Employee Directors
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2015	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer