Form 10-Q
period 2015-10-28
AT&T INC.
filed 2015-11-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At October 31, 2015, there were 6,152 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		As Adjusted		As Adjusted
Operating Revenues
Service	$35,625	$29,790	$94,128	$89,122
Equipment	3,466	3,167	10,554	8,886
Total operating revenues	39,091	32,957	104,682	98,008

Operating Expenses
Cost of services and sales
Equipment	4,501	4,432	13,400	12,503
Broadcast, programming and operations	4,081	1,038	6,351	3,019
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,214	8,866	27,604	26,167
Selling, general and administrative	9,107	8,475	24,535	24,932
Depreciation and amortization	6,265	4,539	15,539	13,706
Total operating expenses	33,168	27,350	87,429	80,327
Operating Income	5,923	5,607	17,253	17,681
Other Income (Expense)
Interest expense	(1,146)	(1,016)	(2,977)	(2,757)
Equity in net income (loss) of affiliates	15	(2)	48	188
Other (expense) income – net	(57)	42	61	1,456
Total other income (expense)	(1,188)	(976)	(2,868)	(1,113)
Income Before Income Taxes	4,735	4,631	14,385	16,568
Income tax expense	1,657	1,444	4,784	5,914
Net Income	3,078	3,187	9,601	10,654
Less: Net Income Attributable to Noncontrolling Interest	(84)	(57)	(262)	(213)
Net Income Attributable to AT&T	$2,994	$3,130	$9,339	$10,441
Basic Earnings Per Share Attributable to AT&T	$0.50	$0.60	$1.71	$2.00
Diluted Earnings Per Share Attributable to AT&T	$0.50	$0.60	$1.71	$2.00
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	5,924	5,198	5,447	5,208
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	5,943	5,214	5,463	5,224
Dividends Declared Per Common Share	$0.47	$0.46	$1.41	$1.38
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
		As Adjusted		As Adjusted
Net income	$3,078	$3,187	$9,601	$10,654
Other comprehensive income (loss), net of tax:
Foreign Currency:
Translation adjustment (includes $(20), $(1), $(20) and $0 attributable to noncontrolling interest), net of taxes of $(535), $(22), $(638) and $(17)	(1,039)	(35)	(1,224)	(29)
Reclassification adjustment included in net income, net of taxes of $0, $0, $0 and $224	-	-	-	416
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $(49), $(15), $(30) and $19	(85)	(29)	(51)	30
Reclassification adjustment included in net income, net of taxes of $2, $(1), $(3) and $(9)	3	(1)	(6)	(15)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(237), $201, $(479) and $148	(441)	370	(890)	272
Reclassification adjustment included in net income, net of taxes of $6, $3, $15 and $14	11	8	28	29
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131), $(146), $(393) and $(435)	(215)	(239)	(644)	(718)
Reclassification adjustment included in net income, net of taxes $0, $0, $0 and $33	-	-	-	61
Other comprehensive income (loss)	(1,766)	74	(2,787)	46
Total comprehensive income	1,312	3,261	6,814	10,700
Less: Total comprehensive income attributable to noncontrolling interest	(64)	(56)	(242)	(213)
Total Comprehensive Income Attributable to AT&T	$1,248	$3,205	$6,572	$10,487
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2015	2014
Assets	(Unaudited)	As Adjusted
Current Assets
Cash and cash equivalents	$6,202	$8,603
Accounts receivable - net of allowances for doubtful accounts of $656 and $454	16,329	14,527
Prepaid expenses	1,166	831
Other current assets	11,254	9,802
Total current assets	34,951	33,763
Property, plant and equipment	302,194	282,295
Less: accumulated depreciation and amortization	(179,358)	(169,397)
Property, Plant and Equipment – Net	122,836	112,898
Goodwill	105,966	69,692
Licenses	93,063	60,824
Customer Lists and Relationships - Net	19,608	812
Other Intangible Assets – Net	8,236	5,327
Investments in Equity Affiliates	1,744	250
Other Assets	13,585	13,659
Total Assets	$399,989	$297,225

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$7,535	$6,056
Accounts payable and accrued liabilities	28,280	23,592
Advanced billing and customer deposits	4,640	4,105
Accrued taxes	4,591	1,136
Dividends payable	2,892	2,438
Total current liabilities	47,938	37,327
Long-Term Debt	119,395	76,011
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	53,044	38,549
Postemployment benefit obligation	36,396	37,079
Other noncurrent liabilities	20,427	17,989
Total deferred credits and other noncurrent liabilities	109,867	93,617

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2015 and
December 31, 2014: issued 6,495,231,088 at September 30, 2015 and December 31, 2014)	6,495	6,495
Additional paid-in capital	89,717	91,108
Retained earnings	32,627	31,081
Treasury stock (342,990,428 at September 30, 2015 and 1,308,318,131
at December 31, 2014, at cost)	(12,309)	(47,029)
Accumulated other comprehensive income	5,294	8,061
Noncontrolling interest	965	554
Total stockholders' equity	122,789	90,270
Total Liabilities and Stockholders' Equity	$399,989	$297,225
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2015	2014
Operating Activities		As Adjusted
Net income	$9,601	$10,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,539	13,706
Undistributed earnings from investments in equity affiliates	(36)	(45)
Provision for uncollectible accounts	895	692
Deferred income tax expense	1,539	1,450
Net gain from sale of investments, net of impairments	(46)	(1,374)
Changes in operating assets and liabilities:
Accounts receivable	453	(1,269)
Other current assets	350	(840)
Accounts payable and accrued liabilities	1,279	4,790
Retirement benefit funding	(595)	(420)
Other - net	(2,284)	(1,751)
Total adjustments	17,094	14,939
Net Cash Provided by Operating Activities	26,695	25,593

Investing Activities
Construction and capital expenditures:
Capital expenditures	(13,356)	(16,829)
Interest during construction	(566)	(178)
Acquisitions, net of cash acquired	(30,694)	(2,053)
Dispositions	79	6,074
Sales (purchases) of securities, net	1,490	(1,996)
Return of advances to and investments in equity affiliates	-	3
Other	-	(1)
Net Cash Used in Investing Activities	(43,047)	(14,980)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(1)	(16)
Issuance of long-term debt	33,967	8,564
Repayment of long-term debt	(9,962)	(10,376)
Purchase of treasury stock	-	(1,617)
Issuance of treasury stock (excluding acquisition of DIRECTV)	133	34
Dividends paid	(7,311)	(7,170)
Other	(2,875)	(913)
Net Cash Provided by (Used in) Financing Activities	13,951	(11,494)
Net decrease in cash and cash equivalents	(2,401)	(881)
Cash and cash equivalents beginning of year	8,603	3,339
Cash and Cash Equivalents End of Period	$6,202	$2,458
Cash paid during the nine months ended September 30 for:
Interest	$3,462	$3,351
Income taxes, net of refunds	$873	$1,337
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2015
	Shares	Amount
		As Adjusted
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$91,108
Issuance of treasury stock		(1,593)
Share-based payments		202
Balance at end of period		$89,717

Retained Earnings
Balance at beginning of year		$31,081
Net income attributable to AT&T ($1.71 per diluted share)		9,339
Dividends to stockholders ($1.41 per share)		(7,793)
Balance at end of period		$32,627

Treasury Stock
Balance at beginning of year	(1,308)	$(47,029)
Repurchase of common stock	(1)	(10)
Issuance of treasury stock	967	34,730
Balance at end of period	(342)	$(12,309)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$8,061
Other comprehensive loss attributable to AT&T		(2,767)
Balance at end of period		$5,294

Noncontrolling Interest
Balance at beginning of year		$554
Net income attributable to noncontrolling interest		262
Distributions		(214)
Acquisition of noncontrolling interests		383
Translation adjustments attributable to noncontrolling interest, net of taxes		(20)
Balance at end of period		$965

Total Stockholders' Equity at beginning of year		$90,270
Total Stockholders' Equity at end of period		$122,789
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as "AT&T," "we" or the "Company." These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates, including the results of DIRECTV for the 68-day period ended September 30, 2015. Our subsidiaries and affiliates operate in the communications and digital entertainment services industry, providing services and equipment that deliver voice, video and broadband services domestically and internationally.

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one month of our period end. We also recorded our proportionate share of our equity method investees' other comprehensive income (OCI) items, including actuarial gains and losses on pension and other postretirement benefit obligations and cumulative translation adjustments.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been reclassified to conform to the current period's presentation, including our presentation of "Equipment" and "Broadcast, programming and operations" expenses separately from other cost of services in the consolidated statements of income.

Due to recent organizational changes and our July 24, 2015 acquisition of DIRECTV, effective for the quarter ended September 30, 2015, we are revising our operating segments to align with the new management structure and organizational responsibilities. We have revised our prior-period presentation to conform to our current reporting. (See Note 4)

Customer Fulfillment Costs  In August 2015, with our acquisition of DIRECTV, we announced a change in accounting for customer set-up and installation costs. Historically we have followed an accounting policy of deferring customer set-up and installation costs only to the extent of deferred revenues recorded for upfront fees (e.g., activation charges), and to expense any costs that exceed deferred revenues. After discussing this change with the Securities and Exchange Commission, we changed our accounting to a preferable method of capitalizing these costs and amortizing them over the expected economic life of the customer relationship of approximately four years, subject to an assessment of the recoverability of such costs. This change in accounting principle impacts video, broadband Internet and wireline voice services and is considered preferable in that it provides an accurate reflection of assets (i.e., the contractual customer relationship obtained through the set-up and installation) generated by those specific business activities. Our new accounting method is more comparable with the accounting method used in the cable entertainment industry. With our acquisition of DIRECTV, changing to this accounting method will enhance comparability to other companies in the industry. This change in accounting does not have an impact on our wireless results, due to the absence of these types of expenses in those business activities.

The cumulative effect of the change on Retained Earnings as of January 1, 2014, was an increase of approximately $3,128 on our consolidated balance sheets. This change did not have an impact on cash provided by or used in operations for any period presented.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following tables present our results under our historical method and as adjusted to reflect the accounting change:

	Historical Accounting Method	As Adjusted	Effect of Change
For the three months ended September 30, 2015
Other cost of services	$9,290	$9,214	$(76)
Income tax expense	1,628	1,657	29
Net Income	3,031	3,078	47
Net Income Attributable to AT&T	2,947	2,994	47

Basic Earnings per Share Attributable to AT&T	$0.50	$0.50	$-
Diluted Earnings per Share Attributable to AT&T	0.50	0.50	-

At September 30, 2015 or for the nine months ended
Other cost of services	$27,842	$27,604	$(238)
Income tax expense	4,694	4,784	90
Net Income	9,453	9,601	148
Net Income Attributable to AT&T	9,191	9,339	148

Basic Earnings per Share Attributable to AT&T	$1.68	$1.71	$0.03
Diluted Earnings per Share Attributable to AT&T	1.68	1.71	0.03

Other current assets	$9,579	$11,254	$1,675
Other Assets	10,671	13,585	2,914
Deferred income taxes	51,949	53,044	1,095
Retained earnings	29,133	32,627	3,494

	Historical Accounting Method	As Adjusted	Effect of Change
For the three months ended September 30, 2014
Other cost of services	$9,071	$8,866	$(205)
Income tax expense	1,367	1,444	77
Net Income	3,059	3,187	128
Net Income Attributable to AT&T	3,002	3,130	128

Basic Earnings per Share Attributable to AT&T	$0.58	$0.60	$0.02
Diluted Earnings per Share Attributable to AT&T	0.58	0.60	0.02

For the nine months ended September 30, 2014
Other cost of services	$26,552	$26,167	$(385)
Income tax expense	5,769	5,914	145
Net Income	10,414	10,654	240
Net Income Attributable to AT&T	10,201	10,441	240

Basic Earnings per Share Attributable to AT&T	$1.96	$2.00	$0.04
Diluted Earnings per Share Attributable to AT&T	1.95	2.00	0.05

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	Historical Accounting Method	As Adjusted	Effect of Change
At December 31, 2014
Other current assets	$8,067	$9,802	$1,735
Other Assets	10,998	13,659	2,661
Accrued taxes	1,091	1,136	45
Deferred income taxes	37,544	38,549	1,005
Retained earnings	27,736	31,081	3,345

New Accounting Standards

Revenue Recognition  In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. While we continue to evaluate the impact of the new standard on revenue and costs of acquisition as well as available adoption methods, the requirement to defer costs is not expected to have a significant impact on our operating results as a result of our policy change on fulfillment costs.

Long-Term Debt and Debt Issuance Costs  In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which will result in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of our reportable "Long-Term Debt" balance on our consolidated balance sheets. Since ASU 2015-03 does not address deferred issuance costs for line-of-credit arrangements, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest:  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15), in August 2015. ASU 2015-15 allows a company to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. ASU 2015-03 becomes effective January 1, 2016, subject to early adoption, and will require full retrospective application. We do not expect these new standards to have a material impact on our consolidated balance sheets.

Business Combinations  In September 2015, the FASB issued ASU No 2015-16, "Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16), which will result in the ability to recognize, in current-period earnings, any changes in provisional amounts during the measurement period after the closing of an acquisition, instead of retroactively accounting for these changes. ASU 2015-16 becomes effective January 1, 2016, subject to early adoption, and will require prospective application to adjustments to provisional amounts that occur after the effective date of ASU 2015-16. We are evaluating the impact of the new standard on our operating results.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerators
Numerator for basic earnings per share:
Net Income	$3,078	$3,187	$9,601	$10,654
Less: Net income attributable to noncontrolling interest	(84)	(57)	(262)	(213)
Net Income attributable to AT&T	2,994	3,130	9,339	10,441
Dilutive potential common shares:
Share-based payment	3	2	9	9
Numerator for diluted earnings per share	$2,997	$3,132	$9,348	$10,450
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	5,924	5,198	5,447	5,208
Dilutive potential common shares:
Share-based payment (in shares)	19	16	16	16
Denominator for diluted earnings per share	5,943	5,214	5,463	5,224
Basic earnings per share attributable to AT&T	$0.50	$0.60	$1.71	$2.00
Diluted earnings per share attributable to AT&T	$0.50	$0.60	$1.71	$2.00

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

At September 30, 2015 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$499		$741		$6,847		$8,061
Other comprehensive income (loss) before reclassifications	(1,204)		(51)		(890)		-		(2,145)
Amounts reclassified from accumulated OCI	-	[1]	(6)	[2]	28	[3]	(644)	[4]	(622)
Net other comprehensive income (loss)	(1,204)		(57)		(862)		(644)		(2,767)
Balance as of September 30, 2015	$(1,230)		$442		$(121)		$6,203		$5,294

At September 30, 2014 and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$(367)		$450		$445		$7,352		$7,880
Other comprehensive income (loss) before reclassifications	(29)		30		272		-		273
Amounts reclassified from accumulated OCI	416	[1]	(15)	[2]	29	[3]	(657)	[4]	(227)
Net other comprehensive income (loss)	387		15		301		(657)		46
Balance as of September 30, 2014	$20		$465		$746		$6,695		$7,926
[1] Translation (gain) loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
[2] (Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[3] (Gains) losses are included in Interest expense in the consolidated statements of income. See Note 6 for additional information.
[4] The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Other cost of services and Selling, general and administrative in the consolidated statements of income (see Note 5). Actuarial loss reclassifications related to our equity method investees are included in Other income (expense) - net in the consolidated statements of income.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. Due to recent organizational changes and our July 24, 2015 acquisition of DIRECTV, effective for the quarter ended September 30, 2015, we are revising our operating segments to align with our new management structure and organizational responsibilities. We analyze our operating segments based on segment contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income of affiliates for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment and Internet Services, (3) Consumer Mobility and (4) International. We have revised our prior-period presentation to conform to our current reporting.

We also evaluate segment performance based on segment operating income before depreciation and amortization, which we refer to as EBITDA and/or EBITDA margin. For AT&T, EBITDA is defined as operating income before depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate segment operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses.

The Business Solutions segment provides both wireless and wireline services to business customers and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN), Ethernet-related products and broadband (strategic business services) as well as traditional data and voice products. Services in this segment utilize our wireless and wired network and are marketed to provide a complete communications solution to our business customers.

The Entertainment and Internet Services segment provides video, Internet and voice communication services to residential customers located in the U.S. or in U.S. territories. Services utilize our copper and IP-based wired network and/or our satellite technology to provide video, high speed Internet and voice services.

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale subscribers located in the U.S. or in U.S. territories. Services utilize our U.S. wireless network to provide voice and data services, including high-speed Internet, video entertainment and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided primarily to residential customers using satellite technology. Wireless services utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries transact in their local currency and operating results are converted to U.S. dollars using official exchange rates. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is the Sistema Marginal de Divisas (SIMADI), which was 199.65 and 199.42 Venezuelan bolivars per U.S. dollar at July 24, 2015 and September 30, 2015, respectively. Our International segment is subject to foreign currency fluctuations.

In reconciling items to consolidated operating income, Corporate and Other includes: (1) operations that are not considered reportable segments and that are no longer integral to our operations or which we no longer actively market, and (2) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Certain operating items are not allocated to our business segments:
•
Acquisition-related items include (1) operations and support items associated with the merger and integration of newly acquired businesses, and (2) the noncash amortization of intangible assets acquired in acquisitions.

•
Certain significant items include (1) noncash actuarial gains and losses from pension and other postretirement benefits, (2) employee separation charges associated with voluntary and/or strategic offers, (3) abandonment or impairments of assets and (4) other items for which the segments are not being evaluated.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are also not included in each segment's reportable results.

Our operating assets are shared by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented. Depreciation is allocated based on network usage or asset utilization by segment.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,692	$10,921	$6,771	$2,474	$4,297	$-	$4,297
Entertainment and Internet Services	10,858	8,450	2,408	1,389	1,019	2	1,021
Consumer Mobility	8,784	5,065	3,719	976	2,743	-	2,743
International	1,526	1,384	142	225	(83)	(4)	(87)
Segment Total	38,860	25,820	13,040	5,064	7,976	(2)	7,974
Corporate and Other	316	315	1	3	(2)
Acquisition-related items	(85)	611	(696)	1,198	(1,894)
Certain significant items	-	157	(157)	-	(157)
AT&T Inc.	$39,091	$26,903	$12,188	$6,265	$5,923

For the nine months ended September 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$52,913	$32,966	$19,947	$7,276	$12,671	$-	$12,671
Entertainment and Internet Services	22,300	18,222	4,078	3,519	559	(16)	543
Consumer Mobility	26,317	15,808	10,509	2,912	7,597	-	7,597
International	2,253	2,131	122	346	(224)	(4)	(228)
Segment Total	103,783	69,127	34,656	14,053	20,603	(20)	20,583
Corporate and Other	984	785	199	47	152
Acquisition-related items	(85)	1,604	(1,689)	1,439	(3,128)
Certain significant items	-	374	(374)	-	(374)
AT&T Inc.	$104,682	$71,890	$32,792	$15,539	$17,253

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2014
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,487	$11,295	$6,192	$2,331	$3,861	$-	$3,861
Entertainment and Internet Services	5,553	4,781	772	1,109	(337)	-	(337)
Consumer Mobility	9,208	5,731	3,477	950	2,527	(1)	2,526
International	-	-	-	-	-	-	-
Segment Total	32,248	21,807	10,441	4,390	6,051	(1)	6,050
Corporate and Other	709	791	(82)	24	(106)
Acquisition-related items	-	213	(213)	125	(338)
Certain significant items	-	-	-	-	-
AT&T Inc.	$32,957	$22,811	$10,146	$4,539	$5,607

For the nine months ended September 30, 2014
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$51,877	$32,836	$19,041	$7,009	$12,032	$-	$12,032
Entertainment and Internet Services	16,640	14,182	2,458	3,396	(938)	-	(938)
Consumer Mobility	27,247	17,173	10,074	2,846	7,228	(1)	7,227
International	-	-	-	-	-	153	153
Segment Total	95,764	64,191	31,573	13,251	18,322	152	18,474
Corporate and Other	2,244	2,027	217	77	140
Acquisition-related items	-	403	(403)	378	(781)
Certain significant items	-	-	-	-	-
AT&T Inc.	$98,008	$66,621	$31,387	$13,706	$17,681

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts
The following table is a reconciliation of operating income (loss) to "Income Before Income Taxes" reported on our consolidated statements of income.

	Third Quarter		Nine-Month Period
	2015	2014	2015	2014
Business Solutions	$4,297	$3,861	$12,671	$12,032
Entertainment and Internet Services	1,021	(337)	543	(938)
Consumer Mobility	2,743	2,526	7,597	7,227
International	(87)	-	(228)	153
Segment Contribution	7,974	6,050	20,583	18,474
Reconciling Items:
Corporate and Other	(2)	(106)	152	140
Merger and integration charges	(696)	(213)	(1,689)	(403)
Amortization of intangibles acquired	(1,198)	(125)	(1,439)	(378)
Employee separation charges	(122)	-	(339)	-
Other (expenses) credits	(35)	-	(35)	-
Less: segment equity in net (income) loss of affiliates	2	1	20	(152)
AT&T Operating Income	5,923	5,607	17,253	17,681
Interest Expense	1,146	1,016	2,977	2,757
Equity in net income (loss) of affiliates	15	(2)	48	188
Other income (expense) - Net	(57)	42	61	1,456
Income Before Income Taxes	$4,735	$4,631	$14,385	$16,568

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

In December 2014, we offered an opportunity for certain management employees who were retirement eligible as of March 31, 2015 to elect an enhanced, full lump sum payment option of their accrued pension if they retired on or before March 31, 2015. The lump sum value totaled approximately $1,200 which was distributed in 2015. We recorded special termination benefits of approximately $150 as a result of this offer.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,838 at September 30, 2015. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts and accounted for as contributions. We distributed $420 to the trust during the nine months ended September 30, 2015. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We also agreed to make a cash contribution to the trust of $175 no later than the due date of our federal income tax return for 2014. This contribution was made in June 2015.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts
    We acquired DIRECTV on July 24, 2015. DIRECTV sponsors a noncontributory defined benefit pension plan, which provides benefits to most employees based on either years of service and final average salary, or eligible compensation while employed by DIRECTV. DIRECTV also maintains (1) a postretirement benefit plan for those retirees eligible to participate in health care and life insurance benefits generally until they reach age 65 and (2) an unfunded nonqualified pension plan for certain eligible employees. We have recorded the fair value of the DIRECTV plans using assumptions and accounting policies consistent with those disclosed by AT&T. Upon acquisition, the excess of projected benefit obligation over the plan assets was recognized as a liability and previously existing deferred actuarial gains and losses and unrecognized service costs or benefits were eliminated.
We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. The following table details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income; expense credits are denoted with parentheses. A portion of these expenses is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Pension cost:
Service cost – benefits earned during the period	$305	$282	$904	$846
Interest cost on projected benefit obligation	477	661	1,424	1,984
Expected return on assets	(832)	(849)	(2,484)	(2,549)
Amortization of prior service credit	(25)	(24)	(77)	(71)
Net pension (credit) cost	$(75)	$70	$(233)	$210

Postretirement cost:
Service cost – benefits earned during the period	$55	$59	$166	$175
Interest cost on accumulated postretirement benefit obligation	242	365	725	1,094
Expected return on assets	(105)	(165)	(315)	(491)
Amortization of prior service credit	(320)	(362)	(959)	(1,086)
Net postretirement (credit) cost	$(128)	$(103)	$(383)	$(308)

Combined net pension and postretirement (credit) cost	$(203)	$(33)	$(616)	$(98)

Our combined net pension and postretirement cost decreased $170 in the third quarter and $518 for the first nine months of 2015. Our combined net pension and postretirement cost decreased $223 in the third quarter and $669 for the first nine months due to the change in the method used to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. While this change, which was made in the fourth quarter of 2014, provides a more precise measurement of interim service and interest costs, it will not affect the measurement of our total benefit obligations as of December 31 or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial gain or loss reported. The decrease in cost resulting from this change was partially offset by lower amortization of prior service credits as previous postretirement plan changes have become fully amortized, our lower expected long-term rate of return on our postretirement plan assets and updated assumed mortality rates.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental retirement pension benefits cost, which is not included in the table above, was $22 in the third quarter of 2015, of which $20 was interest cost, and $63 for the first nine months, of which $57 was interest cost. In 2014, net supplemental retirement pension benefits cost was $29 in the third quarter, of which $27 was interest cost, and $87 for the first nine months, of which $82 was interest cost.

AT&T INC.
SEPTEMBER 30, 2015

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures	$126,042	$129,524	$81,632	$90,367
Bank borrowings	4	4	5	5
Investment securities	2,644	2,644	2,735	2,735

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2015 and December 31, 2014:
	September 30, 2015
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,094	$-	$-	$1,094
International equities	561	-	-	561
Fixed income bonds	-	737	-	737
Asset Derivatives[1]
Interest rate swaps	-	217	-	217
Cross-currency swaps	-	796	-	796
Liability Derivatives[1]
Cross-currency swaps	-	(3,202)	-	(3,202)
Foreign exchange contracts	-	(1)	-	(1)

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,160	$-	$-	$1,160
International equities	553	-	-	553
Fixed income bonds	-	836	-	836
Asset Derivatives[1]
Interest rate swaps	-	157	-	157
Cross-currency swaps	-	1,243	-	1,243
Interest rate locks	-	5	-	5
Liability Derivatives[1]
Cross-currency swaps	-	(1,506)	-	(1,506)
Interest rate locks	-	(133)	-	(133)
 [1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $93 have maturities of less than one year, $379 within one to three years, $52 within three to five years, and $213 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments are recorded in "Other current assets" and our investment securities are recorded in "Other assets" on the consolidated balance sheets.

AT&T INC.
SEPTEMBER 30, 2015

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2015 and September 30, 2014, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro, British pound sterling, Canadian dollar and Swiss Franc denominated debt. These agreements include initial and final exchanges of principal from fixed foreign denominations to fixed U.S. denominated amounts, to be exchanged at a specified rate, usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign-denominated rate to a fixed U.S. denominated interest rate.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities, both for the period they are outstanding. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2015 and September 30, 2014, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. Over the next 12 months, we expect to reclassify $59 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Some of these instruments are designated as cash flow hedges while others remain nondesignated. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the nine months ended September 30, 2015 and September 30, 2014, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2015, we had posted collateral of $1,807 (a deposit asset) and held collateral of $379 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $105. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P) and below Baa3 (Moody's) we would owe an additional $92. At December 31, 2014, we had posted collateral of $530 (a deposit asset) and held collateral of $599 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	September 30,	December 31,
	2015	2014
Interest rate swaps	$7,050	$6,550
Cross-currency swaps	29,642	26,505
Interest rate locks	-	6,750
Foreign exchange contracts	23	-
Total	$36,715	$39,805

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$54	$(70)	$65	$(59)
Gain (Loss) on long-term debt	(54)	70	(65)	59

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were included in interest expense.

	Three months ended		Nine months ended
Cash Flow Hedging Relationships	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(678)	$567	$(1,008)	$418

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	-	(361)	-
Interest income (expense) reclassified from accumulated OCI into income	(17)	(11)	(43)	(33)

Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	-	-	-	(2)

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

DIRECTV  On July 24, 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. The acquisition represents an opportunity for us to integrate a unique and complementary set of assets and achieve substantial cost synergies over time, as well as generate revenue from pay television in Latin America. Our distribution scale will enable us to offer consumers bundles including video, high-speed broadband and mobile services, using all the sales channels of both companies. We believe the combined company will be a content distribution leader across mobile, video and broadband platforms.

Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of our common stock. After adjustment for shares issued to trusts consolidated by AT&T, share-based payment arrangements and fractional shares, which were settled in cash, AT&T issued 954,407,524 shares to DIRECTV shareholders, giving them an approximate 16% stake in the combined company, based on common shares outstanding. Based on our $34.29 per share closing stock price on July 24, 2015, the aggregate value of consideration paid to DIRECTV shareholders was $47,404, including $32,727 of AT&T stock and $14,378 in cash and $299 for share-based payment arrangements.

Our third-quarter 2015 operating results include the results from DIRECTV following the acquisition date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, other than long-term debt assumed in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of acquired technology and customer relationships. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. Our September 30, 2015 consolidated balance sheet includes the assets and liabilities of DIRECTV, which have been measured at fair value.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the DIRECTV assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date.

DIRECTV
Assets acquired
Cash	$4,763
Accounts receivable	2,116
All other current assets	1,795
Property, plant and equipment (including satellites)	8,811
Intangible assets not subject to amortization
Orbital slots	11,946
Trade name (Latin America)	1,371
Intangible assets subject to amortization
Customer lists and relationships	19,803
Trade name (U.S.)	1,634
Other	324
Investments and other assets	3,730
Goodwill	35,343
Total assets acquired	91,636

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,886
Long-term debt	20,500
Other noncurrent liabilities	17,492
Total liabilities assumed	43,878
Net assets acquired	47,758
Noncontrolling interest	(354)
Aggregate value of consideration paid	$47,404

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of acquisition. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill. Purchased goodwill is not expected to be deductible for tax purposes. As we finalize the valuation of assets acquired and liabilities assumed, we will determine to which business segments and reporting units that any changes in goodwill should be recorded.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following unaudited pro forma consolidated results of operations assume that the acquisition of DIRECTV was completed as of January 1 for each of the fiscal years shown below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Total operating revenues [1]	$41,230	$41,301	$123,346	$122,263
Net Income Attributable to AT&T	2,985	3,429	9,210	11,065

Basic Earnings Per Share Attributable to AT&T	$0.50	$0.56	$1.69	$1.80
Diluted Earnings Per Share Attributable to AT&T	$0.50	$0.55	$1.69	$1.79
1 Reflects revenue declines resulting from our fourth-quarter 2014 sale of our Connecticut wireline operations.

Nonrecurring adjustments included in the pro forma results above consist of the following:  At June 30, 2015, due to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela, DIRECTV changed the exchange rate used to measure its Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars from Sistema Complementario de Administración de Divisas (SICAD) to SIMADI. The significant change in exchange rates also required the reevaluation of the recoverability of fixed and intangible assets and inventory, which resulted in an impairment charge of $1,060 recorded in DIRECTV's consolidated statement of operations. Prior to DIRECTV's June 30, 2015 change to the SIMADI, operating results for the six months ended June 30, 2015 were measured using the SICAD exchange rate which resulted in revenues in Venezuela of approximately $500 and operating profit before depreciation and amortization of approximately $180. Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Nextel Mexico  On April 30, 2015, we completed our acquisition of the subsidiaries of NII Holdings Inc., operating its wireless business in Mexico, for $1,875, including approximately $427 of net debt and other adjustments. The subsidiaries offer service under the name Nextel Mexico.

The preliminary values of assets acquired were: $376 in licenses, $1,391 in property, plant and equipment, $65 in customer lists and $414 of goodwill.

GSF Telecom  On January 16, 2015, we acquired Mexican wireless company GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) for $2,500, including net debt of approximately $700. GSF Telecom offers service under both the Iusacell and Unefon brand names in Mexico.

The preliminary values of assets acquired were: $920 in licenses, $712 in property, plant and equipment, $311 in customer lists, $26 in trade names and $1,124 of goodwill.

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

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. GOODWILL
As part of our organizational realignment discussed in Note 4, the goodwill from the previous Wireless segment was allocated to the Business Solutions and Consumer Mobility segments and the goodwill from the previous Wireline segment was allocated to the Business Solutions and Entertainment and Internet Services segment. The allocation was based on the relative fair value of the portions of the previous Wireless and Wireline segments which were moved into the new Business Solutions, Entertainment and Internet Services and Consumer Mobility segments.

Changes in the carrying amounts of goodwill, by segment were as follows:

	Wireless	Wireline	Business Solutions	Entertainment and Internet Services	Consumer Mobility	International	Total
Balance as of December 31, 2013	$36,106	$33,167	$-	$-	$-	$-	$69,273
Goodwill Acquired	367	-	-	-	-	-	367
Other	(4)	56	-	-	-	-	52
Balance as of December 31, 2014	36,469	33,223	-	-	-	-	69,692
Goodwill Acquired	6	-	-	31,653	-	5,228	36,887
Foreign Currency Translation Adjustments	-	-	-	-	-	(610)	(610)
Allocation of Goodwill	(36,471)	(33,226)	44,763	8,422	16,512	-	-
Other	(4)	3	-	-	-	(2)	(3)
Balance as of September 30, 2015	$-	$-	$44,763	$40,075	$16,512	$4,616	$105,966

The majority of our goodwill acquired during 2015 related to our acquisitions of DIRECTV, Nextel Mexico and GSF Telecom (see Note 7). The allocation of goodwill represents goodwill previously assigned to our Wireless and Wireline segments. Other changes to our goodwill in 2015 include foreign currency translation adjustments and the final valuation of Leap Wireless, Inc. (Leap). The majority of our goodwill acquired during 2014 related to our acquisition of Leap. Other changes to our goodwill during 2014 include adjustments related to closing the sale of our Connecticut wireline operations.

AT&T INC.
SEPTEMBER 30, 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts
NOTE 9. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months, with the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of September 30, 2015 and December 31, 2014, gross equipment installment receivables of $4,428 and $4,265 were included on our consolidated balance sheets, of which $2,690 and $2,514 are notes receivable that are included in "Accounts receivable, net."

On June 27, 2014, we entered into the first of a series of uncommitted agreements pertaining to the sale of equipment installment receivables and related security with Citibank, N.A. and various other relationship banks as purchasers (collectively, the Purchasers). Under these agreements, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables. Under the terms of the arrangements, we continue to bill and collect on behalf of our customers for the receivables sold. To date, we have collected and remitted approximately $3,394 (net of fees), of which $421 was returned as deferred purchase price.

The following table sets forth a summary of equipment installment receivables sold during the three months and nine months ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross receivables sold	$1,601	$1,028	$5,964	$2,665
Net receivables sold[1]	1,431	885	5,367	2,276
Cash proceeds received	980	556	3,553	1,375
Deferred purchase price recorded	456	324	1,819	889
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
During the third quarter of 2015, we repurchased installment receivables previously sold to the Purchasers, with a fair value of $412. This transaction reduced our current deferred purchase price receivable by $314, resulting in a gain of $98 in the third quarter of 2015. This gain is included in "Selling, general and administrative" in the consolidated statements of income.
At September 30, 2015, our deferred purchase price receivable was $2,869, of which $1,676 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." At December 31, 2014, our deferred purchase price receivable was $1,606, which is included in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.
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
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share amounts
RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services both domestically and internationally. You should read this discussion in conjunction with the consolidated financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. We completed our acquisition of DIRECTV on July 24, 2015, and have included DIRECTV results for the 68-day period ended September 30, 2015. In accordance with U.S. generally accepted accounting principles (GAAP), operating results from DIRECTV prior to the acquisition are excluded. Certain amounts have been reclassified to conform to the current period's presentation.

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2015 and 2014 are summarized as follows:

	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change

Operating Revenues
Service	$35,625	$29,790	19.6%		$94,128	$89,122	5.6%
Equipment	3,466	3,167	9.4		10,554	8,886	18.8
Total Operating Revenues	39,091	32,957	18.6		104,682	98,008	6.8

Operating expenses
Cost of services and sales
Equipment	4,501	4,432	1.6		13,400	12,503	7.2
Broadcast, programming and operations	4,081	1,038	-		6,351	3,019	-
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,214	8,866	3.9		27,604	26,167	5.5
Selling, general and administrative	9,107	8,475	7.5		24,535	24,932	(1.6)
Depreciation and amortization	6,265	4,539	38.0		15,539	13,706	13.4
Total Operating Expenses	33,168	27,350	21.3		87,429	80,327	8.8
Operating Income	5,923	5,607	5.6		17,253	17,681	(2.4)
Income Before Income Taxes	4,735	4,631	2.2		14,385	16,568	(13.2)
Net Income	3,078	3,187	(3.4)		9,601	10,654	(9.9)
Net Income Attributable to AT&T	$2,994	$3,130	(4.3	) %	$9,339	$10,441	(10.6	) %

Overview
Operating revenues increased $6,134, or 18.6%, in the third quarter and $6,674, or 6.8%, for the first nine months of 2015.

Service revenues increased $5,835, or 19.6%, in the third quarter and $5,006, or 5.6%, for the first nine months of 2015. The increases were primarily due to our acquisition of DIRECTV and our new wireless operations in Mexico. Also contributing to the revenue increases were gains in fixed strategic business services and IP broadband, offset by continued declines in our legacy voice and data products.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Equipment revenues increased $299, or 9.4%, in the third quarter and $1,668, or 18.8%, for the first nine months of 2015. This growth reflected the continuing trend by our postpaid wireless subscribers to choose devices on installment purchase rather than the device subsidy model, which resulted in higher equipment revenue recognized from device sales.

Operating expenses increased $5,818, or 21.3%, in the third quarter and $7,102, or 8.8%, for the first nine months of 2015.

Equipment expenses increased $69, or 1.6%, in the third quarter and $897, or 7.2%, for the first nine months of 2015. Expense increases in the third quarter are primarily due to customers choosing higher priced wireless devices. The increase for the first nine months is primarily due to the continuing trend of customers choosing higher-priced wireless devices.

Broadcast, programming and operations expenses increased $3,043 in the third quarter and $3,332 for the first nine months of 2015 due to our acquisition of DIRECTV. Also contributing to the increase were higher content costs for our AT&T U-verse® (U-verse) subscribers.

Other cost of services expenses increased $348, or 3.9%, in the third quarter and $1,437, or 5.5%, for the first nine months of 2015. Included in other costs of services were net expense deferrals of $428 in the third quarter and $590 for the first nine months of 2015, compared to $205 in the third quarter and $385 for the first nine months of 2014, resulting from our deferral and amortization of customer fulfillment costs. Expense increases include network rationalization charges related to Leap Wireless International, Inc. (Leap) totaling $250 in the three months and $614 for the first nine months. Also contributing to the expense increases were merger and integration charges, wireless handset insurance costs and the addition of DIRECTV. These increases were partially offset by lower Universal Service Fund and Connect America Fund fees and the fourth-quarter 2014 sale of our Connecticut wireline operations.

Selling, general and administrative expenses increased $632, or 7.5%, in the third quarter and decreased $397, or 1.6%, for the first nine months of 2015. The increase in the third quarter was primarily due to our acquisition of DIRECTV offset by lower employee, sales and wireless commission expenses. The decrease for the first nine months was due to lower employee, sales, wireless commission, advertising and marketing expenses and the fourth-quarter 2014 sale of our Connecticut wireline operations, partially offset by the acquisition of DIRECTV.

Depreciation and amortization expense increased $1,726, or 38.0%, in the third quarter and $1,833, or 13.4%, for the first nine months of 2015. Amortization expense increased $1,072 in the third quarter and $1,061 for the first nine months of 2015 due to the amortization of intangibles from recent acquisitions. Amortization expense is not allocated to the operating segments.

Depreciation expense increased $654, or 14.8%, in the third quarter and $772, or 5.8%, for the first nine months of 2015. The increase was primarily due to the acquisitions of DIRECTV and our wireless properties in Mexico, ongoing capital spending for network upgrades and extending the estimated useful life of software. The increases were partially offset by abandonment of certain wireline network assets, which occurred in 2014.

Operating income increased $316, or 5.6%, in the third quarter and decreased $428, or 2.4%, for the first nine months of 2015. Our operating income margin in the third quarter decreased from 17.0% in 2014 to 15.2% in 2015, and from 18.0% in 2014 to 16.5% in 2015 for the first nine months, and include the impact of higher acquisition-related charges in 2015.

Interest expense increased $130, or 12.8%, in the third quarter and $220, or 8.0%, for the first nine months of 2015. The increases were primarily due to higher average debt balances, including debt issued and debt acquired in connection with our acquisition of DIRECTV and spectrum acquired in the Advanced Wireless Service (AWS)-3 Auction. The increases were partially offset by lower average interest rates and an increase in capitalized interest resulting from spectrum acquired in the AWS-3 Auction (see Note 7).

Equity in net income of affiliates increased $17, in the third quarter and decreased $140, or 74.5%, for the first nine months of 2015. Results for the third quarter and first nine months include earnings from equity method investments acquired in the purchase of DIRECTV in the third quarter of 2015. The decrease for the first nine months primarily resulted from the sale of shares of América Móvil, S.A. de C.V. (América Móvil) in June 2014.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Other income (expense) – net We had other expense of $57 in the third quarter and other income of $61 for the first nine months of 2015, compared to other income of $42 in the third quarter and $1,456 for the first nine months of 2014. Results in the third quarter and for the first nine months of 2015 included foreign exchange losses of $73 and $68, net (losses) gains on the sale of investments of $(4) and $46 and interest and dividend income of $29 and $74, respectively.

Other income in the third quarter of 2014 included interest and dividend income of $15, foreign exchange gains of $10 and a net gain on the sale of various investments of $9. Results for the first nine months of 2014 included net gains on the sale of América Móvil shares and other investments of $1,376, interest and dividend income of $51 and foreign exchange gains of $9.

Income taxes increased $213, or 14.8%, in the third quarter and decreased $1,130, or 19.1%, for the first nine months of 2015. Our effective tax rate was 35.0% for the third quarter and 33.3% for the first nine months of 2015, as compared to 31.2% for the third quarter and 35.7% for the first nine months of 2014. The higher effective tax rate for the third quarter was primarily due to a favorable tax adjustment recorded in third quarter 2014. The lower effective tax rate for the first nine months were primarily due to the sale of América Móvil shares in 2014, and the recognition of tax benefits related to the restructuring of a portion of our enterprise business in 2015.

Selected Financial and Operating Data
	September 30,
Subscribers and connections in (000s)	2015	2014
Domestic wireless subscribers	126,406	118,650
Mexican wireless subscribers	8,091	-
Total wireless subscribers	134,497	118,650

Domestic satellite video subscribers	19,570	-
U-verse video subscribers[1]	5,880	6,067
Latin America satellite video subscribers[2]	12,544	-
Total video subscribers	37,994	6,067

Total domestic broadband connections	15,832	16,486

Network access lines in service [1]	17,352	21,464
U-Verse VoIP connections[1]	5,443	4,756

Debt ratio[3]	50.8%	43.9%
Net Debt Ratio[4]	48.3%	42.5%
Ratio of earnings to fixed charges[5]	3.85	5.08
Number of AT&T employees[6]	281,240	247,700
1 Reflects the October 2014 sale of our Connecticut wireline operations.
2 Excludes subscribers of our International segment equity investments in SKY Mexico.
3 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders' equity) and do not consider cash available to pay down debt. See our "Liquidity and Capital Resources" section for discussion.
4 Net debt ratios are calculated by deriving total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders' equity).
5 See exhibit 12.
6 Reflects acquisition activity.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on segment contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income of affiliate for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment and Internet Services, (3) Consumer Mobility and (4) International. We have revised our prior-period presentation to conform to our current reporting.

We also evaluate segment performance based on segment operating income before depreciation and amortization, which we refer to as EBITDA and/or EBITDA margin. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is operating income before depreciation and amortization, divided by total revenues. (See Note 4)

The Business Solutions segment provides both wireless and wireline services to business customers and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN), Ethernet-related products and broadband (strategic business services) as well as traditional data and voice products. Services in this segment utilize our wireless and wired network and are marketed to provide a complete communications solution to our business customers.

The Entertainment and Internet Services segment provides video, Internet and voice communication services to residential customers located in the U.S. or in U.S. territories. Services utilize our copper and IP-based wired network and/or our satellite technology to provide video, high speed Internet and voice services.

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale subscribers located in the U.S. or in U.S. territories. Services utilize our U.S. wireless network to provide voice and data services, including high- speed Internet, video entertainment and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided primarily to residential customers using satellite technology. Wireless services utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries transact in their local currency and operating results are converted to U.S. dollars using official exchange rates. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is the Sistema Marginal de Divisas (SIMADI), which was 199.65 and 199.42 Venezuelan bolivars per U.S. dollar at July 24, 2015 and September 30, 2015, respectively. Our International segment is subject to foreign currency fluctuations.

Our operating assets are shared by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented. Depreciation is allocated based on network usage or asset utilization by segment.

We discuss capital expenditures in "Liquidity and Capital Resources."

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Business Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change

Segment operating revenues
Wireless service	$7,732	$7,542	2.5%	$23,003	$22,593	1.8%
Fixed strategic services	2,763	2,454	12.6	8,083	7,103	13.8
Legacy voice and data services	4,499	4,928	(8.7)	13,743	15,055	(8.7)
Other services	885	977	(9.4)	2,585	2,834	(8.8)
Wireless equipment	1,813	1,586	14.3	5,499	4,292	28.1
Total Segment Operating Revenues	17,692	17,487	1.2	52,913	51,877	2.0

Segment operating expenses
Operations and support	10,921	11,295	(3.3)	32,966	32,836	0.4
Depreciation and amortization	2,474	2,331	6.1	7,276	7,009	3.8
Total Segment Operating Expenses	13,395	13,626	(1.7)	40,242	39,845	1.0
Segment Operating Income	4,297	3,861	11.3	12,671	12,032	5.3
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$4,297	$3,861	11.3%	$12,671	$12,032	5.3%

The following table highlights other key measures of performance for the Business Solutions segment:

	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change
(in 000s)
Business Wireless Subscribers
Postpaid					47,414	44,063		7.6%
Reseller					83	6	-
Connected devices [1]					24,064	18,482	30.2
Total Business Wireless Subscribers					71,561	62,551	14.4

Business Wireless Net Additions [2]
Postpaid	265	545	(51.4	) %	850	1,498		(43.3)
Reseller	8	(4)	-		14	4	-
Connected devices [1]	1,602	1,275	25.6		4,104	2,144	91.4
Business Wireless Net Subscriber Additions	1,875	1,816	3.2		4,968	3,646	36.3

Business Wireless Postpaid Churn [2,3]	1.05%	0.84%	21 BP		0.95%	0.84%	11 BP

Business IP Broadband Connections					891	791	12.6
Business IP Broadband Net Additions	20	43	(53.5	) %	70	159	(56.0	) %
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[2] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[3] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Operating Revenues increased $205, or 1.2%, in the third quarter and $1,036, or 2.0%, for the first nine months of 2015. Revenue growth was driven by mobility revenues and continued growth in fixed strategic business services, partially offset by continued declines in our legacy voice and data services and foreign exchange pressures.

Wireless service revenues increased $190, or 2.5%, in the third quarter and $410, or 1.8%, for the first nine months of 2015. The revenue increases reflect smartphone and tablet gains as well as customer migrations from our Consumer Mobility segment.

When compared to September 30, 2014, business wireless subscribers increased 14.4%, to 71.6 million subscribers at September 30, 2015. Postpaid subscribers increased 7.6% reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and lower churn, increased 30.2% reflecting growth in business customers using tracking, monitoring and other sensor-embedded devices on their equipment.

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the third quarter, business wireless postpaid churn increased from 0.84% in 2014 to 1.05% in 2015 and for the first nine months increased from 0.84% to 0.95%, respectively.

Fixed strategic services revenues increased $309, or 12.6%, in the third quarter and $980, or 13.8%, for the first nine months of 2015. Our revenues, which were negatively impacted by foreign exchange rates, increased in the third quarter and for the first nine months due to: Ethernet increases of $103 and $318, U-verse services increases of $63 and $185, Ethernet access to Managed Internet Services increases of $48 and $140 and VPN increases of $12 and $109.

Legacy wired voice and data service revenues decreased $429, or 8.7%, in the third quarter and $1,312, or 8.7%, for the first nine months of 2015. Traditional data revenues decreased $252 and $766 and long-distance and local voice revenues decreased $178 and $549. The decreases were primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings, or our competitors.

Other service revenues decreased $92, or 9.4%, in the third quarter and $249, or 8.8%, for the first nine months of 2015. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and equipment. The declines in the third quarter and for the first nine months are primarily due to lower project-based and equipment revenues, as well as impacts from foreign exchange rates.

Wireless equipment revenues increased $227, or 14.3%, in the third quarter and $1,207, or 28.1%, for the first nine months of 2015. The increase was primarily due to the increase in handsets sold under our AT&T NextSM (AT&T Next) program and the increase in sales of higher-priced smartphones.

Operations and support expenses decreased $374, or 3.3%, in the third quarter and increased $130, or 0.4%, for the first nine months of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Expense decreases in the third quarter were primarily due to:
•	Lower commission costs of $304 primarily due to lower average commission rates and fewer upgrade transactions.
•	Reductions of $58 in access costs, primarily due to lower interconnect, roaming and traffic compensations costs.
•	Lower customer service costs of $45 primarily due to our simplified offers and increased efforts to take care of customers on their first call.
•	Lower employee charges resulting from workforce reductions and other cost initiatives.

Partially offsetting the decreases in the third quarter were higher wireless handset insurance cost of $130 due to higher claim rates and costs per claim.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Expense increases for the first nine months were primarily due to:
•	Increased equipment expense of $765 due to the continuing trend of customers choosing higher-cost devices.
•	Higher wireless handset insurance cost of $304 resulting from higher claim rates and costs per claim.

Partially offsetting the increases for the first nine months were:
•	Lower commission costs of $437 primarily due to lower average commission rates and fewer upgrade transactions..
•	Lower customer service costs of $160 primarily due to our simplified offers and increased efforts to take care of customers on their first call.
•	Reductions of $159 in access costs, primarily due to lower interconnect, roaming and traffic compensations costs.
•	Lower employee charges resulting from workforce reductions and other cost initiatives.

Depreciation expense increased $143, or 6.1%, in the third quarter and $267, or 3.8%, for the first nine months of 2015. The increases in the third quarter and for first nine months were primarily due to the increase in ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased $436, or 11.3%, in the third quarter and $639, or 5.3%, for the first nine months of 2015. Our Business Solutions segment operating income margin in the third quarter was 24.3% in 2015 and 22.1% in 2014, and for the first nine months 23.9% in 2015 and 23.2% in 2014. Our Business Solutions EBITDA margin in the third quarter was 38.3% in 2015 and 35.4% in 2014, and for the first nine months 37.7% in 2015 and 36.7% in 2014.

Entertainment and Internet Services
Segment Results
	Third Quarter			Nine-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change

Segment operating revenues
Video entertainment	$7,162	$1,719	-	$11,024	$5,016	-
High-speed Internet	1,685	1,414	19.2	4,861	4,040	20.3
Legacy voice and data services	1,419	1,834	(22.6)	4,547	5,897	(22.9)
Equipment and other	592	586	1.0	1,868	1,687	10.7
Total Segment Operating Revenues	10,858	5,553	95.5	22,300	16,640	34.0

Segment operating expenses
Operations and support	8,450	4,781	76.7	18,222	14,182	28.5
Depreciation and amortization	1,389	1,109	25.2	3,519	3,396	3.6
Total Segment Operating Expenses	9,839	5,890	67.0	21,741	17,578	23.7
Segment Operating Income	1,019	(337)	-	559	(938)	-
Equity in Net Income (Loss) of Affiliates	2	-	-	(16)	-	-
Segment Contribution	$1,021	$(337)	-	$543	$(938)	-

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

The following table highlights other key measures of performance for the Entertainment and Internet Services segment:

	Third Quarter			Nine-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change
(in 000s)
Video Connections
Satellite				19,570	-	-
U-verse				5,854	5,848	0.1
Total Video Connections				25,424	5,848	-

Video Net Additions [1]
Satellite	26	-	-	26	-	-
U-verse	(92)	212	-	(66)	591	-
Net Video Additions	(66)	212	-	(40)	591	-

Broadband Connections
IP				12,185	11,010	10.7
DSL				2,137	3,455	(38.1)
Total Broadband Connections				14,322	14,465	(1.0)

Broadband Net Additions
IP	172	547	(68.6)	802	1,527	(47.5)
DSL	(278)	(479)	42.0	(922)	(1,375)	32.9
Net Broadband Additions	(106)	68	-	(120)	152	-

Retail Consumer Switched Access Lines				7,675	9,851	(22.1)
U-verse Consumer VoIP Connections				5,216	4,530	15.1
Total Retail Consumer Voice Connections				12,891	14,381	(10.4	) %
[1] Excludes acquisition-related additions during the period.

Operating revenues increased $5,305, or 95.5%, in the third quarter and $5,660, or 34.0%, for the first nine months of 2015. Our July 2015 acquisition of DIRECTV was largely responsible for higher revenues beginning in the third quarter of 2015. Also contributing to that gain was continued strong growth in U-verse video and consumer IP broadband, which more than offset lower revenues from legacy voice and data products.

Video entertainment revenues increased $5,443 in the third quarter and $6,008 for the first nine months of 2015, primarily related to our acquisition of DIRECTV. With our acquisition of DIRECTV, we are now focusing our sales efforts on satellite service as there are lower content costs for DIRECTV.

High-speed Internet revenues increased $271, or 19.2%, in the third quarter and $821, or 20.3%, for the first nine months of 2015. When compared to September 30, 2014, IP broadband subscribers increased 10.7%, to 12.2 million subscribers at September 30, 2015; however, third-quarter net additions were lower due to fewer U-verse sales promotions in the quarter and churn of video customers, some of which also purchased broadband service.

Legacy voice and data service revenues decreased $415, or 22.6%, in the third quarter and $1,350, or 22.9%, for the first nine months of 2015. The revenue decreases were due to a $264 and $886 decrease in long-distance and local voice revenues and a $150 and $464 decrease in traditional data revenues, which include circuit-based services.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Equipment and other revenues increased $6, or 1.0%, in the third quarter and $181, or 10.7%, for the first nine months of 2015.

Operations and support expenses increased $3,669, or 76.7%, in the third quarter and $4,040, or 28.5%, for the first nine months of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks, providing video content and personnel costs, such as compensation and benefits.

Increased operations and support expenses were primarily due to our acquisition of DIRECTV, which increased our Entertainment and Internet Services operations and support expenses $3,905. The increases were attributable to higher broadcast programming and content costs, which were primarily due to our addition of DIRECTV, but also included content cost pressures for our U-verse services. Partially offsetting increased expenses were lower employee charges resulting from workforce reductions, lower equipment costs and our focus on cost initiatives.

Depreciation expenses increased $280, or 25.2%, in the third quarter and $123, or 3.6%, for the first nine months of 2015, primarily due to our acquisition of DIRECTV and ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income increased $1,356 in the third quarter and $1,497 for the first nine months of 2015. Our Entertainment and Internet Services segment operating income margin in the third quarter was 9.4% in 2015 and (6.1)% in 2014, and for the first nine months was 2.5% in 2015 and (5.6)% in 2014. Our Entertainment and Internet Services EBITDA margin in the third quarter was 22.2% in 2015 and 13.9% in 2014, and the first nine months was 18.3% in 2015 and 14.8% in 2014.

Consumer Mobility
Segment Results
	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change

Segment operating revenues
Postpaid wireless	$5,527	$6,071	(9.0	) %	$16,783	$18,490	(9.2	) %
Prepaid wireless	1,198	1,163	3.0		3,411	3,106	9.8
Other service revenue	638	646	(1.2)		1,825	1,768	3.2
Equipment	1,421	1,328	7.0		4,298	3,883	10.7
Total Segment Operating Revenues	8,784	9,208	(4.6)		26,317	27,247	(3.4)

Segment operating expenses
Operations and support	5,065	5,731	(11.6)		15,808	17,173	(7.9)
Depreciation and amortization	976	950	2.7		2,912	2,846	2.3
Total Segment Operating Expenses	6,041	6,681	(9.6)		18,720	20,019	(6.5)
Segment Operating Income	2,743	2,527	8.5		7,597	7,228	5.1
Equity in Net Income (Loss) of Affiliates	-	(1)	-		-	(1)	-
Segment Contribution	$2,743	$2,526	8.6%		$7,597	$7,227	5.1%

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
The following table highlights other key measures of performance for the Consumer Mobility segment:

	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change
(in 000s)
Consumer Mobility Subscribers
Postpaid					29,257	31,043	(5.8	) %
Prepaid					10,988	10,026	9.6
Reseller					13,647	13,877	(1.7)
Connected devices [1]					953	1,153	(17.3)
Total Consumer Mobility Subscribers					54,845	56,099	(2.2)

Consumer Mobility Net Additions [2]
Postpaid	23	240	(90.4	) %	289	938	(69.2)
Prepaid	466	(46)	-		895	(244)	-
Reseller	149	91	63.7		(218)	(286)	23.8
Connected devices [1]	-	(94)	-		(109)	(351)	68.9
Consumer Mobility Net Subscriber Additions	638	191	-		857	57	-

Consumer Mobility Postpaid Churn [2,3]	1.33%	1.20%	13 BP		1.23%	1.15%	8 BP
Total Consumer Mobility Churn [2,3]	1.90%	2.03%	(13) BP		1.93%	2.00%	(7) BP
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[2] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[3] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Operating Revenues decreased $424, or 4.6%, in the third quarter and $930, or 3.4%, for the first nine months of 2015. Consumer Mobility revenues reflect declines in postpaid service revenues due to the success of Mobile Share Value plans and migrations of customers to our Business Solutions segment, offset by higher prepaid service revenues and an increase in equipment revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted consumer postpaid subscriber and service revenues growth.

Postpaid wireless revenues decreased $544, or 9.0%, in the third quarter and $1,707, or 9.2%, for the first nine months of 2015. These decreases were largely due to customers continuing to shift to no-device-subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans and the migration of subscribers to Business Solutions. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 4% in the third quarter and for the first nine months.

Prepaid wireless revenues increased $35, or 3.0%, in the third quarter and $305, or 9.8%, for the first nine months of 2015. Our prepaid services, which include services sold under the Cricket brand, are monthly prepaid services. Prepaid wireless revenues increased primarily due to growth in the subscriber base and our March 2014 acquisition of Leap.

Other service revenue decreased $8, or 1.2%, in the third quarter and increased $57, or 3.2%, for the first nine months of 2015.

Equipment revenue increased $93, or 7.0%, in the third quarter and $415, or 10.7%, for the first nine months of 2015. These increases were primarily related to the increase in devices sold under our AT&T Next program and the increase in sales of higher-priced smartphones.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Operations and support expenses decreased $666, or 11.6%, in the third quarter and $1,365, or 7.9%, for the first nine months of 2015. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses in the third quarter were primarily due to the following:
•	Selling and commission expenses decreased $202 primarily due to lower average commission rates, including those paid under the AT&T Next program, combined with fewer upgrade transactions.
•	Network costs decreased $135 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Customer service costs decreased $108 primarily due to lower call volumes, reductions in professional services and contract labor, and lower payroll costs.
•	Other cost of service decreased $90 primarily due to incollect roaming fee rate declines, which were partially offset by increased data volume.

Decreased operations and support expenses for the first nine months were primarily due to the following:
•
Selling and commission expenses decreased $403 primarily due to lower average commission rates, including those paid under the AT&T Next program, partially offset by an increase in rates associated with Cricket sales.

•	Network costs decreased $299 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Customer service costs decreased $187 primarily due to reduced salaries and benefits, lower outsourced vendor and professional services from reduced call volumes and integration activities.
•	Other cost of service decreased $168 primarily due to incollect roaming fee rate declines, which were partially offset by increased data volume.
Depreciation expense increased $26, or 2.7%, in the third quarter and $66, or 2.3%, for the first nine months of 2015 primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased $216, or 8.5%, in the third quarter and $369, or 5.1%, for the first nine months of 2015. Our Consumer Mobility segment operating income margin in the third quarter was 31.2% in 2015 and 27.4% in 2014, and for the first nine months was 28.9% in 2015 and 26.5% in 2014. Our Consumer Mobility EBITDA margin in the third quarter was 42.3% in 2015 and 37.8% in 2014, and for the first nine months 39.9% in 2015 and 37.0% in 2014.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
International
Segment Results
	Third Quarter			Nine-Month Period
	2015	2014	Percent Change	2015	2014	Percent Change
Segment operating revenues
Video entertainment	$945	$-	-	$945	$-	-
Wireless	494	-	-	1,153	-	-
Equipment	87	-	-	155	-	-
Total Segment Operating Revenues	$1,526	$-	-	$2,253	$-	-

Segment operating expenses
Operations and support	$1,384	$-	-	$2,131	$-	-
Depreciation and amortization	225	-	-	346	-	-
Total Segment Operating Expenses	1,609	-	-	2,477	-	-
Segment Operating Income (Loss)	(83)	-	-	(224)	-	-
Equity in Net Income (Loss) of Affiliates	(4)	-	-	(4)	153	-
Segment Contribution	$(87)	$-	-	$(228)	$153	-

Operating Results
Our International segment consists of the Latin American operations acquired in our July 2015 acquisition of DIRECTV as well as the Mexican wireless operations acquired earlier in 2015 (see Note 7). Our International segment operating income margin was (5.4)% in the third quarter and (9.9)% for the first nine months of 2015. Our International EBITDA margin was 9.3% in the third quarter and 5.4% for the first nine months of 2015.

Operating revenues consist of wireless service and equipment revenues from subscribers in Mexico as well as video entertainment revenues from DIRECTV subscribers in Latin America. Our operating revenues were $1,526 in the third quarter of 2015, with $945 attributable to video services in Latin America and $581 of wireless revenues in Mexico. For the first nine months of 2015 operating revenues were $2,253, with $1,308 attributable to wireless revenues in Mexico and $945 in video services in Latin America.

Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits. Operating expenses in the third quarter were $1,609 and operating loss was $83. For the first nine months of 2015, our operating expenses were $2,477 and operating loss was $224.

Connections Summary
At September 30, 2015, we had approximately 8.1 million wireless subscribers in Mexico and 12.5 million video connections in Latin America, including 5.5 million in Brazil. During the third quarter of 2015, our Mexico wireless business had a net loss of 231,000 subscribers, mainly prepaid customers, and our Latin America operations had a net loss of 113,000 video connections. Since acquisition, our Mexico wireless business had a net loss of 689,000 subscribers.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Supplemental Operating Information
As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined AT&T Mobility operations.

AT&T Mobility Results
	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change

Operating revenues
Service	$15,095	$15,423	(2.1	) %	$45,022	$45,958	(2.0	) %
Equipment	3,234	2,914	11.0		9,797	8,175	19.8
Total Operating Revenues	18,329	18,337	-		54,819	54,133	1.3

Operating expenses
Operations and support	10,865	11,683	(7.0)		33,310	34,021	(2.1)
EBITDA	7,464	6,654	12.2		21,509	20,112	6.9
Depreciation and amortization	2,046	1,909	7.2		6,082	5,785	5.1
Total Operating Expenses	12,911	13,592	(5.0)		39,392	39,806	(1.0)
Operating Income	$5,418	$4,745	14.2%		$15,427	$14,327	7.7%

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
The following table highlights other key measures of performance for AT&T Mobility:

	Third Quarter				Nine-Month Period
	2015	2014	Percent Change		2015	2014	Percent Change
(in 000s)
Wireless Subscribers [1]
Postpaid smartphones					57,733	55,791	3.5%
Postpaid feature phones and data-centric devices					18,938	19,314	(1.9)
Postpaid					76,671	75,105	2.1
Prepaid					10,988	10,026	9.6
Reseller					13,729	13,884	(1.1)
Connected devices [2]					25,018	19,635	27.4
Total Wireless Subscribers					126,406	118,650	6.5

Net Additions [3]
Postpaid	289	785	(63.2	) %	1,140	2,436	(53.2)
Prepaid	466	(46)	-		895	(244)	-
Reseller	156	87	79.3		(205)	(281)	27.0
Connected devices[2]	1,602	1,181	35.6		3,995	1,792	-
Net Subscriber Additions	2,513	2,007	25.2		5,825	3,703	57.3

Mobile Share connections					59,592	46,909	27.0
Smartphones under our installment program at end of period					23,487	10,133	-
Smartphones sold under our installment program during period	4,074	3,401	19.8%		11,998	9,411	27.5%

Total Churn[4]	1.33%	1.36%	(3) BP		1.35%	1.41%	(6) BP
Postpaid Churn[4]	1.16%	0.99%	17 BP		1.06%	0.97%	9 BP
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[3] Excludes acquisition-related additions during the period.
[4] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Operating income increased $673, or 14.2%, in the third quarter and $1,100, or 7.7%, for the first nine months of 2015. The operating income margin of AT&T Mobility was 29.6% in the third quarter of 2015 compared to 25.9% in 2014 and 28.1% for the first nine months of 2015 compared to 26.5%. AT&T Mobility's EBITDA margin in the third quarter was 40.7% in 2015 and 36.3% in 2014, and for the first nine months 39.2% in 2015 and 37.2% in 2014. AT&T Mobility's EBITDA service margin in the third quarter was 49.4% in 2015 and 43.1% in 2014, and for the first nine months 47.8% in 2015 and 43.8% in 2014. (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues.) AT&T Mobility's operating results reflect strong adoption of AT&T Next, BYOD (bring your own devices) customers, lower smartphone gross adds and strong operational efficiencies.

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and Mobile Share Value (collectively referred to as Mobile Share) and AT&T Next.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
ARPU
Postpaid phone-only ARPU (average revenue per average wireless subscriber) decreased 2.6% compared to the third quarter of 2014 and 4.7% compared to the first nine months of 2014 reflecting subscribers' continued adoption of AT&T Next and Mobile Share Value plans. Postpaid phone-only ARPU plus Next subscriber installment billings (postpaid phone-only ARPU plus AT&T Next) increased 4.9% and 3.0% compared to the same periods last year, as expected due to the continuing growth of the AT&T Next program. Compared to the second quarter of 2015, postpaid phone-only ARPU decreased 0.7% and postpaid phone-only ARPU plus AT&T Next increased 0.8%.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was lower for the third quarter and first nine months of 2015. Postpaid churn was higher for both the third quarter and the first nine months reflecting continuing competitive pressures in the industry.

Postpaid
Postpaid subscribers increased 0.2% during the third quarter when compared to June 30, 2015 and 2.1% when compared to September 30, 2014. At September 30, 2015, 86% of our postpaid phone subscriber base used smartphones, compared to 81% at September 30, 2014. About 98% of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. A growing percentage of our postpaid smartphone subscribers are on usage-based data plans, with approximately 50.4 million subscribers on these plans as compared to 46.1 million subscribers in the prior year. About half of our Mobile Share accounts have chosen data plans with 10 gigabytes or higher. Device connections on our Mobile Share plans now represent over 77% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

Historically, our postpaid customers had signed two-year service contracts when they purchased subsidized handsets. However, through our Mobile Share plans, we offer postpaid services at lower prices for those customers who either bring their own devices (BYOD) or participate in our AT&T Next program. Approximately 71% of all postpaid smartphone gross adds and upgrades during the third quarter of 2015 chose AT&T Next. While BYOD customers do not generate equipment revenue or incur additional expenses for device subsidy, the service revenue helps improve our margins.

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

Prepaid
In the first quarter of 2015, we updated our definition of prepaid subscribers to exclude session-based tablets, which are now included with connected devices. Prepaid subscribers now consist primarily of phone users. Prepaid subscribers increased 5.3% during the third quarter when compared to June 30, 2015 and 9.6% when compared to September 30, 2014.

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 6.8% when compared to June 30, 2015 and 27.4% when compared to September 30, 2014. During the third-quarter 2015, we added approximately 1.0 million "connected" cars through agreements with various carmakers. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
OTHER BUSINESS MATTERS

DIRECTV  In July 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. The acquisition gives us a unique and complementary set of assets and the opportunity to achieve substantial cost synergies over time, as well as increasing revenue from pay television in Latin America. Our distribution scale will enable us to offer consumers attractive combinations of video, high-speed broadband and mobile services, using all the sales channels of both companies. We believe the combined company will be a content distribution leader across mobile, video and broadband platforms.

Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of our common stock. After adjustment for shares issued to trusts consolidated by AT&T, stock based payment arrangements and fractional shares, which were settled in cash, AT&T issued 954,407,524 shares to DIRECTV shareholders, giving them an approximate 16% stake in the combined company, based on common shares outstanding. Based on our $34.29 per share closing stock price on July 24, 2015, the aggregate value of consideration paid to DIRECTV shareholders was $47,404, including $32,727 of AT&T stock and $14,378 in cash and $299 for shared based payment arrangements.

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

Litigation Challenging DIRECTV's NFL Sunday Ticket  More than a dozen putative class actions have been filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL) alleging that the NFL and DIRECTV violated federal antitrust law in connection with the NFL Sunday Ticket package. Among other things, the complaints allege that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games due to DIRECTV's exclusive agreement with the NFL to broadcast out-of-market games through the Sunday Ticket package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. We vigorously dispute these allegations.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Federal Trade Commission Litigation Involving DIRECTV In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers' Confidence Act. The FTC's allegations concern DIRECTV's advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We are disputing these allegations vigorously.

Unlimited Data Plan Claims  In October 2014, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern AT&T's Maximum Bit Rate (MBR) program, which temporarily reduces the download speeds of a small portion of our legacy Unlimited Data Plan customers each month. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, Internet browsing, and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and the appeal is now pending before that Court while limited discovery proceeds in the District Court.

On June 17, 2015, the FCC issued a Notice of Apparent Liability and Order (NAL) to AT&T Mobility, LLC concerning our MBR policy that applies to Unlimited Data Plan customers. The NAL alleges that we violated the FCC's Open Internet Transparency Rule by using the term "unlimited" in connection with the offerings subject to the MBR policy and by failing adequately to disclose the speed reductions that apply once a customer reaches a specified data threshold. The NAL proposes a forfeiture penalty of $100, and further proposes to order us to correct any misleading and inaccurate statements about our unlimited plans, inform customers of the alleged violation, revise our disclosures to address the alleged violation and inform these customers that they may cancel their plans without penalty after reviewing the revised disclosures. On July 17, 2015, we filed our response to the NAL. We believe that the NAL is unlawful and should be withdrawn, because we have fully complied with the Open Internet Transparency Rule and the FCC has no authority to impose the proposed remedies. The matter is currently pending before the FCC.

Labor Contracts  New three-year agreements covering approximately 17,000 traditional wireline employees, which expired in April, have been ratified. On October 20, 2015, we reached tentative four-year agreements on three southeast regional contracts covering 24,000 traditional wireline employees. These southeast contracts remain subject to ratification by the union membership.

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
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

We provide satellite video service through our subsidiary DIRECTV, whose satellites are licensed by the FCC. The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of DIRECTV. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide U-verse video service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer competitive video services. We also are supporting efforts to update and improve regulatory treatment for retail services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

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

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the "AWS-3 Auction"), and also authorized the FCC to conduct an "incentive auction," to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction"). We participated in the AWS-3 Auction. The FCC announced that the 600 MHz Auction (Auction 1000) is scheduled to begin on March 29, 2016.

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

Net Neutrality  In February 2015, the FCC released an order in response to the D.C. Circuit's January 2014 decision adopting new rules, and reclassifying both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under the Act. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband Internet access services. The FCC also asserted jurisdiction over Internet interconnection arrangements, which until now have been unregulated. These actions could have an adverse impact on our fixed and mobile broadband services and operating results. AT&T and several other parties, including US Telecom and CTIA trade groups, have appealed the FCC's order. The case is scheduled for oral argument in December 2015.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
LIQUIDITY AND CAPITAL RESOURCES

We had $6,202 in cash and cash equivalents available at September 30, 2015. Cash and cash equivalents included cash of $2,699 and money market funds and other cash equivalents of $3,503. Approximately $828 of our cash and cash equivalents resided in foreign jurisdictions, some of which are subject to restrictions on repatriation. Cash and cash equivalents decreased $2,401 since December 31, 2014. We also had $400 in short-term investments, which we included in "Other current assets" on our consolidated balance sheets. In the first nine months of 2015, cash inflows were primarily provided by long-term debt issuances and cash receipts from operations, including cash from our sale and transfer of certain equipment installment receivables to third parties. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses; acquisitions of wireless spectrum, DIRECTV, GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) and Nextel Mexico; funding capital expenditures; debt repayments; dividends to stockholders; and collateral posting (see Note 6). We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2015, cash provided by operating activities was $26,695, compared to $25,593 for the first nine months of 2014. Higher operating cash flows in 2015 were primarily due to increased operating results resulting from our acquisition of DIRECTV. Higher proceeds from the sale of equipment installment receivables in 2015, offset by timing of other working capital payments, also impacted operating cash flows.

Cash Used in or Provided by Investing Activities
For the first nine months of 2015, cash used in investing activities totaled $43,047 and consisted primarily of:
•	$17,703 for acquisitions of spectrum licenses, largely due to the remaining payment for AWS spectrum licenses in the AWS-3 Auction.
•	$13,356 for capital expenditures, excluding interest during construction.
•	$12,991 for the acquisitions of DIRECTV, GSF Telecom, Nextel Mexico and other operations.

During the first nine months, we also received $1,890 upon the maturity of certain short-term investments and paid $400 for additional short-term investments.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our video services and support systems for our communications and video services. Capital expenditures, excluding interest during construction, decreased $3,473 in the first nine months, reflecting the completion of our LTE build and other Project VIP initiatives in 2014. Capital expenditures also include spending for DIRECTV, GSF Telecom and Nextel Mexico after the acquisition dates. As part of our organization realignment, we no longer allocate capital expenditures to our segments.

We expect our 2015 capital expenditures to be in the $21,000 range, and we expect our capital expenditures to be in the 15 percent range of service revenues or lower from 2016 through 2018. The amount of capital investment is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring merger commitments are met.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts

Cash Provided by or Used in Financing Activities
For the first nine months of 2015, cash provided by financing activities totaled $13,951 and included net proceeds of $33,967 from the following long-term debt issuances:
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

During the first nine months of 2015, we redeemed $9,962 of debt, primarily consisting of the following:
•	Redemption of $899 of various senior notes in connection with the January 2015 GSF Telecom acquisition and April 2015 Nextel Mexico acquisition.
•	April 2015 redemption of €1,250 (approximately $1,975 at maturity) of AT&T 6.125% notes due 2015.
•	August 2015 redemption of $1,500 of AT&T 2.500% notes due August 2015.
•
September 2015 redemption of $1,000 of 0.800% notes due December 2015; $1,000 of 0.900% AT&T notes due February 2016; $750 of 3.125% DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. notes due February 2016; and $1,500 of 3.500% of DIRECTV senior notes due March 2016.

•
September 2015 prepayment of $1,000 of the outstanding advances under the $2,000 18-month credit agreement (the "18-Month Credit Agreement") by and between AT&T and Mizuho. (See the "Credit Facilities" discussion below.)

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.0% as of September 30, 2015, compared to 3.8% as of June 30, 2015, and 4.2% as of December 31, 2014. We had $126,042 of total notes and debentures outstanding at September 30, 2015, which included Euro, British pound sterling, Swiss Franc, Canadian dollar and Brazilian real denominated debt of approximately $27,073.

As of September 30, 2015, we had approximately 415 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. With the completion of the DIRECTV acquisition, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

We paid dividends of $7,311 during the first nine months of 2015, compared with $7,170 for the first nine months of 2014, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in December 2014, partially offset by the impact of the decline in shares outstanding (prior to our completion of the DIRECTV merger), due to repurchases in 2014. Dividends declared by our Board of Directors totaled $0.47 per share in the third quarter and $1.41 per share for the first nine months of 2015 and $0.46 per share in the third quarter and $1.38 per share for the first nine months of 2014. With significantly higher outstanding shares of AT&T common stock due to the DIRECTV merger, our total dividend payments for 2015 will be higher when compared to 2014. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2015, we had $7,535 of debt maturing within one year, $7,380 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

AT&T INC.
SEPTEMBER 30, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share amounts
Credit Facilities
We have a $5,000 revolving credit agreement with a syndicate of banks that expires in December 2018 (the "December 2018 Facility") and a $3,000 revolving credit agreement with a syndicate of banks that expires in December 2017 (the "December 2017 Facility"). There were no advances outstanding under the December 2018 Facility or the December 2017 Facility at September 30, 2015.

On January 21, 2015, we entered into a $9,155 credit agreement (the "Syndicated Credit Agreement") containing (i) a $6,286 term loan facility (the "Tranche A Facility") and (ii) a $2,869 term loan facility (the "Tranche B Facility"), with certain investment and commercial banks and Mizuho Bank, Ltd. ("Mizuho"), as administrative agent. On that date, we also entered into the 18-Month Credit Agreement with Mizuho as initial lender and agent.

On March 2, 2015, we borrowed $9,155 under the Syndicated Credit Agreement and $2,000 under the 18-Month Credit Agreement at floating interest rates. We used these advances for general corporate purposes, including acquisition related payments. Amounts borrowed under the Tranche A Facility will be due and payable on March 2, 2018. The Tranche A Facility interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 100 basis points when issued). Amounts borrowed under the Tranche B Facility will be subject to amortization from March 2, 2018, with twenty-five percent of the aggregate principal amount thereof being payable prior to March 2, 2020, and all remaining principal amount due and payable on March 2, 2020. The Tranche B Facility interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 112.5 basis points when issued). Outstanding amounts borrowed under the 18-Month Credit Agreement will be due and payable on September 2, 2016. The 18-Month Credit Agreement interest rate equals three-month LIBOR, reset quarterly, plus the Applicable Margin (or 80 basis points when issued).

At September 30, 2015, we had advances outstanding of $9,155 under the Syndicated Credit Agreement and were in compliance with all covenants. At September 30, 2015, we had advances outstanding of $1,000 under the 18-Month Credit Agreement and were in compliance with all covenants. Additional details regarding the Syndicated Credit Agreement and 18-Month Credit Agreement are available in our Annual Report on Form 10-K for the year ended December 31, 2014.

Collateral Arrangements
During the first nine months of 2015, we posted $1,496 of additional cash collateral, on a net basis, to banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2015, our debt ratio, which includes the debt raised in anticipation of our recently closed DIRECTV acquisition, was 50.8%, compared to 55.6% at June 30, 2015, and 47.6% at December 31, 2014. Our net debt ratio was 48.2% at September 30, 2015, compared to 45.3% at June 30, 2015, and 41.5% at December 31, 2014. The debt ratio is affected by the same factors that affect total capital, and reflects our debt issuances during the first half of 2015, inclusion of DIRECTV debt and additional outstanding shares of AT&T common stock in our balance sheet as of the acquisition date, and debt redemptions for the first nine months of 2015.

During 2015, we received $3,642 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities during the remainder of 2015.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,838 as of September 30, 2015, and $9,021 as of December 31, 2014, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $420 to the trust during the first nine months of 2015. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2014, 2015 and 2016. The 2014 contribution of $175 was made to the trust during the second quarter of 2015.

AT&T INC.
SEPTEMBER 30, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts
At September 30, 2015, we had interest rate swaps with a notional value of $7,050 and a fair value of $217.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign-currency-denominated debt instruments with a U.S. dollar notional value of $29,642 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,406) at September 30, 2015.

We also have foreign exchange contracts with a notional value of $23 and a fair value of $0.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of September 30, 2015.

Internal control Over Financial Reporting

There have been no changes in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the registrant's third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. Due to the timing of our acquisitions of GSF Telecom, Nextel Mexico and DIRECTV, we will exclude the operations of these recently acquired companies as we continue to evaluate the internal controls over financial reporting of each entity. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.

AT&T INC.
SEPTEMBER 30, 2015

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limit, intercarrier compensation, interconnection obligations, pending Notices of Apparent Liability, the transition from legacy technologies to IP-based infrastructure including the withdrawal of legacy TDM-based services, universal service, broadband deployment, E911 services, competition policy, net neutrality, including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation, unbundled network elements and other wholesale obligations, availability of new spectrum from the FCC on fair and balanced terms, and wireless and satellite license awards and renewals.

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

•	The extent of competition and the resulting pressure on customer and access line totals and segment operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition.
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

•	Our continued ability to attract and offer a diverse portfolio of wireless service and devices, device financing plans, and maintain margins.
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
•
The issuance by the Internal Revenue Service and/or state or foreign tax authorities of new tax regulations or changes to existing standards and actions by federal, state, local or foreign tax agencies and judicial authorities with respect to applying applicable tax laws and regulations and the resolution of disputes with any taxing jurisdictions.

•	Our ability to integrate our acquisition of DIRECTV.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•
Our increased exposure to video competition and foreign economies due to our recent acquisitions of DIRECTV and Mexican wireless properties, including foreign exchange fluctuations, as well as regulatory and political uncertainty in Latin America.

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
SEPTEMBER 30, 2015

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

AT&T INC.
SEPTEMBER 30, 2015

PART II – OTHER INFORMATION - Continued
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2015 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2015 - July 31, 2015	28,296	$-	-	414,550,000
August 1, 2015 - August 31, 2015	7,006	-	-	414,550,000
September 1, 2015 - September 30, 2015	425	-	-	414,550,000
Total	35,727	$-	-
 1 In March 2014, our Board of Directors approved a fourth authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.
[2] All shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
SEPTEMBER 30, 2015

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	2011 Incentive Plan, amended September 24, 2015
10-b	Cash Deferral Plan, amended September 24, 2015
10-c	Administrative Plan, amended September 24, 2015
10-d	Stock Purchase and Deferral Plan, amended September 24, 2015
10-e	Supplemental Life Insurance Plan, amended September 24, 2015
10-f	DIRECTV Deferred Compensation Plan for Non-Employee Directors
12	Computation of Ratios of Earnings to Fixed Charges
18	Letter regarding change in Accounting Principles
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
99.1
The unaudited consolidated balance sheets of DIRECTV as of June 30, 2015 and the consolidated statements of income, consolidated statements of cash flows and consolidated statements of stockholders' equity and comprehensive income of DIRECTV for the period ended June 30, 2015, and the notes related thereto (incorporated by reference to Item 1 of DIRECTV's Quarterly Report on Form 10-Q/A filed October 20, 2015 (SEC File No. 001-34554)).

101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2015	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer