Form 10-K
period 2015-12-31
AT&T INC.
filed 2016-02-18
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes [   ]   No [X]

Based on the closing price of $35.52 per share on June 30, 2015, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $184 billion.

At February 10, 2016, common shares outstanding were 6,151,208,898.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.'s Annual Report to Stockholders for the fiscal year ended December 31, 2015 (Parts I and II).

(2)	Portions of AT&T Inc.'s Notice of 2016 Annual Meeting and Proxy Statement dated on or about March 11, 2016 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

5.875% AT&T Inc. Global Notes due April 28, 2017	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due June 4, 2019	New York Stock Exchange

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17, 2021	New York Stock Exchange

1.45% AT&T Inc. Global Notes due June 1, 2022	New York Stock Exchange

2.50% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

1.30% AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

2.40% AT&T Inc. Global Notes due March 15, 2024	New York Stock Exchange

3.50% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange

2.60% AT&T Inc. Global Notes due December 17, 2029	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

3.375% AT&T Inc. Global Notes due March 15, 2034	New York Stock Exchange

2.45% AT&T Inc. Global Notes due March 15, 2035	New York Stock Exchange

7.00% AT&T Inc. Global Notes due April 30, 2040	New York Stock Exchange

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

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

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.'s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly-traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world's leading telecommunications providers. In connection with the merger, we changed the name of our company from "SBC Communications Inc." to "AT&T Inc." In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we also acquired BellSouth's 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. In 2014, we completed the acquisition of wireless provider Leap Wireless International, Inc. (Leap) and sold our ILEC operations in Connecticut, which we had previously acquired in 1998. In 2015, we completed acquisitions of wireless properties in Mexico and DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. Our services and products are marketed under the AT&T, Cricket, DIRECTV, SKY, Iusacell, Unefon and Nextel Mexico brand names.

Scope
We are a leading provider of communications and digital entertainment services in the United States and the world. We offer our services and products to consumers in the U.S., Mexico and Latin America and to businesses and other providers of telecommunications services worldwide. We also own and operate three regional sports networks, and retain non-controlling interests in another regional sports network and a network dedicated to game-related programming as well as Internet interactive game playing.

The services and products that we offer vary by market, and include: wireless communications, data/broadband and Internet services, digital video services, local and long-distance telephone services, telecommunications equipment, managed networking, and wholesale services. In conjunction with our July 24, 2015 acquisition of DIRECTV, we re-organized our operating subsidiaries as follows, corresponding to our operating segments for financial reporting purposes:
•
Business Solutions business units provide services to business, governmental and wholesale customers and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN), Ethernet-related products and broadband, collectively referred to as strategic business services, as well as traditional data and voice products. We utilize our wireless and wired network and are marketed to provide a complete communications solution to our business customers.

•
Entertainment Group business units provide video, internet and voice communication services to residential customers located in the U.S. or in U.S. territories. We utilize our copper and IP-based (referred to as "wired" or "wireline") network and/or our satellite technology.

•
Consumer Mobility business units provide nationwide wireless service to consumers, and wireless wholesale and resale subscribers located in the U.S. or in U.S. territories. We utilize our U.S. wireless network to provide voice and data services, including high speed internet, video entertainment and home monitoring services.

AT&T Inc.

•
International business units provide entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services.

Our Corporate and Other information includes unallocated corporate expenses, operations that are no longer integral to our operations or which we no longer actively market, our portion of results from our equity investments and impacts from corporate-wide decisions for which the individual operating segments are not being evaluated.

With continuing advances in technology and in response to changing demands from our customers, in recent years we have focused on providing broadband, video and voice services. In 2015, we purchased DIRECTV to expand our involvement in the digital entertainment space. The nationwide reach of DIRECTV and superior content-owner relationships significantly improves the economics and expands the geographic reach of our pre-existing AT&T U-verse® video service. We also purchased wireless operations in Mexico, moving quickly to build a world-class mobile business in a country with a strong economic outlook, a growing middle class and close trade, cultural and geographic ties to the U.S.  These acquisitions and our continued investment in a premier network experience make our customers' lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2016, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary.

In the United States, we now cover all major metropolitan areas and more than 300 million people with our LTE technology. We also provide 4G coverage using another technology (HSPA+), and when combined with our upgraded backhaul network, we are able to enhance our network capabilities and provide superior mobile broadband speeds for data and video services. Our wireless network also relies on other GSM digital transmission technologies for 3G and 2G data communications. As of December 31, 2015, we served more than 128 million subscribers.

As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative video and data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to face significant spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make additional spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis. To that end, we submitted winning bids for 251 Advanced Wireless Service (AWS) spectrum licenses for a near-nationwide contiguous block of high-quality AWS spectrum in the AWS-3 Auction (FCC Auction 97). The FCC announced that the 600 MHz Auction (Auction 1000) is scheduled to begin on March 29, 2016.

Also as part of our efforts to improve our network performance and help address the need for additional spectrum capacity, we are redeploying spectrum currently used for basic 2G services to support more advanced mobile Internet services on our 3G and 4G networks. We are managing this process consistent with previous network upgrades and are transitioning customers on a market-by-market basis from 2G networks to our more advanced 3G and 4G networks. We expect to fully discontinue service on our 2G networks by approximately January 1, 2017. As of December 31, 2015, about 1 percent of AT&T's postpaid subscribers used handsets only capable of using 2G services. We do not expect this transition to have a material impact on our operating results.

Business Solutions
We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both fixed and mobile, to businesses, governmental and wholesale customers worldwide.

Internet Protocol Technology
IP is generally used to describe the transmission of data, which can include voice (called voice over IP or VoIP), using a software-based technology rather than a traditional wire and physical switch-based telephone network. A company using this technology can provide voice and data services at a lower cost because this technology uses bandwidth more efficiently than a traditional network. Using this technology also presents growth opportunities especially in providing data and video services to both fixed locations and mobile devices. To take advantage of both these growth and cost-savings opportunities, we have encouraged the migration of wireline customers in our current 21-state ILEC service area to services using IP, and expect to continue this transition through at least 2020.

AT&T Inc.

Integration of Data/Broadband and Entertainment Services
As the communications industry continues to move toward Internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on expanding our high-speed Internet and video offerings and on developing IP-based services that allow customers to unite their home or business fixed services with their mobile service. During 2016, we will continue to develop and provide unique integrated video, mobile and broadband solutions.

International
We believe that the wireless model in the U.S., with exploding demand for mobile Internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. Due in part to recent changes in the legal and regulatory framework in Mexico, during 2015 we invested in Mexican wireless operations to establish a unique, seamless, cross-border North American wireless network covering 355 million people and businesses in the U.S. and Mexico. During 2016, we will continue to build a world-class mobile business and network in Mexico.

AT&T Inc.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our operating segments based on segment contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income of affiliate for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

Additional information about our segments, including financial information, is included under the heading "Segment Results" on pages 13 through 19 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS SOLUTIONS
Our Business Solutions segment provides services to business, governmental and wholesale customers and individual subscribers who purchase wireless services through employer-sponsored plans. Services in this segment are marketed to provide a complete communications solution to customers. The Business Solutions segment provided approximately 49% of 2015 segment operating revenues and 59% of our 2015 total segment contribution. We divide Business Solutions revenue into the following categories: wireless service, fixed strategic services, legacy voice and data services, other services and wireless equipment.

Wireless Service – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to approximately 73.7 million Business Solutions wireless subscribers. Our offerings are tailored to meet the communications needs of targeted customer categories, including youth, family, professionals, small businesses, government and business. We classify our subscribers as either postpaid, connected device or reseller.

Wireless data services continue to be a growing area for this segment, representing an increasing share of overall subscriber revenue. We are experiencing solid growth as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices, are using data-centric devices such as tablets and connected cars and are utilizing the network to connect and control physical devices using embedded computing systems and/or software, or the Internet of Things (IoT). We offer Mobile Share plans which allow sharing of voice, text and data across multiple devices, AT&T NextSM (AT&T Next), a program allowing subscribers to more frequently upgrade handsets using an installment payment plan and in January 2015 began offering Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our "connected device" category (e.g., users of session-based tablets, monitoring devices and automobile systems) purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

During 2015, we offered postpaid wireless service under two alternatives: (1) for subscribers purchasing a device on installments under the AT&T Next program or for those that bring their own device, no annual service contract is signed but the device must be paid in full if the customer chooses to drop their service from AT&T; and (2) for subscribers who purchase their handset under the traditional device subsidy model, service contracts are for two year periods with an increasing portion of these subscribers receiving unlimited voice and texting services in conjunction with data services purchased through our Mobile Share plans. In late December 2015, we announced an end to offering subsidized handsets for most of our customers. Our wireless services include data and voice services, including long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers' networks when they are "roaming" outside our network footprint.

Fixed Strategic Services – Fixed strategic services (previously known as strategic business services) are our most advanced business solutions. Our offerings use high-capacity digital circuits, and allow customers to create internal data networks and to access external data networks. Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated transport services use a single direct line to transmit data between destinations.

AT&T Inc.

We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or "EVPN"). Over the past several years, we have built out our new IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include Internet access and network integration, dedicated Internet and enterprise networking services. These advanced IP-based services continued to grow during 2015 as customers shift from our older circuit-based services. We expect this trend to continue in 2016 as customers continue to use more services based on Internet access and demand ever-increasing transmission speeds, especially for video. To align with these trends, we continue to reconfigure our wireline network to take advantage of the latest technologies and services.

Network integration services include installation of business data systems, local area networking and other data networking offerings. Internet access services include a wide range of products including access service, dedicated access, web hosting, managed services, e-mail and high-speed access services. Our managed web-hosting services for businesses provide network, server and security infrastructure as well as built-in data storage and include application performance management, database management, hardware and operating system management. Our hosting services also provide customers with secure access to detailed reporting information about their infrastructure and applications. These services are rapidly evolving to a cloud delivery model, providing customers with on-demand data storage and computing capabilities from a centrally-managed network (referred to as the cloud) accessible from a variety of different devices and locations.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based and IP connectivity services. Packet services enable customers to transmit large volumes of data economically and securely and are used for local area network (LAN) interconnection and inter-office communications. High-speed packet services are used extensively by enterprise (large business) customers.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including LANs and virtual private networks. These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications. We also offer Wi-Fi service.

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided to business and governmental customers, and wholesale access to our network and individual network elements provided to competitors. We also provide wholesale switched access service to other service providers. Our circuit-based, traditional data products include switched and dedicated transport services that allow business customers to transmit data at high speeds, as well as DSL Internet access.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by either us, cable or other Internet-based providers. In addition, the continuing slow economic growth and business starts have led some wireline customers to terminate their business phone service. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2016.

Other Services – Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and equipment.

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

Wireless Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. To reduce these subsidies and provide our customers with more service options, in 2013, we launched our AT&T Next program, which allows customers to buy handsets on an installment basis in exchange for discounted service charges, along with other benefits, and we also offer new customers the opportunity to bring their own device. Due to the popularity of this program, in late December 2015, we announced that we would no longer offer subsidized equipment to the majority of customers. Accordingly, we expect equipment revenues to continue to increase in 2016 along with a proportionate decline in service revenues. We also sell accessories, such as carrying cases, hands-free devices, and other items, to consumers, as well as to agents and third-party distributors for resale.

AT&T Inc.

Additional information on our Business Solutions segment is contained in the Annual Report in the "Operating Environment Overview" section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

ENTERTAINMENT GROUP
Our Entertainment Group segment provides video, Internet and voice communication services to residential customers in the U.S. and U.S. territories. In July 2015, we acquired DIRECTV, a leading provider of digital television entertainment engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to subscribers. The Entertainment Group segment provided approximately 24% of 2015 segment operating revenues and 7% of our 2015 total segment contribution. We divide this segment's revenue into the following categories: video entertainment, high-speed Internet, legacy voice and data services, and equipment and other.

Video Entertainment – We offer video entertainment services using satellite and IP-based technologies. Our offerings are structured to provide customers with the best video experience both inside and outside of the home by offering subscribers attractive programming, technology and customer service. Due to the rising cost of programming as well as higher costs to acquire new subscribers in an increasingly competitive industry, it is even more important to distinguish and elevate our video entertainment experience for our new and existing customers.

We provide approximately 25.4 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming. For our satellite subscribers, we provide video-on-demand (VOD) by "pushing" top-rated movies onto customers' digital video recorders (DVRs) for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service. In addition, our video entertainment subscribers have the ability to use the Internet and/or our mobile applications for smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

We believe it is critical that we continue to extend our brand leadership as the premium pay-TV provider in the marketplace by providing the best video experience both at home and on mobile devices. We believe that our flexible platform that uses a combination of satellite, IP-based and cloud infrastructure with a broadband and wireless connection is the most efficient way to transport content to subscribers when and where they want it. Through this integrated approach, we're able to optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

High-Speed Internet – We offer broadband and Internet services to 12.4 million residential subscribers. Our IP-based technology provides more advanced high-speed Internet services.

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided to residential customers. Our circuit-based, traditional data products include DSL Internet access.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by either us, cable or other Internet-based providers. We have responded by offering packages of combined voice and data services, including broadband, video and wireless, and intend to continue this strategy during 2016.

Equipment and Other – Other service revenues include revenue from voice services provided over IP-based technology (VoIP) as well as revenues associated with technical support and other customer service functions and equipment.

Additional information on our Entertainment Group segment is contained in the Annual Report in the "Operating Environment Overview" section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

CONSUMER MOBILITY
This segment consists of AT&T Mobility operations that provide wireless services to consumers, and wireless wholesale and resale subscribers located in the U.S. or U.S. territories. Wireless services include data and voice services, including long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers' networks when they are "roaming" outside our network footprint. The Consumer Mobility segment provided approximately 24% of 2015 total segment operating revenues and 35% of our 2015 total segment contribution. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2015, we served nearly 55.0 million Consumer Mobility subscribers, including 28.8 million postpaid, 11.5 million prepaid, 13.7 million reseller and 929,000 connected devices. We divide our revenue into the following categories: postpaid wireless, prepaid wireless, other services, and equipment.

Postpaid Wireless – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans. Wireless data services continue to be a growing area of Consumer Mobility's business, representing an increasing share of overall subscriber revenue. Subscribers continue to upgrade their handsets to more advanced integrated devices, contributing to growth from wireless data services. We offer Mobile Share plans which allow sharing of voice, text and data across multiple devices, AT&T Next, a program allowing subscribers to more frequently upgrade handsets using an installment payment plan and in January 2015 began offering Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our "connected device" category (e.g., users of session-based tablets, monitoring devices and automobile systems) purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

During 2015, we offered postpaid wireless service under two alternatives: (1) for subscribers purchasing a device on installments under the AT&T Next program or for those that bring their own device, no annual service contract is signed but the device must be paid in full if the customer chooses to drop their service from AT&T; and (2) for subscribers who purchase their equipment under the traditional device subsidy model, service contracts are for two year periods with an increasing portion of these subscribers receiving unlimited voice and texting services in conjunction with data services purchased through our Mobile Share plans. Market maturity, competition and the migration of subscribers to employer plans offered by our Business Solutions segment have slowed the growth in subscribers.

Prepaid Wireless – We offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. Services are offered under the Cricket or Go Phone brands and are typically monthly prepaid services.

Other Service – Other services includes consulting, revenues from advertising, application and co-location services as well as fees we charge to other carriers for providing roaming services to their customers when their customers utilize our network.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. To reduce these subsidies and provide our customers with more service options, in 2014, we launched our AT&T Next program, which allows customers to buy handsets on an installment basis in exchange for discounted service charges, along with other benefits, and we also offer new customers the opportunity to bring their own device. Due to the popularity of this program, in late December 2015, we announced that we would no longer offer subsidized equipment. Accordingly, we expect equipment revenues to continue to increase in 2016 along with a proportionate decline in service revenues. We also sell accessories, such as carrying cases, hands-free devices, and other items, to consumers, as well as to agents and third-party distributors for resale.

Additional information on our Consumer Mobility segment is contained in the Annual Report in the "Operating Environment Overview" section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

INTERNATIONAL
Our International segment business units provide video entertainment services to residential customers in Latin America and wireless data and voice communication services to consumer and business customers in Mexico. The International segment provided approximately 3% of 2015 segment operating revenues. We divide our revenue into the following categories: video entertainment, wireless, and equipment.

Video Entertainment – We are a leading provider of digital television services throughout Latin America, providing a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands. We believe we provide one of the most extensive collections of programming available in the Latin America pay television market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis with an operational cost structure that we believe to be lower than that of our competition.

We have approximately 12.5 million video subscribers in Latin America. Our operations are comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Venezuela and certain other countries in the region, and SKY Brasil Servicos Ltda., or SKY Brasil, which is a 93% owned subsidiary. Our Latin American operations also include our 41% equity method investment in Innova, S. de R.L. de C.V., or SKY Mexico, which we include in our International segment. As of December 31, 2015, PanAmericana had approximately 7.1 million subscribers, SKY Brasil had approximately 5.4 million subscribers.

To subscribe to the DIRECTV or SKY service, customers sign up for our video service directly through us or our regional retailers, or independent satellite television retailers or dealers. We offer postpaid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. In addition, we offer prepaid service for customers that desire payment and commitment flexibility. These customers may purchase a standard-definition receiver and antenna and pre-pay their DIRECTV service through one or more means, such as the purchase of a rechargeable card that they can acquire at a retailer or local kiosk. The video service will automatically disconnect once the balance of the customer's pre-payment expires.

In addition to traditional pay-television services, in Latin America we continue to focus on selectively pursuing opportunities to acquire wireless spectrum and, where we have acquired spectrum, to build out a technologically robust and profitable fixed wireless broadband service in areas where we have an existing subscriber base and there are weak competitive wireline offerings or access to broadband is limited. We currently have spectrum holdings that cover approximately 50 million households across Argentina, Brazil, Colombia, Venezuela and Peru.

Wireless – We offer postpaid and prepaid wireless services to approximately 8.7 million subscribers under the AT&T, Iusacell, Unefon and Nextel Mexico brands. Postpaid services allow (1) for subscribers purchasing a device on installments or for those that bring their own device, no annual service contract is signed but the device must be paid in full if the customer chooses to drop their service from AT&T; and (2) for subscribers who purchase their equipment under the traditional device subsidy model, service contracts are for periods up to 24 months. All plans offer no roaming charges to the U.S. or Canada, unlimited minutes and messages to the extended AT&T community and unlimited social networking. We also offer prepaid services to certain customers who prefer to pay in advance.

Equipment – We sell a wide variety of handsets, including smartphones manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents or third-party retail stores.

Additional information on our International segment is contained in the Annual Report in the "Operating Environment Overview" section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2015	2014	2013
Business Solutions Segment
Wireless service	21%	23%	23%
Legacy voice and data services	12	15	17
Equipment [1]	6	6	4
Entertainment Group Segment
Video entertainment	14	5	5
Legacy voice and data services	4	6	8
Equipment [2]	-	-	-
Consumer Mobility Segment
Wireless service [3]	20	23	25
Equipment	4	4	3
International Segment
Wireless service	1	-	-
Video entertainment	1	-	-
Equipment	-	-	-
1 Includes customer premises equipment of $929 million in 2015, $979 million in 2014, and $1,046 million in 2013 that is reported as other service and equipment revenues in our Business Solutions segment.
2 Includes customer premises equipment of $22 million in 2015, $40 million in 2014, and $66 million in 2013 that is reported as other service and equipment revenues in our Entertainment Group segment.
3 Includes the combined service revenues for postpaid and prepaid services.

Additional information on our geographical distribution of revenues is contained in the Annual Report in the "Segment Geography" section beginning on page 55 and is incorporated herein by reference pursuant to General Instruction G(2).

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the Federal Communications Commission (FCC) to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC's rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically ten years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers' prices and service offerings are generally not subject to regulation, the federal government and various states are considering new regulations and legislation relating to various aspects of wireless services.

The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of our satellite services, which are licensed by the FCC. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide IP-based video service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer competitive video services. We also are supporting efforts to update and improve regulatory treatment for retail services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

In February 2015, the FCC released an order in response to the D.C. Circuit's January 2014 decision adopting new rules, and reclassifying both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under the Telecommunications Act of 1996. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband Internet access services. The FCC also asserted jurisdiction over Internet interconnection arrangements, which until now have been unregulated. These actions could have an adverse impact on our fixed and mobile broadband services and operating results. AT&T and several other parties, including US Telecom and CTIA trade groups, have appealed the FCC's order.

AT&T Inc.

Our ILEC subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to compensate our wireline subsidiaries for the use of their networks by other carriers.

Our subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided.

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings "Operating Environment Overview" beginning on page 22 and "Regulatory Developments" beginning on page 24 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline, satellite or wireless services and regulation affecting those rights is contained in the Annual Report under the heading "Operating Environment Overview" beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the U.S. and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2015, 2014 or 2013.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading "Competition" beginning on page 24, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking; advanced network design and architecture; network and cyber security; network operations support systems; satellite technology; and data mining techniques. The majority of the development activities are performed by AT&T Services, Inc. The developers within AT&T Services, Inc. work with our business units to create new services and invent tools and systems to manage secure and reliable networks for us and our customers. In recent years, we initiated a technology outreach effort aimed at venture capital funded startups with the objective of rapidly introducing new solutions, products and applications developed by third parties. We also have a research agreement with Ericsson. Research and development expenses were $1,693 million in 2015, $1,730 million in 2014, and $1,488 million in 2013.

EMPLOYEES

As of January 31, 2016, we employed approximately 281,000 persons. Approximately 45 percent of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. Four-year contracts covering approximately 24,000 traditional wireline employees in our Southeast region were ratified on December 4, 2015. Contracts covering approximately 9,000 mobility employees in the Southwest region and nearly 16,000 traditional wireline employees in our West region will expire in 2016. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. A separate contract covering only benefits with approximately 40,000 employees in our mobility business expires in 2016, though there is a no strike/no lock-out clause. Contracts covering wages and other non-benefit working terms for these mobility employees are structured on a regional basis.

At December 31, 2015, we had approximately 322,422 retirees who, along with their dependents, were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading "Risk Factors" on pages 36 through 39 which is incorporated herein by reference pursuant to General Instruction G(2).

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, intercarrier compensation, interconnection obligations, pending Notices of Apparent Liability, the transition from legacy technologies to IP-based infrastructure including the withdrawal of legacy TDM-based services, universal service, broadband deployment, E911 services, competition policy, net neutrality, including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation, unbundled network elements and other wholesale obligations, multi-channel video programming distributor services and equipment, availability of new spectrum from the FCC on fair and balanced terms, and wireless and satellite license awards and renewals.

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

•	The extent of competition including from governmental networks and other providers and the resulting pressure on customer and access line totals and segment operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition.
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

•	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation, including without limitation, patent and product safety claims by or against third parties.

AT&T Inc.

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
•
Our increased exposure to video competition and foreign economies due to our recent acquisitions of DIRECTV and Mexican wireless properties, including foreign exchange fluctuations , as well as regulatory and political uncertainty in Latin America.

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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2015, central office equipment represented 30%; outside plant (including cable, wiring and other non-central office network equipment) represented approximately 25%; satellites represented 1%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 26%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 6%.

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

(b)
San Diego County Inquiry Involving Cricket Communications, Inc.  In February 2014, the San Diego County Air Pollution Control District initiated investigation into alleged violations of California regulations governing removal, handling and disposal of asbestos containing materials arising from an independent dealer's demolition and construction activity in preparation to install upgraded point of purchase and fixtures in accordance with Cricket Dealer Guidelines. While the independent dealer was in sole control of contractors performing the work at issue, the County has focused on Cricket Communications dealer agreement terms and interactions with the independent dealer as a basis for asserting direct liability against Cricket Communications, Inc. After exchanges of information and discussions, in November 2015, the County issued a penalty demand in excess of one hundred thousand dollars. We continue communications with the County with a view for resolution of this matter, and in no event expect monetary settlement amounts including penalties will be material.

(c)
South Coast Air Quality  On January 15, 2016, AT&T Mobility received an offer to enter into an administrative settlement with California's South Coast Air Quality Management District associated with a Notice of Violation (NOV) received previously, in 2015. The 2015 NOV alleged violations of local environmental air permitting and emissions rules issued by the District in connection with operation of a back-up power generator system at one AT&T Mobility facility. The January 2016 letter followed discussions directed to resolution of the issues raised in the NOV. Based on the terms of the offer, it is likely that AT&T Mobility may pay civil penalties in excess of one hundred thousand dollars, but in no event an amount that would be material.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2016)

Name	Age	Position	Held Since

Randall L. Stephenson	55	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	60	Senior Executive Vice President – Human Resources	6/2007
James W. Cicconi	63	Senior Executive Vice President – External and Legislative Affairs	11/2008
Ralph de la Vega	64	Vice Chairman, AT&T Inc. and Chief Executive Officer, AT&T Business Solutions and AT&T International, LLC	2/2016
John M. Donovan	55	Chief Strategy Officer and Group President – AT&T Technology and Operations	2/2016
David S. Huntley	57	Chief Compliance Officer	12/2014
Lori M. Lee	50	Senior Executive Vice President and Global Marketing Officer	4/2015
David R. McAtee II	47	Senior Executive Vice President and General Counsel	10/2015
John T. Stankey	53	Chief Executive Officer-AT&T Entertainment Group, AT&T Services, Inc.	7/2015
John J. Stephens	56	Senior Executive Vice President and Chief Financial Officer	6/2011

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. McAtee. Mr. McAtee was a partner of Haynes and Boone, LLP, a law firm based in Dallas, Texas, from January 2002 to December 2011. Mr. McAtee joined AT&T as Senior Vice President and Assistant General Counsel in January 2012. He served as Senior Associate General Counsel from March 2015 to September 2015. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2015 and 2014 was 1,074,894 and 1,093,818. The number of stockholders of record as of February 10, 2016, was 1,070,877. We declared dividends, on a quarterly basis, totaling $1.89 per share in 2015 and $1.85 per share in 2014.

Other information required by this Item is included in the Annual Report under the headings "Quarterly Financial Information" on page 79, "Selected Financial and Operating Data" on page 10, and "Stock Trading Information" on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) In July 2012, the Board of Directors approved an authorization to repurchase 300 million shares, which we completed in May 2013. In March 2013, our Board of Directors approved an authorization to repurchase up to an additional 300 million shares of our common stock.  In March 2014, our Board of Directors approved another authorization to repurchase up to an additional 300 million shares of our common stock. For the year ended December 31, 2015, we repurchased 8 million shares for distribution through our employee benefit plans totaling $269 under the March 2013 authorization. For the year ended December 31, 2014, we repurchased 48 million shares totaling $1,617 under the March 2013 authorization. With the completion of the DIRECTV acquisition, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

To implement these authorizations, we used open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

A summary of our repurchases of common stock during the fourth quarter of 2015 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

October 1, 2015 - October 31, 2015	5,912	$-	-	414,550,000
November 1, 2015 - November 30, 2015	2,500,377	33.14	2,500,000	412,050,000
December 1, 2015 - December 31, 2015	5,511,183	33.77	5,500,000	406,550,000
Total	8,017,472	$33.57	8,000,000
[1]
 In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorizations have no expiration date.

[2]		Of the shares purchased, 17,472 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T Inc.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading "Selected Financial and Operating Data" on page 10, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Information required by this Item is included in the Annual Report on pages 11 through 40, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading "Market Risk" on page 35, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 41 through 79, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting

(a)  Management's Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T's internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of DIRECTV and Mexico wireless operations (Mexico), which we acquired in 2015. At December 31, 2015 and for the period from acquisition through December 31, 2015, total assets and operating revenues subject to DIRECTV's internal control over financial reporting represented 20.3% and 9.9% of AT&T's consolidated total assets and total revenues as of and for the year ended December 31, 2015. At December 31, 2015 and for the period from acquisition through December 31, 2015, total assets and operating revenues subject to Mexico's internal control over financial reporting represented 1.6% and 1.3% of AT&T's consolidated total assets and total revenues as of and for the year ended December 31, 2015. Based on its assessment, AT&T management believes that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

AT&T Inc.

(b)  Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 81, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's definitive proxy statement, dated on or about March 11, 2016 (Proxy Statement) under the heading "Election of Directors."

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Di Piazza, Jr., Madonna, McCallister, and Mses. Taylor and Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Audit Committee."

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

Information required by this Item is included in the registrant's Proxy Statement, under the heading "Compensation of Directors," and the pages beginning with the heading "Summary Compensation Table," and ending with, and including, the page immediately before the heading "Equity Compensation Plan Information" which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant's Proxy Statement under the heading "Common Stock Ownership," which is incorporated herein by reference pursuant to General Instruction G(3).

Information required by Item 201(d) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Equity Compensation Plan Information."

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
(1) Report of Independent Registered Public Accounting Firm                                                                                                                                              *
Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income                                                                                                                                                                                                 *
Consolidated Statements of Comprehensive Income                                                                                                                                                      *
Consolidated Balance Sheets                                                                                                                                                                                                                  *
Consolidated Statements of Cash Flows                                                                                                                                                                                     *
Consolidated Statements of Changes in Stockholders' Equity                                                                                                                              *
Notes to Consolidated Financial Statements                                                                                                                                                                           *

*	Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2015. (See Part II.)
                                                                                                                                                                                                                   Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts                                                                                                                                                                                   24

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

Exhibit Number
2	Agreement and Plan of Merger, dated as of May 18, 2014, among AT&T Inc., DIRECTV and Steam Merger Sub LLC. (Exhibit 10.1 to Form 8-K dated May 18, 2014.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013. (Exhibit 3.1 to Form 8-K dated December 13, 2013.)

3-b	Bylaws amended December 18, 2015. (Exhibit 3 to Form 8-K dated December 18, 2015.)

4-a
No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f, 4-g, 4-h, 4-i, and 4-j below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

AT&T Inc.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for 2011.)

4-c
Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., Southwestern Bell Telephone Company, Illinois Bell Telephone Company, The Ohio Bell Telephone Company, The Southern New England Telephone Company, Southern New England Telecommunications Corporation, and Wisconsin Bell, Inc.  (Exhibit 4-d to Form 10-K for 2011.)

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

4-e	Guarantee of certain obligations of BellSouth Corp. (Exhibit 4-f to Form 10-K for 2011.)

4-f	Cingular Third Supplemental Indenture. (Exhibit 4-g to Form 10-K for 2011.)

4-g	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee. (Exhibit 4.1 to Form 8-K dated May 15, 2013.)

4-h	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2013.)

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

10-a	2011 Incentive Plan, amended September 24, 2015. (Exhibit 10-a to Form 10-Q filed for September 30, 2015.)

10-b	Supplemental Life Insurance Plan, amended and restated effective September 24, 2015. (Exhibit 10-e to Form 10-Q filed for September 30, 2015.)

10-c	Supplemental Retirement Income Plan, amended and restated December 31, 2008. (Exhibit 10-e to Form 10-K for 2013.)

10-d	2005 Supplemental Employee Retirement Plan, amended December 18, 2014. (Exhibit 10.1 to Form 8-K dated December 18, 2014.)

10-e
Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later) as amended through April 1, 2002. (Exhibit 10-g to Form 10-K for 2013.)

10-f	Salary and Incentive Award Deferral Plan, dated December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-g	Stock Savings Plan, dated December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-h	Stock Purchase and Deferral Plan, amended September 24, 2015. (Exhibit 10-d to Form 10-Q filed for September 30, 2015.)

AT&T Inc.

10-i	Cash Deferral Plan, amended and restated September 24, 2015. (Exhibit 10-b to Form 10-Q filed for September 30, 2015.)

10-j
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-k	Officer Disability Plan, amended and restated effective January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-l	AT&T Inc. Health Plan, amended July 28, 2015 and effective January 1, 2016.

10-m	Pension Benefit Makeup Plan No.1, amended and restated December 31, 2011.

10-n	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-o	Administrative Plan, amended and restated effective September 24, 2015. (Exhibit 10-c to Form 10-Q filed for September 30, 2015.)

10-p	AT&T Inc. Non-Employee Director Stock and Deferral Plan, amended September 25, 2015. (Exhibit 99.1 to Form 8-K dated September 25, 2015.)

10-q	AT&T Inc. Non-Employee Director Stock Purchase Plan, effective June 27, 2008. (Exhibit 10-t to Form 10-K for 2013.)

10-r	Communications Concession Program for Directors, amended and restated February 1, 2013. (Exhibit 10-aa to Form 10-K for 2012.)

10-s	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-t	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-u
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-aa to Form 10-K for 2013.)

10-v	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

	10-v(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-w	AT&T Corp. Non-Qualified Pension Plan, as amended and restated effective December 31, 2008. (Exhibit 10-cc to Form 10-K for 2013.)

10-x	AT&T Corp. Excess Benefit and Compensation Plan, as amended and restated effective December 31, 2008. (Exhibit 10-dd to Form 10-K for 2013.)

10-y	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

10-z	BellSouth Corporation Deferred Compensation Plan for Non-Employee Directors, dated March 9, 1984. (Exhibit 10-uu to Form 10-K for 2011.)

AT&T Inc.

10-aa	BellSouth Corporation Director's Compensation Deferral Plan, as amended and restated effective as of January 1, 2005. (Exhibit 10-vv to Form 10-K for 2011.)
10-bb	BellSouth Corporation Stock and Incentive Compensation Plan, as amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

	10-bb(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

	10-bb(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-hh(ii) to Form 10-K for 2013.)

10-cc	BellSouth Corporation Supplemental Executive Retirement Plan, amended December 18, 2014. (Exhibit 10.2 to Form 8-K dated December 18, 2014.)

10-dd	BellSouth Nonqualified Deferred Income Plan, as amended and restated May 1, 2012. (Exhibit 10-fff to Form 10-K for 2012.)

10-ee	Cingular Wireless Cash Deferral Plan, effective November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

10-ff	AT&T Mobility 2005 Cash Deferral Plan, effective January 1, 2005. (Exhibit 10-lll to Form 10-K for 2011.)

10-gg	Equalization Agreement for John Stankey. (Exhibit 10.1 to Form 8-K dated August 20, 2015.)

10-hh	Agreement between D. Wayne Watts and AT&T Inc. (Exhibit 10.2 to Form 8-K dated August 20, 2015.)

10-ii
$9,155,000,000 Term Loan Credit Agreement, dated January 21, 2015, among AT&T, certain lenders named therein and Mizuho Bank, Ltd., as administrative agent. (Exhibit 10.1 to Form 8-K dated January 21, 2015.)

10-jj	$2,000,000,000 Term Loan Credit Agreement, dated January 21, 2015, between AT&T and Mizuho Bank, Ltd., as initial lender and agent. (Exhibit 10.2 to Form 8-K dated January 21, 2015.)

10-kk
$12,000,000,000 Amended and Restated Credit Agreement, dated December 11, 2015, among AT&T, certain lenders named therein and Citibank, N.A., as administrative agent. (Exhibit 10 to Form 8-K dated December 15, 2015.)

12	Computation of Ratios of Earnings to Fixed Charges.

13	Portions of AT&T's Annual Report to Stockholders for the fiscal year ended December 31, 2015. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP, independent registered public accounting firm for AT&T.

24	Powers of Attorney.

31	Rule 13a-14(a)/15d-14(a) Certifications

AT&T Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

99	Supplemental Interim Financial Information

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (c)	Deductions (d)	Balance at End of Period

Year 2015	$454	1,416	-	214	1,380	$704
Year 2014	$483	1,032	(32)	-	1,029	$454
Year 2013	$547	954	(30)	-	988	$483

(a)	Includes amounts previously written off which were credited directly to this account when recovered. Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.
(b)	Includes amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Acquisitions of DIRECTV and wireless properties in Mexico in 2015.
(d)	Amounts written off as uncollectible, or related to divested entities.

Schedule II - Sheet 2

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions (b)	Deductions (c)	Balance at End of Period

Year 2015	$1,182	283	373	420	117	$2,141
Year 2014	$927	-	445	-	190	$1,182
Year 2013	$886	94	-	-	53	$927

(a)	Includes current year reclassifications from other balance sheet accounts.
(b)	Acquisitions of DIRECTV and wireless properties in Mexico in 2015.
(c)           Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2016.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer February 18, 2016

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Samuel A. Di Piazza, Jr.*	John B. McCoy*
Richard W. Fisher*	Beth E. Mooney*
Scott T. Ford*	Joyce M. Roché*
Glenn H. Hutchins*	Matthew K. Rose*
William E. Kennard*	Cynthia B. Taylor*
Jon C. Madonna*	Laura D'Andrea Tyson*
* by power of attorney