Form 10-Q
period 2016-03-31
AT&T INC.
filed 2016-05-05
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At April 30, 2016, there were 6,156 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

Operating Revenues
Service	$37,101	$28,962
Equipment	3,434	3,614
Total operating revenues	40,535	32,576

Operating Expenses
Cost of services and sales
Equipment	4,375	4,546
Broadcast, programming and operations	4,629	1,122
Other cost of services (exclusive of depreciation
and amortization shown separately below)	9,396	8,812
Selling, general and administrative	8,441	7,961
Depreciation and amortization	6,563	4,578
Total operating expenses	33,404	27,019
Operating Income	7,131	5,557
Other Income (Expense)
Interest expense	(1,207)	(899)
Equity in net income of affiliates	13	-
Other income (expense) – net	70	70
Total other income (expense)	(1,124)	(829)
Income Before Income Taxes	6,007	4,728
Income tax expense	2,122	1,389
Net Income	3,885	3,339
Less: Net Income Attributable to Noncontrolling Interest	(82)	(76)
Net Income Attributable to AT&T	$3,803	$3,263
Basic Earnings Per Share Attributable to AT&T	$0.62	$0.63
Diluted Earnings Per Share Attributable to AT&T	$0.61	$0.63
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,172	5,203
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,190	5,219
Dividends Declared Per Common Share	$0.48	$0.47
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2016	2015
Net income	$3,885	$3,339
Other comprehensive income, net of tax:
Foreign currency:
Foreign currency translation adjustment, net of taxes of $(10) and $(104)	(44)	(186)
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $(15) and $19	(26)	33
Reclassification adjustment included in net income, net of taxes of $(2) and $(3)	(3)	(5)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $67 and $(190)	124	(354)
Reclassification adjustment included in net income, net of taxes of $5 and $4	10	7
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131) and $(131)	(215)	(215)
Other comprehensive income (loss)	(154)	(720)
Total comprehensive income	3,731	2,619
Less: Total comprehensive income attributable to noncontrolling interest	(82)	(76)
Total Comprehensive Income Attributable to AT&T	$3,649	$2,543
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$10,008	$5,121
Accounts receivable - net of allowances for doubtful accounts of $697 and $704	16,070	16,532
Prepaid expenses	1,378	1,072
Other current assets	10,545	13,267
Total current assets	38,001	35,992
Property, plant and equipment	309,380	306,227
Less: accumulated depreciation and amortization	(185,926)	(181,777)
Property, Plant and Equipment – Net	123,454	124,450
Goodwill	104,651	104,568
Licenses	94,130	93,093
Customer Lists and Relationships - Net	17,197	18,208
Other Intangible Assets – Net	9,108	9,409
Investments in Equity Affiliates	1,594	1,606
Other Assets	15,503	15,346
Total Assets	$403,638	$402,672

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$8,399	$7,636
Accounts payable and accrued liabilities	26,169	30,372
Advanced billing and customer deposits	4,550	4,682
Accrued taxes	2,455	2,176
Dividends payable	2,955	2,950
Total current liabilities	44,528	47,816
Long-Term Debt	122,104	118,515
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	57,489	56,181
Postemployment benefit obligation	34,114	34,262
Other noncurrent liabilities	20,998	22,258
Total deferred credits and other noncurrent liabilities	112,601	112,701

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2016 and
December 31, 2015: issued 6,495,231,088 at March 31, 2016 and December 31, 2015)	6,495	6,495
Additional paid-in capital	89,414	89,763
Retained earnings	34,506	33,671
Treasury stock (339,006,986 at March 31, 2016 and 350,291,239
at December 31, 2015, at cost)	(12,163)	(12,592)
Accumulated other comprehensive income	5,180	5,334
Noncontrolling interest	973	969
Total stockholders' equity	124,405	123,640
Total Liabilities and Stockholders' Equity	$403,638	$402,672
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2016	2015
Operating Activities
Net income	$3,885	$3,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,563	4,578
Undistributed earnings from investments in equity affiliates	(13)	-
Provision for uncollectible accounts	374	285
Deferred income tax expense	1,346	252
Net gain from sale of investments, net of impairments	(44)	(33)
Changes in operating assets and liabilities:
Accounts receivable	627	739
Other current assets	612	408
Accounts payable and accrued liabilities	(4,006)	(1,817)
Retirement benefit funding	(140)	(140)
Other - net	(1,304)	(873)
Total adjustments	4,015	3,399
Net Cash Provided by Operating Activities	7,900	6,738

Investing Activities
Construction and capital expenditures:
Capital expenditures	(4,451)	(3,848)
Interest during construction	(218)	(123)
Acquisitions, net of cash acquired	(165)	(19,514)
Dispositions	81	8
Sale of securities, net	445	1,890
Net Cash Used in Investing Activities	(4,308)	(21,587)

Financing Activities
Issuance of long-term debt	5,978	16,572
Repayment of long-term debt	(2,296)	(596)
Issuance of treasury stock	89	8
Dividends paid	(2,947)	(2,434)
Other	471	(2,860)
Net Cash Provided by Financing Activities	1,295	10,690
Net increase (decrease) in cash and cash equivalents	4,887	(4,159)
Cash and cash equivalents beginning of year	5,121	8,603
Cash and Cash Equivalents End of Period	$10,008	$4,444

Cash paid (received) during the three months ended March 31 for:
Interest	$1,459	$1,021
Income taxes, net of refunds	$477	$(247)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2016
	Shares	Amount

Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,763
Issuance of treasury stock		(41)
Share-based payments		(308)
Balance at end of period		$89,414

Retained Earnings
Balance at beginning of year		$33,671
Net income attributable to AT&T ($0.61 per diluted share)		3,803
Dividends to stockholders ($0.48 per share)		(2,968)
Balance at end of period		$34,506

Treasury Stock
Balance at beginning of year	(350)	$(12,592)
Issuance of treasury stock	11	429
Balance at end of period	(339)	$(12,163)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$5,334
Other comprehensive loss attributable to AT&T		(154)
Balance at end of period		$5,180

Noncontrolling Interest
Balance at beginning of year		$969
Net income attributable to noncontrolling interest		82
Distributions		(78)
Balance at end of period		$973

Total Stockholders' Equity at beginning of year		$123,640
Total Stockholders' Equity at end of period		$124,405
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as "AT&T," "we" or the "Company." These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of those for the full year. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates, including the results of DIRECTV and wireless properties in Mexico for the period from acquisition to the reporting date. Our subsidiaries and affiliates operate in the communications and digital entertainment services industry, providing services and equipment that deliver voice, video and broadband services domestically and internationally.

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one quarter of our period end. We also record our proportionate share of our equity method investees' other comprehensive income (OCI) items, including cumulative translation adjustments.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been conformed to the current period's presentation, including our change in accounting to capitalize customer set-up and installations costs and amortize them over the expected economic life of the customer relationship. The consolidated statements of income also include revisions to present "Equipment" and "Broadcast, programming and operations" costs separately from "Other cost of services."

New Accounting Standards

Leases  In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding "right-of-use" assets. Leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP.

Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition. The income statement recognition appears similar to our current methodology.

ASU 2016-02 becomes effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. We have just begun our evaluation of the impact on our financial statements, as well as available adoption methods, but we believe our implementation of the revenue recognition standard discussed below could influence the timing of our adoption of ASU 2016-02.

Revenue Recognition  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) and has since modified the standard with ASU 2015-14, "Deferral of the Effective Date," ASU 2016-08, "Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," and ASU 2016-10, "Revenue from Contracts with Customers (Topic 606):  Identifying Performance Obligations and Licensing." These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules ("modified retrospective method"). We continue to evaluate the impact of the new standard and available adoption methods.

Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized. We are still in the process of evaluating these impacts. As a result of our accounting policy change for customer set-up and installation costs in 2015, we believe under the new standard that the requirement to defer such costs will not result in a significant change to our results. However, the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheets. We cannot currently estimate the impact of this change upon adoption, as the industry continues to undergo changes in how devices and services are sold to customers.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015, is shown in the table below:

	Three months ended
	March 31,
	2016	2015
Numerators
Numerator for basic earnings per share:
Net income	$3,885	$3,339
Less: Net income attributable to noncontrolling interest	(82)	(76)
Net income attributable to AT&T	3,803	3,263
Dilutive potential common shares:
Share-based payment	4	4
Numerator for diluted earnings per share	$3,807	$3,267
Denominators (000,000)
Denominator for basic earnings per share:
Weighted-average number of common shares outstanding	6,172	5,203
Dilutive potential common shares:
Share-based payment (in shares)	18	16
Denominator for diluted earnings per share	6,190	5,219
Basic earnings per share attributable to AT&T	$0.62	$0.63
Diluted earnings per share attributable to AT&T	$0.61	$0.63

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

Following our 2015 acquisitions of DIRECTV and wireless businesses in Mexico, we have additional foreign operations that are exposed to fluctuations in the exchange rates used to convert operations, assets and liabilities into U.S. dollars. Since December 31, 2015, when compared to the U.S. dollar, the Brazilian real exchange rate has appreciated 9.3%, the Argentine peso exchange rate has depreciated 13.7% and the Mexican peso exchange rate has depreciated 0.4%.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

At March 31, 2016, and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	(44)		(26)		124		-		54
Amounts reclassified from accumulated OCI	-	[1]	(3)	[2]	10	[3]	(215)	[4]	(208)
Net other comprehensive income (loss)	(44)		(29)		134		(215)		(154)
Balance as of March 31, 2016	$(1,242)		$455		$150		$5,817		$5,180

At March 31, 2015, and for the period ended:
	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$499		$741		$6,847		$8,061
Other comprehensive income (loss) before reclassifications	(186)		33		(354)		-		(507)
Amounts reclassified from accumulated OCI	-	[1]	(5)	[2]	7	[3]	(215)	[4]	(213)
Net other comprehensive income (loss)	(186)		28		(347)		(215)		(720)
Balance as of March 31, 2015	$(212)		$527		$394		$6,632		$7,341
[1]	Translation (gain) loss reclassifications are included in Other income (expense) - net in the consolidated statements of income.
[2]	(Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[3]	(Gains) losses are included in interest expense in the consolidated statements of income. See Note 6 for additional information.
[4]
 The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income (see Note 5).

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. Due to recent organizational changes and our July 24, 2015, acquisition of DIRECTV, effective for the quarter ended September 30, 2015, we revised our operating segments to align with our new management structure and organizational responsibilities. We analyze our operating segments based on segment contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income of affiliates for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

AT&T INC.
MARCH 31, 2016

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

The Business Solutions segment provides services to business, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as strategic business services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as "wired" or "wireline") to provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, Internet, voice communication and interactive and targeted advertising services to customers located in the U.S. or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers and wireless wholesale and resale subscribers located in the U.S. or in U.S. territories. We utilize our U.S. wireless network to provide voice and data services, including high-speed Internet, video, and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates.

In reconciling items to consolidated operating income and income before income taxes, Corporate and Other includes: (1) operations that are not considered reportable segments and that are no longer integral to our operations or which we no longer actively market, and (2) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Certain operating items are not allocated to our business segments:
•
Acquisition-related items include (1) operations and support items associated with the merger and integration of newly acquired businesses, and (2) the noncash amortization of intangible assets acquired in acquisitions.

•
Certain significant items include (1) noncash actuarial gains and losses from pension and other postretirement benefits, (2) employee separation charges associated with voluntary and/or strategic offers, (3) losses resulting from abandonment or impairment of assets and (4) other items for which the segments are not being evaluated.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results. Therefore, these items are also not included in each segment's reportable results.

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets to provide for the most efficient, effective and integrated service to our customers, not by operating segment, and therefore asset information and capital expenditures by segment are not presented. Depreciation is allocated based on network usage or asset utilization by segment.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2016
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,609	$10,802	$6,807	$2,508	$4,299	$-	$4,299
Entertainment Group	12,658	9,578	3,080	1,488	1,592	3	1,595
Consumer Mobility	8,328	4,912	3,416	922	2,494	-	2,494
International	1,667	1,588	79	277	(198)	14	(184)
Segment Total	40,262	26,880	13,382	5,195	8,187	$17	$8,204
Corporate and Other	273	377	(104)	17	(121)
Acquisition-related items	-	295	(295)	1,351	(1,646)
Certain significant items	-	(711)	711	-	711
AT&T Inc.	$40,535	$26,841	$13,694	$6,563	$7,131

For the three months ended March 31, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,557	$11,073	$6,484	$2,342	$4,142	$-	$4,142
Entertainment Group	5,660	4,859	801	1,065	(264)	(6)	(270)
Consumer Mobility	8,778	5,541	3,237	1,002	2,235	-	2,235
International	236	218	18	28	(10)	-	(10)
Segment Total	32,231	21,691	10,540	4,437	6,103	$(6)	$6,097
Corporate and Other	345	234	111	20	91
Acquisition-related items	-	299	(299)	121	(420)
Certain significant items	-	217	(217)	-	(217)
AT&T Inc.	$32,576	$22,441	$10,135	$4,578	$5,557

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of operating contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	First Quarter
	2016	2015
Business Solutions	$4,299	$4,142
Entertainment Group	1,595	(270)
Consumer Mobility	2,494	2,235
International	(184)	(10)
Segment Operating Contribution	8,204	6,097
Reconciling Items:
Corporate and Other	(121)	91
Merger and integration charges	(295)	(299)
Amortization of intangibles acquired	(1,351)	(121)
Employee separation charges	(25)	(217)
Gain on wireless spectrum transactions	736	-
Segment equity in net (income) loss of affiliates	(17)	6
AT&T Operating Income	7,131	5,557
Interest Expense	1,207	899
Equity in net income (loss) of affiliates	13	-
Other income (expense) - Net	70	70
Income Before Income Taxes	$6,007	$4,728

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Substantially all of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a fair value of $8,787 at March 31, 2016. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts and will be accounted for as contributions. We distributed $140 to the trust during the three months ended March 31, 2016. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We have also agreed to make a cash contribution to the trust of $175 no later than the due date of our federal income tax return for 2015.

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

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	Three months ended
	March 31,
	2016	2015
Pension cost:
Service cost – benefits earned during the period	$278	$299
Interest cost on projected benefit obligation	495	474
Expected return on assets	(778)	(826)
Amortization of prior service credit	(26)	(26)
Net pension (credit) cost	$(31)	$(79)

Postretirement cost:
Service cost – benefits earned during the period	$48	$55
Interest cost on accumulated postretirement benefit obligation	243	242
Expected return on assets	(89)	(105)
Amortization of prior service credit	(319)	(320)
Net postretirement (credit) cost	$(117)	$(128)

Combined net pension and postretirement (credit) cost	$(148)	$(207)

The increase of $59 in the first quarter of 2016 is primarily due to a lower expected return on assets resulting from a decrease in the value in the plan assets.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2016 and 2015, net supplemental retirement pension benefits costs not included in the table above, were $23 and $20, respectively.

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

The fair value measurements level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2015.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities and other financial instruments, are summarized as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$129,229	$137,865	$124,847	$128,993
Bank borrowings	4	4	4	4
Investment securities	2,592	2,592	2,704	2,704
[1] Includes credit agreement borrowings.

The carrying value of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets. The carrying and fair values included above reflect our March 2016 debt exchange of $16,049 of DIRECTV notes for AT&T global notes with matching terms.

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2016, and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,111	$-	$-	$1,111
International equities	541	-	-	541
Fixed income bonds	-	676	-	676
Asset Derivatives[1]
Interest rate swaps	-	197	-	197
Cross-currency swaps	-	519	-	519
Liability Derivatives[1]
Cross-currency swaps	-	(2,582)	-	(2,582)
 [1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,132	$-	$-	$1,132
International equities	569	-	-	569
Fixed income bonds	-	680	-	680
Asset Derivatives[1]
Interest rate swaps	-	136	-	136
Cross-currency swaps	-	556	-	556
Foreign exchange contracts	-	3	-	3
Liability Derivatives[1]
Cross-currency swaps	-	(3,466)	-	(3,466)
 [1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $99 have maturities of less than one year, $308 within one to three years, $65 within three to five years, and $204 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments and customer deposits are recorded in "Other current assets" and our investment securities are recorded in "Other Assets" on the consolidated balance sheets.

Derivative Financial Instruments
We enter into derivative transactions to manage certain market risks, primarily interest rate risk and foreign currency exchange risk. This includes the use of interest rate swaps, interest rate locks, foreign exchange forward contracts and combined interest rate foreign exchange contracts (cross-currency swaps). We do not use derivatives for trading or speculative purposes. We record derivatives on our consolidated balance sheets at fair value that is derived from observable market data, including yield curves and foreign exchange rates (all of our derivatives are Level 2). Cash flows associated with derivative instruments are presented in the same category on the consolidated statements of cash flows as the item being hedged.

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2016, and March 31, 2015, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro, British pound sterling, Canadian dollar and Swiss franc denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominations to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated rate to a fixed U.S. dollar denominated interest rate.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2016, and March 31, 2015, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the three months ended March 31, 2016, and March 31, 2015, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2016, we had posted collateral of $1,743 (a deposit asset) and held collateral of $111 (a receipt liability). Under the agreements, if our credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in March, we would have been required to post additional collateral of $130. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P) and below Baa3 (Moody's), we would owe an additional $195. At December 31, 2015, we had posted collateral of $2,343 (a deposit asset) and held collateral of $124 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following is the notional amount of our outstanding derivative positions:

	March 31,	December 31,
	2016	2015
Interest rate swaps	$7,050	$7,050
Cross-currency swaps	29,642	29,642
Foreign exchange contracts	3	100
Total	$36,695	$36,792

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended
	March 31,	March 31,
	2016	2015
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$66	$41
Gain (Loss) on long-term debt	(66)	(41)

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,	March 31,
Cash Flow Hedging Relationships	2016	2015
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$191	$(228)
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	(316)
Interest income (expense) reclassified from accumulated OCI into income	(15)	(11)

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

DIRECTV  In July 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. For accounting purposes, the transaction was valued at $47,409. Our operating results include the results of DIRECTV following the acquisition date.

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework, other than long-term debt assumed in the acquisition (see Note 6). The income approach was primarily used to value the intangible assets, consisting of acquired customer relationships, orbital slots and trade names. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used primarily for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

The fair value estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectable. We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of acquisition. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the DIRECTV assets acquired and liabilities assumed and related deferred income taxes that existed as of the acquisition date.

Assets acquired
Cash	$4,797
Accounts receivable	2,026
All other current assets	1,535
Property, plant and equipment	9,331
Intangible assets not subject to amortization
Orbital slots	11,946
Trade name	1,371
Intangible assets subject to amortization
Customer lists and relationships	19,508
Trade name	2,915
Other	457
Investments and other assets	2,388
Goodwill	34,449
Total assets acquired	90,723

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,733
Long-term debt	20,585
Other noncurrent liabilities	16,642
Total liabilities assumed	42,960
Net assets acquired	47,763
Noncontrolling interest	(354)
Aggregate value of consideration paid	$47,409

Purchased goodwill is not expected to be deductible for tax purposes. The goodwill was allocated to our Entertainment Group and International segments.

Nextel Mexico  In April 2015, we completed our acquisition of the subsidiaries of NII Holdings Inc., operating its wireless business in Mexico, for $1,875, including approximately $427 of net debt and other adjustments. The subsidiaries offered service under the name Nextel Mexico.

The purchase price allocation of assets acquired was: $376 in licenses, $1,167 in property, plant and equipment, $128 in customer lists and $193 of goodwill. The goodwill was allocated to our International segment.

GSF Telecom  In January 2015, we acquired Mexican wireless company GSF Telecom Holdings, S.A.P.I. de C.V. (GSF Telecom) for $2,500, including net debt of approximately $700. GSF Telecom offered service under both the Iusacell and Unefon brand names in Mexico.

The purchase price allocation of assets acquired was: $735 in licenses, $658 in property, plant and equipment, $378 in customer lists, $26 in trade names and $956 of goodwill. The goodwill was allocated to our International segment.

AWS-3 Auction  In January 2015, we submitted winning bids of $18,189 in the Advanced Wireless Service (AWS)-3 Auction (FCC Auction 97) a portion of which represented spectrum clearing and First Responder Network Authority funding. We provided the Federal Communications Commission (FCC) an initial down payment of $921 in October 2014 and paid the remaining $17,268 in the first quarter of 2015.

AT&T INC.
MARCH 31, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months, with the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of March 31, 2016, and December 31, 2015, gross equipment installment receivables of $5,079 and $5,719 were included on our consolidated balance sheets, of which $3,007 and $3,239 are notes receivable that are included in "Accounts receivable - net."
In 2014, we entered into the first of a series of uncommitted agreements pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under these agreements, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Under the terms of the arrangements, we continue to bill and collect on behalf of our customers for the receivables sold.
The following table sets forth a summary of equipment installment receivables sold during the three months ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
Gross receivables sold	$2,482	$2,635
Net receivables sold[1]	2,256	2,381
Cash proceeds received	1,521	1,524
Deferred purchase price recorded	719	858
[1] Receivables net of allowance, imputed interest and trade-in right guarantees.

The deferred purchase price is initially recorded at estimated fair value, which is based on remaining installment payments expected to be collected, adjusted by the expected timing and value of device trade-ins, and subsequently carried at the lower of cost or net realizable value. The estimated value of the device trade-ins considers prices offered to us by independent third parties that contemplate changes in value after the launch of a device model. The fair value measurements used are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 6).
During the first quarter of 2016, we repurchased installment receivables previously sold to the Purchasers, with a fair value of $532. These transactions reduced our current deferred purchase price receivable by $539, resulting in a loss of $7 during the quarter. This loss is included in "Selling, general and administrative" in the consolidated statements of income.
At March 31, 2016, and December 31, 2015, our deferred purchase price receivable was $2,975 and $2,961, respectively, of which $1,469 and $1,772 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.
The sales of equipment installment receivables did not have a material impact on our consolidated statements of income or to "Total Assets" reported on our consolidated balance sheets. We reflect the cash flows related to the arrangement as operating activities in our consolidated statements of cash flows because the cash received from the Purchasers upon both the sale of the receivables and the collection of the deferred purchase price is not subject to significant interest rate risk.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share and per subscriber amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services both domestically and internationally. During 2015, we completed our acquisitions of DIRECTV and wireless properties in Mexico, and the following discussion of changes in our operating revenues and expenses is affected by the timing of these acquisitions. In accordance with U.S. generally accepted accounting principles (GAAP), operating results from acquired businesses prior to acquisition are excluded. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period's presentation.

Consolidated Results  Our financial results in the first quarter of 2016 and 2015 are summarized as follows:

	First Quarter
	2016	2015	Percent Change

Operating Revenues
Service	$37,101	$28,962	28.1%
Equipment	3,434	3,614	(5.0)
Total Operating Revenues	40,535	32,576	24.4
Operating expenses
Cost of services and sales
Equipment	4,375	4,546	(3.8)
Broadcast, programming and operations	4,629	1,122	-
Other cost of services	9,396	8,812	6.6
Selling, general and administrative	8,441	7,961	6.0
Depreciation and amortization	6,563	4,578	43.4
Total Operating Expenses	33,404	27,019	23.6
Operating Income	7,131	5,557	28.3
Income Before Income Taxes	6,007	4,728	27.1
Net Income	3,885	3,339	16.4
Net Income Attributable to AT&T	$3,803	$3,263	16.5%

Overview

Operating revenues increased $7,959, or 24.4%, in the first quarter of 2016.

Service revenues increased $8,139, or 28.1%, in the first quarter of 2016. The increase was primarily due to our 2015 acquisitions of DIRECTV and wireless operations in Mexico and gains in IP broadband and fixed strategic business services. These were partially offset by continued declines in our legacy wireline voice and data products as well as from customers choosing to purchase devices through installment payment agreements, which entitle them to a lower monthly service rate under our wireless Mobile Share plans.

Equipment revenues decreased $180, or 5.0%, in the first quarter of 2016. This decline reflects fewer wireless handset sales, additional promotional activities during 2016 and lower revenue related to customer premises equipment. Revenue declines were partially offset by the continuing trend of our wireless customers to purchase higher priced devices and an increase in customers choosing to purchase devices on installment when compared to the prior year.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating expenses increased $6,385, or 23.6%, in the first quarter of 2016.

Equipment expenses decreased $171, or 3.8%, in the first quarter of 2016. The decrease was primarily due to the decline in devices sold to postpaid subscribers, who tend to buy more expensive devices. The decrease was partially offset by increased sales volumes to our prepaid subscribers.

Broadcast, programming and operations expenses increased $3,507 in the first quarter of 2016. Broadcast costs increased due to our acquisition of DIRECTV, slightly offset by fewer AT&T U-verse® (U-verse) subscribers.

Other cost of services expenses increased $584, or 6.6%, in the first quarter of 2016. The increase was primarily due to our acquisitions of DIRECTV and Mexican wireless properties. Also contributing to higher expenses was an increase in noncash financing-related costs associated with our pension and postretirement benefits. These increases were partially offset by lower network and access charges.

Selling, general and administrative expenses increased $480, or 6.0%, in the first quarter of 2016. The increase was primarily due to our acquisitions in 2015 and increased advertising activity in 2016. The increases were largely offset by a $736 noncash gain on wireless spectrum transactions, lower wireless commission expenses and lower employee separation charges.

Depreciation and amortization expense increased $1,985, or 43.4%, in the first quarter of 2016. Amortization expense increased $1,228 due to the amortization of intangibles from recent acquisitions. Depreciation expense increased $757 primarily due to the previously mentioned acquisitions and ongoing capital spending for network upgrades.

Operating income increased $1,574, or 28.3%, in the first quarter of 2016. Our operating income margin in the first quarter increased from 17.1% in 2015 to 17.6% in 2016.

Interest expense increased $308, or 34.3%, in the first quarter of 2016. The increase was primarily due to higher average debt balances, including debt issued and debt acquired in connection with our acquisition of DIRECTV. The increases were partially offset by higher capitalized interest resulting from spectrum acquired in the Advanced Wireless Service (AWS)-3 Auction (see Note 7).

Equity in net income of affiliates increased $13 in the first quarter of 2016. This increase primarily resulted from earnings from investments acquired in our purchase of DIRECTV in the third quarter of 2015, partially offset by lower earnings from Otter Media Holdings and YP Holdings LLC.

Other income (expense) – net We had other income of $70 in the first quarter of both 2016 and 2015. Results in the first quarter of 2016 and 2015 included a net gain on the sale of investments of $44 and $33 and interest and dividend income of $29 and $19, respectively.

Income taxes increased $733, or 52.8%, in the first quarter of 2016. Our effective tax rate was 35.3% for the first quarter of 2016, compared to 29.4% for first quarter of 2015. The increase in income tax expense for the first quarter of 2016 was primarily due to higher income before income taxes in 2016. In 2015, we recognized tax benefits related to the restructuring of a portion of our Business Solutions segment, which contributed to lower income tax expense and the effective tax rate in the first quarter of 2015.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Selected Financial and Operating Data
	March 31,
Subscribers and connections in (000s)	2016	2015
Domestic wireless subscribers	130,445	121,772
Mexican wireless subscribers	9,213	5,728
North American wireless subscribers	139,658	127,500

North American branded subscribers	98,158	91,448
North American branded net additions	1,195	539

Domestic satellite video subscribers	20,112	-
U-verse video subscribers	5,260	5,993
Latin America satellite video subscribers[1]	12,436	-
Total video subscribers	37,808	5,993

Total domestic broadband connections	15,764	16,097

Network access lines in service	15,975	18,949
U-Verse VoIP connections	5,484	5,200

Debt ratio[2]	51.2%	51.5%
Net Debt Ratio[3]	47.3%	49.1%
Ratio of earnings to fixed charges[4]	4.22	4.30
Number of AT&T employees	280,870	250,790
1 Excludes subscribers of our International segment equity investments in SKY Mexico.
2 Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders' equity) and do not consider cash available to pay down debt. See our "Liquidity and Capital Resources" section for discussion.
3 Net debt ratios are calculated by deriving total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders' equity).
4 See Exhibit 12.

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

The Business Solutions segment provides services to business, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as strategic business services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as "wired" or "wireline") to provide a complete communications solution to our business customers.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The Entertainment Group segment provides video, Internet, voice communication and interactive and targeted advertising services to customers located in the U.S. or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers and wireless wholesale and resale subscribers located in the U.S. or in U.S. territories. We utilize our U.S. wireless network to provide voice and data services, including high-speed Internet, video, and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets to provide for the most efficient, effective and integrated service to our customers, not by operating segment, and therefore asset information and capital expenditures by operating segment are not presented. Depreciation is allocated based on network usage or asset utilization by segment.

We discuss capital expenditures in "Liquidity and Capital Resources."

Business Solutions
Segment Results
	First Quarter
	2016	2015	Percent Change

Segment operating revenues
Wireless service	$7,855	$7,515	4.5%
Fixed strategic services	2,786	2,549	9.3
Legacy voice and data services	4,338	4,754	(8.8)
Other service and equipment	859	846	1.5
Wireless equipment	1,771	1,893	(6.4)
Total Segment Operating Revenues	17,609	17,557	0.3

Segment operating expenses
Operations and support	10,802	11,073	(2.4)
Depreciation and amortization	2,508	2,342	7.1
Total Segment Operating Expenses	13,310	13,415	(0.8)
Segment Operating Income	4,299	4,142	3.8
Equity in Net Income (Loss) of Affiliates	-	-	-
Segment Contribution	$4,299	$4,142	3.8%

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following table highlights other key measures of performance for the Business Solutions segment:

	First Quarter
	2016	2015	Percent Change
(in 000s)
Business Wireless Subscribers
Postpaid	48,844	45,959		6.3%
Reseller	64	14	-
Connected devices [1]	26,863	20,972	28.1
Total Business Wireless Subscribers	75,771	66,945	13.2

Business Wireless Net Additions [2]
Postpaid	133	297		(55.2)
Reseller	(22)	3	-
Connected devices [1]	1,578	1,024	54.1
Business Wireless Net Subscriber Additions	1,689	1,324	27.6

Business Wireless Postpaid Churn [2,3]	1.02%	0.90%	12 BP

Business IP Broadband Connections	928	849	9.3
Business IP Broadband Net Additions	17	27	(37.0	) %
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

Operating revenues increased $52, or 0.3%, in the first quarter of 2016. Revenue growth was driven by wireless service revenues and increased fixed strategic business services. Revenue increases were partially offset by continued declines in our legacy voice and data products, lower equipment revenue and foreign exchange pressures.

Wireless service revenues increased $340, or 4.5%, in the first quarter of 2016. The revenue increase is primarily due to customer migrations from our Consumer Mobility segment and reflects smartphone and tablet gains.

At March 31, 2016, we served 75.8 million subscribers, an increase of 13.2% from the prior year. Postpaid subscribers increased 6.3% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 28.1% from the prior year reflecting growth in business customers using tracking, monitoring and other sensor-embedded devices on their equipment.

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the first quarter, business wireless postpaid churn increased to 1.02% in 2016 from 0.90% in 2015.

Fixed strategic services revenues increased $237, or 9.3%, in the first quarter of 2016. Our revenues, which were negatively impacted by foreign exchange rates, increased in the first quarter of 2016 due to increases in: Ethernet of $65, AT&T Dedicated Internet (formally known as Ethernet access to Managed Internet Services) of $54, U-verse services of $50, and VPN of $26.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Legacy wired voice and data service revenues decreased $416, or 8.8%, in the first quarter of 2016. Traditional data revenues in the first quarter of 2016 decreased $229 and long-distance and local voice revenues decreased $183. The decreases were primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues increased $13, or 1.5%, in the first quarter of 2016. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and customer premises equipment.

Wireless equipment revenues decreased $122, or 6.4%, in the first quarter of 2016. The decrease in equipment revenues resulted from a decrease in handsets sold to postpaid customers and increased promotional activities during the quarter. The decreases were partially offset by an increase in purchases of devices on installment payment agreements rather than the device subsidy model.

Operations and support expenses decreased $271, or 2.4%, in the first quarter of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The first quarter decrease was primarily due to declines of $170 in wireless equipment and $161 in wireless commissions costs, reflecting a decrease in sale volumes and upgrade transactions, as well as lower average commission rates. Access costs also declined $59, resulting from lower interconnect and roaming costs. Partially offsetting these decreases were higher advertising expenses, wireless handset insurance claims and bad debt expense driven by a higher AT&T NextSM (AT&T Next) subscriber base.

Depreciation expense increased $166, or 7.1%, in first quarter of 2016. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income increased $157, or 3.8%, in the first quarter of 2016. Our Business Solutions segment operating income margin in the first quarter increased from 23.6% in 2015 to 24.4% in 2016. Our Business Solutions EBITDA margin in the first quarter increased from 36.9% in 2015 to 38.7% in 2016.

Entertainment Group
Segment Results
	First Quarter
	2016	2015	Percent Change

Segment operating revenues
Video entertainment	$8,904	$1,871	-
High-speed Internet	1,803	1,553	16.1
Legacy voice and data services	1,313	1,612	(18.5)
Other service and equipment	638	624	2.2
Total Segment Operating Revenues	12,658	5,660	-

Segment operating expenses
Operations and support	9,578	4,859	97.1
Depreciation and amortization	1,488	1,065	39.7
Total Segment Operating Expenses	11,066	5,924	86.8
Segment Operating Income (Loss)	1,592	(264)	-
Equity in Net Income (Loss) of Affiliates	3	(6)	-
Segment Contribution	$1,595	$(270)	-

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following table highlights other key measures of performance for the Entertainment Group segment:

	First Quarter
	2016	2015	Percent Change
(in 000s)
Video Connections
Satellite	20,112	-	-
U-verse	5,232	5,969	(12.3)
Total Video Connections	25,344	5,969	-

Video Net Additions
Satellite	328	-	-
U-verse	(382)	49	-
Net Video Additions	(54)	49	-

Broadband Connections
IP	12,542	11,796	6.3
DSL	1,749	2,741	(36.2)
Total Broadband Connections	14,291	14,537	(1.7)

Broadband Net Additions
IP	186	413	(55.0)
DSL	(181)	(320)	43.4
Net Broadband Additions	5	93	(94.6)

Retail Consumer Switched Access Lines	6,888	8,660	(20.5)
U-verse Consumer VoIP Connections	5,225	5,009	4.3
Total Retail Consumer Voice Connections	12,113	13,669	(11.4	) %

Operating revenues increased $6,998 in the first quarter of 2016, largely due to our acquisition of DIRECTV in the third quarter of 2015. Also contributing to the increase was continued strong growth in consumer IP broadband, which more than offset lower revenues from legacy voice and data products.

Video entertainment revenues increased $7,033 in the first quarter of 2016. The first quarter increase was primarily related to our acquisition of DIRECTV. We are now focusing our sales efforts on satellite service as there are lower content costs for satellite subscribers. U-verse video revenue was flat in the first quarter of 2016, primarily due to a 12.3% decrease in U-verse video connections, when compared to 2015.

High-speed Internet revenues increased $250, or 16.1%, in the first quarter of 2016. When compared to 2015, IP broadband connections increased 6.3%, to 12.5 million connections at March 31, 2016; however, first quarter net additions were lower due to fewer U-verse sales promotions in the year. The churn of video customers also contributed to lower net additions as a portion of those video subscribers also choose to disconnect their IP broadband service.

Legacy voice and data service revenues decreased $299, or 18.5%, in the first quarter of 2016. At March 31, 2016, legacy voice and data services represented approximately 10% of our total Entertainment Group revenue, and reflect a decrease of $179 in long-distance and local voice revenues, and $120 in traditional data revenues. The decreases reflect our continued migration of customers to our more advanced IP-based offerings or to competitors. At March 31, 2016, approximately 12% of our broadband connections were DSL compared to nearly 19% at March 31, 2015.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operations and support expenses increased $4,719, or 97.1%, in the first quarter of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content, as well as personnel charges for compensation and benefits.

The first quarter increase was primarily due to our acquisition of DIRECTV in the third quarter of 2015, which increased our first quarter Entertainment Group expenses by $4,823. The DIRECTV related increases were primarily due to the recognition of additional content costs for satellite subscribers, customer support and service related charges and advertising expenses.

Partially offsetting the increased expenses were lower employee charges resulting from ongoing workforce reductions and our focus on cost initiatives.

Depreciation expense increased $423, or 39.7%, in the first quarter of 2016. The increase was primarily due to our acquisition of DIRECTV and ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income increased $1,856 in the first quarter of 2016. Our Entertainment Group segment operating income margin increased from (4.7)% in 2015 to 12.6% in 2016. Our Entertainment Group segment EBITDA margin in the first quarter increased from 14.2% in 2015 to 24.3% in 2016.

Consumer Mobility
Segment Results
	First Quarter
	2016	2015	Percent Change

Segment operating revenues
Service	$6,943	$7,297	(4.9	) %
Equipment	1,385	1,481	(6.5)
Total Segment Operating Revenues	8,328	8,778	(5.1)

Segment operating expenses
Operations and support	4,912	5,541	(11.4)
Depreciation and amortization	922	1,002	(8.0)
Total Segment Operating Expenses	5,834	6,543	(10.8)
Segment Operating Income	2,494	2,235	11.6
Equity in Net Income (Loss) of Affiliates	-	-	-
Segment Contribution	$2,494	$2,235	11.6%

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following table highlights other key measures of performance for the Consumer Mobility segment:

	First Quarter
	2016	2015	Percent Change
(in 000s)
Consumer Mobility Subscribers
Postpaid	28,294	30,216	(6.4	) %
Prepaid	12,171	10,037	21.3
Branded	40,465	40,253	0.5
Reseller	13,313	13,581	(2.0)
Connected devices [1]	896	993	(9.8)
Total Consumer Mobility Subscribers	54,674	54,827	(0.3)

Consumer Mobility Net Additions [2]
Postpaid	(4)	144	-
Prepaid	500	98	-
Branded Net Additions	496	242	-
Reseller	(378)	(269)	(40.5)
Connected devices [1]	(26)	(79)	67.1
Consumer Mobility Net Subscriber Additions	92	(106)	-

Total Churn [2,3]	2.11%	2.04%	7 BP
Postpaid Churn [2,3]	1.24%	1.20%	4 BP
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

Operating Revenues decreased $450, or 5.1%, in the first quarter of 2016. Decreased revenues reflect declines in postpaid service revenues due to customers choosing Mobile Share plans and migrating to our Business Solutions segment, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

Service revenue decreased $354, or 4.9%, in the first quarter of 2016. The decrease was largely due to a $516 decline from postpaid customers continuing to shift to no-device-subsidy plans, which allow for discounted monthly service charges under our Mobile Share plans and the migration of subscribers to Business Solutions. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 4.2%. The decrease was partially offset by a $204 increase in prepaid service revenues, which includes services sold under the Cricket brand.

Equipment revenue decreased $96, or 6.5%, in the first quarter of 2016. The decrease in equipment revenues resulted from a decrease in handsets sold to postpaid customers and increased promotional activities, partially offset by an increase in handsets sold to prepaid customers and devices purchased on installment payment agreements rather than the device subsidy model.

Operations and support expenses decreased $629, or 11.4%, in the first quarter of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Decreased operations and support expenses in the first quarter were primarily due to the following:
•
Selling and commission expenses decreased $205 primarily due to lower sales volumes and lower average commission rates, including those paid under the AT&T Next program, combined with fewer upgrade transactions.

•	Equipment costs decreased $120 primarily due to a decrease in postpaid handset volumes partially offset by the sale of more devices to prepaid subscribers.
•	Network costs decreased $115 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Other administrative expenses decreased $73 primarily due to lower technology and development costs.

Depreciation expense decreased $80, or 8.0%, in the first quarter of 2016. The decrease was primarily due to fully depreciated assets, partially offset by the ongoing capital spending for network upgrades and expansion.

Operating income increased $259, or 11.6%, in the first quarter of 2016. Our Consumer Mobility segment operating income margin increased from 25.5% in 2015 to 29.9% in 2016. Our Consumer Mobility EBITDA margin increased from 36.9% in 2015 to 41.0% in 2016.

International
Segment Results
	First Quarter
	2016	2015	Percent Change
Segment operating revenues
Video entertainment	$1,130	$-	-
Wireless	455	215	-
Equipment	82	21	-
Total Segment Operating Revenues	1,667	236	-

Segment operating expenses
Operations and support	1,588	218	-
Depreciation and amortization	277	28	-
Total Segment Operating Expenses	1,865	246	-
Segment Operating Income (Loss)	(198)	(10)	-
Equity in Net Income of Affiliates	14	-	-
Segment Contribution	$(184)	$(10)	-

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following table highlights other key measures of performance for the International segment:

	First Quarter
			Percent
(in 000s)	2016	2015	Change
Mexican Wireless Subscribers
Postpaid	4,405	1,646	-
Prepaid	4,445	3,590	23.8
Branded	8,850	5,236	69.0
Reseller	363	492	(26.2)
Total Mexican Wireless Subscribers	9,213	5,728	60.8
Mexican Wireless Net Additions
Postpaid	116	-	-
Prepaid	450	-	-
Branded Net Additions	566	-	-
Reseller	(37)	-	-
Mexican Wireless Net Subscriber Additions	529	-	-

Latin America Satellite Subscribers
PanAmericana	7,094	-	-
SKY Brazil	5,342	-	-
Total Latin America Satellite Subscribers	12,436	-	-
Latin America Satellite Net Additions
PanAmericana	28	-	-
SKY Brazil	(101)	-	-
Latin America Satellite Net Subscriber Additions	(73)	-	-

Operating Results
Our International segment consists of the Latin American operations acquired in our July 2015 acquisition of DIRECTV as well as the Mexican wireless operations acquired earlier in 2015 (see Note 7). Video entertainment services are provided to primarily residential customers using satellite technology. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

Operating revenues increased $1,431, with $1,130 in video services in Latin America and $301 attributable to additional wireless revenues in Mexico.

Operations and support expenses increased $1,370 and consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content, as well as personnel expenses, such as compensation and benefits.

Depreciation expense increased $249 in 2016. The increase was primarily due to the acquisition of DIRECTV and the Nextel Mexico wireless property.

Operating income decreased $188. Our International segment operating income margin in the first quarter was (11.9)% for 2016, compared to (4.2)% for 2015. Our International EBITDA margin in the first quarter was 4.7% for 2016 and 7.6% for 2015.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Supplemental Operating Information
As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined domestic wireless operations (AT&T Mobility).

AT&T Mobility Results
	First Quarter
	2016	2015	Percent Change

Operating revenues
Service	$14,798	$14,812	(0.1	) %
Equipment	3,156	3,374	(6.5)
Total Operating Revenues	17,954	18,186	(1.3)

Operating expenses
Operations and support	10,624	11,472	(7.4)
EBITDA	7,330	6,714	9.2
Depreciation and amortization	2,056	2,005	2.5
Total Operating Expenses	12,680	13,477	(5.9)
Operating Income	$5,274	$4,709	12.0%

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following table highlights other key measures of performance for AT&T Mobility:

	First Quarter
	2016	2015	Percent Change
(in 000s)
Wireless Subscribers [1]
Postpaid smartphones	58,258	57,157	1.9%
Postpaid feature phones and data-centric devices	18,880	19,018	(0.7)
Postpaid	77,138	76,175	1.3
Prepaid	12,171	10,037	21.3
Branded	89,309	86,212	3.6
Reseller	13,378	13,595	(1.6)
Connected devices [2]	27,758	21,965	26.4
Total Wireless Subscribers	130,445	121,772	7.1

Net Additions [3]
Postpaid	129	441	(70.7)
Prepaid	500	98	-
Branded Net Additions	629	539	16.7
Reseller	(400)	(266)	(50.4)
Connected devices [2]	1,552	945	64.2
Net Subscriber Additions	1,781	1,218	46.2
Branded Smartphones	68,271	64,047	6.6
Mobile Share connections	59,372	55,581	6.8
Smartphones under our installment program at end of period	28,548	18,540	54.0
Smartphones sold under our installment program during period	4,135	4,065	1.7%

Total Churn [4]	1.42%	1.40%	2 BP
Branded Churn [4]	1.63%	1.59%	4 BP
Postpaid Churn [4]	1.10%	1.02%	8 BP
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

Operating income increased $565, or 12.0%, in the first quarter of 2016. The operating income margin of AT&T Mobility increased from 25.9% in 2015 to 29.4% in 2016. AT&T Mobility's EBITDA margin increased from 36.9% in 2015 to 40.8% in 2016. AT&T Mobility's EBITDA service margin increased from 45.3% in 2015 to 49.5% in 2016. (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues.)

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and AT&T Next. Additionally, in the first quarter of 2016, we introduced an integrated offer that allows for unlimited wireless data when combined with our video services, ending the quarter with more than 3.0 million subscribers on these packages.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

ARPU
Postpaid phone-only ARPU (average revenue per average wireless subscriber) was $59.53 at March 31, 2016 and $59.98 at March 31, 2015. Postpaid phone-only ARPU plus AT&T Next subscriber installment billings increased 5.1% in the first quarter of 2016 due to the continuing growth of the AT&T Next program.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was slightly higher in the first quarter of 2016. Postpaid churn was also higher reflecting continuing competitive pressure in the industry.

Branded Subscribers
Branded subscribers increased 3.6% in the first quarter of 2016, which included a 21.3% increase in prepaid subscribers and a 1.3% increase in postpaid subscribers. At March 31, 2016, 88% of our postpaid phone subscriber base used smartphones, compared to 84% at March 31, 2015. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. About half of our Mobile Share accounts have chosen data plans with 10 gigabytes or higher and 38% have chosen plans with 15 gigabytes or higher. Device connections on our Mobile Share plans now represent 77% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

During the first quarter of 2016, we discontinued offering subsidized smartphones to most of our customers. Under this no-subsidy model, subscribers must purchase a device on installments under the AT&T Next program or choose to bring their own device, with no annual service contract. Over 90% of postpaid smartphone gross adds and upgrades during the first quarter of 2016 were either AT&T Next or BYOD. While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Our AT&T Next program allows for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, they also have the right to trade in the original device for a new device with a new installment plan and have the remaining unpaid balance satisfied. For installment programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers on the AT&T Next program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers.

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 26.4% in the first quarter of 2016. During the first quarter of 2016, we added approximately 1.2 million "connected" cars through agreements with various carmakers. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Litigation Challenging DIRECTV's NFL Sunday Ticket  More than two dozen putative class actions have been filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL Sunday Ticket. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL Sunday Ticket package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. We vigorously dispute the allegations the complaints have asserted.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

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

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, Internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and the appeal is now pending before that Court while limited discovery proceeds in the District Court. Oral argument on the appeal is presently set for June 17, 2016. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

In June 2015, the Federal Communications Commission (FCC) issued a Notice of Apparent Liability and Order (NAL) to AT&T Mobility, LLC concerning our MBR policy that applies to Unlimited Data Plan customers described above. The NAL alleges that we violated the FCC's Open Internet Transparency Rule by using the term "unlimited" in connection with the offerings subject to the MBR policy and by failing adequately to disclose the speed reductions that apply once a customer reaches a specified data threshold. The NAL proposes a forfeiture penalty of $100, and further proposes to order us to correct any misleading and inaccurate statements about our unlimited plans, inform customers of the alleged violation, revise our disclosures to address the alleged violation and inform these customers that they may cancel their plans without penalty after reviewing the revised disclosures. In July 2015, we filed our response to the NAL. We believe that the NAL is unlawful and should be withdrawn, because we have fully complied with the Open Internet Transparency Rule and the FCC has no authority to impose the proposed remedies. The matter is currently pending before the FCC.

South Coast Air Quality  On January 15, 2016, AT&T Mobility received an offer to enter into an administrative settlement with California's South Coast Air Quality Management District associated with a Notice of Violation (NOV) received in 2015. The 2015 NOV alleged violations of local environmental air permitting and emissions rules issued by the District in connection with operation of a back-up power generator system at one AT&T Mobility facility. After conclusion of its investigation and discussion, the parties resolved the alleged violations set forth in the NOV without admission of fault by AT&T Mobility for a payment of civil penalties in an amount less than one hundred thousand dollars.

Labor Contracts  A contract covering approximately 9,000 mobility employees in the Southwest region, which expired in February 2016, was ratified on April 14, 2016. A contract covering nearly 16,000 traditional wireline employees in our West region expired in April 2016 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. A separate contract covering only benefits with approximately 40,000 employees in our mobility business expires in 2016, though there is a no strike/no lock-out clause. Contracts covering wages and other non-benefit working terms for these mobility employees are structured on a regional basis.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview  AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. However, since the Telecom Act was passed, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. We are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

In February 2015, the FCC released an order reclassifying both fixed and mobile consumer broadband Internet access services as telecommunications services, subject to comprehensive regulation under the Telecom Act. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband Internet access services. AT&T and other providers of broadband Internet access services have challenged the FCC's decision before the U.S. Court of Appeals for the D.C. Circuit. We expect a decision on AT&T's appeal in the first half of 2016.

Though early in the rulemaking process, the FCC is considering a number of regulatory changes that could restrict our commercial flexibility in the provision of video, special access, business, and advertising services.

We provide satellite video service through our subsidiary DIRECTV, whose satellites are licensed by the FCC. The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of DIRECTV. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide U-verse service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer a competitive video product. We also are supporting efforts to update and improve regulatory treatment for retail services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

We provide wireless services in robustly competitive markets, but are subject to substantial and increasing governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers' prices and offerings are generally not subject to state regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. Government to make more spectrum available. In February 2012, Congress set forth specific spectrum blocks to be auctioned and licensed by February 2015 (the "AWS-3 Auction") and also authorized the FCC to conduct an "incentive auction," to make available for wireless broadband use certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction"). We participated in the AWS-3 Auction. The 600 MHz Auction (Auction 1000) began on March 29, 2016, and the multiple phases of Auction 1000 are expected to progress over the next several months.

In May 2014, in a separate proceeding, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case-by-case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation "screen" that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of "low band" spectrum that exceeds one-third of the available low band spectrum as presumptively harmful to competition. In addition, the FCC imposed limits on certain bidders in the 600 MHz Auction, including AT&T, restricting them from bidding on up to 40 percent of the available spectrum in markets that cover as much as 70-80 percent of the U.S. population. On balance, the order and the new spectrum screen should allow AT&T to obtain additional spectrum to meet our customers' needs, but because AT&T uses more "low band" spectrum in its network than some other national carriers, the separate consideration of low band spectrum acquisitions might affect AT&T's ability to expand capacity in these bands (low band spectrum has better propagation characteristics than "high band" spectrum). We seek to ensure that we have the opportunity, through the auction process and otherwise, to obtain the spectrum we need to provide our customers with high-quality service in the future.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative video and data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to face spectrum and capacity constraints on our wireless network in certain markets. We expect such constraints to increase and expand to additional markets in the coming years. While we are continuing to invest significant capital in expanding our network capacity, our capacity constraints could affect the quality of existing voice and data services and our ability to launch new, advanced wireless broadband services, unless we are able to obtain more spectrum. Any long-term spectrum solution will require that the FCC make additional spectrum available to the wireless industry to meet the expanding needs of our subscribers. We will continue to attempt to address spectrum and capacity constraints on a market-by-market basis.

LIQUIDITY AND CAPITAL RESOURCES

We had $10,008 in cash and cash equivalents available at March 31, 2016. Cash and cash equivalents included cash of $2,114 and money market funds and other cash equivalents of $7,894. Approximately $939 of our cash and cash equivalents resided in foreign jurisdictions, some of which is subject to restrictions on repatriation. Cash and cash equivalents increased $4,887 since December 31, 2015. In the first three months of 2016, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of certain equipment installment receivables to third parties, and long-term debt issuances. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses; funding capital expenditures; debt repayments; dividends to stockholders; and the acquisition of wireless spectrum. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2016, cash provided by operating activities was $7,900, compared to $6,738 for the first three months of 2015. Higher operating cash flows in 2016 were primarily due to our acquisition of DIRECTV and partially offset by the timing of working capital payments.

Cash Used in or Provided by Investing Activities
For the first three months of 2016, cash used in investing activities totaled $4,308 and consisted primarily of $4,451 for capital expenditures, excluding interest during construction, and $165 for the acquisition of wireless spectrum and other operations. These expenditures were partially offset by net cash receipts of $445 from the sale of securities.

Virtually all of our capital expenditures are spent on our communications networks and our video services and support systems for our digital entertainment services. Capital expenditures, excluding interest during construction, increased $603 in the first three months. The increase was primarily due to our wireless network expansion in Mexico, DIRECTV operations and fiber buildout. In connection with capital improvements to our wireless network in Mexico, we also negotiated favorable payment terms (referred to as vendor financing). For the first three months of 2016, we deferred $43 of vendor financing related to capital additions to future periods. We do not report capital expenditures at the segment level.

We continue to expect our 2016 capital investment, which includes our capital expenditures plus vendor financing payments related to our Mexico network, for our existing businesses to be in the $22,000 range, and we expect our capital investment to be in the 15 percent range of service revenues or lower for each of the years 2016 through 2018. The amount of capital investment is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring merger commitments are met.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Cash Provided by or Used in Financing Activities
For the first three months of 2016, cash provided by financing activities totaled $1,295 and included net proceeds of $5,978 from the following long-term debt issuances:
•	February issuance of $1,250 of 2.800% global notes due 2021.
•	February issuance of $1,500 of 3.600% global notes due 2023.
•	February issuance of $1,750 of 4.125% global notes due 2026.
•	February issuance of $1,500 of 5.650% global notes due 2047.

During the first three months of 2016, we redeemed $2,296 of debt, consisting primarily of the following:
•	February redemption of $1,250 of AT&T Floating Rate Notes due 2016.
•
March prepayment of the remaining $1,000 of the outstanding advances under the $2,000 18-month credit agreement (the "18-month Credit Agreement") by and between AT&T and Mizuho. (See "Credit Facilities" below).

In March 2016, we completed a debt exchange covering $16,049 of notes of various series issued by DIRECTV with stated rates of 1.75% to 6.375% for $16,049 in new AT&T Inc. global notes with stated rates of 1.75% to 6.375% plus a $16 cash payment.

On May 3, 2016, we agreed to sell the following debt amounts:
•	$750 of 2.300% global notes due 2019.
•	$750 of 2.800% global notes due 2021.
•	$1,100 of 3.600% global notes due 2023.
•	$900 of 4.125% global notes due 2026.
•	$500 of 4.800% global notes due 2044.

These notes will be reopening of existing series of notes.  The transactions are expected to close on May 12, 2016, and proceeds will be used to pay down amounts outstanding under our $9,155 Syndicated Credit Agreement (discussed below).

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.1% as of March 31, 2016, and 4.0% as of December 31, 2015. We had $129,229 of total notes and debentures outstanding at March 31, 2016, which included Euro, British pound sterling, Swiss Franc, Brazilian real and Canadian dollar denominated debt of approximately $26,852.

As of March 31, 2016, we had approximately 407 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. In 2016, our priority will be to use free cash flow (operating cash flows less construction and capital expenditures) after dividends to pay down debt.

We paid dividends of $2,947 during the first three months of 2016, compared with $2,434 for the first three months of 2015, primarily reflecting the increase in shares outstanding resulting from our acquisition of DIRECTV. Dividends declared by our Board of Directors totaled $0.48 per share in the first quarter of 2016 and $0.47 per share for the first three months of 2015. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2016, we had $8,399 of debt maturing within one year, $7,874 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2016.
•	An accreting zero-coupon note may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Credit Facilities
On December 11, 2015, we entered into a five-year, $12,000 credit agreement (the "Revolving Credit Agreement") with Citibank, N.A. (Citibank), as administrative agent, replacing our $5,000 credit agreement that would have expired in December 2018. At the same time, AT&T and the lenders terminated their obligations under the existing revolving $3,000 credit agreement with Citibank that would have expired in December 2017.

In January 2015, we entered into a $9,155 credit agreement (the "Syndicated Credit Agreement") containing (i) a $6,286 term loan facility (the "Tranche A Facility") and (ii) a $2,869 term loan facility (the "Tranche B Facility"), with certain investment and commercial banks and Mizuho Bank, Ltd. ("Mizuho"), as administrative agent. We also entered into the 18 Month Credit Agreement with Mizuho as initial lender and agent. The 18-Month Credit Agreement was repaid and terminated in March 2016.

Revolving Credit Agreement
In the event advances are made under the Revolving Credit Agreement, those advances would be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the agreement. We can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. We also may request that the total amount of the lender's commitments be increased by an integral multiple of $25 effective on a date that is at least 90 days prior to the scheduled termination date then in effect, provided that no event of default has occurred and in no event shall the total amount of the lender's commitments at any time exceed $14,000. At March 31, 2016, we had no advances outstanding under the Revolving Credit Agreement and we have complied with all covenants.

The obligations of the lenders to provide advances will terminate on December 11, 2020, unless prior to that date either: (i) AT&T reduces to $0 the commitments of the lenders, or (ii) certain events of default occur. We and lenders representing more than 50% of the facility amount may agree to extend their commitments for two one-year periods beyond the December 11, 2020, termination date, under certain circumstances.

Advances under the Revolving Credit Agreement would bear interest, at AT&T's option, either:
•
at a variable annual rate equal to (i) the highest of: (a) the base rate of the bank affiliate of Citibank, N.A. which is serving as administrative agent under the Agreement, (b) 0.50% per annum above the Federal Funds Rate, and (c) the LIBOR applicable to U.S. dollars for a period of one month plus 1.00% per annum, plus (ii) an applicable margin, as set forth in the Revolving Credit Agreement ("Applicable Margin for Base Advances"); or

•	at a rate equal to: (i) LIBOR for a period of one, two, three or six months, as applicable, plus (ii) the Applicable Margin ("Applicable Margin for Eurocurrency Rate Advances").

The Applicable Margin for Eurocurrency Rate Advances will equal 0.680%, 0.910%, 1.025%, or 1.125% per annum, depending on AT&T's credit rating. The Applicable Margin for Base Rate Advances will be equal to the greater of 0.00% and the relevant Applicable Margin for Eurocurrency Rate Advances minus 1.00% per annum depending on AT&T's credit rating.

We will pay a facility fee of 0.070%, 0.090%, 0.100% or 0.125% per annum, depending on AT&T's credit rating, of the amount of lender commitments.

The Revolving Credit Agreement contains covenants that are customary for an issuer with an investment grade senior debt credit rating, as well as a net debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization, and other modifications described in the Revolving Credit Agreement) financial ratio covenant that AT&T will maintain, as of the last day of each fiscal quarter of not more than 3.5-to-1.

The events of default contained in the Revolving Credit Agreement are customary for an agreement of this type and such events would result in the acceleration or permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

AT&T INC.
MARCH 31, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The Syndicated Credit Agreement
In March 2015, AT&T borrowed all amounts available under the Tranche A Facility and the Tranche B Facility. Amounts borrowed under the Tranche A Facility will be due on March 2, 2018. Amounts borrowed under the Tranche B Facility will be subject to amortization from March 2, 2018, with 25 percent of the aggregate principal amount thereof being payable prior to March 2, 2020, and all remaining principal amount due on March 2, 2020.

Advances bear interest at a rate equal to: (i) the LIBOR for deposits in dollars (adjusted upwards to reflect any bank reserve costs) for a period of three or six months, as applicable, plus (ii) the Applicable Margin (each such Advance, a Eurodollar Rate Advance). The Applicable Margin under the Tranche A Facility will equal 1.000%, 1.125% or 1.250% per annum depending on AT&T's credit rating. The Applicable Margin under the Tranche B Facility will equal 1.125%, 1.250% or 1.375% per annum, depending on AT&T's credit rating.

The Syndicated Credit Agreement contains covenants that are customary for an issuer with an investment grade senior debt credit rating, as well as a net debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization, and other modifications described in the Syndicated Credit Agreement) financial ratio covenant that AT&T will maintain, as of the last day of each fiscal quarter of not more than 3.5-to-1.

The events of default contained in the Syndicated Credit Agreement are customary for an agreement of this type and such events would result in the acceleration or permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

Collateral Arrangements
During the first three months of 2016, we received $587 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in foreign currency exchange rates, interest rates, credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2016, our debt ratio was 51.2%, compared to 51.5% at March 31, 2015, and 50.5% at December 31, 2015. Our net debt ratio was 47.3% at March 31, 2016, compared to 49.1% at March 31, 2015, and 48.5% at December 31, 2015. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During 2016, we received $1,610 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,787 as of March 31, 2016, and $8,714 as of December 31, 2015, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which will be distributed quarterly in equal amounts. We distributed $140 to the trust during the first quarter of 2016. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2015 and 2016.

AT&T INC.
MARCH 31, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2016, we had interest rate swaps with a notional value of $7,050 and a fair value of $197.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $29,642 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,063) at March 31, 2016.

We also have foreign exchange contracts with a notional value of $3 and a fair value of $0.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of March 31, 2016.

AT&T INC.
MARCH 31, 2016

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

•
The final outcome of FCC and other federal or state agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure including the withdrawal of legacy TDM-based services; universal service; broadband deployment; E911 services; competition policy; net neutrality; including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum from the FCC on fair and balanced terms, and wireless and satellite license awards and renewals.

•
The final outcome of state and federal legislative efforts involving issues that are important to our business, including deregulation of IP-based services, relief from Carrier of Last Resort obligations and elimination of state commission review of the withdrawal of services.

•
Enactment of additional state, local, federal and/or foreign regulatory and tax laws and regulations, or changes to existing standards and actions by tax agencies and judicial authorities including the resolution of disputes with any taxing jurisdictions, pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.

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

•	Our continued ability to maintain margins, attract and offer a diverse portfolio of wireless service and devices and device financing plans.
•
The availability and cost of additional wireless spectrum and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

•	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation, including, without limitation, patent and product safety claims by or against third parties.
•
The impact from major equipment failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•	Our ability to integrate our acquisition of DIRECTV.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•
Our increased exposure to video competition and foreign economies due to our recent acquisitions of DIRECTV and Mexican wireless properties, including foreign exchange fluctuations as well as regulatory and political uncertainty in Latin America.

•
Changes in our corporate strategies, such as changing network requirements or acquisitions and dispositions, which may require significant amounts of cash or stock, to respond to competition and regulatory, legislative and technological developments.

•
The uncertainty surrounding further congressional action to address spending reductions, which may result in a significant decrease in government spending and reluctance of businesses and consumers to spend in general.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.
MARCH 31, 2016

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2016, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2016 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased[1,2]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2016 - January 31, 2016	541,982	$-	-	406,550,000
February 1, 2016 - February 29, 2016	448	-	-	406,550,000
March 1, 2016 - March 31, 2016	9,074	-	-	406,550,000
Total	551,504	$-	-
[1]
 In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. The authorizations have no expiration date.

[2]		All repurchased shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.

AT&T INC.
MARCH 31, 2016

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a 12	2016 Incentive Plan Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2016	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer