Form 10-Q
period 2016-06-30
AT&T INC.
filed 2016-08-04
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At July 31, 2016 there were 6,152 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating Revenues
Service	$37,142	$29,541	$74,243	$58,503
Equipment	3,378	3,474	6,812	7,088
Total operating revenues	40,520	33,015	81,055	65,591

Operating Expenses
Cost of services and sales
Equipment	4,260	4,353	8,635	8,899
Broadcast, programming and operations	4,701	1,148	9,330	2,270
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,514	9,578	18,910	18,390
Selling, general and administrative	8,909	7,467	17,350	15,428
Depreciation and amortization	6,576	4,696	13,139	9,274
Total operating expenses	33,960	27,242	67,364	54,261
Operating Income	6,560	5,773	13,691	11,330
Other Income (Expense)
Interest expense	(1,258)	(932)	(2,465)	(1,831)
Equity in net income of affiliates	28	33	41	33
Other income (expense) – net	91	48	161	118
Total other income (expense)	(1,139)	(851)	(2,263)	(1,680)
Income Before Income Taxes	5,421	4,922	11,428	9,650
Income tax expense	1,906	1,738	4,028	3,127
Net Income	3,515	3,184	7,400	6,523
Less: Net Income Attributable to Noncontrolling Interest	(107)	(102)	(189)	(178)
Net Income Attributable to AT&T	$3,408	$3,082	$7,211	$6,345
Basic Earnings Per Share Attributable to AT&T	$0.55	$0.59	$1.17	$1.22
Diluted Earnings Per Share Attributable to AT&T	$0.55	$0.59	$1.17	$1.22
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	6,174	5,204	6,173	5,204
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	6,195	5,220	6,193	5,220
Dividends Declared Per Common Share	$0.48	$0.47	$0.96	$0.94
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$3,515	$3,184	$7,400	$6,523
Other comprehensive income (loss), net of tax:
Foreign Currency:
Foreign currency translation adjustment, net of taxes of $136, $1, $126 and $(103)	218	1	174	(185)
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $2, $0, $(13) and $19	5	1	(21)	34
Reclassification adjustment included in net income, net of taxes of $2, $(2), $0 and $(5)	3	(4)	-	(9)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(208), $(52), $(141) and $(242)	(387)	(95)	(263)	(449)
Reclassification adjustment included in net income, net of taxes of $5, $5, $10 and $9	9	10	19	17
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131), $(131), $(262) and $(262)	(214)	(214)	(429)	(429)
Other comprehensive income (loss)	(366)	(301)	(520)	(1,021)
Total comprehensive income	3,149	2,883	6,880	5,502
Less: Total comprehensive income attributable to noncontrolling interest	(107)	(102)	(189)	(178)
Total Comprehensive Income Attributable to AT&T	$3,042	$2,781	$6,691	$5,324
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$7,208	$5,121
Accounts receivable - net of allowances for doubtful accounts of $642 and $704	15,830	16,532
Prepaid expenses	1,197	1,072
Other current assets	11,770	13,267
Total current assets	36,005	35,992
Property, plant and equipment	313,018	306,227
Less: accumulated depreciation and amortization	(189,481)	(181,777)
Property, Plant and Equipment – Net	123,537	124,450
Goodwill	105,252	104,568
Licenses	94,098	93,093
Customer Lists and Relationships - Net	16,259	18,208
Other Intangible Assets – Net	9,107	9,409
Investments in Equity Affiliates	1,677	1,606
Other Assets	15,873	15,346
Total Assets	$401,808	$402,672

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$9,528	$7,636
Accounts payable and accrued liabilities	26,746	30,372
Advanced billing and customer deposits	4,465	4,682
Accrued taxes	2,773	2,176
Dividends payable	2,953	2,950
Total current liabilities	46,465	47,816
Long-Term Debt	117,308	118,515
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,216	56,181
Postemployment benefit obligation	34,023	34,262
Other noncurrent liabilities	21,425	22,258
Total deferred credits and other noncurrent liabilities	113,664	112,701

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2016 and
December 31, 2015: issued 6,495,231,088 at June 30, 2016 and December 31, 2015)	6,495	6,495
Additional paid-in capital	89,486	89,763
Retained earnings	34,950	33,671
Treasury stock (343,397,505 at June 30, 2016 and 350,291,239
at December 31, 2015, at cost)	(12,343)	(12,592)
Accumulated other comprehensive income	4,814	5,334
Noncontrolling interest	969	969
Total stockholders' equity	124,371	123,640
Total Liabilities and Stockholders' Equity	$401,808	$402,672
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2016	2015
Operating Activities
Net income	$7,400	$6,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,139	9,274
Undistributed earnings from investments in equity affiliates	(22)	(23)
Provision for uncollectible accounts	705	535
Deferred income tax expense	1,767	1,244
Net gain from sale of investments, net of impairments	(85)	(50)
Changes in operating assets and liabilities:
Accounts receivable	543	434
Other current assets	1,069	732
Accounts payable and accrued liabilities	(3,059)	(1,125)
Retirement benefit funding	(280)	(455)
Other - net	(2,970)	(1,191)
Total adjustments	10,807	9,375
Net Cash Provided by Operating Activities	18,207	15,898

Investing Activities
Capital expenditures:
Purchase of property and equipment	(9,702)	(8,328)
Interest during construction	(437)	(339)
Acquisitions, net of cash acquired	(485)	(20,954)
Dispositions	107	72
Sale of securities, net	500	1,890
Other	-	(1)
Net Cash Used in Investing Activities	(10,017)	(27,660)

Financing Activities
Issuance of long-term debt	10,140	33,958
Repayment of long-term debt	(9,129)	(2,919)
Purchase of treasury stock	(197)	-
Issuance of treasury stock	119	20
Dividends paid	(5,899)	(4,873)
Other	(1,137)	(2,071)
Net Cash (Used in) Provided by Financing Activities	(6,103)	24,115
Net increase in cash and cash equivalents	2,087	12,353
Cash and cash equivalents beginning of year	5,121	8,603
Cash and Cash Equivalents End of Period	$7,208	$20,956
Cash paid (received) during the six months ended June 30 for:
Interest	$2,914	$2,178
Income taxes, net of refunds	$2,468	$(71)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2016
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,763
Issuance of treasury stock		(43)
Share-based payments		(258)
Change related to acquisition of interests held by noncontrolling owners		24
Balance at end of period		$89,486

Retained Earnings
Balance at beginning of year		$33,671
Net income attributable to AT&T ($1.17 per diluted share)		7,211
Dividends to stockholders ($0.96 per share)		(5,932)
Balance at end of period		$34,950

Treasury Stock
Balance at beginning of year	(350)	$(12,592)
Repurchase and acquisition of common stock	(7)	(294)
Issuance of treasury stock	14	543
Balance at end of period	(343)	$(12,343)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$5,334
Other comprehensive loss attributable to AT&T		(520)
Balance at end of period		$4,814

Noncontrolling Interest
Balance at beginning of year		$969
Net income attributable to noncontrolling interest		189
Distributions		(164)
Acquisition of interest held by noncontrolling owners		(25)
Balance at end of period		$969

Total Stockholders' Equity at beginning of year		$123,640
Total Stockholders' Equity at end of period		$124,371
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2016

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period's presentation, including our 2015 change in accounting to capitalize customer set-up and installation costs and amortize them over the expected economic life of the customer relationship. The consolidated statements of income also include revisions to present "Equipment" and "Broadcast, programming and operations" costs separately from "Other cost of services."

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

Revenue Recognition  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) and has since modified the standard four times. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard.

The FASB allows two adoption methods under ASU 2014-09. Under one method, a company will apply the rules to contracts in all reporting periods presented, subject to certain allowable exceptions. Under the other method, a company will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous rules ("modified retrospective method"). We continue to evaluate the available adoption methods.

AT&T INC.
JUNE 30, 2016

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

Customer Fulfillment Costs  During the second quarter of 2016, we updated our analysis of the economic lives of customer relationships, which included a review of satellite customer data following the DIRECTV acquisition. As of April 1, 2016, to better reflect the estimated economic lives of satellite and certain business customer relationships, we extended the period to approximately 4.5 years. This change in accounting estimate decreased other cost of services and impacted net income $82, or $0.01 per diluted share, in the second quarter of 2016.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerators
Numerator for basic earnings per share:
Net Income	$3,515	$3,184	$7,400	$6,523
Less: Net income attributable to noncontrolling interest	(107)	(102)	(189)	(178)
Net Income attributable to AT&T	3,408	3,082	7,211	6,345
Dilutive potential common shares:
Share-based payment	2	2	6	6
Numerator for diluted earnings per share	$3,410	$3,084	$7,217	$6,351
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,174	5,204	6,173	5,204
Dilutive potential common shares:
Share-based payment (in shares)	21	16	20	16
Denominator for diluted earnings per share	6,195	5,220	6,193	5,220
Basic earnings per share attributable to AT&T	$0.55	$0.59	$1.17	$1.22
Diluted earnings per share attributable to AT&T	$0.55	$0.59	$1.17	$1.22

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

Following our 2015 acquisitions of DIRECTV and wireless businesses in Mexico, we have additional foreign operations that are exposed to fluctuations in the exchange rates used to convert operations, assets and liabilities into U.S. dollars. Since December 31, 2015, when compared to the U.S. dollar, the Brazilian real exchange rate has appreciated 18.9%, the Argentine peso exchange rate has depreciated 16.4% and the Mexican peso exchange rate has depreciated 6.2%.

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	174		(21)		(263)		-		(110)
Amounts reclassified from accumulated OCI	-	[1]	-	[2]	19	[3]	(429)	[4]	(410)
Net other comprehensive income (loss)	174		(21)		(244)		(429)		(520)
Balance as of June 30, 2016	$(1,024)		$463		$(228)		$5,603		$4,814

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$499		$741		$6,847		$8,061
Other comprehensive income (loss) before reclassifications	(185)		34		(449)		-		(600)
Amounts reclassified from accumulated OCI	-	[1]	(9)	[2]	17	[3]	(429)	[4]	(421)
Net other comprehensive income (loss)	(185)		25		(432)		(429)		(1,021)
Balance as of June 30, 2015	$(211)		$524		$309		$6,418		$7,040
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

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. Due to organizational changes and our July 24, 2015 acquisition of DIRECTV, effective for the quarter ended September 30, 2015, we revised our operating segments to align with our new management structure and organizational responsibilities. We analyze our operating segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

We also evaluate segment performance based on Segment Contribution, excluding equity in net income (loss) of affiliates and depreciation and amortization, which we refer to as EBITDA and/or EBITDA margin. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate segment operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as strategic business services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as "wired" or "wireline") to provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the U.S. or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers and wholesale and resale wireless subscribers located in the U.S. or in U.S. territories. We utilize our U.S. wireless network to provide voice and data services, including high-speed internet, video, and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency, and operating results are converted to U.S. dollars using official exchange rates.

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

Certain operating items are not allocated to our business segments, and those include:
•
Acquisition-related items which consist of (1) operations and support items associated with the merger and integration of newly acquired businesses and (2) the noncash amortization of intangible assets acquired in acquisitions.

•
Certain significant items which consist of (1) noncash actuarial gains and losses from pension and other postretirement benefits, (2) employee separation charges associated with voluntary and/or strategic offers, (3) losses resulting from abandonment or impairment of assets and (4) other items for which the segments are not being evaluated.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets to provide for the most efficient, effective and integrated service to our customers, not by operating segment, and, therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on network usage or asset utilization by segment.

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2016
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,579	$10,857	$6,722	$2,521	$4,201	$-	$4,201
Entertainment Group	12,711	9,569	3,142	1,489	1,653	(2)	1,651
Consumer Mobility	8,186	4,680	3,506	932	2,574	-	2,574
International	1,828	1,723	105	298	(193)	9	(184)
Segment Total	40,304	26,829	13,475	5,240	8,235	$7	$8,242
Corporate and Other	216	293	(77)	20	(97)
Acquisition-related items	-	233	(233)	1,316	(1,549)
Certain significant items	-	29	(29)	-	(29)
AT&T Inc.	$40,520	$27,384	$13,136	$6,576	$6,560

For the six months ended June 30, 2016
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$35,188	$21,659	$13,529	$5,029	$8,500	$-	$8,500
Entertainment Group	25,369	19,147	6,222	2,977	3,245	1	3,246
Consumer Mobility	16,514	9,592	6,922	1,854	5,068	-	5,068
International	3,495	3,311	184	575	(391)	23	(368)
Segment Total	80,566	53,709	26,857	10,435	16,422	$24	$16,446
Corporate and Other	489	670	(181)	37	(218)
Acquisition-related items	-	528	(528)	2,667	(3,195)
Certain significant items	-	(682)	682	-	682
AT&T Inc.	$81,055	$54,225	$26,830	$13,139	$13,691

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,664	$10,972	$6,692	$2,460	$4,232	$-	$4,232
Entertainment Group	5,782	4,913	869	1,065	(196)	(12)	(208)
Consumer Mobility	8,755	5,202	3,553	934	2,619	-	2,619
International	491	529	(38)	93	(131)	-	(131)
Segment Total	32,692	21,616	11,076	4,552	6,524	$(12)	$6,512
Corporate and Other	323	236	87	24	63
Acquisition-related items	-	694	(694)	120	(814)
Certain significant items	-	-	-	-	-
AT&T Inc.	$33,015	$22,546	$10,469	$4,696	$5,773

For the six months ended June 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$35,221	$22,045	$13,176	$4,802	$8,374	$-	$8,374
Entertainment Group	11,442	9,772	1,670	2,130	(460)	(18)	(478)
Consumer Mobility	17,533	10,743	6,790	1,936	4,854	-	4,854
International	727	747	(20)	121	(141)	-	(141)
Segment Total	64,923	43,307	21,616	8,989	12,627	$(18)	$12,609
Corporate and Other	668	470	198	44	154
Acquisition-related items	-	993	(993)	241	(1,234)
Certain significant items	-	217	(217)	-	(217)
AT&T Inc.	$65,591	$44,987	$20,604	$9,274	$11,330

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	Second Quarter		Six-Month Period
	2016	2015	2016	2015
Business Solutions	$4,201	$4,232	$8,500	$8,374
Entertainment Group	1,651	(208)	3,246	(478)
Consumer Mobility	2,574	2,619	5,068	4,854
International	(184)	(131)	(368)	(141)
Segment Contribution	8,242	6,512	16,446	12,609
Reconciling Items:
Corporate and Other	(97)	63	(218)	154
Merger and integration charges	(233)	(694)	(528)	(993)
Amortization of intangibles acquired	(1,316)	(120)	(2,667)	(241)
Employee separation charges	(29)	-	(54)	(217)
Gain on wireless spectrum transactions	-	-	736	-
Segment equity in net (income) loss of affiliates	(7)	12	(24)	18
AT&T Operating Income	6,560	5,773	13,691	11,330
Interest expense	1,258	932	2,465	1,831
Equity in net income of affiliates	28	33	41	33
Other income (expense) - net	91	48	161	118
Income Before Income Taxes	$5,421	$4,922	$11,428	$9,650

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,704 at June 30, 2016. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts and accounted for as contributions. We distributed $280 to the trust during the six months ended June 30, 2016. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We also agreed to make a cash contribution to the trust of $175 no later than the due date of our federal income tax return for 2015.

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. The following table details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income. A portion of these expenses is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded. Service costs and prior service credits are reported in our segment results while interest costs and expected return on plan assets are included within Corporate and Other (see Note 4).

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Pension cost:
Service cost – benefits earned during the period	$278	$300	$556	$599
Interest cost on projected benefit obligation	495	473	990	947
Expected return on assets	(780)	(826)	(1,558)	(1,652)
Amortization of prior service credit	(25)	(26)	(51)	(52)
Net pension (credit) cost	$(32)	$(79)	$(63)	$(158)

Postretirement cost:
Service cost – benefits earned during the period	$48	$56	$96	$111
Interest cost on accumulated postretirement benefit obligation	243	241	486	483
Expected return on assets	(89)	(105)	(178)	(210)
Amortization of prior service credit	(319)	(319)	(638)	(639)
Net postretirement (credit) cost	$(117)	$(127)	$(234)	$(255)

Combined net pension and postretirement (credit) cost	$(149)	$(206)	$(297)	$(413)

The decrease in the combined net pension and postretirement credit of $57 in the second quarter and $116 for the first six months of 2016 is primarily due to a lower expected return on assets resulting from a decrease in the value in the plan assets.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the second quarter ended 2016 and 2015, net supplemental pension benefits costs not included in the table above were $24 and $21. For the first six months of 2016 and 2015, net supplemental pension benefit costs were $47 and $41.

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
JUNE 30, 2016

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$125,568	$137,112	$124,847	$128,993
Bank borrowings	4	4	4	4
Investment securities	2,550	2,550	2,704	2,704
[1] Includes credit agreement borrowings.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,111	$-	$-	$1,111
International equities	547	-	-	547
Fixed income bonds	-	621	-	621
Asset Derivatives[1]
Interest rate swaps	-	202	-	202
Cross-currency swaps	-	100	-	100
Liability Derivatives[1]
Cross-currency swaps	-	(3,821)	-	(3,821)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

AT&T INC.
JUNE 30, 2016

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

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $95 have maturities of less than one year, $287 within one to three years, $62 within three to five years and $177 for five or more years.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2016 and June 30, 2015, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

AT&T INC.
JUNE 30, 2016

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2016 and June 30, 2015, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the six months ended June 30, 2016 and June 30, 2015, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2016, we had posted collateral of $3,154 (a deposit asset) and held collateral of $8 (a receipt liability). Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $151. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P) and below Baa3 (Moody's), we would owe an additional $275. At December 31, 2015, we had posted collateral of $2,343 (a deposit asset) and held collateral of $124 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2016	2015
Interest rate swaps	$7,050	$7,050
Cross-currency swaps	29,642	29,642
Foreign exchange contracts	-	100
Total	$36,692	$36,792

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$5	$(30)	$71	$11
Gain (Loss) on long-term debt	(5)	30	(71)	(11)

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

	Three months ended		Six months ended
Cash Flow Hedging Relationships	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(595)	$(102)	$(404)	$(330)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	(45)	-	(361)
Interest income (expense) reclassified from accumulated OCI into income	(14)	(15)	(29)	(26)

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

DIRECTV  In July 2015, we completed our acquisition of DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. For accounting purposes, the transaction was valued at $47,409. Our operating results include the results of DIRECTV following the acquisition date.

The fair values of the assets acquired and liabilities assumed were determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and are considered Level 3 under the Fair Value Measurement and Disclosure framework, other than long-term debt assumed in the acquisition (see Note 6). The income approach was primarily used to value the intangible assets, consisting of acquired customer relationships, orbital slots and trade names. The income approach estimates fair value for an asset based on the present value of cash flows projected to be generated by the asset. Projected cash flows are discounted at a required rate of return that reflects the relative risk of achieving the cash flows and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used primarily for property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

Goodwill was calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition.

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table summarizes the fair values of the DIRECTV assets acquired and liabilities assumed and related deferred income taxes that existed as of the acquisition date.

Assets acquired
Cash	$4,797
Accounts receivable	2,038
All other current assets	1,534
Property, plant and equipment	9,320
Intangible assets not subject to amortization
Orbital slots	11,946
Trade name	1,371
Intangible assets subject to amortization
Customer lists and relationships	19,508
Trade name	2,915
Other	445
Investments and other assets	2,375
Goodwill	34,619
Total assets acquired	90,868

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	5,645
Long-term debt	20,585
Other noncurrent liabilities	16,875
Total liabilities assumed	43,105
Net assets acquired	47,763
Noncontrolling interest	(354)
Aggregate value of consideration paid	$47,409

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

AWS-3 Auction  In January 2015, we submitted winning bids of $18,189 in the Advanced Wireless Service (AWS)-3 Auction (FCC Auction 97), a portion of which represented spectrum clearing and First Responder Network Authority funding. We provided the Federal Communications Commission (FCC) an initial down payment of $921 in October 2014 and paid the remaining $17,268 in the first quarter of 2015.

AT&T INC.
JUNE 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months and, in many cases, they have the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of June 30, 2016 and December 31, 2015, gross equipment installment receivables of $4,427 and $5,719 were included on our consolidated balance sheets, of which $2,512 and $3,239 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. To date, cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $3,673.

The following table sets forth a summary of equipment installment receivables sold during the three months and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross receivables sold	$1,845	$1,728	$4,327	$4,363
Net receivables sold[1]	1,671	1,555	3,927	3,936
Cash proceeds received	1,126	1,049	2,647	2,573
Deferred purchase price recorded	563	505	1,282	1,363
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

During the first quarter of 2016, we repurchased equipment installment receivables previously sold to the Purchasers, with a fair value of $532. These transactions reduced our current deferred purchase price receivable by $539, resulting in a loss of $7 during the first quarter. This loss is included in "Selling, general and administrative" in the consolidated statements of income.

At June 30, 2016 and December 31, 2015, our deferred purchase price receivable was $3,426 and $2,961, respectively, of which $1,901 and $1,772 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.

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
JUNE 30, 2016

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2016 and 2015 are summarized as follows:

	Second Quarter			Six-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Operating Revenues
Service	$37,142	$29,541	25.7%	$74,243	$58,503	26.9%
Equipment	3,378	3,474	(2.8)	6,812	7,088	(3.9)
Total Operating Revenues	40,520	33,015	22.7	81,055	65,591	23.6

Operating expenses
Cost of services and sales
Equipment	4,260	4,353	(2.1)	8,635	8,899	(3.0)
Broadcast, programming and operations	4,701	1,148	-	9,330	2,270	-
Other cost of services	9,514	9,578	(0.7)	18,910	18,390	2.8
Selling, general and administrative	8,909	7,467	19.3	17,350	15,428	12.5
Depreciation and amortization	6,576	4,696	40.0	13,139	9,274	41.7
Total Operating Expenses	33,960	27,242	24.7	67,364	54,261	24.1
Operating Income	6,560	5,773	13.6	13,691	11,330	20.8
Income Before Income Taxes	5,421	4,922	10.1	11,428	9,650	18.4
Net Income	3,515	3,184	10.4	7,400	6,523	13.4
Net Income Attributable to AT&T	$3,408	$3,082	10.6%	$7,211	$6,345	13.6%

Overview

Operating revenues increased $7,505, or 22.7%, in the second quarter and $15,464, or 23.6%, for the first six months of 2016.

Service revenues increased $7,601, or 25.7%, in the second quarter and $15,740, or 26.9%, for the first six months of 2016. The increases were primarily due to our 2015 acquisition of DIRECTV and increases in IP broadband and fixed strategic business services. These were partially offset by continued declines in our legacy wireline voice and data products and a true-up that increased the discounts recorded on Ethernet services. The second quarter revenues were also lower as a result of more customers choosing to purchase devices through installment payment agreements, which entitle them to lower monthly service rates under our wireless Mobile Share plans.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Equipment revenues decreased $96, or 2.8%, in the second quarter and $276, or 3.9%, for the first six months of 2016. These declines reflect fewer wireless handset sales and additional promotional offers during 2016. Revenue declines were partially offset by the continuing trend of our wireless customers choosing to purchase higher priced devices and an increase in customers choosing to purchase devices on installment when compared to the prior year.

Operating expenses increased $6,718, or 24.7%, in the second quarter and $13,103, or 24.1%, for the first six months of 2016.

Equipment expenses decreased $93, or 2.1%, in the second quarter and $264, or 3.0%, for the first six months of 2016. The decreases were primarily due to the decline in devices sold to postpaid subscribers and vendor incentives, partially offset by increased sales volumes to our prepaid and international wireless customers.

Broadcast, programming and operations expenses increased $3,553 in the second quarter and $7,060 for the first six months of 2016 due to our acquisition of DIRECTV, slightly offset by fewer AT&T U-verse® (U-verse) subscribers.

Other cost of services expenses decreased $64, or 0.7%, in the second quarter and increased $520, or 2.8%, for the first six months of 2016. The decrease in the second quarter was primarily attributable to higher 2015 expenses of $364 of network rationalization charges and merger-related expenses, combined with lower network and access charges in 2016 and our change in accounting estimate related to customer fulfillment costs (see Note 1). The decrease was mostly offset by higher expenses resulting from our acquisition of DIRECTV, higher compensation- related costs for programs tied to our stock price and an increase in noncash financing-related costs associated with our pension and postretirement benefits.

The increase for the first six months was primarily due to our acquisitions of DIRECTV and Mexican wireless properties. Also contributing to higher expenses was an increase in noncash financing-related costs associated with our pension and postretirement benefits. These increases were partially offset by prior year network rationalization charges, a decline in network and access charges and lower employee separation charges.

Selling, general and administrative expenses increased $1,442, or 19.3%, in the second quarter and $1,922, or 12.5%, for the first six months of 2016. The increases were primarily due to our acquisitions in 2015 and increased advertising activity in 2016, partially offset by lower wireless commission expenses. The increase for the first six months was also offset by a $736 noncash gain on wireless spectrum transactions and lower employee separation charges.

Depreciation and amortization expense increased $1,880, or 40.0%, in the second quarter and $3,865, or 41.7%, for the first six months of 2016. Amortization expense increased $1,197 in the second quarter and $2,425 for the first six months of 2016 due to the amortization of intangibles from recent acquisitions.

Depreciation expense increased $683, or 14.9%, in the second quarter and $1,440, or 15.9%, for the first six months of 2016. The increase was primarily due to previously mentioned acquisitions and ongoing capital spending for network upgrades.

Operating income increased $787, or 13.6%, in the second quarter and $2,361, or 20.8%, for the first six months of 2016. Our operating income margin in the second quarter decreased from 17.5% in 2015 to 16.2% in 2016, and the first six months decreased from 17.3% in 2015 to 16.9% in 2016.

Interest expense increased $326, or 35.0%, in the second quarter and $634, or 34.6%, for the first six months of 2016. The increases were primarily due to higher average debt balances, including debt issued and debt acquired in connection with our acquisition of DIRECTV. The increase for the first six months was slightly offset by higher capitalized interest resulting from the spectrum acquired in the Advanced Wireless Service (AWS)-3 Auction (see Note 7).

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Equity in net income of affiliates decreased $5, or 15.2%, in the second quarter and increased $8, or 24.2%, for the first six months of 2016. Equity in net income of affiliates is primarily attributable to the results from our investments in the Game Show Network, SKY Mexico, YP Holdings LLC and Otter Media Holdings.

Other income (expense) – net We had other income of $91 in the second quarter and $161 for the first six months of 2016, compared to other income of $48 in the second quarter and $118 for the first six months of 2015. Results in the second quarter and for the first six months of 2016 included net gains on the sale of non-strategic assets and investments of $41 and $85 and interest and dividend income of $38 and $67.

Other income in the second quarter and for the first six months of 2015 included net gains on the sale of non-strategic assets and investments of $17 and $50 and interest and dividend income of $26 and $45.

Income taxes increased $168, or 9.7%, in the second quarter and $901, or 28.8%, for the first six months of 2016. Our effective tax rate was 35.2% for both the second quarter and first six months of 2016, as compared to 35.3% for the second quarter and 32.4% for the first six months of 2015. The increases in income tax expense for the second quarter and the first six months of 2016 were primarily due to higher income before income taxes in 2016. In 2015, we recognized tax benefits related to the restructuring of a portion of our Business Solutions segment, which contributed to lower tax expense and the effective tax rate for the first six months of 2015.

Selected Financial and Operating Data
	June 30,
Subscribers and connections in (000s)	2016	2015
Domestic wireless subscribers	131,805	123,902
Mexican wireless subscribers	9,955	8,550
North American wireless subscribers	141,760	132,452

North American branded subscribers	99,557	95,049
North American branded net additions [1]	2,596	1,280

Domestic satellite video subscribers	20,454	-
U-verse video subscribers	4,869	5,971
Latin America satellite video subscribers [2]	12,523	-
Total video subscribers	37,846	5,971

Total domestic broadband connections	15,641	15,961

Network access lines in service	15,285	18,116
U-verse VoIP connections	5,593	5,381

Debt ratio [3]	50.5%	55.5%
Net Debt Ratio [4]	47.6%	45.2%
Ratio of earnings to fixed charges [5]	4.01	4.18
Number of AT&T employees	277,200	250,730
1 At June 30, 2015, our Mexican wireless subscribers have been excluded.
2 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At March 31, 2016, SKY Mexico had 7.7 million subscribers.
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

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our operating segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our operating segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliate for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

We also evaluate segment performance based on Segment Contribution, excluding equity in net income (loss) of affiliates and depreciation and amortization, which we refer to as EBITDA and/or EBITDA margin. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

The Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as strategic business services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as "wired" or "wireline") to provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the U.S. or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers and wholesale and resale wireless subscribers located in the U.S. or in U.S. territories. We utilize our U.S. wireless network to provide voice and data services, including high-speed internet, video, and home monitoring services.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency, and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

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
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Business Solutions
Segment Results
	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change

Segment operating revenues
Wireless service	$7,963	$7,756	2.7%		$15,818	$15,271	3.6%
Fixed strategic services	2,797	2,580	8.4		5,559	5,099	9.0
Legacy voice and data services	4,158	4,681	(11.2)		8,521	9,465	(10.0)
Other service and equipment	886	854	3.7		1,744	1,700	2.6
Wireless equipment	1,775	1,793	(1.0)		3,546	3,686	(3.8)
Total Segment Operating Revenues	17,579	17,664	(0.5)		35,188	35,221	(0.1)

Segment operating expenses
Operations and support	10,857	10,972	(1.0)		21,659	22,045	(1.8)
Depreciation and amortization	2,521	2,460	2.5		5,029	4,802	4.7
Total Segment Operating Expenses	13,378	13,432	(0.4)		26,688	26,847	(0.6)
Segment Operating Income	4,201	4,232	(0.7)		8,500	8,374	1.5
Equity in Net Income of Affiliates	-	-	-		-	-	-
Segment Contribution	$4,201	$4,232	(0.7	) %	$8,500	$8,374	1.5%

The following tables highlight other key measures of performance for the Business Solutions segment:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Business Wireless Subscribers
Postpaid/Branded	49,432	46,697	5.9%
Reseller	52	19	-
Connected devices [1]	28,061	22,462	24.9
Total Business Wireless Subscribers	77,545	69,178	12.1

Business IP Broadband Connections	948	872	8.7%
[1] Includes data-centric devices such as monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change
(in 000s)
Business Wireless Net Additions [1,4]
Postpaid/Branded	185	288	(35.8	) %	318	585	(45.6	) %
Reseller	(13)	3	-		(35)	6	-
Connected devices [2]	1,199	1,478	(18.9)		2,777	2,502	11.0
Business Wireless Net Subscriber Additions	1,371	1,769	(22.5)		3,060	3,093	(1.1)

Business Wireless Postpaid Churn [1,3,4]	0.91%	0.91%	-		0.97%	0.90%	7 BP

Business IP Broadband Net Additions	20	23	(13.0	) %	37	50	(26.0	) %
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2] Includes data-centric devices such as monitoring devices and automobile systems. Excludes postpaid tablets.
[3] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a period divided by the total number of wireless subscribers at the beginning of that period. The churn rate for the period is equal to the average of the churn rate for each month of that period.

[4] Includes the impacts of the expected shutdown of our U.S. 2G network.

Operating Revenues decreased $85, or 0.5%, in the second quarter and $33, or 0.1%, for the first six months of 2016. Revenue decreases were due to continued declines in our legacy voice and data products, lower equipment revenue, the sale of certain hosting operations and foreign exchange pressures. These decreases were partially offset by increased wireless service revenues and fixed strategic services.

Wireless service revenues increased $207, or 2.7%, in the second quarter and $547, or 3.6%, for the first six months of 2016. The revenue increase is primarily due to customer migrations from our Consumer Mobility segment and reflects smartphone and tablet gains.

At June 30, 2016, we served 77.5 million subscribers, an increase of 12.1% from the prior year. Postpaid subscribers increased 5.9% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry and losses attributable to the expected shutdown of our U.S. 2G network. Connected devices, which have lower average revenue per average subscriber (ARPU), increased 24.9% from the prior year reflecting growth in business customers using tracking, monitoring and other sensor-embedded devices on their equipment. We expect that churn and net additions of connected devices could be negatively impacted by the shutdown of the 2G network if these subscribers do not migrate to another device.

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the second quarter, business wireless postpaid churn was 0.91% in both 2016 and 2015, and for the first six months increased to 0.97% in 2016 from 0.90% in 2015.

Fixed strategic services revenues increased $217, or 8.4%, in the second quarter and $460, or 9.0%, for the first six months of 2016. Our revenues, which were negatively impacted by foreign exchange rates, increased in the second quarter and for the first six months of 2016 due to: AT&T Dedicated Internet (formally known as Ethernet access to Managed Internet Services) of $61 and $115, Ethernet of $34 and $99, U-verse services of $40 and $90, and VPN of $30 and $56.

Legacy wired voice and data service revenues decreased $523, or 11.2%, in the second quarter and $944, or 10.0%, for the first six months of 2016. Traditional data revenues in the second quarter and for the first six months of 2016 decreased $327 and $562 and long-distance and local voice revenues decreased $193 and $376. The decreases were primarily due to lower demand as customers continue to migrate to fixed strategic services or shift to competitors, and the sale of certain hosting operations.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Other service and equipment revenues increased $32, or 3.7%, in the second quarter and $44, or 2.6%, for the first six months of 2016. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and customer premises equipment.

Wireless equipment revenues decreased $18, or 1.0%, in the second quarter and $140, or 3.8%, for the first six months of 2016. The decrease in equipment revenues resulted from a decrease in handsets sold to postpaid customers and increased promotional offers. The decreases were partially offset by an increase in purchases of devices on installment payment agreements rather than the device subsidy model.

Operations and support expenses decreased $115, or 1.0%, in the second quarter and $386, or 1.8%, for the first six months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The second quarter decrease was primarily due to declines in wireless commissions costs resulting from lower sales volumes, lower amortization of customer fulfillment costs (see Note 1) and the sale of certain hosting operations. Partially offsetting these decreases were higher wireless handset insurance claims due to an increase in the volume and cost of replacement phones, advertising costs, bad debt expense driven by a higher AT&T NextSM (AT&T Next) subscriber base and wireless equipment expense.

The decrease for the first six months was primarily due to declines of $157 in wireless equipment and $252 in wireless commissions costs, reflecting a decrease in sales volumes. Access costs also declined $84, largely resulting from lower interconnect costs. Lower employee-related costs and the sale of certain hosting operations also contributed to the decrease. Partially offsetting these decreases were higher advertising expenses, wireless handset insurance claims and bad debt expense driven by a higher AT&T Next subscriber base.

Depreciation expense increased $61, or 2.5%, in the second quarter and $227, or 4.7%, for the first six months of 2016. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income decreased $31, or 0.7%, in the second quarter and increased $126, or 1.5%, for the first six months of 2016. Our Business Solutions segment operating income margin in the second quarter decreased from 24.0% in 2015 to 23.9% in 2016, and for the first six months increased from 23.8% in 2015 to 24.2% in 2016. Our Business Solutions EBITDA margin in the second quarter increased from 37.9% in 2015 to 38.2% in 2016, and for the first six months increased from 37.4% in 2015 to 38.4% in 2016.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Segment Results
	Second Quarter			Six-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Segment operating revenues
Video entertainment	$8,963	$1,991	-%	$17,867	$3,862	-%
High-speed internet	1,867	1,623	15.0	3,670	3,176	15.6
Legacy voice and data services	1,244	1,516	(17.9)	2,557	3,128	(18.3)
Other service and equipment	637	652	(2.3)	1,275	1,276	(0.1)
Total Segment Operating Revenues	12,711	5,782	-	25,369	11,442	-

Segment operating expenses
Operations and support	9,569	4,913	94.8	19,147	9,772	95.9
Depreciation and amortization	1,489	1,065	39.8	2,977	2,130	39.8
Total Segment Operating Expenses	11,058	5,978	85.0	22,124	11,902	85.9
Segment Operating Income (Loss)	1,653	(196)	-	3,245	(460)	-
Equity in Net Income (Loss) of Affiliates	(2)	(12)	83.3	1	(18)	-
Segment Contribution	$1,651	$(208)	-%	$3,246	$(478)	-%

The following tables highlight other key measures of performance for the Entertainment Group segment:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Video Connections
Satellite	20,454	-	-%
U-verse	4,841	5,946	(18.6)
Total Video Connections	25,295	5,946	-

Broadband Connections
IP	12,596	12,013	4.9
DSL	1,585	2,415	(34.4)
Total Broadband Connections	14,181	14,428	(1.7)

Retail Consumer Switched Access Lines	6,515	8,142	(20.0)
U-verse Consumer VoIP Connections	5,300	5,170	2.5
Total Retail Consumer Voice Connections	11,815	13,312	(11.2	) %

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change
(in 000s)
Video Net Additions
Satellite	342	-	-%		670	-	-%
U-verse	(391)	(23)	-		(773)	26	-
Net Video Additions	(49)	(23)	-		(103)	26	-

Broadband Net Additions
IP	54	217	(75.1)		240	630	(61.9)
DSL	(164)	(324)	49.4		(345)	(644)	46.4
Net Broadband Additions	(110)	(107)	(2.8	) %	(105)	(14)	-%

Operating revenues increased $6,929 in the second quarter and $13,927 for the first six months of 2016, largely due to our acquisition of DIRECTV in the third quarter of 2015. Also contributing to the increases was continued growth in consumer IP broadband, which more than offset lower revenues from legacy voice and data products.

Video entertainment revenues increased $6,972 in the second quarter and $14,005 for the first six months of 2016, primarily related to our acquisition of DIRECTV. We are now focusing our sales efforts on satellite service as there are lower content costs for satellite subscribers. U-verse video revenue was lower in the second quarter and the first six months of 2016, primarily due to an 18.6% decrease in U-verse video connections, when compared to 2015. At June 30, 2016, more than 80% of our video subscribers were on the DIRECTV platform.

High-speed internet revenues increased $244, or 15.0%, in the second quarter and $494, or 15.6%, for the first six months of 2016. When compared to 2015, IP broadband subscribers increased 4.9%, to 12.6 million subscribers at June 30, 2016; however, second-quarter and year-to-date net additions were lower due to fewer U-verse sales promotions in the year. The churn of video customers also contributed to lower net additions, as a portion of these video subscribers also chose to disconnect their IP broadband service.

Legacy voice and data service revenues decreased $272, or 17.9%, in the second quarter and $571, or 18.3%, for the first six months of 2016. At June 30, 2016, legacy voice and data services represented approximately 10% of our total Entertainment Group revenue, and reflect decreases of $161 and $340 in long-distance, and $111 and $231 in traditional data revenues. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors. At June 30, 2016, approximately 11% of our broadband connections were DSL compared to nearly 17% at June 30, 2015.

Operations and support expenses increased $4,656, or 94.8%, in the second quarter and $9,375, or 95.9%, for the first six months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content, as well as personnel charges for compensation and benefits.

Increased expenses were primarily due to our acquisition of DIRECTV, which increased our second quarter and year-to-date Entertainment Group expenses by $5,100 and $9,923. The DIRECTV related second quarter and year-to-date increases were primarily due to the recognition of additional content costs for satellite subscribers, customer support and service related charges and advertising expenses. Partially offsetting these increases were lower employee charges resulting from ongoing workforce reductions and our focus on cost initiatives.

Depreciation expenses increased $424, or 39.8%, in the second quarter and $847, or 39.8%, for the first six months of 2016. The increases were primarily due to our acquisition of DIRECTV and ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating income increased $1,849 in the second quarter and $3,705 for the first six months of 2016. Our Entertainment Group segment operating income margin in the second quarter increased from (3.4)% in 2015 to 13.0% in 2016, and for the first six months increased from (4.0)% in 2015 to 12.8% in 2016. Our Entertainment Group segment EBITDA margin in the second quarter increased from 15.0% in 2015 to 24.7% in 2016, and the first six months increased from 14.6% in 2015 to 24.5% in 2016.

Consumer Mobility
Segment Results
	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change

Segment operating revenues
Service	$6,948	$7,359	(5.6	) %	$13,891	$14,656	(5.2	) %
Equipment	1,238	1,396	(11.3)		2,623	2,877	(8.8)
Total Segment Operating Revenues	8,186	8,755	(6.5)		16,514	17,533	(5.8)

Segment operating expenses
Operations and support	4,680	5,202	(10.0)		9,592	10,743	(10.7)
Depreciation and amortization	932	934	(0.2)		1,854	1,936	(4.2)
Total Segment Operating Expenses	5,612	6,136	(8.5)		11,446	12,679	(9.7)
Segment Operating Income	2,574	2,619	(1.7)		5,068	4,854	4.4
Equity in Net Income (Loss) of Affiliates	-	-	-		-	-	-
Segment Contribution	$2,574	$2,619	(1.7	) %	$5,068	$4,854	4.4%

The following tables highlight other key measures of performance for the Consumer Mobility segment:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Consumer Mobility Subscribers
Postpaid	27,862	29,844	(6.6	) %
Prepaid	12,633	10,438	21.0
Branded	40,495	40,282	0.5
Reseller	12,869	13,487	(4.6)
Connected devices [1]	896	955	(6.2)
Total Consumer Mobility Subscribers	54,260	54,724	(0.8	) %
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change
(in 000s)
Consumer Mobility Net Additions [1,4]
Postpaid	72	122	(41.0	) %	68	266	(74.4	) %
Prepaid	365	331	10.3		865	429	-
Branded Net Additions	437	453	(3.5)		933	695	34.2
Reseller	(446)	(98)	-		(824)	(367)	-
Connected devices [2]	(1)	(30)	96.7		(27)	(109)	75.2
Consumer Mobility Net Subscriber Additions	(10)	325	-%		82	219	(62.6	) %

Total Churn [1,3,4]	1.96%	1.86%	10 BP		2.04%	1.95%	9 BP
Postpaid Churn [1,3,4]	1.09%	1.16%	(7) BP		1.16%	1.18%	(2) BP
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
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

[4] Includes the impacts of the expected shutdown of our U.S. 2G network.

Operating Revenues decreased $569, or 6.5%, in the second quarter and $1,019, or 5.8%, for the first six months of 2016. Decreased revenues reflect declines in postpaid service revenues due to customers choosing Mobile Share plans and migrating to our Business Solutions segment, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

Service revenue decreased $411, or 5.6%, in the second quarter and $765, or 5.2%, for the first six months of 2016. The decreases were largely due to postpaid customers continuing to shift to no-device-subsidy plans that allow for discounted monthly service charges under our Mobile Share plans, and the migration of subscribers to Business Solutions. Revenues from postpaid customers declined $627, or 11.1%, in the second quarter and $1,143, or 10.2%, for the first six months. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 6.2% and 5.2%, respectively. The decreases were partially offset by higher prepaid service revenues of $249 in the second quarter and $453 for the first six months and include services sold under the Cricket brand.

Equipment revenue decreased $158, or 11.3%, in the second quarter and $254, or 8.8%, for the first six months of 2016. The decreases in equipment revenues resulted from lower postpaid handset volumes and increased promotional activities, partially offset by increases in handsets sold to prepaid customers and devices purchased on installment payment agreements rather than the device subsidy model.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operations and support expenses decreased $522, or 10.0%, in the second quarter and $1,151, or 10.7%, for the first six months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses in the second quarter were primarily due to the following:
•	Equipment costs decreased $223 primarily due to lower postpaid handset volumes partially offset by the sale of more devices to prepaid subscribers.
•
Selling and commission expenses decreased $113 primarily due to lower sales volumes and lower average commission rates, including those paid under the AT&T Next program, combined with fewer upgrade transactions.

•	Network costs decreased $81 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Customer service costs decreased $69 primarily due to reduced salaries and benefits and lower vendor and professional services from reduced call volumes.

Decreased operations and support expenses for the first six months were primarily due to the following:
•	Equipment costs decreased $343 primarily due to lower postpaid handset volumes partially offset by the sale of more devices to prepaid subscribers.
•
Selling and commission expenses decreased $318 primarily due to lower sales volumes and lower average commission rates, including those paid under the AT&T Next program, combined with fewer upgrade transactions.

•	Network costs decreased $196 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Customer service costs decreased $113 primarily due to reduced salaries and benefits and lower vendor and professional services from reduced call volumes.

Depreciation expense decreased $2, or 0.2%, in the second quarter and $82, or 4.2%, for the first six months of 2016. The decrease was primarily due to fully depreciated assets, partially offset by the ongoing capital spending for network upgrades and expansion.

Operating income decreased $45, or 1.7%, in the second quarter and increased $214, or 4.4%, in the first six months of 2016. Our Consumer Mobility segment operating income margin in the second quarter increased from 29.9% in 2015 to 31.4% in 2016, and for the first six months increased from 27.7% in 2015 to 30.7% in 2016. Our Consumer Mobility EBITDA margin in the second quarter increased from 40.6% in 2015 to 42.8% in 2016, and for the first six months increased from 38.7% in 2015 to 41.9% in 2016.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

International
Segment Results
	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change
Segment operating revenues
Video entertainment	$1,222	$-	-%		$2,352	$-	-%
Wireless	489	444	10.1		944	659	43.2
Equipment	117	47	-		199	68	-
Total Segment Operating Revenues	$1,828	$491	-		$3,495	$727	-

Segment operating expenses
Operations and support	$1,723	$529	-		$3,311	$747	-
Depreciation and amortization	298	93	-		575	121	-
Total Segment Operating Expenses	2,021	622	-		3,886	868	-
Segment Operating Income (Loss)	(193)	(131)	(47.3)		(391)	(141)	-
Equity in Net Income of Affiliates	9	-	-		23	-	-
Segment Contribution	$(184)	$(131)	(40.5	) %	$(368)	$(141)	-%

The following tables highlight other key measures of performance for the International segment:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Mexican Wireless Subscribers
Postpaid	4,570	4,144	10.3%
Prepaid	5,059	3,926	28.9
Branded	9,629	8,070	19.3
Reseller	326	480	(32.1)
Total Mexican Wireless Subscribers	9,955	8,550	16.4

Latin America Satellite Subscribers
PanAmericana	7,175	-	-
SKY Brazil	5,348	-	-
Total Latin America Satellite Subscribers [1]	12,523	-	-%
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At March 31, 2016, SKY Mexico had 7.7 million subscribers.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
(in 000s)	2016	2015	Percent Change	2016	2015	Percent Change
Mexican Wireless Net Additions
Postpaid	165	2	-%	281	32	-%
Prepaid	614	(161)	-	1,064	(467)	-
Branded Net Additions	779	(159)	-	1,345	(435)	-
Reseller	(37)	(11)	-	(74)	(23)	-
Mexican Wireless Net Subscriber Additions	742	(170)	-	1,271	(458)	-

Latin America Satellite Net Additions
PanAmericana	81	-	-	109	-	-
SKY Brazil	6	-	-	(95)	-	-
Latin America Satellite Net Subscriber Additions [1]	87	-	-%	14	-	-%
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At March 31, 2016, SKY Mexico had 7.7 million subscribers and net subscriber additions of 398,000 in the first quarter of 2016.

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

Operating revenues increased $1,337 in the second quarter and $2,768 for the first six months of 2016. The increase in the second quarter and for the first six months includes $1,222 and $2,352 from video services in Latin America and increases of $115 and $416 attributable to additional wireless revenues in Mexico.

Operations and support expenses increased $1,194 in the second quarter and $2,564 for the first six months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits.

Depreciation expense increased $205 in the second quarter and $454 for the first six months of 2016. The increase was primarily due to the acquisition of DIRECTV.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating income decreased $62 in the second quarter and $250 for the first six months of 2016. Our International segment operating income margin in the second quarter was (10.6)% in 2016 and (26.7)% in 2015, and for the first six months was (11.2)% in 2016 and (19.4)% in 2015. Our International EBITDA margin in the second quarter was 5.7% in 2016 and (7.7)% in 2015 and the first six months was 5.3% in 2016 and (2.8)% for 2015.

Supplemental Operating Information
As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined domestic wireless operations (AT&T Mobility).

AT&T Mobility Results
	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change

Operating revenues
Service	$14,912	$15,115	(1.3	) %	$29,710	$29,927	(0.7	) %
Equipment	3,013	3,189	(5.5)		6,169	6,563	(6.0)
Total Operating Revenues	17,925	18,304	(2.1)		35,879	36,490	(1.7)

Operating expenses
Operations and support	10,502	10,973	(4.3)		21,126	22,445	(5.9)
EBITDA	7,423	7,331	1.3		14,753	14,045	5.0
Depreciation and amortization	2,081	2,031	2.5		4,137	4,036	2.5
Total Operating Expenses	12,583	13,004	(3.2)		25,263	26,481	(4.6)
Operating Income	$5,342	$5,300	0.8%		$10,616	$10,009	6.1%

The following tables highlight other key measures of performance for AT&T Mobility:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Wireless Subscribers [1]
Postpaid smartphones	58,508	57,536	1.7%
Postpaid feature phones and data-centric devices	18,787	19,005	(1.1)
Postpaid	77,295	76,541	1.0
Prepaid	12,633	10,438	21.0
Branded	89,928	86,979	3.4
Reseller	12,920	13,506	(4.3)
Connected devices [2]	28,957	23,417	23.7
Total Wireless Subscribers	131,805	123,902	6.4

Branded Smartphones	69,058	65,243	5.8
Mobile Share connections	58,246	57,813	0.7
Smartphones under our installment program at end of period	29,026	21,106	37.5%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter				Six-Month Period
	2016	2015	Percent Change		2016	2015	Percent Change
(in 000s)
Wireless Net Additions [1,4]
Postpaid	257	410	(37.3	) %	386	851	(54.6	) %
Prepaid	365	331	10.3		865	429	-
Branded Net Additions	622	741	(16.1)		1,251	1,280	(2.3)
Reseller	(459)	(95)	-		(859)	(361)	-
Connected devices [2]	1,198	1,448	(17.3)		2,750	2,393	14.9
Wireless Net Subscriber Additions	1,361	2,094	(35.0)		3,142	3,312	(5.1)

Smartphones sold under our installment program during period	3,960	3,859	2.6		8,095	7,924	2.2

Total Churn [3,4]	1.35%	1.31%	4 BP		1.38%	1.36%	2 BP
Branded Churn [3,4]	1.47%	1.52%	(5) BP		1.55%	1.55%	-
Postpaid Churn [3,4]	0.97%	1.01%	(4) BP		1.04%	1.01%	3 BP
[1] Excludes acquisition-related additions during the period.
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

[4] Includes the impacts of the expected shutdown of our U.S. 2G network.

Operating income increased $42, or 0.8%, in the second quarter and $607, or 6.1%, for the first six months of 2016. The operating income margin of AT&T Mobility in the second quarter increased from 29.0% in 2015 to 29.8% in 2016, and increased for the first six months from 27.4% in 2015 to 29.6% in 2016. AT&T Mobility's EBITDA margin in the second quarter increased from 40.1% in 2015 to 41.4% in 2016, and increased for the first six months from 38.5% in 2015 to 41.1% in 2016. AT&T Mobility's EBITDA service margin in the second quarter increased from 48.5% in 2015 to 49.8% in 2016, and increased for the first six months from 46.9% in 2015 to 49.7% in 2016. (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues.)

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and AT&T Next. Additionally, beginning in the first quarter of 2016, we introduced an integrated offer that allows for unlimited wireless data when combined with our video services, ending the second quarter with more than 5.0 million subscribers on these packages.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The expected year-end 2016 shutdown of our U.S. 2G network is beginning to contribute to higher disconnections and churn of subscribers. We expect that churn and net additions could be negatively impacted by the shutdown of this network if these subscribers do not choose to migrate to another device. Our 2G subscribers and connections at June 30 are as follows:

(in 000s)	June 30, 2016	June 30, 2015	Percent Change
Postpaid (primarily phones)	626	1,252	(50.0	) %
Prepaid	254	405	(37.3)
Reseller [1]	1,287	3,768	(65.8)
Connected devices [2]	3,983	7,449	(46.5)
Total 2G Subscribers and Connections	6,150	12,874	(52.2	) %
1 Primarily included in our Consumer Mobility segment.
2 Primarily included in our Business Solutions segment.

ARPU
Postpaid phone-only ARPU (average revenue per average wireless subscriber) was $59.80 for the second quarter and $59.66 for the first six months of 2016, compared to $61.26 and $60.62 in 2015. Postpaid phone-only ARPU plus AT&T Next subscriber installment billings increased 2.5% compared to the second quarter of 2015 and 3.8% compared to the first six months of 2015 due to the continuing growth of the AT&T Next program.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was higher for the second quarter and first six months of 2016, but could be negatively impacted in the future by the loss of 2G reseller subscribers and connected devices on our 2G network. While postpaid churn was lower in the second quarter, it was higher for the six months, reflecting continuing competitive pressure in the industry.

Branded Subscribers
Branded subscribers increased 0.7% when compared to March 31, 2016 and 3.4% when compared to June 30, 2015. These increases included a 3.8% and 21.0% increase in prepaid subscribers and a 0.2% and 1.0% increase in postpaid subscribers, respectively. At June 30, 2016, 89% of our postpaid phone subscriber base used smartphones, compared to 85% at June 30, 2015. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Device connections on our Mobile Share plans now represent 75% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract new subscribers from other providers and minimize churn.

During the first quarter of 2016, we discontinued offering subsidized smartphones to most of our customers. Under this no-subsidy model, subscribers must purchase a device on installments under an equipment installment program or choose to bring their own device, with no annual service contract. At June 30, 2016, about 50% of the postpaid smartphone base is on an installment program compared to nearly 37% at June 30, 2015. Of the postpaid smartphone gross adds and upgrades during the second quarter and first six months of 2016, 93% and 92% were either equipment installment plans or BYOD. While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins. During the second quarter and first six months of 2016, we added approximately 477,000 and 1,033,000 BYOD customers, compared to 334,000 and 647,000 in 2015.

Our equipment installment purchase programs, including AT&T Next, allow for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, AT&T Next subscribers also have the right to trade in the original device for a new device with a new installment plan and have the remaining unpaid balance satisfied. For installment programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers choosing equipment installment programs pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 4.3% during the second quarter when compared to March 31, 2016 and 23.7% when compared to June 30, 2015. During the second quarter and first six months of 2016, we added approximately 1.3 million and 2.4 million "connected" cars through agreements with various carmakers. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Litigation Challenging DIRECTV's NFL Sunday Ticket  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL Sunday Ticket. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL Sunday Ticket package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. On June 24, 2016, the plaintiffs filed a consolidated amended complaint. We vigorously dispute the allegations the complaints have asserted.

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

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, which we vigorously dispute, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and the appeal is now pending before that Court while limited discovery proceeds in the District Court. Oral argument on the appeal was heard on June 17, 2016, and we are now waiting for the appellate court to issue its decision. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

AT&T INC.
JUNE 30, 2016

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

For our U.S. mobility employees, contracts covering wages and other non-benefit working terms are structured on a regional basis, with a separate national contract primarily covering medical benefits. Approximately 40,000 employees are covered in this separate contract that has a no strike/no lock-out clause. On August 3, 2016, we reached a tentative agreement on this contract that was due to expire on December 31, 2016.

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

In February 2015, the FCC released an order reclassifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to comprehensive regulation under the Telecom Act. The FCC's decision significantly expands the FCC's existing authority to regulate the provision of fixed and mobile broadband internet access services. AT&T and other providers of broadband internet access services challenged the FCC's decision before the U.S. Court of Appeals for the D.C. Circuit. On June 14, 2016, a panel of the Court of Appeals upheld the FCC's rules by a 2-1 vote. On July 29, 2016, AT&T and several of the other parties that challenged the rules filed petitions with the Court of Appeals asking that the case be reheard either by the panel or by the full Court. Those petitions remain pending.

The FCC is in the process of adopting new rules that could restrict our commercial flexibility in the provision of video, special access, business and advertising services. New rules are expected before the end of 2016. If new rules are adopted, we expect to appeal any rule that we believe to restrain on our business unlawfully.

AT&T INC.
JUNE 30, 2016

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

We have also submitted a bid to provide a nationwide mobile broadband network for first responders (FirstNet). Should our bid be accepted, the actual reach of the network will depend on participation by the individual States.

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
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $7,208 in cash and cash equivalents available at June 30, 2016. Cash and cash equivalents included cash of $2,408 and money market funds and other cash equivalents of $4,800. Approximately $600 of our cash and cash equivalents resided in foreign jurisdictions, some of which are subject to restrictions on repatriation. Cash and cash equivalents increased $2,087 since December 31, 2015. In the first six months of 2016, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties, and long-term debt issuances. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses; funding capital expenditures; debt repayments; dividends to stockholders; and the acquisition of wireless spectrum and other operations. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2016, cash provided by operating activities was $18,207, compared to $15,898 for the first six months of 2015. Higher operating cash flows in 2016 were primarily due to our acquisition of DIRECTV offset by the timing of working capital payments.

Cash Used in or Provided by Investing Activities
For the first six months of 2016, cash used in investing activities totaled $10,017 and consisted primarily of $9,702 for capital expenditures, excluding interest during construction, and $485 for the acquisition of wireless spectrum, Quickplay Media, Inc. and other operations. These expenditures were partially offset by net cash receipts of $500 from the sale of securities.

Virtually all of our capital expenditures are spent on our wireless and wireline networks, our video services and related support systems. Capital expenditures, excluding interest during construction, increased $1,374 in the first six months. The increase was primarily due to our wireless network expansion in Mexico, DIRECTV operations and continued fiber buildout. In connection with capital improvements to our wireless network in Mexico, we also negotiated favorable payment terms (referred to as vendor financing). For the first six months of 2016, we excluded $138 of vendor financing related to capital investments. We do not report capital expenditures at the segment level.

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

Cash Provided by or Used in Financing Activities
For the first six months of 2016, cash used in financing activities totaled $6,103 and included net proceeds of $10,140 primarily from the following long-term debt issuances:
•	February issuance of $1,250 of 2.800% global notes due 2021.
•	February issuance of $1,500 of 3.600% global notes due 2023.
•	February issuance of $1,750 of 4.125% global notes due 2026.
•	February issuance of $1,500 of 5.650% global notes due 2047.
•	May issuance of $750 of 2.300% global notes due 2019.
•	May issuance of $750 of 2.800% global notes due 2021.
•	May issuance of $1,100 of 3.600% global notes due 2023.
•	May issuance of $900 of 4.125% global notes due 2026.
•	May issuance of $500 of 4.800% global notes due 2044.

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

During the first six months of 2016, we redeemed $9,129 of debt, primarily consisting of the following:
•	February redemption of $1,250 of AT&T Floating Rate Notes due 2016.
•	March prepayment of the remaining $1,000 outstanding under a $2,000 18-month credit agreement by and between AT&T and Mizuho.
•	May redemption of $1,750 of 2.950% global notes due 2016.
•	June prepayment of $5,000 of outstanding advances under our $9,155 Syndicated Credit Agreement (See "Credit Facilities" below).

In July 2016, we made a refundable deposit with the FCC for the upcoming Auction 1000.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.2% as of June 30, 2016, compared to 4.1% as of March 31, 2016, and 4.0% as of December 31, 2015. We had $125,568 of total notes and debentures outstanding at June 30, 2016, which included Euro, British pound sterling, Swiss Franc, Brazilian real and Canadian dollar denominated debt of approximately $25,826.

As of June 30, 2016, we had approximately 402 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. During the first six months of 2016, we repurchased approximately 5 million shares for $197. In 2016, we intend to use free cash flow (operating cash flows less construction and capital expenditures) after dividends primarily to pay down debt.

We paid dividends of $5,899 during the first six months of 2016, compared with $4,873 for the first six months of 2015, primarily reflecting the increase in shares outstanding resulting from our acquisition of DIRECTV. Dividends declared by our Board of Directors totaled $0.48 per share in the second quarter and $0.96 per share for the first six months of 2016 and $0.47 per share in the second quarter and $0.94 per share for the first six months of 2015. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2016, we had $9,528 of debt maturing within one year, $9,004 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
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

AT&T INC.
JUNE 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Revolving Credit Agreement
In the event advances are made under the Revolving Credit Agreement, those advances would be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the agreement. We can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. We also may request that the total amount of the lender's commitments be increased by an integral multiple of $25 effective on a date that is at least 90 days prior to the scheduled termination date then in effect, provided that no event of default has occurred and in no event shall the total amount of the lender's commitments at any time exceed $14,000. At June 30, 2016, we had no advances outstanding under the Revolving Credit Agreement and we have complied with all covenants.

The obligations of the lenders to provide advances will terminate on December 11, 2020, unless prior to that date either: (i) AT&T reduces to $0 the commitments of the lenders, or (ii) certain events of default occur. We and lenders representing more than 50% of the facility amount may agree to extend their commitments for two one-year periods beyond the December 11, 2020 termination date, under certain circumstances.

Advances under the Revolving Credit Agreement would bear interest, at AT&T's option, either:
•
at a variable annual rate equal to (i) the highest of: (a) the base rate of the bank affiliate of Citibank, N.A. which is serving as administrative agent under the Agreement, (b) 0.50% per annum above the Federal Funds Rate, and (c) the London Interbank Offered Rate (LIBOR) applicable to U.S. dollars for a period of one month plus 1.00% per annum, plus (ii) an applicable margin, as set forth in the Revolving Credit Agreement ("Applicable Margin for Base Advances"); or

•	at a rate equal to: (i) LIBOR for a period of one, two, three or six months, as applicable, plus (ii) the Applicable Margin ("Applicable Margin for Eurocurrency Rate Advances").

The Applicable Margin for Eurocurrency Rate Advances will equal 0.680%, 0.910%, 1.025% or 1.125% per annum, depending on AT&T's credit rating. The Applicable Margin for Base Rate Advances will be equal to the greater of 0.00% and the relevant Applicable Margin for Eurocurrency Rate Advances minus 1.00% per annum depending on AT&T's credit rating.

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

The Syndicated Credit Agreement
In March 2015, AT&T borrowed all amounts available under the Tranche A Facility and the Tranche B Facility. Amounts borrowed under the Tranche A Facility will be due on March 2, 2018. Amounts borrowed under the Tranche B Facility will be subject to amortization from March 2, 2018, with 25 percent of the aggregate principal amount thereof being payable prior to March 2, 2020, and all remaining principal amount due on March 2, 2020. In June 2016, we repaid $4,000 of the outstanding debt under the Tranche A Facility and $1,000 of the outstanding debt under the Tranche B Facility. After repayment, the amortization in the Tranche B Facility has been satisfied.

AT&T INC.
JUNE 30, 2016

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

Collateral Arrangements
During the first six months of 2016, we posted $928 of additional cash collateral, on a net basis, to banks and other participants in our derivative arrangements, due mainly to the U.S. dollar strengthening versus the British pound sterling. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2016, our debt ratio was 50.5%, compared to 55.5% at June 30, 2015, and 50.5% at December 31, 2015. Our net debt ratio was 47.6% at June 30, 2016, compared to 45.2% at June 30, 2015, and 48.5% at December 31, 2015. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first six months of 2016, we received $2,773 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,704 as of June 30, 2016, and $8,714 as of December 31, 2015, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $280 to the trust during the first six months of 2016. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2015 and 2016.

AT&T INC.
JUNE 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2016, we had interest rate swaps with a notional value of $7,050 and a fair value of $202.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $29,642 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(3,721) at June 30, 2016.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of June 30, 2016.

AT&T INC.
JUNE 30, 2016

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

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure including the withdrawal of legacy TDM-based services; universal service; broadband deployment; E911 services; competition policy; net neutrality; including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms, and wireless and satellite license awards and renewals.

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
JUNE 30, 2016

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2016, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2016 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased [1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2016 - April 30, 2016	14,308	$-	-	406,550,000
May 1, 2016 - May 31, 2016	3,001,139	38.43	3,000,000	403,550,000
June 1, 2016 - June 30, 2016	2,658,815	40.87	2,000,000	401,550,000
Total	5,674,262	$39.40	5,000,000
[1] In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.

[2] Of the shares repurchased, 32,522 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.
[3] Of the shares repurchased, 641,740 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T INC.
JUNE 30, 2016

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

August 4, 2016	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer