Form 10-Q
period 2016-09-30
AT&T INC.
filed 2016-11-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

At October 31, 2016 there were 6,141 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating Revenues
Service	$37,272	$35,539	$111,515	$94,042
Equipment	3,618	3,552	10,430	10,640
Total operating revenues	40,890	39,091	121,945	104,682

Operating Expenses
Cost of services and sales
Equipment	4,455	4,501	13,090	13,400
Broadcast, programming and operations	4,909	4,081	14,239	6,351
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,526	9,214	28,436	27,604
Selling, general and administrative	9,013	9,107	26,363	24,535
Depreciation and amortization	6,579	6,265	19,718	15,539
Total operating expenses	34,482	33,168	101,846	87,429
Operating Income	6,408	5,923	20,099	17,253
Other Income (Expense)
Interest expense	(1,224)	(1,146)	(3,689)	(2,977)
Equity in net income of affiliates	16	15	57	48
Other income (expense) – net	(7)	(57)	154	61
Total other income (expense)	(1,215)	(1,188)	(3,478)	(2,868)
Income Before Income Taxes	5,193	4,735	16,621	14,385
Income tax expense	1,775	1,657	5,803	4,784
Net Income	3,418	3,078	10,818	9,601
Less: Net Income Attributable to Noncontrolling Interest	(90)	(84)	(279)	(262)
Net Income Attributable to AT&T	$3,328	$2,994	$10,539	$9,339
Basic Earnings Per Share Attributable to AT&T	$0.54	$0.50	$1.70	$1.71
Diluted Earnings Per Share Attributable to AT&T	$0.54	$0.50	$1.70	$1.71
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	6,168	5,924	6,171	5,447
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	6,189	5,943	6,191	5,463
Dividends Declared Per Common Share	$0.48	$0.47	$1.44	$1.41
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$3,418	$3,078	$10,818	$9,601
Other comprehensive income (loss), net of tax:
Foreign Currency:
Foreign currency translation adjustment (includes $21, $(20), $21 and $(20) attributable to noncontrolling interest), net of taxes of $(91), $(535), $35 and $(638)	(225)	(1,039)	(51)	(1,224)
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $28, $(49), $15 and $(30)	46	(85)	25	(51)
Reclassification adjustment included in net income, net of taxes of $(3), $2, $(3), and $(3)	(5)	3	(5)	(6)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $240, $(237), $99 and $(479)	446	(441)	183	(890)
Reclassification adjustment included in net income, net of taxes of $5, $6, $15 and $15	10	11	29	28
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(131), $(131), $(393) and $(393)	(215)	(215)	(644)	(644)
Other comprehensive income (loss)	57	(1,766)	(463)	(2,787)
Total comprehensive income	3,475	1,312	10,355	6,814
Less: Total comprehensive income attributable to noncontrolling interest	(111)	(64)	(300)	(242)
Total Comprehensive Income Attributable to AT&T	$3,364	$1,248	$10,055	$6,572
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$5,895	$5,121
Accounts receivable - net of allowances for doubtful accounts of $650 and $704	16,855	16,532
Prepaid expenses	1,333	1,072
Other current assets	13,291	13,267
Total current assets	37,374	35,992
Property, plant and equipment	316,261	306,227
Less: accumulated depreciation and amortization	(192,339)	(181,777)
Property, Plant and Equipment – Net	123,922	124,450
Goodwill	105,271	104,568
Licenses	94,241	93,093
Customer Lists and Relationships – Net	15,227	18,208
Other Intangible Assets – Net	8,734	9,409
Investments in Equity Affiliates	1,679	1,606
Other Assets	16,527	15,346
Total Assets	$402,975	$402,672

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$7,982	$7,636
Accounts payable and accrued liabilities	28,849	30,372
Advanced billing and customer deposits	4,637	4,682
Accrued taxes	2,686	2,176
Dividends payable	2,948	2,950
Total current liabilities	47,102	47,816
Long-Term Debt	117,239	118,515
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	59,649	56,181
Postemployment benefit obligation	33,483	34,262
Other noncurrent liabilities	20,899	22,258
Total deferred credits and other noncurrent liabilities	114,031	112,701

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2016 and
December 31, 2015: issued 6,495,231,088 at September 30, 2016 and December 31, 2015)	6,495	6,495
Additional paid-in capital	89,536	89,763
Retained earnings	35,319	33,671
Treasury stock (354,467,711 at September 30, 2016 and 350,291,239
at December 31, 2015, at cost)	(12,589)	(12,592)
Accumulated other comprehensive income	4,850	5,334
Noncontrolling interest	992	969
Total stockholders' equity	124,603	123,640
Total Liabilities and Stockholders' Equity	$402,975	$402,672
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2016	2015
Operating Activities
Net income	$10,818	$9,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,718	15,539
Undistributed earnings from investments in equity affiliates	(22)	(36)
Provision for uncollectible accounts	1,036	895
Deferred income tax expense	3,011	1,539
Net gain from sale of investments, net of impairments	(88)	(46)
Changes in operating assets and liabilities:
Accounts receivable	(1,108)	737
Other current assets	1,805	546
Accounts payable and accrued liabilities	(1,173)	1,332
Equipment installment receivables and related sales	207	(1,682)
Deferred fulfillment costs	(1,883)	(884)
Retirement benefit funding	(770)	(595)
Other - net	(2,349)	(251)
Total adjustments	18,384	17,094
Net Cash Provided by Operating Activities	29,202	26,695

Investing Activities
Capital expenditures:
Purchase of property and equipment	(15,283)	(13,356)
Interest during construction	(669)	(566)
Acquisitions, net of cash acquired	(2,922)	(30,694)
Dispositions	184	79
Sale of securities, net	501	1,490
Net Cash Used in Investing Activities	(18,189)	(43,047)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	-	(1)
Issuance of long-term debt	10,140	33,967
Repayment of long-term debt	(10,688)	(9,962)
Purchase of treasury stock	(444)	-
Issuance of treasury stock	137	133
Dividends paid	(8,850)	(7,311)
Other	(534)	(2,875)
Net Cash (Used in) Provided by Financing Activities	(10,239)	13,951
Net increase (decrease) in cash and cash equivalents	774	(2,401)
Cash and cash equivalents beginning of year	5,121	8,603
Cash and Cash Equivalents End of Period	$5,895	$6,202
Cash paid during the nine months ended September 30 for:
Interest	$4,430	$3,462
Income taxes, net of refunds	$3,166	$873
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2016
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,763
Issuance of treasury stock		(43)
Share-based payments		(207)
Change related to acquisition of interests held by noncontrolling owners		23
Balance at end of period		$89,536

Retained Earnings
Balance at beginning of year		$33,671
Net income attributable to AT&T ($1.70 per diluted share)		10,539
Dividends to stockholders ($1.44 per share)		(8,891)
Balance at end of period		$35,319

Treasury Stock
Balance at beginning of year	(350)	$(12,592)
Repurchase and acquisition of common stock	(14)	(566)
Issuance of treasury stock	10	569
Balance at end of period	(354)	$(12,589)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$5,334
Other comprehensive loss attributable to AT&T		(484)
Balance at end of period		$4,850

Noncontrolling Interest
Balance at beginning of year		$969
Net income attributable to noncontrolling interest		279
Distributions		(252)
Acquisition of interest held by noncontrolling owners		(25)
Translation adjustments attributable to noncontrolling interest, net of taxes		21
Balance at end of period		$992

Total Stockholders' Equity at beginning of year		$123,640
Total Stockholders' Equity at end of period		$124,603
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2016

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. The consolidated statements of cash flows include revisions to present "Equipment installment receivables and related sales" and "Deferred fulfillment costs" separately from "Other – net" and previously reported changes in operating assets and liabilities.

Cash Flows  In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, "Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15), which provides guidance related to cash flows presentation and is effective for annual reporting periods beginning after December 15, 2017, subject to early adoption. The majority of the guidance in ASU 2016-15 is consistent with our current cash flow classifications. However, cash receipts on the deferred purchase price described in Note 8 will be classified as cash flows from investing activities instead of our current presentation as cash flow from operations. Under ASU 2016-15, we will continue to recognize cash receipts on owned equipment installment receivables as cash from operations. AT&T's cash flows from operating activities included cash receipts on the deferred purchase price of $534 for the nine months ended September 30, 2016, and $536 for the year ended December 31, 2015.

Leases  In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASU 2016-02 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding "right-of-use" assets and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP.

Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition. The income statement recognition of lease expense appears similar to our current methodology. We are continuing to evaluate other potential impacts to our financial statements.

Revenue Recognition  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09) and has modified the standard thereafter. These standards replace existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard.

AT&T INC.
SEPTEMBER 30, 2016

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

Upon initial evaluation, we believe the key changes in the standard that impact our revenue recognition relate to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized. We are still in the process of evaluating these impacts. As a result of our accounting policy change for customer set-up and installation costs made in 2015, we believe that the requirement to defer such costs under the new standard will not result in a significant change to our results. However, the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheets. We cannot currently estimate the impact of this change upon adoption, as the industry continues to undergo changes in how devices and services are sold to customers.

Customer Fulfillment Costs  During the second quarter of 2016, we updated our analysis of the economic lives of customer relationships, which included a review of satellite customer data following the DIRECTV acquisition. As of April 1, 2016, to better reflect the estimated economic lives of satellite and certain business customer relationships, we extended the amortization period to approximately 4.5 years. This change in accounting estimate decreased other cost of services and impacted net income $79, or $0.01 per diluted share, in the third quarter of 2016 and $161, or $0.03 per diluted share, for the nine months ended September 30, 2016.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerators
Numerator for basic earnings per share:
Net Income	$3,418	$3,078	$10,818	$9,601
Less: Net income attributable to noncontrolling interest	(90)	(84)	(279)	(262)
Net Income attributable to AT&T	3,328	2,994	10,539	9,339
Dilutive potential common shares:
Share-based payment	3	3	9	9
Numerator for diluted earnings per share	$3,331	$2,997	$10,548	$9,348
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,168	5,924	6,171	5,447
Dilutive potential common shares:
Share-based payment (in shares)	21	19	20	16
Denominator for diluted earnings per share	6,189	5,943	6,191	5,463
Basic earnings per share attributable to AT&T	$0.54	$0.50	$1.70	$1.71
Diluted earnings per share attributable to AT&T	$0.54	$0.50	$1.70	$1.71

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

AT&T INC.
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

Following our 2015 acquisitions of DIRECTV and wireless properties in Mexico, we have additional foreign operations that are exposed to fluctuations in the exchange rates used to convert operations, assets and liabilities into U.S. dollars. Since December 31, 2015, when compared to the U.S. dollar, the Brazilian real exchange rate has appreciated 17.6%, the Argentine peso exchange rate has depreciated 18.4% and the Mexican peso exchange rate has depreciated 12.7%.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	(72)		25		183		-		136
Amounts reclassified from accumulated OCI	-	[1]	(5)	[1]	29	[2]	(644)	[3]	(620)
Net other comprehensive income (loss)	(72)		20		212		(644)		(484)
Balance as of September 30, 2016	$(1,270)		$504		$228		$5,388		$4,850

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available- for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2014	$(26)		$499		$741		$6,847		$8,061
Other comprehensive income (loss) before reclassifications	(1,204)		(51)		(890)		-		(2,145)
Amounts reclassified from accumulated OCI	-	[1]	(6)	[1]	28	[2]	(644)	[3]	(622)
Net other comprehensive income (loss)	(1,204)		(57)		(862)		(644)		(2,767)
Balance as of September 30, 2015	$(1,230)		$442		$(121)		$6,203		$5,294
[1] (Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[2] (Gains) losses are included in Interest expense in the consolidated statements of income. See Note 6 for additional information.
[3] The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income (see Note 5).

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
SEPTEMBER 30, 2016

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

Certain operating items are not allocated to our business segments, and those include:
•
Acquisition-related items which consist of (1) operations and support items associated with the merger and integration of acquired businesses and (2) the noncash amortization of intangible assets acquired in acquisitions.

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
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2016
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,767	$10,925	$6,842	$2,539	$4,303	$-	$4,303
Entertainment Group	12,720	9,728	2,992	1,504	1,488	-	1,488
Consumer Mobility	8,267	4,751	3,516	944	2,572	-	2,572
International	1,879	1,640	239	293	(54)	1	(53)
Segment Total	40,633	27,044	13,589	5,280	8,309	$1	$8,310
Corporate and Other	270	270	-	17	(17)
Acquisition-related items	-	290	(290)	1,282	(1,572)
Certain significant items	(13)	299	(312)	-	(312)
AT&T Inc.	$40,890	$27,903	$12,987	$6,579	$6,408

For the nine months ended September 30, 2016
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$52,955	$32,584	$20,371	$7,568	$12,803	$-	$12,803
Entertainment Group	38,089	28,875	9,214	4,481	4,733	1	4,734
Consumer Mobility	24,781	14,343	10,438	2,798	7,640	-	7,640
International	5,374	4,951	423	868	(445)	24	(421)
Segment Total	121,199	80,753	40,446	15,715	24,731	$25	$24,756
Corporate and Other	759	940	(181)	54	(235)
Acquisition-related items	-	818	(818)	3,949	(4,767)
Certain significant items	(13)	(383)	370	-	370
AT&T Inc.	$121,945	$82,128	$39,817	$19,718	$20,099

AT&T INC.
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,692	$10,921	$6,771	$2,474	$4,297	$-	$4,297
Entertainment Group	10,858	8,450	2,408	1,389	1,019	2	1,021
Consumer Mobility	8,784	5,065	3,719	976	2,743	-	2,743
International	1,526	1,384	142	225	(83)	(4)	(87)
Segment Total	38,860	25,820	13,040	5,064	7,976	$(2)	$7,974
Corporate and Other	316	315	1	3	(2)
Acquisition-related items	(85)	611	(696)	1,198	(1,894)
Certain significant items	-	157	(157)	-	(157)
AT&T Inc.	$39,091	$26,903	$12,188	$6,265	$5,923

For the nine months ended September 30, 2015
	Revenue	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$52,913	$32,966	$19,947	$7,276	$12,671	$-	$12,671
Entertainment Group	22,300	18,222	4,078	3,519	559	(16)	543
Consumer Mobility	26,317	15,808	10,509	2,912	7,597	-	7,597
International	2,253	2,131	122	346	(224)	(4)	(228)
Segment Total	103,783	69,127	34,656	14,053	20,603	$(20)	$20,583
Corporate and Other	984	785	199	47	152
Acquisition-related items	(85)	1,604	(1,689)	1,439	(3,128)
Certain significant items	-	374	(374)	-	(374)
AT&T Inc.	$104,682	$71,890	$32,792	$15,539	$17,253

AT&T INC.
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	Third Quarter		Nine-Month Period
	2016	2015	2016	2015
Business Solutions	$4,303	$4,297	$12,803	$12,671
Entertainment Group	1,488	1,021	4,734	543
Consumer Mobility	2,572	2,743	7,640	7,597
International	(53)	(87)	(421)	(228)
Segment Contribution	8,310	7,974	24,756	20,583
Reconciling Items:
Corporate and Other	(17)	(2)	(235)	152
Merger and integration items	(290)	(696)	(818)	(1,689)
Amortization of intangibles acquired	(1,282)	(1,198)	(3,949)	(1,439)
Employee separation charges	(260)	(122)	(314)	(339)
Gain (loss) on wireless spectrum transactions	(22)	-	714	-
Other	(30)	(35)	(30)	(35)
Segment equity in net (income) loss of affiliates	(1)	2	(25)	20
AT&T Operating Income	6,408	5,923	20,099	17,253
Interest expense	1,224	1,146	3,689	2,977
Equity in net income of affiliates	16	15	57	48
Other income (expense) - net	(7)	(57)	154	61
Income Before Income Taxes	$5,193	$4,735	$16,621	$14,385

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,630 at September 30, 2016. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts and accounted for as contributions. We distributed $420 to the trust during the nine months ended September 30, 2016. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation. We also agreed to make a cash contribution to the trust of $175 no later than the due dates of our federal income tax return for 2015 and 2016. Both such contributions, totaling $350, were made in September 2016.

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
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Pension cost:
Service cost – benefits earned during the period	$278	$305	$834	$904
Interest cost on projected benefit obligation	495	477	1,485	1,424
Expected return on assets	(778)	(832)	(2,336)	(2,484)
Amortization of prior service credit	(26)	(25)	(77)	(77)
Net pension (credit) cost	$(31)	$(75)	$(94)	$(233)

Postretirement cost:
Service cost – benefits earned during the period	$48	$55	$144	$166
Interest cost on accumulated postretirement benefit obligation	243	242	729	725
Expected return on assets	(88)	(105)	(266)	(315)
Amortization of prior service credit	(320)	(320)	(958)	(959)
Net postretirement (credit) cost	$(117)	$(128)	$(351)	$(383)

Combined net pension and postretirement (credit) cost	$(148)	$(203)	$(445)	$(616)

The decrease in the combined net pension and postretirement credit of $55 in the third quarter and $171 for the first nine months of 2016 is primarily due to a lower expected return on assets resulting from a decrease in the value in the plan assets.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the third quarter ended 2016 and 2015, net supplemental pension benefits costs not included in the table above were $23 and $22. For the first nine months of 2016 and 2015, net supplemental pension benefit costs were $70 and $63.

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
SEPTEMBER 30, 2016

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$123,962	$137,894	$124,847	$128,993
Bank borrowings	4	4	4	4
Investment securities	2,622	2,622	2,704	2,704
[1] Includes credit agreement borrowings.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,171	$-	$-	$1,171
International equities	571	-	-	571
Fixed income bonds	-	611	-	611
Asset Derivatives[1]
Interest rate swaps	-	145	-	145
Cross-currency swaps	-	151	-	151
Liability Derivatives[1]
Cross-currency swaps	-	(3,260)	-	(3,260)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

AT&T INC.
SEPTEMBER 30, 2016

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

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $87 have maturities of less than one year, $277 within one to three years, $65 within three to five years and $182 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and nonrefundable customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments and nonrefundable customer deposits are recorded in "Other current assets" and our investment securities are recorded in "Other Assets" on the consolidated balance sheets.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2016 and September 30, 2015, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

AT&T INC.
SEPTEMBER 30, 2016

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2016 and September 30, 2015, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the nine months ended September 30, 2016 and September 30, 2015, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2016, we had posted collateral of $2,369 (a deposit asset) and held collateral of $8 (a receipt liability). Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $162. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P), we would owe an additional $278. At December 31, 2015, we had posted collateral of $2,343 (a deposit asset) and held collateral of $124 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2016	2015
Interest rate swaps	$7,050	$7,050
Cross-currency swaps	29,642	29,642
Foreign exchange contracts	-	100
Total	$36,692	$36,792

AT&T INC.
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(54)	$54	$17	$65
Gain (Loss) on long-term debt	54	(54)	(17)	(65)

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were offset against interest expense.

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2016	2015	2016	2015
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$686	$(678)	$282	$(1,008)

Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	-	-	(361)
Interest income (expense) reclassified from accumulated OCI into income	(15)	(17)	(44)	(43)

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
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months and, in many cases, they have the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of September 30, 2016 and December 31, 2015, gross equipment installment receivables of $5,015 and $5,719 were included on our consolidated balance sheets, of which $3,053 and $3,239 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transferred the receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. To date, cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $3,496.

The following table sets forth a summary of equipment installment receivables sold during the three months and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Gross receivables sold	$1,485	$1,601	$5,812	$5,964
Net receivables sold[1]	1,336	1,431	5,263	5,367
Cash proceeds received	891	980	3,538	3,553
Deferred purchase price recorded	463	456	1,745	1,819
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

The following table shows the equipment installment receivables, previously sold to the Purchasers, that we repurchased in exchange for the associated deferred purchase price during the three months and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fair value of repurchased receivables	$749	$412	$1,281	$412
Carrying value of deferred purchase price	722	314	1,261	314
Gain on repurchases[1]	$27	$98	$20	$98
[1] These gains are included in "Selling, general and administrative" in the consolidated statements of income.

At September 30, 2016 and December 31, 2015, our deferred purchase price receivable was $3,022 and $2,961, respectively, of which $1,561 and $1,772 is included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.

AT&T INC.
SEPTEMBER 30, 2016

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

NOTE 9. SUBSEQUENT EVENT
Pending Acquisition
On October 22, 2016, we announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at September 30, 2016, the total transaction value is approximately $108,700. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares (exchange ratio) of AT&T common stock based on the average stock price at the time of closing the Merger. If the average stock price is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding. The cash portion of the purchase price will be financed with new debt and cash. As further discussed below, we have an 18-month commitment for an unsecured bridge term facility (Bridge Loan) for $40,000.
Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. The deal combines Time Warner's vast library of content and ability to create new premium content that connects with audiences around the world, with our extensive customer relationships, world's largest pay TV subscriber base and leading scale in TV, mobile and broadband distribution.
The Merger Agreement must be adopted by Time Warner shareholders and is subject to review by the U.S. Department of Justice and if certain FCC licenses remain with Time Warner at closing, those are subject to FCC review and approval. It is also a condition to closing that necessary consents from certain public utility commissions and foreign governmental entities must be obtained. The transaction is expected to close before year end 2017. If the Merger is terminated as a result of reaching the termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied) or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances we would be obligated to pay Time Warner $500.

Bridge Loan
On October 22, 2016, in connection with entering into the Merger Agreement, AT&T entered into the Bridge Loan with JPMorgan Chase Bank, N.A., as agent, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as lenders.

In the event advances are made under the Bridge Loan, those advances would be used solely to finance a portion of the cash consideration to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related fees and expenses. We have not drawn on this facility.

The obligations of the lenders under the Bridge Loan to provide advances will terminate on the earliest of (i) the Termination Date (as defined in the Merger Agreement), (ii) the consummation of the transactions contemplated by the Merger Agreement without the borrowing of advances under the Bridge Loan and (iii) the termination of the Merger Agreement.

AT&T INC.
SEPTEMBER 30, 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - Continued
Dollars in millions except per share amounts

Advances would bear interest, at the Company's option, either:

•
at a variable annual rate equal to: (1) the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) 0.5% per annum above the federal funds rate, and (c) the London Interbank Offered Rate (LIBOR) rate applicable to dollars for a period of one month plus 1.00%, plus (2) an applicable margin, as set forth in the Bridge Loan (the "Applicable Margin for Base Advances"); or

•
at a rate equal to: (i) LIBOR (adjusted upwards to reflect any bank reserve costs) for a period of one, two, three or six months, as applicable, plus (ii) an applicable margin, as set forth in the Bridge Loan (the "Applicable Margin for Eurodollar Rate Advances").

The Applicable Margin for Eurodollar Rate Advances will be equal to 0.750%, 1.000%, 1.125%, 1.250% or 1.500% per annum depending on the Company's unsecured long-term debt ratings. The Applicable Margin for Base Advances will be equal to the greater of (x) 0.00% and (y) the relevant Applicable Margin for Eurodollar Rate Advances minus 1.00% per annum, depending on the Company's unsecured long-term debt ratings.

The Applicable Margin for Eurodollar Rate Advances and the Applicable Margin for Base Advances are scheduled to increase by an additional 0.25% on the 90th day after the closing of the Merger and another 0.25% every 90 days thereafter.

The Company will also pay a commitment fee (Commitment Fee) of 0.070%, 0.090%, 0.100%, 0.125% or 0.175% of the commitment amount per annum, depending on the Company's unsecured long-term debt ratings.

The Company is scheduled to pay a duration fee of 0.50%, 0.75% and 1.00% on the amount of advances outstanding as of the 90th, 180th and 270th day after advances are made.

The Bridge Loan contains provisions requiring the reduction of the commitments of the lenders and the prepayment of outstanding advances by the amount of net cash proceeds resulting from the incurrence of certain indebtedness by the Company or its subsidiaries, the issuance of certain capital stock by the Company or its subsidiaries and non-ordinary course sales or dispositions of assets by the Company or its subsidiaries, in each case subject to exceptions set forth in the Bridge Loan.

Advances under the Bridge Loan are conditioned on the absence of a material adverse effect on Time Warner and certain customary events, and repayment of all advances must be made no later than 364 days after the date on which the advances are made.

The Bridge Loan contains covenants that are customary for an issuer with an investment grade senior debt credit rating, as well as a net debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization, and other modifications described in the Bridge Loan) financial ratio covenant that the Company will maintain, as of the last day of each fiscal quarter of not more than 3.5-to-1.

The events of default contained in the Bridge Loan are customary for an agreement of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

Prior to the closing date of the Merger, only a payment or bankruptcy event of default would permit the lenders to terminate their commitments under the Bridge Loan.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share and per subscriber amounts

RESULTS OF OPERATIONS

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services both domestically and internationally. During 2015, we completed our acquisitions of DIRECTV and wireless properties in Mexico, and the following discussion of changes in our operating revenues and expenses is affected by the timing of these acquisitions. In accordance with U.S. generally accepted accounting principles (GAAP), our third-quarter 2015 results include 68 days of DIRECTV-related operations compared with a full quarter in 2016.You should read this discussion in conjunction with the consolidated financial statements and accompanying notes. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. In the tables throughout this section, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period's presentation.

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2016 and 2015 are summarized as follows:
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Operating Revenues
Service	$37,272	$35,539	4.9%	$111,515	$94,042	18.6%
Equipment	3,618	3,552	1.9	10,430	10,640	(2.0)
Total Operating Revenues	40,890	39,091	4.6	121,945	104,682	16.5

Operating expenses
Cost of services and sales
Equipment	4,455	4,501	(1.0)	13,090	13,400	(2.3)
Broadcast, programming and operations	4,909	4,081	20.3	14,239	6,351	-
Other cost of services	9,526	9,214	3.4	28,436	27,604	3.0
Selling, general and administrative	9,013	9,107	(1.0)	26,363	24,535	7.5
Depreciation and amortization	6,579	6,265	5.0	19,718	15,539	26.9
Total Operating Expenses	34,482	33,168	4.0	101,846	87,429	16.5
Operating Income	6,408	5,923	8.2	20,099	17,253	16.5
Income Before Income Taxes	5,193	4,735	9.7	16,621	14,385	15.5
Net Income	3,418	3,078	11.0	10,818	9,601	12.7
Net Income Attributable to AT&T	$3,328	$2,994	11.2%	$10,539	$9,339	12.8%

Overview

Operating revenues increased $1,799, or 4.6%, in the third quarter and $17,263, or 16.5%, for the first nine months of 2016.

Service revenues increased $1,733, or 4.9%, in the third quarter and $17,473, or 18.6%, for the first nine months of 2016. The increases were primarily due to our 2015 acquisition of DIRECTV and increases in IP broadband and fixed strategic business service revenues. These were partially offset by continued declines in our legacy wireline voice and data products and lower wireless revenues resulting from more customers choosing to purchase devices through installment payment agreements, which entitle them to lower monthly service rates under our wireless Mobile Share plans.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Equipment revenues increased $66, or 1.9%, in the third quarter and decreased $210, or 2.0%, for the first nine months of 2016. The increase in the third quarter was primarily due to nonrecurring customer premises equipment contracts within our Business Solutions segment. The decline for the first nine months reflects additional promotional offers and fewer wireless handset sales during 2016, partially offset by the sale of higher priced devices and an increase in customers purchasing devices on installment.

Operating expenses increased $1,314, or 4.0%, in the third quarter and $14,417, or 16.5%, for the first nine months of 2016.

Equipment expenses decreased $46, or 1.0%, in the third quarter and $310, or 2.3%, for the first nine months of 2016. The decreases were primarily driven by lower domestic wireless sales volumes. The decrease for the first nine months was also impacted by promotional offers and vendor incentives, partially offset by increased sales volumes to our international wireless customers.

Broadcast, programming and operations expenses increased $828, or 20.3%, in the third quarter and $7,888 for the first nine months of 2016 due to our acquisition of DIRECTV and higher content costs. These increases were slightly offset by fewer AT&T U-verse® (U-verse) subscribers.

Other cost of services expenses increased $312, or 3.4%, in the third quarter and increased $832, or 3.0%, for the first nine months of 2016. The increase in the third quarter was primarily due to our acquisition of DIRECTV, lower federal Connect America and High Cost Funds' receipts in 2016 and an increase in noncash financing-related costs associated with our pension and postretirement benefits. These increases were partially offset by prior year network rationalization charges, lower net expenses associated with our deferral and amortization of customer fulfillment costs and a decline in network and access charges.

The increase for the first nine months was primarily due to our acquisitions of DIRECTV and Mexican wireless properties. Also contributing to higher expenses were costs associated with Universal Service Fund (USF) fees and financing-related benefit costs. These increases were partially offset by prior year network rationalization charges, lower net expenses associated with fulfillment cost deferrals and a decline in network and access charges.

Selling, general and administrative expenses decreased $94, or 1.0%, in the third quarter and increased $1,828, or 7.5%, for the first nine months of 2016. The decrease in the third quarter was primarily due to lower customer support costs and bad debt reserves related to our wireless operations, partially offset by higher employee separation charges.

The increase for the first nine months was primarily due to our acquisitions in 2015 and increased advertising activity throughout 2016, partially offset by lower wireless commission expenses. The increase for the first nine months was also offset by noncash net gains of $714 on wireless spectrum transactions.

Depreciation and amortization expense increased $314, or 5.0%, in the third quarter and $4,179, or 26.9%, for the first nine months of 2016. Amortization expense increased $85, or 7.1%, in the third quarter and $2,510 for the first nine months of 2016 due to the amortization of intangibles from recent acquisitions.

Depreciation expense increased $229, or 4.5%, in the third quarter and $1,669, or 11.8%, for the first nine months of 2016. The increase was primarily due to previously mentioned acquisitions and ongoing capital spending for network upgrades and accelerating depreciation related to the expected year-end 2016 shutdown of our U.S. 2G network.

Operating income increased $485, or 8.2%, in the third quarter and $2,846, or 16.5%, for the first nine months of 2016. Our operating income margin in the third quarter increased from 15.2% in 2015 to 15.7% in 2016, and the first nine months was flat at 16.5% in 2015 and 2016.

Interest expense increased $78, or 6.8%, in the third quarter and $712, or 23.9%, for the first nine months of 2016. The increases were primarily due to higher average debt balances, including debt issued and debt acquired in connection with our acquisition of DIRECTV. The increase for the first nine months was slightly offset by higher capitalized interest resulting from the spectrum acquired in the Advanced Wireless Service (AWS)-3 Auction (see Note 7).

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Equity in net income of affiliates increased $1, or 6.7%, in the third quarter and $9, or 18.8%, for the first nine months of 2016. Equity in net income of affiliates is primarily attributable to the results from our investments in the Game Show Network, SKY Mexico, YP Holdings LLC and Otter Media Holdings.

Other income (expense) – net We had other expense of $7 in the third quarter and other income of $154 for the first nine months of 2016, compared to other expense of $57 in the third quarter and other income of $61 for the first nine months of 2015. Results in the third quarter and for the first nine months of 2016 included net gains on the sale of non-strategic assets and investments of $3 and $88 and interest and dividend income of $24 and $91.

Other income (expense) in the third quarter and for the first nine months of 2015 included net (losses) gains on the sale of non-strategic assets and investments of $(4) and $46, interest and dividend income of $29 and $74 and foreign exchange losses of $73 and $68.

Income taxes increased $118, or 7.1%, in the third quarter and $1,019, or 21.3%, for the first nine months of 2016. Our effective tax rate was 34.2% for the third quarter and 34.9% for the first nine months of 2016, as compared to 35.0% for the third quarter and 33.3% for the first nine months of 2015. The increases in income tax expense for the third quarter and the first nine months of 2016 were primarily due to higher income before income taxes in 2016. In 2015, we recognized tax benefits related to the restructuring of a portion of our Business Solutions segment, which contributed to lower tax expense and a lower effective tax rate for the first nine months of 2015.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Selected Financial and Operating Data
	September 30,
Subscribers and connections in (000s)	2016	2015
Domestic wireless subscribers	133,338	126,406
Mexican wireless subscribers	10,698	8,091
North American wireless subscribers	144,036	134,497

North American branded subscribers	100,821	95,305
North American branded net additions	3,881	1,405

Domestic satellite video subscribers	20,777	19,570
U-verse video subscribers	4,544	5,880
Latin America satellite video subscribers[1]	12,476	12,544
Total video subscribers	37,797	37,994

Total domestic broadband connections	15,618	15,832

Network access lines in service	14,603	17,352
U-verse VoIP connections	5,707	5,443

Debt ratio[2]	50.1%	50.8%
Net Debt ratio[3]	47.8%	48.3%
Ratio of earnings to fixed charges[4]	3.91	3.85
Number of AT&T employees	273,140	281,240
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At June 30, 2016, SKY Mexico had 7.8 million subscribers.
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
SEPTEMBER 30, 2016

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
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Business Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Segment operating revenues
Wireless service	$8,049	$7,732	4.1%	$23,867	$23,003	3.8%
Fixed strategic services	2,888	2,646	9.1	8,447	7,745	9.1
Legacy voice and data services	4,046	4,616	(12.3)	12,567	14,081	(10.8)
Other service and equipment	908	885	2.6	2,652	2,585	2.6
Wireless equipment	1,876	1,813	3.5	5,422	5,499	(1.4)
Total Segment Operating Revenues	17,767	17,692	0.4	52,955	52,913	0.1

Segment operating expenses
Operations and support	10,925	10,921	-	32,584	32,966	(1.2)
Depreciation and amortization	2,539	2,474	2.6	7,568	7,276	4.0
Total Segment Operating Expenses	13,464	13,395	0.5	40,152	40,242	(0.2)
Segment Operating Income	4,303	4,297	0.1	12,803	12,671	1.0
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$4,303	$4,297	0.1%	$12,803	$12,671	1.0%

The following table highlights other key measures of performance for the Business Solutions segment:

	September 30,		Percent
(in 000s)	2016	2015	Change
Business Wireless Subscribers
Postpaid/Branded	50,014	47,414	5.5%
Reseller	58	83	(30.1)
Connected devices[1]	29,355	24,064	22.0
Total Business Wireless Subscribers	79,427	71,561	11.0

Business IP Broadband Connections	963	891	8.1%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
	2016	2015	Percent	2016	2015	Percent
(in 000s)			Change			Change

Business Wireless Net Additions[1,4]
Postpaid/Branded	191	265	(27.9)%	509	850	(40.1)%
Reseller	1	8	(87.5)	(34)	14	-
Connected devices[2]	1,290	1,602	(19.5)	4,067	4,104	(0.9)
Business Wireless Net Subscriber Additions	1,482	1,875	(21.0)	4,542	4,968	(8.6)

Business Wireless Postpaid Churn[1,3,4]	0.97%	1.05%	(8) BP	0.97%	0.95%	2 BP

Business IP Broadband Net Additions	15	20	(25.0)%	52	70	(25.7)%
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

Operating Revenues increased $75, or 0.4%, in the third quarter and $42, or 0.1%, for the first nine months of 2016. Revenue growth was driven by wireless service revenues and increased fixed strategic services. These increases were partially offset by continued declines in our legacy voice and data services revenues.

Wireless service revenues increased $317, or 4.1%, in the third quarter and $864, or 3.8%, for the first nine months of 2016. The revenue increase is primarily due to customer migrations from our Consumer Mobility segment and reflects smartphone and tablet gains.

At September 30, 2016, we served 79.4 million subscribers, an increase of 11.0% from the prior year. Postpaid subscribers increased 5.5% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 22.0% from the prior year reflecting growth in connected cars and business customers using tracking, monitoring and other sensor-embedded devices on their equipment.

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn could be negatively impacted in the future by the loss of 2G postpaid subscribers and connected devices on our 2G network. In the third quarter, business wireless postpaid churn decreased to 0.97% in 2016 from 1.05% in 2015, including 2 basis points of pressure related to the 2G network shutdown, and for the first nine months increased to 0.97% in 2016 from 0.95% in 2015, including 3 basis points of pressure related to the 2G network shutdown.

Fixed strategic services revenues increased $242, or 9.1%, in the third quarter and $702, or 9.1%, for the first nine months of 2016. Our revenues, which were negatively impacted by foreign exchange rates, increased in the third quarter and for the first nine months of 2016 due to: AT&T Dedicated Internet (formally known as Ethernet access to Managed Internet Services) of $58 and $173, Ethernet of $45 and $144, U-verse services of $42 and $132, and VPN of $32 and $88.

Legacy wired voice and data service revenues decreased $570, or 12.3%, in the third quarter and $1,514, or 10.8%, for the first nine months of 2016. Traditional data revenues in the third quarter and for the first nine months of 2016 decreased $336 and $895 and long-distance and local voice revenues decreased $224 and $600. The decreases were primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors, and the sale of certain hosting operations.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Other service and equipment revenues increased $23, or 2.6%, in the third quarter and $67, or 2.6%, for the first nine months of 2016. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and customer premises equipment.

Wireless equipment revenues increased $63, or 3.5%, in the third quarter and decreased $77, or 1.4%, for the first nine months of 2016. The increase in the third quarter was primarily due to an increase in purchases of devices on installment payment agreements rather than the device subsidy model partially offset by a decrease in handsets sold to postpaid customers. Additionally, fewer customers upgraded their handsets during the period. The decrease for the first nine months resulted from a decrease in handsets sold to postpaid customers and increased promotional offers. The nine-month decrease was partially offset by an increase in purchases of devices on installment payment agreements rather than the device subsidy model.

Operations and support expenses increased $4 in the third quarter and decreased $382, or 1.2%, for the first nine months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

The third quarter increase was primarily due to lower Connect America and High Cost Funds' receipts in 2016, wireless handset insurance claims due to an increase in the volume and cost of replacement phones, and wireless equipment expense. Offsetting these increases were lower employee-related costs, amortization of customer fulfillment costs (see Note 1), declines in access and advertising costs, as well as the sale of certain hosting operations.

The decrease for the first nine months was primarily due to declines of $115 in wireless equipment and $223 in wireless commissions costs, primarily reflecting a decrease in sales volumes. Also contributing to the decrease were lower employee-related costs and amortization of customer fulfillment costs, as well as the sale of certain hosting operations. Partially offsetting these decreases were higher wireless handset insurance claims due to an increase in the volume and cost of replacement phones, USF fees, advertising expenses, and bad debt expense driven by a higher AT&T NextSM (AT&T Next) subscriber base.

Depreciation expense increased $65, or 2.6%, in the third quarter and $292, or 4.0%, for the first nine months of 2016. The increases were primarily due to ongoing capital spending for network upgrades and expansion and accelerating depreciation related to the expected year-end 2016 shutdown of our U.S. 2G network, partially offset by fully depreciated assets.

Operating income increased $6, or 0.1%, in the third quarter and $132, or 1.0%, for the first nine months of 2016. Our Business Solutions segment operating income margin in the third quarter decreased from 24.3% in 2015 to 24.2% in 2016, and for the first nine months increased from 23.9% in 2015 to 24.2%. Our Business Solutions EBITDA margin in the third quarter increased from 38.3% in 2015 to 38.5% in 2016, and for the first nine months increased from 37.7% in 2015 to 38.5% in 2016.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Segment Results
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Segment operating revenues
Video entertainment	$9,026	$7,162	26.0%	$26,893	$11,024	-%
High-speed internet	1,892	1,685	12.3	5,562	4,861	14.4
Legacy voice and data services	1,168	1,419	(17.7)	3,725	4,547	(18.1)
Other service and equipment	634	592	7.1	1,909	1,868	2.2
Total Segment Operating Revenues	12,720	10,858	17.1	38,089	22,300	70.8

Segment operating expenses
Operations and support	9,728	8,450	15.1	28,875	18,222	58.5
Depreciation and amortization	1,504	1,389	8.3	4,481	3,519	27.3
Total Segment Operating Expenses	11,232	9,839	14.2	33,356	21,741	53.4
Segment Operating Income	1,488	1,019	46.0	4,733	559	-
Equity in Net Income (Loss) of Affiliates	-	2	-	1	(16)	-
Segment Contribution	$1,488	$1,021	45.7%	$4,734	$543	-%

The following tables highlight other key measures of performance for the Entertainment Group segment:

	September 30,		Percent
(in 000s)	2016	2015	Change
Video Connections
Satellite	20,777	19,570	6.2%
U-verse	4,515	5,854	(22.9)
Total Video Connections	25,292	25,424	(0.5)

Broadband Connections
IP	12,752	12,185	4.7
DSL	1,424	2,137	(33.4)
Total Broadband Connections	14,176	14,322	(1.0)

Retail Consumer Switched Access Lines	6,155	7,675	(19.8)
U-verse Consumer VoIP Connections	5,378	5,216	3.1
Total Retail Consumer Voice Connections	11,533	12,891	(10.5)%

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change
(in 000s)
Video Net Additions
Satellite[1]	323	26	-%	993	26	-%
U-verse	(326)	(92)	-	(1,099)	(66)	-
Net Video Additions	(3)	(66)	95.5	(106)	(40)	-

Broadband Net Additions
IP	156	172	(9.3)	396	802	(50.6)
DSL	(161)	(278)	42.1	(506)	(922)	45.1
Net Broadband Additions	(5)	(106)	95.3%	(110)	(120)	8.3%
[1] Excludes acquisition-related additions during the period.

Operating revenues increased $1,862, or 17.1%, in the third quarter and $15,789, or 70.8%, for the first nine months of 2016, largely due to our acquisition of DIRECTV in the third quarter of 2015. Also contributing to the increases was continued growth in consumer IP broadband, which offset lower revenues from legacy voice and data products.

As consumers continue to demand more mobile access to video, we have launched streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. We also have created an option for customers to access most video programming on a mobile device while awaiting home installation of their video service ("walk out and watch"). At September 30, 2016, we had approximately 100,000 "walk out and watch" individuals and approximately 70% of such individuals complete the installation process and become subscribers. In the fourth quarter, we will launch our newest video streaming option that does not require either satellite or U-verse service (commonly called "Over the Top" service).

Video entertainment revenues increased $1,864, or 26.0%, in the third quarter and $15,869 for the first nine months of 2016, primarily related to our acquisition of DIRECTV. We are now focusing our sales efforts on satellite service as there are lower content costs for satellite subscribers. U-verse video revenue was lower in the third quarter and the first nine months of 2016, primarily due to a 22.9% decrease in U-verse video connections, when compared to 2015. At September 30, 2016, more than 80% of our video subscribers were on the DIRECTV platform.

High-speed internet revenues increased $207, or 12.3%, in the third quarter and $701, or 14.4%, for the first nine months of 2016. When compared to 2015, IP broadband subscribers increased 4.7%, to 12.8 million subscribers at September 30, 2016; however, third quarter and year-to-date net additions were lower due to fewer U-verse sales promotions in the year. The churn of video customers also contributed to lower net additions, as a portion of these video subscribers also chose to disconnect their IP broadband service.

Legacy voice and data service revenues decreased $251, or 17.7%, in the third quarter and $822, or 18.1%, for the first nine months of 2016. For the period ended September 30, 2016, legacy voice and data services represented approximately 10% of our total Entertainment Group revenue compared to 13% at September 30, 2015, and reflect decreases of $149 and $489 in local voice and long-distance, and $102 and $333 in traditional data revenues. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors. At September 30, 2016, approximately 10% of our broadband connections were DSL compared to nearly 15% at September 30, 2015.

Operations and support expenses increased $1,278, or 15.1%, in the third quarter and $10,653, or 58.5%, for the first nine months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content, as well as personnel charges for compensation and benefits.

Increased expenses were primarily due to our acquisition of DIRECTV, which increased our third quarter and year-to-date Entertainment Group expenses by $1,457 and $11,380. The DIRECTV related third quarter and year-to-date increases were primarily due to the recognition of additional content costs for satellite subscribers, customer support and service related charges and advertising expenses. Partially offsetting these increases were lower employee charges resulting from ongoing workforce reductions and our focus on cost initiatives.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

In the fourth quarter, margins will be pressured by a full quarter of NFL Sunday Ticket costs, annual content cost increases and start-up costs for DIRECTV NOW.

Depreciation expenses increased $115, or 8.3%, in the third quarter and $962, or 27.3%, for the first nine months of 2016. The increases were primarily due to our acquisition of DIRECTV and ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income increased $469, or 46.0%, in the third quarter and $4,174 for the first nine months of 2016. Our Entertainment Group segment operating income margin in the third quarter increased from 9.4% in 2015 to 11.7% in 2016, and for the first nine months increased from 2.5% in 2015 to 12.4% in 2016. Our Entertainment Group segment EBITDA margin in the third quarter increased from 22.2% in 2015 to 23.5% in 2016, and the first nine months increased from 18.3% in 2015 to 24.2% in 2016.

Consumer Mobility
Segment Results
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Segment operating revenues
Service	$6,914	$7,363	(6.1)%	$20,805	$22,019	(5.5)%
Equipment	1,353	1,421	(4.8)	3,976	4,298	(7.5)
Total Segment Operating Revenues	8,267	8,784	(5.9)	24,781	26,317	(5.8)

Segment operating expenses
Operations and support	4,751	5,065	(6.2)	14,343	15,808	(9.3)
Depreciation and amortization	944	976	(3.3)	2,798	2,912	(3.9)
Total Segment Operating Expenses	5,695	6,041	(5.7)	17,141	18,720	(8.4)
Segment Operating Income	2,572	2,743	(6.2)	7,640	7,597	0.6
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$2,572	$2,743	(6.2)%	$7,640	$7,597	0.6%

The following table highlights other key measures of performance for the Consumer Mobility segment:

	September 30,		Percent
(in 000s)	2016	2015	Change
Consumer Mobility Subscribers
Postpaid	27,374	29,257	(6.4)%
Prepaid	13,035	10,988	18.6
Branded	40,409	40,245	0.4
Reseller	12,566	13,647	(7.9)
Connected devices[1]	936	953	(1.8)
Total Consumer Mobility Subscribers	53,911	54,845	(1.7)%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change
(in 000s)
Consumer Mobility Net Additions[1,4]
Postpaid	21	23	(8.7)%	89	289	(69.2)%
Prepaid	304	466	(34.8)	1,169	895	30.6
Branded Net Additions	325	489	(33.5)	1,258	1,184	6.3
Reseller	(316)	149	-	(1,140)	(218)	-
Connected devices[2]	41	-	-	14	(109)	-
Consumer Mobility Net Subscriber Additions	50	638	(92.2)%	132	857	(84.6)%

Total Churn[1,3,4]	2.11%	1.90%	21 BP	2.06%	1.93%	13 BP
Postpaid Churn[1,3,4]	1.19%	1.33%	(14) BP	1.17%	1.23%	(6) BP
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

Operating Revenues decreased $517, or 5.9%, in the third quarter and $1,536, or 5.8%, for the first nine months of 2016. Decreased revenues reflect declines in postpaid service revenues due to customers choosing Mobile Share plans and migrating to our Business Solutions segment, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

Service revenue decreased $449, or 6.1%, in the third quarter and $1,214, or 5.5%, for the first nine months of 2016. The decreases were largely due to postpaid customers continuing to shift to no-device-subsidy plans that allow for discounted monthly service charges under our Mobile Share plans, and the migration of subscribers to Business Solutions. Revenues from postpaid customers declined $632, or 11.4%, in the third quarter and $1,775, or 10.6%, for the first nine months. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 6.8% and 5.7%, respectively. The decreases were partially offset by higher prepaid service revenues of $250 in the third quarter and $703 for the first nine months and include services sold under the Cricket brand.

Equipment revenue decreased $68, or 4.8%, in the third quarter and $322, or 7.5%, for the first nine months of 2016. The decreases in equipment revenues resulted from lower handset volumes and increased promotional activities, partially offset by the sale of higher priced devices and increases in devices purchased on installment payment agreements rather than the device subsidy model. We had fewer customers upgrading their handsets and more new customers bringing their own devices.

Operations and support expenses decreased $314, or 6.2%, in the third quarter and $1,465, or 9.3%, for the first nine months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Decreased operations and support expenses in the third quarter were primarily due to the following:
•	Equipment costs decreased $110 primarily due to lower handset volumes partially offset by the sale of higher priced devices.
•	Bad debt expense decreased $70 primarily due to fewer expected write-offs.
•	Marketing and advertising costs decreased $51 due to lower media and production costs.
•	Network costs decreased $29 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.

Decreased operations and support expenses for the first nine months were primarily due to the following:
•	Equipment costs decreased $453 primarily due to lower handset volumes partially offset by the sale of higher priced devices.
•
Selling and commission expenses decreased $299 primarily due to lower sales volumes and lower average commission rates, including those paid under the AT&T Next program, combined with fewer upgrade transactions.

•	Network costs decreased $225 primarily due to lower interconnect costs resulting from our ongoing network transition to more efficient Ethernet/IP-based technologies.
•	Customer service costs decreased $107 primarily due to reduced salaries and benefits and lower vendor and professional services from reduced call volumes.
•	Bad debt expense decreased $101 primarily due to fewer expected write-offs.

Depreciation expense decreased $32, or 3.3%, in the third quarter and $114, or 3.9% for the first nine months of 2016. The decrease was primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion and accelerating depreciation related to the expected year-end 2016 shutdown of our U.S. 2G network.

Operating income decreased $171, or 6.2%, in the third quarter and increased $43, or 0.6%, for the first nine months of 2016. Our Consumer Mobility segment operating income margin in the third quarter decreased from 31.2% in 2015 to 31.1% in 2016, and for the first nine months increased from 28.9% in 2015 to 30.8% in 2016. Our Consumer Mobility EBITDA margin in the third quarter increased from 42.3% in 2015 to 42.5% in 2016, and for the first nine months increased from 39.9% in 2015 to 42.1% in 2016.

International
Segment Results
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change
Segment operating revenues
Video entertainment	$1,297	$945	37.2%	$3,649	$945	-%
Wireless	484	494	(2.0)	1,428	1,153	23.9
Equipment	98	87	12.6	297	155	91.6
Total Segment Operating Revenues	$1,879	$1,526	23.1	$5,374	$2,253	-

Segment operating expenses
Operations and support	$1,640	$1,384	18.5	$4,951	$2,131	-
Depreciation and amortization	293	225	30.2	868	346	-
Total Segment Operating Expenses	1,933	1,609	20.1	5,819	2,477	-
Segment Operating Income (Loss)	(54)	(83)	34.9	(445)	(224)	(98.7)
Equity in Net Income (Loss) of Affiliates	1	(4)	-	24	(4)	-
Segment Contribution	$(53)	$(87)	39.1%	$(421)	$(228)	(84.6)%

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the International segment:

	September 30,		Percent
(in 000s)	2016	2015	Change
Mexican Wireless Subscribers
Postpaid	4,733	4,159	13.8%
Prepaid	5,665	3,487	62.5
Branded	10,398	7,646	36.0
Reseller	300	445	(32.6)
Total Mexican Wireless Subscribers	10,698	8,091	32.2

Latin America Satellite Subscribers
PanAmericana	7,139	7,006	1.9
SKY Brazil	5,337	5,538	(3.6)
Total Latin America Satellite Subscribers[1]	12,476	12,544	(0.5)%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At June 30, 2016, SKY Mexico had 7.8 million subscribers.

	Third Quarter			Nine-Month Period
(in 000s)	2016	2015	Percent Change	2016	2015	Percent Change
Mexican Wireless Net Additions
Postpaid	163	15	-%	444	47	-%
Prepaid	606	(210)	-	1,670	(677)	-
Branded Net Additions	769	(195)	-	2,114	(630)	-
Reseller	(26)	(36)	27.8	(100)	(59)	(69.5)
Mexican Wireless Net Subscriber Additions	743	(231)	-	2,014	(689)	-

Latin America Satellite Net Additions
PanAmericana	(36)	16	-	73	16	-
SKY Brazil	(12)	(129)	90.7	(107)	(129)	17.1
Latin America Satellite Net Subscriber Additions[1]	(48)	(113)	57.5%	(34)	(113)	69.9%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At June 30, 2016, SKY Mexico had 7.8 million subscribers and net subscriber additions of 121,000 in the second quarter of 2016.

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

Operating revenues increased $353, or 23.1%, in the third quarter and $3,121 for the first nine months of 2016. The increase in the third quarter and for the first nine months includes $352, or 37.2%, and $2,704 from video services in Latin America. Mexico wireless revenues increased $1, or 0.2%, in the third quarter and $417, or 31.9%, for the first nine months of 2016, primarily due to an increase in our subscriber base offset by lower ARPU (average revenue per average wireless subscriber).

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operations and support expenses increased $256, or 18.5%, in the third quarter and $2,820 for the first nine months of 2016. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits. The increase in our third-quarter 2016 expenses is partially offset by approximately $70 in settlements and reserve adjustments for interconnect, and operating and payroll taxes from our Mexico wireless operations.

Depreciation expense increased $68, or 30.2%, in the third quarter and $522 for the first nine months of 2016. The increase was primarily due to the acquisition of DIRECTV.

Operating income increased $29, or 34.9%, in the third quarter and decreased $221, or 98.7%, for the first nine months of 2016. Our International segment operating income margin in the third quarter increased from (5.4)% in 2015 to (2.9)% in 2016, and for the first nine months increased from (9.9)% in 2015 to (8.3)% in 2016. Our International EBITDA margin in the third quarter increased from 9.3% in 2015 to 12.7% in 2016 and the first nine months increased from 5.4% in 2015 to 7.9% in 2016.

Supplemental Operating Information
As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined domestic wireless operations (AT&T Mobility).

AT&T Mobility Results
	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change

Operating revenues
Service	$14,963	$15,095	(0.9)%	$44,673	$45,022	(0.8)%
Equipment	3,229	3,234	(0.2)	9,398	9,797	(4.1)
Total Operating Revenues	18,192	18,329	(0.7)	54,071	54,819	(1.4)

Operating expenses
Operations and support	10,696	10,865	(1.6)	31,822	33,310	(4.5)
EBITDA	7,496	7,464	0.4	22,249	21,509	3.4
Depreciation and amortization	2,107	2,046	3.0	6,244	6,082	2.7
Total Operating Expenses	12,803	12,911	(0.8)	38,066	39,392	(3.4)
Operating Income	5,389	5,418	(0.5)	16,005	15,427	3.7
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$5,389	$5,418	(0.5)%	$16,005	$15,427	3.7%

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for AT&T Mobility:

				September 30,		Percent Change
(in 000s)				2016	2015
Wireless Subscribers[1]
Postpaid smartphones				58,688	57,733	1.7%
Postpaid feature phones and data-centric devices				18,700	18,938	(1.3)
Postpaid				77,388	76,671	0.9
Prepaid				13,035	10,988	18.6
Branded				90,423	87,659	3.2
Reseller				12,624	13,729	(8.0)
Connected devices[2]				30,291	25,018	21.1
Total Wireless Subscribers				133,338	126,406	5.5

Branded Smartphones				69,752	66,233	5.3
Mobile Share connections				57,142	59,592	(4.1)
Smartphones under our installment programs at end of period				29,382	23,487	25.1%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

	Third Quarter			Nine-Month Period
	2016	2015	Percent Change	2016	2015	Percent Change
(in 000s)
Wireless Net Additions[1,4]
Postpaid	212	289	(26.6)%	598	1,140	(47.5)%
Prepaid	304	466	(34.8)	1,169	895	30.6
Branded Net Additions	516	755	(31.7)	1,767	2,035	(13.2)
Reseller	(315)	156	-	(1,174)	(205)	-
Connected devices[2]	1,331	1,602	(16.9)	4,081	3,995	2.2
Wireless Net Subscriber Additions	1,532	2,513	(39.0)	4,674	5,825	(19.8)

Smartphones sold under our installment programs during period	4,283	4,074	5.1%	12,378	11,998	3.2%

Total Churn[3,4]	1.45%	1.33%	12 BP	1.41%	1.35%	6 BP
Branded Churn[3,4]	1.63%	1.68%	(5) BP	1.57%	1.60%	(3) BP
Postpaid Churn[3,4]	1.05%	1.16%	(11) BP	1.04%	1.06%	(2) BP
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

Operating income decreased $29, or 0.5%, in the third quarter and increased $578, or 3.7%, for the first nine months of 2016. The operating income margin of AT&T Mobility in the third quarter was 29.6% in both 2015 and 2016, and increased for the first nine months from 28.1% in 2015 to 29.6% in 2016. AT&T Mobility's EBITDA margin in the third quarter increased from 40.7% in 2015 to 41.2% in 2016, and increased for the first nine months from 39.2% in 2015 to 41.1% in 2016. AT&T Mobility's EBITDA service margin in the third quarter increased from 49.4% in 2015 to 50.1% in 2016, and increased for the first nine months from 47.8% in 2015 to 49.8% in 2016 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues).

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Subscriber Relationships
As the wireless industry continues to mature, we believe that future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including Mobile Share and AT&T Next. Additionally, beginning in the first quarter of 2016, we introduced an integrated offer that allows for unlimited wireless data when combined with our video services, ending the third quarter with more than 6.7 million subscribers on these packages.

The expected year-end 2016 shutdown of our U.S. 2G network is beginning to contribute to higher disconnections and churn of subscribers. We expect that fourth-quarter 2016 churn and net additions could be negatively impacted by the shutdown of this network if these subscribers do not choose to migrate to another device. Our 2G subscribers and connections at September 30 are as follows:

	September 30,		Percent
(in 000s)	2016	2015	Change
Postpaid (primarily phones)	335	1,077	(68.9)%
Prepaid	210	442	(52.5)
Reseller[1]	673	3,317	(79.7)
Connected devices [2]	2,794	6,575	(57.5)
Total 2G Subscribers and Connections	4,012	11,411	(64.8)%
[1] Primarily included in our Consumer Mobility segment.
[2] Primarily included in our Business Solutions segment.

ARPU
Postpaid phone-only ARPU was $59.64 for the third quarter and $59.66 for the first nine months of 2016, compared to $60.81 and $60.68 in 2015. Postpaid phone-only ARPU plus AT&T Next subscriber installment billings increased 1.7% compared to the third quarter of 2015 and 3.1% compared to the first nine months of 2015 due to the continuing growth of the AT&T Next program.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was higher for the third quarter and first nine months of 2016 and could be negatively impacted in the fourth quarter by the loss of 2G reseller subscribers and connected devices on our 2G network. Loss of 2G subscribers contributed more than 20 basis points of pressure to total churn and 2 basis points to postpaid churn during the quarter. Postpaid churn was lower for the third quarter and first nine months of 2016.

Branded Subscribers
Branded subscribers increased 0.6% when compared to June 30, 2016 and 3.2% when compared to September 30, 2015. These increases included a 3.2% and 18.6% increase in prepaid subscribers and a 0.1% and 0.9% increase in postpaid subscribers, respectively. At September 30, 2016, 90% of our postpaid phone subscriber base used smartphones, compared to 87% at September 30, 2015. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Device connections on our Mobile Share plans now represent 74% of our postpaid customer base. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn.

During the first quarter of 2016, we discontinued offering subsidized smartphones to most of our customers. Under this no-subsidy model, subscribers must purchase a device on installments under an equipment installment program or choose to bring their own device, with no annual service contract. At September 30, 2016, about 50% of the postpaid smartphone base is on an installment program compared to nearly 41% at September 30, 2015. Of the postpaid smartphone gross adds and upgrades during the third quarter and first nine months of 2016, 94% and 93% were either equipment installment plans or BYOD, compared to 80% and 75% in 2015. While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins. During the third quarter and first nine months of 2016, we added approximately 595,000 and 1,628,000 BYOD customers, compared to 510,000 and 1,157,000 in 2015.

AT&T INC.
SEPTEMBER 30, 2016

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

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 4.6% during the third quarter when compared to June 30, 2016 and 21.1% when compared to September 30, 2015. During the third quarter and first nine months of 2016, we added approximately 1.1 million and 3.5 million "connected" cars through agreements with various carmakers. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Time Warner Inc. Acquisition  On October 22, 2016, we announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at September 30, 2016, the total transaction value is approximately $108,700. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares (exchange ratio) of AT&T common stock based on the average stock price at the time of closing the Merger. If the average stock price is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding. The cash portion of the purchase price will be financed with new debt and cash. We have an 18-month commitment for an unsecured bridge term facility (Bridge Loan) for $40,000.

Time Warner is a leading media and entertainment company whose major businesses encompass an array of the most respected and successful media brands. The deal combines Time Warner's vast library of content and ability to create new premium content that connects with audiences around the world, with our extensive customer relationships, world's largest pay TV subscriber base and leading scale in TV, mobile and broadband distribution.

The Merger Agreement must be adopted by Time Warner shareholders and is subject to review by the U.S. Department of Justice and if certain FCC licenses remain with Time Warner at closing, those are subject to FCC review and approval. It is also a condition to closing that necessary consents from certain public utility commissions and foreign governmental entities must be obtained. The transaction is expected to close before year end 2017. If the Merger is terminated as a result of reaching the termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied) or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances we would be obligated to pay Time Warner $500.

Litigation Challenging DIRECTV's NFL Sunday Ticket  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL Sunday Ticket. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL Sunday Ticket package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. On June 24, 2016, the plaintiffs filed a consolidated amended complaint. We vigorously dispute the allegations the complaints have asserted. On August 8, 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. A hearing on both motions is currently scheduled for December 12, 2016.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

SportsNet LA Litigation  On November 2, 2016, the U.S. Department of Justice filed a civil antitrust complaint in federal court (Central District of California) against DIRECTV Group Holdings, LLC and AT&T Inc., as successor in interest to DIRECTV, alleging that DIRECTV, in 2014, unlawfully exchanged strategic information with certain competitors in connection with negotiations with SportsNet LA about carrying Los Angeles Dodgers games. The complaint alleges that DIRECTV's conduct violated Section 1 of the Sherman Act. The complaint seeks a declaration that DIRECTV's conduct unlawfully restrained trade and seeks an injunction (1) barring DIRECTV and AT&T from engaging in unlawful information sharing in connection with future negotiations for video programming distribution, (2) requiring DIRECTV and AT&T to monitor relevant communications between their executives and competitors and to periodically report to the Department of Justice, and (3) requiring DIRECTV and AT&T to implement training and compliance programs. The complaint asks that the government be awarded its litigation costs. We vigorously dispute these allegations.

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

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and on August 29, 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC has asked the Court of Appeals to reconsider the decision. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

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

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

San Diego County Inquiry Involving Cricket Communications, Inc.  In February 2014, the San Diego County Air Pollution Control District began inquiring into alleged violations of California regulations governing removal, handling and disposal of asbestos containing materials arising from an independent dealer's demolition and construction activity in preparation to install upgraded point of purchase and fixtures in accordance with Cricket dealer guidelines. While the independent dealer was in sole control of contractors performing the work at issue, the County has focused on Cricket Communications dealer agreement terms and interactions with the independent dealer as a basis for asserting direct liability against Cricket Communications, Inc. After discussions, in November 2015, the County issued a penalty demand in excess of one hundred thousand dollars. In October 2016, we reached a monetary settlement with the County of this matter for an immaterial amount.

Labor Contracts  A contract covering nearly 16,000 traditional wireline employees in our West region expired in April 2016 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

On August 30, 2016, our U.S. mobility employees ratified a separate national contract that primarily covers medical benefits for approximately 40,000 employees.

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

The FCC is expected to release an order adopting new rules that restrict our use of customer information in marketing and advertising. The FCC also is considering proposals that could adversely affect our provision of video services and that would increase regulation and lower prices of certain data services used by businesses, beginning July 2017. We expect to appeal any new requirements that we believe unlawfully restrain our business.

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
SEPTEMBER 30, 2016

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

LIQUIDITY AND CAPITAL RESOURCES

We had $5,895 in cash and cash equivalents available at September 30, 2016. Cash and cash equivalents included cash of $2,460 and money market funds and other cash equivalents of $3,435. Approximately $813 of our cash and cash equivalents resided in foreign jurisdictions, some of which are subject to restrictions on repatriation. Cash and cash equivalents increased $774 since December 31, 2015. In the first nine months of 2016, cash inflows were primarily provided by cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties, and long-term debt issuances. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses; funding capital expenditures; debt repayments; dividends to stockholders; and the acquisition of wireless spectrum and other operations. We discuss many of these factors in detail below.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Cash Provided by or Used in Operating Activities
During the first nine months of 2016, cash provided by operating activities was $29,202, compared to $26,695 for the first nine months of 2015. Higher operating cash flows in 2016 were primarily due to our acquisition of DIRECTV offset by the timing of working capital payments.

Cash Used in or Provided by Investing Activities
For the first nine months of 2016, cash used in investing activities totaled $18,189 and consisted primarily of $15,283 for capital expenditures, excluding interest during construction, and $2,922 for the acquisition of wireless spectrum, Quickplay Media, Inc. and other operations. These expenditures were partially offset by net cash receipts of $501 from the sale of securities.

The majority of our capital expenditures are spent on our wireless and wireline networks, our video services and related support systems. Capital expenditures, excluding interest during construction, increased $1,927 in the first nine months. The increase was primarily due to DIRECTV operations, our wireless network expansion in Mexico, and continued fiber buildout. In connection with capital improvements to our wireless network in Mexico, we also negotiated favorable payment terms (referred to as vendor financing). For the first nine months of 2016, we excluded $225 of vendor financing related to capital investments. We do not report capital expenditures at the segment level.

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

Cash Provided by or Used in Financing Activities
For the first nine months of 2016, cash used in financing activities totaled $10,239 and included net proceeds of $10,140 primarily from the following long-term debt issuances:
•	February issuance of $1,250 of 2.800% global notes due 2021.
•	February issuance of $1,500 of 3.600% global notes due 2023.
•	February issuance of $1,750 of 4.125% global notes due 2026.
•	February issuance of $1,500 of 5.650% global notes due 2047.
•	May issuance of $750 of 2.300% global notes due 2019.
•	May issuance of $750 of 2.800% global notes due 2021.
•	May issuance of $1,100 of 3.600% global notes due 2023.
•	May issuance of $900 of 4.125% global notes due 2026.
•	May issuance of $500 of 4.800% global notes due 2044.

During the first nine months of 2016, we redeemed $10,688 of debt, primarily consisting of the following:
•	February redemption of $1,250 of AT&T Floating Rate Notes due 2016.
•	March prepayment of the remaining $1,000 outstanding under a $2,000 18-month credit agreement by and between AT&T and Mizuho.
•	May redemption of $1,750 of 2.950% global notes due 2016.
•	June prepayment of $5,000 of outstanding advances under our $9,155 Syndicated Credit Agreement (See "Credit Facilities" below).
•	August redemption of $1,500 of 2.400% global notes due 2016.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

In March 2016, we completed a debt exchange in which $16,049 of DIRECTV notes with stated rates of 1.750% to 6.375% were tendered and accepted in exchange for $16,049 of new AT&T Inc. global notes with stated rates of 1.750% to 6.375% plus a $16 cash payment.

On September 7, 2016, we completed a debt exchange in which $5,615 of notes of AT&T or one or more of its subsidiaries with stated rates of 5.350% to 8.250% were tendered and accepted in exchange for $4,500 of new AT&T Inc. global notes with a stated rate of 4.500% and $2,500 of new AT&T Inc. global notes with a stated rate of 4.550%.

In July 2016, we made a refundable deposit with the FCC for Auction 1000.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.2% as of September 30, 2016, compared to 4.2% as of June 30, 2016, and 4.0% as of December 31, 2015. We had $123,963 of total notes and debentures outstanding at September 30, 2016, which included Euro, British pound sterling, Swiss franc, Brazilian real and Canadian dollar denominated debt of approximately $25,789.

As of September 30, 2016, we had approximately 396 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. During the first nine months of 2016, we repurchased approximately 11 million shares for $444. In 2016, we intend to use free cash flow (operating cash flows less construction and capital expenditures) after dividends primarily to pay down debt.

We paid dividends of $8,850 during the first nine months of 2016, compared with $7,311 for the first nine months of 2015, primarily reflecting the increase in shares outstanding resulting from our acquisition of DIRECTV. Dividends declared by our Board of Directors totaled $0.48 per share in the third quarter and $1.44 per share for the first nine months of 2016 and $0.47 per share in the third quarter and $1.41 per share for the first nine months of 2015. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors. On October 22, 2016, our Board of Directors approved a 2.1% increase in the quarterly dividend from $0.48 to $0.49 per share.

At September 30, 2016, we had $7,982 of debt maturing within one year, $7,468 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

Credit Facilities
On December 11, 2015, we entered into a five-year, $12,000 credit agreement (the "Revolving Credit Agreement") with Citibank, N.A. (Citibank), as administrative agent.

In January 2015, we entered into a $9,155 credit agreement (the "Syndicated Credit Agreement") containing (i) a $6,286 term loan facility (the "Tranche A Facility") and (ii) a $2,869 term loan facility (the "Tranche B Facility"), with certain investment and commercial banks and Mizuho Bank, Ltd. ("Mizuho"), as administrative agent. In March 2015, AT&T borrowed all amounts available under the Tranche A Facility and the Tranche B Facility. Amounts borrowed under the Tranche A Facility will be due on March 2, 2018. Amounts borrowed under the Tranche B Facility will be subject to amortization from March 2, 2018, with 25 percent of the aggregate principal amount thereof being payable prior to March 2, 2020, and all remaining principal amount due on March 2, 2020. In June 2016, we repaid $4,000 of the outstanding debt under the Tranche A Facility and $1,000 of the outstanding debt under the Tranche B Facility. After repayment, the amortization in the Tranche B Facility has been satisfied. As of September 30, 2016, we have $2,286 outstanding under the Tranche A Facility and $1,869 outstanding under the Tranche B Facility and we have complied with all covenants.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

On October 22, 2016, in connection with entering into Merger Agreement, AT&T entered into the $40,000 Bridge Loan with JPMorgan Chase Bank, N.A., as agent, and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as lenders. No amounts will be drawn under the Bridge Loan prior to the consummation of the Merger. In the event advances are made under the Bridge Loan, those advances would be used solely to finance a portion of the cash consideration to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related fees and expenses.

Revolving Credit Agreement
In the event advances are made under the Revolving Credit Agreement, those advances would be used for general corporate purposes. Advances are not conditioned on the absence of a material adverse change. All advances must be repaid no later than the date on which lenders are no longer obligated to make any advances under the agreement. We can terminate, in whole or in part, amounts committed by the lenders in excess of any outstanding advances; however, we cannot reinstate any such terminated commitments. We also may request that the total amount of the lender's commitments be increased by an integral multiple of $25 effective on a date that is at least 90 days prior to the scheduled termination date then in effect, provided that no event of default has occurred and in no event shall the total amount of the lender's commitments at any time exceed $14,000. At September 30, 2016, we had no advances outstanding under the Revolving Credit Agreement and we have complied with all covenants.

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

The events of default contained in the Revolving Credit Agreement are customary for an agreement of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

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

AT&T INC.
SEPTEMBER 30, 2016

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

The events of default contained in the Syndicated Credit Agreement are customary for an agreement of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

Bridge Loan
The obligations of the lenders under the Bridge Loan to provide advances will terminate on the earliest of (i) the Termination Date (as defined in the Merger Agreement), (ii) the consummation of the transactions contemplated by the Merger Agreement without the borrowing of advances under the Bridge Loan and (iii) the termination of the Merger Agreement.

Advances would bear interest, at the Company's option, either:
•
at a variable annual rate equal to: (1) the highest of (a) the prime rate of JPMorgan Chase Bank, N.A., (b) 0.5% per annum above the federal funds rate, and (c) the LIBOR rate applicable to dollars for a period of one month plus 1.00%, plus (2) an applicable margin, as set forth in the Bridge Loan (the "Applicable Margin for Base Advances"); or

•
at a rate equal to: (i) LIBOR (adjusted upwards to reflect any bank reserve costs) for a period of one, two, three or six months, as applicable, plus (ii) an applicable margin, as set forth in the Bridge Loan (the "Applicable Margin for Eurodollar Rate Advances").

The Applicable Margin for Eurodollar Rate Advances will be equal to 0.750%, 1.000%, 1.125%, 1.250% or 1.500% per annum depending on the Company's unsecured long-term debt ratings. The Applicable Margin for Base Advances will be equal to the greater of (x) 0.00% and (y) the relevant Applicable Margin for Eurodollar Rate Advances minus 1.00% per annum, depending on the Company's unsecured long-term debt ratings.

The Applicable Margin for Eurodollar Rate Advances and the Applicable Margin for Base Advances are scheduled to increase by an additional 0.25% on the 90th day after the closing of the Merger and another 0.25% every 90 days thereafter.

The Company will also pay a commitment fee (Commitment Fee) of 0.070%, 0.090%, 0.100%, 0.125% or 0.175% of the commitment amount per annum, depending on the Company's unsecured long-term debt ratings.

The Company is scheduled to pay a duration fee of 0.50%, 0.75% and 1.00% on the amount of advances outstanding as of the 90th, 180th and 270th day after advances are made.

The Bridge Loan contains provisions requiring the reduction of the commitments of the lenders and the prepayment of outstanding advances by the amount of net cash proceeds resulting from the incurrence of certain indebtedness by the Company or its subsidiaries, the issuance of certain capital stock by the Company or its subsidiaries and non-ordinary course sales or dispositions of assets by the Company or its subsidiaries, in each case subject to exceptions set forth in the Bridge Loan.

Advances under the Bridge Loan are conditioned on the absence of a material adverse effect on Time Warner and certain customary events, and repayment of all advances must be made no later than 364 days after the date on which the advances are made.

The Bridge Loan contains covenants that are customary for an issuer with an investment grade senior debt credit rating, as well as a net debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization, and other modifications described in the Bridge Loan) financial ratio covenant that the Company will maintain, as of the last day of each fiscal quarter of not more than 3.5-to-1.

AT&T INC.
SEPTEMBER 30, 2016

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The events of default contained in the Bridge Loan are customary for an agreement of this type and such events would result in the acceleration of, or would permit the lenders to accelerate, as applicable, required payments and would increase the Applicable Margin by 2.00% per annum.

Prior to the closing date of the Merger, only a payment or bankruptcy event of default would permit the lenders to terminate their commitments under the Bridge Loan.

Collateral Arrangements
During the first nine months of 2016, we posted $141 of additional cash collateral, on a net basis, to banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2016, our debt ratio was 50.1%, compared to 50.8% at September 30, 2015, and 50.5% at December 31, 2015. Our net debt ratio was 47.8% at September 30, 2016, compared to 48.3% at September 30, 2015, and 48.5% at December 31, 2015. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first nine months of 2016, we received $3,757 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,630 as of September 30, 2016, and $8,714 as of December 31, 2015, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $420 to the trust during the first nine months of 2016. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares. At the time of the contribution of the preferred equity interest, we agreed to annual cash contributions to the trust of $175 no later than the due date for our federal income tax return for each of 2015 and 2016. Both such contributions, totaling $350, were made in the third quarter of 2016.

AT&T INC.
SEPTEMBER 30, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2016, we had interest rate swaps with a notional value of $7,050 and a fair value of $145.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $29,642 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(3,109) at September 30, 2016.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of September 30, 2016.

AT&T INC.
SEPTEMBER 30, 2016

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

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services, intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure including the withdrawal of legacy TDM-based services; universal service; broadband deployment; E911 services; competition policy; net neutrality; including the FCC's order reclassifying broadband as Title II services subject to much more fulsome regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms, and wireless and satellite license awards and renewals.

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

•	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.
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

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•	Our ability to integrate our acquisition of DIRECTV.
•	Our pending acquisition of Time Warner Inc.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
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
SEPTEMBER 30, 2016

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. The additional Risk Factor below reflects our pending acquisition of Time Warner (See "Other Business Matters").

The impact of our pending acquisition of Time Warner, including our ability to obtain governmental approvals on favorable terms including any required divestitures; the risk that the businesses will not be integrated successfully; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition and potential adverse effects on our share price and dividend amount due to the issuance of additional shares; the addition of Time Warner's existing debt to our balance sheet; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third party relationships and revenues.

As discussed in Other Business Matters, on October 22, 2016, we agreed to acquire Time Warner for a total transaction value of approximately $108,700 (including Time Warner's net debt). We believe that the acquisition will give us the scale, resources and ability to deploy video content more efficiently to more customers than otherwise possible and to provide very attractive integrated offerings of video, broadband and wireless services. Providing more flexible and integrated services to customers will enable us to compete more effectively against other video providers as well as other technology, media and communications companies. In addition, we believe that the acquisition will result in cost savings, especially in the area of video content costs, and other potential synergies enabling us to expand and enhance our broadband and video options across multiple mobile and fixed devices.

Achieving these results will depend upon obtaining governmental approvals on favorable terms within the time limits contemplated by the parties. Delays in closing, including as a result of delays in obtaining regulatory approval, could divert attention from ongoing operations on the part of management and employees, adversely affecting customers and suppliers and therefore revenues. If such approvals are obtained and the transaction is consummated, then we must integrate a large number of operational and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. While we have successfully merged large companies into our operations in the past, delays in the process could have a material adverse effect on our revenues, expenses, operating results and financial condition. This acquisition also will increase the amount of debt on our balance sheet (both Time Warner's debt and the indebtedness which may be needed to pay a portion of the purchase price) leading to additional interest expense and, due to additional shares being issued, will result in additional cash being required for any dividends declared. Both of these factors could put pressure on our financial flexibility to continue capital investments, develop new services and declare future dividends. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

AT&T INC.
SEPTEMBER 30, 2016

PART II – OTHER INFORMATION - CONTINUED
Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2016 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased [1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2016 - July 31, 2016	3,143	$-	-	401,550,000
August 1, 2016 - August 31, 2016	6,000,384	41.15	6,000,000	395,550,000
September 1, 2016 - September 30, 2016	624,640	-	-	395,550,000
Total	6,628,167	$41.15	6,000,000
[1] In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.

[2] Of the shares repurchased, 3,721 shares were acquired through the withholding of taxes on the vesting of restricted stock or on the exercise price of options.
[3] Of the shares repurchased, 624,446 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T INC.
SEPTEMBER 30, 2016

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	AT&T Health Plan
10-b	Agreement between James Cicconi and AT&T Inc.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2016	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer