Form 10-K
period 2016-12-31
AT&T INC.
filed 2017-02-17
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                            Yes [   ]   No [X]

Based on the closing price of $43.21 per share on June 30, 2016, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $266 billion.

At February 10, 2017, common shares outstanding were 6,141,570,142.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2016 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2017 Annual Meeting and Proxy Statement dated on or about March 10, 2017 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

5.875% AT&T Inc. Global Notes due April 28, 2017	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due June 4, 2019	New York Stock Exchange

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17, 2021	New York Stock Exchange

1.45% AT&T Inc. Global Notes due June 1, 2022	New York Stock Exchange

2.50% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

1.30% AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

2.75% AT&T Inc. Global Notes due May 19, 2023	New York Stock Exchange

2.40% AT&T Inc. Global Notes due March 15, 2024	New York Stock Exchange

3.50% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange

4.375% AT&T Inc. Global Notes due September 14, 2029	New York Stock Exchange

2.60% AT&T Inc. Global Notes due December 17, 2029	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

5.20% AT&T Inc. Global Notes due November 18, 2033	New York Stock Exchange

3.375% AT&T Inc. Global Notes due March 15, 2034	New York Stock Exchange

SCHEDULE A - Continued

2.45% AT&T Inc. Global Notes due March 15, 2035	New York Stock Exchange

7.00% AT&T Inc. Global Notes due April 30, 2040	New York Stock Exchange

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

AT&T Inc.

PART I

ITEM 1. BUSINESS

GENERAL

AT&T Inc. (“AT&T,” “we” or the “Company”) is a holding company incorporated under the laws of the State of Delaware in 1983 and has its principal executive offices at 208 S. Akard St., Dallas, Texas, 75202 (telephone number 210-821-4105). We maintain an internet website at www.att.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this document.) We make available, free of charge, on our website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We also make available on that website, and in print, if any stockholder or other person so requests, our “Code of Ethics” applicable to all employees and Directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Human Resources and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver of our Code of Ethics for senior financial officers, executive officers or Directors will be posted on that website.

History
AT&T, formerly known as SBC Communications Inc. (SBC), was formed as one of several regional holding companies created to hold AT&T Corp.’s (ATTC) local telephone companies. On January 1, 1984, we were spun-off from ATTC pursuant to an anti-trust consent decree, becoming an independent publicly-traded telecommunications services provider. At formation, we primarily operated in five southwestern states. Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states. In November 2005, one of our subsidiaries merged with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.” In December 2006, one of our subsidiaries merged with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we also acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility. In 2014, we completed the acquisition of wireless provider Leap Wireless International, Inc. (Leap) and sold our ILEC operations in Connecticut, which we had previously acquired in 1998. In 2015, we completed acquisitions of wireless properties in Mexico and DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America. Our services and products are marketed under the AT&T, Cricket, DIRECTV, SKY, and Unefon brand names.

Scope
We are a leading provider of communications and digital entertainment services in the United States and the world. We offer our services and products to consumers in the U.S., Mexico and Latin America and to businesses and other providers of telecommunications services worldwide. We also own and operate three regional TV sports networks, and retain non-controlling interests in another regional sports network and a network dedicated to game-related programming as well as internet interactive game playing.

The services and products that we offer vary by market, and include: wireless communications, data/broadband and internet services, digital video services, local and long-distance telephone services, telecommunications equipment, managed networking, and wholesale services. Our operating subsidiaries are organized as follows, corresponding to our operating segments for financial reporting purposes:
•
Business Solutions business units provide services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as fixed strategic services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as “wired” or “wireline”) to provide a complete integrated communications solution to our business customers.

•
Entertainment Group business units provide video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our copper and IP-based network and/or our satellite technology.

•
Consumer Mobility business units provide nationwide wireless service to consumers, and wholesale and resale subscribers located in the United States or in U.S. territories. We utilize our network to provide voice and data services, including high-speed internet, video and home-monitoring services over wireless devices.

AT&T Inc.

•
International business units provide entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services.

Our Corporate and Other unit includes (1) operations that are not considered reportable segments and that are no longer integral to our operations or which we no longer actively market, and (2) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

With continuing advances in technology and in response to changing demands from our customers, in recent years we have focused on providing enhanced broadband, video and voice services. In 2015, we purchased DIRECTV to expand our involvement in the digital entertainment space. The nationwide reach of DIRECTV and superior content-owner relationships significantly improve the economics and expanded the geographic reach of our pre-existing AT&T U-verse® video service. We also purchased wireless operations in Mexico, moving quickly to build a world-class mobile business in a country with a strong economic outlook, a growing middle class, and cultural and geographic ties to the United States. These acquisitions and our continued investment in a premier network experience make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In late 2016, we took another step in our strategy of providing an unmatched communication and entertainment experience for our customers when we agreed to purchase Time Warner Inc., a global leader in creating premium media and entertainment content. In 2017, we plan to focus on the areas discussed below.

Wireless
AT&T Mobility began operations in October 2000 as a joint venture between us and BellSouth and, in 2004, acquired AT&T Wireless Services, Inc. Upon our acquisition of BellSouth in 2006, AT&T Mobility became a wholly-owned subsidiary. We provide wireless video, data and voice services. We are experiencing rapid growth in video and data usage as consumers are demanding seamless access across their wired and wireless devices, and as more and more machines are being connected to the internet.

As of December 31, 2016, we served 146.8 million wireless subscribers in North America, with nearly 135 million in the United States. Our LTE technology covers almost 400 million people in North America, and, in the United States, we cover all major metropolitan areas and almost 320 million people with our LTE technology. We also provide 4G coverage using another technology (HSPA+), and, when combined with our upgraded backhaul network, we are able to enhance our network capabilities and provide superior mobile broadband speeds for data and video services. Our wireless network also relies on other GSM digital transmission technologies for 3G data communications.

We have also started planning for deployment of the latest wireless technology (5G) and are currently testing in our labs and in the field various ways to deploy that technology. We expect global 5G technology standards to be set over the next two years or so, enabling companies to begin commercial deployment thereafter. The increased speeds and network operating efficiency expected with 5G technology should enable massive deployment of devices connected to the internet as well as faster delivery of video and data services.

As the wireless industry continues to mature, future wireless growth will become increasingly dependent on our ability to offer innovative video and data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs. To that end, we submitted winning bids for 251 AWS spectrum licenses for a near-nationwide contiguous block of high-quality AWS spectrum in the AWS-3 Auction (FCC Auction 97). Our strategy also includes redeploying spectrum previously used for basic 2G services to support more advanced mobile internet services on our 3G and 4G networks. We have bid on FirstNet, the First Responder Network Authority, which if awarded will provide access to a nationwide low band 20 MHz of spectrum, assuming all states “opt in,” and are participating in the FCC 600 MHz Auction (Auction 1000). We will continue to invest in our wireless network as we look to provide future service offerings and participate in technologies such as 5G and millimeter-wave bands.

Business Solutions
We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both fixed and mobile, to businesses customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans.

AT&T Inc.

Internet Protocol (IP) Technology
IP is generally used to describe the transmission of data, which can include voice (called voice over IP or VoIP), using a software-based technology rather than a traditional wire and physical switch-based telephone network. A company using this technology can provide voice and data services at a lower cost because this technology uses bandwidth more efficiently than a traditional network. Using this technology also presents growth opportunities, especially in providing data and video services to both fixed locations and mobile devices. To take advantage of both these growth and cost-savings opportunities, we have encouraged the migration of wireline customers in our current 21-state ILEC service area to services using IP, and expect to continue this transition through at least 2020.

Integration of Data/Broadband and Entertainment Services
As the communications industry continues to move toward internet-based technologies that are capable of blending traditional wireline and wireless services, we plan to offer services that take advantage of these new and more sophisticated technologies. In particular, we intend to continue to focus on expanding our high-speed internet and video offerings and on developing IP-based services that allow customers to unite their home or business fixed services with their mobile service. During 2017, we will continue to develop and provide unique integrated video, mobile and broadband solutions, including our recently introduced over-the-top video service, DIRECTV NOW.

International
We believe that the wireless model in the U.S., with exploding demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. Due in part to changes in the legal and regulatory framework in Mexico in 2015, we acquired Mexican wireless operations to establish a unique, seamless, cross-border North American wireless network covering nearly 400 million people and businesses in the United States and Mexico. During 2017, we will continue to build a world-class mobile business and network in Mexico.

BUSINESS OPERATIONS

OPERATING SEGMENTS
Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. We analyze our operating segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each operating segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 13 through 21 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS SOLUTIONS
Our Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as fixed strategic services; as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as “wired” or “wireline”) to provide a complete integrated communications solution to our business customers. The Business Solutions segment provided approximately 44% of 2016 segment operating revenues and 52% of our 2016 total Segment Contribution. We divide Business Solutions revenue into the following categories: wireless service, fixed strategic services, legacy voice and data services, other services and wireless equipment.

Wireless Service – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to approximately 81.4 million Business Solutions wireless subscribers. Our offerings are tailored to meet the communications needs of targeted customer categories. We classify our subscribers as either postpaid, connected device or reseller.

Wireless data services continue to be a growing area for this segment, representing an increasing share of overall subscriber revenue. We are experiencing solid growth in this area as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices, are using data-centric devices such as tablets and connected cars and are utilizing the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT). We offer both Mobile Share plans and an integrated offer combining unlimited wireless data with our video services. These plans allow sharing of voice, text and data across multiple devices. We also offer equipment installment programs, such as AT&T NextSM (AT&T Next), a program allowing subscribers to more frequently upgrade handsets using an installment payment plan; and Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn. Participation in these plans continues to increase. Customers in our “connected device” category (e.g., users of session-based tablets, monitoring devices and automobile systems) purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers to further capitalize on the continued growing demand for wireless data services.

AT&T Inc.

During the first quarter of 2016, we discontinued offering subsidized smartphones to most of our customers. Under our no-subsidy model, subscribers must purchase a device under an equipment installment program or choose to bring their own device, with no annual service contract. Our wireless services include data and voice services, including long-distance service and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint.

Fixed Strategic Services – Fixed strategic services (previously known as strategic business services) are our most advanced business solutions. Our offerings use high-capacity digital circuits, and allow customers to create internal data networks and access external data networks. Switched Transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated transport services use a single direct line to transmit data between destinations. Due to advances in technology, our most advanced business solutions are subject to change periodically. We review and evaluate our fixed strategic service offerings annually, which may result in an updated definition and the recast of our historical financial information to conform to the current period presentation. Any modifications will be reflected in the first quarter.

We provide businesses voice applications over IP-based networks (i.e., Enhanced Virtual Private Networks or “EVPN”). Over the past several years, we have built out our new IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include internet access and network integration, network security, dedicated internet and enterprise networking services. These advanced IP-based services continued to grow during 2016 as customers shift from our older circuit-based services. We expect this trend to continue in 2017 as customers continue to use more services based on internet access and demand ever-increasing transmission speeds, especially for video. To align with these trends, we continue to reconfigure our wireline network to take advantage of the latest technologies and services.

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

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided directly to business and governmental customers, or through wholesale arrangements with other service providers. Our circuit-based, traditional data products include switched and dedicated transport services that allow customers to transmit data at high speeds, as well as access the internet using a DSL connection.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by either us, cable companies or other internet-based providers. In addition, the continuing slow economic growth and business starts have led some wireline customers to terminate their business phone service. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2017.

AT&T Inc.

Other Services – Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional service and equipment.

We provide intrastate, interstate and international wholesale networking capacity to other service providers. We offer a combination of high-volume transmission capacity and conventional dedicated line services on a regional, national and international basis to our wholesale customers, which are primarily wireless carriers, interexchange carriers, Internet Service Providers (ISPs), and facility-based and switchless resellers.

Wireless Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. We have now largely eliminated these subsidies and provide our customers with more service options, the ability to purchase handsets on an installment basis and the opportunity to bring their own device. With the elimination of handset subsidies, our subscribers have been retaining their handsets for longer periods; accordingly, we expect equipment revenues to be pressured in 2017. We also sell accessories, such as carrying cases, hands-free devices and other items.

Additional information on our Business Solutions segment is contained in the Annual Report in the “Operating Environment Overview” section beginning on page 14 and is incorporated herein by reference pursuant to General Instruction G(2).

ENTERTAINMENT GROUP
Our Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers in the United States and U.S. territories by utilizing our copper and IP-based wired network and/or our satellite technology. In July 2015, we acquired DIRECTV, a leading provider of digital television entertainment engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to subscribers. The Entertainment Group segment provided approximately 32% of 2016 segment operating revenues and 19% of our 2016 total Segment Contribution. We divide this segment’s revenue into the following categories: video entertainment, high-speed internet, legacy voice and data services, and equipment and other.

Video Entertainment – We offer video entertainment services using satellite and IP-based technologies (referred to as “linear”) as well as a streaming option that does not require either satellite or wired IP services (referred to as “over-the-top”). Our offerings are structured to provide customers with the best video experience both inside and outside of the home by offering subscribers attractive programming, technology and customer service. Due to the rising cost of programming as well as higher costs to acquire new subscribers in an increasingly competitive industry, it is even more important to distinguish and elevate our video entertainment experience for our new and existing customers.

We provide approximately 25.3 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming. For our satellite subscribers, we provide video-on-demand (VOD) by “pushing” top-rated movies onto customers’ digital video recorders (DVRs) for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service. In addition, our video entertainment subscribers have the ability to use the internet and/or our mobile applications for smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

We believe it is critical that we continue to extend our brand leadership as the premium pay-TV provider in the marketplace by providing the best video experience both at home and on mobile devices. We believe that our flexible platform that uses a combination of satellite, IP-based and cloud infrastructure with a broadband and wireless connection is the most efficient way to transport content to subscribers when and where they want it. Through this integrated approach, we’re able to optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

High-Speed Internet – We offer broadband and internet services to 12.9 million residential subscribers. Our IP-based technology provides more advanced high-speed internet services.

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided to residential customers. Our circuit-based, traditional data products include DSL internet access.

AT&T Inc.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by either us, cable or other internet-based providers. We have responded by offering packages of combined voice and data services, including broadband, video and wireless, and intend to continue this strategy during 2017.

Equipment and Other – Other service revenues include revenue from voice services provided over IP-based technology (VoIP) as well as revenues associated with technical support and other customer service functions and equipment.

Additional information on our Entertainment Group segment is contained in the Annual Report in the “Operating Environment Overview” section beginning on page 16 and is incorporated herein by reference pursuant to General Instruction G(2).

CONSUMER MOBILITY
Our Consumer Mobility segment consists of AT&T Mobility operations that provide nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States or U.S. territories by utilizing our network to provide voice and data services, including high-speed internet, video and home-monitoring services over wireless devices. Wireless services include data and voice, including long-distance and roaming services. Roaming services enable our subscribers to utilize other carriers’ networks when they are “roaming” outside our network footprint. The Consumer Mobility segment provided approximately 20% of 2016 total segment operating revenues and 31% of our 2016 total Segment Contribution. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2016, we served 53.5 million Consumer Mobility subscribers, including 27.1 million postpaid, 13.5 million prepaid, 11.9 million reseller and 942,000 connected devices. We divide our revenue into the following categories: services and equipment.

Wireless Services – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of postpaid and prepaid pricing plans. Wireless data services continue to be a growing area of Consumer Mobility’s business, representing an increasing share of overall subscriber revenue. Subscribers continue to upgrade their handsets to more advanced integrated devices, contributing to growth from wireless data services. We offer Mobile Share plans and an integrated offer combining our unlimited wireless data with our video services. These plans allow sharing of voice, text and data across multiple devices. We also offer equipment installment programs, such as AT&T Next, a program allowing subscribers to more frequently upgrade handsets using an installment payment plan; and Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. We also launched in 2016 a program for wireless subscribers that also purchase our video service to view such programming without it counting against their wireless data allowances. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our “connected device” category (e.g., users of session-based tablets) purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

During the first quarter of 2016, we discontinued offering subsidized smartphones to most of our customers. Under our no-subsidy model, subscribers must purchase a device under an equipment installment program or choose to bring their own device, with no annual service contract. Market maturity, competition and the migration of subscribers to employer plans offered by our Business Solutions segment have slowed the growth in subscribers.

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and Go Phone brands and are typically monthly prepaid services.

Other Service – Other services includes consulting, advertising, application and co-location, as well as fees we charge to other carriers for providing roaming services to their customers utilizing our network.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. We have now largely eliminated these subsidies and provide our customers with more service options, the ability to purchase handsets on an installment basis and the opportunity to bring their own device. We also sell accessories, such as carrying cases, hands-free devices, and other items, to consumers, as well as to agents and third-party distributors for resale.

Additional information on our Consumer Mobility segment is contained in the Annual Report in the “Operating Environment Overview” section beginning on page 18 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

INTERNATIONAL
Our International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. The International segment provided approximately 4% of 2016 segment operating revenues. We divide our revenue into the following categories: video entertainment, wireless service and wireless equipment.

Video Entertainment – We are a leading provider of digital television services throughout Latin America, providing a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands. We believe we provide one of the most extensive collections of programming available in the Latin America pay-TV market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis with an operational cost structure that we believe to be lower than that of our competition.

We have approximately 12.5 million video subscribers in Latin America. Our operations are comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Venezuela and certain other countries in the region; and SKY Brasil Servicos Ltda., or SKY Brasil, which is a 93% owned subsidiary. Our Latin American operations also include our 41% equity method investment in Innova, S. de R.L. de C.V., or SKY Mexico, which we include in our International segment. As of December 31, 2016, PanAmericana had approximately 7.2 million subscribers and SKY Brasil had approximately 5.3 million subscribers.

Wireless – We offer postpaid and prepaid wireless services in Mexico to approximately 12.0 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment (the device must be paid in full if the customer chooses to drop their service from AT&T); and (2) service contracts for periods up to 24 months for subscribers who purchase their equipment under the traditional device subsidy model. All plans offer no roaming charges in the United States or Canada, unlimited minutes and messages to the extended AT&T community and unlimited social networking. We also offer prepaid services to certain customers who prefer to pay in advance.

Equipment – We sell a wide variety of handsets, including smartphones manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores.

Additional information on our International segment is contained in the Annual Report in the “Operating Environment Overview” section beginning on page 20 and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2016	2015	2014
Business Solutions Segment
Wireless service	19%	21%	23%
Legacy voice and data services	10	12	15
Equipment [1]	5	6	6
Entertainment Group Segment
Video entertainment	22	14	5
Legacy voice and data services	3	4	6
Consumer Mobility Segment
Wireless service	17	20	23
Equipment	3	4	4
International Segment
Video entertainment	3	1	-
1 Includes customer premises equipment of $982 million in 2016, $929 million in 2015 and $979 million in 2014 that is reported as other service and equipment revenues in our Business Solutions segment.

Additional information on our geographical distribution of revenues is contained in the Annual Report in the “Segment Information” section beginning on page 54 and is incorporated herein by reference pursuant to General Instruction G(2).

GOVERNMENT REGULATION

Wireless communications providers must be licensed by the U.S. Federal Communications Commission (FCC) to provide communications services at specified spectrum frequencies within defined geographic areas and must comply with the rules and policies governing the use of the spectrum as adopted by the FCC. The FCC’s rules have a direct impact on whether the wireless industry has sufficient spectrum available to support the high-quality, innovative services our customers demand. Wireless licenses are issued for a fixed time period, typically 10 years, and we must seek renewal of these licenses. While the FCC has generally renewed licenses given to operating companies such as us, the FCC has authority to both revoke a license for cause and to deny a license renewal if a renewal is not in the public interest. Additionally, while wireless communications providers’ prices and service offerings are generally not subject to regulation, the federal government and various states are considering new regulations and legislation relating to various aspects of wireless services.

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

In February 2015, the FCC released an order in response to the D.C. Circuit’s January 2014 decision adopting new rules, and classifying both fixed and mobile consumer broadband internet access as telecommunications services, subject to comprehensive regulation under the Telecommunications Act of 1996. The FCC’s decision significantly expands its existing authority to regulate the provision of fixed and mobile broadband internet access services. The FCC also asserted jurisdiction over internet interconnection arrangements, which until now have been unregulated. These actions could have an adverse impact on our fixed and mobile broadband services and operating results. AT&T and several other parties, including US Telecom and CTIA trade groups, have challenged the FCC’s order.

AT&T Inc.

Our ILEC subsidiaries are subject to regulation by state governments, which have the power to regulate intrastate rates and services, including local, long-distance and network access services, provided such state regulation is consistent with federal law. Some states have eliminated or reduced regulations on our retail offerings. These subsidiaries are also subject to the jurisdiction of the FCC with respect to intercarrier compensation, interconnection, and interstate and international rates and services, including interstate access charges. Access charges are a form of intercarrier compensation designed to reimburse our wireline subsidiaries for the use of their networks by other carriers.

Our subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided.

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings “Operating Environment Overview” beginning on page 24 and “Regulatory Developments” beginning on page 27 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline, satellite or wireless services and additional information relating to regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview” beginning on page 24 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and subject to appropriate safeguards and restrictions, to utilize certain of our trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2016, 2015 or 2014.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 27, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems, satellite technology and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. In recent years, we initiated a technology outreach effort aimed at venture capital funded startups with the objective of rapidly introducing new solutions, products and applications developed by third parties. Research and development expenses were $1,649 million in 2016, $1,693 million in 2015, and $1,730 million in 2014.

EMPLOYEES

As of January 31, 2017, we employed approximately 268,000 persons. Approximately 48% of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. Contracts covering approximately 20,000 mobility employees across the country and approximately 25,000 traditional wireline employees in our Southwest and Midwest regions will expire in 2017. Additionally, negotiations continue with approximately 15,000 traditional wireline employees in our West region where the contract expired in April 2016. Approximately 11,000 former DIRECTV employees were eligible for and chose union representation. Bargaining has resulted in approximately 70% of these employees now being covered under ratified contracts that expire between 2017 and 2020. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

At December 31, 2016, we had approximately 533,000 retirees and dependents that were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 39 through 43 which is incorporated herein by reference pursuant to General Instruction G(2).

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
•
Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse changes in mortality assumptions; adverse medical cost trends; and unfavorable or delayed implementation or repeal of healthcare legislation, regulations or related court decisions.

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; E911 services; competition policy; privacy net neutrality, including the FCC’s order classifying broadband as Title II services subject to much more comprehensive regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.

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

•
Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies or delivery methods (e.g., cable, wireless, VoIP and over-the-top video service) and our ability to maintain capital expenditures.

•	The extent of competition including from governmental networks and other providers and the resulting pressure on customer and access line totals and segment operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition.
•
The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including state regulatory proceedings relating to unbundled network elements and non-regulation of comparable alternative technologies (e.g., VoIP).

•
The continued development and delivery of attractive and profitable video offerings through satellite and IP-based networks; the extent to which regulatory and build-out requirements apply to our offerings; and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

•	Our continued ability to maintain margins, attract and offer a diverse portfolio of wireless service and devices and device financing plans.
•
The availability and cost of additional wireless spectrum and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

•	Our ability to manage growth in wireless video and data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.
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

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•	Our ability to integrate our acquisition of DIRECTV.
•	Our ability to close our pending acquisition of Time Warner Inc. and successfully integrate its operations.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•
Our increased exposure to video competition and foreign economies due to our recent acquisitions of DIRECTV and Mexican wireless properties, including foreign exchange fluctuations as well as regulatory and political uncertainty.

•
Changes in our corporate strategies, such as changing network-related requirements or acquisitions and dispositions, which may require significant amounts of cash or stock, to respond to competition and regulatory, legislative and technological developments.

•
The uncertainty surrounding further congressional action to address spending reductions, which may result in a significant decrease in government spending and reluctance of businesses and consumers to spend in general.

•	The uncertainty and impact of anticipated regulatory and corporate tax reform, which may impact the overall economy and incentives for business investments.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2016, central office equipment represented 29%; outside plant (including cable, wiring and other non-central office network equipment) represented approximately 25%; satellites represented 1%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 27%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 6%.

Substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, wireless towers, telephone centers and retail stores are leased. Property on which communication towers are located may be either owned or leased.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We are required to discuss three of these proceedings in our Forms 10-Q and 10-K, because each could result in monetary sanctions (exclusive of interest and costs) of $100,000 or more. However, we do not believe that any of them currently pending will have a material adverse effect on our results of operations.

(a)
Waste Disposal Inquiry Involving DIRECTV  In August 2012, a unit organized by the California Attorney General and the District Attorney for Alameda County, California notified DIRECTV that the unit was examining allegations that DIRECTV had failed to properly manage, store, transport and dispose of Hazardous and Universal Waste in accordance with the California Health & Safety Code. No litigation has been filed. DIRECTV is cooperating with the unit and is seeking to resolve all claims. A monetary settlement has been proposed and agreed to in principle by DIRECTV in an amount that is not material.  Negotiation of final terms is proceeding.

(b)
San Diego County Inquiry Involving Cricket Communications, Inc.  In February 2014, the San Diego County Air Pollution Control District began inquiring into alleged violations of California regulations governing removal, handling and disposal of asbestos containing materials arising from an independent dealer’s demolition and construction activity in preparation to install upgraded point of purchase and fixtures in accordance with Cricket Dealer Guidelines. While the independent dealer was in sole control of contractors performing the work at issue, the County has focused on Cricket Communications dealer agreement terms and interactions with the independent dealer as a basis for asserting direct liability against Cricket Communications, Inc. After discussions, in November 2015, the County issued a penalty demand in excess of $100,000. In October 2016, we reached a monetary settlement with the County of this matter for an immaterial amount.

(c)
South Coast Air Quality  In January 2016, AT&T Mobility received an offer to enter into an administrative settlement with California’s South Coast Air Quality Management District associated with a Notice of Violation (NOV) received in 2015. The 2015 NOV alleged violations of local environmental air permitting and emissions rules issued by the District in connection with operation of a back-up power generator system at one AT&T Mobility facility. After discussions, the parties resolved the alleged violations without admission of fault by AT&T Mobility for a payment of civil penalties in an amount of less than $100,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2017)

Name	Age	Position	Held Since

Randall L. Stephenson	56	Chairman of the Board, Chief Executive Officer and President	6/2007
F. Thaddeus Arroyo	53	Chief Executive Officer – Business Solutions and International	1/2017
William A. Blase Jr.	61	Senior Executive Vice President – Human Resources	6/2007
John M. Donovan	56	Chief Strategy Officer and Group President – AT&T Technology and Operations	2/2016
David S. Huntley	58	Senior Executive Vice President and Chief Compliance Officer	12/2014
Lori M. Lee	51	Senior Executive Vice President and Global Marketing Officer	4/2015
David R. McAtee II	48	Senior Executive Vice President and General Counsel	10/2015
Robert W. Quinn Jr.	56	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	10/2016
John T. Stankey	54	Chief Executive Officer-AT&T Entertainment Group, AT&T Services, Inc.	7/2015
John J. Stephens	57	Senior Executive Vice President and Chief Financial Officer	6/2011

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2016 and 2015 was 1,020,203 and 1,074,894. The number of stockholders of record as of February 10, 2017, was 1,015,975. We declared dividends, on a quarterly basis, totaling $1.93 per share in 2016 and $1.89 per share in 2015.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 83, “Selected Financial and Operating Data” on page 10, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) In July 2012, the Board of Directors approved an authorization to repurchase 300 million shares, which we completed in May 2013. In March 2013, our Board of Directors approved an authorization to repurchase up to an additional 300 million shares of our common stock. In March 2014, our Board of Directors approved another authorization to repurchase up to an additional 300 million shares of our common stock. For the year ended December 31, 2016, we repurchased 11 million shares for distribution through our employee benefit plans, totaling $444 million under the March 2013 authorization. For the year ended December 31, 2015, we repurchased 8 million shares totaling $269 million under the March 2013 authorization. The emphasis of our 2017 financing activities will be the issuance of debt and the payment of dividends, subject to approval by our Board of Directors, and the repayment of debt.

To implement these authorizations, we used open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

A summary of our repurchases of common stock during the fourth quarter of 2016 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased[1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

October 1, 2016 - October 31, 2016	45,330	$-	-	395,550,000
November 1, 2016 - November 30, 2016	1,841,719	-	-	395,550,000
December 1, 2016 - December 31, 2016	528,674	-	-	395,550,000
Total	2,415,723	$-	-
[1]
 In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorizations have no expiration date.

[2]		Of the shares purchased, 73,743 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.
[3]		Of the shares repurchased, 2,341,980 were acquired through reimbursements from the AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts or through litigation settlement.

AT&T Inc.
ITEM 6. SELECTED FINANCIAL DATA
Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 10, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is included in the Annual Report on pages 11 through 44, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on page 38, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 45 through 83, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements, and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

(b)  Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 85, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 10, 2017 (Proxy Statement) under the heading “Management Proposal Item 1. Election of Directors.”

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the committee are Messrs. Di Piazza, Jr. and McCallister, and Mses. Taylor and Tyson. The additional information required by Item 407(d)(5) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Audit Committee.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the heading “Director Compensation.” Information regarding officers is included in the registrant’s Proxy Statement on the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control” which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Compensation Committee Report” and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Information required by this Item is included in the registrant’s Proxy Statement, under the heading “Director Compensation,” and the pages beginning with the heading “Summary Compensation Table,” and ending with, and including, the page immediately before the heading “Cost of Proxy Solicitation” which are incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 403 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Common Stock Ownership,” which is incorporated herein by reference pursuant to General Instruction G(3).

AT&T Inc.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	38,989,880 (1)	29.46	129,216,883(2)
Equity compensation plans not approved by security holders	-	-	-
Total	38,989,880 (3)	$29.46	129,216,883 (2)

(1)
Includes stock to be issued in connection with the following stockholder approved plans: (a) 5,684,800 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 2,086,954 phantom stock units under the Stock Savings Plan (SSP), 10,124,461 phantom stock units under the SPDP, 13,515 restricted stock units under the 2016 Incentive Plan, and 6,094,321 restricted stock units under the 2011 Incentive Plan, and (c) 6,022 target number of stock-settled performance shares under the 2016 Incentive Plan, and 12,690,355 target number of stock-settled performance shares under the 2011 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,289,453 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.

(2)
Includes 20,429,062 shares that remain available for future issuance under the SPDP, 88,541,244 shares remaining under the 2011 Incentive Plan, and up to 2,943,330 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

(3)
Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2016, there were 640,749 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $19.34. Also, does not include 3,570,683 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with up to 120,227 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Related Person Transactions Disclosure,” which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant’s Proxy Statement under the heading “Director Independence,” which is incorporated herein by reference pursuant to General Instruction G(3).

AT&T Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is included in the registrant’s Proxy Statement under the heading “Principal Accountant Fees and Services,” which is incorporated herein by reference pursuant to General Instruction G(3).

Part IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of the report:

(1) Report of Independent Registered Public Accounting Firm
  Financial Statements covered by Report of Independent Registered Public Accounting Firm:
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Page * * * * * * *

*	Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2016. (See Part II.)

(2) Financial Statement Schedules: II - Valuation and Qualifying Accounts	Page 23

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

Exhibit Number

2	Agreement and Plan of Merger, dated as of October 22, 2016, among AT&T Inc., Time Warner Inc. and West Merger Sub, Inc. (Exhibit 10.1 to Form 8-K dated October 24, 2016.)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013. (Exhibit 3.1 to Form 8-K dated December 13, 2013.)

3-b	Bylaws amended December 18, 2015. (Exhibit 3 to Form 8-K dated December 18, 2015.)

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

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

4-e	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee. (Exhibit 4.1 to Form 8-K dated May 15, 2013.)

4-f	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2013.)

10-a	2016 Incentive Plan (Exhibit 10-a to Form 10-Q filed for March 31, 2016.)

10-b	2011 Incentive Plan, amended September 24, 2015. (Exhibit 10-a to Form 10-Q filed for September 30, 2015.)

10-c	Supplemental Life Insurance Plan, amended September 24, 2015. (Exhibit 10-e to Form 10-Q filed for September 30, 2015.)

10-d	Supplemental Retirement Income Plan, amended December 31, 2008. (Exhibit 10-e to Form 10-K for 2013.)

10-e	2005 Supplemental Employee Retirement Plan, amended December 18, 2014. (Exhibit 10.1 to Form 8-K dated December 18, 2014.)

10-f
Senior Management Deferred Compensation Program of 1988 (effective for Units of Participation Having a Unit Start Date of January 1, 1988 or later) as amended through April 1, 2002. (Exhibit 10-g to Form 10-K for 2013.)

10-g	Salary and Incentive Award Deferral Plan, amended December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-h	Stock Savings Plan, amended December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-i	Stock Purchase and Deferral Plan, amended September 24, 2015. (Exhibit 10-d to Form 10-Q filed for September 30, 2015.)

10-j	Cash Deferral Plan, amended September 24, 2015. (Exhibit 10-c to Form 10-Q filed for September 30, 2015.)

10-k
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

10-l	Officer Disability Plan, amended January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-m	AT&T Inc. Health Plan, amended January 1, 2017. (Exhibit 10-a to Form 10-Q filed for September 30, 2016.)
10-n	Pension Benefit Makeup Plan No.1, amended December 31, 2016.

AT&T Inc.

10-o	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-p	Administrative Plan, amended September 24, 2015.

10-q	AT&T Inc. Non-Employee Director Stock and Deferral Plan, amended September 25, 2015. (Exhibit 99.1 to Form 8-K dated September 25, 2015.)

10-r	AT&T Inc. Non-Employee Director Stock Purchase Plan, dated June 27, 2008. (Exhibit 10-t to Form 10-K for 2013.)

10-s	Communications Concession Program for Directors, amended and restated February 1, 2013. (Exhibit 10-aa to Form 10-K for 2012.)

10-t	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-u	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-v
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-aa to Form 10-K for 2013.)

10-w	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

	10-w(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-x	AT&T Corp. Non-Qualified Pension Plan, amended December 31, 2008. (Exhibit 10-cc to Form 10-K for 2013.)

10-y	AT&T Corp. Excess Benefit and Compensation Plan, amended December 31, 2008. (Exhibit 10-dd to Form 10-K for 2013.)

10-z	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

10-aa	BellSouth Corporation Stock and Incentive Compensation Plan, amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

	10-aa(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

	10-aa(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-hh(ii) to Form 10-K for 2013.)

10-bb	BellSouth Corporation Supplemental Executive Retirement Plan, amended December 18, 2014. (Exhibit 10.2 to Form 8-K dated December 18, 2014.)

10-cc	BellSouth Nonqualified Deferred Income Plan, amended May 1, 2012. (Exhibit 10-fff to Form 10-K for 2012.)
10-dd	Cingular Wireless Cash Deferral Plan, dated November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

AT&T Inc.

10-ee	AT&T Mobility 2005 Cash Deferral Plan, dated January 1, 2005. (Exhibit 10-lll to Form 10-K for 2011.)

10-ff	AT&T Executive Physical Program, dated January 1, 2011.

10-gg	Equalization Agreement for John Stankey (Exhibit 10.1 to Form 8-K dated August 20, 2015.)

10-hh	Agreement between D. Wayne Watts and AT&T Inc. (Exhibit 10.2 to Form 8-K dated August 20, 2015.)

10-ii	Agreement between James Cicconi and AT&T Inc. (Exhibit 10-b to Form 10-Q filed for September 30, 2016.)

10-jj	Agreement between Ralph de la Vega and AT&T Inc. (Exhibit 10.1 to Form 8-K dated December 16, 2016.)

10-kk
$9,155,000,000 Term Loan Credit Agreement, dated January 21, 2015, among AT&T, certain lenders named therein and Mizuho Bank, Ltd., as administrative agent. (Exhibit 10.1 to Form 8-K dated January 21, 2015.)

10-ll
$12,000,000,000 Amended and Restated Credit Agreement, dated December 11, 2015, among AT&T, certain lenders named therein and Citibank, N.A., as administrative agent. (Exhibit 10 to Form 8-K dated December 15, 2015.)

10-mm
$40,000,000,000 Term Loan Credit Agreement, dated October 22, 2016, among AT&T Inc., certain lenders named therein, and JPMorgan Chase Bank, N.A., as agent. (Exhibit 10.2 to Form 8-K dated October 24, 2016.)

	10-mm (i)	$30,000,000,000 Term Loan Credit Agreement, dated October 22, 2016, amended November 15, 2016, among AT&T Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A, as agent.

	10-mm (ii)	$30,000,000,000 Term Loan Credit Agreement, dated October 22, 2016, amended February 10, 2017, among AT&T Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A, as agent.

10-nn
$10,000,000,000 Term Loan Credit Agreement, dated as of November 15, 2016, among AT&T Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.1 to Form 8-K dated November 15, 2016.)

12	Computation of Ratios of Earnings to Fixed Charges

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2016. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP

24	Powers of Attorney

AT&T Inc.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

99	Supplemental Interim Financial Information

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (c)	Deductions (d)	Balance at End of Period

Year 2016	$704	1,474	-	-	1,517	$661
Year 2015	$454	1,416	-	214	1,380	$704
Year 2014	$483	1,032	(32)	-	1,029	$454

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

Schedule II - Sheet 2

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions (b)	Deductions (c)	Balance at End of Period

Year 2016	$2,141	81	61	-	-	$2,283
Year 2015	$1,182	283	373	420	117	$2,141
Year 2014	$927	-	445	-	190	$1,182

(a)	Includes current year reclassifications from other balance sheet accounts.
(b) (c)	Acquisitions of DIRECTV and wireless properties in Mexico in 2015. Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2017.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens
John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer February 17, 2017

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Samuel A. Di Piazza, Jr.*	Beth E. Mooney*
Richard W. Fisher*	Joyce M. Roché*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	Cynthia B. Taylor*
William E. Kennard*	Laura D’Andrea Tyson*
Geoffrey Y. Yang*
* by power of attorney