Form 10-Q
period 2017-03-31
AT&T INC.
filed 2017-05-04
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                              Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
                                                                                                                                                                              Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                                                                                                                              Yes [   ]   No [X]
At April 30, 2017, there were 6,148 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2017	2016

Operating Revenues
Service	$36,456	$37,101
Equipment	2,909	3,434
Total operating revenues	39,365	40,535

Operating Expenses
Cost of services and sales
Equipment	3,848	4,375
Broadcast, programming and operations	4,974	4,629
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,065	9,396
Selling, general and administrative	8,487	8,441
Depreciation and amortization	6,127	6,563
Total operating expenses	32,501	33,404
Operating Income	6,864	7,131
Other Income (Expense)
Interest expense	(1,293)	(1,207)
Equity in net income (loss) of affiliates	(173)	13
Other income (expense) – net	(20)	70
Total other income (expense)	(1,486)	(1,124)
Income Before Income Taxes	5,378	6,007
Income tax expense	1,804	2,122
Net Income	3,574	3,885
Less: Net Income Attributable to Noncontrolling Interest	(105)	(82)
Net Income Attributable to AT&T	$3,469	$3,803
Basic Earnings Per Share Attributable to AT&T	$0.56	$0.62
Diluted Earnings Per Share Attributable to AT&T	$0.56	$0.61
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,166	6,172
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,186	6,190
Dividends Declared Per Common Share	$0.49	$0.48
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2017	2016
Net income	$3,574	$3,885
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation adjustment (includes $6 and $0 attributable to noncontrolling interest), net of taxes of $391 and $(10)	372	(44)
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $15 and $(15)	33	(26)
Reclassification adjustment included in net income, net of taxes of $3, and $(2)	5	(3)
Cash flow hedges:
Net unrealized gains, net of taxes of $7 and $67	13	124
Reclassification adjustment included in net income, net of taxes of $5 and $5	10	10
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(139) and $(131)	(228)	(215)
Other comprehensive income (loss)	205	(154)
Total comprehensive income	3,779	3,731
Less: Total comprehensive income attributable to noncontrolling interest	(111)	(82)
Total Comprehensive Income Attributable to AT&T	$3,668	$3,649
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$14,884	$5,788
Accounts receivable - net of allowances for doubtful accounts of $699 and $661	15,078	16,794
Prepaid expenses	1,418	1,555
Other current assets	14,347	14,232
Total current assets	45,727	38,369
Property, plant and equipment	319,108	319,648
Less: accumulated depreciation and amortization	(193,816)	(194,749)
Property, Plant and Equipment – Net	125,292	124,899
Goodwill	105,593	105,207
Licenses	94,617	94,176
Customer Lists and Relationships – Net	13,366	14,243
Other Intangible Assets – Net	8,295	8,441
Investments in Equity Affiliates	1,551	1,674
Other Assets	17,462	16,812
Total Assets	$411,903	$403,821

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$12,681	$9,832
Accounts payable and accrued liabilities	27,120	31,138
Advanced billing and customer deposits	4,493	4,519
Accrued taxes	3,384	2,079
Dividends payable	3,012	3,008
Total current liabilities	50,690	50,576
Long-Term Debt	120,568	113,681
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	61,100	60,128
Postemployment benefit obligation	33,404	33,578
Other noncurrent liabilities	21,160	21,748
Total deferred credits and other noncurrent liabilities	115,664	115,454

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2017 and
December 31, 2016: issued 6,495,231,088 at March 31, 2017 and December 31, 2016)	6,495	6,495
Additional paid-in capital	89,411	89,604
Retained earnings	35,175	34,734
Treasury stock (347,741,277 at March 31, 2017 and 356,237,141
at December 31, 2016, at cost)	(12,400)	(12,659)
Accumulated other comprehensive income	5,160	4,961
Noncontrolling interest	1,140	975
Total stockholders' equity	124,981	124,110
Total Liabilities and Stockholders' Equity	$411,903	$403,821
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2017	2016
Operating Activities
Net income	$3,574	$3,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,127	6,563
Undistributed loss (earnings) from investments in equity affiliates	182	(13)
Provision for uncollectible accounts	393	374
Deferred income tax expense	480	1,346
Net loss (gain) from sale of investments, net of impairments	61	(44)
Changes in operating assets and liabilities:
Accounts receivable	445	43
Other current assets	228	1,319
Accounts payable and other accrued liabilities	(1,778)	(3,990)
Equipment installment receivables and related sales	579	454
Deferred fulfillment costs	(436)	(542)
Retirement benefit funding	(140)	(140)
Other - net	(497)	(1,355)
Total adjustments	5,644	4,015
Net Cash Provided by Operating Activities	9,218	7,900

Investing Activities
Capital expenditures:
Purchase of property and equipment	(5,784)	(4,451)
Interest during construction	(231)	(218)
Acquisitions, net of cash acquired	(162)	(165)
Dispositions	6	81
Sale of securities, net	-	445
Net Cash Used in Investing Activities	(6,171)	(4,308)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(1)	-
Issuance of long-term debt	12,440	5,978
Repayment of long-term debt	(3,053)	(2,296)
Purchase of treasury stock	(177)	-
Issuance of treasury stock	21	89
Dividends paid	(3,009)	(2,947)
Other	(172)	471
Net Cash Provided by Financing Activities	6,049	1,295
Net increase in cash and cash equivalents	9,096	4,887
Cash and cash equivalents beginning of year	5,788	5,121
Cash and Cash Equivalents End of Period	$14,884	$10,008
Cash paid (received) during the three months ended March 31 for:
Interest	$1,643	$1,459
Income taxes, net of refunds	$(160)	$477
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2017
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,604
Issuance of treasury stock		4
Share-based payments		(197)
Balance at end of period		$89,411

Retained Earnings
Balance at beginning of year		$34,734
Net income attributable to AT&T ($0.56 per diluted share)		3,469
Dividends to stockholders ($0.49 per share)		(3,030)
Other		2
Balance at end of period		$35,175

Treasury Stock
Balance at beginning of year	(356)	$(12,659)
Repurchase and acquisition of common stock	(5)	(200)
Issuance of treasury stock	13	459
Balance at end of period	(348)	$(12,400)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$4,961
Other comprehensive income attributable to AT&T		199
Balance at end of period		$5,160

Noncontrolling Interest
Balance at beginning of year		$975
Net income attributable to noncontrolling interest		105
Distributions		(77)
Acquisition of noncontrolling interest		131
Translation adjustments attributable to noncontrolling interest, net of taxes		6
Balance at end of period		$1,140

Total Stockholders' Equity at beginning of year		$124,110
Total Stockholders' Equity at end of period		$124,981
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2017

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services both domestically and internationally. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results for the interim periods are not necessarily indicative of those for the full year.

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain amounts have been reclassified to conform to the current period's presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items. The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates.

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

Recently Adopted Accounting Standards
Income Taxes  As of January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2016-16, "Income Taxes (Topic 740)" (ASU 2016-16), with modified retrospective application, resulting in our recognition of an immaterial adjustment to retained earnings. Under ASU 2016-16, we recognize the income tax effects of the intercompany sales or transfers of assets other than inventory (e.g., intellectual property or property, plant and equipment) during the period of intercompany sale or transfer instead of the period of either the sale or transfer to a third party or recognition of depreciation or impairment.

New Accounting Standards
Pension and Other Postretirement Benefits  In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present service costs within our operating expenses but present amortization of prior service credits and other components of our net periodic benefit cost in "other income (expense)" in our consolidated statements of income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017. See Note 5 for our components of net periodic benefit cost.

Revenue Recognition  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASC 606), and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASC 606, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016, is shown in the table below:

	Three months ended
	March 31,
	2017	2016
Numerators
Numerator for basic earnings per share:
Net Income	$3,574	$3,885
Less: Net income attributable to noncontrolling interest	(105)	(82)
Net Income attributable to AT&T	3,469	3,803
Dilutive potential common shares:
Share-based payment	4	4
Numerator for diluted earnings per share	$3,473	$3,807
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,166	6,172
Dilutive potential common shares:
Share-based payment (in shares)	20	18
Denominator for diluted earnings per share	6,186	6,190
Basic earnings per share attributable to AT&T	$0.56	$0.62
Diluted earnings per share attributable to AT&T	$0.56	$0.61

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)		$541		$744		$5,671		$4,961
Other comprehensive income (loss) before reclassifications	366		33		13		-		412
Amounts reclassified from accumulated OCI	-	[1]	5	[1]	10	[2]	(228)	[3]	(213)
Net other comprehensive income (loss)	366		38		23		(228)		199
Balance as of March 31, 2017	$(1,629)		$579		$767		$5,443		$5,160

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	(44)		(26)		124		-		54
Amounts reclassified from accumulated OCI	-	[1]	(3)	[1]	10	[2]	(215)	[3]	(208)
Net other comprehensive income (loss)	(44)		(29)		134		(215)		(154)
Balance as of March 31, 2016	$(1,242)		$455		$150		$5,817		$5,180
[1]	(Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[2]	(Gains) losses are included in Interest expense in the consolidated statements of income. See Note 6 for additional information.
[3]	The amortization of prior service credits associated with postretirement benefits, net of amounts capitalized as part of construction labor, are included in Cost of services and sales and Selling, general and administrative in the consolidated statements of income
(see Note 5).

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

We also evaluate segment performance based on EBITDA and/or EBITDA margin, which is defined as Segment Contribution excluding equity in net income (loss) of affiliates and depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate segment operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as fixed strategic services; as well as traditional data and voice products. We utilize our wireless and wired networks to provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale wireless subscribers located in the United States or in U.S. territories. We utilize our network to provide voice and data services, including high-speed internet, video and home monitoring services over wireless devices.

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

In reconciling items to consolidated operating income and income before income taxes, Corporate and Other includes: (1) operations that are not considered reportable segments and that are no longer integral to our operations or which we no longer actively market, and (2) impacts of corporate-wide decisions for which the individual segments are not being evaluated, including interest costs and expected return on plan assets for our pension and postretirement benefit plans.

Certain operating items are not allocated to our business segments, and those include:
•	Acquisition-related items which consists of (1) items associated with the merger and integration of acquired businesses and (2) the noncash amortization of intangible assets acquired in acquisitions.
•
Certain significant items which consists of (1) noncash actuarial gains and losses from pension and other postretirement benefits, (2) employee separation charges associated with voluntary and/or strategic offers, (3) losses resulting from abandonment or impairment of assets and (4) other items for which the segments are not being evaluated.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as our satellite fleet. We manage our assets to provide for the most efficient, effective and integrated service to our customers, not by segment, and, therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$16,848	$10,176	$6,672	$2,312	$4,360	$-	$4,360
Entertainment Group	12,623	9,601	3,022	1,419	1,603	(6)	1,597
Consumer Mobility	7,740	4,528	3,212	873	2,339	-	2,339
International	1,929	1,759	170	290	(120)	20	(100)
Segment Total	39,140	26,064	13,076	4,894	8,182	$14	$8,196
Corporate and Other	225	221	4	31	(27)
Acquisition-related items	-	207	(207)	1,202	(1,409)
Certain significant items	-	(118)	118	-	118
AT&T Inc.	$39,365	$26,374	$12,991	$6,127	$6,864

For the three months ended March 31, 2016
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,609	$10,802	$6,807	$2,508	$4,299	$-	$4,299
Entertainment Group	12,658	9,578	3,080	1,488	1,592	3	1,595
Consumer Mobility	8,328	4,912	3,416	922	2,494	-	2,494
International	1,667	1,588	79	277	(198)	14	(184)
Segment Total	40,262	26,880	13,382	5,195	8,187	$17	$8,204
Corporate and Other	273	377	(104)	17	(121)
Acquisition-related items	-	295	(295)	1,351	(1,646)
Certain significant items	-	(711)	711	-	711
AT&T Inc.	$40,535	$26,841	$13,694	$6,563	$7,131

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	First Quarter
	2017	2016
Business Solutions	$4,360	$4,299
Entertainment Group	1,597	1,595
Consumer Mobility	2,339	2,494
International	(100)	(184)
Segment Contribution	8,196	8,204
Reconciling Items:
Corporate and Other	(27)	(121)
Merger and integration charges	(207)	(295)
Amortization of intangibles acquired	(1,202)	(1,351)
Employee separation costs	-	(25)
Gain on wireless spectrum transactions	118	736
Segment equity in net (income) loss of affiliates	(14)	(17)
AT&T Operating Income	6,864	7,131
Interest expense	1,293	1,207
Equity in net income (loss) of affiliates	(173)	13
Other income (expense) - net	(20)	70
Income Before Income Taxes	$5,378	$6,007

NOTE 5. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,426 at March 31, 2017. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by AT&T Mobility II LLC to the trust, in equal amounts and accounted for as contributions. We distributed $140 to the trust during the three months ended March 31, 2017. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. The following table details pension and postretirement benefit costs included in operating expenses in the accompanying consolidated statements of income. A portion of these expenses is capitalized as part of internal construction projects, providing a small reduction in the net expense recorded. Service costs and prior service credits are reported in our segment results while interest costs and expected return on plan assets are included with Corporate and Other (see Note 4).

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	Three months ended
	March 31,
	2017	2016
Pension cost:
Service cost – benefits earned during the period	$282	$278
Interest cost on projected benefit obligation	484	495
Expected return on assets	(783)	(778)
Amortization of prior service credit	(31)	(26)
Net pension (credit) cost	$(48)	$(31)

Postretirement cost:
Service cost – benefits earned during the period	$41	$48
Interest cost on accumulated postretirement benefit obligation	222	243
Expected return on assets	(80)	(89)
Amortization of prior service credit	(336)	(319)
Net postretirement (credit) cost	$(153)	$(117)

Combined net pension and postretirement (credit) cost	$(201)	$(148)

The decrease in the combined net pension and postretirement costs in the first quarter reflects higher amortization of prior service credits due to plan changes, including changes to future costs for continued retiree healthcare coverage. The reduction also reflects decreasing corporate bond rates, which contributed to lower interest costs.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2017 and 2016, net supplemental pension benefits costs not included in the table above were $22 and $23.

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
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2016.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures [1]	$132,379	$138,944	$122,381	$128,726
Bank borrowings	3	3	4	4
Investment securities	2,640	2,640	2,587	2,587
[1] Includes credit agreement borrowings.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for available-for-sale securities and derivatives as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,253	$-	$-	$1,253
International equities	639	-	-	639
Fixed income bonds	-	501	-	501
Asset Derivatives[1]
Interest rate swaps	-	62	-	62
Cross-currency swaps	-	235	-	235
Liability Derivatives[1]
Interest rate swaps	-	(20)	-	(20)
Cross-currency swaps	-	(3,635)	-	(3,635)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,215	$-	$-	$1,215
International equities	594	-	-	594
Fixed income bonds	-	508	-	508
Asset Derivatives[1]
Interest rate swaps	-	79	-	79
Cross-currency swaps	-	89	-	89
Liability Derivatives[1]
Interest rate swaps	-	(14)	-	(14)
Cross-currency swaps	-	(3,867)	-	(3,867)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $236 have maturities of less than one year, $58 within one to three years, $47 within three to five years and $160 for five or more years.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2017 and March 31, 2016, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our Euro, British pound sterling, Canadian dollar and Swiss franc denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated rate to a fixed U.S. dollar denominated interest rate.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2017 and March 31, 2016, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the three months ended March 31, 2017 and March 31, 2016, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2017, we had posted collateral of $2,846 (a deposit asset) and held no collateral. Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in March, we would have been required to post additional collateral of $123. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $246. At December 31, 2016, we had posted collateral of $3,242 (a deposit asset) and held no collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2017	2016
Interest rate swaps	$10,450	$9,650
Cross-currency swaps	29,642	29,642
Total	$40,092	$39,292

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended
	March 31,
	2017	2016
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(25)	$66
Gain (Loss) on long-term debt	25	(66)

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2017	2016
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$20	$191
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Subsequent and Pending Acquisitions
Time Warner Inc.  On October 22, 2016, we entered into and announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at December 31, 2016, the total transaction value is approximately $108,200. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. If the average stock price (as defined in the Merger Agreement) at the time of closing the Merger is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding. The cash portion of the purchase price will be financed with new debt and cash.

Time Warner is a global leader in media and entertainment whose major businesses encompass an array of some of the most respected and successful media brands. The deal combines Time Warner's vast library of content and ability to create new premium content for audiences around the world with our extensive customer relationships and distribution, one of the world's largest pay-TV subscriber bases and leading scale in TV, mobile and broadband distribution.

The Merger Agreement was approved by Time Warner shareholders on February 15, 2017 and remains subject to review by the U.S. Department of Justice. The Federal Communications Commission (FCC) has stated that it does not believe it will need to review the deal as no licenses are involved. It is also a condition to closing that necessary consents from foreign governmental entities must be obtained. The transaction is expected to close before year-end 2017. If the Merger is terminated as a result of reaching the termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied) or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances, we would be obligated to pay Time Warner $500.

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Auction 1000 On April 13, 2017, the FCC announced that we were the successful bidder for $910 of spectrum in 18 markets. We provided the FCC an initial deposit of $2,348 in July 2016 and received a refund of $1,438 in April 2017.

Other Events
FirstNet  On March 30, 2017, the First Responder Network Authority (FirstNet) announced its selection of AT&T to build and manage the first nationwide broadband network dedicated to America's first responders. FirstNet expects to provide 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the next five years to support network buildout. The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states electing to participate in FirstNet. We do not expect FirstNet to materially impact our 2017 results given the timing of the state opt-in process.

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months and, in many cases, they have the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of March 31, 2017 and December 31, 2016, gross equipment installment receivables of $4,119 and $5,665 were included on our consolidated balance sheets, of which $2,346 and $3,425 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transferred certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. Since inception, cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $3,740.

The following table sets forth a summary of equipment installment receivables sold during the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
Gross receivables sold	$2,846	$2,482
Net receivables sold [1]	2,621	2,256
Cash proceeds received	1,432	1,521
Deferred purchase price recorded	1,189	719
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

AT&T INC.
MARCH 31, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016
Fair value of repurchased receivables	$377	$532
Carrying value of deferred purchase price	339	539
Gain (loss) on repurchases [1]	$38	$(7)
[1] These gains (losses) are included in "Selling, general and administrative" in the consolidated statements of income.

At March 31, 2017 and December 31, 2016, our deferred purchase price receivable was $3,813 and $3,090, respectively, of which $2,049 and $1,606 are included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the amount of our deferred purchase price at any point in time.

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

Derecognized Installment Receivables
The following table sets forth a summary of equipment installment receivables that were sold to Purchasers and are no longer considered our assets.

2017
Outstanding derecognized receivables at January 1,	$7,232
Gross receivables sold	2,846
Collections on cash purchase price	(1,128)
Collections on deferred purchase price	(185)
Fees	(23)
Trade ins and other	(73)
Fair value of repurchased receivables	(377)
Outstanding derecognized receivables at March 31,	$8,292

AT&T INC.
MARCH 31, 2017

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

Consolidated Results  Our financial results in the first quarter of 2017 and 2016 are summarized as follows:

	First Quarter
	2017	2016	Percent Change

Operating Revenues
Service	$36,456	$37,101	(1.7)%
Equipment	2,909	3,434	(15.3)
Total Operating Revenues	39,365	40,535	(2.9)

Operating expenses
Cost of services and sales
Equipment	3,848	4,375	(12.0)
Broadcast, programming and operations	4,974	4,629	7.5
Other cost of services	9,065	9,396	(3.5)
Selling, general and administrative	8,487	8,441	0.5
Depreciation and amortization	6,127	6,563	(6.6)
Total Operating Expenses	32,501	33,404	(2.7)
Operating Income	6,864	7,131	(3.7)
Income Before Income Taxes	5,378	6,007	(10.5)
Net Income	3,574	3,885	(8.0)
Net Income Attributable to AT&T	$3,469	$3,803	(8.8)%

Overview

Operating revenues decreased $1,170, or 2.9%, in the first quarter of 2017.
Service revenues decreased $645, or 1.7%, in the first quarter of 2017. The decrease was primarily due to continued declines in legacy wireline voice and data products and lower wireless service revenues reflecting adoption of unlimited and Mobile Share plans. These were partially offset by increased revenues from video and strategic business services.

Equipment revenues decreased $525, or 15.3%, in the first quarter of 2017. The decrease was primarily due to lower wireless handset sales, driven by a low rate of customer device upgrades and strong Bring Your Own Device (BYOD) participation. Equipment revenue is becoming increasingly unpredictable as customers are choosing to upgrade devices less frequently or bring their own.

Operating expenses decreased $903, or 2.7%, in the first quarter of 2017.
Equipment expenses decreased $527, or 12.0%, in the first quarter of 2017. The decrease was driven by a decline in devices sold reflecting a change in customer buying habits.

Broadcast, programming and operations expenses increased $345, or 7.5%, in the first quarter of 2017, reflecting annual content cost increases.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Other cost of services expenses decreased $331, or 3.5%, in the first quarter of 2017. The decrease reflects our continued cost structure management and utilizing automation and digitalization where appropriate. Federal Universal Service Fund (USF) rates and fees were also lower when compared to the prior year. These expense declines were partially offset by higher handset insurance costs.

Selling, general and administrative expenses increased $46, or 0.5%, in the first quarter of 2017. Expenses include an increase of approximately $618 resulting from lower gains on wireless spectrum transactions in the first quarter of 2017 than in the comparable period of 2016. Offsetting this increase were lower advertising costs, decreased expenses for merger and integration-related activities and reductions from our disciplined cost management.

Depreciation and amortization expense decreased $436, or 6.6%, in the first quarter of 2017. Depreciation expense decreased $288, or 5.5%, in the first quarter. The decrease was primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage values of certain assets associated with our transition to an IP-based network, which accounted for $327 of the decrease. This decrease was partially offset by increases resulting from ongoing capital spending for upgrades and expansion.

Amortization expense decreased $148, or 11.0%, in the first quarter of 2017 due to lower amortization of intangibles for the customer lists associated with acquisitions.

Operating income decreased $267, or 3.7%, for the first quarter of 2017. Our operating income margin in the first quarter decreased from 17.6% in 2016 to 17.4% in 2017.

Interest expense increased $86, or 7.1%, in the first quarter of 2017. The increases were primarily due to higher average rates and debt balances when compared to the prior year.

Equity in net income of affiliates decreased $186 in the first quarter of 2017, predominantly from losses from our legacy publishing business, partially offset by income from our investments in video-related businesses.

Other income (expense) – net We had other expense of $20 in the first quarter of 2017 and other income of $70 in the first quarter of 2016. Results in the first quarter of 2017 included net losses on the sale of non-strategic assets and investments of $61 and interest and dividend income of $30.

Other income (expense) in the first quarter of 2016 included net gains on the sale of non-strategic assets and investments of $44 and interest and dividend income of $29.

Income taxes decreased $318, or 15.0%, in the first quarter of 2017. Our effective tax rate was 33.5% for the first quarter of 2017, as compared to 35.3% for the first quarter of 2016. The decrease in income tax expense and our effective tax rate for the first quarter of 2017 was primarily due to lower income before income taxes in 2017 and the recognition of tax benefits related to the restructuring of a portion of our wireless business.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Selected Financial and Operating Data
	March 31,
Subscribers and connections in (000s)	2017	2016
Domestic wireless subscribers	134,218	130,445
Mexican wireless subscribers	12,606	9,213
North American wireless subscribers	146,824	139,658

North American branded subscribers	103,532	98,158
North American branded net additions	738	1,195

Domestic satellite video subscribers	21,012	20,112
AT&T U-verse® (U-verse) video subscribers	4,048	5,260
Latin America satellite video subscribers [1]	13,678	12,436
Total video subscribers	38,738	37,808

Total domestic broadband connections	15,695	15,764

Network access lines in service	13,363	15,975
U-verse VoIP connections	5,858	5,484

Debt ratio [2]	51.6%	51.2%
Net debt ratio [3]	45.8%	47.3%
Ratio of earnings to fixed charges [4]	3.80	4.22
Number of AT&T employees	264,530	280,870
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At December 31, 2016, SKY Mexico had 8.0 million subscribers.
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
4 See Exhibit 12.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Business Solutions, (2) Entertainment Group, (3) Consumer Mobility and (4) International.

We also evaluate segment performance based on EBITDA and/or EBITDA margin, which is defined as Segment Contribution, excluding equity in net income (loss) of affiliates and depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products and broadband, collectively referred to as fixed strategic services; as well as traditional data and voice products. We utilize our wireless and wired networks to provide a complete integrated communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our copper and IP-based wired network and/or our satellite technology.

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale wireless subscribers located in the United States or in U.S. territories. We utilize our networks to provide voice and data services, including high-speed internet, video and home monitoring services over wireless devices.

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

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. We manage our assets to provide for the most efficient, effective and integrated service to our customers, not by segment, and therefore asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment.

Business Solutions
Segment Results
	First Quarter
	2017	2016	Percent Change

Segment operating revenues
Wireless service	$7,929	$7,855	0.9%
Fixed strategic services	2,974	2,751	8.1
Legacy voice and data services	3,630	4,373	(17.0)
Other service and equipment	817	859	(4.9)
Wireless equipment	1,498	1,771	(15.4)
Total Segment Operating Revenues	16,848	17,609	(4.3)

Segment operating expenses
Operations and support	10,176	10,802	(5.8)
Depreciation and amortization	2,312	2,508	(7.8)
Total Segment Operating Expenses	12,488	13,310	(6.2)
Segment Operating Income	4,360	4,299	1.4
Equity in Net Income of Affiliates	-	-	-
Segment Contribution	$4,360	$4,299	1.4%

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Business Solutions segment:

	March 31,
(in 000s)	2017	2016	Percent Change
Business Wireless Subscribers
Postpaid/Branded	50,839	48,844	4.1%
Reseller	76	64	18.8
Connected devices [1]	31,439	26,863	17.0
Total Business Wireless Subscribers	82,354	75,771	8.7

Business IP Broadband Connections	980	928	5.6%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

	First Quarter
	2017	2016
(in 000s)			Percent Change

Business Wireless Net Additions [1,4]
Postpaid/Branded	(125)	133	-%
Reseller	6	(22)	-
Connected devices [2]	2,553	1,578	61.8
Business Wireless Net Subscriber Additions	2,434	1,689	44.1

Business Wireless Postpaid Churn [1,3,4]	1.07%	1.02%	5 BP

Business IP Broadband Net Additions	4	17	(76.5)%
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

[4] 2017 excludes the impact of the 2G shutdown, which was reflected in beginning of period subscribers.

Operating Revenues decreased $761, or 4.3%, in the first quarter of 2017. Revenue declines reflect technological shifts away from legacy products, as well as decreasing wireless equipment revenues resulting from changes in customer buying habits. Our second-quarter 2016 sale of certain hosting operations also negatively impacted revenue comparability. These decreases were partially offset by continued growth in wireless services and fixed strategic services, which represent 40% of non-wireless revenues.

Wireless service revenues increased $74, or 0.9%, in the first quarter of 2017. The revenue increase is primarily due to the migration of customers from our Consumer Mobility segment.

At March 31, 2017, we served 82.4 million subscribers, an increase of 8.7% from the prior year. Postpaid subscribers increased 4.1% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 17.0% from the prior year reflecting growth in our connected car business and other data centric devices that utilize the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT).

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the first quarter, business wireless postpaid churn increased to 1.07% in 2017 from 1.02% in 2016.

Fixed strategic services revenues increased $223, or 8.1%, in the first quarter of 2017. Our revenues increased in the first quarter of 2017 primarily due to: Ethernet of $73; Dedicated Internet services of $59; IP Broadband, Voice, and Video of $44; and VoIP of $43.

Legacy wired voice and data service revenues decreased $743, or 17.0%, in the first quarter of 2017. Legacy voice billings in the first quarter of 2017 decreased $402 and traditional data billings decreased $341. The decreases were primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors, and the sale of certain hosting operations in 2016.

Wireless equipment revenues decreased $273, or 15.4%, in the first quarter of 2017. The decrease in the first quarter was primarily due to decreases in handset upgrades.

Operations and support expenses decreased $626, or 5.8%, in the first quarter of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses in the first quarter were primarily due to lower wireless equipment sales and upgrade transactions, which decreased equipment costs $248, and efforts to automate and digitize our support activities, which improved results approximately $170. Expense reductions also reflect lower USF rates, contributing to a $77 reduction in USF fees, and fewer traffic compensation and wireless interconnect costs, resulting in a $51 decline in access and interconnect costs.

Depreciation expense decreased $196, or 7.8%, in the first quarter of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain network assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased $61, or 1.4%, in the first quarter of 2017. Our Business Solutions segment operating income margin in the first quarter increased from 24.4% in 2016 to 25.9% in 2017. Our Business Solutions EBITDA margin in the first quarter increased from 38.7% in 2016 to 39.6% in 2017.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Segment Results
	First Quarter
	2017	2016	Percent Change

Segment operating revenues
Video entertainment	$9,020	$8,904	1.3%
High-speed internet	1,941	1,803	7.7
Legacy voice and data services	1,056	1,313	(19.6)
Other service and equipment	606	638	(5.0)
Total Segment Operating Revenues	12,623	12,658	(0.3)

Segment operating expenses
Operations and support	9,601	9,578	0.2
Depreciation and amortization	1,419	1,488	(4.6)
Total Segment Operating Expenses	11,020	11,066	(0.4)
Segment Operating Income	1,603	1,592	0.7
Equity in Net Income (Loss) of Affiliates	(6)	3	-
Segment Contribution	$1,597	$1,595	0.1%

The following tables highlight other key measures of performance for the Entertainment Group segment:

	March 31,
(in 000s)	2017	2016	Percent Change
Linear Video Connections
Satellite	21,012	20,112	4.5%
U-verse	4,020	5,232	(23.2)
Total Linear Video Connections	25,032	25,344	(1.2)

Broadband Connections
IP	13,130	12,542	4.7
DSL	1,164	1,749	(33.4)
Total Broadband Connections	14,294	14,291	-

Retail Consumer Switched Access Lines	5,533	6,888	(19.7)
U-verse Consumer VoIP Connections	5,470	5,225	4.7
Total Retail Consumer Voice Connections	11,003	12,113	(9.2)%

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	First Quarter
	2017	2016	Percent Change
(in 000s)
Linear Video Net Additions [1]
Satellite	-	328	-%
U-verse	(233)	(382)	39.0
Linear Net Video Additions	(233)	(54)	-

Broadband Net Additions
IP	242	186	30.1
DSL	(127)	(181)	29.8
Net Broadband Additions	115	5	-%
[1] Includes disconnections for customers that migrated to DIRECTV NOW.

Operating revenues decreased $35, or 0.3%, in the first quarter of 2017, largely due to lower revenues from legacy voice and data products, substantially offset by growth in revenues from consumer IP broadband and satellite video services.

As consumers continue to demand more mobile access to video, we provide streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. In November 2016, we launched DIRECTV NOW, our newest video streaming option that does not require either satellite or U-verse service (commonly called over-the-top video service).

Video entertainment revenues increased $116, or 1.3%, in the first quarter of 2017, primarily due to a 1.8% increase in average revenue per linear video connection. Our continued focus on satellite service and the lower marginal content costs associated with those subscribers contributed to increased video revenue. However, this strategy contributed to lower U-verse video revenue and connections. More than 80% of our linear video subscribers are on the DIRECTV platform. Our decline in linear video connections for the first quarter of 2017 reflects, in part, the migration of satellite customers to DIRECTV NOW. Churn rose for subscribers with linear video only service, partially reflecting annual content cost increases.

High-speed internet revenues increased $138, or 7.7%, in the first quarter of 2017. When compared to 2016, IP broadband subscribers increased 4.7%, to 13.1 million subscribers at March 31, 2017, reflecting higher IP broadband net additions. Also contributing to higher revenues was a 3.3% increase in average revenue per IP broadband connection.

To compete more effectively against other broadband providers, we continued to deploy our all-fiber, high-speed wireline network, which has improved customer retention rates in those areas.

Legacy voice and data service revenues decreased $257, or 19.6%, in the first quarter of 2017. For the quarter ended March 31, 2017, legacy voice and data services represented approximately 8% of our total Entertainment Group revenue compared to 10% at March 31, 2016, and reflect decreases of $174 in local voice and long-distance, and $83 in traditional data billings. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors. At March 31, 2017, approximately 8% of our broadband connections were DSL compared to 12% at March 31, 2016.

Operations and support expenses increased $23, or 0.2%, in the first quarter of 2017. Operations and support expenses consist of costs associated with providing video content, and expenses incurred to provide our products and services, which include costs of operating and maintaining our networks, as well as personnel charges for compensation and benefits.

Increased operations and support expenses were primarily due to annual content cost increases and the impact of storms and flooding on the West Coast in 2017. Partially offsetting these increases was the impact of our ongoing focus on cost efficiencies and merger synergies, lower employee-related expenses resulting from workforce reductions and lower advertising costs.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Depreciation expense decreased $69, or 4.6%, in the first quarter of 2017. The decrease was primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated assets. These decreases were offset by ongoing capital spending for network upgrades and expansion.

Operating income increased $11, or 0.7%, in the first quarter of 2017. Our Entertainment Group segment operating income margin in the first quarter increased from 12.6% in 2016 to 12.7% in 2017. Our Entertainment Group segment EBITDA margin in the first quarter decreased from 24.3% in 2016 to 23.9% in 2017.

Consumer Mobility
Segment Results
	First Quarter
	2017	2016	Percent Change

Segment operating revenues
Service	$6,609	$6,943	(4.8)%
Equipment	1,131	1,385	(18.3)
Total Segment Operating Revenues	7,740	8,328	(7.1)

Segment operating expenses
Operations and support	4,528	4,912	(7.8)
Depreciation and amortization	873	922	(5.3)
Total Segment Operating Expenses	5,401	5,834	(7.4)
Segment Operating Income	2,339	2,494	(6.2)
Equity in Net Income of Affiliates	-	-	-
Segment Contribution	$2,339	$2,494	(6.2)%

The following tables highlight other key measures of performance for the Consumer Mobility segment:

	March 31,
(in 000s)	2017	2016	Percent Change
Consumer Mobility Subscribers
Postpaid	26,510	28,294	(6.3)%
Prepaid	13,844	12,171	13.7
Branded	40,354	40,465	(0.3)
Reseller	10,549	13,313	(20.8)
Connected devices [1]	961	896	7.3
Total Consumer Mobility Subscribers	51,864	54,674	(5.1)%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	First Quarter
	2017	2016	Percent Change
(in 000s)
Consumer Mobility Net Additions [1,4]
Postpaid	(66)	(4)	-%
Prepaid	282	500	(43.6)
Branded Net Additions	216	496	(56.5)
Reseller	(588)	(378)	(55.6)
Connected devices [2]	19	(26)	-
Consumer Mobility Net Subscriber Additions	(353)	92	-%

Total Churn [1,3,4]	2.42%	2.11%	31 BP
Postpaid Churn [1,3,4]	1.22%	1.24%	(2) BP
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[3] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

[4] 2017 excludes the impact of the 2G shutdown and a true-up to the reseller subscriber base, which were reflected in beginning of period subscribers.

Operating Revenues decreased $588, or 7.1%, in the first quarter of 2017. Decreased revenues reflect declines in postpaid service revenues due to customers migrating to our Business Solutions segment and choosing unlimited and Mobile Share plans, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

Service revenue decreased $334, or 4.8%, in the first quarter of 2017. The decrease was largely due to the migration of subscribers to Business Solutions and postpaid customers continuing to shift to discounted monthly service charges under our unlimited and Mobile Share plans. Revenues from postpaid customers declined $507, or 9.9%, in the first quarter of 2017. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 5.4%. The decreases were partially offset by higher prepaid service revenues of $239, or 18.4%, primarily from growth in Cricket subscribers.

Equipment revenue decreased $254, or 18.3%, in the first quarter of 2017. The decrease in equipment revenues resulted from lower handset sales and upgrades. As previously discussed, equipment revenue is becoming increasingly unpredictable as customers are choosing to upgrade devices less frequently or bring their own.

Operations and support expenses decreased $384, or 7.8%, in the first quarter of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses were primarily due to lower volumes of wireless equipment sales and upgrades, which decreased equipment costs $257. Also contributing to the declines were increased operational efficiencies and lower marketing and advertising costs resulting from the timing of scheduled ad campaigns and integrated advertising.

Depreciation expense decreased $49, or 5.3%, in the first quarter of 2017. The decrease was primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $155, or 6.2%, in the first quarter of 2017. Our Consumer Mobility segment operating income margin in the first quarter increased from 29.9% in 2016 to 30.2% in 2017. Our Consumer Mobility EBITDA margin in the first quarter increased from 41.0% in 2016 to 41.5% in 2017.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

International
Segment Results
	First Quarter
	2017	2016	Percent Change
Segment operating revenues
Video entertainment	$1,341	$1,130	18.7%
Wireless service	475	455	4.4
Wireless equipment	113	82	37.8
Total Segment Operating Revenues	1,929	1,667	15.7

Segment operating expenses
Operations and support	1,759	1,588	10.8
Depreciation and amortization	290	277	4.7
Total Segment Operating Expenses	2,049	1,865	9.9
Segment Operating Income (Loss)	(120)	(198)	39.4
Equity in Net Income (Loss) of Affiliates	20	14	42.9
Segment Contribution	$(100)	$(184)	45.7%

The following tables highlight other key measures of performance for the International segment:

(in 000s)	First Quarter
	2017	2016	Percent Change
Mexican Wireless Subscribers
Postpaid	5,095	4,404	15.7%
Prepaid	7,244	4,445	63.0
Branded	12,339	8,849	39.4
Reseller	267	364	(26.6)
Total Mexican Wireless Subscribers	12,606	9,213	36.8

Latin America Satellite Subscribers
PanAmericana	8,090	7,094	14.0
SKY Brazil [1]	5,588	5,342	4.6
Total Latin America Satellite Subscribers	13,678	12,436	10.0%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at December 31, 2016 and 7.7 million subscribers at March 31, 2016.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	First Quarter
(in 000s)	2017	2016	Percent Change
Mexican Wireless Net Additions
Postpaid	130	116	12.1%
Prepaid	517	450	14.9
Branded Net Additions	647	566	14.3
Reseller	(14)	(37)	62.2
Mexican Wireless Net Subscriber Additions	633	529	19.7

Latin America Satellite Net Additions [1]
PanAmericana	52	28	85.7
SKY Brazil	39	(101)	-
Latin America Satellite Net Subscriber Additions [2]	91	(73)	-%
1 In 2017, we updated the methodology used to account for prepaid video connections. The impact of this change is excluded.
2 SKY Mexico had net subscriber additions of 100,000 for the quarter ended December 31, 2016, and 398,000 for the quarter ended March 31, 2016.

Operating Results
Our International segment consists of the Latin American operations acquired with DIRECTV as well as our Mexican wireless operations. Video entertainment services are provided to primarily residential customers using satellite technology. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

Operating revenues increased $262, or 15.7%, in the first quarter of 2017. The increase in the first quarter includes $211, or 18.7%, from video services in Latin America driven by price increases and favorable foreign currency exchange rates. Mexico wireless revenues increased $51, or 9.5%, in the first quarter of 2017, primarily due to an increase in our subscriber base and higher equipment sales offset by lower ARPU (average revenue per average wireless subscriber) and foreign currency pressure.

Operations and support expenses increased $171, or 10.8%, in the first quarter of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits. The increase in expenses is primarily due to higher programming and other operating costs in Latin America, and favorable foreign currency exchange rates.

Depreciation expense increased $13, or 4.7%, in the first quarter of 2017. The increase was primarily due to updating the estimated asset lives for video equipment in Latin America.

Operating income increased $78, or 39.4%, in the first quarter of 2017. Our International segment operating income margin in the first quarter increased from (11.9)% in 2016 to (6.2)% in 2017. Our International EBITDA margin in the first quarter increased from 4.7% in 2016 to 8.8% in 2017.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Supplemental Operating Information
As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined domestic wireless operations (AT&T Mobility). See "Discussion and Reconciliation of Non-GAAP Measure" for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.

AT&T Mobility Results
	First Quarter
	2017	2016	Percent Change

Operating revenues
Service	$14,538	$14,798	(1.8)%
Equipment	2,629	3,156	(16.7)
Total Operating Revenues	17,167	17,954	(4.4)

Operating expenses
Operations and support	9,998	10,624	(5.9)
EBITDA	7,169	7,330	(2.2)
Depreciation and amortization	1,997	2,056	(2.9)
Total Operating Expenses	11,995	12,680	(5.4)
Operating Income	$5,172	$5,274	(1.9)%

The following tables highlight other key measures of performance for AT&T Mobility:

	First Quarter		Percent Change
(in 000s)	2017	2016
Wireless Subscribers [1]
Postpaid smartphones	59,025	58,258	1.3%
Postpaid feature phones and data-centric devices	18,324	18,880	(2.9)
Postpaid	77,349	77,138	0.3
Prepaid	13,844	12,171	13.7
Branded	91,193	89,309	2.1
Reseller	10,625	13,378	(20.6)
Connected devices [2]	32,400	27,758	16.7
Total Wireless Subscribers	134,218	130,445	2.9

Branded Smartphones	71,274	68,271	4.4
Smartphones under our installment programs at end of period	31,583	28,548	10.6%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	First Quarter
	2017	2016	Percent Change
(in 000s)
Wireless Net Additions [1,4]
Postpaid	(191)	129	-%
Prepaid	282	500	(43.6)
Branded Net Additions	91	629	(85.5)
Reseller	(582)	(400)	(45.5)
Connected devices [2]	2,572	1,552	65.7
Wireless Net Subscriber Additions	2,081	1,781	16.8

Smartphones sold under our installment programs during period	3,501	4,135	(15.3)%

Total Churn [3,4]	1.46%	1.42%	4 BP
Branded Churn [3,4]	1.71%	1.63%	8 BP
Postpaid Churn [3,4]	1.12%	1.10%	2 BP
Postpaid Phone Only Churn [3,4]	0.90%	0.96%	(6) BP
[1] Excludes acquisition-related additions during the period.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.
[3] Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

[4] 2017 excludes the impact of the 2G shutdown and a true-up to the reseller subscriber base, which were reflected in beginning of period subscribers.

Operating income decreased $102, or 1.9%, in the first quarter of 2017. The first-quarter operating income margin of AT&T Mobility increased from 29.4% in 2016 to 30.1% in 2017. AT&T Mobility's first-quarter EBITDA margin increased from 40.8% in 2016 to 41.8% in 2017. AT&T Mobility's first-quarter EBITDA service margin decreased from 49.5% in 2016 to 49.3% in 2017 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues.)

Subscriber Relationships
As the wireless industry continues to mature, future wireless growth will become increasingly dependent on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including unlimited and Mobile Share, as well as equipment installment programs. Beginning in the first quarter of 2017, we expanded our unlimited wireless data plans to make them available to customers that do not subscribe to our video services.

ARPU
Postpaid phone-only ARPU was $58.09 and postpaid phone-only ARPU plus equipment installment billings was $68.81 for the first quarter of 2017, compared to $59.53 and $69.54 in 2016.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn and postpaid churn were higher for the first quarter of 2017, reflecting higher tablets churn. Postpaid phone only churn was lower in the first quarter of 2017 despite competitive pressure in the industry.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Branded Subscribers
Branded subscribers decreased 0.1% in the first quarter of 2017 when compared to December 31, 2016 and increased 2.1% when compared to March 31, 2016. The sequential decrease reflects a 0.6% decline in postpaid subscribers partially offset by a 2.3% increase in prepaid subscribers. The year-over-year increase includes increases of 0.3% and 13.7% in postpaid and prepaid subscribers, respectively.

At March 31, 2017, 91% of our postpaid phone subscriber base used smartphones, compared to 88% at March 31, 2016. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Device connections on our Mobile Share and unlimited wireless data plans now represent 85% of our postpaid customer base, compared to 81% at March 31, 2016. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

Our equipment installment purchase programs, including AT&T Next, allow for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, AT&T Next subscribers also have the right to trade in the original device for a new device with a new installment plan and have the remaining unpaid balance satisfied. For installment programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers choosing equipment installment programs pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. At March 31, 2017, about 54% of the postpaid smartphone base is on an equipment installment program compared to 49% at March 31, 2016. Of the postpaid smartphone gross adds and upgrades during the first quarter of 2017, 92% were either equipment installment plans or BYOD, compared to 91% in 2016. While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 2.6% during the first quarter when compared to December 31, 2016 and 16.7% when compared to March 31, 2016. During the first quarter of 2017, we added approximately 1.6 million "connected" cars through agreements with various carmakers, and experienced strong growth in other IoT connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Time Warner Inc. Acquisition  In October 2016, we announced an agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. The cash portion of the purchase price will be financed with new debt and cash. The transaction remains subject to review by the U.S. Department of Justice, but is expected to close before year-end 2017. See Note 7 for additional details of the transaction and "Liquidity" for a discussion of our financing arrangements.

Straight Path Communications Acquisition  As announced on April 10, 2017, we offered to acquire Straight Path Communications, Inc. (Straight Path), which holds a nationwide portfolio of millimeter wave spectrum, including 39 GHz and 28 GHz licenses. Subsequent to our agreement, Straight Path received a proposal from an unsolicited bidder. The process is ongoing at the time of this filing.

FirstNet  On March 30, 2017, the First Responder Network Authority (FirstNet) announced its selection of AT&T to build and manage the first nationwide broadband network dedicated to America's first responders. FirstNet expects to provide 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the next five years to support network buildout. We expect to spend about $40,000 over the life of the 25-year contract to build, deploy, operate and maintain the network. The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states electing to participate in FirstNet. We do not expect FirstNet to materially impact our 2017 results given the timing of the state opt-in process.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Litigation Challenging DIRECTV's NFL SUNDAY TICKET  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. In June 2016, the plaintiffs filed a consolidated amended complaint. We vigorously dispute the allegations the complaints have asserted. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. The court held a hearing on both motions on February 13, 2017. The court has not yet ruled.

SportsNet LA Litigation  On November 2, 2016, the U.S. Department of Justice filed a civil antitrust complaint in federal court (Central District of California) against DIRECTV Group Holdings, LLC and AT&T Inc., as successor in interest to DIRECTV, alleging that DIRECTV, in 2014, unlawfully exchanged strategic information with certain competitors in connection with negotiations with SportsNet LA about carrying the Los Angeles Dodgers games. The complaint alleges that DIRECTV's conduct violated Section 1 of the Sherman Act. The complaint seeks a declaration that DIRECTV's conduct unlawfully restrained trade and seeks an injunction (1) barring DIRECTV and AT&T from engaging in unlawful information sharing in connection with future negotiations for video programming distribution, (2) requiring DIRECTV and AT&T to monitor relevant communications between their executives and competitors and to periodically report to the Department of Justice, and (3) requiring DIRECTV and AT&T to implement training and compliance programs. The complaint asks that the government be awarded its litigation costs. We vigorously dispute these allegations. On March 23, 2017, the parties advised the court that they have finalized a settlement to resolve the case.

Federal Trade Commission Litigation Involving DIRECTV In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers' Confidence Act. The FTC's allegations concern DIRECTV's advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We vigorously dispute these allegations. On April 4, 2017, we reported to the court that we had reached a written settlement with the FTC Bureau of Consumer Protection. Commission approval is still required. The court scheduled trial to begin on August 14, 2017, if Commission approval has not been secured by that date.

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and on August 29, 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC has asked the Court of Appeals to reconsider the decision but the Court has not ruled on that request. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

In June 2015, the FCC issued a Notice of Apparent Liability and Order (NAL) to AT&T Mobility, LLC concerning our MBR policy that applies to Unlimited Data Plan customers described above. The NAL alleges that we violated the FCC's Open Internet Transparency Rule by using the term "unlimited" in connection with the offerings subject to the MBR policy and by failing adequately to disclose the speed reductions that apply once a customer reaches a specified data threshold. The NAL proposes a forfeiture penalty of $100, and further proposes to order us to correct any misleading and inaccurate statements about our unlimited plans, inform customers of the alleged violation, revise our disclosures to address the alleged violation and inform these customers that they may cancel their plans without penalty after reviewing the revised disclosures. In July 2015, we filed our response to the NAL. We believe that the NAL is unlawful and should be withdrawn, because we have fully complied with the Open Internet Transparency Rule and the FCC has no authority to impose the proposed remedies. The matter is currently pending before the FCC.

Labor Contracts As of March 31, 2017, we employed approximately 265,000 persons. Approximately 48% of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

A summary of labor contract negotiations, by region or employee group, is as follows:
•	Approximately 20,000 traditional wireline employees in the Southwest ratified a new contract in April 2017. The new contract will expire in April 2021.
•
Approximately 5,000 traditional wireline employees primarily in the Midwest are covered by a contract that expires in June 2017. In April, we reached a tentative agreement on a new five-year contract that is subject to ratification.

•	Approximately 20,000 mobility employees across the country are covered by contracts that expired in early 2017. We continue to negotiate with labor representatives.
•	Approximately 15,000 traditional wireline employees in our West region are covered by contracts that expired in April 2016. We continue to negotiate with labor representatives.
•
Approximately 11,000 former DIRECTV employees were eligible for and chose union representation. Bargaining has resulted in approximately 80% of these employees now being covered under ratified contracts that expire between 2017 and 2021.

AT&T INC.
MARCH 31, 2017

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. However, based on their public statements and written opinions, we expect the new leadership at the FCC to chart a more predictable and balanced regulatory course that will encourage long-term investment and benefit consumers. In addition, we are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

In March 2017, the FCC circulated a draft order proposing to significantly reduce regulation of the bulk data connections that telecom companies provide to businesses otherwise known as special access services or business data services. That order, which was adopted on April 20, 2017, maintains light touch pricing regulation of packet-based services, largely eliminates pricing regulation of high-speed TDM transport services, and establishes a competitive market test for granting pricing flexibility for other TDM services. For those services that do not meet the competitive test, the order allows companies to offer volume and term discounts, as well as contract tariffs. The order establishes a period of permissive detariffing with a date certain for mandatory detariffing in all areas that meet the competitive market test.

In January 2017, the FCC removed from its list of active proceedings proposed rules on cable set-top boxes.

In October 2016, a sharply divided FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called "edge" providers such as Google and Facebook. On April 3, 2017, the President signed a resolution passed by Congress repealing the new rules under the Congressional Review Act, which prohibits the issuance of a new rule that is substantially the same as a rule repealed under its provisions, or the reissuance of the repealed rule, unless the new or reissued rule is specifically authorized by a subsequent act of Congress.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to comprehensive regulation under the Telecom Act. The FCC's decision significantly expanded its existing authority to regulate the provision of fixed and mobile broadband internet access services. On April 26, 2017, the FCC announced that, in May 2017, it will initiate a proceeding to reverse its 2015 decision to classify broadband internet access services as telecommunications services. On a separate track, AT&T and other providers of broadband internet access services challenged the FCC's decision before the U.S. Court of Appeals for the D.C. Circuit. In June 2016, a panel of the Court of Appeals upheld the FCC's rules by a 2-1 vote. In July 2016, AT&T and several of the other parties that challenged the rules filed petitions with the Court of Appeals asking that the case be reheard either by the panel or by the full Court of Appeals. On May 1, 2017, those rehearing petitions were rejected by the D.C. Circuit. Parties now have 90 days from issuance of that decision to determine whether to seek review by the U.S. Supreme Court. The outcome of the April 26, 2017 FCC proceedings could influence the court rulings.

We provide satellite video service through our subsidiary DIRECTV, whose satellites are licensed by the FCC. The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of DIRECTV. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide IP-based service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer a competitive video product. We also are supporting efforts to update and improve regulatory treatment for our services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

We provide wireless services in robustly competitive markets, but are subject to substantial governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers' prices and offerings are generally not subject to state regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the area of consumer protection.

The FCC has recognized that the explosive growth of bandwidth-intensive wireless data services requires the U.S. government to make more spectrum available. The FCC finished its most recent auction in April 2017 of certain spectrum that is currently used by broadcast television licensees (the "600 MHz Auction").

On March 30, 2017, FirstNet announced that it awarded AT&T the contract for constructing and operating the nationwide public safety broadband network. The actual reach of the network will depend on participation by the individual states.

In May 2014, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case-by-case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation "screen" that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of "low band" spectrum that exceeds one-third of the available low band spectrum as presumptively harmful to competition. The spectrum screen (including the low band screen) recently increased by 23 MHz. On balance, the order and the spectrum screen should allow AT&T to obtain additional spectrum to meet our customers' needs.

As the wireless industry continues to mature, future wireless growth will become increasingly dependent on our ability to offer innovative video and data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs. To that end, we have:
•	Submitted winning bids for 251 AWS spectrum licenses for a near-nationwide contiguous block of high-quality AWS spectrum in the AWS-3 Auction.
•	Redeployed spectrum previously used for basic 2G services to support more advanced mobile internet services on our 3G and 4G networks.
•	Secured the FirstNet contract, which provides us with access to a nationwide low band 20 MHz of spectrum, assuming all states opt in.
•
Invested in 5G and millimeter-wave technologies with our in-process acquisition of Fiber Tower Corporation, which holds significant amounts of spectrum in the millimeter wave bands (28 GHz and 39 GHz) that the FCC recently reallocated for mobile broadband services. These bands will help to accelerate our entry into 5G services.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURE

We believe the following measure is relevant and useful information to investors as it is used by management as a method of comparing performance with that of many of our competitors. This supplemental measure should be considered in addition to, but not as a substitute of, our consolidated and segment financial information.

Supplemental Operational Measure
We provide a supplemental discussion of our domestic wireless operations that is calculated by combining our Consumer Mobility and Business Solutions segments, and then adjusting to remove non-wireless operations. The following table presents a reconciliation of our supplemental AT&T Mobility results.

Supplemental Operational Measure
	Three Months Ended
	March 31, 2017				March 31, 2016
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$6,609	$7,929	$-	$14,538	$6,943	$7,855	$-	$14,798
Fixed strategic services	-	2,974	(2,974)	-	-	2,751	(2,751)	-
Legacy voice and data services	-	3,630	(3,630)	-	-	4,373	(4,373)	-
Other service and equipment	-	817	(817)	-	-	859	(859)	-
Wireless equipment	1,131	1,498	-	2,629	1,385	1,771	-	3,156
Total Operating Revenues	7,740	16,848	(7,421)	17,167	8,328	17,609	(7,983)	17,954

Operating Expenses
Operations and support	4,528	10,176	(4,706)	9,998	4,912	10,802	(5,090)	10,624
EBITDA	3,212	6,672	(2,715)	7,169	3,416	6,807	(2,893)	7,330
Depreciation and amortization	873	2,312	(1,188)	1,997	922	2,508	(1,374)	2,056
Total Operating Expenses	5,401	12,488	(5,894)	11,995	5,834	13,310	(6,464)	12,680
Operating Income	$2,339	$4,360	$(1,527)	$5,172	$2,494	$4,299	$(1,519)	$5,274
[1] Non-wireless (fixed) operations reported in Business Solutions segment.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $14,884 in cash and cash equivalents available at March 31, 2017. Cash and cash equivalents included cash of $3,307 and money market funds and other cash equivalents of $11,577. Approximately $1,303 of our cash and cash equivalents resided in foreign jurisdictions, some of which are subject to restrictions on repatriation.

Cash and cash equivalents increased $9,096 since December 31, 2016. In the first three months of 2017, cash inflows were primarily provided by the issuance of long-term debt, and cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, debt repayments, dividends to stockholders, and the acquisition of wireless spectrum and other operations. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first three months of 2017, cash provided by operating activities was $9,218, compared to $7,900 for the first three months of 2016. Higher operating cash flows in 2017 were primarily due to lower tax payments and working capital improvements.

Cash Used in or Provided by Investing Activities
For the first three months of 2017, cash used in investing activities totaled $6,171 and consisted primarily of $5,784 for capital expenditures, excluding interest during construction, and $162 for the acquisition of business operations and wireless spectrum.

The majority of our capital expenditures are spent on our networks, our video services and related support systems. Capital expenditures, excluding interest during construction, increased $1,333 in the first three months. The increase was primarily due to our continued fiber buildout and timing of build schedules in 2017 compared with 2016. Additionally, in connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing). For the first three months of 2017, vendor financing related to capital investments was $107. We do not report capital expenditures at the segment level.

We continue to expect our 2017 capital expenditures to be in the $22,000 range, and we expect our capital expenditures to be in the 15% range of service revenues or lower for each of the years 2017 through 2019. The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. Our capital spending also takes into account existing tax law and does not reflect anticipated tax reform. We are also focused on ensuring DIRECTV merger commitments are met.

Cash Provided by or Used in Financing Activities
For the first three months of 2017, cash provided by financing activities totaled $6,049 and included net proceeds of $12,440 primarily from the following long-term debt issuances:
•	February issuance of $1,250 of 3.200% global notes due 2022.
•	February issuance of $750 of 3.800% global notes due 2024.
•	February issuance of $2,000 of 4.250% global notes due 2027.
•	February issuance of $3,000 of 5.250% global notes due 2037.
•	February issuance of $2,000 of 5.450% global notes due 2047.
•	February issuance of $1,000 of 5.700% global notes due 2057.
•	March issuance of $1,430 of 5.500% global notes due 2047.
•	March issuance of $800 floating rate global notes due 2020. The floating rate for the notes is based upon the three-month London Interbank Offered Rate (LIBOR), reset quarterly, plus 65 basis points.
•
March draw of $300 on a private financing agreement with Banco Nacional de Mexico, S.A. due March 2019. The agreement contains terms similar to that provided under our syndicated credit arrangements; the interest rate is a market rate.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

During the first three months of 2017, we redeemed $3,053 of debt, primarily consisting of the following:
•	$1,142 of 2.400% global notes due 2017.
•	$1,000 of 1.600% global notes due 2017.
•	$500 of floating rate notes due 2017.

The FCC's 600 MHz Auction concluded in April 2017. We submitted winning bids to purchase spectrum licenses in 18 markets for which we paid $910. With our previous deposit made in July 2016, we received a refund from the FCC in the amount of $1,438 on April 19, 2017.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.3% as of March 31, 2017, compared to 4.2% as of December 31, 2016. We had $132,379 of total notes and debentures outstanding at March 31, 2017, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso and Canadian dollar denominated debt that totaled approximately $24,941.

As of March 31, 2017, we had approximately 396 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. During the first three months of 2017, we did not repurchase any shares under these authorizations. In 2017, we intend to use free cash flow (operating cash flows less construction and capital expenditures) after dividends primarily to pay down debt.

We paid dividends of $3,009 during the first three months of 2017, compared with $2,947 for the first three months of 2016, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in October 2016, partially offset by the impact of the decline in shares outstanding due to repurchases in 2016. Dividends declared by our Board of Directors totaled $0.49 per share in the first three months of 2017 and $0.48 per share for the first three months of 2016. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At March 31, 2017, we had $12,681 of debt maturing within one year, $12,507 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2017.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,030.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2015, we entered into a five-year $12,000 revolving credit agreement of which no amounts are outstanding as of March 31, 2017. We also have a $9,155 syndicated credit agreement, of which $4,155 remains outstanding as of March 31, 2017 ($2,286 of which is payable March 2018).

In connection with our pending Merger with Time Warner, we have also entered into a $30,000 bridge loan credit agreement ("Bridge Loan") and a $10,000 term loan agreement ("Term Loan"). No amounts will be borrowed under either the Bridge Loan or the Term Loan prior to the closing of the Merger. Borrowings under either agreement will be used solely to finance a portion of the cash to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related expenses.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of March 31, 2017, we were in compliance with the covenants for our credit facilities.

AT&T INC.
MARCH 31, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Collateral Arrangements
During the first three months of 2017, we received $396 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2017, our debt ratio was 51.6%, compared to 51.2% at March 31, 2016, and 49.9% at December 31, 2016. Our net debt ratio was 45.8% at March 31, 2017, compared to 47.3% at March 31, 2016 and 47.5% at December 31, 2016. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first three months of 2017, we received $1,446 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,426 as of March 31, 2017, and $8,477 as of December 31, 2016, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $140 to the trust during the first three months of 2017. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

AT&T INC.
MARCH 31, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2017, we had interest rate swaps with a notional value of $10,450 and a fair value of $42.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $29,642 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(3,400) at March 31, 2017.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of March 31, 2017.

AT&T INC.
MARCH 31, 2017

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

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; E911 services; competition policy; privacy; net neutrality, including the FCC's order classifying broadband as Title II services subject to much more comprehensive regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.

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

•
Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies or delivery methods (e.g., cable, wireless, VoIP and over-the-top video service), subscriber reluctance to purchase new wireless handsets, and our ability to maintain capital expenditures.

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
MARCH 31, 2017

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2017, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2017 is as follows:

Period	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2017 - January 31, 2017	658,242	$40.95	-	395,550,000
February 1, 2017 - February 28, 2017	1,782,268	41.86	-	395,550,000
March 1, 2017 - March 31, 2017	2,346,758	41.91	-	395,550,000
Total	4,787,268	$41.74	-
[1]
In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock. The authorizations have no expiration date.

[2]		Of the shares repurchased, 4,244,764 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 542,504 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T INC.
MARCH 31, 2017

Item 6. Exhibits

Exhibits identified in parentheses below, on file with the Securities and Exchange Commission, are incorporated by reference as exhibits hereto. Unless otherwise indicated, all exhibits so incorporated are from File No. 1-8610.

10-a	Stock Purchase and Deferral Plan
10-b	Cash Deferral Plan
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications 31.1 Certification of Principal Executive Officer 31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2017	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer