Form 10-Q
period 2017-06-30
AT&T INC.
filed 2017-08-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                              Yes [   ]   No [X]
At July 31, 2017, there were 6,140 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Revenues
Service	$36,538	$37,142	$72,994	$74,243
Equipment	3,299	3,378	6,208	6,812
Total operating revenues	39,837	40,520	79,202	81,055

Operating Expenses
Cost of services and sales
Equipment	4,138	4,260	7,986	8,635
Broadcast, programming and operations	4,898	4,701	9,872	9,330
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,218	9,514	18,283	18,910
Selling, general and administrative	8,113	8,909	16,600	17,350
Depreciation and amortization	6,147	6,576	12,274	13,139
Total operating expenses	32,514	33,960	65,015	67,364
Operating Income	7,323	6,560	14,187	13,691
Other Income (Expense)
Interest expense	(1,395)	(1,258)	(2,688)	(2,465)
Equity in net income (loss) of affiliates	14	28	(159)	41
Other income (expense) – net	128	91	108	161
Total other income (expense)	(1,253)	(1,139)	(2,739)	(2,263)
Income Before Income Taxes	6,070	5,421	11,448	11,428
Income tax expense	2,056	1,906	3,860	4,028
Net Income	4,014	3,515	7,588	7,400
Less: Net Income Attributable to Noncontrolling Interest	(99)	(107)	(204)	(189)
Net Income Attributable to AT&T	$3,915	$3,408	$7,384	$7,211
Basic Earnings Per Share Attributable to AT&T	$0.63	$0.55	$1.19	$1.17
Diluted Earnings Per Share Attributable to AT&T	$0.63	$0.55	$1.19	$1.17
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,165	6,174	6,166	6,173
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,184	6,195	6,185	6,193
Dividends Declared Per Common Share	$0.49	$0.48	$0.98	$0.96
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$4,014	$3,515	$7,588	$7,400
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation adjustment (includes $(10), $0, $(4) and $0 attributable to noncontrolling interest), net of taxes of $115, $136, $506 and $126	(33)	218	339	174
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $29, $2, $44 and $(13)	50	5	83	(21)
Reclassification adjustment included in net income, net of taxes of $(7), $2, $(4) and $0	(12)	3	(7)	-
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(279), $(208), $(272) and $(141)	(517)	(387)	(504)	(263)
Reclassification adjustment included in net income, net of taxes of $5, $5, $10 and $10	9	9	19	19
Defined benefit postretirement plans:
Net prior service credit arising during period, net of taxes of $594, $0, $594 and $0	969	-	969	-
Amortization of net prior service credit included in net income, net of taxes of $(151), $(131), $(290) and $(262)	(247)	(214)	(475)	(429)
Other comprehensive income (loss)	219	(366)	424	(520)
Total comprehensive income	4,233	3,149	8,012	6,880
Less: Total comprehensive income attributable to noncontrolling interest	(89)	(107)	(200)	(189)
Total Comprehensive Income Attributable to AT&T	$4,144	$3,042	$7,812	$6,691
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$25,617	$5,788
Accounts receivable - net of allowances for doubtful accounts of $732 and $661	14,997	16,794
Prepaid expenses	1,371	1,555
Other current assets	11,562	14,232
Total current assets	53,547	38,369
Property, plant and equipment	323,098	319,648
Less: accumulated depreciation and amortization	(196,914)	(194,749)
Property, Plant and Equipment – Net	126,184	124,899
Goodwill	105,546	105,207
Licenses	95,864	94,176
Customer Lists and Relationships – Net	12,414	14,243
Other Intangible Assets – Net	7,980	8,441
Investments in Equity Affiliates	1,615	1,674
Other Assets	17,645	16,812
Total Assets	$420,795	$403,821

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$10,831	$9,832
Accounts payable and accrued liabilities	26,471	31,138
Advanced billing and customer deposits	4,371	4,519
Accrued taxes	3,331	2,079
Dividends payable	3,008	3,008
Total current liabilities	48,012	50,576
Long-Term Debt	132,824	113,681
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	61,926	60,128
Postemployment benefit obligation	31,422	33,578
Other noncurrent liabilities	20,753	21,748
Total deferred credits and other noncurrent liabilities	114,101	115,454

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2017 and
December 31, 2016: issued 6,495,231,088 at June 30, 2017 and December 31, 2016)	6,495	6,495
Additional paid-in capital	89,471	89,604
Retained earnings	36,067	34,734
Treasury stock (355,448,811 at June 30, 2017 and 356,237,141
at December 31, 2016, at cost)	(12,697)	(12,659)
Accumulated other comprehensive income	5,389	4,961
Noncontrolling interest	1,133	975
Total stockholders' equity	125,858	124,110
Total Liabilities and Stockholders' Equity	$420,795	$403,821
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2017	2016
Operating Activities
Net income	$7,588	$7,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,274	13,139
Undistributed loss (earnings) from investments in equity affiliates	167	(22)
Provision for uncollectible accounts	795	705
Deferred income tax expense	964	1,767
Net loss (gain) from sale of investments, net of impairments	12	(85)
Actuarial loss (gain) on pension and postretirement benefits	(259)	-
Changes in operating assets and liabilities:
Accounts receivable	119	(364)
Other current assets	471	2,229
Accounts payable and other accrued liabilities	(2,761)	(3,032)
Equipment installment receivables and related sales	907	464
Deferred fulfillment costs	(796)	(1,190)
Retirement benefit funding	(280)	(280)
Other - net	(1,041)	(2,524)
Total adjustments	10,572	10,807
Net Cash Provided by Operating Activities	18,160	18,207

Investing Activities
Capital expenditures:
Purchase of property and equipment	(10,750)	(9,702)
Interest during construction	(473)	(437)
Acquisitions, net of cash acquired	1,224	(485)
Dispositions	51	107
Sale of securities, net	-	500
Net Cash Used in Investing Activities	(9,948)	(10,017)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(2)	-
Issuance of long-term debt	24,115	10,140
Repayment of long-term debt	(6,118)	(9,129)
Purchase of treasury stock	(458)	(197)
Issuance of treasury stock	24	119
Dividends paid	(6,021)	(5,899)
Other	77	(1,137)
Net Cash Provided by (Used in) Financing Activities	11,617	(6,103)
Net increase in cash and cash equivalents	19,829	2,087
Cash and cash equivalents beginning of year	5,788	5,121
Cash and Cash Equivalents End of Period	$25,617	$7,208
Cash paid during the six months ended June 30 for:
Interest	$3,095	$2,914
Income taxes, net of refunds	$1,470	$2,468
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	June 30, 2017
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,604
Issuance of treasury stock		4
Share-based payments		(137)
Balance at end of period		$89,471

Retained Earnings
Balance at beginning of year		$34,734
Net income attributable to AT&T ($1.19 per diluted share)		7,384
Dividends to stockholders ($0.98 per share)		(6,053)
Other		2
Balance at end of period		$36,067

Treasury Stock
Balance at beginning of year	(356)	$(12,659)
Repurchase and acquisition of common stock	(13)	(504)
Issuance of treasury stock	14	466
Balance at end of period	(355)	$(12,697)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$4,961
Other comprehensive income attributable to AT&T		428
Balance at end of period		$5,389

Noncontrolling Interest
Balance at beginning of year		$975
Net income attributable to noncontrolling interest		204
Distributions		(174)
Acquisition of noncontrolling interest		132
Translation adjustments attributable to noncontrolling interest, net of taxes		(4)
Balance at end of period		$1,133

Total Stockholders' Equity at beginning of year		$124,110
Total Stockholders' Equity at end of period		$125,858
See Notes to Consolidated Financial Statements.

AT&T INC.
JUNE 30, 2017

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items. The consolidated financial statements include the accounts of the Company and our subsidiaries and affiliates over which we exercise control.

All significant intercompany transactions are eliminated in the consolidation process. Investments in unconsolidated subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one quarter of our period end. We also record our proportionate share of our equity method investees' other comprehensive income (OCI) items, including cumulative translation adjustments.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates.

Recently Adopted Accounting Standards
Income Taxes  As of January 1, 2017, we adopted Accounting Standards Update (ASU) No. 2016-16, "Income Taxes (Topic 740)" (ASU 2016-16), with modified retrospective application, resulting in our recognition of an immaterial adjustment to retained earnings. Under ASU 2016-16, we recognize the income tax effects of intercompany sales or transfers of assets other than inventory (e.g., intellectual property or property, plant and equipment) during the period of intercompany sale or transfer instead of the period of either sale or transfer to a third party or recognition of depreciation or impairment.

New Accounting Standards
Pension and Other Postretirement Benefits  In March 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07), which changes the presentation of periodic benefit cost components. Under ASU 2017-07, we will continue to present service costs within our operating expenses but present amortization of prior service credits and other components of our net periodic benefit cost in "other income (expense) – net" in our consolidated statements of income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017. See Note 5 for our components of net periodic benefit cost.

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
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2017 and 2016, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerators
Numerator for basic earnings per share:
Net Income	$4,014	$3,515	$7,588	$7,400
Less: Net income attributable to noncontrolling interest	(99)	(107)	(204)	(189)
Net Income attributable to AT&T	3,915	3,408	7,384	7,211
Dilutive potential common shares:
Share-based payment	2	2	6	6
Numerator for diluted earnings per share	$3,917	$3,410	$7,390	$7,217
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,165	6,174	6,166	6,173
Dilutive potential common shares:
Share-based payment (in shares)	19	21	19	20
Denominator for diluted earnings per share	6,184	6,195	6,185	6,193
Basic earnings per share attributable to AT&T	$0.63	$0.55	$1.19	$1.17
Diluted earnings per share attributable to AT&T	$0.63	$0.55	$1.19	$1.17

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)		$541		$744		$5,671		$4,961
Other comprehensive income (loss) before reclassifications	343		83		(504)		969		891
Amounts reclassified from accumulated OCI	-	[1]	(7)	[1]	19	[2]	(475)	[3]	(463)
Net other comprehensive income (loss)	343		76		(485)		494		428
Balance as of June 30, 2017	$(1,652)		$617		$259		$6,165		$5,389

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	174		(21)		(263)		-		(110)
Amounts reclassified from accumulated OCI	-	[1]	-	[1]	19	[2]	(429)	[3]	(410)
Net other comprehensive income (loss)	174		(21)		(244)		(429)		(520)
Balance as of June 30, 2016	$(1,024)		$463		$(228)		$5,603		$4,814
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
JUNE 30, 2017

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

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our copper and IP-based wired network and our satellite technology.

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
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended June 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,107	$10,313	$6,794	$2,335	$4,459	$-	$4,459
Entertainment Group	12,682	9,558	3,124	1,458	1,666	(11)	1,655
Consumer Mobility	7,791	4,520	3,271	871	2,400	-	2,400
International	2,026	1,772	254	311	(57)	25	(32)
Segment Total	39,606	26,163	13,443	4,975	8,468	$14	$8,482
Corporate and Other	231	87	144	2	142
Acquisition-related items	-	281	(281)	1,170	(1,451)
Certain significant items	-	(164)	164	-	164
AT&T Inc.	$39,837	$26,367	$13,470	$6,147	$7,323

For the six months ended June 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$33,955	$20,489	$13,466	$4,647	$8,819	$-	$8,819
Entertainment Group	25,305	19,159	6,146	2,877	3,269	(17)	3,252
Consumer Mobility	15,531	9,048	6,483	1,744	4,739	-	4,739
International	3,955	3,531	424	601	(177)	45	(132)
Segment Total	78,746	52,227	26,519	9,869	16,650	$28	$16,678
Corporate and Other	456	308	148	33	115
Acquisition-related items	-	488	(488)	2,372	(2,860)
Certain significant items	-	(282)	282	-	282
AT&T Inc.	$79,202	$52,741	$26,461	$12,274	$14,187

AT&T INC.
JUNE 30, 2017

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
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	Second Quarter		Six Month Period
	2017	2016	2017	2016
Business Solutions	$4,459	$4,201	$8,819	$8,500
Entertainment Group	1,655	1,651	3,252	3,246
Consumer Mobility	2,400	2,574	4,739	5,068
International	(32)	(184)	(132)	(368)
Segment Contribution	8,482	8,242	16,678	16,446
Reconciling Items:
Corporate and Other	142	(97)	115	(218)
Merger and integration charges	(281)	(233)	(488)	(528)
Amortization of intangibles acquired	(1,170)	(1,316)	(2,372)	(2,667)
Actuarial gain (loss)	259	-	259	-
Employee separation costs	(60)	(29)	(60)	(54)
Gain on wireless spectrum transactions	63	-	181	736
Venezuela devaluation	(98)	-	(98)	-
Segment equity in net (income) loss of affiliates	(14)	(7)	(28)	(24)
AT&T Operating Income	7,323	6,560	14,187	13,691
Interest expense	1,395	1,258	2,688	2,465
Equity in net income (loss) of affiliates	14	28	(159)	41
Other income (expense) - net	128	91	108	161
Income Before Income Taxes	$6,070	$5,421	$11,448	$11,428

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,294 at June 30, 2017. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by AT&T Mobility II LLC to the trust, in equal amounts and accounted for as contributions. We distributed $280 to the trust during the six months ended June 30, 2017. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. During the second quarter of 2017, a substantive plan change involving the frequency of considering potential health reimbursement account credit increases was communicated to our retirees. This plan change resulted in additional prior service credits recognized in other comprehensive income, reducing our liability by $1,563. Such credits will be amortized through earnings over a period approximating the average service period to full eligibility. Upon our adoption of ASU 2017-07, the amortization of these prior service credits will be recorded in other income (expense) - net. The plan change also triggered a remeasurement of our postretirement benefit obligation, resulting in an actuarial gain of $259 recognized in the second quarter of 2017.

AT&T INC.
JUNE 30, 2017

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension cost:
Service cost – benefits earned during the period	$282	$278	$564	$556
Interest cost on projected benefit obligation	484	495	968	990
Expected return on assets	(784)	(780)	(1,567)	(1,558)
Amortization of prior service credit	(31)	(25)	(62)	(51)
Net pension (credit) cost	$(49)	$(32)	$(97)	$(63)

Postretirement cost:
Service cost – benefits earned during the period	$34	$48	$75	$96
Interest cost on accumulated postretirement benefit obligation	202	243	424	486
Expected return on assets	(79)	(89)	(159)	(178)
Amortization of prior service credit	(366)	(319)	(702)	(638)
Actuarial (gain) loss	(259)	-	(259)	-
Net postretirement (credit) cost	$(468)	$(117)	$(621)	$(234)

Combined net pension and postretirement (credit) cost	$(517)	$(149)	$(718)	$(297)

The decrease in the combined net pension and postretirement costs in the second quarter and first six months reflects higher amortization of prior service credits as well as decreasing corporate bond rates, which contributed to lower interest costs.

As part of our second-quarter 2017 remeasurement, we decreased the weighted-average discount rate used to measure our postretirement benefit obligation to 4.10%. The discount rate in effect for determining postretirement service and interest costs after remeasurement is 4.50% and 3.30%, respectively. Including the effects of our plan change and remeasurement, the total estimated prior service credits that will be amortized from accumulated OCI into net periodic benefit cost over the last half of 2017 is $764 ($474 net of tax) for postretirement benefits.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the second quarter ended 2017 and 2016, net supplemental pension benefits costs not included in the table above were $23 and $24. For the first six months of 2017 and 2016, net supplemental pension benefit costs were $45 and $47.

AT&T INC.
JUNE 30, 2017

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$142,816	$151,338	$122,381	$128,726
Bank borrowings	2	2	4	4
Investment securities	2,556	2,556	2,587	2,587
[1] Includes credit agreement borrowings.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,276	$-	$-	$1,276
International equities	659	-	-	659
Fixed income bonds	-	370	-	370
Asset Derivatives[1]
Interest rate swaps	-	57	-	57
Cross-currency swaps	-	294	-	294
Interest rate locks	-	3	-	3
Liability Derivatives[1]
Interest rate swaps	-	(42)	-	(42)
Cross-currency swaps	-	(2,631)	-	(2,631)
Interest rate locks	-	(82)	-	(82)
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

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $220 have maturities of less than one year, $33 within one to three years, $32 within three to five years and $85 for five or more years.

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
JUNE 30, 2017

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2017 and June 30, 2016, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2017 and June 30, 2016, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the six months ended June 30, 2017 and June 30, 2016, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2017, we had posted collateral of $2,297 (a deposit asset) and held collateral of $13 (a receipt liability). Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $133. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $239. At December 31, 2016, we had posted collateral of $3,242 (a deposit asset) and held no collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2017	2016
Interest rate swaps	$10,775	$9,650
Cross-currency swaps	38,694	29,642
Interest rate locks	5,000	-
Total	$54,469	$39,292

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(23)	$5	$(48)	$71
Gain (Loss) on long-term debt	23	(5)	48	(71)

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2017	2016	2017	2016
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(717)	$(595)	$(697)	$(404)
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(79)	-	(79)	-
Interest income (expense) reclassified from accumulated OCI into income	(14)	(14)	(29)	(29)

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Auction 1000 On April 13, 2017, the Federal Communications Commission (FCC) announced that we were the successful bidder for $910 of spectrum in 18 markets. We provided the FCC an initial deposit of $2,348 in July 2016 and received a refund of $1,438 in April 2017.

Dispositions
YP Holdings LLC  In June 2017, YP Holdings LLC was acquired by Dex Media. Our second-quarter results include a gain of $36 for our portion of the proceeds.

Pending Acquisitions
Time Warner Inc.  On October 22, 2016, we entered into and announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at March 31, 2017, the total transaction value is approximately $107,160. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. If the average stock price (as defined in the Merger Agreement) at the time of closing the Merger is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding. The cash portion of the purchase price will be financed with new debt and cash.

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

The Merger Agreement was approved by Time Warner shareholders on February 15, 2017 and remains subject to review by the U.S. Department of Justice and certain foreign jurisdictions. The FCC has stated that it does not believe it will need to review the deal as no licenses are involved. It is also a condition to closing that necessary consents from foreign governmental entities must be obtained. The transaction is expected to close before year-end 2017. If the Merger is terminated as a result of reaching the termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied) or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances, we would be obligated to pay Time Warner $500.

Other Events
FirstNet  On March 30, 2017, the First Responder Network Authority (FirstNet) announced its selection of AT&T to build and manage the first nationwide broadband network dedicated to America's first responders. FirstNet expects to provide 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the next five years to support network buildout. The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states electing to participate in FirstNet. As of July 31, 2017, seven states have opted-in to the program. We do not expect FirstNet to materially impact our 2017 results.

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months and, in many cases, they have the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of June 30, 2017 and December 31, 2016, gross equipment installment receivables of $3,920 and $5,665 were included on our consolidated balance sheets, of which $2,230 and $3,425 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transfer certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. In June 2017, we modified the agreement with the Purchasers such that we receive more upfront cash consideration at the time the receivables are transferred to the Purchasers. Additionally, in the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the Purchasers equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation to the Purchasers for this estimated amount at the time the receivables are transferred. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. Since inception, cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $3,946.

The following table sets forth a summary of equipment installment receivables sold during the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross receivables sold	$1,752	$1,845	$4,598	$4,327
Net receivables sold[1]	1,599	1,671	4,220	3,927
Cash proceeds received	1,415	1,126	2,847	2,647
Deferred purchase price recorded	293	563	1,482	1,282
Guarantee obligation recorded	74	-	74	-
[1] Receivables net of allowance, imputed interest and trade-in right guarantees.

The deferred purchase price and guarantee obligation are initially recorded at estimated fair value and subsequently carried at the lower of cost or net realizable value. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties that contemplate changes in value after the launch of a device model. The fair value measurements used for the deferred purchase price and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 6).

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price during the three months and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Fair value of repurchased receivables	$337	$-	$714	$532
Carrying value of deferred purchase price	301	-	640	539
Gain (loss) on repurchases[1]	$36	$-	$74	$(7)
[1] These gains (losses) are included in "Selling, general and administrative" in the consolidated statements of income.

AT&T INC.
JUNE 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

At June 30, 2017 and December 31, 2016, our deferred purchase price receivable was $3,648 and $3,090, respectively, of which $2,232 and $1,606 are included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

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

Derecognized Installment Receivables
The following table sets forth a summary of equipment installment receivables that were sold to Purchasers and are no longer considered our assets.

2017
Outstanding derecognized receivables at January 1,	$7,232
Gross receivables sold	4,598
Collections on cash purchase price	(2,337)
Collections on deferred purchase price	(382)
Fees	(48)
Trade ins and other	(141)
Fair value of repurchased receivables	(714)
Outstanding derecognized receivables at June 30,	$8,208

NOTE 9. SUBSEQUENT EVENT
On July 27, 2017, we initiated a debt offering for $22,500 that will be completed on August 7, 2017. The proceeds will be used for general corporate purposes, including funding the cash consideration for the Time Warner acquisition. Upon settlement of the debt offering, we expect to terminate our bridge loan credit agreement.

Details for the offering are as follows:
•	$750 of floating rate notes due 2023.
•	$1,750 of 2.850% global notes due 2023.
•	$3,000 of 3.400% global notes due 2024.
•	$5,000 of 3.900% global notes due 2027.
•	$4,500 of 4.900% global notes due 2037.
•	$5,000 of 5.150% global notes due 2050.
•	$2,500 of 5.300% global notes due 2058.
The notes detailed above, along with $7,301 of floating rate and global notes issued in June 2017, are subject to a special mandatory redemption feature. If we do not consummate the Time Warner acquisition pursuant to the merger agreement on or prior to April 22, 2018, or, if prior to such date, the merger agreement is terminated, then in either case, we must redeem the notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued but unpaid interest.

In conjunction with this offering, we settled our interest rate locks.

AT&T INC.
JUNE 30, 2017

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

Consolidated Results  Our financial results in the second quarter and for the first six months of 2017 and 2016 are summarized as follows:

	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Operating Revenues
Service	$36,538	$37,142	(1.6)%	$72,994	$74,243	(1.7)%
Equipment	3,299	3,378	(2.3)	6,208	6,812	(8.9)
Total Operating Revenues	39,837	40,520	(1.7)	79,202	81,055	(2.3)

Operating expenses
Cost of services and sales
Equipment	4,138	4,260	(2.9)	7,986	8,635	(7.5)
Broadcast, programming and operations	4,898	4,701	4.2	9,872	9,330	5.8
Other cost of services	9,218	9,514	(3.1)	18,283	18,910	(3.3)
Selling, general and administrative	8,113	8,909	(8.9)	16,600	17,350	(4.3)
Depreciation and amortization	6,147	6,576	(6.5)	12,274	13,139	(6.6)
Total Operating Expenses	32,514	33,960	(4.3)	65,015	67,364	(3.5)
Operating Income	7,323	6,560	11.6	14,187	13,691	3.6
Income Before Income Taxes	6,070	5,421	12.0	11,448	11,428	0.2
Net Income	4,014	3,515	14.2	7,588	7,400	2.5
Net Income Attributable to AT&T	$3,915	$3,408	14.9%	$7,384	$7,211	2.4%

Overview

Operating revenues decreased $683, or 1.7%, in the second quarter and $1,853, or 2.3%, for the first six months of 2017.
Service revenues decreased $604, or 1.6%, in the second quarter and $1,249, or 1.7%, for the first six months of 2017. The decreases were primarily due to continued declines in legacy wireline voice and data products and lower wireless service revenues reflecting increased adoption of unlimited plans. These were partially offset by increased revenues from video and strategic business services.

Equipment revenues decreased $79, or 2.3%, in the second quarter and $604, or 8.9%, for the first six months of 2017. The decreases were primarily due to lower wireless handset sales, driven by a continuing low rate of customer device upgrades and strong Bring Your Own Device (BYOD) participation. Equipment revenue is becoming increasingly unpredictable as many customers are choosing to upgrade devices less frequently or are bringing their own.

Operating expenses decreased $1,446, or 4.3%, in the second quarter and $2,349, or 3.5%, for the first six months of 2017.
Equipment expenses decreased $122, or 2.9%, in the second quarter and $649, or 7.5%, for the first six months of 2017. The decreases were driven by a decline in devices sold reflecting a change in customer buying habits.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Broadcast, programming and operations expenses increased $197, or 4.2%, in the second quarter and $542, or 5.8%, for the first six months of 2017, reflecting annual content cost increases.

Other cost of services expenses decreased $296, or 3.1%, in the second quarter and $627, or 3.3%, for the first six months of 2017. The decreases reflect our continued focus on cost management and the utilization of automation and digitalization where appropriate. Also contributing to the decreases were lower Federal Universal Service Fund (USF) rates and fees and an actuarial gain due to remeasurement of our postretirement benefit obligation. These expense declines were partially offset by an increase in amortization of deferred customer fulfillment cost.

Selling, general and administrative expenses decreased $796, or 8.9%, in the second quarter and $750, or 4.3%, for the first six months of 2017. The decreases were attributable to our disciplined cost management, lower advertising costs and an actuarial gain due to remeasurement of our postretirement benefit obligation. The decrease in the first six months was partially offset by lower gains on wireless spectrum transactions during 2017 than in the comparable period of 2016.

Depreciation and amortization expense decreased $429, or 6.5%, in the second quarter and $865, or 6.6%, for the first six months of 2017. Depreciation expense decreased $281, or 5.3%, in the second quarter and $569, or 5.4%, for the first six months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage values of certain assets associated with our transition to an IP-based network, which accounted for $327 of the decrease in the second quarter and $654 of the decrease for the first six months. These decreases were partially offset by increases resulting from ongoing capital spending for upgrades and expansion.

Amortization expense decreased $148, or 11.2%, in the second quarter and $296, or 11.1%, for the first six months of 2017 due to lower amortization of intangibles for the customer lists associated with acquisitions.

Operating income increased $763, or 11.6%, in the second quarter and $496, or 3.6%, for the first six months of 2017. Our operating income margin in the second quarter increased from 16.2% in 2016 to 18.4% in 2017, and the first six months increased from 16.9% in 2016 to 17.9% in 2017.

Interest expense increased $137, or 10.9%, in the second quarter and $223, or 9.0%, for the first six months of 2017. The increases were primarily due to higher debt balances and average interest rates when compared to the prior year. Fees paid to secure financing for pending acquisitions also contributed to higher expenses in 2017.

Equity in net income (loss) of affiliates decreased $14 in the second quarter and $200 for the first six months of 2017, predominantly from losses from our legacy publishing business (which we sold in June 2017), partially offset by income from our investments in video-related businesses.

Other income (expense) – net increased $37, or 40.7%, in the second quarter and decreased $53, or 32.9%, for the first six months. The increase in the second quarter was primarily due to growth in interest and dividend income of $54, including interest on tax-related settlements, and net gains from the sale of non-strategic assets and investments of $8. These increases were partially offset by foreign exchange pressure.

The decrease for the first six months was primarily due to additional net losses from the sale of non-strategic assets totaling $97 and foreign exchange pressure, partially offset by growth in interest and dividend income of $55.

Income taxes increased $150, or 7.9%, in the second quarter of 2017 and decreased $168, or 4.2%, for the first six months of 2017. Our effective tax rate was 33.9% for the second quarter and 33.7% for the first six months of 2017, as compared to 35.2% for the second quarter and 35.2% for the first six months of 2016. The increase in income tax expense for the second quarter was primarily due to higher income before income taxes in 2017. The decrease in income tax expense for the first six months of 2017 was primarily due to the recognition of tax benefits related to the restructuring of a portion of our wireless business, which also resulted in decreases in our effective tax rate for the second quarter and the first six months of 2017.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Selected Financial and Operating Data
	June 30,
Subscribers and connections in (000s)	2017	2016
Domestic wireless subscribers	136,500	131,805
Mexican wireless subscribers	13,082	9,955
North American wireless subscribers	149,582	141,760

North American branded subscribers	104,421	99,557
North American branded net additions	1,626	2,596

Domestic satellite and over-the-top video subscribers	21,347	20,454
AT&T U-verse® (U-verse) video subscribers	3,853	4,869
Latin America satellite video subscribers [1]	13,622	12,523
Total video subscribers	38,822	37,846

Total domestic broadband connections	15,686	15,641

Network access lines in service	12,791	15,284
U-verse VoIP connections	5,853	5,593

Debt ratio [2]	53.3%	50.5%
Net debt ratio [3]	43.8%	47.6%
Ratio of earnings to fixed charges [4]	3.84	4.01
Number of AT&T employees	260,480	277,200
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At March 31, 2017, SKY Mexico had 8.0 million subscribers.
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
JUNE 30, 2017

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

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our copper and IP-based wired network and our satellite technology.

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

Business Solutions
Segment Results
	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Wireless service	$8,006	$7,963	0.5%	$15,935	$15,818	0.7%
Fixed strategic services	3,028	2,805	8.0	6,002	5,556	8.0
Legacy voice and data services	3,508	4,162	(15.7)	7,138	8,535	(16.4)
Other service and equipment	844	874	(3.4)	1,661	1,733	(4.2)
Wireless equipment	1,721	1,775	(3.0)	3,219	3,546	(9.2)
Total Segment Operating Revenues	17,107	17,579	(2.7)	33,955	35,188	(3.5)

Segment operating expenses
Operations and support	10,313	10,857	(5.0)	20,489	21,659	(5.4)
Depreciation and amortization	2,335	2,521	(7.4)	4,647	5,029	(7.6)
Total Segment Operating Expenses	12,648	13,378	(5.5)	25,136	26,688	(5.8)
Segment Operating Income	4,459	4,201	6.1	8,819	8,500	3.8
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$4,459	$4,201	6.1%	$8,819	$8,500	3.8%

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Business Solutions segment:

	June 30,		Percent
(in 000s)	2017	2016	Change
Business Wireless Subscribers
Postpaid/Branded	51,111	49,433	3.4%
Reseller	72	51	41.2
Connected devices [1]	33,611	28,061	19.8
Total Business Wireless Subscribers	84,794	77,545	9.3

Business IP Broadband Connections	992	948	4.6%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

	Second Quarter			Six-Month Period
	2017	2016	Percent	2017	2016	Percent
(in 000s)			Change			Change

Business Wireless Net Additions [1,4]
Postpaid/Branded	36	185	(80.5)%	(89)	318	-%
Reseller	(5)	(13)	61.5	1	(35)	-
Connected devices [2]	2,170	1,199	81.0	4,723	2,777	70.1
Business Wireless Net Subscriber	2,201	1,371	60.5	4,635	3,060	51.5
Additions

Business Wireless Postpaid Churn [1,3,4]	0.97%	0.91%	6 BP	1.02%	0.97%	5 BP

Business IP Broadband Net Additions	12	20	(40.0)%	16	37	(56.8)%
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

Operating Revenues decreased $472, or 2.7%, in the second quarter and $1,233, or 3.5%, for the first six months of 2017. Revenue declines reflect technological shifts away from legacy products, as well as decreasing wireless equipment revenues resulting from changes in customer buying habits. These decreases were partially offset by continued growth in wireless services and fixed strategic services, which represent 41% of non-wireless revenues. Our revenues continue to be pressured by slower fixed business investment.

Wireless service revenues increased $43, or 0.5%, in the second quarter and $117, or 0.7%, for the first six months of 2017. The revenue increases are primarily due to the migration of customers from our Consumer Mobility segment.

At June 30, 2017, we served 84.8 million subscribers, an increase of 9.3% from the prior year. Postpaid subscribers increased 3.4% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 19.8% from the prior year reflecting growth in our connected car business and other data centric devices that utilize the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT).

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the second quarter, business wireless postpaid churn increased to 0.97% in 2017 from 0.91% in 2016, and for the first six months increased to 1.02% in 2017 from 0.97% in 2016.

Fixed strategic services revenues increased $223, or 8.0%, in the second quarter and $446, or 8.0%, for the first six months of 2017. Our revenues increased in the second quarter and first six months of 2017 primarily due to: Ethernet of $93 and $166; Dedicated Internet services of $45 and $104; and VoIP of $61 and $118, respectively.

Legacy wired voice and data service revenues decreased $654, or 15.7%, in the second quarter and $1,397, or 16.4%, for the first six months of 2017. In the second quarter and first six months of 2017, legacy voice billings decreased $342 and $744 and traditional data billings decreased $312 and $653, respectively. These decreases were primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors.

Wireless equipment revenues decreased $54, or 3.0%, in the second quarter and $327, or 9.2%, for the first six months of 2017. While equipment revenue is becoming increasingly unpredictable as many customers are choosing to upgrade devices less frequently or bring their own, equipment revenues improved sequentially in the second quarter as compared to the first quarter of 2017 due to customers choosing to purchase higher priced devices and lower promotional activity in the quarter.

Operations and support expenses decreased $544, or 5.0%, in the second quarter and $1,170, or 5.4%, for the first six months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses in the second quarter and first six months were primarily due to efforts to automate and digitize our support activities, improving results approximately $230 and $397, and lower equipment sales and wireless upgrade transactions, decreasing equipment costs by $148 and $396, respectively. Expense reductions also reflect lower administrative costs, contributing to a reduction in expenses of $149 and $164, and fewer traffic compensation and wireless interconnect costs, resulting in declines of $60 and $111, respectively, in access and interconnect costs. USF rates and fees also contributed to lower expenses for the first six months.

Depreciation expense decreased $186, or 7.4%, in the second quarter and $382, or 7.6%, for the first six months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain network assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased $258, or 6.1%, in the second quarter and $319, or 3.8%, for the first six months of 2017. Our Business Solutions segment operating income margin in the second quarter increased from 23.9% in 2016 to 26.1% in 2017, and for the first six months increased from 24.2% in 2016 to 26.0% in 2017. Our Business Solutions EBITDA margin in the second quarter increased from 38.2% in 2016 to 39.7% in 2017, and for the first six months increased from 38.4% in 2016 to 39.7% in 2017.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Segment Results
	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Video entertainment	$9,153	$8,963	2.1%	$18,173	$17,867	1.7%
High-speed internet	1,927	1,867	3.2	3,868	3,670	5.4
Legacy voice and data services	1,005	1,244	(19.2)	2,061	2,557	(19.4)
Other service and equipment	597	637	(6.3)	1,203	1,275	(5.6)
Total Segment Operating Revenues	12,682	12,711	(0.2)	25,305	25,369	(0.3)

Segment operating expenses
Operations and support	9,558	9,569	(0.1)	19,159	19,147	0.1
Depreciation and amortization	1,458	1,489	(2.1)	2,877	2,977	(3.4)
Total Segment Operating Expenses	11,016	11,058	(0.4)	22,036	22,124	(0.4)
Segment Operating Income	1,666	1,653	0.8	3,269	3,245	0.7
Equity in Net Income (Loss) of Affiliates	(11)	(2)	-	(17)	1	-
Segment Contribution	$1,655	$1,651	0.2%	$3,252	$3,246	0.2%

The following tables highlight other key measures of performance for the Entertainment Group segment:

	June 30,
(in 000s)	2017	2016	Percent Change
Video Connections
Satellite	20,856	20,454	2.0%
U-verse	3,825	4,841	(21.0)
DIRECTV NOW [1]	491	-	-
Total Video Connections	25,172	25,295	(0.5)

Broadband Connections
IP	13,242	12,596	5.1
DSL	1,060	1,585	(33.1)
Total Broadband Connections	14,302	14,181	0.9

Retail Consumer Switched Access Lines	5,257	6,515	(19.3)
U-verse Consumer VoIP Connections	5,439	5,300	2.6
Total Retail Consumer Voice Connections	10,696	11,815	(9.5)%
[1] Consistent with industry practice, DIRECTV NOW includes trial-period subscribers.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change
(in 000s)
Video Net Additions
Satellite [1]	(156)	342	-%	(156)	670	-%
U-verse [1]	(195)	(391)	50.1	(428)	(773)	44.6
DIRECTV NOW [2]	152	-	-	224	-	-
Net Video Additions	(199)	(49)	-	(360)	(103)	-

Broadband Net Additions
IP	112	54	-	354	240	47.5
DSL	(104)	(164)	36.6	(231)	(345)	33.0
Net Broadband Additions	8	(110)	-%	123	(105)	-%
[1] Includes disconnections for customers that migrated to DIRECTV NOW.
[2] Consistent with industry practice, DIRECTV NOW includes trial-period subscribers.

Operating revenues decreased $29, or 0.2%, in the second quarter and $64, or 0.3%, for the first six months of 2017, largely due to lower revenues from legacy voice and data products, offset by growth in revenues from consumer IP broadband and satellite video services.

As consumers continue to demand more mobile access to video, we provide streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. In November 2016, we launched DIRECTV NOW, our newest video streaming option that does not require either satellite or U-verse service (commonly called over-the-top video service).

Video entertainment revenues increased $190, or 2.1%, in the second quarter and $306, or 1.7%, for the first six months of 2017, reflecting a 3.5% and 2.3% increase in average revenue per linear (combined satellite and U-verse) video connection and increases of $51 and $72 in advertising revenues, respectively. While linear video losses have continued their recent trend, we are beginning to see the impact of customers wanting mobile and over-the-top offerings, which is contributing to growth in our DIRECTV NOW connections and offsetting linear video subscriber losses. DIRECTV NOW connections continue to grow as we add eligible devices and increase content choices. While our ability to bundle services has also positively impacted subscriber trends and churn, we did experience an increase in churn for subscribers with linear video but no wireless service through AT&T, partially due to pricing increases associated with annual content cost increases and involuntary churn.

High-speed internet revenues increased $60, or 3.2%, in the second quarter and $198, or 5.4%, for the first six months of 2017, reflecting a 5.1% increase in IP broadband subscribers when compared to the prior year. Also contributing to higher revenues was the increasing trend of subscribers to select higher-speed and higher-rated plans. Average revenue per IP broadband connection (ARPU) increased 0.7% in the first six months of 2017. To compete more effectively against other broadband providers in the midst of ongoing declines in DSL broadband subscribers, we continued to deploy our all-fiber, high-speed wireline network, which has improved customer retention rates.

Legacy voice and data service revenues decreased $239, or 19.2%, in the second quarter and $496, or 19.4%, for the first six months of 2017. For the six months ended June 30, 2017, legacy voice and data services represented approximately 8% of our total Entertainment Group revenue compared to 10% for the June 30, 2016 period, and reflect second quarter and year to date decreases of $161 and $335 in local voice and long-distance, and $79 and $162 in traditional data billings, respectively. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors. At June 30, 2017, approximately 7% of our broadband connections were DSL compared to 11% at June 30, 2016.

Operations and support expenses decreased $11, or 0.1%, in the second quarter and increased $12, or 0.1%, for the first six months of 2017. Operations and support expenses consist of costs associated with providing video content, and expenses incurred to provide our products and services, which include costs of operating and maintaining our networks, as well as personnel charges for compensation and benefits.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Decreased operations and support expenses in the second quarter were due to merger synergies and efforts to automate and digitize our support activities. These reductions were mostly offset by annual content cost increases and an increase in amortization of deferred customer fulfillment cost.

Increased operations and support expenses for the first six months of 2017 were primarily due to annual content cost increases, deferred customer fulfillment cost amortization, and impacts of storms and flooding on the West Coast that occurred earlier in 2017. Offsetting these increases were the impact of our ongoing focus on cost efficiencies and merger synergies, as well as workforce reductions and lower advertising costs.

Depreciation expense decreased $31, or 2.1%, in the second quarter, and $100, or 3.4%, for the first six months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated. These decreases were offset by ongoing capital spending for network upgrades and expansion.

Operating income increased $13, or 0.8%, in the second quarter and $24, or 0.7%, for the first six months of 2017. Our Entertainment Group segment operating income margin in the second quarter increased from 13.0% in 2016 to 13.1% in 2017, and for the first six months increased from 12.8% in 2016 to 12.9% in 2017. Our Entertainment Group segment EBITDA margin in the second quarter decreased from 24.7% in 2016 to 24.6% in 2017, and for the first six months decreased from 24.5% in 2016 to 24.3% in 2017.

Consumer Mobility
Segment Results
	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Service	$6,528	$6,948	(6.0)%	$13,137	$13,891	(5.4)%
Equipment	1,263	1,238	2.0	2,394	2,623	(8.7)
Total Segment Operating Revenues	7,791	8,186	(4.8)	15,531	16,514	(6.0)

Segment operating expenses
Operations and support	4,520	4,680	(3.4)	9,048	9,592	(5.7)
Depreciation and amortization	871	932	(6.5)	1,744	1,854	(5.9)
Total Segment Operating Expenses	5,391	5,612	(3.9)	10,792	11,446	(5.7)
Segment Operating Income	2,400	2,574	(6.8)	4,739	5,068	(6.5)
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$2,400	$2,574	(6.8)%	$4,739	$5,068	(6.5)%

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Consumer Mobility segment:

	June 30,		Percent
(in 000s)	2017	2016	Change
Consumer Mobility Subscribers
Postpaid	26,290	27,862	(5.6)%
Prepaid	14,187	12,633	12.3
Branded	40,477	40,495	-
Reseller	10,182	12,869	(20.9)
Connected devices [1]	1,047	896	16.9
Total Consumer Mobility Subscribers	51,706	54,260	(4.7)%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change
(in 000s)
Consumer Mobility Net Additions [1,4]
Postpaid	91	72	26.4%	25	68	(63.2)%
Prepaid	267	365	(26.8)	549	865	(36.5)
Branded Net Additions	358	437	(18.1)	574	933	(38.5)
Reseller	(363)	(446)	18.6	(951)	(824)	(15.4)
Connected devices [2]	86	(1)	-	105	(27)	-
Consumer Mobility Net Subscriber Additions	81	(10)	-%	(272)	82	-%

Total Churn [1,3,4]	2.15%	1.96%	19 BP	2.29%	2.04%	25 BP
Postpaid Churn [1,3,4]	1.09%	1.09%	- BP	1.16%	1.16%	- BP
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

Operating Revenues decreased $395, or 4.8%, in the second quarter and $983, or 6.0%, for the first six months of 2017. Decreased revenues reflect declines in postpaid service revenues due to customers migrating to our Business Solutions segment and choosing unlimited plans, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

Service revenue decreased $420, or 6.0%, in the second quarter and $754, or 5.4%, for the first six months of 2017. The decreases were largely due to the migration of subscribers to Business Solutions and postpaid customers continuing to shift to discounted monthly service charges under our unlimited plans. Revenues from postpaid customers declined $496, or 9.9%, in the second quarter and $1,003, or 9.9%, for the first six months of 2017. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 5.4% for both the second quarter and the first six months of 2017. The decreases were partially offset by higher prepaid service revenues of $201, or 14.7%, in the second quarter and $440, or 16.5%, for the first six months primarily from growth in Cricket and AT&T PREPAIDSM subscribers.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Equipment revenue increased $25, or 2.0%, in the second quarter and decreased $229, or 8.7%, for the first six months of 2017. The increase in the second quarter equipment revenues resulted from higher handset sales and upgrades, a substantial improvement over the first quarter. As previously discussed, equipment revenue is becoming increasingly unpredictable as customers are choosing to upgrade devices less frequently or bring their own.

Operations and support expenses decreased $160, or 3.4%, in the second quarter and $544, or 5.7%, for the first six months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses for the second quarter were primarily due to increased operational efficiencies and lower marketing and advertising costs resulting from the timing of scheduled ad campaigns and integrated advertising. These decreases were partially offset by increased equipment costs due to higher volumes of wireless equipment sales and upgrades.

Decreased operations and support expenses for the first six months were primarily due to lower volumes of wireless equipment sales and upgrades, which decreased equipment and selling and commission costs, and lower marketing and advertising costs resulting from the timing of scheduled ad campaigns and integrated advertising.

Depreciation expense decreased $61, or 6.5%, in the second quarter and $110, or 5.9%, for the first six months of 2017. The decreases were primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $174, or 6.8%, in the second quarter and $329, or 6.5%, for the first six months of 2017. Our Consumer Mobility segment operating income margin in the second quarter decreased from 31.4% in 2016 to 30.8% in 2017, and for the first six months decreased from 30.7% in 2016 to 30.5% in 2017. Our Consumer Mobility EBITDA margin in the second quarter decreased from 42.8% in 2016 to 42.0% in 2017, and for the first six months decreased from 41.9% in 2016 to 41.7% in 2017.

International
Segment Results
	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change
Segment operating revenues
Video entertainment	$1,361	$1,222	11.4%	$2,702	$2,352	14.9%
Wireless service	535	489	9.4	1,010	944	7.0
Wireless equipment	130	117	11.1	243	199	22.1
Total Segment Operating Revenues	2,026	1,828	10.8	3,955	3,495	13.2

Segment operating expenses
Operations and support	1,772	1,723	2.8	3,531	3,311	6.6
Depreciation and amortization	311	298	4.4	601	575	4.5
Total Segment Operating Expenses	2,083	2,021	3.1	4,132	3,886	6.3
Segment Operating Income (Loss)	(57)	(193)	70.5	(177)	(391)	54.7
Equity in Net Income (Loss) of Affiliates	25	9	-	45	23	95.7
Segment Contribution	$(32)	$(184)	82.6%	$(132)	$(368)	64.1%

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the International segment:

	June 30,		Percent
(in 000s)	2017	2016	Change
Mexican Wireless Subscribers
Postpaid	5,187	4,570	13.5%
Prepaid	7,646	5,059	51.1
Branded	12,833	9,629	33.3
Reseller	249	326	(23.6)
Total Mexican Wireless Subscribers	13,082	9,955	31.4

Latin America Satellite Subscribers
PanAmericana	8,103	7,175	12.9
SKY Brazil [1]	5,519	5,348	3.2
Total Latin America Satellite Subscribers	13,622	12,523	8.8%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at March 31, 2017 and 7.8 million subscribers at June 30, 2016.

	Second Quarter			Six-Month Period
(in 000s)	2017	2016	Percent Change	2017	2016	Percent Change
Mexican Wireless Net Additions
Postpaid	92	165	(44.2)%	222	281	(21.0)%
Prepaid	402	614	(34.5)	919	1,064	(13.6)
Branded Net Additions	494	779	(36.6)	1,141	1,345	(15.2)
Reseller	(18)	(37)	51.4	(32)	(74)	56.8
Mexican Wireless Net Subscriber Additions	476	742	(35.8)	1,109	1,271	(12.7)

Latin America Satellite Net Additions [1]
PanAmericana	13	81	(84.0)	65	109	(40.4)
SKY Brazil	(69)	6	-	(30)	(95)	68.4
Latin America Satellite Net Subscriber Additions [2]	(56)	87	-%	35	14	-%
[1] In 2017, we updated the methodology used to account for prepaid video connections, which were reflected in beginning of period subscribers.
[2] Excludes SKY Mexico net subscriber losses of 18,000 for the quarter ended March 31, 2017 and additions of 398,000 for the quarter ended
March 31, 2016.

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

Operating revenues increased $198, or 10.8%, in the second quarter and $460, or 13.2%, for the first six months of 2017. The increases include $139 and $350 from video services in Latin America due to price increases driven primarily by macroeconomic conditions with mixed local currencies. Mexico wireless revenues increased $59, or 9.7%, in the second quarter and $110, or 9.6%, for the first six months of 2017, primarily due to an increase in our subscriber base and higher equipment sales offset by competition and lower ARPU (average revenue per average wireless subscriber) and foreign currency pressures.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operations and support expenses increased $49, or 2.8%, in the second quarter and $220, or 6.6%, for the first six months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits.

The increases in Latin America in the second quarter and for the first six months were primarily due to higher programming and other operating costs. The second quarter was partially offset by favorable foreign currency exchange rates and our reassessment of operating tax contingencies in Brazil. The increases in Mexico in the second quarter and for the first six months were primarily driven by higher operational costs, including expenses associated with our network expansion, partially offset by favorable foreign currency exchange rates.

Depreciation expense increased $13, or 4.4%, in the second quarter and $26, or 4.5%, for the first six months of 2017. The increases were primarily due to updating the estimated asset lives for video equipment in Latin America and higher capital spending in Mexico.

Operating income increased $136, or 70.5%, in the second quarter and $214, or 54.7%, for the first six months of 2017. Our International segment operating income margin in the second quarter increased from (10.6)% in 2016 to (2.8)% in 2017, and for the first six months increased from (11.2)% in 2016 to (4.5)% in 2017. Our International EBITDA margin in the second quarter increased from 5.7% in 2016 to 12.5% in 2017, and for the first six months increased from 5.3% in 2016 to 10.7% in 2017.

AT&T INC.
JUNE 30, 2017

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

AT&T Mobility Results
	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Operating revenues
Service	$14,534	$14,911	(2.5)%	$29,072	$29,709	(2.1)%
Equipment	2,984	3,013	(1.0)	5,613	6,169	(9.0)
Total Operating Revenues	17,518	17,924	(2.3)	34,685	35,878	(3.3)

Operating expenses
Operations and support	10,197	10,501	(2.9)	20,195	21,125	(4.4)
EBITDA	7,321	7,423	(1.4)	14,490	14,753	(1.8)
Depreciation and amortization	1,992	2,081	(4.3)	3,989	4,137	(3.6)
Total Operating Expenses	12,189	12,582	(3.1)	24,184	25,262	(4.3)
Operating Income	$5,329	$5,342	(0.2)%	$10,501	$10,616	(1.1)%

The following tables highlight other key measures of performance for AT&T Mobility:

	June 30,		Percent Change
(in 000s)	2017	2016
Wireless Subscribers [1]
Postpaid smartphones	59,178	58,508	1.1%
Postpaid feature phones and data-centric devices	18,223	18,787	(3.0)
Postpaid	77,401	77,295	0.1
Prepaid	14,187	12,633	12.3
Branded	91,588	89,928	1.8
Reseller	10,254	12,920	(20.6)
Connected devices [2]	34,658	28,957	19.7
Total Wireless Subscribers	136,500	131,805	3.6

Branded Smartphones	71,818	69,058	4.0
Smartphones under our installment programs at end of period	31,649	29,026	9.0%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change
(in 000s)
Wireless Net Additions [1,4]
Postpaid	127	257	(50.6)%	(64)	386	-%
Prepaid	267	365	(26.8)	549	865	(36.5)
Branded Net Additions	394	622	(36.7)	485	1,251	(61.2)
Reseller	(368)	(459)	19.8	(950)	(859)	(10.6)
Connected devices [2]	2,256	1,198	88.3	4,828	2,750	75.6
Wireless Net Subscriber Additions	2,282	1,361	67.7	4,363	3,142	38.9

Smartphones sold under our installment programs during period	3,583	3,960	(9.5)%	7,084	8,095	(12.5)%

Total Churn [3,4]	1.28%	1.35%	(7) BP	1.37%	1.38%	(1) BP
Branded Churn [3,4]	1.57%	1.47%	10 BP	1.64%	1.55%	9 BP
Postpaid Churn [3,4]	1.01%	0.97%	4 BP	1.07%	1.04%	3 BP
Postpaid Phone Only Churn [3,4]	0.79%	0.84%	(5) BP	0.84%	0.90%	(6) BP
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

Operating income decreased $13, or 0.2%, in the second quarter and $115, or 1.1%, for the first six months of 2017. The second-quarter operating income margin of AT&T Mobility increased from 29.8% in 2016 to 30.4% in 2017 and for the first six months increased from 29.6% in 2016 to 30.3% in 2017. AT&T Mobility's second-quarter EBITDA margin increased from 41.4% in 2016 to 41.8% in 2017 and for the first six months increased from 41.1% in 2016 to 41.8% in 2017. AT&T Mobility's second-quarter EBITDA service margin increased from 49.8% in 2016 to 50.4% in 2017 and for the first six months increased from 49.7% in 2016 to 49.8% in 2017 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues).

Subscriber Relationships
As the wireless industry continues to mature, future wireless growth will become increasingly dependent on our ability to offer innovative services, plans and devices and a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a maturing market, we have launched a wide variety of plans, including unlimited, as well as equipment installment programs. Beginning in the first quarter of 2017, we expanded our unlimited wireless data plans to make them available to customers that do not subscribe to our video services.

ARPU
Postpaid phone-only ARPU was $58.30 for the second quarter and $58.20 for the first six months of 2017, compared to $59.80 and $59.66 in 2016. Postpaid phone-only ARPU plus equipment installment billings was $69.04 for the second quarter and $68.93 for the first six months of 2017, compared to $69.97 and $69.75 in 2016. ARPU has been affected by customers shifting to unlimited plans, which decreases overage revenues; however, customers are adding additional devices helping to offset that decline.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was lower for the second quarter and first six months of 2017. Postpaid churn was higher for the second quarter and first six months of 2017, reflecting higher tablet churn. Postpaid phone-only churn was lower in the second quarter and first six months of 2017, despite competitive pressure in the industry.

Branded Subscribers
Branded subscribers increased 0.4% in the second quarter of 2017 when compared to March 31, 2017 and increased 1.8% when compared to June 30, 2016. The sequential increase reflects growth of 0.1% and 2.5% in postpaid and prepaid subscribers and the year-over-year rise includes increases of 0.1% and 12.3% in postpaid and prepaid subscribers, respectively.

At June 30, 2017, 92% of our postpaid phone subscriber base used smartphones, compared to 89% at June 30, 2016, with more than 95% of phone sales during both years attributable to smartphones. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Device connections on our Mobile Share and unlimited wireless data plans now represent 86% of our postpaid customer base, compared to 82% at June 30, 2016. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

Our equipment installment purchase programs, including AT&T Next, allow for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, AT&T Next subscribers also have the right to trade in the original device for a new device with a new installment plan and have the remaining unpaid balance satisfied. For installment programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers choosing equipment installment programs pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. At June 30, 2017, about 53% of the postpaid smartphone base is on an equipment installment program compared to 50% at June 30, 2016. Over 90% of postpaid smartphone gross adds and upgrades for all periods presented were either equipment installment plans or BYOD. While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Connected device subscribers increased 7.0% during the second quarter when compared to March 31, 2017 and 19.7% when compared to June 30, 2016. During the second quarter and first six months of 2017, we added approximately 1.5 million and 3.2 million "connected" cars, respectively, through agreements with various carmakers, and experienced strong growth in other IoT connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Time Warner Inc. Acquisition  In October 2016, we announced an agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. The cash portion of the purchase price will be financed with new debt and cash. The transaction remains subject to review by the U.S. Department of Justice and certain foreign jurisdictions, but is expected to close before year-end 2017. See Note 7 for additional details of the transaction and "Liquidity" for a discussion of our financing arrangements.

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

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states electing to participate in FirstNet. Individual states are currently reviewing participation plans, and as of July 31, 2017, seven states have opted-in to the program. We do not expect FirstNet to materially impact our 2017 results.

Litigation Challenging DIRECTV's NFL SUNDAY TICKET  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. In June 2016, the plaintiffs filed a consolidated amended complaint. We vigorously dispute the allegations the complaints have asserted. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. The court held a hearing on both motions on February 13, 2017. On June 30, 2017, the court granted the NFL defendants' motion to dismiss the complaint without leave to amend, finding that: (1) the plaintiffs did not plead a viable market; (2) the plaintiffs did not plead facts supporting the contention that the exclusive agreement between the NFL and DIRECTV harms competition; (3) the claims failed to overcome the fact that the NFL and its teams must cooperate to sell broadcasts; and (4) the plaintiffs do not have standing to challenge the horizontal agreement among the NFL and the teams. In light of the order granting the motion to dismiss, the court denied DIRECTV's motion to compel arbitration as moot.

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

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and, on August 29, 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC asked the Court of Appeals to reconsider the decision. On May 9, 2017, the Ninth Circuit Court of Appeals granted the FTC's petition for en banc review, which will be conducted by an eleven-judge panel. The court set oral argument for the week of September 18, 2017, in San Francisco. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Labor Contracts As of June 30, 2017, we employed approximately 260,000 persons. Approximately 46% of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

A summary of labor contract negotiations, by region or employee group, is as follows:
•	Approximately 20,000 traditional wireline employees in the Southwest ratified a new contract in April 2017. The new contract will expire in April 2021.
•	Approximately 5,000 traditional wireline employees primarily in the Midwest ratified a new contract in May 2017. The new contract will expire in June 2022.
•	Approximately 20,000 mobility employees across the country are covered by a contract that expired in early 2017. We continue to negotiate with labor representatives.
•
Approximately 15,000 traditional wireline employees in our West region are covered by a contract that expired in April 2016. In July, we reached a tentative agreement on a new four-year contract that will expire in April 2020, if ratified.

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

In March 2017, the FCC circulated a draft order proposing to significantly reduce regulation of the bulk data connections that telecom companies provide to businesses, otherwise known as special access services or business data services. That order, which was adopted on April 20, 2017, maintains light touch pricing regulation of packet-based services, extends such light touch pricing regulation to high-speed TDM transport services and to most of our TDM channel termination services, based on a competitive market test for such services. For those services that do not qualify for light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs.

In October 2016, a sharply divided FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called "edge" providers such as Google and Facebook. On April 3, 2017, the President signed a resolution passed by Congress repealing the new rules under the Congressional Review Act, which prohibits the issuance of a new rule that is substantially the same as a rule repealed under its provisions, or the reissuance of the repealed rule, unless the new or reissued rule is specifically authorized by a subsequent act of Congress. In June 2017, the FCC released an order clarifying that providers of broadband internet access service continue to be subject to privacy

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts requirements under section 222 of The Communications Act of 1934 (Communications Act), but not the more restrictive rules that were adopted in October 2016.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The FCC's decision significantly expands its authority to regulate the provision of fixed and mobile broadband internet access services. AT&T and other providers of broadband internet access services challenged the FCC's decision before the U.S. Court of Appeals for the D.C. Circuit. In June 2016, a panel of the Court of Appeals upheld the FCC's classification of broadband internet access and the attendant rules by a 2-1 vote. In July 2016, AT&T and several of the other parties that challenged the rules filed petitions with the Court of Appeals asking that the case be reheard either by the panel or by the full Court of Appeals. On May 1, 2017, the Court of Appeals denied the rehearing requests, and on July 20, 2017, the United States Supreme Court extended to September 28, 2017 the deadline for filing petitions for certiorari to review the Court of Appeals decision. In May 2017, the FCC initiated a proceeding to reverse its 2015 decision to classify broadband internet access services as telecommunications services. AT&T fully supports an open internet and believes that Congress must pass bipartisan legislation that codifies core principles of net neutrality while maintaining a stable regulatory environment conducive to investment, future innovation and economic growth.

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

We provide wireless services in robustly competitive markets, but are subject to substantial governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers' prices and offerings are generally not subject to state or local regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the areas of consumer protection and the deployment of cell sites and equipment. The anticipated industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of "small cell" equipment and therefore increase the need for a quick permitting process.

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

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

As the wireless industry continues to mature, future wireless growth will become increasingly dependent on our ability to offer innovative video and data services and a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs. To that end, we have:
•	Submitted winning bids for 251 Advanced Wireless Services (AWS) spectrum licenses for a near-nationwide contiguous block of high-quality spectrum in the AWS-3 Auction.
•	Redeployed spectrum previously used for basic 2G services to support more advanced mobile internet services on our 3G and 4G networks.
•	Secured the FirstNet contract, which provides us with access to a nationwide low band 20 MHz of spectrum, assuming all states opt-in.
•
Invested in 5G and millimeter-wave technologies with our in-process acquisition of Fiber Tower Corporation, which holds significant amounts of spectrum in the millimeter wave bands (28 GHz and 39 GHz) that the FCC recently reallocated for mobile broadband services. These bands will help to accelerate our entry into 5G services.

LIQUIDITY AND CAPITAL RESOURCES

In anticipation of the Time Warner transaction, we had $25,617 in cash and cash equivalents available at June 30, 2017. Cash and cash equivalents included cash of $2,801 and money market funds and other cash equivalents of $22,816. Approximately $866 of our cash and cash equivalents resided in foreign jurisdictions and were in foreign currencies; these funds are primarily used to meet working capital requirements of foreign operations.

Cash and cash equivalents increased $19,829 since December 31, 2016. In the first six months of 2017, cash inflows were primarily provided by the issuance of long-term debt, and cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties. We also received a $1,438 deposit refund from the FCC. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, debt repayments, dividends to stockholders, and the acquisition of wireless spectrum and other operations. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first six months of 2017, cash provided by operating activities was $18,160, compared to $18,207 for the first six months of 2016. Lower operating cash flows in 2017 were primarily due to higher cash payments for legal and other settlements, and the timing of working capital payments.

Cash Used in or Provided by Investing Activities
For the first six months of 2017, cash used in investing activities totaled $9,948 and consisted primarily of $10,750 for capital expenditures, excluding interest during construction.

Investing activities also include a refund from the FCC in the amount of $1,438 in April 2017, resulting from the FCC's 600 MHz Auction that concluded in April 2017. We submitted winning bids to purchase spectrum licenses in 18 markets for which we paid $910.

The majority of our capital expenditures are spent on our networks, our video services and related support systems. Capital expenditures, excluding interest during construction, increased $1,048 in the first six months. The increase was primarily due to our continued fiber buildout and timing of build schedules in 2017 compared with 2016. Additionally, in connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing). For the first six months of 2017, vendor financing related to capital investments was $799. We do not report capital expenditures at the segment level.

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

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Cash Provided by or Used in Financing Activities
For the first six months of 2017, cash provided by financing activities totaled $11,617 and included net proceeds of $24,115 primarily from the following long-term debt issuances:
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

•	May issuance of $1,500 floating rate global notes due 2021. The floating rate for the notes is based upon the three-month LIBOR, reset quarterly, plus 95 basis points.
•	May issuance of CAD$600 of 2.850% global notes due 2024 and CAD$750 of 4.850% global notes due 2047 (together, equivalent to $994, when issued).
•	June issuance of £1,000 of 3.550% global notes due 2037, subject to mandatory redemption (equivalent to $1,282 when issued).
•
June issuance of €750 of 1.050% global notes due 2023, €1,750 of 1.800% global notes due 2026, €1,500 of 2.350% global notes due 2029, €1,750 of 3.150% global notes due 2036 and €1,250 of floating rate global notes due 2023, all except the 2036 global notes are subject to mandatory redemption (together, equivalent to $7,883, when issued).

•
June issuance of €750 of 1.050% global notes due 2023, €1,750 of 1.800% global notes due 2026, €1,500 of 2.350% global notes due 2029, €1,750 of 3.150% global notes due 2036 and €1,250 of floating rate global notes due 2023, all except the 2036 global notes are subject to mandatory redemption (together, equivalent to $7,883, when issued).

On July 27, 2017, we initiated a debt offering for $22,500 that will be completed on August 7, 2017. The proceeds will be used for general corporate purposes, including funding the cash consideration for the Time Warner acquisition and are subject to a special mandatory redemption feature described below. Details for the offering are as follows:
•	$750 of floating rate notes due 2023.
•	$1,750 of 2.850% global notes due 2023.
•	$3,000 of 3.400% global notes due 2024.
•	$5,000 of 3.900% global notes due 2027.
•	$4,500 of 4.900% global notes due 2037.
•	$5,000 of 5.150% global notes due 2050.
•	$2,500 of 5.300% global notes due 2058.

For notes subject to mandatory redemption if we do not consummate the Time Warner acquisition pursuant to the merger agreement on or prior to April 22, 2018, or, if prior to such date, the merger agreement is terminated, then in either case, we must redeem certain of the notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued but unpaid interest.

During the first six months of 2017, we redeemed $6,118 of debt, primarily consisting of the following:
•	$1,142 of 2.400% global notes due 2017.
•	$1,000 of 1.600% global notes due 2017.
•	$500 of floating rate notes due 2017.
•	£750 of 5.875% global notes due 2017.
•	$750 repayment of a private financing agreement with Export Development Canada due 2017.
•	$1,150 of 1.700% global notes due 2017.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.3% as of June 30, 2017, compared to 4.2% as of December 31, 2016. We had $142,816

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts of total notes and debentures outstanding at June 30, 2017, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso and Canadian dollar denominated debt that totaled approximately $35,808.

As of June 30, 2017, we had approximately 388 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. During the first six months of 2017, we repurchased approximately 7 million shares totaling $279 under these authorizations. In 2017, we intend to use free cash flow (operating cash flows less construction and capital expenditures) after dividends primarily to pay down debt.

We paid dividends of $6,021 during the first six months of 2017, compared with $5,899 for the first six months of 2016, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in October 2016. Dividends declared by our Board of Directors totaled $0.49 per share in the second quarter and $0.98 per share in the first six months of 2017 and $0.48 per share in the second quarter and $0.96 for the first six months of 2016. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At June 30, 2017, we had $10,831 of debt maturing within one year, $10,662 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2017.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. In May 2017, $1 was redeemed by the holder for $1. If the remainder of the zero-coupon note (issued for principal of $500 in 2007) is held to maturity, the redemption amount will be $1,029.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2015, we entered into a five-year $12,000 revolving credit agreement of which no amounts are outstanding as of June 30, 2017. We also have a $9,155 syndicated credit agreement, of which $4,155 remains outstanding as of June 30, 2017 ($2,286 of which is payable March 2018).

We also enter into various credit arrangements supported by government agencies to support network equipment purchases.

In connection with our pending Merger with Time Warner, we have also entered into a $30,000 bridge loan credit agreement ("Bridge Loan") and a $10,000 term loan agreement ("Term Loan"). Following the June issuances of €7,000 global notes and £1,000 global notes, we reduced the commitments under the Bridge Loan to $21,000. Upon settlement of our July 27, 2017, debt offering, we expect to terminate our bridge loan credit agreement. No amounts will be borrowed under the Term Loan prior to the closing of the Merger. Borrowings under the Term Loan will be used solely to finance a portion of the cash to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related expenses.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of June 30, 2017, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
During the first six months of 2017, we received $957 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Subsequent to the end of the quarter, approximately $1,336 of additional collateral has been returned to AT&T. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 6)

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2017, our debt ratio was 53.3%, compared to 50.5% at June 30, 2016, and 49.9% at December 31, 2016. Our net debt ratio was 43.8% at June 30, 2017, compared to 47.6% at June 30, 2016 and 47.5% at December 31, 2016. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first six months of 2017, we received $2,906 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,294 as of June 30, 2017, and $8,477 as of December 31, 2016, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $280 to the trust during the first six months of 2017. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

AT&T INC.
JUNE 30, 2017

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

	Three Months Ended
	June 30, 2017				June 30, 2016
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$6,528	$8,006	$-	$14,534	$6,948	$7,963	$-	$14,911
Fixed strategic services	-	3,028	(3,028)	-	-	2,805	(2,805)	-
Legacy voice and data services	-	3,508	(3,508)	-	-	4,162	(4,162)	-
Other service and equipment	-	844	(844)	-	-	874	(874)	-
Wireless equipment	1,263	1,721	-	2,984	1,238	1,775	-	3,013
Total Operating Revenues	7,791	17,107	(7,380)	17,518	8,186	17,579	(7,841)	17,924

Operating Expenses
Operations and support	4,520	10,313	(4,636)	10,197	4,680	10,857	(5,036)	10,501
EBITDA	3,271	6,794	(2,744)	7,321	3,506	6,722	(2,805)	7,423
Depreciation and amortization	871	2,335	(1,214)	1,992	932	2,521	(1,372)	2,081
Total Operating Expense	5,391	12,648	(5,850)	12,189	5,612	13,378	(6,408)	12,582
Operating Income	$2,400	$4,459	$(1,530)	$5,329	$2,574	$4,201	$(1,433)	$5,342
[1] Non-wireless (fixed) operations reported in Business Solutions segment.

AT&T INC.
JUNE 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Six Months Ended
	June 30, 2017				June 30, 2016
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$13,137	$15,935	$-	$29,072	$13,891	$15,818	$-	$29,709
Fixed strategic services	-	6,002	(6,002)	-	-	5,556	(5,556)	-
Legacy voice and data services	-	7,138	(7,138)	-	-	8,535	(8,535)	-
Other service and equipment	-	1,661	(1,661)	-	-	1,733	(1,733)	-
Wireless equipment	2,394	3,219	-	5,613	2,623	3,546	-	6,169
Total Operating Revenues	15,531	33,955	(14,801)	34,685	16,514	35,188	(15,824)	35,878

Operating Expenses
Operations and support	9,048	20,489	(9,342)	20,195	9,592	21,659	(10,126)	21,125
EBITDA	6,483	13,466	(5,459)	14,490	6,922	13,529	(5,698)	14,753
Depreciation and amortization	1,744	4,647	(2,402)	3,989	1,854	5,029	(2,746)	4,137
Total Operating Expense	10,792	25,136	(11,744)	24,184	11,446	26,688	(12,872)	25,262
Operating Income	$4,739	$8,819	$(3,057)	$10,501	$5,068	$8,500	$(2,952)	$10,616
[1] Non-wireless (fixed) operations reported in Business Solutions segment.

AT&T INC.
JUNE 30, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At June 30, 2017, we had interest rate swaps with a notional value of $10,775 and a fair value of $15.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $38,694 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,337) at June 30, 2017.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of June 30, 2017.

AT&T INC.
JUNE 30, 2017

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

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality, including the FCC's order classifying broadband as Title II services subject to much more comprehensive regulation; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.

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

•	The extent of competition including from governmental networks and other providers and the resulting pressure on customer totals and segment operating margins.
•	Our ability to develop attractive and profitable product/service offerings to offset increasing competition.
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

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•	Our ability to integrate our acquisition of DIRECTV.
•	Our ability to close our pending acquisition of Time Warner Inc. and successfully integrate its operations.
•	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
•	Our increased exposure to video competition and foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.
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
JUNE 30, 2017

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter 2017, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2017 is as follows:

Period	(a) Total Number of Shares (or Units) Purchased [1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2017 - April 30, 2017	12,802	$41.46	-	395,550,000
May 1, 2017 - May 31, 2017	7,272,174	38.43	7,254,000	388,296,000
June 1, 2017 - June 30, 2017	642,772	38.84	-	388,296,000
Total	7,927,748	$38.43	7,254,000
1 In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
2 Of the shares repurchased, 46,300 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
3 Of the shares repurchased, 627,448 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

AT&T INC.
JUNE 30, 2017

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

August 3, 2017	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer