Form 10-Q
period 2017-09-30
AT&T INC.
filed 2017-11-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                                                                                                                                                              Yes [   ]   No [X]
At October 31, 2017, there were 6,139 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating Revenues
Service	$36,378	$37,272	$109,372	$111,515
Equipment	3,290	3,618	9,498	10,430
Total operating revenues	39,668	40,890	118,870	121,945

Operating Expenses
Cost of services and sales
Equipment	4,191	4,455	12,177	13,090
Broadcast, programming and operations	5,284	4,909	15,156	14,239
Other cost of services (exclusive of depreciation and amortization shown separately below)	9,431	9,526	27,714	28,436
Selling, general and administrative	8,317	9,013	24,917	26,363
Depreciation and amortization	6,042	6,579	18,316	19,718
Total operating expenses	33,265	34,482	98,280	101,846
Operating Income	6,403	6,408	20,590	20,099
Other Income (Expense)
Interest expense	(1,686)	(1,224)	(4,374)	(3,689)
Equity in net income (loss) of affiliates	11	16	(148)	57
Other income (expense) – net	246	(7)	354	154
Total other income (expense)	(1,429)	(1,215)	(4,168)	(3,478)
Income Before Income Taxes	4,974	5,193	16,422	16,621
Income tax expense	1,851	1,775	5,711	5,803
Net Income	3,123	3,418	10,711	10,818
Less: Net Income Attributable to Noncontrolling Interest	(94)	(90)	(298)	(279)
Net Income Attributable to AT&T	$3,029	$3,328	$10,413	$10,539
Basic Earnings Per Share Attributable to AT&T	$0.49	$0.54	$1.69	$1.70
Diluted Earnings Per Share Attributable to AT&T	$0.49	$0.54	$1.69	$1.70
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,162	6,168	6,164	6,171
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,182	6,189	6,184	6,191
Dividends Declared Per Common Share	$0.49	$0.48	$1.47	$1.44
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$3,123	$3,418	$10,711	$10,818
Other comprehensive income (loss), net of tax:
Foreign currency:
Foreign currency translation adjustment (includes $10, $21, $6 and $21 attributable to noncontrolling interest), net of taxes of $74, $(91), $580 and $35	151	(225)	490	(51)
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $28, $28, $72 and $15	45	46	128	25
Reclassification adjustment included in net income, net of taxes of $(50), $(3), $(54) and $(3)	(79)	(5)	(86)	(5)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $178, $240, $(94) and $99	330	446	(174)	183
Reclassification adjustment included in net income, net of taxes of $5, $5, $15 and $15	10	10	29	29
Defined benefit postretirement plans:
Net prior service credit arising during period, net of taxes of $0, $0, $594 and $0	-	-	969	-
Amortization of net prior service credit included in net income, net of taxes of $(157), $(131), $(447) and $(393)	(256)	(215)	(731)	(644)
Other comprehensive income (loss)	201	57	625	(463)
Total comprehensive income	3,324	3,475	11,336	10,355
Less: Total comprehensive income attributable to noncontrolling interest	(104)	(111)	(304)	(300)
Total Comprehensive Income Attributable to AT&T	$3,220	$3,364	$11,032	$10,055
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$48,499	$5,788
Accounts receivable - net of allowances for doubtful accounts of $741 and $661	15,876	16,794
Prepaid expenses	1,258	1,555
Other current assets	10,724	14,232
Total current assets	76,357	38,369
Property, plant and equipment	326,240	319,648
Less: accumulated depreciation and amortization	(199,778)	(194,749)
Property, Plant and Equipment – Net	126,462	124,899
Goodwill	105,668	105,207
Licenses	96,071	94,176
Customer Lists and Relationships – Net	11,573	14,243
Other Intangible Assets – Net	7,775	8,441
Investments in Equity Affiliates	1,627	1,674
Other Assets	18,332	16,812
Total Assets	$443,865	$403,821

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$8,551	$9,832
Accounts payable and accrued liabilities	28,928	31,138
Advanced billing and customer deposits	4,503	4,519
Accrued taxes	2,703	2,079
Dividends payable	3,008	3,008
Total current liabilities	47,693	50,576
Long-Term Debt	154,728	113,681
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	64,381	60,128
Postemployment benefit obligation	31,231	33,578
Other noncurrent liabilities	19,723	21,748
Total deferred credits and other noncurrent liabilities	115,335	115,454

Stockholders' Equity
Common stock ($1 par value, $14,000,000,000 authorized at September 30, 2017 and December 31, 2016: issued 6,495,231,088 at September 30, 2017 and December 31, 2016)	6,495	6,495
Additional paid-in capital	89,527	89,604
Retained earnings	36,074	34,734
Treasury stock (355,897,357 at September 30, 2017 and 356,237,141 at December 31, 2016, at cost)	(12,716)	(12,659)
Accumulated other comprehensive income	5,580	4,961
Noncontrolling interest	1,149	975
Total stockholders' equity	126,109	124,110
Total Liabilities and Stockholders' Equity	$443,865	$403,821
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2017	2016
Operating Activities
Net income	$10,711	$10,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,316	19,718
Undistributed loss (earnings) from investments in equity affiliates	171	(22)
Provision for uncollectible accounts	1,216	1,036
Deferred income tax expense	3,254	3,011
Net loss (gain) from sale of investments, net of impairments	(114)	(88)
Actuarial loss (gain) on pension and postretirement benefits	(259)	-
Changes in operating assets and liabilities:
Accounts receivable	(652)	(1,108)
Other current assets	(106)	1,805
Accounts payable and other accrued liabilities	(1,437)	(1,173)
Equipment installment receivables and related sales	1,116	207
Deferred fulfillment costs	(1,102)	(1,883)
Retirement benefit funding	(420)	(770)
Other - net	(1,420)	(2,349)
Total adjustments	18,563	18,384
Net Cash Provided by Operating Activities	29,274	29,202

Investing Activities
Capital expenditures:
Purchase of property and equipment	(15,756)	(15,283)
Interest during construction	(718)	(669)
Acquisitions, net of cash acquired	1,154	(2,922)
Dispositions	56	184
(Purchases) sales of securities, net	(2)	501
Net Cash Used in Investing Activities	(15,266)	(18,189)

Financing Activities
Issuance of long-term debt	46,761	10,140
Repayment of long-term debt	(10,309)	(10,688)
Purchase of treasury stock	(460)	(444)
Issuance of treasury stock	26	137
Dividends paid	(9,030)	(8,850)
Other	1,715	(534)
Net Cash Provided by (Used in) Financing Activities	28,703	(10,239)
Net increase in cash and cash equivalents	42,711	774
Cash and cash equivalents beginning of year	5,788	5,121
Cash and Cash Equivalents End of Period	$48,499	$5,895
Cash paid during the nine months ended September 30 for:
Interest	$5,031	$4,430
Income taxes, net of refunds	$1,861	$3,166
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2017
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,604
Issuance of treasury stock		4
Share-based payments		(81)
Balance at end of period		$89,527

Retained Earnings
Balance at beginning of year		$34,734
Net income attributable to AT&T ($1.69 per diluted share)		10,413
Dividends to stockholders ($1.47 per share)		(9,075)
Other		2
Balance at end of period		$36,074

Treasury Stock
Balance at beginning of year	(356)	$(12,659)
Repurchase and acquisition of common stock	(14)	(530)
Issuance of treasury stock	14	473
Balance at end of period	(356)	$(12,716)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$4,961
Other comprehensive income attributable to AT&T		619
Balance at end of period		$5,580

Noncontrolling Interest
Balance at beginning of year		$975
Net income attributable to noncontrolling interest		298
Distributions		(270)
Acquisition of noncontrolling interest		140
Translation adjustments attributable to noncontrolling interest, net of taxes		6
Balance at end of period		$1,149

Total Stockholders' Equity at beginning of year		$124,110
Total Stockholders' Equity at end of period		$126,109
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2017

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

Revenue Recognition  In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASC 606), and has modified the standard thereafter. This standard replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASC 606, as amended, becomes effective for annual reporting periods beginning after December 15, 2017, at which point we plan to adopt the standard using the "modified retrospective method." Under that method, we will apply the rules to all open contracts existing as of January 1, 2018, recognizing in beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to previous accounting standards.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerators
Numerator for basic earnings per share:
Net Income	$3,123	$3,418	$10,711	$10,818
Less: Net income attributable to noncontrolling interest	(94)	(90)	(298)	(279)
Net Income attributable to AT&T	3,029	3,328	10,413	10,539
Dilutive potential common shares:
Share-based payment	3	3	9	9
Numerator for diluted earnings per share	$3,032	$3,331	$10,422	$10,548
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,162	6,168	6,164	6,171
Dilutive potential common shares:
Share-based payment (in shares)	20	21	20	20
Denominator for diluted earnings per share	6,182	6,189	6,184	6,191
Basic earnings per share attributable to AT&T	$0.49	$0.54	$1.69	$1.70
Diluted earnings per share attributable to AT&T	$0.49	$0.54	$1.69	$1.70

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated other comprehensive income (accumulated OCI) are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)		$541		$744		$5,671		$4,961
Other comprehensive income (loss) before reclassifications	484		128		(174)		969		1,407
Amounts reclassified from accumulated OCI	-	[1]	(86)	[1]	29	[2]	(731)	[3]	(788)
Net other comprehensive income (loss)	484		42		(145)		238		619
Balance as of September 30, 2017	$(1,511)		$583		$599		$5,909		$5,580

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2015	$(1,198)		$484		$16		$6,032		$5,334
Other comprehensive income (loss) before reclassifications	(72)		25		183		-		136
Amounts reclassified from accumulated OCI	-	[1]	(5)	[1]	29	[2]	(644)	[3]	(620)
Net other comprehensive income (loss)	(72)		20		212		(644)		(484)
Balance as of September 30, 2016	$(1,270)		$504		$228		$5,388		$4,850
[1]	(Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[2]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 6).
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

AT&T INC.
SEPTEMBER 30, 2017

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

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as our satellite fleet. Our domestic communications business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our asset base. Therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended September 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$17,061	$10,233	$6,828	$2,325	$4,503	$-	$4,503
Entertainment Group	12,648	9,953	2,695	1,379	1,316	(6)	1,310
Consumer Mobility	7,748	4,551	3,197	877	2,320	-	2,320
International	2,099	1,937	162	304	(142)	17	(125)
Segment Total	39,556	26,674	12,882	4,885	7,997	$11	$8,008
Corporate and Other	201	89	112	21	91
Acquisition-related items	-	134	(134)	1,136	(1,270)
Certain significant items	(89)	326	(415)	-	(415)
AT&T Inc.	$39,668	$27,223	$12,445	$6,042	$6,403

For the nine months ended September 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Business Solutions	$51,016	$30,722	$20,294	$6,972	$13,322	$-	$13,322
Entertainment Group	37,953	29,112	8,841	4,256	4,585	(23)	4,562
Consumer Mobility	23,279	13,599	9,680	2,621	7,059	-	7,059
International	6,054	5,468	586	905	(319)	62	(257)
Segment Total	118,302	78,901	39,401	14,754	24,647	$39	$24,686
Corporate and Other	657	397	260	54	206
Acquisition-related items	-	622	(622)	3,508	(4,130)
Certain significant items	(89)	44	(133)	-	(133)
AT&T Inc.	$118,870	$79,964	$38,906	$18,316	$20,590

AT&T INC.
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Business Solutions	$4,503	$4,303	$13,322	$12,803
Entertainment Group	1,310	1,488	4,562	4,734
Consumer Mobility	2,320	2,572	7,059	7,640
International	(125)	(53)	(257)	(421)
Segment Contribution	8,008	8,310	24,686	24,756
Reconciling Items:
Corporate and Other	91	(17)	206	(235)
Merger and integration charges	(134)	(290)	(622)	(818)
Amortization of intangibles acquired	(1,136)	(1,282)	(3,508)	(3,949)
Actuarial gain (loss)	-	-	259	-
Employee separation costs	(208)	(260)	(268)	(314)
Gain (loss) on wireless spectrum transactions	-	(22)	181	714
Natural disaster costs and revenue credits	(207)	(30)	(207)	(30)
Venezuela devaluation	-	-	(98)	-
Segment equity in net (income) loss of affiliates	(11)	(1)	(39)	(25)
AT&T Operating Income	6,403	6,408	20,590	20,099
Interest expense	1,686	1,224	4,374	3,689
Equity in net income (loss) of affiliates	11	16	(148)	57
Other income (expense) - net	246	(7)	354	154
Income Before Income Taxes	$4,974	$5,193	$16,422	$16,621

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility II), the primary holding company for our domestic wireless business, to the pension trust used to pay benefits under our qualified pension plans. The preferred equity interest had a value of $9,354 at September 30, 2017. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by Mobility II to the trust, in equal amounts and accounted for as contributions. Mobility II distributed $420 to the trust during the nine months ended September 30, 2017. So long as those distributions are made, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

The preferred equity interest is not transferable by the trust except through its put and call features. In early September 2017, AT&T notified the trust and the fiduciary of the preferred equity interest that AT&T committed that it would not exercise its call option of the preferred interest until at least September 9, 2022, which resulted in an increase in the fair value of the preferred interest of approximately $1,245.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

We recognize actuarial gains and losses on pension and postretirement plan assets in our operating results at our annual measurement date of December 31, unless earlier remeasurements are required. During the second quarter of 2017, a substantive plan change involving the frequency of considering potential health reimbursement account credit increases was communicated to our retirees. This plan change triggered a remeasurement of our postretirement obligations and resulted in additional prior service credits recognized in other comprehensive income, reducing our liability by $1,563. Such credits amortize through earnings over a period approximating the average service period to full eligibility. Upon our adoption of ASU 2017-07, the amortization of these prior service credits will be recorded in other income (expense) – net.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension cost:
Service cost – benefits earned during the period	$282	$278	$846	$834
Interest cost on projected benefit obligation	484	495	1,452	1,485
Expected return on assets	(783)	(778)	(2,350)	(2,336)
Amortization of prior service credit	(31)	(26)	(93)	(77)
Net pension (credit) cost	$(48)	$(31)	$(145)	$(94)

Postretirement cost:
Service cost – benefits earned during the period	$32	$48	$107	$144
Interest cost on accumulated postretirement benefit obligation	193	243	617	729
Expected return on assets	(81)	(88)	(240)	(266)
Amortization of prior service credit	(382)	(320)	(1,084)	(958)
Actuarial (gain) loss	-	-	(259)	-
Net postretirement (credit) cost	$(238)	$(117)	$(859)	$(351)

Combined net pension and postretirement (credit) cost	$(286)	$(148)	$(1,004)	$(445)

As part of our second-quarter 2017 remeasurement, we decreased the weighted-average discount rate used to measure our postretirement benefit obligation to 4.10%. The discount rate in effect for determining postretirement service and interest costs after remeasurement is 4.50% and 3.30%, respectively.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the third quarter ended 2017 and 2016, net supplemental pension benefits costs not included in the table above were $22 and $23. For the first nine months of 2017 and 2016, net supplemental pension benefit costs were $67 and $70.

AT&T INC.
SEPTEMBER 30, 2017

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

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures [1]	$162,450	$171,025	$122,381	$128,726
Bank borrowings	2	2	4	4
Investment securities	2,565	2,565	2,587	2,587
[1] Includes credit agreement borrowings.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Following is the fair value leveling for available-for-sale securities and derivatives as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,274	$-	$-	$1,274
International equities	380	-	-	380
Fixed income bonds	-	659	-	659
Asset Derivatives [1]
Interest rate swaps	-	45	-	45
Cross-currency swaps	-	967	-	967
Liability Derivatives [1]
Interest rate swaps	-	(34)	-	(34)
Cross-currency swaps	-	(1,809)	-	(1,809)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Available-for-Sale Securities
Domestic equities	$1,215	$-	$-	$1,215
International equities	594	-	-	594
Fixed income bonds	-	508	-	508
Asset Derivatives [1]
Interest rate swaps	-	79	-	79
Cross-currency swaps	-	89	-	89
Liability Derivatives [1]
Interest rate swaps	-	(14)	-	(14)
Cross-currency swaps	-	(3,867)	-	(3,867)
[1] Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" in our consolidated balance sheets.

Investment Securities
Our investment securities include equities, fixed income bonds and other securities. A substantial portion of the fair values of our available-for-sale securities was estimated based on quoted market prices. Investments in securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Realized gains and losses on securities are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated OCI. Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment. Fixed income investments of $509 have maturities of less than one year, $33 within one to three years, $32 within three to five years and $85 for five or more years.

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
SEPTEMBER 30, 2017

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the nine months ended September 30, 2017 and September 30, 2016, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the nine months ended September 30, 2017 and September 30, 2016, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the nine months ended September 30, 2017 and September 30, 2016, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2017, we had posted

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

collateral of $837 (a deposit asset) and held collateral of $338 (a receipt liability). Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $141. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $221. At December 31, 2016, we had posted collateral of $3,242 (a deposit asset) and held no collateral. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2017	2016
Interest rate swaps	$10,775	$9,650
Cross-currency swaps	38,694	29,642
Total	$49,469	$39,292

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2017	2016	2017	2016
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(3)	$(54)	$(51)	$17
Gain (Loss) on long-term debt	3	54	51	(17)

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were offset against interest expense.

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2017	2016	2017	2016
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$429	$686	$(268)	$282
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	79	-	-	-
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(44)

NOTE 7. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions
Auction 1000 On April 13, 2017, the Federal Communications Commission (FCC) announced that we were the successful bidder for $910 of spectrum in 18 markets. We provided the FCC an initial deposit of $2,348 in July 2016 and received a refund of $1,438 in April 2017, which was recorded as cash from investing activities on our consolidated statements of cash flows.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Dispositions
YP Holdings LLC  In June 2017, YP Holdings LLC was acquired by Dex Media. Our results include a gain of $36 for our portion of the proceeds.

Pending Acquisitions
Time Warner Inc.  On October 22, 2016, we entered into and announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at September 30, 2017, the total transaction value is approximately $105,834. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. If the average stock price (as defined in the Merger Agreement) at the time of closing the Merger is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding. The cash portion of the purchase price will be financed with new debt and cash.

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

The Merger Agreement was approved by Time Warner shareholders on February 15, 2017. The transaction has been approved by all requisite foreign jurisdictions and remains subject to review by the U.S. Department of Justice. The transaction is expected to close before year-end 2017. If the Merger is terminated as a result of reaching the termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied) or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances, we would be obligated to pay Time Warner $500. On October 20, 2017, to facilitate obtaining final regulatory approval required to close the merger, AT&T and Time Warner elected to extend the October 22, 2017 termination date of the agreement for a short period of time.

Other Events
FirstNet  On March 30, 2017, the First Responder Network Authority (FirstNet) announced its selection of AT&T to build and manage the first nationwide broadband network dedicated to America's first responders. FirstNet will provide 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the next five years to support network buildout. We expect to spend about $40,000, in part recoverable from FirstNet, over the life of the 25-year contract to build, operate and maintain the network. AT&T will construct and operate the network and provide sustainability payments to FirstNet. Sustainability payments are required to be used for the operating expenses of FirstNet and to fund network improvements included in our $40,000 estimate. FirstNet's operating expenses are anticipated to be in the $75-$100 range annually, and when adjusted for inflation, we expect to be in the $3,000 range over the life of the 25-year contract. After FirstNet's operating expenses are paid, we anticipate that the remaining amount, expected to be in the $15,000 range, will be reinvested into the network. As of November 2, 2017, 30 states and territories have opted-in to the program, representing 38%, or approximately $6,900, of this total sustainability payment commitment. The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states and territories electing to participate in FirstNet.

States have until December 28, 2017 to elect to opt-out of the federally funded program, after which any state that did not formally make an election will automatically be opted-in. We do not expect FirstNet to materially impact our 2017 results.

AT&T INC.
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 8. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a period of up to 30 months and, in many cases, they have the right to trade in the original equipment for a new device within a set period and have the remaining unpaid balance satisfied. As of September 30, 2017 and December 31, 2016, gross equipment installment receivables of $4,176 and $5,665 were included on our consolidated balance sheets, of which $2,485 and $3,425 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transfer certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Since 2014, we have made beneficial modifications to the agreement. During 2017, we modified the agreement and entered into a second uncommitted agreement with the Purchasers such that we receive more upfront cash consideration at the time the receivables are transferred to the Purchasers. Additionally, in the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the Purchasers equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation to the Purchasers for this estimated amount at the time the receivables are transferred. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. Since inception, cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $4,019.

The following table sets forth a summary of equipment installment receivables sold during the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross receivables sold	$1,619	$1,485	$6,217	$5,812
Net receivables sold [1]	1,478	1,336	5,698	5,263
Cash proceeds received	1,292	891	4,139	3,538
Deferred purchase price recorded	285	463	1,767	1,745
Guarantee obligation recorded	65	-	139	-
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
SEPTEMBER 30, 2017

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price during the three months and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Fair value of repurchased receivables	$567	$749	$1,281	$1,281
Carrying value of deferred purchase price	507	722	1,147	1,261
Gain (loss) on repurchases [1]	$60	$27	$134	$20
[1] These gains (losses) are included in "Selling, general and administrative" in the consolidated statements of income.

At September 30, 2017 and December 31, 2016, our deferred purchase price receivable was $3,170 and $3,090, respectively, of which $2,023 and $1,606 are included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

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

Derecognized Installment Receivables
The following table sets forth a summary of equipment installment receivables that were sold to Purchasers and are no longer considered our assets.

2017
Outstanding derecognized receivables at January 1,	$7,232
Gross receivables sold	6,217
Collections on cash purchase price	(3,556)
Collections on deferred purchase price	(665)
Trade ins and other	(295)
Fair value of repurchased receivables	(1,281)
Outstanding derecognized receivables at September 30,	$7,652

AT&T INC.
SEPTEMBER 30, 2017

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

Consolidated Results  Our financial results in the third quarter and for the first nine months of 2017 and 2016 are summarized as follows:

	Third Quarter			Nine-Month Period
			Percent			Percent
	2017	2016	Change	2017	2016	Change
Operating Revenues
Service	$36,378	$37,272	(2.4)%	$109,372	$111,515	(1.9)%
Equipment	3,290	3,618	(9.1)	9,498	10,430	(8.9)
Total Operating Revenues	39,668	40,890	(3.0)	118,870	121,945	(2.5)

Operating expenses
Cost of services and sales
Equipment	4,191	4,455	(5.9)	12,177	13,090	(7.0)
Broadcast, programming and operations	5,284	4,909	7.6	15,156	14,239	6.4
Other cost of services	9,431	9,526	(1.0)	27,714	28,436	(2.5)
Selling, general and administrative	8,317	9,013	(7.7)	24,917	26,363	(5.5)
Depreciation and amortization	6,042	6,579	(8.2)	18,316	19,718	(7.1)
Total Operating Expenses	33,265	34,482	(3.5)	98,280	101,846	(3.5)
Operating Income	6,403	6,408	(0.1)	20,590	20,099	2.4
Income Before Income Taxes	4,974	5,193	(4.2)	16,422	16,621	(1.2)
Net Income	3,123	3,418	(8.6)	10,711	10,818	(1.0)
Net Income Attributable to AT&T	$3,029	$3,328	(9.0)%	$10,413	$10,539	(1.2)%

Overview

Operating revenues decreased $1,222, or 3.0%, in the third quarter and $3,075, or 2.5%, for the first nine months of 2017.
Service revenues decreased $894, or 2.4%, in the third quarter and $2,143, or 1.9%, for the first nine months of 2017. The decreases were primarily due to continued declines in legacy wireline voice and data products and lower wireless service revenues reflecting increased adoption of unlimited plans. Additionally, we waived $89 in service revenues for customers in areas affected by natural disasters during the third quarter of 2017. These were partially offset by increased revenues from strategic business services.

Equipment revenues decreased $328, or 9.1%, in the third quarter and $932, or 8.9%, for the first nine months of 2017. The decreases were primarily due to lower wireless handset sales and upgrades. Equipment revenue is becoming increasingly unpredictable as many customers are choosing to upgrade devices less frequently or are bringing their own devices.

Operating expenses decreased $1,217, or 3.5%, in the third quarter and $3,566, or 3.5%, for the first nine months of 2017.
Equipment expenses decreased $264, or 5.9%, in the third quarter and $913, or 7.0%, for the first nine months of 2017. The decreases were driven by a decline in devices sold reflecting a change in customer buying habits.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Broadcast, programming and operations expenses increased $375, or 7.6%, in the third quarter and $917, or 6.4%, for the first nine months of 2017, reflecting annual content cost increases and additional programming costs for DIRECTV NOW.

Other cost of services expenses decreased $95, or 1.0%, in the third quarter and $722, or 2.5%, for the first nine months of 2017. The decreases reflect our continued focus on cost management and the utilization of automation and digitalization where appropriate, as well as lower Federal Universal Service Fund (USF) rates and fees. The decrease for the first nine months also includes an actuarial gain from the second-quarter 2017 remeasurement of our postretirement benefit obligation. These expense declines were partially offset by an increase in amortization of deferred customer fulfillment cost.

Selling, general and administrative expenses decreased $696, or 7.7%, in the third quarter and $1,446, or 5.5%, for the first nine months of 2017. The decreases were attributable to our disciplined cost management, lower selling and wireless commission costs from reduced volumes, fewer advertising costs, and, for the nine month period, the actuarial gain resulting from the second-quarter remeasurement of our postretirement benefit obligation. The decreases in the third quarter were partially offset by costs arising from natural disasters, and, for the first nine months, lower gains on wireless spectrum transactions during 2017 than in the comparable period of 2016. We are continuing to assess network damage from the natural disasters that occurred in the third quarter as well as the recent fires in California, and expect additional pressure in the fourth quarter.

Depreciation and amortization expense decreased $537, or 8.2%, in the third quarter and $1,402, or 7.1%, for the first nine months of 2017. Depreciation expense decreased $393, or 7.4%, in the third quarter and $962, or 6.1%, for the first nine months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage values of certain assets associated with our transition to an IP-based network, which accounted for $327 of the decrease in the third quarter and $980 of the decrease for the first nine months. Also contributing to lower depreciation expenses were network assets becoming fully depreciated. These decreases were partially offset by increases resulting from ongoing capital spending for upgrades and expansion.

Amortization expense decreased $144, or 11.2%, in the third quarter and $440, or 11.1%, for the first nine months of 2017 due to lower amortization of intangibles for the customer lists associated with acquisitions.

Operating income decreased $5, or 0.1%, in the third quarter and increased $491, or 2.4%, for the first nine months of 2017. Our operating income margin in the third quarter increased from 15.7% in 2016 to 16.1% in 2017, and for the first nine months increased from 16.5% in 2016 to 17.3% in 2017.

Interest expense increased $462, or 37.7%, in the third quarter and $685, or 18.6%, for the first nine months of 2017. The increases were primarily due to higher debt balances in anticipation of closing our acquisition of Time Warner Inc. (Time Warner) and an increase in average interest rates when compared to the prior year. Financing fees related to pending acquisitions also contributed to higher interest expense in 2017.

Equity in net income (loss) of affiliates decreased $5, or 31.3%, in the third quarter and $205 for the first nine months of 2017, predominantly from losses from our legacy publishing business (which we sold in June 2017), partially offset by income from our investments in video-related businesses.

Other income (expense) – net increased $253 in the third quarter and $200 for the first nine months. The increases were primarily due to higher net gains from the sale of non-strategic assets and investments of $123 and $26, respectively, and growth in interest and dividend income of $91 and $146, including interest on cash held in anticipation of closing our acquisition of Time Warner.

Income taxes increased $76, or 4.3%, in the third quarter and decreased $92, or 1.6%, for the first nine months of 2017. Our effective tax rate was 37.2% in the third quarter and 34.8% for the first nine months of 2017, as compared to 34.2% in the third quarter and 34.9% for the first nine months of 2016. The increase in the third quarter was primarily due to state-level legislation changes that resulted in a remeasurement of our deferred tax liabilities offset by lower income before income taxes. The decrease for the first nine months of 2017 was primarily due to lower income before income taxes and the

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts recognition of tax benefits related to the restructuring of a portion of our wireless business offset by state-level legislation changes.

Selected Financial and Operating Data
	September 30,
Subscribers and connections in (000s)	2017	2016
Domestic wireless subscribers	138,826	133,338
Mexican wireless subscribers	13,779	10,698
North American wireless subscribers	152,605	144,036

North American branded subscribers	106,098	100,821
North American branded net additions	2,782	3,881

Domestic satellite and over-the-top video subscribers	21,392	20,777
AT&T U-verse® (U-verse) video subscribers	3,718	4,544
Latin America satellite video subscribers [1]	13,490	12,476
Total video subscribers	38,600	37,797

Total domestic broadband connections	15,715	15,618

Network access lines in service	12,249	14,603
U-verse VoIP connections	5,774	5,707

Debt ratio [2]	56.4%	50.1%
Net debt ratio [3]	39.7%	47.8%
Ratio of earnings to fixed charges [4]	3.55	3.91
Number of AT&T employees	256,800	273,140
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. At June 30, 2017, SKY Mexico had 8.0 million subscribers.
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
SEPTEMBER 30, 2017

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

Our operating assets are utilized by multiple segments and consist of our wireless and wired networks as well as an international satellite fleet. Our domestic communications business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our asset base. Therefore asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment. In expectation of the close of our acquisition of Time Warner, we are beginning to realign our operations and strategies. We are pushing down administrative activities into the business units to better manage costs and serve our customers.

Business Solutions
Segment Results
	Third Quarter			Nine-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Wireless service	$8,034	$8,050	(0.2)%	$23,969	$23,868	0.4%
Fixed strategic services	3,087	2,913	6.0	9,089	8,469	7.3
Legacy voice and data services	3,434	4,042	(15.0)	10,572	12,577	(15.9)
Other service and equipment	852	886	(3.8)	2,513	2,619	(4.0)
Wireless equipment	1,654	1,876	(11.8)	4,873	5,422	(10.1)
Total Segment Operating Revenues	17,061	17,767	(4.0)	51,016	52,955	(3.7)

Segment operating expenses
Operations and support	10,233	10,925	(6.3)	30,722	32,584	(5.7)
Depreciation and amortization	2,325	2,539	(8.4)	6,972	7,568	(7.9)
Total Segment Operating Expenses	12,558	13,464	(6.7)	37,694	40,152	(6.1)
Segment Operating Income	4,503	4,303	4.6	13,322	12,803	4.1
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$4,503	$4,303	4.6%	$13,322	$12,803	4.1%

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Business Solutions segment:

	September 30,		Percent
(in 000s)	2017	2016	Change
Business Wireless Subscribers
Postpaid/Branded	51,412	50,014	2.8%
Reseller	77	58	32.8
Connected devices [1]	35,909	29,355	22.3
Total Business Wireless Subscribers	87,398	79,427	10.0

Business IP Broadband Connections	1,017	963	5.6%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2017	2016	Change	2017	2016	Change

Business Wireless Net Additions [1,4]
Postpaid/Branded	15	191	(92.1)%	(74)	509	-%
Reseller	2	1	-	3	(34)	-
Connected devices [2]	2,292	1,290	77.7	7,015	4,067	72.5
Business Wireless Net Subscriber Additions	2,309	1,482	55.8	6,944	4,542	52.9

Business Wireless Postpaid Churn [1,3,4]	1.01%	0.97%	4 BP	1.02%	0.97%	5 BP

Business IP Broadband Net Additions	25	15	66.7%	41	52	(21.2)%
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
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

Operating Revenues decreased $706, or 4.0%, in the third quarter and $1,939, or 3.7%, for the first nine months of 2017. Revenue declines reflect technological shifts away from legacy products, as well as decreasing wireless equipment revenues resulting from changes in customer buying habits. These decreases were partially offset by fixed strategic services, which represent 41% of non-wireless revenues. Our revenues continue to be pressured by slower fixed business investment.

Wireless service revenues decreased $16, or 0.2%, in the third quarter and increased $101, or 0.4%, for the first nine months of 2017. The decrease in the third quarter was primarily due to customers shifting to our unlimited plans as well as fewer migrations from our Consumer Mobility segment during the quarter. The increase in the first nine months was primarily due to the migration of customers from our Consumer Mobility segment.

At September 30, 2017, we served 87.4 million subscribers, an increase of 10.0% from the prior year. Postpaid subscribers increased 2.8% from the prior year reflecting the addition of new customers as well as migrations from our Consumer Mobility segment, partially offset by continuing competitive pressures in the industry. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 22.3% from the prior year reflecting growth in our connected car business and other data centric devices that utilize the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT).

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. In the third quarter, business wireless postpaid churn increased to 1.01% in 2017 from 0.97% in 2016, and for the first nine months increased to 1.02% in 2017 from 0.97% in 2016.

Fixed strategic services revenues increased $174, or 6.0%, in the third quarter and $620, or 7.3%, for the first nine months of 2017. Our revenues increased in the third quarter and first nine months of 2017 primarily due to: Ethernet of $77 and $243; Dedicated Internet services of $46 and $150; and VoIP of $41 and $159, respectively.

Legacy wired voice and data service revenues decreased $608, or 15.0%, in the third quarter and $2,005, or 15.9%, for the first nine months of 2017. In the third quarter and first nine months of 2017, legacy voice billings decreased $324 and $1,068 and traditional data billings decreased $284 and $937, respectively. These decreases were primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors.

Wireless equipment revenues decreased $222, or 11.8%, in the third quarter and $549, or 10.1%, for the first nine months of 2017. The decreases were primarily due to decreases in device upgrades reflecting a change in customer buying habits.

Operations and support expenses decreased $692, or 6.3%, in the third quarter and $1,862, or 5.7%, for the first nine months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses in the third quarter and first nine months were primarily due to lower equipment sales and wireless upgrade transactions, which decreased equipment costs by $336 and $732, and efforts to automate and digitize our support activities improved results $146 and $543, respectively. As of September 30, 2017, approximately 45% of our network functions have been moved to software-based systems. Expense reductions also reflect lower administrative costs, contributing to a reduction in expenses of $49 and $213, and fewer traffic compensation and wireless interconnect costs, resulting in declines of $44 and $155, respectively, in access and interconnect costs. Lower selling and wireless commission costs also contributed to decreased expenses for the first nine months.

Depreciation expense decreased $214, or 8.4%, in the third quarter and $596, or 7.9%, for the first nine months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain network assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased $200, or 4.6%, in the third quarter and $519, or 4.1%, for the first nine months of 2017. Our Business Solutions segment operating income margin in the third quarter increased from 24.2% in 2016 to 26.4% in 2017, and for the first nine months increased from 24.2% in 2016 to 26.1% in 2017. Our Business Solutions EBITDA margin in the third quarter increased from 38.5% in 2016 to 40.0% in 2017, and for the first nine months increased from 38.5% in 2016 to 39.8% in 2017.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Segment Results
	Third Quarter			Nine-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Video entertainment	$9,200	$9,026	1.9%	$27,373	$26,893	1.8%
High-speed internet	1,916	1,892	1.3	5,784	5,562	4.0
Legacy voice and data services	949	1,168	(18.8)	3,010	3,725	(19.2)
Other service and equipment	583	634	(8.0)	1,786	1,909	(6.4)
Total Segment Operating Revenues	12,648	12,720	(0.6)	37,953	38,089	(0.4)

Segment operating expenses
Operations and support	9,953	9,728	2.3	29,112	28,875	0.8
Depreciation and amortization	1,379	1,504	(8.3)	4,256	4,481	(5.0)
Total Segment Operating Expenses	11,332	11,232	0.9	33,368	33,356	-
Segment Operating Income	1,316	1,488	(11.6)	4,585	4,733	(3.1)
Equity in Net Income (Loss) of Affiliates	(6)	-	-	(23)	1	-
Segment Contribution	$1,310	$1,488	(12.0)%	$4,562	$4,734	(3.6)%

The following tables highlight other key measures of performance for the Entertainment Group segment:

	September 30,		Percent
(in 000s)	2017	2016	Change
Video Connections
Satellite	20,605	20,777	(0.8)%
U-verse	3,691	4,515	(18.3)
DIRECTV NOW [1]	787	-	-
Total Video Connections	25,083	25,292	(0.8)

Broadband Connections
IP	13,367	12,752	4.8
DSL	964	1,424	(32.3)
Total Broadband Connections	14,331	14,176	1.1

Retail Consumer Switched Access Lines	4,996	6,155	(18.8)
U-verse Consumer VoIP Connections	5,337	5,378	(0.8)
Total Retail Consumer Voice Connections	10,333	11,533	(10.4)%
[1] Consistent with industry practice, DIRECTV NOW includes over-the-top connections that are on a free-trial.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2017	2016	Change	2017	2016	Change
Video Net Additions
Satellite [1]	(251)	323	-%	(407)	993	-%
U-verse [1]	(134)	(326)	58.9	(562)	(1,099)	48.9
DIRECTV NOW [2]	296	-	-	520	-	-
Net Video Additions	(89)	(3)	-	(449)	(106)	-

Broadband Net Additions
IP	125	156	(19.9)	479	396	21.0
DSL	(96)	(161)	40.4	(327)	(506)	35.4
Net Broadband Additions	29	(5)	-%	152	(110)	-%
[1] Includes disconnections for customers that migrated to DIRECTV NOW.
[2] Consistent with industry practice, DIRECTV NOW includes over-the-top connections that are on a free-trial.

Operating revenues decreased $72, or 0.6%, in the third quarter and $136, or 0.4%, for the first nine months of 2017, largely due to lower revenues from legacy voice and data products, partially offset by growth in revenues from consumer IP broadband services.

As consumers continue to demand more mobile access to video, we provide streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. In November 2016, we launched DIRECTV NOW, our newest video streaming option that does not require either satellite or U-verse service (commonly called over-the-top video service).

Video entertainment revenues increased $174, or 1.9%, in the third quarter and $480, or 1.8%, for the first nine months of 2017. These increases include a third-quarter 2017 pay-per-view event and reflect a 4.5% and 3.3% increase in average revenue per linear (combined satellite and U-verse) video connection. Advertising revenues also increased $41 and $113, respectively.

Linear video subscriber losses, and associated margin pressure, continued their recent trend, with some of the losses due to the impact from hurricanes as well as tightening of our credit policies. We are also seeing the impact of customers wanting mobile and over-the-top offerings, which is contributing to growth in DIRECTV NOW connections and partially offsetting linear video subscriber losses. DIRECTV NOW connections continue to grow as we add eligible devices and increase content choices. Our strategy to bundle services has positively impacted subscriber trends and churn, with customers who bundle our wireless and video having nearly half the rate of churn as customers with a single service. Customers with linear video but no wireless service through AT&T increased churn during the quarter, partially due to pricing increases associated with annual content cost increases and involuntary churn.

High-speed internet revenues increased $24, or 1.3%, in the third quarter and $222, or 4.0%, for the first nine months of 2017, reflecting a 4.8% increase in IP broadband subscribers when compared to the prior year. Average revenue per IP broadband connection (ARPU) decreased 3.7% in the third quarter and 0.8% for the first nine months of 2017. Our bundling strategy is also helping to lower churn for broadband subscribers, with subscribers who bundle broadband with another AT&T service having about 30% lower churn than broadband-only subscribers. To compete more effectively against other broadband providers in the midst of ongoing declines in DSL subscribers, we continued to deploy our all-fiber, high-speed wireline network, which has improved customer retention rates. We also expect our planned 5G national deployment to aid our ability to provide more locations with competitive broadband speeds.

Legacy voice and data service revenues decreased $219, or 18.8%, in the third quarter and $715, or 19.2%, for the first nine months of 2017. For the nine months ended September 30, 2017, legacy voice and data services represented approximately 8% of our total Entertainment Group revenue compared to 10% for the September 30, 2016 period, and reflect third quarter and year to date decreases of $148 and $483 in local voice and long-distance, and $70 and $232 in traditional data billings, respectively. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts competitors. At September 30, 2017, approximately 7% of our broadband connections were DSL compared to 10% at September 30, 2016.

Operations and support expenses increased $225, or 2.3%, in the third quarter and increased $237, or 0.8%, for the first nine months of 2017. Operations and support expenses consist of costs associated with providing video content, and expenses incurred to provide our products and services, which include costs of operating and maintaining our networks, as well as personnel charges for compensation and benefits.

Increased operations and support expenses in the third quarter and for the first nine months of 2017 were primarily due to annual content cost increases, a pay-per-view event, deferred customer fulfillment cost amortization, and video platform development costs. Partially offsetting these increases were the impact of our ongoing focus on cost efficiencies and merger synergies, as well as workforce reductions and lower marketing costs.

Depreciation expense decreased $125, or 8.3%, in the third quarter, and $225, or 5.0%, for the first nine months of 2017. The decreases were primarily due to our fourth-quarter 2016 change in estimated useful lives and salvage value of certain assets. Also contributing to lower depreciation expenses were network assets becoming fully depreciated. These decreases were offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $172, or 11.6%, in the third quarter and $148, or 3.1%, for the first nine months of 2017. Our Entertainment Group segment operating income margin in third quarter decreased from 11.7% in 2016 to 10.4% in 2017, and for the first nine months decreased from 12.4% in 2016 to 12.1% in 2017. Our Entertainment Group segment EBITDA margin in the third quarter decreased from 23.5% in 2016 to 21.3% in 2017, and for the first nine months decreased from 24.2% in 2016 to 23.3% in 2017.

Consumer Mobility
Segment Results
	Third Quarter			Nine-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Segment operating revenues
Service	$6,507	$6,914	(5.9)%	$19,644	$20,805	(5.6)%
Equipment	1,241	1,353	(8.3)	3,635	3,976	(8.6)
Total Segment Operating Revenues	7,748	8,267	(6.3)	23,279	24,781	(6.1)

Segment operating expenses
Operations and support	4,551	4,751	(4.2)	13,599	14,343	(5.2)
Depreciation and amortization	877	944	(7.1)	2,621	2,798	(6.3)
Total Segment Operating Expenses	5,428	5,695	(4.7)	16,220	17,141	(5.4)
Segment Operating Income	2,320	2,572	(9.8)	7,059	7,640	(7.6)
Equity in Net Income of Affiliates	-	-	-	-	-	-
Segment Contribution	$2,320	$2,572	(9.8)%	$7,059	$7,640	(7.6)%

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Consumer Mobility segment:

	September 30,		Percent
(in 000s)	2017	2016	Change
Consumer Mobility Subscribers
Postpaid	26,003	27,374	(5.0)%
Prepaid [2]	15,136	13,035	16.1
Branded	41,139	40,409	1.8
Reseller	9,800	12,566	(22.0)
Connected devices [1,2]	489	936	(47.8)
Total Consumer Mobility Subscribers	51,428	53,911	(4.6)%
[1] Includes data-centric devices such as session-based tablets, monitoring devices and postpaid automobile systems. Excludes postpaid tablets. See (2) below.
[2] Beginning in July 2017, we are reporting prepaid IoT connections, which primarily consist of "connected" cars, as a component of prepaid subscribers. The prepaid subscriber base at September 30, 2017 now includes approximately 543 subscribers that were formerly included in connected devices.

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2017	2016	Change	2017	2016	Change
Consumer Mobility Net Additions [1,4]
Postpaid	102	21	-%	127	89	42.7%
Prepaid [5]	324	304	6.6	873	1,169	(25.3)
Branded Net Additions	426	325	31.1	1,000	1,258	(20.5)
Reseller	(394)	(316)	(24.7)	(1,345)	(1,140)	(18.0)
Connected devices [2,5]	(18)	41	-	87	14	-
Consumer Mobility Net Subscriber Additions	14	50	(72.0)%	(258)	132	-%

Total Churn [1,3,4]	2.37%	2.11%	26 BP	2.32%	2.06%	26 BP
Postpaid Churn [1,3,4]	1.17%	1.19%	(2) BP	1.16%	1.17%	(1) BP
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and postpaid automobile systems. Excludes postpaid tablets. See (5) below.
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
[5] Beginning in July 2017, we are reporting prepaid IoT connections, which primarily consist of "connected" cars, as a component of prepaid subscribers, resulting in 97 additional prepaid net adds in the quarter. Had we restated our prior periods, prepaid net adds for the comparable periods would have been 381 in the third quarter of 2016, and 1,060 and 1,324 for the first nine months of ,
2017 and 2016, respectively.

Operating Revenues decreased $519, or 6.3%, in the third quarter and $1,502, or 6.1%, for the first nine months of 2017. Decreased revenues reflect declines in postpaid service revenues due to customers migrating to our Business Solutions segment and choosing unlimited plans, partially offset by higher prepaid service revenues. Our business wireless offerings allow for individual subscribers to purchase wireless services through employer-sponsored plans for a reduced price. The migration of these subscribers to the Business Solutions segment negatively impacted our consumer postpaid subscriber total and service revenue growth.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Service revenue decreased $407, or 5.9%, in the third quarter and $1,161, or 5.6%, for the first nine months of 2017. The decreases were largely due to postpaid customers continuing to shift to discounted monthly service charges under our unlimited plans and the migration of subscribers to Business Solutions. Revenues from postpaid customers declined $419, or 8.6%, in the third quarter and $1,422, or 9.5%, for the first nine months of 2017. Without the migration of customers to Business Solutions, postpaid wireless revenues would have decreased approximately 4.6% and 5.2%, respectively. The decreases were partially offset by higher prepaid service revenues of $155, or 10.7%, in the third quarter and $595, or 14.5%, for the first nine months primarily from growth in Cricket and AT&T PREPAIDSM subscribers.

Equipment revenue decreased $112, or 8.3%, in the third quarter and  $341, or 8.6%, for the first nine months of 2017. The decreases in equipment revenues resulted from lower handset sales and upgrades. As previously discussed, equipment revenue is becoming increasingly unpredictable as customers are choosing to upgrade devices less frequently or bring their own.

Operations and support expenses decreased $200, or 4.2%, in the third quarter and $744, or 5.2%, for the first nine months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses for the third quarter were primarily due to lower volumes of wireless equipment sales and upgrades, which decreased equipment and selling and commission costs, and operational efficiencies. The nine-month period also reflects lower marketing and advertising costs resulting from the timing of scheduled ad campaigns and integrated advertising.

Depreciation expense decreased $67, or 7.1%, in the third quarter and $177, or 6.3%, for the first nine months of 2017. The decreases were primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $252, or 9.8%, in the third quarter and $581, or 7.6%, for the first nine months of 2017. Our Consumer Mobility segment operating income margin in the third quarter decreased from 31.1% in 2016 to 29.9% in 2017, and for the first nine months decreased from 30.8% in 2016 to 30.3% in 2017. Our Consumer Mobility EBITDA margin in the third quarter decreased from 42.5% in 2016 to 41.3% in 2017, and for the first nine months decreased from 42.1% in 2016 to 41.6% in 2017.

International
Segment Results
	Third Quarter			Nine-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change
Segment operating revenues
Video entertainment	$1,363	$1,297	5.1%	$4,065	$3,649	11.4%
Wireless service	536	484	10.7	1,546	1,428	8.3
Wireless equipment	200	98	-	443	297	49.2
Total Segment Operating Revenues	2,099	1,879	11.7	6,054	5,374	12.7

Segment operating expenses
Operations and support	1,937	1,640	18.1	5,468	4,951	10.4
Depreciation and amortization	304	293	3.8	905	868	4.3
Total Segment Operating Expenses	2,241	1,933	15.9	6,373	5,819	9.5
Segment Operating Income (Loss)	(142)	(54)	-	(319)	(445)	28.3
Equity in Net Income (Loss) of Affiliates	17	1	-	62	24	-
Segment Contribution	$(125)	$(53)	-%	$(257)	$(421)	39.0%

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the International segment:
	September 30,		Percent
(in 000s)	2017	2016	Change
Mexican Wireless Subscribers
Postpaid	5,316	4,733	12.3%
Prepaid	8,231	5,665	45.3
Branded	13,547	10,398	30.3
Reseller	232	300	(22.7)
Total Mexican Wireless Subscribers	13,779	10,698	28.8

Latin America Satellite Subscribers
PanAmericana	8,201	7,139	14.9
SKY Brazil [1]	5,289	5,337	(0.9)
Total Latin America Satellite Subscribers	13,490	12,476	8.1%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at June 30, 2017 and 7.9 million subscribers at September 30, 2016.

	Third Quarter			Nine-Month Period
(in 000s)	2017	2016	Percent Change	2017	2016	Percent Change
Mexican Wireless Net Additions
Postpaid	129	163	(20.9)%	351	444	(20.9)%
Prepaid	585	606	(3.5)	1,504	1,670	(9.9)
Branded Net Additions	714	769	(7.2)	1,855	2,114	(12.3)
Reseller	(17)	(26)	34.6	(49)	(100)	51.0
Mexican Wireless Net Subscriber Additions	697	743	(6.2)	1,806	2,014	(10.3)

Latin America Satellite Net Additions [1]
PanAmericana	98	(36)	-	163	73	-
SKY Brazil	(230)	(12)	-	(260)	(107)	-
Latin America Satellite Net Subscriber Additions [2]	(132)	(48)	-%	(97)	(34)	-%
[1] In 2017, we updated the methodology used to account for prepaid video connections, which were reflected in beginning of period subscribers.
[2] Excludes SKY Mexico net subscriber losses of 13 for the six months ended June 30, 2017 and additions of 519 for the six months of June 30, 2016.

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

Operating revenues increased $220, or 11.7%, in the third quarter and $680, or 12.7%, for the first nine months of 2017. The increases include $66 and $416 from video services in Latin America due to price increases driven primarily by macroeconomic conditions with mixed local currencies. Mexico wireless revenues increased $154, or 26.5%, in the third quarter and $264, or 15.3%, for the first nine months of 2017, primarily due to growth in equipment revenues as we have increased our subscriber base, partially offset by competitive pricing for services.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operations and support expenses increased $297, or 18.1%, in the third quarter and $517, or 10.4%, for the first nine months of 2017. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits.

The increases in Latin America in the third quarter and for the first nine months were primarily due to higher programming and other operating costs. The nine-month period was partially offset by foreign currency exchange rates and our reassessment of operating tax contingencies in Brazil. The increases in Mexico for the first nine months were primarily driven by higher operational costs, including expenses associated with our network expansion and foreign currency pressures.

Depreciation expense increased $11, or 3.8%, in the third quarter and $37, or 4.3%, for the first nine months of 2017. The increases were primarily due to updating the estimated asset lives for video equipment in Latin America and higher capital spending in Mexico.

Operating income decreased $88 in the third quarter and increased $126, or 28.3%, for the first nine months of 2017, and were negatively impacted by foreign exchange pressure. Our International segment operating income margin in the third quarter decreased from (2.9)% in 2016 to (6.8)% in 2017, and for the first nine months increased from (8.3)% in 2016 to (5.3)% in 2017. Our International EBITDA margin in the third quarter decreased from 12.7% in 2016 to 7.7% in 2017, and for the first nine months increased from 7.9% in 2016 to 9.7% in 2017.

AT&T INC.
SEPTEMBER 30, 2017

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

AT&T Mobility Results
	Third Quarter			Nine-Month Period
	2017	2016	Percent Change	2017	2016	Percent Change

Operating revenues
Service	$14,541	$14,964	(2.8)%	$43,613	$44,673	(2.4)%
Equipment	2,895	3,229	(10.3)	8,508	9,398	(9.5)
Total Operating Revenues	17,436	18,193	(4.2)	52,121	54,071	(3.6)

Operating expenses
Operations and support	10,113	10,697	(5.5)	30,308	31,822	(4.8)
EBITDA	7,323	7,496	(2.3)	21,813	22,249	(2.0)
Depreciation and amortization	2,010	2,107	(4.6)	5,999	6,244	(3.9)
Total Operating Expenses	12,123	12,804	(5.3)	36,307	38,066	(4.6)
Operating Income	$5,313	$5,389	(1.4)%	$15,814	$16,005	(1.2)%

The following tables highlight other key measures of performance for AT&T Mobility:

	September 30,		Percent
(in 000s)	2017	2016	Change
Wireless Subscribers [1]
Postpaid smartphones	59,277	58,688	1.0%
Postpaid feature phones and data-centric devices	18,138	18,700	(3.0)
Postpaid	77,415	77,388	-
Prepaid [3]	15,136	13,035	16.1
Branded	92,551	90,423	2.4
Reseller	9,877	12,624	(21.8)
Connected devices [2,3]	36,398	30,291	20.2
Total Wireless Subscribers	138,826	133,338	4.1

Branded Smartphones	72,242	69,752	3.6
Smartphones under our installment programs at end of period	31,207	29,382	6.2%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets. See (3) below.
[3] Beginning in July 2017, we are reporting prepaid IoT connections, which primarily consist of "connected" cars, as a component of prepaid subscribers. The prepaid subscriber base at September 30, 2017 now includes approximately 543 subscribers that were formerly included in connected devices.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2017	2016	Change	2017	2016	Change
Wireless Net Additions [1,4]
Postpaid	117	212	(44.8)%	53	598	(91.1)%
Prepaid [5]	324	304	6.6	873	1,169	(25.3)
Branded Net Additions	441	516	(14.5)	926	1,767	(47.6)
Reseller	(392)	(315)	(24.4)	(1,342)	(1,174)	(14.3)
Connected devices [2,5]	2,274	1,331	70.8	7,102	4,081	74.0
Wireless Net Subscriber Additions	2,323	1,532	51.6	6,686	4,674	43.0

Smartphones sold under our installment programs during period	3,491	4,283	(18.5)%	10,575	12,378	(14.6)%

Total Churn [3,4]	1.32%	1.45%	(13) BP	1.35%	1.41%	(6) BP
Branded Churn [3,4]	1.70%	1.63%	7 BP	1.66%	1.57%	9 BP
Postpaid Churn [3,4]	1.07%	1.05%	2 BP	1.07%	1.04%	3 BP
Postpaid Phone Only Churn [3,4]	0.84%	0.90%	(6) BP	0.84%	0.90%	(6) BP
[1] Excludes acquisition-related additions during the period.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets. See (5) below.
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
[5] Beginning in July 2017, we are reporting prepaid IoT connections, which primarily consist of "connected" cars, as a component of prepaid subscribers, resulting in 97 additional prepaid net adds in the quarter. Had we restated our prior periods, prepaid net adds for the comparable periods would have been 381 in the third quarter of 2016, and 1,060 and 1,324 for the first nine months of,
2017 and 2016, respectively.

Operating income decreased $76, or 1.4%, in the third quarter and $191, or 1.2%, for the first nine months of 2017. The third-quarter operating income margin of AT&T Mobility increased from 29.6% in 2016 to 30.5% in 2017 and for the first nine months increased from 29.6% in 2016 to 30.3% in 2017. AT&T Mobility's third-quarter EBITDA margin increased from 41.2% in 2016 to 42.0% in 2017 and for the first nine months increased from 41.1% in 2016 to 41.9% in 2017. AT&T Mobility's third-quarter EBITDA service margin increased from 50.1% in 2016 to 50.4% in 2017 and for the first nine months increased from 49.8% in 2016 to 50.0% in 2017 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues).

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

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

ARPU
Postpaid phone-only ARPU was $58.29 for the third quarter and $58.23 for the first nine months of 2017, compared to $59.64 and $59.66 in 2016. Postpaid phone-only ARPU plus equipment installment billings was $68.95 for the third quarter and $68.94 for the first nine months of 2017, compared to $69.99 and $69.83 in 2016. ARPU has been affected by customers shifting to unlimited plans, which decreases overage revenues; however, customers are adding additional devices helping to offset that decline.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Total churn was lower for the third quarter and first nine months of 2017. Postpaid churn was higher for the third quarter and first nine months of 2017, driven by higher tablet churn. Postpaid phone-only churn was lower in the third quarter and first nine months of 2017, despite competitive pressure in the industry.

Branded Subscribers
Branded subscribers increased 1.1% in the third quarter of 2017 when compared to June 30, 2017 and increased 2.4% when compared to September 30, 2016. Both the sequential and year-over-year increases reflect postpaid subscribers remaining essentially flat while prepaid subscribers grew 6.7% and 16.1%, respectively. Beginning in July 2017, we are reporting prepaid IoT connections, which primarily consist of "connected" cars where customers actively subscribe for vehicle connectivity, as a component of prepaid subscribers. The prepaid subscriber base at September 30, 2017 now includes approximately 543,000 subscribers that were formerly included in connected devices.

At September 30, 2017, 92% of our postpaid phone subscriber base used smartphones, compared to 90% at September 30, 2016, with more than 95% of phone sales during both years attributable to smartphones. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Device connections on our Mobile Share and unlimited wireless data plans now represent 86% of our postpaid customer base, compared to 83% at September 30, 2016. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

Our equipment installment purchase programs, including AT&T Next, allow for postpaid subscribers to purchase certain devices in installments over a period of up to 30 months. Additionally, after a specified period of time, AT&T Next subscribers also have the right to trade in the original device for a new device with a new installment plan and have the remaining unpaid balance satisfied. For installment programs, we recognize equipment revenue at the time of the sale for the amount of the customer receivable, net of the fair value of the trade-in right guarantee and imputed interest. A significant percentage of our customers choosing equipment installment programs pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. At September 30, 2017, about 53% of the postpaid smartphone base is on an equipment installment program compared to 50% at September 30, 2016. Over 90% of postpaid smartphone gross adds and upgrades for all periods presented were either equipment installment plans or Bring Your Own Device (BYOD). While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Connected Devices
Connected Devices includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Connected device subscribers increased 5.0% during the third quarter when compared to June 30, 2017 and 20.2% when compared to September 30, 2016. During the third quarter and first nine months of 2017, we added approximately 1.5 million and 4.7 million wholesale connected cars, respectively, through agreements with various carmakers, and experienced strong growth in other IoT connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

OTHER BUSINESS MATTERS

Time Warner Inc. Acquisition  In October 2016, we announced an agreement (Merger Agreement) to acquire Time Warner in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. The cash portion of the purchase price will be financed with new debt and cash. The transaction remains subject to review by the U.S. Department of Justice, but is

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts expected to close before year-end 2017. See Note 7 for additional details of the transaction and "Liquidity" for a discussion of our financing arrangements.

FirstNet  On March 30, 2017, the First Responder Network Authority (FirstNet) announced its selection of AT&T to build and manage the first nationwide broadband network dedicated to America's first responders. FirstNet will provide 20 MHz of valuable telecommunications spectrum and success-based payments of $6,500 over the next five years to support network buildout. We expect to spend about $40,000, in part recoverable from FirstNet, over the life of the 25-year contract to build, operate and maintain the network. AT&T will construct and operate the network and provide sustainability payments to FirstNet. Sustainability payments are required to be used for the operating expenses of FirstNet and to fund network improvements included in our $40,000 estimate. FirstNet's operating expenses are anticipated to be in the $75-$100 range annually, and when adjusted for inflation, we expect to be in the $3,000 range over the life of the 25-year contract. After FirstNet's operating expenses are paid, we anticipate that the remaining amount, expected to be in the $15,000 range, will be reinvested into the network. As of November 2, 2017, 30 states and territories have opted-in to the program, representing 38%, or approximately $6,900, of this total sustainability payment commitment. The actual reach of the network and our investment over the 25-year period will be determined by the number of individual states and territories electing to participate in FirstNet.

States have until December 28, 2017 to elect to opt-out of the federally funded program, after which any state that did not formally make an election will automatically be opted-in. We do not expect FirstNet to materially impact our 2017 results.

Litigation Challenging DIRECTV's NFL SUNDAY TICKET  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. In June 2016, the plaintiffs filed a consolidated amended complaint. We vigorously dispute the allegations the complaints have asserted. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. In June 2017, the court granted the NFL defendants' motion to dismiss the complaint without leave to amend, finding that: (1) the plaintiffs did not plead a viable market; (2) the plaintiffs did not plead facts supporting the contention that the exclusive agreement between the NFL and DIRECTV harms competition; (3) the claims failed to overcome the fact that the NFL and its teams must cooperate to sell broadcasts; and (4) the plaintiffs do not have standing to challenge the horizontal agreement among the NFL and the teams. In light of the order granting the motion to dismiss, the court denied DIRECTV's motion to compel arbitration as moot. In July 2017, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit, which is pending.

Federal Trade Commission Litigation Involving DIRECTV  In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers' Confidence Act. The FTC's allegations concern DIRECTV's advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We vigorously dispute these allegations. A bench trial began on August 14, 2017, and was suspended on August 25, 2017, after the FTC rested its case, so that the court could consider DIRECTV's motion for judgment. The hearing on the motion occurred on October 25, 2017, and the judge took it under advisement.

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and, on August 29, 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC asked the Court of Appeals to reconsider the decision "en banc," which the Court agreed to do. The en banc hearing was held on September 19, 2017. We do not expect a decision until early 2018. In addition to the FTC case, several class actions have been filed also challenging our MBR program. We vigorously dispute the allegations the complaints have asserted.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Labor Contracts As of September 30, 2017, we employed approximately 257,000 persons. Approximately 46% of our employees are represented by the Communications Workers of America, the International Brotherhood of Electrical Workers or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

A summary of labor contract negotiations, by region or employee group, is as follows:
•
Approximately 20,000 mobility employees across the country are covered by a contract that expired in early 2017. We continue to negotiate with labor representatives. On October 30, 2017, we presented a contract that provides for, among other things, compounded annual wage increases totaling nearly 10% over the term of the contract and continued health care coverage. The contract is subject to acceptance and ratification.

•
Approximately 15,000 traditional wireline employees in our West region are covered by a contract that expired in April 2016. In August, these employees, along with 2,300 legacy DIRECTV non-management employees, ratified a new four-year contract that will expire in April 2020.

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

On April 20, 2017, the FCC adopted an order that maintains light touch pricing regulation of packet-based services, extends such light touch pricing regulation to high-speed TDM transport services and to most of our TDM channel termination services, based on a competitive market test for such services. For those services that do not qualify for light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC's decision. These appeals were consolidated in the U.S. Court of Appeals for the Eighth Circuit, where they remain pending.

In October 2016, a sharply divided FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called "edge" providers such as Google and Facebook. On April 3, 2017, the President signed a resolution passed by Congress repealing the new rules under the Congressional Review Act, which prohibits the issuance of a new rule that is substantially the same as a rule repealed under its provisions, or the reissuance of the repealed rule, unless the new or reissued rule is specifically authorized by a subsequent act of Congress. In June 2017, the FCC released an order clarifying that providers of broadband internet access service continue to be subject to privacy requirements under section 222 of The Communications Act of 1934 (Communications Act), but not the more restrictive rules that were adopted in October 2016.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The FCC's decision significantly expanded its authority to regulate the provision of fixed and mobile broadband internet access services. AT&T and other providers of

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts broadband internet access services challenged the FCC's decision before the U.S. Court of Appeals for the D.C. Circuit. In June 2016, a panel of the Court of Appeals upheld the FCC's classification of broadband internet access and the attendant rules by a 2-1 vote. On May 1, 2017, the Court of Appeals denied requests for rehearing filed by AT&T and several other parties. In May 2017, the FCC initiated a proceeding to reverse its 2015 decision to classify broadband internet access services as telecommunications services. AT&T fully supports an open internet and believes that Congress should pass bipartisan legislation that codifies core principles of net neutrality while maintaining a stable regulatory environment conducive to investment, future innovation and economic growth. On September 28, 2017, AT&T and other parties filed with the United States Supreme Court petitions for certiorari to review the Court of Appeals decision.

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
•
Invested in 5G and millimeter-wave technologies with our in-process acquisition of Fiber-Tower Corporation, which holds significant amounts of spectrum in the millimeter wave bands (28 GHz and 39 GHz) that the FCC recently reallocated for mobile broadband services. These bands will help to accelerate our entry into 5G services.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Tax Reform On November 2, 2017, the Tax Cuts and Jobs Act was introduced in the U.S. House of Representatives. If enacted, we expect it would stimulate investment, job creation and economic growth which would result in a positive impact on demand for our services. As written, we anticipate the legislation will have a positive impact on our consolidated operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

In anticipation of the Time Warner transaction, we had $48,499 in cash and cash equivalents available at September 30, 2017. Cash and cash equivalents included cash of $3,707 and money market funds and other cash equivalents of $44,792. Approximately $888 of our cash and cash equivalents resided in foreign jurisdictions and were primarily in foreign currencies; these funds are primarily used to meet working capital requirements of foreign operations.

Cash and cash equivalents increased $42,711 since December 31, 2016. In the first nine months of 2017, cash inflows were primarily provided by the issuance of long-term debt, and cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties. We also received a $1,438 deposit refund from the FCC. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, debt repayments, dividends to stockholders, and the acquisition of wireless spectrum and other operations. We discuss many of these factors in detail below.

Cash Provided by or Used in Operating Activities
During the first nine months of 2017, cash provided by operating activities was $29,274, compared to $29,202 for the first nine months of 2016. Higher operating cash flows in 2017 were primarily due to higher receipts from our sale of AT&T Next receivables and working capital improvements.

Cash Used in or Provided by Investing Activities
For the first nine months of 2017, cash used in investing activities totaled $15,266 and consisted primarily of $15,756 for capital expenditures, excluding interest during construction.

Investing activities also include a refund from the FCC in the amount of $1,438 in April 2017, resulting from the conclusion of the FCC's 600 MHz Auction. We submitted winning bids to purchase spectrum licenses in 18 markets for which we paid $910.

The majority of our capital expenditures are spent on our networks, our video services and related support systems. Capital expenditures, excluding interest during construction, increased $473 in the first nine months. The increase was primarily due to our continued fiber buildout and timing of build schedules in 2017 compared with 2016. Additionally, in connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing). For the first nine months of 2017, vendor financing related to capital investments was $897. We do not report capital expenditures at the segment level.

We continue to expect our 2017 capital expenditures to be in the $22,000 range, and we expect our capital expenditures to be in the 15% range of service revenues or lower for each of the years 2017 through 2019. The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. Our capital spending takes into account existing tax law and does not reflect anticipated tax reform. We continue to focus on ensuring DIRECTV merger commitments are met.

Cash Provided by or Used in Financing Activities
For the first nine months of 2017, cash provided by financing activities totaled $28,703 and included net proceeds of $46,761 primarily from the following long-term debt issuances:
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
SEPTEMBER 30, 2017

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
•
June issuance of €750 of 1.050% global notes due 2023, €1,750 of 1.800% global notes due 2026, €1,500 of 2.350% global notes due 2029, €1,750 of 3.150% global notes due 2036 and €1,250 of floating rate global notes due 2023. All except the 2036 global notes are subject to mandatory redemption (together, equivalent to $7,883, when issued).

•
August issuance of $750 of floating rate notes due 2023, $1,750 of 2.85% global notes due 2023, $3,000 of 3.40% global notes due 2024, $5,000 of 3.90% global notes due 2027, $4,500 of 4.90% global notes due 2037, $5,000 of 5.15% global notes due 2050 and $2,500 of 5.30% global notes due 2058. All are subject to mandatory redemption.

For notes subject to mandatory redemption ($29,801), if we do not consummate the Time Warner acquisition pursuant to the merger agreement, on or prior to April 22, 2018, or, if prior to such date, the merger agreement is terminated, then in either case we must redeem certain of the notes at a redemption price equal to 101% of the principal amount of the notes, plus accrued but unpaid interest.
On October 27, 2017, we issued $1,150 of 5.35% global notes due 2066. The underwriters have an option to purchase up to an additional $173 aggregate principal amount within 30 days of the offering.

On October 30, 2017, we launched an exchange offer covering approximately $24,000 of notes issued by AT&T Inc., DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. due between 2020 and 2023. We may issue up to $8,000 of new AT&T Inc. notes, subject to increase, due 2028 and 2030. Also on October 30, 2017, we offered to exchange approximately $9,000 of high-coupon existing AT&T Inc. notes and existing subsidiary notes for new AT&T Inc. notes. The notes covered in the exchange have coupons ranging from 5.85% to 8.75% and maturities from 2022 to 2097. The existing AT&T Inc. notes may be exchanged for new AT&T Inc. notes due 2046 and the subsidiary bonds may be exchanged for new AT&T Inc. notes due 2046 or new AT&T Inc. notes with identical coupon and maturity as the existing subsidiary notes. We are also seeking consent of bondholders to modify the covenants of the subsidiary indentures to generally conform to AT&T Inc.'s indenture. The exchange offers will expire on November 28, 2017.

During the first nine months of 2017, we redeemed or repaid $10,309 of debt, primarily consisting of the following:
•	$1,142 of 2.400% global notes due 2017.
•	$1,000 of 1.600% global notes due 2017.
•	$500 of floating rate notes due 2017.
•	£750 of 5.875% global notes due 2017.
•	$750 repayment of a private financing agreement with Export Development Canada due 2017.
•	$1,150 of 1.700% global notes due 2017.
•	$4,155 repayment of amounts outstanding under our syndicated credit agreement.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of September 30, 2017, compared to 4.2% as of December 31, 2016. We had $162,450 of total notes and debentures outstanding at September 30, 2017, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso and Canadian dollar denominated debt that totaled approximately $37,260.

As of September 30, 2017, we had approximately 388 million shares remaining from 2013 and 2014 authorizations from our Board of Directors to repurchase shares of our common stock. During the first nine months of 2017, we repurchased approximately 7 million shares totaling $279 under these authorizations. In 2017, we intend to use free cash flow (operating cash flows less construction and capital expenditures) after dividends primarily to pay down debt.

We paid dividends of $9,030 during the first nine months of 2017, compared with $8,850 for the first nine months of 2016, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in October 2016. Dividends declared by our Board of Directors totaled $0.49 per share in the third quarter and $1.47 per share in the first nine months of 2017 and $0.48 per share in the third quarter and $1.44 for the first nine months of 2016. Our dividend policy considers the

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

At September 30, 2017, we had $8,551 of debt maturing within one year, $8,379 of which was related to long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
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

We use credit facilities as a tool in managing our liquidity status. In December 2015, we entered into a five-year $12,000 revolving credit agreement of which no amounts are outstanding as of September 30, 2017. On September 5, 2017 we repaid all of the amounts outstanding under our $9,155 syndicated credit agreement and terminated the facility. On September 29, 2017, we entered into a five-year $2,250 syndicated term loan credit agreement containing (i) a $750 term loan facility (the "Tranche A Facility), (ii) a $750 term loan facility (the "Tranche B Facility") and (iii) a $750 term loan facility (the "Tranche C Facility"), with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. No amounts are outstanding under the Tranche A Facility, the Tranche B Facility or the Tranche C Facility as of September 30, 2017.

We also enter into various credit arrangements supported by government agencies to support network equipment purchases.

In connection with our pending Merger with Time Warner, we entered into a $30,000 bridge loan credit agreement ("Bridge Loan") and a $10,000 term loan agreement ("Term Loan"). Following the August issuances of $22,500 of global notes, we reduced the commitments under the Bridge Loan to $0 and terminated the facility. No amounts will be borrowed under the Term Loan prior to the closing of the Merger. Borrowings under the Term Loan will be used solely to finance a portion of the cash to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related expenses.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of September 30, 2017, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
During the first nine months of 2017, we received $2,743 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. At September 30, 2017, we had posted collateral assets of $837 and received collateral liabilities of $338, compared to December 31, 2016, posted collateral assets of $3,242 and no collateral liabilities. (See Note 6)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2017, our debt ratio was 56.4%, compared to 50.1% at September 30, 2016, and 49.9% at December 31, 2016. Our net debt ratio was 39.7% at September 30, 2017, compared to 47.8% at September 30, 2016 and 47.5% at December 31, 2016. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first nine months of 2017, we received $4,217 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the pension trust used to pay benefits under our qualified pension plans. The preferred equity interest had a value of $9,354 as of September 30, 2017, and $8,477 as of December 31, 2016, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. Mobility II distributed $420 to the trust during the first nine months of 2017. So long as those distributions are made, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

During the third quarter, AT&T notified the trust and the fiduciary of the preferred interest that AT&T would not exercise its call option of the preferred interest until at least September 9, 2022, which raised the valuation of the preferred interest by approximately $1,245.

AT&T INC.
SEPTEMBER 30, 2017

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

	Three Months Ended
	September 30, 2017				September 30, 2016
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$6,507	$8,034	$-	$14,541	$6,914	$8,050	$-	$14,964
Fixed strategic services	-	3,087	(3,087)	-	-	2,913	(2,913)	-
Legacy voice and data services	-	3,434	(3,434)	-	-	4,042	(4,042)	-
Other service and equipment	-	852	(852)	-	-	886	(886)	-
Wireless equipment	1,241	1,654	-	2,895	1,353	1,876	-	3,229
Total Operating Revenues	7,748	17,061	(7,373)	17,436	8,267	17,767	(7,841)	18,193

Operating Expenses
Operations and support	4,551	10,233	(4,671)	10,113	4,751	10,925	(4,979)	10,697
EBITDA	3,197	6,828	(2,702)	7,323	3,516	6,842	(2,862)	7,496
Depreciation and amortization	877	2,325	(1,192)	2,010	944	2,539	(1,376)	2,107
Total Operating Expense	5,428	12,558	(5,863)	12,123	5,695	13,464	(6,355)	12,804
Operating Income	$2,320	$4,503	$(1,510)	$5,313	$2,572	$4,303	$(1,486)	$5,389
[1] Non-wireless (fixed) operations reported in Business Solutions segment.

AT&T INC.
SEPTEMBER 30, 2017

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

	Nine Months Ended
	September 30, 2017				September 30, 2016
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$19,644	$23,969	$-	$43,613	$20,805	$23,868	$-	$44,673
Fixed strategic services	-	9,089	(9,089)	-	-	8,469	(8,469)	-
Legacy voice and data services	-	10,572	(10,572)	-	-	12,577	(12,577)	-
Other service and equipment	-	2,513	(2,513)	-	-	2,619	(2,619)	-
Wireless equipment	3,635	4,873	-	8,508	3,976	5,422	-	9,398
Total Operating Revenues	23,279	51,016	(22,174)	52,121	24,781	52,955	(23,665)	54,071

Operating Expenses
Operations and support	13,599	30,722	(14,013)	30,308	14,343	32,584	(15,105)	31,822
EBITDA	9,680	20,294	(8,161)	21,813	10,438	20,371	(8,560)	22,249
Depreciation and amortization	2,621	6,972	(3,594)	5,999	2,798	7,568	(4,122)	6,244
Total Operating Expense	16,220	37,694	(17,607)	36,307	17,141	40,152	(19,227)	38,066
Operating Income	$7,059	$13,322	$(4,567)	$15,814	$7,640	$12,803	$(4,438)	$16,005
[1] Non-wireless (fixed) operations reported in Business Solutions segment.

AT&T INC.
SEPTEMBER 30, 2017

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At September 30, 2017, we had interest rate swaps with a notional value of $10,775 and a fair value of $11.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $38,694 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(842) at September 30, 2017.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of September 30, 2017.

AT&T INC.
SEPTEMBER 30, 2017

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

•
The continued development and delivery of attractive and profitable video and broadband offerings; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

•	Our continued ability to maintain margins, attract and offer a diverse portfolio of video, wireless service and devices and device financing plans.
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
•
Our ability to close our pending acquisition of Time Warner Inc. and successfully reorganize our operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.

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
SEPTEMBER 30, 2017

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter 2017, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2017 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2017 - July 31, 2017	19,060	$37.45	-	388,296,000
August 1, 2017 - August 31, 2017	16,379	38.88	-	388,296,000
September 1, 2017 - September 30, 2017	618,928	38.08	-	388,296,000
Total	654,367	$38.10	-
1 In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
2 Of the shares repurchased, 63,861 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
3 Of the shares repurchased, 590,506 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

AT&T INC.
SEPTEMBER 30, 2017

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit		Filed	Incorporated by Reference
Number	Exhibit Description	Herewith	Form	Period Ending	Exhibit	Filing Date
10-a	Resolution Regarding John Donovan	x
10-b	Resolution Regarding John Stankey	x
10-c	Resolution Regarding John Stephens	x
10-d	AT&T Health Plan	x
10-e	2005 Supplemental Employee Retirement Plan		8-K		10.1	10/4/2017
10-f	Term Loan Credit Agreement	x
12	Computation of Ratios of Earnings to Fixed Charges	x
31	Rule 13a-14(a)/15d-14(a) Certifications
	31.1 Certification of Principal Executive Officer	x
	31.2 Certification of Principal Financial Officer	x
32	Section 1350 Certifications	x
101	XBRL Instance Document	x

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2017	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer