Form 10-K
period 2017-12-31
AT&T INC.
filed 2018-02-20
CIK 732717

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One) ☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  1-8610

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Based on the closing price of $37.73 per share on June 30, 2017, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $232 billion.

At February 9, 2018, common shares outstanding were 6,141,532,706.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.'s Annual Report to Stockholders for the fiscal year ended December 31, 2017 (Parts I and II).

(2)	Portions of AT&T Inc.'s Notice of 2018 Annual Meeting and Proxy Statement dated on or about March 12, 2018 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Name of each exchange
Title of each class	on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due June 4, 2019	New York Stock Exchange

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17, 2021	New York Stock Exchange

1.45% AT&T Inc. Global Notes due June 1, 2022	New York Stock Exchange

2.50% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due September 4, 2023	New York Stock Exchange
1.05% AT&T Inc. Global Notes due September 4, 2023	New York Stock Exchange

1.30% AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

2.75% AT&T Inc. Global Notes due May 19, 2023	New York Stock Exchange

2.40% AT&T Inc. Global Notes due March 15, 2024	New York Stock Exchange

3.50% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange

1.80% AT&T Inc. Global Notes due September 4, 2026	New York Stock Exchange
2.35% AT&T Inc. Global Notes due September 4, 2029	New York Stock Exchange

4.375% AT&T Inc. Global Notes due September 14, 2029	New York Stock Exchange

SCHEDULE A - Continued

2.60% AT&T Inc. Global Notes due December 17, 2029	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

5.20% AT&T Inc. Global Notes due November 18, 2033	New York Stock Exchange

3.375% AT&T Inc. Global Notes due March 15, 2034	New York Stock Exchange

2.45% AT&T Inc. Global Notes due March 15, 2035	New York Stock Exchange

3.15% AT&T Inc. Global Notes due September 4, 2036	New York Stock Exchange

3.55% AT&T Inc. Global Notes due September 14, 2037	New York Stock Exchange

7.00% AT&T Inc. Global Notes due April 30, 2040	New York Stock Exchange

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

5.35% AT&T Inc. Global Notes due November 1, 2066	New York Stock Exchange

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

Scope
We are a leading provider of communications and digital entertainment services in the United States and the world. We offer our services and products to consumers in the U.S., Mexico and Latin America and to businesses and other providers of telecommunications services worldwide. We also own and operate three regional TV sports networks, and retain non-controlling interests in another regional sports network, a joint venture that aims to create media and digital brands and a network dedicated to game-related programming as well as internet interactive game playing.

The services and products that we offer vary by market, and include: wireless and wireline communications services, including data/broadband and voice; digital video services, telecommunications equipment; managed networking; and wholesale services. Our operating segments are organized as follows:
•
Business Solutions business units provide services to business customers, including multinational companies, governmental and wholesale customers, and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products; FlexWare, a service that relies on Software Defined Networking (SDN) and Network Functions Virtualization (NFV) to provide application-based routing, and broadband, collectively referred to as strategic services, as well as traditional data and voice products. We utilize our wireless and wired networks to provide a complete communications solution to our business customers.

•
Entertainment Group business units provide video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories. We utilize our IP-based and copper network and our satellite technology.

•
Consumer Mobility business units provide nationwide wireless service to consumers, and wholesale and resale subscribers located in the United States and in U.S. territories. We utilize our network to provide voice and data services, including high-speed internet services over wireless devices.

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

With continuing advances in technology and in response to changing demands from our customers, in recent years we have focused on providing enhanced broadband, video and voice services. In 2015, we purchased DIRECTV to expand our involvement in the digital entertainment space by using the nationwide reach of DIRECTV and its superior content-owner relationships to improve our video offerings. We also purchased wireless operations in Mexico, moving quickly to build a world-class mobile business in a country with a strong economic outlook, a growing middle class, and cultural and geographic ties to the United States. These acquisitions and our continued investment in a premier network experience make our customers' lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In late 2016, we took another step in our strategy of providing an unmatched communication and entertainment experience for our customers when we agreed to purchase Time Warner Inc. (Time Warner), a global leader in creating premium media and entertainment content. In 2018, we plan to focus on the areas discussed below.

Wireless
We provide wireless data and voice services. We are experiencing rapid growth in video and data usage as consumers are demanding seamless access across their wired and wireless devices, and as more and more machines are being connected to the internet.

As of December 31, 2017, we served 157 million wireless subscribers in North America, with nearly 142 million in the United States. Our LTE technology covers over 400 million people in North America, and, in the United States, we cover all major metropolitan areas and over 320 million people with our LTE technology. We also provide 4G coverage using another technology (HSPA+), and, when combined with our upgraded backhaul network, we are able to enhance our network capabilities and provide superior mobile broadband speeds for data and video services. Our wireless network also relies on other GSM digital transmission technologies for 3G data communications.

We are currently planning for deployment of the latest wireless technology (5G) and are conducting 5G trials in multiple cities. We expect to be the first U.S. company to introduce mobile 5G service in 12 markets by late 2018. Additional, we are one of the top North American wireless carrier contributors into 3rd Generation Partnership Project's (3GPP) work on 5G standards since early 2016. The increased speeds and network operating efficiency expected with 5G technology should enable massive deployment of devices connected to the internet as well as faster delivery of video and data services. We expect that 5G will be about the entire connected experience, not just fast speeds.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative video and data services on a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum that meets our long-term needs. We have participated in recent FCC spectrum auctions and have been redeploying spectrum previously used for more basic services to support more advanced mobile internet services. We also have been awarded the contract to provide national coverage for emergency personnel (first responders) by the First Responder Network Authority, which will give us access to a nationwide low band 20 MHz of spectrum (see Other Business Matters). We will continue to invest in our wireless network as we look to provide future service offerings and participate in technologies such as 5G and millimeter-wave bands.

Business Solutions
We expect to continue to strengthen the reach and sophistication of our network facilities and our ability to offer a variety of communications services, both fixed and mobile, to businesses customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans.

Internet Protocol (IP) Technology
IP is generally used to describe the transmission of data, which can include voice (called voice over IP or VoIP), using a software-based technology rather than a traditional wire and physical switch-based telephone network. This technology can provide voice and data services at a lower cost because this technology uses bandwidth more efficiently than a legacy copper

AT&T Inc.

wire network. Using this technology also presents growth opportunities, especially in providing data and video services to both fixed locations and mobile devices. To take advantage of both these growth and cost-savings opportunities, we are rapidly converting our network to a software-based network and managing the migration of wireline customers in our current 21-state ILEC service area to services using IP, and expect to continue this transition through at least 2020.

Software based technologies, like IP, align with AT&T's global leadership in software defined network (SDN) and network virtualization (NFV). This network approach, of which AT&T is a global leader in its commitment to virtualize 75% of our network by 2020, delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach.
AT&T's virtualized network will be able to support next-generation applications like 5G and IP-based services quickly and efficiently. In fact, we're building many of these next-generation and SDN applications using open source software. We're also contributing code back to the open source community so other innovators can take advantage of what we've learned in this transformation. We're leading the charge to the next generation of the network.

Integration of Data/Broadband and Entertainment Services
As the communications industry continues to move toward internet-based technologies that are capable of blending wireline, satellite and wireless services, we are offering services that take advantage of these more sophisticated technologies. In particular, we continue to focus on expanding our high-speed internet and video offerings and on developing IP-based services that allow customers to integrate their home or business fixed services with their mobile service. During 2018, we will continue to develop and provide unique integrated video, mobile and broadband solutions. In 2017, we expanded our offering of DIRECTV NOW, an over-the-top video service; data usage from DIRECTV NOW will not count toward data limits for customers who bundle this product with our wireless service. We believe bundling this offering facilitates our customers' desire to view video anywhere on demand and encourages customer retention.

International
We believe that the wireless model in the U.S., with exploding demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. Due in part to changes in the legal and regulatory framework in Mexico in 2015, we acquired Mexican wireless operations to establish a unique, seamless, cross-border North American wireless network covering over 400 million people and businesses in the United States and Mexico. During 2018, we will continue to build a world-class mobile business and network in Mexico and expect to cover 100 million people and businesses.

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

Additional information about our segments, including financial information, is included under the heading "Segment Results" on pages 17 through 25 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

BUSINESS SOLUTIONS
Our Business Solutions segment provides services to business customers, including multinational companies; governmental and wholesale customers; and individual subscribers who purchase wireless services through employer-sponsored plans. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products; FlexWare, a service that relies on Software Defined Networking (SDN) and Network Functions Virtualization (NFV) to provide application-based routing, and broadband, collectively referred to as strategic services, as well as traditional data and voice products. We utilize our wireless and wired networks (referred to as "wired" or "wireline") to provide a complete integrated communications solution to our business customers. The Business Solutions segment provided approximately 43% of 2017 segment operating revenues and 54% of our 2017 total Segment Contribution. We divide Business Solutions revenue into the

AT&T Inc.

following categories: wireless service, strategic services, legacy voice and data services, other services and wireless equipment.

Wireless Service – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to approximately 90 million Business Solutions wireless subscribers. Our offerings are tailored to meet the communications needs of targeted customer categories. We classify our subscribers as either postpaid, connected device or reseller.

Wireless data services continue to be a growing area for this segment, representing an increasing share of overall subscriber revenue. We are experiencing solid growth in this area as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices, are using data-centric devices such as tablets and connected cars and are utilizing the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT). We offer Mobile Share plans, including plans featuring unlimited wireless data, which allow sharing of voice, text and data across multiple devices. We also offer equipment installment programs, such as AT&T NextSM (AT&T Next), a program allowing subscribers to more frequently upgrade handsets using an installment payment plan; and Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and minimize subscriber churn. Participation in these plans continues to increase. Customers in our "connected device" category (e.g., users of session-based tablets, monitoring devices and automobile systems) generally purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and application developers to further capitalize on the continued growing demand for wireless data services.

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

Strategic Services – Strategic services (previously known as strategic business services) are our most advanced business solutions. Our offerings use high-capacity digital circuits, and allow customers to create internal data networks and access external data networks. Switched transport services transmit data using switching equipment to transfer the data between multiple lines before reaching its destination. Dedicated transport services use a single direct path to transmit data between destinations. Due to advances in technology, our most advanced business solutions are subject to change periodically. We review and evaluate our strategic service offerings annually, which may result in an updated definition and the recast of our historical financial information to conform to the current period presentation. Any modifications will be reflected in the first quarter.

We provide businesses voice applications over IP-based networks (i.e., Virtual Private Networks or "VPN"). Over the past several years, we have built out our IP/MPLS (Internet Protocol/MultiProtocol Label Switching) network, to supplement our IP-based product set, and eventually replace our older circuit-based networks and services. These products allow us to provide highly complex global data networks. Additional IP-based services include internet access and network integration, network security, dedicated internet and enterprise networking services. To align with these trends, we continue to reconfigure our wireline network to take advantage of the latest technologies and services. To that end, we have developed AT&T FlexWare, a service that relies on our SDN and NFV to enhance business customers' digital agility in a rapidly evolving environment. The service allows for businesses to deploy, configure and change FlexWare applications quickly and often without hardware changes, allowing for virtualized functions across different sites and geographies through a single appliance, increasing deployment speed and flexibility.

Packet services consist of data networks using packet switching and transmission technologies, including traditional circuit-based and IP connectivity services. Packet services enable customers to transmit large volumes of data more economically and securely and are used for wide area network (WAN) and local area network (LAN) interconnection and inter-office communications. High-speed packet services are used extensively by enterprise (large business) customers.

Enterprise networking services provide comprehensive support from network design, implementation and installation to ongoing network operations and management for networks of varying scales, including LANs and virtual private networks.

AT&T Inc.

These services include applications such as e-mail, order entry systems, employee directories, human resource transactions and other database applications. We also offer Wi-Fi service.

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided to business and governmental customers, either directly or through wholesale arrangements with other service providers. Our circuit-based, traditional data products include switched and dedicated transport services that allow customers to transmit data at high speeds, as well as access to the internet using a DSL connection.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers. In addition, the continuing slow business starts during 2017 have led some wireline customers to terminate their business phone service. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2018.

Other Services – Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, professional service and equipment.

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

Wireless Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases, hands-free devices and other items. We sell through our own company-owned stores, agents and third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. We have now largely eliminated these subsidies and provide our customers with more service options, the ability to purchase handsets on an installment basis and the opportunity to bring their own device. With the elimination of handset subsidies, our subscribers have been bringing their own devices or retaining their handsets for longer periods, which could impact future upgrade activity.

Additional information on our Business Solutions segment is contained in the Annual Report in the "Overview" section beginning on page 18 and is incorporated herein by reference pursuant to General Instruction G(2).

ENTERTAINMENT GROUP
Our Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers in the United States and U.S. territories by utilizing our IP-based and copper wired network and/or our satellite technology. In July 2015, we acquired DIRECTV, a leading provider of digital television entertainment engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to subscribers. The Entertainment Group segment provided approximately 32% of 2017 segment operating revenues and 18% of our 2017 total Segment Contribution. We divide this segment's revenue into the following categories: video entertainment, high-speed internet, legacy voice and data services, and equipment and other.

Video Entertainment – We offer video entertainment services using satellite and IP-based technologies (referred to as "linear") as well as a streaming option that does not require either satellite or wired IP services (referred to as "over-the-top"). Our offerings are structured to provide customers with the best video experience both inside and outside of the home by offering subscribers attractive programming, technology and customer service. Due to the rising cost of programming as well as higher costs to acquire new subscribers in an increasingly competitive industry, it is even more important to distinguish and elevate our video entertainment experience for our new and existing customers.

We provide approximately 25 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming. For our satellite subscribers, we provide video-on-demand (VOD) by "pushing" top-rated movies onto customers' digital video recorders (DVRs) for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service. In addition, our video entertainment subscribers have the ability to use the internet and/or our mobile applications for smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

We believe it is critical that we continue to extend our brand leadership as a premium pay-TV provider in the marketplace by providing the best video experience both at home and on mobile devices. We believe that our flexible platform that uses a

AT&T Inc.

combination of satellite, IP-based and cloud infrastructure with a broadband and wireless connection is the most efficient way to transport content to subscribers when and where they want it. Through this integrated approach, we're able to optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

High-Speed Internet – We offer broadband and internet services to 13.5 million residential subscribers. Our IP-based technology provides more advanced high-speed internet services.

Legacy Voice and Data Services – Voice services include traditional local and long-distance service provided to residential customers. Our circuit-based, traditional data products include DSL internet access.

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by either us, cable or other internet-based providers. We have responded by offering packages of combined voice and data services, including broadband, video and wireless, and intend to continue this strategy during 2018.

Equipment and Other – Other revenues include revenue from voice services provided over IP-based technology (VoIP) as well as revenues associated with technical support and other customer service functions and equipment.

Additional information on our Entertainment Group segment is contained in the Annual Report in the "Overview" section beginning on page 20 and is incorporated herein by reference pursuant to General Instruction G(2).

CONSUMER MOBILITY
Our Consumer Mobility segment consists of AT&T Mobility operations that provide nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States or U.S. territories by utilizing our network to provide voice and data services, including high-speed internet and home-monitoring services over wireless devices. Wireless services include data and voice, including long-distance and roaming services. Roaming services enable our subscribers to utilize other carriers' networks when they are "roaming" outside our network footprint. The Consumer Mobility segment provided approximately 20% of 2017 total segment operating revenues and 29% of our 2017 total Segment Contribution. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2017, we served 51 million Consumer Mobility subscribers, including 26 million postpaid, 15 million prepaid, 9 million reseller and 500,000 connected devices. We divide our revenue into the following categories: services and equipment.

Wireless Services – We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of postpaid and prepaid pricing plans. Wireless data services continue to be a growing area of Consumer Mobility's business. When subscribers upgrade their devices, they are choosing to upgrade their handsets to more advanced integrated devices, contributing to growth from wireless data services. We offer Mobile Share plans and an integrated offer combining our unlimited wireless data with our video services. These plans allow sharing of voice, text and data across multiple devices. We also offer equipment installment programs, such as AT&T Next, a program allowing subscribers to more frequently upgrade handsets using an installment payment plan; and Rollover Data on Mobile Share plans, which allows unused shareable plan data to be rolled over and used within the next month. We launched in 2016 a program for wireless subscribers that also purchase our video service to view such programming without it counting against their wireless data allowances. Combined with bundling wireless and video service, these offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers, and minimize subscriber churn. Participation in these plans continues to increase. Customers in our "connected device" category (e.g., users of session-based tablets) purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and applications developers in order to further capitalize on the continued growth in the demand for wireless data services.

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

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and AT&T PREPAIDSM brands and are typically monthly prepaid services.

Other Services – Other services includes consulting, advertising, application and co-location, as well as fees we charge to other carriers for providing roaming services to their customers utilizing our network.

AT&T Inc.

Equipment – We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. We have now largely eliminated these subsidies and provide our customers with more service options, the ability to purchase handsets on an installment basis and the opportunity to bring their own device. With the elimination of handset subsidies, our subscribers have been retaining their handsets for longer periods, which could impact future upgrade activity. We also sell accessories, such as carrying cases, hands-free devices and other items.

Additional information on our Consumer Mobility segment is contained in the Annual Report in the "Overview" section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

INTERNATIONAL
Our International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. The International segment provided approximately 5% of 2017 segment operating revenues. We divide our revenue into the following categories: video entertainment, wireless service and wireless equipment.

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

We have approximately 14 million video subscribers in Latin America. Our operations are comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Venezuela and certain other countries in the region; and SKY Brasil Servicos Ltda., or SKY Brasil, which is a 93% owned subsidiary. Our Latin American operations also include our 41% equity method investment in Innova, S. de R.L. de C.V., or SKY Mexico, which we include in our International segment. As of December 31, 2017, PanAmericana had approximately 8 million subscribers and SKY Brasil had approximately 5 million subscribers.

Wireless – We offer postpaid and prepaid wireless services in Mexico to approximately 15 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or purchase a device on installment (the device must be paid in full if the customer chooses to drop their service from AT&T); and (2) service contracts for periods up to 24 months for subscribers who purchase their equipment under the traditional device subsidy model. All plans offer no roaming charges in the United States or Canada, unlimited minutes and messages to the extended AT&T community and unlimited social networking. We also offer prepaid services to certain customers who prefer to pay in advance.

Equipment – We sell a wide variety of handsets, including smartphones manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores.

Additional information on our International segment is contained in the Annual Report in the "Overview" section beginning on page 24 and is incorporated herein by reference pursuant to General Instruction G(2).

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

AT&T Inc.

	Percentage of Total Consolidated Operating Revenues
	2017	2016	2015
Business Solutions Segment
Wireless service	20%	19%	21%
Legacy voice and data services	9	10	12
Equipment [1]	5	5	6
Entertainment Group Segment
Video entertainment	23	22	14
Legacy voice and data services	2	3	4
Consumer Mobility Segment
Wireless service	16	17	20
Equipment	3	3	4
International Segment
Video entertainment	3	3	1
1 Includes customer premises equipment of $778 million in 2017, $982 million in 2016 and $929 million in 2015 that is reported as other service and equipment revenues in our Business Solutions segment.

Additional information on our geographical distribution of revenues is contained in the Annual Report in the "Segment Information" section beginning on page 58 and is incorporated herein by reference pursuant to General Instruction G(2).

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

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services subject to extensive public utility-style regulation under the Telecom Act. The Order, which represented a departure from longstanding bipartisan precedent significantly expanded the FCC's authority to regulate broadband internet access services, as well as internet interconnection arrangements. AT&T and several other parties appealed the FCC's order. In June 2016, a divided panel of the DC Court of Appeals upheld the FCC's rules by a 2-1 vote, and petitions for rehearing en banc were denied in May 2017. Petitions for a writ of Certiorari at the U.S. Supreme Court remain pending. Meanwhile, on December 14, 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle Internet traffic or offer paid prioritization. The order will take effect after the Office of Management and Budget approves the new disclosure requirements.

On April 20, 2017, the FCC adopted an order bringing to an end a decade-long proceeding regarding pricing of high capacity data services by incumbent local telephone companies, like AT&T. The order declines to require advanced approval of rates

AT&T Inc.

for packet-based services like Ethernet, opting instead to continue the existing regime under which such rates are presumed lawful but may be challenged in a complaint. In addition, the order extends this "light touch" approach to high-speed TDM transport services and to most of our TDM channel termination services, based on the application of a competitive market test for such services. For those services that do not qualify for light touch regulation, the order continues to subject the services to price cap regulation but allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC's decision. These appeals were consolidated in the U.S. Court of Appeals for the Eighth Circuit, where they remain pending.

In November 2017, the FCC updated and streamlined certain rules governing pole attachments, copper retirement, and service discontinuances. These changes should facilitate our ability to replace legacy facilities and services with advanced broadband infrastructure and services.

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

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings "Operating Environment Overview" beginning on page 28 and "Regulatory Developments" beginning on page 30 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline, satellite or wireless services and additional information relating to regulation affecting those rights is contained in the Annual Report under the heading "Operating Environment Overview" beginning on page 28 and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and rights, and subject to appropriate safeguards and restrictions, to utilize certain of our patents, trademarks and service marks. We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services infringe on their patents and other intellectual property rights. These claims, whether against us directly or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMER

No customer accounted for 10% or more of our consolidated revenues in 2017, 2016 or 2015.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading "Competition" beginning on page 31, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems, satellite technology, video platform development and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $1,503 million in 2017, $1,649 million in 2016, and $1,693 million in 2015.

EMPLOYEES

As of January 31, 2018, we employed approximately 252,000 persons. Approximately 46 percent of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. Contracts covering approximately 23,000 employees will expire during 2018, including approximately 10,000 traditional wireline employees in our five-state Midwest region and approximately 10,000 mobility employees in our nine-state Southeast region. In February 2018, a tentative agreement covering the mobility employees in the Southeast region was reached, which is subject to ratification. After expiration of the current agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

At December 31, 2017, we had approximately 524,000 retirees and dependents that were eligible to receive retiree benefits.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading "Risk Factors" on pages 44 through 47 which is incorporated herein by reference pursuant to General Instruction G(2).

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

•
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.

•
The final outcome of state and federal legislative efforts involving issues that are important to our business, including privacy, net neutrality, deregulation of IP-based services, relief from Carrier of Last Resort obligations and elimination of state commission review of the withdrawal of services.

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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2017, of our total property, plant and equipment, central office equipment represented 30%; outside plant (including cable, wiring and other non-central office network equipment) represented approximately 22%; satellites represented 1%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 29%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 6%.

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

We are subject from time to time to judicial and administrative proceedings brought by various governmental authorities under federal, state or local environmental laws. We are required to discuss below those proceedings in our Forms 10-Q and 10-K, which could result in monetary sanctions (exclusive of interest and costs) of $100,000 or more. However, we do not believe that any currently pending will have a material adverse effect on our results of operations.

(a)
Waste Disposal Inquiry Involving DIRECTV  In August 2012, a unit organized by the California Attorney General and the District Attorney for Alameda County, California notified DIRECTV that the unit was examining allegations that DIRECTV had failed to properly manage, store, transport and dispose of Hazardous and Universal Waste in accordance with the California Health & Safety Code. No litigation was filed.  In November 2017, DIRECTV settled this matter for an immaterial amount and agreed to continue to abide by processes to comply with California waste regulations already implemented by AT&T affiliates in California for a period of 5 years.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of February 1, 2018)

Name	Age	Position	Held Since

Randall L. Stephenson	57	Chairman of the Board, Chief Executive Officer and President	6/2007
William A. Blase Jr.	62	Senior Executive Vice President – Human Resources	6/2007
John M. Donovan	57	Chief Executive Officer, AT&T Communications, LLC	8/2017
David S. Huntley	59	Senior Executive Vice President and Chief Compliance Officer	12/2014
Lori M. Lee	52	Chief Executive Officer-AT&T International and Global Marketing Officer	8/2017
Brian D. Lesser	43	Chief Executive Officer-AT&T Advertising and Analytics, AT&T Services, Inc.	9/2017
David R. McAtee II	49	Senior Executive Vice President and General Counsel	10/2015
Robert W. Quinn Jr.	57	Senior Executive Vice President – External and Legislative Affairs, AT&T Services, Inc.	10/2016
John T. Stankey	55	Senior Executive Vice President-AT&T/Time Warner Merger Integration Planning, AT&T Services, Inc.	8/2017
John J. Stephens	58	Senior Executive Vice President and Chief Financial Officer	6/2011

All of the above executive officers have held high-level managerial positions with AT&T or its subsidiaries for more than the past five years, except for Mr. Lesser who was previously CEO of GroupM in North America from November 2015 to September 2017 and CEO of Xaxis from January 2011 to November 2015. Executive officers are not appointed to a fixed term of office.

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2017 and 2016 was 968,119 and 1,020,203. The number of stockholders of record as of February 9, 2018, was 964,164. We declared dividends, on a quarterly basis, totaling $1.97 per share in 2017 and $1.93 per share in 2016.

Other information required by this Item is included in the Annual Report under the headings "Quarterly Financial Information" on page 87, "Selected Financial and Operating Data" on page 14, and "Stock Trading Information" on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) In July 2012, the Board of Directors approved an authorization to repurchase 300 million shares, which we completed in May 2013. In March 2014, our Board of Directors approved another authorization to repurchase up to an additional 300 million shares of our common stock. For the year ended December 31, 2017, we repurchased 7 million shares for distribution through our employee benefit plans, totaling $279 million under the March 2014 authorization. For the year ended December 31, 2016, we repurchased 11 million shares totaling $444 million under the March 2014 authorization. Excluding the impact of acquisitions, the emphasis of our 2018 financing activities will be the refinancing and/or repayment of debt and the payment of dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, debt issuances and asset sales. We have existing cash reserves and access to term loan financing which may be used upon closing of our acquisition of Time Warner. The timing and mix of any debt issuance will be guided by credit market conditions and interest rate trends.

To implement these authorizations, we used open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

AT&T Inc.

We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

A summary of our repurchases of common stock during the fourth quarter of 2017 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased[1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

October 1, 2017 - October 31, 2017	35,955	$35.70	-	388,296,000
November 1, 2017 - November 30, 2017	15,973	33.24	-	388,296,000
December 1, 2017 - December 31, 2017	518,625	36.69	-	388,296,000
Total	570,553	$35.64	-
[1]
In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved an authorization to  repurchase up to 300 million shares of our common stock. The authorizations have no expiration date.

[2]		Of the shares purchased, 86,942 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.
[3]		Of the shares repurchased, 483,611 were acquired through reimbursements from the AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts or through litigation settlement.

AT&T Inc.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading "Selected Financial and Operating Data" on page 14, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is included in the Annual Report on pages 15 through 48, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading "Market Risk" on page 40, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is included in the Annual Report on pages 49 through 87, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, there has been no change in the independent accountant engaged as the principal accountant to audit our financial statements, and the independent accountant has not expressed reliance on other independent accountants in its reports during such time period.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant's disclosure controls and procedures were effective as of December 31, 2017.

Internal Control Over Financial Reporting

(a)  Management's Annual Report on Internal Control over Financial Reporting
The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T's internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, AT&T management believes that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

(b)  Attestation Report of the Independent Registered Public Accounting Firm
The independent registered public accounting firm that audited the financial statements included in the Annual Report containing the disclosure required by this Item, Ernst & Young LLP, has issued an attestation report on the Company's internal control over financial reporting. The attestation report issued by Ernst & Young LLP is included in the Annual Report on page 89, which is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2017 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's definitive proxy statement, dated on or about March 12, 2018 (Proxy Statement) under the heading "Management Proposal Item 1. Election of Directors."

Information required by Item 405 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 402(k) of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant's Proxy Statement under the heading "Director Compensation." Information regarding officers is included in the registrant's Proxy Statement on the pages beginning with the heading "Compensation Discussion and Analysis" and ending with, and including, the pages under the heading "Potential Payments upon Change in Control" which are incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(e)(5) of Regulation S-K is included in the registrant's Proxy Statement under the heading "Compensation Committee Report" and is incorporated herein by reference pursuant to General Instruction G(3) and shall be deemed furnished in this Annual Report on Form 10-K and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Information required by this Item is included in the registrant's Proxy Statement, under the heading "Director Compensation," and the pages beginning with the heading "Summary Compensation Table," and ending with, and including, the page immediately before the heading "Cost of Proxy Solicitation" which are incorporated herein by reference pursuant to General Instruction G(3).

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

AT&T Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 404 of Regulation S-K is included in the registrant's Proxy Statement under the heading "Related Person Transactions," which is incorporated herein by reference pursuant to General Instruction G(3). Information required by Item 407(a) of Regulation S-K is included in the registrant's Proxy Statement under the heading "Director Independence," which is incorporated herein by reference pursuant to General Instruction G(3).

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
Page * * * * * * *

*	Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2017. (See Part II.)

(2) Financial Statement Schedules: II - Valuation and Qualifying Accounts	Page 23

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

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for 2011.)

4-e	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee. (Exhibit 4.1 to Form 8-K dated May 15, 2013.)

4-f	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee. (Exhibit 4-h to Form 10-K for 2013.)

10-a	2018 Incentive Plan.

10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q filed for March 31, 2016.)

	10-b(i)	Resolution Regarding John Donovan.

	10-b(ii)	Resolution Regarding John Stankey.

	10-b(iii)	Resolution Regarding John Stephens.

10-c	2011 Incentive Plan, amended September 24, 2015. (Exhibit 10-a to Form 10-Q filed for September 30, 2015.)

10-d	Short Term Incentive Plan.

10-e	Supplemental Life Insurance Plan, amended September 24, 2015. (Exhibit 10-e to Form 10-Q filed for September 30, 2015.)

10-f	Supplemental Retirement Income Plan, amended December 31, 2008. (Exhibit 10-e to Form 10-K for 2013.)

10-g	2005 Supplemental Employee Retirement Plan, amended September 28, 2017. (Exhibit 10.1 to Form 8-K dated October 3, 2017.)

10-h	Salary and Incentive Award Deferral Plan, amended December 31, 2004. (Exhibit 10-k to Form 10-K for 2011.)

10-i	Stock Savings Plan, amended December 31, 2004. (Exhibit 10-l to Form 10-K for 2011.)

10-j	Stock Purchase and Deferral Plan, amended December 15, 2017.

10-k	Cash Deferral Plan, amended March 30, 2017. (Exhibit 10-b to Form 10-Q filed for March 31, 2017.)

10-l
Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999. (Exhibit 10-dd to Form 10-K for 2009.)

AT&T Inc.

10-m	Officer Disability Plan, amended January 1, 2010. (Exhibit 10-i to Form 10-Q filed for June 30, 2009.)

10-n	AT&T Inc. Health Plan, amended February 1, 2018.

10-o	Pension Benefit Makeup Plan No.1, amended December 31, 2016. (Exhibit 10-n to Form 10-K filed for 2017.)

10-p	AT&T Inc. Equity Retention and Hedging Policy. (Exhibit 10.2 to Form 8-K dated December 15, 2011.)

10-q	Administrative Plan, amended September 24, 2015. (Exhibit 10-p to Form 10-K for 2016.)

10-r	AT&T Inc. Non-Employee Director Stock and Deferral Plan, amended September 25, 2015. (Exhibit 99.1 to Form 8-K dated September 25, 2015.)

10-s	AT&T Inc. Non-Employee Director Stock Purchase Plan, dated June 27, 2008. (Exhibit 10-t to Form 10-K for 2013.)

10-t	Communications Concession Program for Directors, amended and restated February 1, 2013. (Exhibit 10-aa to Form 10-K for 2012.)

10-u	Form of Indemnity Agreement, effective July 1, 1986, between SBC (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for 2011.)

10-v	Transition Agreement by and between BellSouth Corporation and Rafael de la Vega, dated December 29, 2003. (Exhibit 10-cc to Form 10-K for 2011.)

10-w
AT&T Corp. Executive Deferred Compensation Plan (formerly known as AT&T Corp. Senior Management Incentive Award Deferral Plan), amended and restated January 1, 2008. (Exhibit 10-aa to Form 10-K for 2013.)

10-x	Master Trust Agreement for AT&T Corp. Deferred Compensation Plans and Other Executive Benefit Plans, effective January 13, 1994. (Exhibit 10-nn to Form 10-K for 2011.)

	10-x(i)	First Amendment to Master Trust Agreement, effective December 23, 1997. (Exhibit 10-nn(i) to Form 10-K for 2011.)

10-y	AT&T Corp. Non-Qualified Pension Plan, amended December 31, 2008. (Exhibit 10-cc to Form 10-K for 2013.)

10-z	AT&T Corp. Excess Benefit and Compensation Plan, amended December 31, 2008. (Exhibit 10-dd to Form 10-K for 2013.)

10-aa	BellSouth Corporation Nonqualified Deferred Compensation Plan, dated January 1, 2005. (Exhibit 10-ss to Form 10-K for 2011.)

10-bb	BellSouth Corporation Stock and Incentive Compensation Plan, amended June 28, 2004. (Exhibit 10-qq for Form 10-K for 2009.)

	10-bb(i)	First Amendment to the BellSouth Corporation Stock and Incentive Compensation Plan, dated September 26, 2005. (Exhibit 10-xx(i) to Form 10-K for 2011.)

AT&T Inc.

	10-bb(ii)	Second Amendment to BellSouth Corporation Stock and Incentive Compensation Plan, effective June 26, 2008. (Exhibit 10-hh(ii) to Form 10-K for 2013.)

10-cc	BellSouth Corporation Supplemental Executive Retirement Plan, amended December 18, 2014. (Exhibit 10.2 to Form 8-K dated December 18, 2014.)

10-dd	BellSouth Nonqualified Deferred Income Plan, amended May 1, 2012. (Exhibit 10-fff to Form 10-K for 2012.)

10-ee	Cingular Wireless Cash Deferral Plan, dated November 1, 2001. (Exhibit 10-hhh to Form 10-K for 2011.)

10-ff	AT&T Mobility 2005 Cash Deferral Plan, dated January 1, 2005. (Exhibit 10-lll to Form 10-K for 2011.)

10-gg	AT&T Executive Physical Program, dated January 1, 2011. (Exhibit 10-ff to Form 10-K for 2016.)

10-hh	Equalization Agreement for John Stankey (Exhibit 10.1 to Form 8-K dated August 20, 2015.)

10-ii	Agreement between James Cicconi and AT&T Inc. (Exhibit 10-b to Form 10-Q filed for September 30, 2016.)

10-jj	Agreement between Ralph de la Vega and AT&T Inc. (Exhibit 10.1 to Form 8-K dated December 16, 2016.)

10-kk
$12,000,000,000 Amended and Restated Credit Agreement, dated December 11, 2015, among AT&T, certain lenders named therein and Citibank, N.A., as administrative agent. (Exhibit 10 to Form 8-K dated December 15, 2015.)

10-ll
$10,000,000,000 Term Loan Credit Agreement, dated as of November 15, 2016, among AT&T Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.1 to Form 8-K dated November 15, 2016.)

	10-ll(i)	First Amendment to the $10,000,000,000 Term Loan Credit Agreement (increased to $16,175,000,000), dated February 2, 2018. (Exhibit 10.1 to Form 8-K dated February 5, 2018.)

10-mm
$2,250,000,000 Term Loan Credit Agreement, dated as of September 29, 2017, among AT&T Inc., certain lenders named therein and The Bank of Nova Scotia, as Administrative Agent (Exhibit 10-f to Form 10-Q filed for September 30, 2017.)

12	Computation of Ratios of Earnings to Fixed Charges

13	Portions of AT&T's Annual Report to Stockholders for the fiscal year ended December 31, 2017. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31	Rule 13a-14(a)/15d-14(a) Certifications

AT&T Inc.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

99	Supplemental Interim Financial Information

101	XBRL Instance Document

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (c)	Deductions (d)	Balance at End of Period

Year 2017	$661	1,642	-	-	1,640	$663
Year 2016	$704	1,474	-	-	1,517	$661
Year 2015	$454	1,416	-	214	1,380	$704

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

Schedule II - Sheet 2

AT&T INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for Deferred Tax Assets
Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions (b)	Deductions (c)	Balance at End of Period

Year 2017	$2,283	2,376	(19)	-	-	$4,640
Year 2016	$2,141	81	61	-	-	$2,283
Year 2015	$1,182	283	373	420	117	$2,141

(a)	Includes current year reclassifications from other balance sheet accounts.
(b)	Acquisitions of DIRECTV and wireless properties in Mexico in 2015.
(c)       Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2018.

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

Principal Financial and Accounting Officer:
John J. Stephens
Senior Executive Vice President
and Chief Financial Officer

/s/ John J. Stephens John J. Stephens, as attorney-in-fact and on his own behalf as Principal Financial Officer and Principal Accounting Officer February 20, 2018

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Samuel A. Di Piazza, Jr.*	Beth E. Mooney*
Richard W. Fisher*	Joyce M. Roché*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	Cynthia B. Taylor*
William E. Kennard*	Laura D'Andrea Tyson*
Geoffrey Y. Yang*
* by power of attorney