Form 10-Q
period 2018-03-31
AT&T INC.
filed 2018-05-03
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                 Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "accelerated filer," "large accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
                                                                                                                                                                              Yes [   ]   No [X]
At April 30, 2018, there were 6,141 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2018	2017
		As Adjusted
Operating Revenues
Service	$33,646	$36,456
Equipment	4,392	2,909
Total operating revenues	38,038	39,365

Operating Expenses
Cost of services and sales
Equipment	4,848	3,848
Broadcast, programming and operations	5,166	4,974
Other cost of services (exclusive of depreciation and amortization shown separately below)	7,932	9,288
Selling, general and administrative	7,897	8,772
Depreciation and amortization	5,994	6,127
Total operating expenses	31,837	33,009
Operating Income	6,201	6,356
Other Income (Expense)
Interest expense	(1,771)	(1,293)
Equity in net income (loss) of affiliates	9	(173)
Other income (expense) – net	1,702	488
Total other income (expense)	(60)	(978)
Income Before Income Taxes	6,141	5,378
Income tax expense	1,382	1,804
Net Income	4,759	3,574
Less: Net Income Attributable to Noncontrolling Interest	(97)	(105)
Net Income Attributable to AT&T	$4,662	$3,469
Basic Earnings Per Share Attributable to AT&T	$0.75	$0.56
Diluted Earnings Per Share Attributable to AT&T	$0.75	$0.56
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,161	6,166
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,180	6,186
Dividends Declared Per Common Share	$0.50	$0.49
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2018	2017
Net income	$4,759	$3,574
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $2 and $6 attributable to noncontrolling interest), net of taxes of $175 and $391	108	372
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $(4) and $15	(12)	33
Reclassification adjustment included in net income, net of taxes of $0, and $3	-	5
Cash flow hedges:
Net unrealized gains, net of taxes of $180 and $7	674	13
Reclassification adjustment included in net income, net of taxes of $3 and $5	12	10
Defined benefit postretirement plans:
Net prior service credit arising during period, net of taxes of $185 and $0	567	-
Amortization of net prior service credit included in net income, net of taxes of $(105) and $(139)	(323)	(228)
Other comprehensive income (loss)	1,026	205
Total comprehensive income	5,785	3,779
Less: Total comprehensive income attributable to noncontrolling interest	(99)	(111)
Total Comprehensive Income Attributable to AT&T	$5,686	$3,668
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$48,872	$50,498
Accounts receivable - net of allowances for doubtful accounts of $642 and $663	16,290	16,522
Prepaid expenses	1,335	1,369
Other current assets	12,008	10,757
Total current assets	78,505	79,146
Property, plant and equipment	317,127	313,499
Less: accumulated depreciation and amortization	(192,003)	(188,277)
Property, Plant and Equipment – Net	125,124	125,222
Goodwill	105,482	105,449
Licenses	96,556	96,136
Customer Lists and Relationships – Net	9,878	10,676
Other Intangible Assets – Net	7,201	7,464
Investments in and Advances to Equity Affiliates	2,623	1,560
Other Assets	20,974	18,444
Total Assets	$446,343	$444,097

Liabilities and Stockholders' Equity
Current Liabilities
Debt maturing within one year	$29,322	$38,374
Accounts payable and accrued liabilities	31,569	34,470
Advanced billings and customer deposits	5,081	4,213
Accrued taxes	1,534	1,262
Dividends payable	3,074	3,070
Total current liabilities	70,580	81,389
Long-Term Debt	133,724	125,972
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	45,730	43,207
Postemployment benefit obligation	30,116	31,775
Other noncurrent liabilities	19,117	19,747
Total deferred credits and other noncurrent liabilities	94,963	94,729

Stockholders' Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2018 and
December 31, 2017: issued 6,495,231,088 at March 31, 2018 and December 31, 2017)	6,495	6,495
Additional paid-in capital	89,404	89,563
Retained earnings	55,067	50,500
Treasury stock (347,690,578 at March 31, 2018 and 355,806,544
at December 31, 2017, at cost)	(12,432)	(12,714)
Accumulated other comprehensive income	7,386	7,017
Noncontrolling interest	1,156	1,146
Total stockholders' equity	147,076	142,007
Total Liabilities and Stockholders' Equity	$446,343	$444,097
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2018	2017
		As Adjusted
Operating Activities
Net income	$4,759	$3,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,994	6,127
Undistributed earnings from investments in equity affiliates	(2)	182
Provision for uncollectible accounts	438	393
Deferred income tax expense	1,222	480
Net (gain) loss from investments, net of impairments	2	61
Actuarial (gain) loss on pension and postretirement benefits	(930)	-
Changes in operating assets and liabilities:
Accounts receivable	(439)	445
Other current assets	614	229
Accounts payable and other accrued liabilities	(1,962)	(1,582)
Equipment installment receivables and related sales	505	394
Deferred customer contract acquisition and fulfillment costs	(826)	(436)
Retirement benefit funding	(140)	(140)
Other - net	(288)	(762)
Total adjustments	4,188	5,391
Net Cash Provided by Operating Activities	8,947	8,965

Investing Activities
Capital expenditures:
Purchase of property and equipment	(5,957)	(5,784)
Interest during construction	(161)	(231)
Acquisitions, net of cash acquired	(234)	(162)
Dispositions	56	6
Sales (purchases) of securities, net	(116)	17
Advances to and investments in equity affiliates, net	(1,007)	-
Cash collections of deferred purchase price	267	185
Net Cash Used in Investing Activities	(7,152)	(5,969)

Financing Activities
Issuance of long-term debt	2,565	12,440
Repayment of long-term debt	(4,911)	(3,053)
Purchase of treasury stock	(145)	(177)
Issuance of treasury stock	11	21
Dividends paid	(3,070)	(3,009)
Other	2,048	(173)
Net Cash (Used in) Provided by Financing Activities	(3,502)	6,049
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,707)	9,045
Cash and cash equivalents and restricted cash beginning of year	50,932	5,935
Cash and Cash Equivalents and Restricted Cash End of Period	$49,225	$14,980
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2018
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	-	-
Balance at end of period	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$89,563
Issuance of treasury stock		(4)
Share-based payments		(155)
Balance at end of period		$89,404

Retained Earnings
Balance at beginning of year		$50,500
Net income attributable to AT&T ($0.75 per diluted share)		4,662
Dividends to stockholders ($0.50 per share)		(3,092)
Cumulative effect of accounting changes		2,997
Balance at end of period		$55,067

Treasury Stock
Balance at beginning of year	(356)	$(12,714)
Repurchase and acquisition of common stock	(4)	(164)
Issuance of treasury stock	12	446
Balance at end of period	(348)	$(12,432)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,017
Other comprehensive income attributable to AT&T		1,024
Amounts reclassified to retained earnings		(655)
Balance at end of period		$7,386

Noncontrolling Interest
Balance at beginning of year		$1,146
Net income attributable to noncontrolling interest		97
Distributions		(124)
Translation adjustments attributable to noncontrolling interest, net of taxes		2
Cumulative effect of accounting changes		35
Balance at end of period		$1,156

Total Stockholders' Equity at beginning of year		$142,007
Total Stockholders' Equity at end of period		$147,076
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2018

For ease of reading, AT&T Inc. is referred to as "we," "AT&T" or the "Company" throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services domestically and internationally. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim periods are not necessarily indicative of those for the full year.

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

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one quarter of our period end. We also record our proportionate share of our equity method investees' other comprehensive income (OCI) items, including translation adjustments. We treat distributions received from equity method investees as returns on investment and classify them as cash flows from operating activities until those distributions exceed our cumulative equity in the earnings of that investment. We treat the excess amount as a return of investment and classify it as cash flows from investing activities.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been conformed to the current period's presentation, including impacts for the adoption of recent accounting standards and the realignment of certain business units within our reportable segments (see Note 4).

Tax Reform  The Tax Cuts and Jobs Acts (the Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) 118 provided guidance that allows registrants to provide a reasonable estimate of the impact to their financial statements and adjust the reported impact in a measurement period not to exceed one year. We included the estimated impact of the Act in our financial results at or for the period ended December 31, 2017 and did not record any adjustments thereto during the first quarter of 2018. Our future results could include additional adjustments, and those adjustments could be material.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Recently Adopted Accounting Standards

Revenue Recognition  As of January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," as modified (ASC 606), using the modified retrospective method, which does not allow us to adjust prior periods. We applied the rules to all open contracts existing as of January 1, 2018, recording an increase of $2,342 to retained earnings for the cumulative effect of the change, with an offsetting contract asset of $1,737, deferred contract acquisition costs of $1,454, other asset reductions of $239, other liability reductions of $212, deferred income taxes of $787 and noncontrolling interest of $35. (See Note 5)

Pension and Other Postretirement Benefits  As of January 1, 2018, we adopted, with retrospective application, ASU No. 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" (ASU 2017-07). We are no longer allowed to present interest, estimated return on assets and amortization of prior service credits components of our net periodic benefit cost in our consolidated operating expenses, but rather are required to include those amounts in "other income (expense) – net" in our consolidated statements of income. We continue to present service costs with the associated compensation costs within our operating expenses. As a practical expedient, we used the amounts disclosed as the estimated basis for applying the retrospective presentation requirement.

The following table presents our results under our historical method and as adjusted to reflect ASU 2017-07 (presentation of benefit cost):

	Historical	Effect of
	Accounting	Adoption of	As
	Method	ASU 2017-07	Adjusted
For the three months ended March 31, 2018
Consolidated Statements of Income
Other cost of services	$7,572	$360	$7,932
Selling, general and administrative expenses	6,755	1,142	7,897
Operating Income	7,703	(1,502)	6,201
Other Income (Expense) - net	200	1,502	1,702
Net Income	4,759	-	4,759

For the three months ended March 31, 2017
Consolidated Statements of Income
Other cost of services	$9,065	$223	$9,288
Selling, general and administrative expenses	8,487	285	8,772
Operating Income	6,864	(508)	6,356
Other Income (Expense) - net	(20)	508	488
Net Income	3,574	-	3,574

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flows  As of January 1, 2018, we adopted, with retrospective application, ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). Under ASU 2016-15, we continue to recognize cash receipts on owned equipment installment receivables as cash flows from operations. However, cash receipts on the deferred purchase price described in Note 9 are now required to be classified as cash flows from investing activities instead of cash flows from operating activities.

As of January 1, 2018, we adopted, with retrospective application, ASU No. 2016-18, "Statement of Cash Flows (Topic 230) – Restricted Cash," (ASU 2016-18). The primary impact of ASU 2016-18 was to require us to include restricted cash in our reconciliation of beginning and ending cash and cash equivalents (restricted and unrestricted) on the face of the statements of cash flows. (See Note 10)

The following table presents our results under our historical method and as adjusted to reflect ASU 2016-15 (cash receipts on deferred purchase price) and ASU 2016-18 (restricted cash):

	Historical	Effect of	Effect of
	Accounting	Adoption of	Adoption of	As
	Method	ASU 2016-15	ASU 2016-18	Adjusted
For the three months ended March 31, 2018
Consolidated Statements of Cash Flows
Equipment installment receivables and related sales	$772	$(267)	$-	$505
Other - net	(322)	-	34	(288)
Cash Provided by (Used in) Operating Activities	9,180	(267)	34	8,947
Sales (purchases) of securities - net	-	-	(116)	(116)
Cash collections of deferred purchase price	-	267	-	267
Cash Used in Investing Activities	(7,303)	267	(116)	(7,152)
Change in cash and cash equivalents and restricted cash	$(1,625)	$-	$(82)	$(1,707)

For the three months ended March 31, 2017
Consolidated Statements of Cash Flows
Changes in other current assets	$228	$-	$1	$229
Equipment installment receivables and related sales	579	(185)	-	394
Other - net	(693)	-	(69)	(762)
Cash Provided by Operating Activities	9,218	(185)	(68)	8,965
Sales (purchases) of securities - net	-	-	17	17
Cash collections of deferred purchase price	-	185	-	185
Cash Used in Investing Activities	(6,171)	185	17	(5,969)
Change in cash and cash equivalents and restricted cash	$9,096	$-	$(51)	$9,045

Financial Instruments  As of January 1, 2018, we adopted ASU No. 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01), which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recorded an increase of $655 in retained earnings for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (accumulated OCI).

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

New Accounting Standards and Accounting Standards Not Yet Adopted

Leases  In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," as modified (ASC 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding "right-of-use" assets, and is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP.

Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition. At adoption, we will recognize a right-to-use asset and corresponding lease liability on our consolidated balance sheets. The income statement recognition of lease expense appears similar to our current methodology. We are continuing to evaluate the magnitude and other potential impacts to our financial statements.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017, is shown in the table below:

	Three months ended
	March 31,
	2018	2017
Numerators
Numerator for basic earnings per share:
Net Income	$4,759	$3,574
Less: Net income attributable to noncontrolling interest	(97)	(105)
Net Income attributable to AT&T	4,662	3,469
Dilutive potential common shares:
Share-based payment	5	4
Numerator for diluted earnings per share	$4,667	$3,473
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	6,161	6,166
Dilutive potential common shares:
Share-based payment (in shares)	19	20
Denominator for diluted earnings per share	6,180	6,186
Basic earnings per share attributable to AT&T	$0.75	$0.56
Diluted earnings per share attributable to AT&T	$0.75	$0.56

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)		$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	106		(12)		674		567		1,335
Amounts reclassified from accumulated OCI	-	[1]	-	[1]	12	[2]	(323)	[3]	(311)
Net other comprehensive income (loss)	106		(12)		686		244		1,024
Amounts reclassified to retained earnings	-		(655)	[4]	-		-		(655)
Balance as of March 31, 2018	$(1,948)		$(7)		$2,088		$7,253		$7,386

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)		$541		$744		$5,671		$4,961
Other comprehensive income (loss) before reclassifications	366		33		13		-		412
Amounts reclassified from accumulated OCI	-	[1]	5	[1]	10	[2]	(228)	[3]	(213)
Net other comprehensive income (loss)	366		38		23		(228)		199
Balance as of March 31, 2017	$(1,629)		$579		$767		$5,443		$5,160
[1] (Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[2] (Gains) losses are included in Interest expense in the consolidated statements of income. See Note 7 for additional information.
[3] The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[4] With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings (see Note 1).

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Consumer Mobility, (2) Business Solutions, (3) Entertainment Group and (4) International.

AT&T INC.
MARCH 31, 2018

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

To most effectively implement our strategies for 2018, we have realigned certain responsibilities and operations within our reportable segments. The most significant of these changes is to report individual wireless accounts with employer discounts in our Consumer Mobility segment, instead of our Business Solutions segment. As a result of these realignments, $19,686 of goodwill from the Business Solutions segment was reallocated to the Consumer Mobility segment. Our reported segment results include the impact for the adoption of recent accounting standards, which affects the comparability between 2018 and 2017 (see Note 5).

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale wireless subscribers located in the United States or in U.S. territories. We provide voice and data services, including high-speed internet over wireless devices.

The Business Solutions segment provides services to business customers, including multinational companies and governmental and wholesale customers. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products; FlexWare, a service that relies on Software Defined Networking and Network Function Virtualization to provide application-based routing, and broadband, collectively referred to as strategic services; as well as traditional data and voice products. We provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency, and operating results are converted to U.S. dollars using official exchange rates (operations in countries with highly inflationary economies consider the U.S. dollar as the functional currency).

In reconciling items to consolidated operating income and income before income taxes, Corporate and Other includes: (1) operations that are not considered reportable segments and that are no longer integral to our operations or which we no longer actively market, (2) corporate support functions and operations, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, and (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense) – net.

Certain operating items are not allocated to our business segments, and those include:
•	Acquisition-related items which consists of (1) items associated with the merger and integration of acquired businesses and (2) the noncash amortization of intangible assets acquired in acquisitions.
•
Certain significant items which consists of (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the segments are not being evaluated.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

Our domestic communications business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our shared asset base. Therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

For the three months ended March 31, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Consumer Mobility	$14,986	$8,524	$6,462	$1,807	$4,655	$-	$4,655
Business Solutions	9,185	5,638	3,547	1,462	2,085	(1)	2,084
Entertainment Group	11,577	8,939	2,638	1,312	1,326	9	1,335
International	2,025	1,804	221	332	(111)	-	(111)
Segment Total	37,773	24,905	12,868	4,913	7,955	$8	$7,963
Corporate and Other	265	691	(426)	19	(445)
Acquisition-related items	-	67	(67)	1,062	(1,129)
Certain significant items	-	180	(180)	-	(180)
AT&T Inc.	$38,038	$25,843	$12,195	$5,994	$6,201

For the three months ended March 31, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Consumer Mobility	$14,806	$8,560	$6,246	$1,716	$4,530	$-	$4,530
Business Solutions	9,692	6,040	3,652	1,465	2,187	-	2,187
Entertainment Group	12,601	9,605	2,996	1,420	1,576	(6)	1,570
International	1,929	1,759	170	290	(120)	20	(100)
Segment Total	39,028	25,964	13,064	4,891	8,173	$14	$8,187
Corporate and Other	337	829	(492)	34	(526)
Acquisition-related items	-	207	(207)	1,202	(1,409)
Certain significant items	-	(118)	118	-	118
AT&T Inc.	$39,365	$26,882	$12,483	$6,127	$6,356

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to "Income Before Income Taxes" reported on our consolidated statements of income.

	First Quarter
	2018	2017
Consumer Mobility	$4,655	$4,530
Business Solutions	2,084	2,187
Entertainment Group	1,335	1,570
International	(111)	(100)
Segment Contribution	7,963	8,187
Reconciling Items:
Corporate and Other	(445)	(526)
Amortization of intangibles acquired	(1,062)	(1,202)
Merger and integration charges	(67)	(207)
Venezuela devaluation	(25)	-
Employee separation costs	(51)	-
Natural disaster charges	(104)	-
Gain on wireless spectrum transactions	-	118
Segment equity in net (income) loss of affiliates	(8)	(14)
AT&T Operating Income	6,201	6,356
Interest expense	1,771	1,293
Equity in net income (loss) of affiliates	9	(173)
Other income (expense) - net	1,702	488
Income Before Income Taxes	$6,141	$5,378

NOTE 5. REVENUE RECOGNITION

As of January 1, 2018, we adopted FASB ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," as modified (ASC 606). With our adoption of ASC 606, we made a policy election to record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. See the Notes to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K for additional information regarding our policies prior to adoption of ASC 606.

When implementing ASC 606, we utilized the practical expedient allowing us to reflect the aggregate effect of all contract modifications occurring before the beginning of the earliest period presented when allocating the transaction price to performance obligations.

Contracts with Customers
Our products and services are offered to customers in service-only contracts and in contracts that bundle equipment used to access the services and/or with other service offerings. Service revenue is recognized when services are provided, based upon either usage (e.g., minutes of traffic/bytes of data processed) or period of time (e.g., monthly service fees). We record the sale of equipment when title has passed and the products are accepted by the customer. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements).

Revenues from transactions between us and our customers are recorded net of regulatory fees and taxes. Cash incentives given to customers are recorded as a reduction of revenue. Nonrefundable, upfront service activation and setup fees associated with service arrangements are deferred and recognized over the associated service contract period or customer life. We record the sale of equipment and services to customers as gross revenue when we are the principal in the arrangement and net of the associated costs incurred when we act as an agent in the arrangement.

Our contracts allow for customers to frequently modify their arrangement, without incurring penalties in many cases. When a contract is modified, we evaluate the change in scope or price of the contract to determine if the modification should be

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

treated as a new contract or if it should be considered a change of the existing contract. We generally do not have significant impacts from contract modifications.

Service-Only Contracts and Standalone Equipment Sales
Revenue is recognized as service is provided or when control has transferred. For devices sold through indirect channels (e.g., national dealers), revenue is recognized when the dealer accepts the device, not upon activation.

Arrangements with Multiple Performance Obligations
Revenue recognized from fixed term contracts that bundle services and/or equipment are allocated based on the standalone selling price of all required performance obligations of the contract (i.e., each item included in the bundle). Promotional discounts are attributed to each required component of the arrangement, resulting in recognition over the contract term. Standalone selling prices are determined by assessing prices paid for service-only contracts (e.g., arrangements where customers bring their own devices) and standalone device pricing.

We offer the majority of our customers the option to purchase certain wireless devices in installments over a specified period of time, and, in many cases, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. For customers that elect these equipment installment payment programs, at the point of sale, we recognize revenue for the entire amount of revenue allocated to the customer receivable net of fair value of the trade-in right guarantee. The difference between the revenue recognized and the consideration received is recorded as a note receivable when the devices are not discounted and our right to consideration is unconditional. When installment sales include promotional discounts (e.g., "buy one get one free"), the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

Less commonly, we offer certain customers highly discounted devices when they enter into a minimum service agreement term. For these contracts, we recognize equipment revenue at the point of sale based on a standalone selling price allocation. The difference between the revenue recognized and the cash received is recorded as a contract asset that will amortize over the contract term.

For contracts that require the use of certain equipment in order to receive service (e.g., AT&T U-verse® and DIRECTV linear video services), we allocate the total transaction price to service if the equipment does not meet the criteria to be a distinct performance obligation.

Disaggregation of Revenue
The following table sets forth disaggregated reported revenue by category:

For the three months ended March 31, 2018
	Consumer Mobility	Business Solutions	Entertainment Group	International	Other	AT&T Inc.

Wireless service	$11,612	$1,791	$-	$404	$-	$13,807
Video entertainment	-	-	8,359	1,354	-	9,713
Strategic services	-	3,138	-	-	-	3,138
High-speed internet	-	-	1,878	-	-	1,878
Legacy voice and data	-	2,839	819	-	-	3,658
Other service	-	669	519	-	264	1,452
Wireless equipment	3,374	578	-	267	-	4,219
Other equipment	-	170	2	-	1	173
	$14,986	$9,185	$11,577	$2,025	$265	$38,038

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Deferred Customer Contract Acquisition and Fulfillment Costs
Costs to fulfill customer contracts are deferred and amortized over periods ranging generally from four to five years, reflecting the estimated economic lives of the respective customer relationships, subject to an assessment of the recoverability of such costs. Costs to acquire customer contracts, including commissions on service activations, for our wireless and video entertainment services, are deferred and amortized over the contract period or expected customer life, which typically ranges from two to five years. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

Our deferred customer contract acquisition costs and deferred customer contract fulfillment costs balances were $2,117 and $10,763 as of March 31, 2018, respectively, of which $782 and $4,062 were included in Other current assets on our consolidated balance sheets. For the three months ended March 31, 2018, we amortized $263 and $1,047 of these costs, respectively.

Contract Assets and Liabilities
A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration (i.e., we must perform additional services or satisfy another performance obligation in order to bill and receive additional consideration). The contract asset will decrease as services are provided and billed. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Reductions in the contract liability will be recorded as we satisfy the performance obligations.

The following table presents contract assets and liabilities and revenue recorded at or for the period ended March 31, 2018:

March 31,
2018

Contract asset	$1,757
Contract liability	5,510

Beginning of period contract liability recorded as customer contract revenue during period	3,625

Our consolidated balance sheet included approximately $1,252 for the current portion of our contract asset in "Other current assets" and $4,882 for the current portion of our contract liability in "Advanced billings and customer deposits."

Transaction Price Allocated to Remaining Performance Obligations
Our remaining performance obligations represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. In determining the transaction price allocated, we do not include non-recurring charges and estimates for usage, nor do we consider arrangements with an original expected duration of less than one-year, which are primarily prepaid wireless, video and residential internet agreements.

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average device price and average service component for the portfolio. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $27,836, of which we expect to recognize approximately 50% over the remainder of 2018, with the balance recognized thereafter.

Comparative Results
Prior to 2018, revenue recognized from contracts that bundle services and equipment was limited to the lesser of the amount allocated based on the relative selling price of the equipment and service already delivered or the consideration received from the customer for the equipment and service already delivered. Our prior accounting also separately recognized regulatory fees as operating revenue when received and as an expense when incurred. Sales commissions were expensed as incurred.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The following table presents our reported results under ASC 606 and our pro forma results using the historical accounting method:

At or for the three months ended March 31, 2018	As Reported	Historical Accounting Method
Consolidated Statements of Income:
Service Revenues	$33,646	$35,069
Equipment Revenues	4,392	3,861
Total Operating Revenues	38,038	38,930
Other cost of services	7,932	8,861
Selling, general and administrative expenses	7,897	8,497
Total Operating Expenses	31,837	33,366
Operating income	6,201	5,564
Income before income taxes	6,141	5,504
Income tax expense	1,382	1,226
Net income	4,759	4,278
Net income attributable to AT&T	4,662	4,187

Basic Earnings per Share Attributable to AT&T	$0.75	$0.68
Diluted Earnings per Share Attributable to AT&T	$0.75	$0.68

Consolidated Balance Sheets:
Other current assets	12,008	10,124
Other Assets	20,974	19,164
Accounts payable and accrued liabilities	31,569	31,748
Advanced billings and customer deposits	5,081	5,140
Deferred income taxes	45,730	44,787
Other noncurrent liabilities	19,117	18,990
Retained earnings	55,067	52,250
Accumulated other comprehensive income	7,386	7,375
Noncontrolling interest	1,156	1,115

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,944 at March 31, 2018. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by AT&T Mobility II LLC to the trust, in equal amounts and accounted for as contributions. We distributed $140 to the trust during the three months ended March 31, 2018. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan's separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of other income (expense) – net at our annual measurement date of December 31, unless earlier remeasurements are required. During the first quarter of 2018, a substantive plan change involving the frequency of future health reimbursement account

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

credit increases was communicated to our retirees. This plan change resulted in additional prior service credits recognized in other comprehensive income, reducing our liability by $752. Such credits amortize through earnings over a period approximating the average service period to full eligibility. The plan change also triggered a remeasurement of our postretirement benefit obligation, resulting in an actuarial gain of $930 recognized in the first quarter of 2018, for a total reduction in our liability of $1,682.

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension cost (benefit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in other income (expense) – net. Service costs are eligible for capitalization as part of internal construction projects, providing a small reduction in the net expense recorded.

	Three months ended
	March 31,
	2018	2017
Pension cost:
Service cost – benefits earned during the period	$291	$282
Interest cost on projected benefit obligation	487	484
Expected return on assets	(760)	(783)
Amortization of prior service credit	(30)	(31)
Net pension (credit) cost	$(12)	$(48)

Postretirement cost:
Service cost – benefits earned during the period	$29	$41
Interest cost on accumulated postretirement benefit obligation	191	222
Expected return on assets	(77)	(80)
Amortization of prior service credit	(397)	(336)
Actuarial (gain) loss	(930)	-
Net postretirement (credit) cost	$(1,184)	$(153)

Combined net pension and postretirement (credit) cost	$(1,196)	$(201)

As part of our first-quarter 2018 remeasurement, we increased the weighted-average discount rate used to measure our postretirement benefit obligation to 4.10%. The discount rate in effect for determining postretirement service and interest costs after remeasurement is 4.30% and 3.70%, respectively. As a result of our plan change and remeasurement, the total estimated prior service credits that will be amortized from accumulated OCI into net periodic benefit cost over the remainder of 2018 is $1,237 ($933 net of tax) for postretirement benefits.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2018 and 2017, net supplemental pension benefits costs not included in the table above were $21 and $22.

AT&T INC.
MARCH 31, 2018

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2017.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$161,161	$169,388	$162,526	$171,938
Bank borrowings	2	2	2	2
Investment securities[2]	2,584	2,584	2,447	2,447
[1] Includes credit agreement borrowings.
[2] Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2018 and December 31, 2017. Derivatives designated as hedging instruments are reflected as "Other assets," "Other noncurrent liabilities" and, for a portion of interest rate swaps, "Other current assets" on our consolidated balance sheets.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,065	$-	$-	$1,065
International equities	294	-	-	294
Fixed income equities	-	149	-	149
Available-for-Sale Debt Securities	-	777	-	777
Asset Derivatives
Interest rate swaps	-	10	-	10
Cross-currency swaps	-	2,761	-	2,761
Foreign exchange contracts	-	12	-	12
Liability Derivatives
Interest rate swaps	-	(78)	-	(78)
Cross-currency swaps	-	(706)	-	(706)
Foreign exchange contracts	-	(15)	-	(15)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,142	$-	$-	$1,142
International equities	321	-	-	321
Fixed income equities	-	152	-	152
Available-for-Sale Debt Securities	-	581	-	581
Asset Derivatives
Interest rate swaps	-	17	-	17
Cross-currency swaps	-	1,753	-	1,753
Liability Derivatives
Interest rate swaps	-	(31)	-	(31)
Cross-currency swaps	-	(1,290)	-	(1,290)

Investment Securities
Our investment securities include both equity and debt securities that are measured at fair value, as well as equity securities without readily determinable fair values. A substantial portion of the fair values of our investment securities are estimated based on quoted market prices. Investments in equity securities not traded on a national securities exchange are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

Prior to 2018, realized gains and losses on investment securities were included in "Other income (expense) – net" in the consolidated statements of income, while unrealized gains and losses, net of tax, were recorded in accumulated OCI. ASU 2016-01 required unrealized gains and losses, net of tax, on equity securities to also be included in "Other income (expense) – net" while debt securities will continue to be recorded in accumulated OCI.

Upon the adoption of ASU 2016-01, we reclassified $655 of such unrealized gains and losses on equity securities to retained earnings and beginning in 2018, gains and losses, both realized and unrealized, on equity securities measured at fair value are included in "Other income (expense) – net" in the consolidated statements of income using the specific identification method.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

The components comprising total gains and losses on equity securities are as follows:

	Three months ended
	March 31,
	2018	2017
Total gains (losses) recognized on equity securities	$(13)	$89
Gains (Losses) recognized on equity securities sold	52	11
Unrealized gains (losses) recognized on equity securities held at end of period	(65)	78

Unrealized losses that are considered other than temporary are recorded in "Other income (expense) – net" with the corresponding reduction to the carrying basis of the investment.

Debt securities of $18 have maturities of less than one year, $137 within one to three years, $63 within three to five years and $559 for five or more years.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the three months ended March 31, 2018 and March 31, 2017, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as "Other income (expense) – net" in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the three months ended March 31, 2018 and March 31, 2017, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

AT&T INC.
MARCH 31, 2018

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

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to "Other income (expense) – net" in the consolidated statements of income. In the three months ended March 31, 2018 and March 31, 2017, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2018, we had posted collateral of $125 (a deposit asset) and held collateral of $2,672 (a receipt liability). Under the agreements, if AT&T's credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in March, we would have been required to post additional collateral of $84. If DIRECTV Holdings LLC's credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $72. At December 31, 2017, we had posted collateral of $495 (a deposit asset) and held collateral of $968 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2018	2017
Interest rate swaps	$8,333	$9,833
Cross-currency swaps	36,092	38,694
Foreign exchange contracts	2,908	-
Total	$47,333	$48,527

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
Fair Value Hedging Relationships	Three months ended
	March 31,
	2018	2017
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(53)	$(25)
Gain (Loss) on long-term debt	53	25

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Cash Flow Hedging Relationships	Three months ended
	March 31,
	2018	2017
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$854	$20
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Pending Acquisition

Time Warner Inc.  On October 22, 2016, we entered into and announced a merger agreement (Merger Agreement) to acquire Time Warner Inc. (Time Warner) in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Combined with Time Warner's net debt at March 31, 2018, the total transaction value is approximately $105,962. Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. If the average stock price (as defined in the Merger Agreement) at the time of closing the Merger is between (or equal to) $37.411 and $41.349 per share, the exchange ratio will be the quotient of $53.75 divided by the average stock price. If the average stock price is greater than $41.349, the exchange ratio will be 1.300. If the average stock price is less than $37.411, the exchange ratio will be 1.437. Post-transaction, Time Warner shareholders will own between 14.4% and 15.7% of AT&T shares on a fully-diluted basis based on the number of AT&T shares outstanding.

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

On November 20, 2017, the United States Department of Justice filed a complaint in the U.S. District Court, District of Columbia seeking a permanent injunction to prevent AT&T from acquiring Time Warner, alleging that the effect of the transaction "may be substantially to lessen competition" in violation of federal antitrust law. AT&T disputes the government allegations, and believes the merger is pro-consumer and pro-competition, and ultimately will be approved. The trial began in late March 2018, with oral arguments concluding on April 30, 2018. In light of the trial date and allowing time for a decision, both AT&T and Time Warner elected to further extend the termination date of the merger agreement to June 21, 2018. If the Merger is terminated as a result of reaching the extended termination date (and at that time one or more of the conditions relating to certain regulatory approvals have not been satisfied), or there is a final, non-appealable order preventing the transaction relating to antitrust laws, communications laws, utilities laws or foreign regulatory laws, then under certain circumstances, we would be obligated to pay Time Warner $500.

NOTE 9. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of March 31, 2018 and December 31, 2017, gross equipment installment receivables of $4,798 and $6,079 were included on our consolidated balance sheets, of which $2,627 and $3,340 are notes receivable that are included in "Accounts receivable - net."

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transfer certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Since 2014, we have made beneficial modifications to the agreement. During 2017, we modified the agreement and entered into a second uncommitted agreement with the Purchasers such that we receive more upfront cash consideration at the time the receivables are transferred to the Purchasers. Additionally, in the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

Purchasers equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation to the Purchasers for this estimated amount at the time the receivables are transferred. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. As of March 31, 2018, total cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $5,569.

The following table sets forth a summary of equipment installment receivables sold during the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31,
	2018	2017
Gross receivables sold	$3,010	$2,846
Net receivables sold[1]	2,795	2,621
Cash proceeds received	2,395	1,432
Deferred purchase price recorded	519	1,189
Guarantee obligation recorded	123	-
[1] Receivables net of allowance, imputed interest and trade-in right guarantees.

The deferred purchase price and guarantee obligation are initially recorded at estimated fair value and subsequently carried at the lower of cost or net realizable value. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties that contemplate changes in value after the launch of a device model. The fair value measurements used for the deferred purchase price and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2018 and 2017. We did not repurchase any installment receivables in the quarter ended March 31, 2018.

	Three months ended
	March 31,
	2018	2017
Fair value of repurchased receivables	$-	$377
Carrying value of deferred purchase price	-	339
Gain (loss) on repurchases[1]	$-	$38
[1] These gains (losses) are included in "Selling, general and administrative" in the consolidated statements of income.

At March 31, 2018 and December 31, 2017, our deferred purchase price receivable was $3,009 and $2,749, respectively, of which $1,996 and $1,781 are included in "Other current assets" on our consolidated balance sheets, with the remainder in "Other Assets." The guarantee obligation at March 31, 2018 and December 31, 2017 was $309 and $204, respectively, of which $94 and $55 are included in "Accounts payable and accrued liabilities" on our consolidated balance sheets, with the remainder in "Other noncurrent liabilities." Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

The sales of equipment installment receivables did not have a material impact on our consolidated statements of income or to "Total Assets" reported on our consolidated balance sheets. We reflect cash receipts on owned equipment installment receivables as cash flows from operations in our consolidated statements of cash flows. With the retrospective adoption of ASU 2016-15 in 2018 (see Note 1), cash receipts on the deferred purchase price are now classified as cash flows from investing activities instead of cash flows from operating activities.

The outstanding portfolio of installment receivables derecognized from our consolidated balance sheets, but which we continue to service, was $8,895 and $7,446 at March 31, 2018 and December 31, 2017.

AT&T INC.
MARCH 31, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued
Dollars in millions except per share amounts

NOTE 10. ADDITIONAL FINANCIAL INFORMATION

We typically maintain our restricted cash balances for purchases and sales of certain investment securities, investment income for those investments and funding of certain deferred compensation benefit payments. The following summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	March 31,		December 31,
Cash and Cash Equivalents and Restricted Cash	2018	2017	2017	2016

Cash and cash equivalents	$48,872	$14,884	$50,498	$5,788
Restricted cash in Other current assets	8	7	6	7
Restricted cash in Other Assets	345	89	428	140
Cash and cash equivalents and restricted cash	$49,225	$14,980	$50,932	$5,935

	Three months ended
	March 31,
Consolidated Statements of Cash Flows	2018	2017
Cash paid (received) during the period for:
Interest	$2,408	$1,643
Income taxes, net of refunds	(1,089)	(160)

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Dollars in millions except per share and per subscriber amounts

RESULTS OF OPERATIONS

AT&T is a holding company whose subsidiaries and affiliates operate in the communications and digital entertainment services industry. Our subsidiaries and affiliates provide services and equipment that deliver voice, video and broadband services both domestically and internationally. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements. Certain amounts have been conformed to the current period's presentation, including impacts for the adoption of recent accounting standards (see Note 1) and the realignment of certain business units within our reportable segments (see Note 4).

Consolidated Results  In the first quarter of 2018, we adopted new revenue accounting rules that significantly affect the comparability of our consolidated and segment operating results (see Note 5). As a supplement to our discussion of operating results, comparable financial results presented under the historical method of accounting is available in "Supplemental Results Under Historical Accounting Method." Our reported financial results in the first quarter of 2018, including impacts from revenue accounting rules, and 2017 are summarized as follows:

	First Quarter
			Percent
	2018	2017	Change

Operating Revenues
Service	$33,646	$36,456	(7.7)%
Equipment	4,392	2,909	51.0
Total Operating Revenues	38,038	39,365	(3.4)

Operating expenses
Cost of services and sales
Equipment	4,848	3,848	26.0
Broadcast, programming and operations	5,166	4,974	3.9
Other cost of services	7,932	9,288	(14.6)
Selling, general and administrative	7,897	8,772	(10.0)
Depreciation and amortization	5,994	6,127	(2.2)
Total Operating Expenses	31,837	33,009	(3.6)
Operating Income	6,201	6,356	(2.4)
Income Before Income Taxes	6,141	5,378	14.2
Net Income	4,759	3,574	33.2
Net Income Attributable to AT&T	$4,662	$3,469	34.4%

Overview

Operating revenues decreased $1,327, or 3.4%, in the first quarter of 2018.
Service revenues decreased $2,810, or 7.7%, in the first quarter of 2018, reflecting our adoption of a new revenue accounting standard, which included our policy election to record Universal Service Fund (USF) fees on a net basis and also resulted in less revenue allocation to the service component of bundled contracts. Also contributing to the decrease was the continued decline in legacy wireline voice and data products, video services and lower wireless service revenues driven by customer migration to unlimited wireless plans.

Equipment revenues increased $1,483, or 51.0%, in the first quarter of 2018, driven by increased device sales and upgrades. The adoption of new accounting standards also contributed to higher revenue allocations from bundled contracts.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating expenses decreased $1,172, or 3.6%, in the first quarter of 2018.
Equipment expenses increased $1,000, or 26.0%, in the first quarter of 2018, driven by an increase in the sale of higher-priced devices as well as an overall increase in handset volumes.

Broadcast, programming and operations expenses increased $192, or 3.9%, in the first quarter of 2018, reflecting annual content cost increases and additional programming costs.

Other cost of services expenses decreased $1,356, or 14.6%, in the first quarter of 2018, primarily due to our adoption of new accounting rules, which included our policy election to record USF fees net. Also contributing to the decrease were lower expenses due to cost management and utilization of automation and digitalization where appropriate.

Selling, general and administrative expenses decreased $875, or 10.0%, in the first quarter of 2018, primarily due to commission deferrals resulting from new accounting standards, which are now deferred and amortized over the contract period or expected customer life. Also contributing to the decrease were lower expenses for merger and integration-related activities and expense reductions due to our disciplined cost management. Partially offsetting the decrease are higher costs arising from natural disasters and, in the comparable period of 2017, gains on wireless spectrum transactions.

Depreciation and amortization expense decreased $133, or 2.2%, in the first quarter of 2018. Amortization expense decreased $140, or 11.6%, in the first quarter of 2018 due to lower amortization of intangibles for the customer lists associated with acquisitions.

Depreciation expense increased $7, or 0.1%, in the first quarter. The increase was primarily due to ongoing capital spending for upgrades and expansion offset by our fourth-quarter 2017 abandonment of certain copper network assets.

Operating income decreased $155, or 2.4%, for the first quarter of 2018. Our operating income margin in the first quarter increased from 16.1% in 2017 to 16.3% in 2018.

Interest expense increased $478, or 37.0%, in the first quarter of 2018. The increase was primarily due to higher debt balances in anticipation of closing our acquisition of Time Warner Inc. (Time Warner), and an increase in average interest rates when compared to the prior year.

Equity in net income of affiliates increased $182 in the first quarter of 2018, predominantly due to losses in the first quarter of 2017 from our legacy publishing business, which was sold in June 2017.

Other income (expense) – net increased $1,214 in the first quarter of 2018. The increase was primarily due to an actuarial gain of $930 resulting from remeasurement of our postretirement benefit obligation and increased interest income of $164.

Income taxes decreased $422, or 23.4%, in the first quarter of 2018. Our effective tax rate was 22.5% for the first quarter of 2018, as compared to 33.5% for the first quarter of 2017. The decrease in income tax expense and our effective tax rate for the first quarter of 2018 was primarily due to the December 2017 enactment of U.S. corporate tax reform, which reduced the federal tax rate from 35% to 21%. Partially offsetting the decreased tax rate was higher earnings.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Selected Financial and Operating Data
	March 31,
Subscribers and connections in (000s)	2018	2017
Domestic wireless subscribers	143,832	133,804
Mexican wireless subscribers	15,642	12,606
North American wireless subscribers	159,474	146,410

North American branded subscribers	108,566	103,118
North American branded net additions	858	735

Domestic satellite video subscribers	20,270	21,012
AT&T U-verse® (U-verse) video subscribers	3,657	4,048
DIRECTV NOW video subscribers	1,467	339
Latin America satellite video subscribers[1]	13,573	13,678
Total video subscribers	38,967	39,077

Total domestic broadband connections	15,775	15,695

Network access lines in service	11,288	13,363
U-verse VoIP connections	5,585	5,858

Debt ratio[2]	52.6%	51.6%
Net debt ratio[3]	36.8%	45.8%
Ratio of earnings to fixed charges[4]	3.56	3.80
Number of AT&T employees	249,240	264,530
1 Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41% stake. At December 31, 2017, SKY Mexico had 8.0 million subscribers.
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
4 See Exhibit 12.

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Consumer Mobility, (2) Business Solutions, (3) Entertainment Group and (4) International.

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
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

To most effectively implement our strategies for 2018, we have realigned certain responsibilities and operations within our reportable segments. The most significant of these changes is to report individual wireless accounts with employer discounts in our Consumer Mobility segment, instead of our Business Solutions segment.

The Consumer Mobility segment provides nationwide wireless service to consumers, wholesale and resale wireless subscribers located in the United States or in U.S. territories. We provide voice and data services, including high-speed internet over wireless devices.

The Business Solutions segment provides services to business customers, including multinational companies and governmental and wholesale customers. We provide advanced IP-based services including Virtual Private Networks (VPN); Ethernet-related products; FlexWare, a service that relies on Software Defined Networking and Network Function Virtualization to provide application-based routing, and broadband, collectively referred to as strategic services; as well as traditional data and voice products. We provide a complete communications solution to our business customers.

The Entertainment Group segment provides video, internet, voice communication, and interactive and targeted advertising services to customers located in the United States or in U.S. territories.

The International segment provides entertainment services in Latin America and wireless services in Mexico. Video entertainment services are provided to primarily residential customers using satellite technology. We utilize our regional and national networks in Mexico to provide consumer and business customers with wireless data and voice communication services. Our international subsidiaries conduct business in their local currency, and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations (operations in countries with highly inflationary economies consider the U.S. dollar as the functional currency).

Our domestic communications business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our shared asset base. Therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment. We push down administrative activities into the business units to better manage costs and serve our customers.

Consumer Mobility
Segment Results
	First Quarter
	2018	2017	Percent Change

Segment operating revenues
Service	$11,612	$12,465	(6.8)%
Equipment	3,374	2,341	44.1
Total Segment Operating Revenues	14,986	14,806	1.2

Segment operating expenses
Operations and support	8,524	8,560	(0.4)
Depreciation and amortization	1,807	1,716	5.3
Total Segment Operating Expenses	10,331	10,276	0.5
Segment Operating Income	4,655	4,530	2.8
Equity in Net Income of Affiliates	-	-	-
Segment Contribution	$4,655	$4,530	2.8%

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Consumer Mobility segment:

	March 31,		Percent
(in 000s)	2018	2017	Change
Consumer Mobility Subscribers
Postpaid	65,489	65,692	(0.3)%
Prepaid	14,928	13,844	7.8
Branded	80,417	79,536	1.1
Reseller	8,910	10,549	(15.5)
Total Consumer Mobility Subscribers	89,327	90,085	(0.8)%

	First Quarter
			Percent
(in 000s)	2018	2017	Change
Consumer Mobility Net Additions[1]
Postpaid	(64)	(282)	77.3%
Prepaid	192	282	(31.9)
Branded Net Additions	128	-	-
Reseller	(390)	(587)	33.6
Consumer Mobility Net Subscriber Additions	(262)	(587)	55.4%
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.

Operating Revenues increased $180, or 1.2%, in the first quarter of 2018. The increase was due to higher equipment revenues, partially offset by lower service revenues resulting from customers choosing unlimited plans and the impact of newly adopted accounting rules, which include our policy election to record USF fees on a net basis.

Service revenue decreased $853, or 6.8%, in the first quarter of 2018. The decrease was largely due to our adoption of a new accounting standard that included our policy election to no longer include USF fees in revenues and resulted in less revenue allocation to the service component of bundled contracts. Also contributing to the decrease was the impact of customers continuing to shift to discounted monthly service charges under our unlimited plans, partially offset by higher prepaid service revenues resulting from growth in Cricket and AT&T PREPAIDSM subscribers.

Equipment revenue increased $1,033, or 44.1%, in the first quarter of 2018. The increase in equipment revenues resulted from the sale of higher-priced devices as well as an overall increase in handset volumes. The adoption of new accounting standards also contributed to higher revenue allocations from bundled contracts. Equipment revenue is unpredictable as customers are choosing to upgrade devices less frequently or bring their own devices.

Operations and support expenses decreased $36, or 0.4%, in the first quarter of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses were primarily due to our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018. Also contributing to the decrease were increased operational efficiencies, partially offset by increased equipment costs resulting from the higher cost and volumes of wireless equipment sales and upgrades.

Depreciation expense increased $91, or 5.3%, in the first quarter of 2018. The increase was primarily due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating income increased $125, or 2.8%, in the first quarter of 2018. Our Consumer Mobility segment operating income margin in the first quarter increased from 30.6% in 2017 to 31.1% in 2018. Our Consumer Mobility EBITDA margin in the first quarter increased from 42.2% in 2017 to 43.1% in 2018.

Business Solutions
Segment Results
	First Quarter
			Percent
	2018	2017	Change
Segment operating revenues
Wireless service	$1,791	$2,003	(10.6)%
Strategic services	3,138	2,974	5.5
Legacy voice and data services	2,839	3,549	(20.0)
Other service and equipment	839	878	(4.4)
Wireless equipment	578	288	-
Total Segment Operating Revenues	9,185	9,692	(5.2)

Segment operating expenses
Operations and support	5,638	6,040	(6.7)
Depreciation and amortization	1,462	1,465	(0.2)
Total Segment Operating Expenses	7,100	7,505	(5.4)
Segment Operating Income	2,085	2,187	(4.7)
Equity in Net Income (Loss) of Affiliates	(1)	-	-
Segment Contribution	$2,084	$2,187	(4.7)%

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Business Solutions segment:

	March 31,		Percent
(in 000s)	2018	2017	Change
Business Wireless Subscribers
Postpaid	11,942	11,243	6.2%
Prepaid[1]	743	-	-
Branded	12,685	11,243	12.8
Reseller	92	76	21.1
Connected devices[1,2]	41,728	32,400	28.8
Total Business Wireless Subscribers	54,505	43,719	24.7

Business IP Broadband Connections	1,021	980	4.2%
[1] Beginning in the third quarter of 2017, we began reporting prepaid Internet of Things (IoT) connections, which primarily consist of connected cars, as a component of prepaid subscribers instead of connected devices.
[2] Includes data-centric devices such as session-based tablets and automobile systems. Excludes postpaid tablets.

	First Quarter
			Percent
(in 000s)	2018	2017	Change

Business Wireless Net Additions[1]
Postpaid	113	88	28.4%
Prepaid [2]	49	-	-
Branded	162	88	84.1
Reseller	2	5	(60.0)
Connected devices[3]	2,728	2,572	6.1
Business Wireless Net Subscriber Additions	2,892	2,665	8.5

Business IP Broadband Net Additions	(4)	4	-%
[1] Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2] Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers instead of connected devices.
[3] Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

Operating Revenues decreased $507, or 5.2%, in the first quarter of 2018, primarily due to our adoption of a new revenue accounting standard, which included our policy election to no longer include USF fees in revenue. Technological shifts away from legacy products, as well as decreasing wireless service revenues resulting from customers shifting to unlimited plans, also contributed to revenue declines. These decreases were partially offset by continued growth in strategic services, which represent 46% of non-wireless (or fixed) revenues and wireless equipment revenue.

Wireless service revenues decreased $212, or 10.6%, in the first quarter of 2018. The decrease was largely due to our adoption of a new accounting standard that resulted in less revenue allocation to the service component of bundled contracts and included our policy election to no longer include USF fees in revenues.

At March 31, 2018, we served 54.5 million subscribers, an increase of 24.7% from the prior year. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 28.8% from the prior year reflecting growth in our connected car business and other data centric devices that utilize the network to connect and control physical devices using embedded computing systems and/or software, commonly known as IoT. Postpaid subscribers increased 6.2% from the prior year reflecting the addition of new customers, partially offset by continuing competitive pressures in the industry.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Strategic services revenues increased $164, or 5.5%, in the first quarter of 2018. Our revenues increased in the first quarter of 2018 primarily due to: Dedicated Internet Services of $37; Ethernet of $36; VoIP of $35; Security Services of $23; and VPN of $22.

Legacy wired voice and data service revenues decreased $710, or 20.0%, in the first quarter of 2018. The decrease was primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors and our netting of USF fees in 2018.

Wireless equipment revenues increased $290 in the first quarter of 2018, primarily due to the adoption of new accounting standards which increased the amount of revenue attributable to equipment from our bundled contracts.

Operations and support expenses decreased $402, or 6.7%, in the first quarter of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses were primarily due to our adoption of new accounting rules, which included our policy election to record USF fees on a net basis. Also contributing to declines were our ongoing efforts to automate and digitize our support activities, partially offset by higher equipment costs from increased sales of higher-priced wireless devices.

Depreciation expense decreased $3, or 0.2%, in the first quarter of 2018. The decrease was primarily due to updates to the asset lives of certain network assets and our fourth-quarter 2017 abandonment of certain copper network assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $102, or 4.7%, in the first quarter of 2018. Our Business Solutions segment operating income margin in the first quarter increased from 22.6% in 2017 to 22.7% in 2018. Our Business Solutions EBITDA margin in the first quarter increased from 37.7% in 2017 to 38.6% in 2018.

Entertainment Group
Segment Results
	First Quarter
			Percent
	2018	2017	Change
Segment operating revenues
Video entertainment	$8,359	$9,020	(7.3)%
High-speed internet	1,878	1,941	(3.2)
Legacy voice and data services	819	1,031	(20.6)
Other service and equipment	521	609	(14.4)
Total Segment Operating Revenues	11,577	12,601	(8.1)

Segment operating expenses
Operations and support	8,939	9,605	(6.9)
Depreciation and amortization	1,312	1,420	(7.6)
Total Segment Operating Expenses	10,251	11,025	(7.0)
Segment Operating Income	1,326	1,576	(15.9)
Equity in Net Income (Loss) of Affiliates	9	(6)	-
Segment Contribution	$1,335	$1,570	(15.0)%

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Entertainment Group segment:

	March 31,		Percent
	2018	2017	Change
Video Connections
Satellite	20,270	21,012	(3.5)%
U-verse	3,632	4,020	(9.7)
DIRECTV NOW[1]	1,467	339	-
Total Video Connections	25,369	25,371	-

Broadband Connections
IP	13,616	13,130	3.7
DSL	816	1,164	(29.9)
Total Broadband Connections	14,432	14,294	1.0

Retail Consumer Switched Access Lines	4,535	5,533	(18.0)
U-verse Consumer VoIP Connections	5,105	5,470	(6.7)
Total Retail Consumer Voice Connections	9,640	11,003	(12.4)%
[1] Consistent with industry practice, free or substantially free-trial DIRECTV NOW connections are included in Over-the-Top.

	First Quarter
			Percent
(in 000s)	2018	2017	Change
Video Net Additions
Satellite[1]	(188)	-	-%
U-verse[1]	1	(233)	-
DIRECTV NOW	312	72	-
Net Video Additions	125	(161)	-

Broadband Net Additions
IP	154	242	(36.4)
DSL	(72)	(127)	43.3
Net Broadband Additions	82	115	(28.7)%
[1] Includes disconnections for customers that migrated to DIRECTV NOW.

Operating revenues decreased $1,024, or 8.1%, in the first quarter of 2018, primarily due to lower video and legacy service revenues, and to a lesser extent, new accounting rules.

As consumers continue to demand more mobile access to video, we provide streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. In November 2016, we launched DIRECTV NOW, our video streaming option that does not require either satellite or U-verse service (commonly called over-the-top video service).

Video entertainment revenues decreased $661, or 7.3%, in the first quarter of 2018, largely driven by a 4.5% decline in linear video subscribers. Our over-the-top video subscriber net adds more than offset our decline in linear video connections. However, this shift by our customers, consistent with the rest of the industry, from a premium linear service to our more economically priced over-the-top video service has pressured our video revenues. Also contributing to the decrease was the impact of newly adopted accounting rules, which resulted in less revenue allocated when video services are bundled with other offerings. Churn rose for subscribers with linear video only service, partially reflecting price increases.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

High-speed internet revenues decreased $63, or 3.2%, in the first quarter of 2018, primarily due to a 7.1% decrease in average revenue per IP broadband connection, reflecting our simplified pricing structure. When compared to 2017, IP broadband subscribers increased 3.7%, to 13.6 million subscribers at March 31, 2018, reflecting higher IP broadband net additions. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service having about half the churn of broadband-only subscribers.

To compete more effectively against other broadband providers, we continued to deploy our all-fiber, high-speed wireline network, which has improved customer retention rates. We also expect our planned 5G national deployment to aid in our ability to provide more locations with competitive broadband speeds.

Legacy voice and data service revenues decreased $212, or 20.6%, in the first quarter of 2018, reflecting continued decreases in local voice, long-distance and traditional data services. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors, and the impact of netting USF fees.

Operations and support expenses decreased $666, or 6.9%, in the first quarter of 2018. Operations and support expenses consist of costs associated with providing video content, and expenses incurred to provide our products and services, including costs of operating and maintaining our networks, as well as personnel charges for compensation and benefits.

Decreased operations and support expenses were primarily impacted by our adoption of new accounting rules, resulting in  commissions deferrals and netting of USF fees in 2018. Also contributing to the decrease was the impact of our ongoing focus on cost efficiencies and merger synergies, lower employee-related expenses resulting from workforce reductions and lower advertising costs, which were partially offset by annual content cost increases.

Depreciation expense decreased $108, or 7.6%, in the first quarter of 2018. The decrease was primarily due to our fourth-quarter 2017 abandonment of certain copper network assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $250, or 15.9%, in the first quarter of 2018. Our Entertainment Group segment operating income margin in the first quarter decreased from 12.5% in 2017 to 11.5% in 2018. Our Entertainment Group segment EBITDA margin in the first quarter decreased from 23.8% in 2017 to 22.8% in 2018.

International
Segment Results
	First Quarter
	2018	2017	Percent Change
Segment operating revenues
Video entertainment	$1,354	$1,341	1.0%
Wireless service	404	475	(14.9)
Wireless equipment	267	113	136.3
Total Segment Operating Revenues	2,025	1,929	5.0

Segment operating expenses
Operations and support	1,804	1,759	2.6
Depreciation and amortization	332	290	14.5
Total Segment Operating Expenses	2,136	2,049	4.2
Segment Operating Income (Loss)	(111)	(120)	7.5
Equity in Net Income (Loss) of Affiliates	-	20	-
Segment Contribution	$(111)	$(100)	(11.0)%

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the International segment:

	March 31,		Percent
(in 000s)	2018	2017	Change
Mexican Wireless Subscribers
Postpaid	5,607	5,095	10.0%
Prepaid	9,857	7,244	36.1
Branded	15,464	12,339	25.3
Reseller	178	267	(33.3)
Total Mexican Wireless Subscribers	15,642	12,606	24.1

Latin America Satellite Subscribers
Total Latin America Satellite Subscribers[1]	13,573	13,678	(0.8)%
[1] Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at December 31, 2017 and March 31, 2017.

	First Quarter
(in 000s)	2018	2017	Percent Change
Mexican Wireless Net Additions
Postpaid	109	130	(16.2)%
Prepaid	459	517	(11.2)
Branded Net Additions	568	647	(12.2)
Reseller	(25)	(14)	(78.6)
Mexican Wireless Net Subscriber Additions	543	633	(14.2)

Latin America Satellite Net Additions
Latin America Satellite Net Subscriber Additions[1]	(15)	91	-%
1 SKY Mexico had net subscriber losses of 12 for the quarter ended December 31, 2017 and 18 for the quarter ended March 31, 2017.

Operating Results
Our International segment consists of the Latin American satellite video operations as well as our Mexican wireless operations. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

Operating revenues increased $96, or 5.0%, in the first quarter of 2018. The increase in the first quarter includes $13, or 1.0%, from video services in Latin America driven by prices increases offset by foreign currency pressures. Mexico wireless revenues increased $83, or 14.1%, in the first quarter of 2018. Our Mexican wireless revenues reflect subscriber growth and increased equipment sales, partially offset by competitive pricing, approximately $90 from the shutdown of a legacy wholesale business and our adoption of the new U.S. revenue accounting standard.

Operations and support expenses increased $45, or 2.6%, in the first quarter of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits. The increase in expenses is primarily due to higher programming and other operating costs offset by changes in foreign currency exchange rates and lower wholesale costs in Mexico.

Depreciation expense increased $42, or 14.5%, in the first quarter of 2018. The increase was primarily due to higher capital spending in Mexico.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Operating income increased $9, or 7.5%, in the first quarter of 2018. Our International segment operating income margin in the first quarter increased from (6.2)% in 2017 to (5.5)% in 2018. Our International EBITDA margin in the first quarter increased from 8.8% in 2017 to 10.9% in 2018.

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

AT&T Mobility Results
	First Quarter
	2018	2017	Percent Change

Operating revenues
Service	$13,403	$14,468	(7.4)%
Equipment	3,952	2,629	50.3
Total Operating Revenues	17,355	17,097	1.5

Operating expenses
Operations and support	10,102	9,885	2.2
EBITDA	7,253	7,212	0.6
Depreciation and amortization	2,095	1,992	5.2
Total Operating Expenses	12,197	11,877	2.7
Operating Income	$5,158	$5,220	(1.2)%

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts
The following tables highlight other key measures of performance for AT&T Mobility:

	March 31,		Percent
(in 000s)	2018	2017	Change
Wireless Subscribers[1]
Postpaid smartphones	60,002	59,025	1.7%
Postpaid feature phones and data-centric devices	17,429	17,910	(2.7)
Postpaid	77,431	76,935	0.6
Prepaid[3]	15,671	13,844	13.2
Branded	93,102	90,779	2.6
Reseller	9,002	10,625	(15.3)
Connected devices[2,3]	41,728	32,400	28.8
Total Wireless Subscribers	143,832	133,804	7.5

Branded Smartphones	73,403	71,274	3.0
Smartphones under our installment programs at end of period	32,456	31,583	2.8%
[1] Represents 100% of AT&T Mobility wireless subscribers.
[2] Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[3] Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers.

	First Quarter
			Percent
(in 000s)	2018	2017	Change
Wireless Net Additions[1]
Postpaid	49	(194)	-%
Prepaid[4]	241	282	(14.5)
Branded Net Additions	290	88	-
Reseller	(388)	(582)	33.3
Connected devices[2,4]	2,728	2,572	6.1
Wireless Net Subscriber Additions	2,630	2,078	26.6

Smartphones sold under our installment programs during period	3,993	3,501	14.1%

Branded Churn[3]	1.65%	1.71%	(6) BP
Postpaid Churn[3]	1.06%	1.12%	(6) BP
Postpaid Phone Only Churn[3]	0.84%	0.90%	(6) BP
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
[4] Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers, resulting in 49 additional prepaid net adds in the first quarter of 2018.

Operating income decreased $62, or 1.2%, in the first quarter of 2018. The first-quarter operating income margin of AT&T Mobility decreased from 30.5% in 2017 to 29.7% in 2018. AT&T Mobility's first-quarter EBITDA margin decreased from 42.2% in 2017 to 41.8% in 2018. AT&T Mobility's first-quarter EBITDA service margin increased from 49.8% in 2017 to

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

54.1% in 2018 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues.) Our 2018 margins were positively impacted by our policy election to net USF fees.

Subscriber Relationships
As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and to provide these services in bundled product offerings with our video and broadband services. Subscribers that purchase two or more services from us have significantly lower churn than subscribers that purchase only one service. To support higher mobile video and data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans, including unlimited and bundled services, as well as equipment installment programs.

ARPU
Postpaid phone-only ARPU was $53.04 for the first quarter of 2018, compared to $58.09 in 2017, primarily reflecting lower revenues recognized under new revenue accounting standards. ARPU has also been affected by customers shifting to unlimited plans, which decreases overage revenues; however, customers are adding additional devices helping to offset that decline.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn was lower in the first quarter of 2018, even with higher tablet churn, and postpaid phone only churn was lower, despite competitive pressure in the industry.

Branded Subscribers
Branded subscribers increased 0.3% in the first quarter of 2018 when compared to December 31, 2017 and increased 2.6% when compared to March 31, 2017. The sequential increase reflects a 2.2% increase in prepaid subscribers, partially offset by a 0.1% decline in postpaid subscribers. The year-over-year increase includes increases of 0.6% and 13.2% in postpaid and prepaid subscribers, respectively.

At March 31, 2018, 93% of our postpaid phone subscriber base used smartphones, compared to 91% at March 31, 2017, with the majority of phone sales during both years attributable to smartphones. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

Our equipment installment purchase programs allow for postpaid subscribers to purchase certain devices in installments over a specified period of time, with the option to trade in the original device for a new device and have the remaining unpaid balance paid or settled once conditions are met. A significant percentage of our customers choosing equipment installment programs pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. Over half of the postpaid smartphone base is on an equipment installment program and the majority of postpaid smartphone gross adds and upgrades for all periods presented were either equipment installment plans or Bring Your Own Device (BYOD). While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Connected Devices
Connected devices includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Connected device subscribers increased 7.0% during the first quarter when compared to December 31, 2017 and 28.8% when compared to March 31, 2017. During the first quarter of 2018, we added approximately 1.8 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other IoT connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

Supplemental Results Under Historical Accounting Method
As a supplemental discussion of our operating results, we are providing results under the comparative historical accounting method prior to our adoption of ASC 606.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

For the three months ended March 31, 2018
	Reported	Promotions & Other	USF	Commission Deferrals	Total Impact	Historical Accounting
Service Revenues
Consumer Mobility	$11,612	$(259)	$(353)	$-	$(612)	$12,224
Business Solutions	8,437	(145)	(396)	-	(541)	8,978
Entertainment Group	11,575	(41)	(172)	-	(213)	11,788
International	1,758	(50)	-	-	(50)	1,808
Corporate/Other	264	1	(8)	-	(7)	271
AT&T Service Revenues	33,646	(494)	(929)	-	(1,423)	35,069
AT&T Mobility	13,403	(399)	(415)	-	(814)	14,217

Equipment Revenues
Consumer Mobility	3,374	331	-	-	331	3,043
Business Solutions	748	190	-	-	190	558
Entertainment Group	2	-	-	-	-	2
International	267	10	-	-	10	257
Corporate/Other	1	-	-	-	-	1
AT&T Equipment Revenues	4,392	531	-	-	531	3,861
AT&T Mobility	3,952	521	-	-	521	3,431

Total Operating Revenues
Consumer Mobility	14,986	72	(353)	-	(281)	15,267
Business Solutions	9,185	45	(396)	-	(351)	9,536
Entertainment Group	11,577	(41)	(172)	-	(213)	11,790
International	2,025	(40)	-	-	(40)	2,065
Corporate/Other	265	1	(8)	-	(7)	272
AT&T Operating Revenues	38,038	37	(929)	-	(892)	38,930
AT&T Mobility	17,355	122	(415)	-	(293)	17,648

Total Operating Expenses
Consumer Mobility	10,331	37	(353)	(334)	(650)	10,981
Business Solutions	7,100	2	(396)	(29)	(423)	7,523
Entertainment Group	10,251	-	(172)	(242)	(414)	10,665
International	2,136	(2)	-	(33)	(35)	2,171
Corporate/Other	2,019	3	(8)	(2)	(7)	2,026
AT&T Operating Expenses	31,837	40	(929)	(640)	(1,529)	33,366
AT&T Mobility	12,197	40	(415)	(337)	(712)	12,909

Total Operating Income
Consumer Mobility	4,655	35	-	334	369	4,286
Business Solutions	2,085	43	-	29	72	2,013
Entertainment Group	1,326	(41)	-	242	201	1,125
International	(111)	(38)	-	33	(5)	(106)
Corporate/Other	(1,754)	(2)	-	2	-	(1,754)
AT&T Operating Income	6,201	(3)	-	640	637	5,564
AT&T Mobility	5,158	82	-	337	419	4,739

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Consumer Mobility
Supplemental Segment Results
	First Quarter
			Historical
	Reported	Impact of	Method		Percent
	2018	ASC 606	2018	2017	Change
Segment operating revenues
Service	$11,612	$(612)	$12,224	$12,465	(1.9)%
Equipment	3,374	331	3,043	2,341	30.0
Total Segment Operating Revenues	14,986	(281)	15,267	14,806	3.1

Segment operating expenses
Operations and support	8,524	(650)	9,174	8,560	7.2
EBITDA	6,462	369	6,093	6,246	(2.4)
Depreciation and amortization	1,807	-	1,807	1,716	5.3
Total Segment Operating Expenses	10,331	(650)	10,981	10,276	6.9
Segment Operating Income	4,655	369	4,286	4,530	(5.4)
Equity in Net Income of Affiliates	-	-	-	-	-
Segment Contribution	$4,655	$369	$4,286	$4,530	(5.4)%

Operating Income Margin	31.1%		28.1%	30.6%	(250)	BP
EBITDA Margin	43.1%		39.9%	42.2%	(230)	BP
EBITDA Service Margin	55.6%		49.8%	50.1%	(30)	BP

Business Solutions
Supplemental Segment Results
	First Quarter
			Historical
	Reported	Impact of	Method		Percent
	2018	ASC 606	2018	2017	Change
Segment operating revenues
Wireless service	$1,791	$(203)	$1,994	$2,003	(0.4)%
Strategic services	3,138	(2)	3,140	2,974	5.6
Legacy voice and data services	2,839	(267)	3,106	3,549	(12.5)
Other service and equipment	839	(69)	908	878	3.4
Wireless equipment	578	190	388	288	34.7
Total Segment Operating Revenues	9,185	(351)	9,536	9,692	(1.6)

Segment operating expenses
Operations and support	5,638	(423)	6,061	6,040	0.3
EBITDA	3,547	72	3,475	3,652	(4.8)
Depreciation and amortization	1,462	-	1,462	1,465	(0.2)
Total Segment Operating Expenses	7,100	(423)	7,523	7,505	0.2
Segment Operating Income	2,085	72	2,013	2,187	(8.0)
Equity in Net Income of Affiliates	(1)	-	(1)	-	-
Segment Contribution	$2,084	$72	$2,012	$2,187	(8.0)%

Operating Income Margin	22.7%		21.1%	22.6%	(150)	BP
EBITDA Margin	38.6%		36.4%	37.7%	(130)	BP

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Entertainment Group
Supplemental Segment Results
	First Quarter
			Historical
	Reported	Impact of	Method		Percent
	2018	ASC 606	2018	2017	Change
Segment operating revenues
Video entertainment	$8,359	$(106)	$8,465	$9,020	(6.2)%
High-speed internet	1,878	-	1,878	1,941	(3.2)
Legacy voice and data services	819	(35)	854	1,031	(17.2)
Other service and equipment	521	(72)	593	609	(2.6)
Total Segment Operating Revenues	11,577	(213)	11,790	12,601	(6.4)

Segment operating expenses
Operations and support	8,939	(414)	9,353	9,605	(2.6)
EBITDA	2,638	201	2,437	2,996	(18.7)
Depreciation and amortization	1,312	-	1,312	1,420	(7.6)
Total Segment Operating Expenses	10,251	(414)	10,665	11,025	(3.3)
Segment Operating Income	1,326	201	1,125	1,576	(28.6)
Equity in Net Income (Loss) of Affiliates	9	-	9	(6)	-
Segment Contribution	$1,335	$201	$1,134	$1,570	(27.8)%

Operating Income Margin	11.5%		9.5%	12.5%	(300)	BP
EBITDA Margin	22.8%		20.7%	23.8%	(310)	BP

International
Supplemental Segment Results
	First Quarter
			Historical
	Reported	Impact of	Method		Percent
	2018	ASC 606	2018	2017	Change
Segment operating revenues
Video entertainment	$1,354	$-	$1,354	$1,341	1.0%
Wireless service	404	(50)	454	475	(4.4)
Wireless equipment	267	10	257	113	-
Total Segment Operating Revenues	2,025	(40)	2,065	1,929	7.1

Segment operating expenses
Operations and support	1,804	(35)	1,839	1,759	4.5
EBITDA	221	(5)	226	170	32.9
Depreciation and amortization	332	-	332	290	14.5
Total Segment Operating Expenses	2,136	(35)	2,171	2,049	6.0
Segment Operating Income (Loss)	(111)	(5)	(106)	(120)	11.7
Equity in Net Income (Loss) of Affiliates	-	-	-	20	-
Segment Contribution	$(111)	$(5)	$(106)	$(100)	(6.0)%

Operating Income Margin	-5.5%		-5.1%	-6.2%	110	BP
EBITDA Margin	10.9%		10.9%	8.8%	210	BP

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

AT&T Mobility Supplemental Results
	First Quarter
			Historical
	Reported	Impact of	Method		Percent
	2018	ASC 606	2018	2017	Change
Operating revenues
Service	$13,403	$(814)	$14,217	$14,468	(1.7)%
Equipment	3,952	521	3,431	2,629	30.5
Total Operating Revenues	17,355	(293)	17,648	17,097	3.2

Operating expenses
Operations and support	10,102	(712)	10,814	9,885	9.4
EBITDA	7,253	419	6,834	7,212	(5.2)
Depreciation and amortization	2,095	-	2,095	1,992	5.2
Total Operating Expenses	12,197	(712)	12,909	11,877	8.7
Operating Income	$5,158	$419	$4,739	$5,220	(9.2)%

Operating Income Margin	29.7%		26.9%	30.5%	(360)	BP
EBITDA Margin	41.8%		38.7%	42.2%	(350)	BP
EBITDA Service Margin	54.1%		48.1%	49.8%	(170)	BP

OTHER BUSINESS MATTERS

Time Warner Inc. Acquisition  In October 2016, we announced an agreement (Merger Agreement) to acquire Time Warner in a 50% cash and 50% stock transaction for $107.50 per share of Time Warner common stock, or approximately $85,400 at the date of the announcement (Merger). Each share of Time Warner common stock will be exchanged for $53.75 per share in cash and a number of shares of AT&T common stock equal to the exchange ratio. See "Liquidity" for a discussion of our financing arrangements.

In November 2017, the United States Department of Justice filed a complaint in the U.S. District Court, District of Columbia seeking a permanent injunction to prevent AT&T from acquiring Time Warner, alleging that the effect of the transaction "may be substantially to lessen competition" in violation of federal antitrust law. AT&T disputes the government allegations, and believes the merger is pro-consumer and pro-competition, and ultimately will be approved. The trial began in late March 2018, with oral arguments concluding on April 30, 2018. In light of the trial date and allowing time for a decision, both AT&T and Time Warner elected to further extend the termination date of the merger agreement to June 21, 2018.

Litigation Challenging DIRECTV's NFL SUNDAY TICKET  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have "pooled" their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge "supra-competitive" prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys' fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. We vigorously dispute the allegations the complaints have asserted. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. In June 2017, the court granted the NFL defendants' motion to dismiss the complaint without leave to amend, finding that: (1) the plaintiffs did not plead a viable market; (2) the plaintiffs did not plead facts supporting the contention that the exclusive agreement between the NFL and DIRECTV harms competition; (3) the claims failed to overcome the fact that the NFL and its teams must cooperate to sell broadcasts; and (4) the plaintiffs do not have standing to challenge the

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts horizontal agreement among the NFL and the teams. In light of the order granting the motion to dismiss, the court denied DIRECTV's motion to compel arbitration as moot. In July 2017, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit, which is pending. We anticipate that, following the briefing, the oral argument will occur in the fall of 2018.

Federal Trade Commission Litigation Involving DIRECTV  In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers' Confidence Act. The FTC's allegations concern DIRECTV's advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We vigorously dispute these allegations. A bench trial began in August 2017, and was suspended after the FTC rested its case, so that the court could consider DIRECTV's motion for judgment. The hearing on the motion occurred in October 2017, and the judge took it under advisement.

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC's allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer's billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC's allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and, on August 29, 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC asked the Court of Appeals to reconsider the decision "en banc," which the Court agreed to do. The en banc hearing was held in September 2017. On February 26, 2018, the Court issued its en banc decision, finding that the FTC had jurisdiction to proceed with the lawsuit. In addition to the FTC case, several class actions were filed challenging our MBR program. We secured dismissals in each of these cases except Roberts v. AT&T Mobility LLC, which is ongoing.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview  AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. The new leadership at the FCC is charting a more predictable and balanced regulatory course that will encourage long-term investment and benefit consumers. Based on its public statements, we expect the FCC to continue to eliminate antiquated, unnecessary regulations and streamline processes. In addition, we are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

On April 20, 2017, the FCC adopted an order that maintains light touch pricing regulation of packet-based services, extends such light touch pricing regulation to high-speed Time Division Multiplex (TDM) transport services and to most of our TDM channel termination services, based on a competitive market test for such services. For those services that do not qualify for

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC's decision. These appeals were consolidated in the U.S. Court of Appeals for the Eighth Circuit, where they remain pending.

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

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC's authority to regulate broadband internet access services, as well as internet interconnection arrangements. AT&T and several other parties appealed the FCC's order. In June 2016, a divided panel of the District of Columbia Court of Appeals upheld the FCC's rules by a 2-1 vote, and petitions for rehearing en banc were denied in May 2017. Petitions for a writ of Certiorari at the U.S. Supreme Court remain pending. Meanwhile, on December 14, 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties, including several state Attorneys General, net neutrality advocacy groups and others, have appealed the FCC's December 2017 decision. Those appeals, which initially were consolidated in the U.S. Court of Appeals for the Ninth Circuit, were transferred at the request of the parties to the D.C. Circuit. In addition, although the FCC order expressly preempted inconsistent state or local measures, a number of states are considering or have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, establish additional requirements that go beyond the FCC's February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. AT&T expects that these measures could result in further litigation. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

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

We provide wireless services in robustly competitive markets, but are subject to substantial governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers' prices and offerings are generally not subject to state or local regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the areas of consumer protection and the deployment of cell sites and equipment. The anticipated industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of "small cell" equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede broadband services, including small cell equipment. On March 22, 2018, the FCC adopted an order to streamline the wireless infrastructure review process in order to facilitate deployment of next-generation wireless facilities. Among other actions, the order excludes most small cell facilities from federal review under the National Environmental Policy Act and the National Historic Preservation Act, while clarifying and streamlining the process for tribal participation in historic preservation reviews where such review is still required.

Also facilitating the deployment of next-generation wireless facilities, in May 2014, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts could acquire, retaining its case-by-case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation "screen" that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of "low band" spectrum that exceeds one-third of the available low band spectrum as presumptively harmful to competition. The spectrum screen (including the low band screen) recently increased by 23 MHz. On balance, the order and the spectrum screen should allow AT&T to obtain additional spectrum to meet our customers' needs.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and to provide these services in bundled product offerings to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs. To that end, we have:
•	Submitted winning bids for 251 Advanced Wireless Services (AWS) spectrum licenses for a near-nationwide contiguous block of high-quality spectrum in the AWS-3 Auction.
•	Redeployed spectrum previously used for basic 2G services to support more advanced mobile internet services on our 3G and 4G networks.
•	Secured the First Responder Network Authority (FirstNet) contract, which provides us with access to 20 MHz of nationwide low band spectrum.
•
Invested in 5G and millimeter-wave technologies with our acquisition of Fiber-Tower Corporation, which holds significant amounts of spectrum in the millimeter wave bands (28 GHz and 39 GHz) that the FCC recently reallocated for mobile broadband services. These bands will help to accelerate our entry into 5G services.

Connect America Fund Phase II Auction (Auction 903) The FCC plans to conduct a reverse auction to award government funding to the lowest bidders in exchange for providing broadband service to rural, high-cost areas in the U.S. where it is uneconomic for carriers to offer broadband. This is the first time the FCC will award universal service funding through an auction.

LIQUIDITY AND CAPITAL RESOURCES

In anticipation of the Time Warner transaction closing, we had $48,872 in cash and cash equivalents available at March 31, 2018, a portion of which will now be used to fund the redemption price for those bonds that were subject to mandatory redemption as a result of the acquisition not having been completed by April 22, 2018. Cash and cash equivalents included cash of $3,851 and money market funds and other cash equivalents of $45,021. Approximately $1,906 of our cash and cash equivalents resided in foreign jurisdictions, some of which may be subject to restrictions on repatriation.

Cash and cash equivalents decreased $1,626 since December 31, 2017. In the first three months of 2018, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables to third parties, issuance of long-term debt, and collateral received from banks and other participants in our derivative arrangements. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, funding capital expenditures, debt repayments, dividends to stockholders, and the acquisition of wireless spectrum and other operations. We actively manage our vendor relationships and the timing of working capital disbursements to optimize the use of our cash, which contributes to the period cash flows. We discuss many of these factors in detail below.

On December 22, 2017, federal tax reform was enacted into law. Beginning with 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and permits immediate deductions for certain new assets. As a result, cash taxes will be significantly lower than they would have been in 2018 and beyond without federal tax reform.

Cash Provided by or Used in Operating Activities
During the three months of 2018, cash provided by operating activities was $8,947, compared to $8,965 for the three months of 2017. Slightly lower operating cash flows in 2018 were primarily due to interest payments on higher debt balances resulting from debt issued in anticipation of the Time Warner acquisition and the timing of working capital transactions including higher payments for handset sales, partially offset by net tax refunds.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

Cash Used in or Provided by Investing Activities
For the first three months of 2018, cash used in investing activities totaled $7,152 and consisted primarily of $5,957 for capital expenditures, excluding interest during construction. During the quarter, we also advanced approximately $1,000 to an equity investment.

The majority of our capital expenditures are spent on our networks, including product development and related support systems. Capital expenditures, excluding interest during construction, increased $173 in the first quarter and included approximately $140 related to FirstNet. We did not receive any reimbursements from the government for FirstNet during the first quarter of 2018. We do not report capital expenditures at the segment level.

In connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing), which are excluded from our investing activities and reported as financing activities. For the first three months of 2018, vendor financing payments related to capital investments were approximately $170.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring DIRECTV merger commitments are met. As of March 31, 2018, we market our fiber-to-the-premises network to 8.2 million customer locations and are on track to meet our FCC commitment of 12.5 million locations by mid-2019.

Cash Provided by or Used in Financing Activities
For the first three months of 2018, cash used in financing activities totaled $3,502 and included net proceeds of $2,565, primarily resulting from drawing $2,250 on our Nova Scotia Credit Agreement.

In anticipation of our Time Warner acquisition, during 2017, we issued notes that were subject to mandatory redemption if our acquisition of Time Warner was not completed by April 22, 2018. The U.S. Dollar equivalent of all such notes issued was $30,372 as of March 31, 2018. In light of the civil antitrust lawsuit challenging the transaction, during the first quarter, we initiated two exchanges, offering holders cash and similar global notes that are not subject to mandatory redemption. In February 2018, we exchanged €4,078 global notes and redeemed €18 global notes (combined $5,048 U.S. dollar equivalent value as of March 31, 2018). In April 2018, we exchanged $3,868 global notes and redeemed $1,775. Additionally, we repurchased $1,321 of these bonds on the open market during the first quarter of 2018 and $1,995 through May 2, 2018. The remaining $16,365 of notes subject to mandatory redemption are scheduled to be redeemed on May 23, 2018, at the special mandatory redemption price equal to 101% of the principal amount plus accrued but unpaid interest.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of March 31, 2018 and December 31, 2017. We had $161,161 of total notes and debentures outstanding at March 31, 2018, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso and Canadian dollar denominated debt that totaled approximately $38,924.

During the first three months of 2018, we redeemed $4,911 of debt, primarily consisting of the following:
•	$2,500 of 5.500% notes due 2018.
•	$841 of 3.900% notes due 2018 (original maturity of 2027; subject to special mandatory redemption).
•	$750 of 1.750% notes due 2018.
•	$431 of 3.400% notes due 2018 (original maturity of 2024; subject to special mandatory redemption).
•	$300 of 6.450% notes due 2018.
•	$49 of 5.150% notes due 2018 (original maturity of 2050; subject to special mandatory redemption).

At March 31, 2018, we had $29,322 of debt maturing within one year, $29,128 of which was related to long-term debt issuances, including notes subject to mandatory redemption on May 23, 2018. Debt maturing within one year includes the following notes that may be put back to us by the holders:
•	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. No such put was exercised during April 2018.
•
An accreting zero-coupon note that may be redeemed each May until maturity in 2022. In May 2017, $1 was redeemed by the holder for $1. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts

In anticipation of our planned initial public offering (IPO) of Vrio Corp. (Vrio), a consolidated holding company for our Latin American digital entertainment services units, DIRECTV Latin American and SKY Brasil, subsidiaries of Vrio entered into the following long-term debt issuances:
•	April 5, 2018 issuance of $650 of 6.25% notes due 2023 and $350 of 6.875% notes due 2028.
•
April 11, 2018 borrowing of approximately $1,000 of debt denominated in Brazilian reais that matures in 2023. The floating rate for the facility is based upon the Brazil interbank deposit rate annualized (DI Rate), plus 175 basis points.

On April 19, 2018, we withdrew the planned IPO of Vrio. We have an option to redeem these notes if the IPO does not close within 180 days.

At March 31, 2018, we had approximately 388 million shares remaining from authorizations approved by the Board of Directors in 2013 and 2014. During the first three months of 2018, we did not repurchase any shares under these authorizations.

We paid dividends of $3,070 during the first three months of 2018, compared with $3,009 for the first three months of 2017, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in December 2017. Dividends declared by our Board of Directors totaled $0.50 per share in the first three months of 2018 and $0.49 per share for the first three months of 2017. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities
The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. At March 31, 2018, we had no amounts outstanding on our five-year $12,000 revolving credit agreement.

On September 29, 2017, we entered into a five-year $2,250 syndicated term loan credit agreement containing (i) a $750 term loan facility (the "Tranche A Facility"), (ii) a $750 term loan facility (the "Tranche B Facility") and (iii) a $750 term loan facility (the "Tranche C Facility"), with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on the Tranche A Facility, the Tranche B Facility and the Tranche C Facility during the first quarter of 2018, with $2,250 advances outstanding as of March 31, 2018.
We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

In connection with our pending Merger with Time Warner, we entered into a $10,000 term loan agreement ("Term Loan"). On February 2, 2018, we amended the Term Loan to extend the commitment termination date to December 31, 2018 and increased the commitments to $16,175 from $10,000. No amounts will be borrowed under the Term Loan prior to the closing of the Merger. Borrowings under the Term Loan will be used solely to finance a portion of the cash to be paid in the Merger, the refinancing of debt of Time Warner and its subsidiaries and the payment of related expenses.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of March 31, 2018, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
During the first three months of 2018, we received $2,075 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders' equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2018, our debt ratio was 52.6%, compared to 51.6% at March 31, 2017, and 53.6% at December 31, 2017. Our net debt ratio was 36.8% at March 31, 2018,

AT&T INC.
MARCH 31, 2018

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars in millions except per share and per subscriber amounts compared to 45.8% at March 31, 2017 and 37.2% at December 31, 2017. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first three months of 2018, we received $2,458 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,944 as of March 31, 2018, and $9,155 as of December 31, 2017, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $140 to the trust during the first three months of 2018. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

AT&T INC.
MARCH 31, 2018

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

Supplemental Operational Measure
	Three Months Ended
	March 31, 2018				March 31, 2017
	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$11,612	$1,791	$-	$13,403	$12,465	$2,003	$-	$14,468
Strategic services	-	3,138	(3,138)	-	-	2,974	(2,974)	-
Legacy voice and data services	-	2,839	(2,839)	-	-	3,549	(3,549)	-
Other service and equipment	-	839	(839)	-	-	878	(878)	-
Wireless equipment	3,374	578	-	3,952	2,341	288	-	2,629
Total Operating Revenues	14,986	9,185	(6,816)	17,355	14,806	9,692	(7,401)	17,097

Operating Expenses
Operations and support	8,524	5,638	(4,060)	10,102	8,560	6,040	(4,715)	9,885
EBITDA	6,462	3,547	(2,756)	7,253	6,246	3,652	(2,686)	7,212
Depreciation and amortization	1,807	1,462	(1,174)	2,095	1,716	1,465	(1,189)	1,992
Total Operating Expense	10,331	7,100	(5,234)	12,197	10,276	7,505	(5,904)	11,877
Operating Income	$4,655	$2,085	$(1,582)	$5,158	$4,530	$2,187	$(1,497)	$5,220
[1] Business wireline operations reported in Business Solutions segment.

AT&T INC.
MARCH 31, 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2018, we had interest rate swaps with a notional value of $8,333 and a fair value of $(68).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,092 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $2,055 at March 31, 2018.

We have foreign exchange contracts with a U.S. dollar notional value of $2,908 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. We expect to settle these contracts on May 23, 2018, when we redeem the foreign-denominated notes subject to mandatory redemption. These foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings and qualify as cash flow hedges with a net fair value of $(3) at March 31, 2018. (See Note 7)

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant's disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant's disclosure controls and procedures were effective as of March 31, 2018.

AT&T INC.
MARCH 31, 2018

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

•
U.S. and foreign laws and regulations regarding privacy, personal data protection and user consent are complex and rapidly evolving and could result in increased costs, claims against us or otherwise harm our reputation.

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
MARCH 31, 2018

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2018, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2018 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2018 - January 31, 2018	882,386	$38.19	-	388,296,000
February 1, 2018 - February 28, 2018	1,425,911	39.11	-	388,296,000
March 1, 2018 - March 31, 2018	2,053,893	37.08	-	388,296,000
Total	4,362,190	$38.10	-
1 In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
2 Of the shares repurchased, 3,798,282 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
3 Of the shares repurchased, 563,908 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

AT&T INC.
MARCH 31, 2018

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

May 3, 2018	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer