Form 10-Q
period 2018-06-30
AT&T INC.
filed 2018-08-02
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [    ]    No [X]

At July 31, 2018, there were 7,262 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.

CONSOLIDATED STATEMENTS OF INCOME

Dollars in millions except per share amounts

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Operating Revenues
Service	$33,773	$36,538	$67,419	$72,994
Equipment	4,080	3,299	8,472	6,208
Media	1,133	-	1,133	-
Total operating revenues	38,986	39,837	77,024	79,202

Operating Expenses
Cost of revenues
Equipment	4,377	4,138	9,225	7,986
Broadcast, programming and operations	5,449	4,898	10,615	9,872
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	7,632	9,569	15,564	18,857
Selling, general and administrative	8,684	8,559	16,581	17,331
Depreciation and amortization	6,378	6,147	12,372	12,274
Total operating expenses	32,520	33,311	64,357	66,320
Operating Income	6,466	6,526	12,667	12,882
Other Income (Expense)
Interest expense	(2,023)	(1,395)	(3,794)	(2,688)
Equity in net income (loss) of affiliates	(16)	14	(7)	(159)
Other income (expense) – net	2,353	925	4,055	1,413
Total other income (expense)	314	(456)	254	(1,434)
Income Before Income Taxes	6,780	6,070	12,921	11,448
Income tax expense	1,532	2,056	2,914	3,860
Net Income	5,248	4,014	10,007	7,588
Less: Net Income Attributable to Noncontrolling Interest	(116)	(99)	(213)	(204)
Net Income Attributable to AT&T	$5,132	$3,915	$9,794	$7,384

Basic Earnings Per Share Attributable to AT&T	$0.81	$0.63	$1.56	$1.19
Diluted Earnings Per Share Attributable to AT&T	$0.81	$0.63	$1.56	$1.19
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	6,351	6,165	6,257	6,166
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	6,374	6,184	6,277	6,185
Dividends Declared Per Common Share	$0.50	$0.49	$1.00	$0.98

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in millions

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$5,248	$4,014	$10,007	$7,588
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(32), $(10), $(30) and $(4) attributable to noncontrolling interest), net of taxes of $(318), $115, $(143) and $506	(918)	(33)	(810)	339
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $0, $29, $(4) and $44	-	50	(12)	83
Reclassification adjustment included in net income, net of taxes of $0, $(7), $0 and $(4)	-	(12)	-	(7)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $(112), $(279), $68 and $(272)	(421)	(517)	253	(504)
Reclassification adjustment included in net income, net of taxes of $3, $5, $6 and $10	11	9	23	19
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $(12), $594, $173 and $594	(37)	969	530	969
Amortization of net prior service credit included in net income, net of taxes of $(109), $(151), $(214) and $(290)	(334)	(247)	(657)	(475)
Other comprehensive income (loss)	(1,699)	219	(673)	424
Total comprehensive income	3,549	4,233	9,334	8,012
Less: Total comprehensive income attributable to noncontrolling interest	(84)	(89)	(183)	(200)
Total Comprehensive Income Attributable to AT&T	$3,465	$4,144	$9,151	$7,812

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED BALANCE SHEETS

Dollars in millions except per share amounts

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$13,523	$50,498
Accounts receivable - net of allowances for doubtful accounts of $804 and $663	25,492	16,522
Prepaid expenses	1,966	1,369
Other current assets	14,305	10,757
Total current assets	55,286	79,146
Noncurrent Inventories and Theatrical Film and Television Production Costs	5,849	-
Property, plant and equipment	324,889	313,499
Less: accumulated depreciation and amortization	(195,333)	(188,277)
Property, Plant and Equipment – Net	129,556	125,222
Goodwill	142,607	105,449
Licenses	96,802	96,136
Trademarks and Trade Names – Net	24,440	7,021
Distribution Networks – Net	17,403	-
Other Intangible Assets – Net	30,800	11,119
Investments in and Advances to Equity Affiliates	8,007	1,560
Other Assets	23,941	18,444
Total Assets	$534,691	$444,097

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$21,672	$38,374
Accounts payable and accrued liabilities	35,488	34,470
Advanced billing and customer deposits	5,914	4,213
Accrued taxes	1,889	1,262
Dividends payable	3,630	3,070
Total current liabilities	68,593	81,389
Long-Term Debt	168,495	125,972
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	59,665	43,207
Postemployment benefit obligation	28,791	31,775
Other noncurrent liabilities	25,017	19,747
Total deferred credits and other noncurrent liabilities	113,473	94,729

Stockholders’ Equity

Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2018 and December 31, 2017: issued 7,620,748,598 at June 30, 2018 and 6,495,231,088 at December 31, 2017)	7,621	6,495
Additional paid-in capital	125,960	89,563
Retained earnings	56,555	50,500
Treasury stock (360,993,619 at June 30, 2018 and 355,806,544 at December 31, 2017, at cost)	(12,872)	(12,714)
Accumulated other comprehensive income	5,716	7,017
Noncontrolling interest	1,150	1,146
Total stockholders’ equity	184,130	142,007
Total Liabilities and Stockholders’ Equity	$534,691	$444,097

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in millions

(Unaudited)

	Six months ended June 30,
	2018	2017
		As Adjusted
Operating Activities
Net income	$10,007	$7,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,372	12,274
Amortization of television and film costs	168	-
Undistributed earnings from investments in equity affiliates	235	167
Provision for uncollectible accounts	808	795
Deferred income tax expense	2,032	964
Net (gain) loss from investments, net of impairments	(29)	12
Actuarial (gain) loss on pension and postretirement benefits	(2,726)	(259)
Changes in operating assets and liabilities:
Accounts receivable	233	119
Other current assets, inventories and theatrical film and television production costs	1,039	470
Accounts payable and other accrued liabilities	(3,890)	(2,761)
Equipment installment receivables and related sales	490	525
Deferred customer contract acquisition and fulfillment costs	(1,725)	(796)
Retirement benefit funding	(280)	(280)
Other – net	442	(1,148)
Total adjustments	9,169	10,082
Net Cash Provided by Operating Activities	19,176	17,670

Investing Activities
Capital expenditures:
Purchase of property and equipment	(10,959)	(10,750)
Interest during construction	(267)	(473)
Acquisitions, net of cash acquired	(40,715)	1,224
Dispositions	59	51
(Purchases) sales of securities, net	(218)	169
Advances to and investments in equity affiliates, net	(1,035)	-
Cash collections of deferred purchase price	500	382
Net Cash Used in Investing Activities	(52,635)	(9,397)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	2,227	(2)
Issuance of other short-term borrowings	4,839	-
Issuance of long-term debt	26,478	24,115
Repayment of long-term debt	(29,447)	(6,118)
Purchase of treasury stock	(564)	(458)
Issuance of treasury stock	12	24
Dividends paid	(6,144)	(6,021)
Other	(1,121)	77
Net Cash (Used in) Provided by Financing Activities	(3,720)	11,617
Net (decrease) increase in cash and cash equivalents and restricted cash	(37,179)	19,890
Cash and cash equivalents and restricted cash beginning of year	50,932	5,935
Cash and Cash Equivalents and Restricted Cash End of Period	$13,753	$25,825

See Notes to Consolidated Financial Statements.

AT&T INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Dollars and shares in millions except per share amounts

(Unaudited)

	June 30, 2018
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	1,126	1,126
Balance at end of period	7,621	$7,621

Additional Paid-In Capital
Balance at beginning of year		$89,563
Issuance of common stock		35,473
Issuance of treasury stock		(4)
Share-based payments		928
Balance at end of period		$125,960

Retained Earnings
Balance at beginning of year		$50,500
Net income attributable to AT&T ($1.56 per diluted share)		9,794
Dividends to stockholders ($1.00 per share)		(6,739)
Cumulative effect of accounting changes		3,000
Balance at end of period		$56,555

Treasury Stock
Balance at beginning of year	(356)	$(12,714)
Repurchase and acquisition of common stock	(18)	(607)
Issuance of treasury stock	13	449
Balance at end of period	(361)	$(12,872)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,017
Other comprehensive income attributable to AT&T		(643)
Amounts reclassified to retained earnings		(658)
Balance at end of period		$5,716

Noncontrolling Interest
Balance at beginning of year		$1,146
Net income attributable to noncontrolling interest		213
Contributions		8
Distributions		(223)
Acquisition of noncontrolling interest		1
Translation adjustments attributable to noncontrolling interest, net of taxes		(30)
Cumulative effect of accounting changes		35
Balance at end of period		$1,150

Total Stockholders’ Equity at beginning of year		$142,007

Total Stockholders’ Equity at end of period		$184,130

See Notes to Consolidated Financial Statements.

AT&T INC.

JUNE 30, 2018

For ease of reading, AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. The results for the interim periods are not necessarily indicative of those for the full year.

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items. The consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and affiliates, including the operating results of recently acquired Time Warner Inc. (referred to as “Time Warner” or “WarnerMedia”) as of June 15, 2018 (see Note 8).

All significant intercompany transactions are eliminated in the consolidation process. Investments in less than majority-owned subsidiaries and partnerships where we have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one quarter of our period end. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items, including translation adjustments.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain amounts have been conformed to the current period’s presentation, including impacts for the adoption of recent accounting standards and the realignment of certain business units within our reportable segments (see Note 4).

Tax Reform The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) 118 provided guidance that allows registrants to provide a reasonable estimate of the impact to their financial statements and adjust the reported impact in a measurement period not to exceed one year. We included the estimated impact of the Act in our financial results at or for the period ended December 31, 2017 and did not record any adjustments thereto during the first six months of 2018. Our future results could include additional adjustments, and those adjustments could be material.

Customer Fulfillment Costs During the second quarter of 2018, we updated our analysis of economic lives of customer relationships. As of April 1, 2018, we extended the amortization period to 58 months to better reflect the estimated economic lives of our entertainment group customers. This change in accounting estimate decreased other cost of revenues and impacted net income $126, or $0.02 per diluted share, in the second quarter of 2018.

Recently Adopted Accounting Standards

Revenue Recognition As of January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as modified (ASC 606), using the modified retrospective method, which does not allow us to adjust prior periods. We applied the rules to all open contracts existing as of January 1, 2018, recording an increase of $2,342 to retained earnings for the cumulative effect of the change, with an offsetting contract asset of $1,737, deferred contract acquisition costs of $1,454, other asset reductions of $239, other liability reductions of $212, deferred income taxes of $787 and noncontrolling interest of $35. (See Note 5)

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Pension and Other Postretirement Benefits As of January 1, 2018, we adopted, with retrospective application, ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). We are no longer allowed to present interest, estimated return on assets and amortization of prior service credits components of our net periodic benefit cost in our consolidated operating expenses, but rather are required to include those amounts in “other income (expense) – net” in our consolidated statements of income. We continue to present service costs with the associated compensation costs within our operating expenses. As a practical expedient, we used the amounts disclosed as the estimated basis for applying the retrospective presentation requirement.

The following table presents our results under our historical method and as adjusted to reflect ASU 2017-07 (presentation of benefit cost):

		Pension and Postretirement Benefits
		Historical Accounting Method		Effect of Adoption of ASU 2017-07		As Adjusted
For the three months ended June 30, 2018
Consolidated Statements of Income
Other cost of revenues	$	7,068	$	564	$	7,632
Selling, general and administrative expenses		6,896		1,788		8,684
Operating Income		8,818		(2,352)		6,466
Other Income (Expense) – net		1		2,352		2,353
Net Income		5,248		-		5,248

For the three months ended June 30, 2017
Consolidated Statements of Income
Other cost of revenues	$	9,218	$	351	$	9,569
Selling, general and administrative expenses		8,113		446		8,559
Operating Income		7,323		(797)		6,526
Other Income (Expense) – net		128		797		925
Net Income		4,014		-		4,014

For the six months ended June 30, 2018
Consolidated Statements of Income
Other cost of revenues	$	14,639	$	925	$	15,564
Selling, general and administrative expenses		13,652		2,929		16,581
Operating Income		16,521		(3,854)		12,667
Other Income (Expense) – net		201		3,854		4,055
Net Income		10,007		-		10,007

For the six months ended June 30, 2017
Consolidated Statements of Income
Other cost of revenues	$	18,283	$	574	$	18,857
Selling, general and administrative expenses		16,600		731		17,331
Operating Income		14,187		(1,305)		12,882
Other Income (Expense) – net		108		1,305		1,413
Net Income		7,588		-		7,588

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Cash Flows As of January 1, 2018, we adopted, with retrospective application, ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (ASU 2016-15). Under ASU 2016-15, we continue to recognize cash receipts on owned equipment installment receivables as cash flows from operations. However, cash receipts on the deferred purchase price described in Note 9 are now required to be classified as cash flows from investing activities instead of cash flows from operating activities.

As of January 1, 2018, we adopted, with retrospective application, ASU No. 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash,” (ASU 2016-18). The primary impact of ASU 2016-18 was to require us to include restricted cash in our reconciliation of beginning and ending cash and cash equivalents (restricted and unrestricted) on the face of the statements of cash flows. (See Note 11)

The following table presents our results under our historical method and as adjusted to reflect ASU 2016-15 (cash receipts on deferred purchase price) and ASU 2016-18 (restricted cash):

		Cash Flows
		Historical Accounting Method	Effect of Adoption of ASU 2016-15	Effect of Adoption of ASU 2016-18		As Adjusted
For the six months ended June 30, 2018
Consolidated Statements of Cash Flows
Equipment installment receivables and related sales	$	990	$(500)	$-	$	490
Other – net		431	-	11		442
Cash Provided by (Used in) Operating Activities		19,665	(500)	11		19,176
(Purchases) sales of securities – net		4	-	(222)		(218)
Cash collections of deferred purchase price		-	500	-		500
Cash (Used in) Provided by Investing Activities		(52,913)	500	(222)		(52,635)
Change in cash and cash equivalents and restricted cash	$	(36,968)	$-	$(211)	$	(37,179)

For the six months ended June 30, 2017
Consolidated Statements of Cash Flows
Changes in other current assets	$	471	$-	$(1)	$	470
Equipment installment receivables and related sales		907	(382)	-		525
Other – net		(1,041)	-	(107)		(1,148)
Cash Provided by (Used in) Operating Activities		18,160	(382)	(108)		17,670
(Purchases) sales of securities – net		-	-	169		169
Cash collections of deferred purchase price		-	382	-		382
Cash (Used in) Provided by Investing Activities		(9,948)	382	169		(9,397)
Change in cash and cash equivalents and restricted cash	$	19,829	$-	$61	$	19,890

Financial Instruments As of January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires us to prospectively record changes in the fair value of our equity investments, except for those accounted for under the equity method, in net income instead of in accumulated other comprehensive income. As of January 1, 2018, we recorded an increase of $658 in retained earnings for the cumulative effect of the adoption of ASU 2016-01, with an offset to accumulated other comprehensive income (accumulated OCI).

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

New Accounting Standards and Accounting Standards Not Yet Adopted

Leases In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” as modified (ASC 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 will require lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. For income statement recognition purposes, leases will be classified as either a finance or an operating lease without relying upon the bright-line tests under current GAAP. In July 2018, the FASB amended ASC 842 to provide another transition method, allowing a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. Through the same amendment, the FASB will allow lessors the option to make a policy election to treat lease and nonlease components as a single lease component under certain conditions. ASC 842 is effective for annual reporting periods beginning after December 15, 2018, subject to early adoption.

Upon initial evaluation, we believe the key change upon adoption will be the balance sheet recognition. The income statement recognition of lease expense appears similar to our current methodology. We are continuing to evaluate the magnitude and other potential impacts to our financial statements.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2018 and 2017, is shown in the table below:

		Three months ended June 30,				Six months ended June 30,
		2018		2017		2018		2017
Numerators
Numerator for basic earnings per share:
Net Income	$	5,248	$	4,014	$	10,007	$	7,588
Less: Net income attributable to noncontrolling interest		(116)		(99)		(213)		(204)
Net Income attributable to AT&T		5,132		3,915		9,794		7,384
Dilutive potential common shares:
Share-based payment		4		2		9		6
Numerator for diluted earnings per share	$	5,136	$	3,917	$	9,803	$	7,390

Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding		6,351		6,165		6,257		6,166
Dilutive potential common shares:
Share-based payment (in shares)		23		19		20		19
Denominator for diluted earnings per share		6,374		6,184		6,277		6,185

Basic earnings per share attributable to AT&T	$	0.81	$	0.63	$	1.56	$	1.19
Diluted earnings per share attributable to AT&T	$	0.81	$	0.63	$	1.56	$	1.19

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)	$660	$1,402		$7,009	$7,017
Other comprehensive income (loss) before reclassifications	(780)	(12)	253		530	(9)
Amounts reclassified from accumulated OCI	- [1]	- [1]	23	[2]	(657)[3]	(634)
Net other comprehensive income (loss)	(780)	(12)	276		(127)	(643)
Amounts reclassified to retained earnings	-	(658)[4]	-		-	(658)
Balance as of June 30, 2018	$(2,834)	$(10)	$1,678		$6,882	$5,716

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available- for-Sale Securities	Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)	$541	$744		$5,671	$4,961
Other comprehensive income (loss) before reclassifications	343	83	(504)		969	891
Amounts reclassified from accumulated OCI	- [1]	(7)[1]	19	[2]	(475)[3]	(463)
Net other comprehensive income (loss)	343	76	(485)		494	428
Balance as of June 30, 2017	$(1,652)	$617	$259		$6,165	$5,389

[1]	(Gains) losses are included in Other income (expense) – net in the consolidated statements of income.
[2]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 7).
[3]	The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[4]	With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings (see Note 1).

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have five reportable segments: (1) Consumer Mobility, (2) Business Solutions, (3) Entertainment Group, (4) International, and (5) WarnerMedia.

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

To most effectively implement our strategies for 2018, effective January 1, 2018, we retrospectively realigned certain responsibilities and operations within our reportable segments. The most significant of these changes is to report individual wireless accounts with employer discounts in our Consumer Mobility segment, instead of our Business Solutions segment. As a result of these realignments, $19,686 of goodwill from the Business Solutions segment was reallocated to the Consumer Mobility segment. Our reported segment results include the impact for the adoption of recent accounting standards, which affects the comparability between 2018 and 2017 (see Note 5).

With our acquisition of WarnerMedia, programming released on or before the June 14, 2018 acquisition date was recorded at fair value as an intangible asset (see Note 8). For consolidated reporting, all amortization of pre-acquisition released programming is reported as amortization expense on our consolidated income statement. To best present comparable results, we will continue to report the historic content production cost amortization as operations and support expense within the WarnerMedia segment. The amount of historic content production cost amortization reported in the segment results was $189 for the 16-day period ended June 30, 2018, $98 of which was for pre-acquisition released programming.

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

The WarnerMedia segment provides global media and entertainment services through television networks and film, using its brands to create, package and deliver high-quality content worldwide. The segment consists of Turner, HBO and Warner Bros. businesses.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Corporate and Other items reconcile our segment results to consolidated operating income and income before income taxes, and include:

•	Corporate, which consists of: (1) operations that are no longer integral to our operations or which we no longer actively market, (2) corporate support functions and operations, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense) – net and (5) the recharacterization of programming cost amortization, which we continue to report with WarnerMedia segment operating expense, to consolidated amortization expense.
•	Acquisition-related items which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.
•	Certain significant items which consists of (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the segments are not being evaluated.
•	Eliminations, which remove transactions involving dealings between AT&T companies, including content licensing with WarnerMedia.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

Our domestic business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our shared asset base. Therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2018
		Revenues		Operations and Support Expenses		EBITDA		Depreciation and Amortization		Operating Income (Loss)		Equity in Net Income (Loss) of Affiliates		Segment Contribution
Consumer Mobility	$	14,869	$	8,085	$	6,784	$	1,806	$	4,978	$	-	$	4,978
Business Solutions		9,063		5,616		3,447		1,487		1,960		1		1,961
Entertainment Group		11,650		8,852		2,798		1,346		1,452		(20)		1,432
International		1,951		1,803		148		313		(165)		15		(150)
WarnerMedia		1,275		794		481		30		451		(6)		445
Segment Total		38,808		25,150		13,658		4,982		8,676	$	(10)	$	8,666
Corporate and Other
Corporate		319		660		(341)		118		(459)
Acquisition-related items		-		321		(321)		1,278		(1,599)
Certain significant items		-		152		(152)		-		(152)
Eliminations		(141)		(141)		-		-		-
AT&T Inc.	$	38,986	$	26,142	$	12,844	$	6,378	$	6,466

For the six months ended June 30, 2018
		Revenues		Operations and Support Expenses		EBITDA		Depreciation and Amortization		Operating Income (Loss)		Equity in Net Income (Loss) of Affiliates		Segment Contribution
Consumer Mobility	$	29,855	$	16,609	$	13,246	$	3,613	$	9,633	$	-	$	9,633
Business Solutions		18,179		11,210		6,969		2,945		4,024		-		4,024
Entertainment Group		23,227		17,791		5,436		2,658		2,778		(11)		2,767
International		3,976		3,607		369		645		(276)		15		(261)
WarnerMedia		1,275		794		481		30		451		(6)		445
Segment Total		76,512		50,011		26,501		9,891		16,610	$	(2)	$	16,608
Corporate and Other
Corporate		653		1,395		(742)		141		(883)
Acquisition-related items		-		388		(388)		2,340		(2,728)
Certain significant items		-		332		(332)		-		(332)
Eliminations		(141)		(141)		-		-		-
AT&T Inc.	$	77,024	$	51,985	$	25,039	$	12,372	$	12,667

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2017
		Revenues		Operations and Support Expenses		EBITDA		Depreciation and Amortization		Operating Income (Loss)		Equity in Net Income (Loss) of Affiliates		Segment Contribution
Consumer Mobility	$	15,091	$	8,636	$	6,455	$	1,716	$	4,739	$	-	$	4,739
Business Solutions		9,667		6,053		3,614		1,483		2,131		-		2,131
Entertainment Group		12,661		9,561		3,100		1,458		1,642		(12)		1,630
International		2,026		1,772		254		311		(57)		25		(32)
Segment Total		39,445		26,022		13,423		4,968		8,455	$	13	$	8,468
Corporate and Other
Corporate		392		766		(374)		9		(383)
Acquisition-related items		-		281		(281)		1,170		(1,451)
Certain significant items		-		95		(95)		-		(95)
AT&T Inc.	$	39,837	$	27,164	$	12,673	$	6,147	$	6,526

For the six months ended June 30, 2017
		Revenues		Operations and Support Expenses		EBITDA		Depreciation and Amortization		Operating Income (Loss)		Equity in Net Income (Loss) of Affiliates		Segment Contribution

Consumer Mobility	$	29,897	$	17,196	$	12,701	$	3,432	$	9,269	$	-	$	9,269
Business Solutions		19,288		12,051		7,237		2,943		4,294		-		4,294
Entertainment Group		25,262		19,166		6,096		2,878		3,218		(18)		3,200
International		3,955		3,531		424		601		(177)		45		(132)
Segment Total		78,402		51,944		26,458		9,854		16,604	$	27	$	16,631
Corporate and Other
Corporate		800		1,637		(837)		48		(885)
Acquisition-related items		-		488		(488)		2,372		(2,860)
Certain significant items		-		(23)		23		-		23
AT&T Inc.	$	79,202	$	54,046	$	25,156	$	12,274	$	12,882

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contribution to “Income Before Income Taxes” reported on our consolidated statements of income.

		Three months ended			Six months ended
		June 30,			June 30,
		2018	2017		2018	2017
Consumer Mobility	$	4,978	$4,739	$	9,633	$9,269
Business Solutions		1,961	2,131		4,024	4,294
Entertainment Group		1,432	1,630		2,767	3,200
International		(150)	(32)		(261)	(132)
WarnerMedia		445	-		445	-
Segment Contribution		8,666	8,468		16,608	16,631
Reconciling Items:
Corporate and Other		(459)	(383)		(883)	(885)
Merger and integration items		(321)	(281)		(388)	(488)
Amortization of intangibles acquired		(1,278)	(1,170)		(2,340)	(2,372)
Employee separation charges		(133)	(60)		(184)	(60)
Gain on wireless spectrum transactions		-	63		-	181
Natural disaster items		-	-		(104)	-
Foreign currency devaluation		(19)	(98)		(44)	(98)
Segment equity in net income of affiliates		10	(13)		2	(27)
AT&T Operating Income		6,466	6,526		12,667	12,882
Interest Expense		2,023	1,395		3,794	2,688
Equity in net income (loss) of affiliates		(16)	14		(7)	(159)
Other income (expense) - Net		2,353	925		4,055	1,413
Income Before Income Taxes	$	6,780	$6,070	$	12,921	$11,448

NOTE 5. REVENUE RECOGNITION

As of January 1, 2018, we adopted FASB ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” as modified (ASC 606). With our adoption of ASC 606, we made a policy election to record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. See the Notes to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K for additional information regarding our policies prior to adoption of ASC 606.

When implementing ASC 606, we utilized the practical expedient allowing us to reflect the aggregate effect of all contract modifications occurring before the beginning of the earliest period presented when allocating the transaction price to performance obligations.

Service and Equipment Revenues

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

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Our contracts allow for customers to frequently modify their arrangement, without incurring penalties in many cases. When a contract is modified, we evaluate the change in scope or price of the contract to determine if the modification should be treated as a new contract or if it should be considered a change of the existing contract. We generally do not have significant impacts from contract modifications.

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

We offer the majority of our customers the option to purchase certain wireless devices in installments over a specified period of time, and, in many cases, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. For customers that elect these equipment installment payment programs, at the point of sale, we recognize revenue for the entire amount of revenue allocated to the customer receivable net of fair value of the trade-in right guarantee. The difference between the revenue recognized and the consideration received is recorded as a note receivable when the devices are not discounted and our right to consideration is unconditional. When installment sales include promotional discounts (e.g., “buy one get one free”), the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

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

Media Revenues

Media revenues are primarily derived from content production and distribution (i.e., content revenue), providing programming to distributors that have contracted to receive and distribute this programming to their subscribers (i.e., subscription revenue) and the sale of advertising on our networks and digital properties and the digital properties we manage and/or operate for others (i.e., advertising revenue).

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Disaggregation of Revenue

The following tables set forth disaggregated reported revenue by category:

For the three months ended June 30, 2018
		Consumer Mobility		Business Solutions		Entertainment Group		International		WarnerMedia		Corporate and Other		Total

Wireless service	$	11,853	$	1,829	$	-	$	417	$	-	$	-	$	14,099
Video entertainment		-		-		8,331		1,254		-		-		9,585
Strategic services		-		3,039		-		-		-		-		3,039
High-speed internet		-		-		1,981		-		-		-		1,981
Legacy voice and data		-		2,723		785		-		-		-		3,508
Content		-		-		-		-		487		-		487
Subscription		-		-		-		-		591		-		591
Advertising		-		-		-		-		208		-		208
Other media revenues		-		-		-		-		51		(1)		50
Other service		-		691		550		-		-		320		1,561
Wireless equipment		3,016		584		-		280		-		-		3,880
Other equipment		-		197		3		-		-		-		200
Eliminations		-		-		-		-		(62)		(141)		(203)
Total Operating Revenues	$	14,869	$	9,063	$	11,650	$	1,951	$	1,275	$	178	$	38,986

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2018
		Consumer Mobility		Business Solutions		Entertainment Group		International		WarnerMedia		Corporate and Other		Total
Wireless service	$	23,465	$	3,620	$	-	$	821	$	-	$	-	$	27,906
Video entertainment		-		-		16,690		2,608		-		-		19,298
Strategic services		-		6,109		-		-		-		-		6,109
High-speed internet		-		-		3,859		-		-		-		3,859
Legacy voice and data		-		5,561		1,604		-		-		-		7,165
Content		-		-		-		-		487		-		487
Subscription		-		-		-		-		591		-		591
Advertising		-		-		-		-		208		-		208
Other media revenues		-		-		-		-		51		(1)		50
Other service		-		1,360		1,069		-		-		653		3,082
Wireless equipment		6,390		1,162		-		547		-		-		8,099
Other equipment		-		367		5		-		-		1		373
Eliminations		-		-		-		-		(62)		(141)		(203)
Total Operating Revenues	$	29,855	$	18,179	$	23,227	$	3,976	$	1,275	$	512	$	77,024

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Deferred Customer Contract Acquisition and Fulfillment Costs

Costs to acquire customer contracts, including commissions on service activations, for our wireless, business wireline and video entertainment services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from two to five years. Costs to fulfill customer contracts are deferred and amortized over periods ranging generally from four to five years, reflecting the estimated economic lives of the respective customer relationships, subject to an assessment of the recoverability of such costs. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

Our deferred customer contract acquisition costs and deferred customer contract fulfillment costs balances were $2,764 and $11,017 as of June 30, 2018, respectively, of which $1,250 and $3,715 were included in Other current assets on our consolidated balance sheets. For the six months ended June 30, 2018, we amortized $595 and $1,889 of these costs, respectively.

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration (i.e., we must perform additional services or satisfy another performance obligation in order to bill and receive consideration). The contract asset will decrease as services are provided and billed. When consideration is received in advance of the delivery of goods or services, a contract liability is recorded. Reductions in the contract liability will be recorded as we satisfy the performance obligations.

The following table presents contract assets and liabilities and revenue recorded at or for the period ended June 30, 2018:

June 30,
2018

Contract asset	$1,906
Contract liability	6,853

Beginning of period contract liability recorded as customer contract revenue during the period	3,839

Our consolidated balance sheet at June 30, 2018 included approximately $1,257 for the current portion of our contract asset in “Other current assets” and $5,723 for the current portion of our contract liability in “Advanced billings and customer deposits.”

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Remaining Performance Obligations

Remaining performance obligations represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. In determining the transaction price allocated, we do not include non-recurring charges and estimates for usage, nor do we consider arrangements with an original expected duration of less than one year, which are primarily prepaid wireless, video and residential internet agreements.

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $41,838, of which we expect to recognize approximately 80% over the next two years, with the balance recognized thereafter.

The aggregate amount of transaction price allocated to remaining performance obligations included $13,623 related to WarnerMedia operations, which relates to the licensing of theatrical and television content that will be made available to customers at some point in the future. It excludes advertising and subscription arrangements that have an expected contract duration of one year or less.

Comparative Results

Prior to 2018, revenue recognized from contracts that bundle services and equipment was limited to the lesser of the amount allocated based on the relative selling price of the equipment and service already delivered or the consideration received from the customer for the equipment and service already delivered. Our prior accounting also separately recognized regulatory fees as operating revenue when received and as an expense when incurred. Sales commissions were previously expensed as incurred.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table presents our reported results under ASC 606 and our pro forma results using the historical accounting method:

For the three months ended June 30, 2018	As Reported	Historical Accounting Method
Consolidated Statements of Income:
Service Revenues	$33,773	$35,163
Equipment Revenues	4,080	3,611
Media Revenues	1,133	1,135
Total Operating Revenues	38,986	39,909
Other cost of revenue	7,632	8,535
Selling, general and administrative expenses	8,684	9,267
Total Operating Expenses	32,520	34,006
Operating income	6,466	5,903
Income before income taxes	6,780	6,217
Income tax expense	1,532	1,394
Net income	5,248	4,823
Net income attributable to AT&T	5,132	4,713

Basic Earnings per Share Attributable to AT&T	$0.81	$0.74
Diluted Earnings per Share Attributable to AT&T	$0.81	$0.74

For the six months ended June 30, 2018
Consolidated Statements of Income:
Service Revenues	$67,419	$70,232
Equipment Revenues	8,472	7,472
Media Revenues	1,133	1,135
Total Operating Revenues	77,024	78,839
Other cost of revenue	15,564	17,396
Selling, general and administrative expenses	16,581	17,764
Total Operating Expenses	64,357	67,372
Operating income	12,667	11,467
Income before income taxes	12,921	11,721
Income tax expense	2,914	2,620
Net income	10,007	9,101
Net income attributable to AT&T	9,794	8,900

Basic Earnings per Share Attributable to AT&T	$1.56	$1.42
Diluted Earnings per Share Attributable to AT&T	$1.56	$1.42

At June 30, 2018
Consolidated Balance Sheets:
Other current assets	14,305	11,961
Other Assets	23,941	21,983
Accounts payable and accrued liabilities	35,488	35,667
Advanced billings and customer deposits	5,914	5,978
Deferred income taxes	59,665	58,585
Other noncurrent liabilities	25,017	24,832
Retained earnings	56,555	53,313
Accumulated other comprehensive income	5,716	5,723
Noncontrolling interest	1,150	1,103

AT&T INC.

JUNE 30, 2018

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,829 at June 30, 2018. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by AT&T Mobility II LLC to the trust, in equal amounts and accounted for as contributions. We distributed $280 to the trust during the six months ended June 30, 2018. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan’s separate financial statements. However, because the preferred equity interest is not unconditionally transferable to an unrelated party, it is not reflected in plan assets in our consolidated financial statements and instead has been eliminated in consolidation.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of other income (expense) – net at our annual measurement date of December 31, unless earlier remeasurements are required. During the first quarter of 2018, a substantive plan change involving the frequency of future health reimbursement account credit increases was communicated to our retirees. During the second quarter of 2018, a written plan change involving the ability of certain participants of the pension plan to receive their benefit in a lump-sum amount upon retirement was communicated to our employees. These plan changes resulted in additional prior service credits recognized in other comprehensive income, reducing our liability by $752, and increasing our liability by $50 in the first and second quarters of 2018, respectively. Such credits amortize through earnings over a period approximating the average service period to full eligibility. These plan changes also triggered a remeasurement of our postretirement and pension benefit obligations, resulting in an actuarial gain of $930 in the first quarter and $1,796 in the second quarter of 2018. As a result of the plan changes and remeasurements, our pension and postretirement benefit obligation decreased $1,746 and $1,682, respectively.

AT&T INC.

JUNE 30, 2018

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension cost:
Service cost – benefits earned during the period	$284	$282	$575	$564
Interest cost on projected benefit obligation	504	484	991	968
Expected return on assets	(755)	(784)	(1,515)	(1,567)
Amortization of prior service credit	(29)	(31)	(59)	(62)
Actuarial (gain) loss	(1,796)	-	(1,796)	-
Net pension (credit) cost	$(1,792)	$(49)	$(1,804)	$(97)

Postretirement cost:
Service cost – benefits earned during the period	$26	$34	$55	$75
Interest cost on accumulated postretirement benefit obligation	195	202	386	424
Expected return on assets	(75)	(79)	(152)	(159)
Amortization of prior service credit	(413)	(366)	(810)	(702)
Actuarial (gain) loss	-	(259)	(930)	(259)
Net postretirement (credit) cost	$(267)	$(468)	$(1,451)	$(621)

Combined net pension and postretirement (credit) cost	$(2,059)	$(517)	$(3,255)	$(718)

As part of our first- and second-quarter 2018 remeasurements, we modified the weighted-average discount rate used to measure our benefit obligations increasing the rate to 4.10% for the postretirement obligation and to 4.30% for the pension obligation. The discount rate in effect for determining service and interest costs after remeasurement is 4.30% and 3.70%, respectively, for postretirement and 4.40% and 4.00% for pension. As a result of our plan changes and remeasurements, the total estimated prior service credits that will be amortized from accumulated OCI into net periodic benefit cost over the second half of 2018 is $882 ($665 net of tax) for postretirement benefits.

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the second quarter ended 2018 and 2017, net supplemental pension benefits costs not included in the table above were $21 and $23. For the first six months of 2018 and 2017, net supplemental pension benefit costs were $42 and $45.

AT&T INC.

JUNE 30, 2018

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

Level 2

Inputs to the valuation methodology include:

●   Quoted prices for similar assets and liabilities in active markets.

●   Quoted prices for identical or similar assets or liabilities in inactive markets.

●   Inputs other than quoted market prices that are observable for the asset or liability.

●   Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

●   Fair value is often based on developed models in which there are few, if any, external observations.

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

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and debentures[1]	$180,209	$182,732	$162,526	$171,938
Commercial paper	8,139	8,139	-	-
Bank borrowings	15	15	2	2
Investment securities[2]	3,511	3,511	2,447	2,447

1 Includes credit agreement borrowings.

2 Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2018 and December 31, 2017. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,252	$-	$-	$1,252
International equities	304	-	-	304
Fixed income equities	149	-	-	149
Available-for-Sale Debt Securities	-	890	-	890
Asset Derivatives
Cross-currency swaps	-	1,216	-	1,216
Foreign exchange contracts	-	55	-	55
Liability Derivatives
Interest rate swaps	-	(89)	-	(89)
Cross-currency swaps	-	(1,506)	-	(1,506)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,142	$-	$-	$1,142
International equities	321	-	-	321
Fixed income equities	-	152	-	152
Available-for-Sale Debt Securities	-	581	-	581
Asset Derivatives
Interest rate swaps	-	17	-	17
Cross-currency swaps	-	1,753	-	1,753
Liability Derivatives
Interest rate swaps	-	(31)	-	(31)
Cross-currency swaps	-	(1,290)	-	(1,290)

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

Upon the adoption of ASU 2016-01, we reclassified $658 of such unrealized gains and losses on equity securities to retained earnings and beginning in 2018, gains and losses, both realized and unrealized, on equity securities measured at fair value are included in “Other income (expense) – net” in the consolidated statements of income using the specific identification method.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The components comprising total gains and losses on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Total gains (losses) recognized on equity securities	$21	$14	$8	$103
Gains (Losses) recognized on equity securities sold	(3)	-	49	11
Unrealized gains (losses) recognized on equity securities held at end of period	24	14	(41)	92

Debt securities of $34 have maturities of less than one year, $136 within one to three years, $117 within three to five years and $603 for five or more years.

Our cash equivalents (money market securities), short-term investments (certificate and time deposits) and nonrefundable customer deposits are recorded at amortized cost, and the respective carrying amounts approximate fair values. Short-term investments and nonrefundable customer deposits are recorded in “Other current assets” and our investment securities are recorded in “Other Assets” on the consolidated balance sheets.

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

Fair Value Hedging We designate our fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount. Accrued and realized gains or losses from interest rate swaps impact interest expense in the consolidated statements of income. Unrealized gains on interest rate swaps are recorded at fair market value as assets, and unrealized losses on interest rate swaps are recorded at fair market value as liabilities. Changes in the fair values of the interest rate swaps are exactly offset by changes in the fair value of the underlying debt. Gains or losses realized upon early termination of our fair value hedges are recognized in interest expense. In the six months ended June 30, 2018 and June 30, 2017, no ineffectiveness was measured on interest rate swaps designated as fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses on derivatives designated as cash flow hedges are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into interest expense in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cross-currency swaps each quarter. In the six months ended June 30, 2018 and June 30, 2017, no ineffectiveness was measured on cross-currency swaps designated as cash flow hedges.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $60 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

We hedge a portion of the exchange risk involved in anticipation of highly probable foreign currency-denominated transactions. In anticipation of these transactions, we often enter into foreign exchange contracts to provide currency at a fixed rate. Gains and losses at the time we settle or take delivery on our designated foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings, except where an amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. In the six months ended June 30, 2018 and June 30, 2017, no ineffectiveness was measured on foreign exchange contracts designated as cash flow hedges.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2018, we had posted collateral of $580 (a deposit asset) and held collateral of $687 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $138. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $199. At December 31, 2017, we had posted collateral of $495 (a deposit asset) and held collateral of $968 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30, 2018	December 31, 2017
Interest rate swaps	$7,333	$9,833
Cross-currency swaps	36,092	38,694
Foreign exchange contracts	2,399	-
Total	$45,824	$48,527

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2018	2017	2018	2017
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(9)	$(23)	$(62)	$(48)
Gain (Loss) on long-term debt	9	23	62	48

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2018	2017	2018	2017
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(533)	$(717)	$321	$(697)
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	(79)	-	(79)
Interest income (expense) reclassified from accumulated OCI into income	(14)	(14)	(29)	(29)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Time Warner On June 14, 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. The deal combines Time Warner’s vast library of content and ability to create new premium content for audiences around the world with our extensive customer relationships and distribution, one of the world’s largest pay-TV subscriber bases and scale in TV, mobile and broadband distribution. We expect that the transaction will advance our direct-to-consumer efforts and provide us with the ability to develop innovative new offerings.

Under the merger agreement, each share of Time Warner stock was exchanged for $53.75 cash plus 1.437 shares of our common stock. After adjustment for shares issued to trusts consolidated by AT&T, share-based payment arrangements and fractional shares, which were settled in cash, AT&T issued 1,125,517,510 shares to Time Warner shareholders, giving them an approximate 16% stake in the combined company. Based on our $32.52 per share closing stock price on June 14, 2018, we paid Time Warner shareholders $36,599 in AT&T stock and $42,100 in cash. Total consideration, including share-based payment arrangements and other adjustments totaled $79,114. On July 12, 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. We believe the DOJ’s appeal is without merit and we will continue to vigorously defend our legal position in the appellate court.

Our second-quarter 2018 operating results include the results of Time Warner following the acquisition date. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, other than cash and long-term debt acquired in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of distribution network, released TV and film content, in-place advertising network, trade names, and franchises. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. Our June 30, 2018, consolidated balance sheet includes the assets and liabilities of Time Warner, which have been measured at fair value.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Assets acquired
Cash	$1,655
Accounts receivable	9,166
All other current assets	3,405
Noncurrent inventory and theatrical film and television production costs	5,778
Property, plant and equipment	4,699
Intangible assets subject to amortization
Distribution network	17,480
Released television and film content	11,322
Trademarks and trade names	18,100
Other	10,290
Investments and other assets	9,669
Goodwill	38,102

Total assets acquired	129,666

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	8,513
Long-term debt	22,846
Other noncurrent liabilities	19,192

Total liabilities assumed	50,551

Net assets acquired	79,115

Noncontrolling interest	(1)

Aggregate value of consideration paid	$79,114

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill. Purchased goodwill is not expected to be deductible for tax purposes. As we finalize the valuation of assets acquired and liabilities assumed, we will determine to which reporting units any changes in goodwill should be recorded.

Excluded from the table above are commitments of approximately $35,000 for future purchases primarily related to network programming obligations, including contracts to license sports programming.

Due to the proximity of the closing of this acquisition to the end of the quarter, we were not able to provide the requisite combined pro forma financial information.

Held-for-Sale

In June 2018, we entered into an agreement to sell 31 of our data centers to Brookfield Infrastructure Partners (Brookfield) for $1,100. We expect the transaction to close within the next six to eight months, subject to customary closing conditions.

We applied held-for-sale treatment to the assets associated with the data centers to be sold, which primarily consist of net property, plant and equipment of approximately $279 and goodwill of $236. These assets are included in “Other current assets,” on our June 30, 2018 consolidated balance sheet.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 9. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of June 30, 2018 and December 31, 2017, gross equipment installment receivables of $5,853 and $6,079 were included on our consolidated balance sheets, of which $3,781 and $3,340 are notes receivable that are included in “Accounts receivable - net.”

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transfer certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Since 2014, we have made beneficial modifications to the agreement. During 2017, we modified the agreement and entered into a second uncommitted agreement with the Purchasers such that we receive more upfront cash consideration at the time the receivables are transferred to the Purchasers. Additionally, in the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the Purchasers equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation to the Purchasers for this estimated amount at the time the receivables are transferred. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. As of June 30, 2018, total cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $5,723.

The following table sets forth a summary of equipment installment receivables sold during the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross receivables sold	$1,906	$1,752	$4,916	$4,598
Net receivables sold[1]	1,811	1,599	4,606	4,220
Cash proceeds received	1,532	1,415	3,927	2,847
Deferred purchase price recorded	307	293	826	1,482
Guarantee obligation recorded	72	74	195	74

1  Receivables net of allowance, imputed interest and trade-in right guarantees.

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

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price and cash during the three months and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Fair value of repurchased receivables	$1,481	$337	$1,481	$714
Carrying value of deferred purchase price	1,393	301	1,393	640
Gain (loss) on repurchases[1]	$88	$36	$88	$74

1  These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At June 30, 2018 and December 31, 2017, our deferred purchase price receivable was $1,686 and $2,749, respectively, of which $813 and $1,781 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2018 and December 31, 2017 was $362 and $204, respectively, of which $111 and $55 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

The sales of equipment installment receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on owned equipment installment receivables as cash flows from operations in our consolidated statements of cash flows. With the retrospective adoption of ASU 2016-15 in 2018 (see Note 1), cash receipts on the deferred purchase price are now classified as cash flows from investing activities instead of cash flows from operating activities for all periods presented.

The outstanding portfolio of installment receivables derecognized from our consolidated balance sheets, but which we continue to service, was $7,564 and $7,446 at June 30, 2018 and December 31, 2017.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 10. INVENTORIES AND THEATRICAL FILM AND TELEVISION PRODUCTION COSTS

Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value and include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and undeveloped film and television rights. The amount of capitalized film and television production costs recognized as broadcast, programming and operations expenses for a given period is determined using the film forecast computation method.

The following table summarizes inventories and theatrical film and television production costs as of June 30, 2018:

June 30, 2018
Inventories:
Programming costs, less amortization[1]	$4,252
Other inventory, primarily DVD and Blu-ray Discs	154
Total inventories	4,406
Less: current portion of inventory	(2,313)
Total noncurrent inventories	2,093

Theatrical film production costs:[2]
Released, less amortization	6
Completed and not released	49
In production	1,249
Development and pre-production	171

Television production costs:[2]
Released, less amortization	168
Completed and not released	534
In production	1,556
Development and pre-production	23
Total theatrical film and television production costs	3,756
Total noncurrent inventories and theatrical film and television production costs	$5,849

[1]	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
[2]	Does not include $11,150 of acquired film and television library intangible assets as of June 30, 2018, which are included in “Other Intangible Assets – Net” on our consolidated balance sheet.

AT&T INC.

JUNE 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flow

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments. The following summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	June 30,		December 31,
Cash and Cash Equivalents and Restricted Cash	2018	2017	2017	2016

Cash and cash equivalents	$13,523	$25,617	$50,498	$5,788
Restricted cash in Other current assets	12	6	6	7
Restricted cash in Other Assets	218	202	428	140
Cash and cash equivalents and restricted cash	$13,753	$25,825	$50,932	$5,935

			Six months ended
			June 30,
Consolidated Statements of Cash Flows			2018	2017
Cash paid (received) during the period for:
Interest			$4,045	$3,095
Income taxes, net of refunds			(757)	1,470

Debt Transactions

As of June 30, 2018, our total long-term debt obligations totaled $190,167. During the first six months we completed the following debt activity:

●

For the purpose of providing financing in connection with our Time Warner acquisition, we drew the following on our lines of credit: $16,175 with JPMorgan Chase Bank, N.A., $2,500 with BNP Paribas and $2,250 with Bank of Nova Scotia.

●	Issuance of approximately $1,500 three-year floating rate note and other borrowings totaling $2,100.
●	Borrowings of approximately $7,900 of debt under our commercial paper program.
●	Net borrowings of approximately $1,000 by subsidiaries in Latin America.
●	Redemptions totaling approximately $4,550 for AT&T notes that matured prior to June 30, 2018.
●	Redemption of $21,235 of AT&T notes issued in anticipation of the Time Warner acquisition that were subject to mandatory redemption.
●	With the acquisition of Time Warner, we acquired $22,846 of debt, of which we repaid $2,000 for amounts outstanding under term credit agreements, $600 of notes and $765 of commercial paper borrowings.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions except per share and per subscriber amounts

RESULTS OF OPERATIONS

AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (“Notes”). We completed the acquisition of Time Warner Inc. (referred to as “Time Warner” or “WarnerMedia”) on June 14, 2018, and have included WarnerMedia results for the 16-day period ended June 30, 2018. In accordance with U.S. generally accepted accounting principles (GAAP), operating results from WarnerMedia prior to the acquisition are excluded.

Consolidated Results In the first quarter of 2018, we adopted new revenue accounting rules that significantly affect the comparability of our consolidated and segment operating results (see Note 5). As a supplement to our discussion of operating results, comparable financial results presented under the historical method of accounting are available in “Supplemental Results Under Historical Accounting Method.” Our financial results in the second quarter and for the first six months of 2018, including impacts from new revenue accounting rules, and 2017 are summarized as follows:

	Second Quarter			Six-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating Revenues
Service	$33,773	$36,538	(7.6)%	$67,419	$72,994	(7.6)%
Equipment	4,080	3,299	23.7	8,472	6,208	36.5
Media	1,133	-	-	1,133	-	-
Total Operating Revenues	38,986	39,837	(2.1)	77,024	79,202	(2.7)

Operating expenses
Cost of revenues
Equipment	4,377	4,138	5.8	9,225	7,986	15.5
Broadcast, programming and operations	5,449	4,898	11.2	10,615	9,872	7.5
Other cost of revenues	7,632	9,569	(20.2)	15,564	18,857	(17.5)
Selling, general and administrative	8,684	8,559	1.5	16,581	17,331	(4.3)
Depreciation and amortization	6,378	6,147	3.8	12,372	12,274	0.8
Total Operating Expenses	32,520	33,311	(2.4)	64,357	66,320	(3.0)
Operating Income	6,466	6,526	(0.9)	12,667	12,882	(1.7)
Income Before Income Taxes	6,780	6,070	11.7	12,921	11,448	12.9
Net Income	5,248	4,014	30.7	10,007	7,588	31.9
Net Income Attributable to AT&T	$5,132	$3,915	31.1%	$9,794	$7,384	32.6%

Overview

Operating revenues decreased $851, or 2.1%, in the second quarter and $2,178, or 2.7%, for the first six months of 2018.

Service revenues decreased $2,765, or 7.6%, in the second quarter and $5,575, or 7.6%, for the first six months of 2018. The decreases in the second quarter and first six months were primarily due to our adoption of a new revenue accounting standard, which included our policy election to record Universal Service Fund (USF) fees on a net basis and also resulted in less revenue allocation to the service component of bundled contracts. Also contributing to the decrease was the continued decline in video services and legacy wireline voice and data products.

Equipment revenues increased $781, or 23.7%, in the second quarter and $2,264, or 36.5%, for the first six months of 2018. The increases were due to the adoption of new revenue accounting standards that contributed to higher revenue allocations from bundled contracts and the sale of higher-priced devices.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Media revenues for the second quarter and first six months were $1,133 and in each case are attributable to the 16-day period since acquiring WarnerMedia.

Operating expenses decreased $791, or 2.4%, in the second quarter and $1,963, or 3.0%, for the first six months of 2018.

Equipment expenses increased $239, or 5.8%, in the second quarter and $1,239, or 15.5%, for the first six months of 2018. The increases during the second quarter and the first six months were driven by an increase in the sale of higher-priced devices.

Broadcast, programming and operations expenses increased $551, or 11.2%, in the second quarter and $743, or 7.5%, for the first six months of 2018. Expense increases during the second quarter and first six months were due to annual content cost increases and additional programming costs, including programming and production costs associated with WarnerMedia for the 16-day period since acquisition.

Other cost of revenues expenses decreased $1,937, or 20.2%, in the second quarter and $3,293, or 17.5%, for the first six months of 2018. The decreases during the second quarter and first six months reflect our adoption of new accounting rules, which included our policy election to record USF fees net. Also contributing to the decreases were lower expenses due to cost management and utilization of automation and digitalization where appropriate.

Selling, general and administrative expenses increased $125, or 1.5%, in the second quarter and decreased $750, or 4.3%, for the first six months of 2018. The increase in the second quarter was primarily attributable to expenses from WarnerMedia, including acquisition-related expenses due to the closing of the Time Warner transaction. Also contributing to the second quarter increase were higher employee separation costs. Offsetting some of the increases during the second quarter, and contributing to the overall decrease during the first six months, was the effect of new accounting standards, which resulted in commissions being deferred and amortized over the contract period or expected customer life, in addition to expense reductions due to our disciplined cost management. Partially offsetting the decrease during the first six months were higher costs due to natural disasters and, in the comparable period of 2017, gains on wireless spectrum transactions.

Depreciation and amortization expense increased $231, or 3.8%, in the second quarter and $98, or 0.8%, for the first six months of 2018. Depreciation expense increased $123, or 2.5%, in the second quarter and $130, or 1.3%, for the first six months of 2018. The increases were primarily due to 16-days of WarnerMedia results as well as ongoing capital spending for network upgrades and expansion offset by lower expense resulting from our fourth-quarter 2017 abandonment of certain copper network assets.

Amortization expense increased $108, or 9.2%, in the second quarter and decreased $32, or 1.3%, for the first six months of 2018. The increase in the second quarter was due to the amortization of intangibles associated with the previously mentioned acquisition. For the six-month period, the decrease was due to amortization of intangibles for customer lists associated with prior acquisitions mostly offset by the WarnerMedia acquisition.

Operating income decreased $60, or 0.9%, in the second quarter and decreased $215, or 1.7%, for the first six months of 2018. Our operating income margin in the second quarter increased from 16.4% in 2017 to 16.6% in 2018, and for the first six months increased from 16.3% in 2017 to 16.4% in 2018.

Interest expense increased $628, or 45.0%, in the second quarter and $1,106, or 41.1%, for the first six months of 2018. The increase was primarily due to higher debt balances related to our acquisition of Time Warner, including interest expense on Time Warner notes for 16-days, and an increase in average interest rates when compared to the prior year.

Equity in net income (loss) of affiliates decreased $30 in the second quarter of 2018 and increased $152, or 95.6%, for the first six months of 2018. Results for the second quarter and the first six months of 2018 include net losses from investments acquired through our purchase of Time Warner. The increase in the first six months of 2018 was predominantly due to losses in the first quarter of 2017 from our legacy publishing business, which was sold in June 2017.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Other income (expense) – net increased $1,428 in the second quarter and $2,642 for the first six months. The increases were primarily due to actuarial gains of $1,796 and $2,726, resulting from remeasurement of our pension and postretirement benefit obligations and increased interest income of $94 and $258, partially offset by premiums on the redemption of debt of $226 in the second quarter of 2018.

Income taxes decreased $524, or 25.5%, in the second quarter of 2018 and decreased $946, or 24.5%, for the first six months of 2018. Our effective tax rate was 22.6% in the second quarter and for the first six months of 2018, as compared to 33.9% for the second quarter and 33.7% for the first six months of 2017. The stand-alone effective tax rate of WarnerMedia was 20.3% for the 16-day period ended June 30, 2018. The decreases in income tax expense and our effective tax rates for the second quarter and the first six months of 2018 were primarily due to the December 2017 enactment of U.S. corporate tax reform, which reduced the federal tax rate from 35% to 21%. Partially offsetting the decreased tax rates was higher earnings in the second quarter and first six months of 2018. We continue to expect our effective tax rate for 2018, including WarnerMedia, to be approximately 23%.

Selected Financial and Operating Data
	June 30,
Subscribers and connections in (000s)	2018	2017
Domestic wireless subscribers	146,889	136,102
Mexican wireless subscribers	16,398	13,082
North American wireless subscribers	163,287	149,184

North American branded subscribers	109,806	104,022
North American branded net additions	2,138	1,639

Domestic satellite video subscribers	19,984	20,856
AT&T U-verse® (U-verse) video subscribers	3,680	3,853
DIRECTV NOW video subscribers	1,809	491
Latin America satellite video subscribers[1]	13,713	13,622
Total video subscribers	39,186	38,822

Total domestic broadband connections	15,772	15,686

Network access lines in service	10,832	12,791
U-verse VoIP connections	5,449	5,853

Debt ratio[2]	50.8%	53.3%
Net debt ratio[3]	47.2%	43.8%
Ratio of earnings to fixed charges[4]	3.64	3.84
Number of AT&T employees	273,210	260,480

[1]	Excludes subscribers of our International segment equity investments in SKY Mexico, in which we own a 41.3% stake. At March 31, 2018. SKY Mexico had 8.0 million subscribers.
[2]

Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital (total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our “Liquidity and Capital Resources” section for discussion.

[3]	Net debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders’ equity).
[4]	See Exhibit 12.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Segment Results

Our segments are strategic business units that offer different products and services over various technology platforms and/or in different geographies that are managed accordingly. Our segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each segment. We have five reportable segments: (1) Consumer Mobility, (2) Business Solutions, (3) Entertainment Group (4) International, and (5) WarnerMedia.

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

To most effectively implement our strategies for 2018, effective January 1, 2018, we retrospectively realigned certain responsibilities and operations within our reportable segments. The most significant of these changes was to report individual wireless accounts with employer discounts in our Consumer Mobility segment, instead of our Business Solutions segment.

With our acquisition of WarnerMedia, programming released on or before the June 14, 2018 acquisition date was recorded at fair value as an intangible asset. For consolidated reporting, all amortization of pre-acquisition released programming is reported as amortization expense on our consolidated income statement. To best present comparable results, we will continue to report the historic content production cost amortization as operations and support expense within the WarnerMedia segment. The amount of historic content production cost amortization reported in the segment results was $189 for the 16-day period ended June 30, 2018, $98 of which was for pre-acquisition released programming.

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

The WarnerMedia segment provides global media and entertainment services through television networks and film, using its brands to create, package and deliver high-quality content worldwide. The segment consists of Turner, Home Box Office (HBO) and Warner Bros. businesses.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Our domestic business strategies reflect bundled product offerings that increasingly cut across product lines and utilize our shared asset base. Therefore, asset information and capital expenditures by segment are not presented. Depreciation is allocated based on asset utilization by segment. We push down administrative activities into the business units to better manage costs and serve our customers.

Consumer Mobility

Segment Results

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Service	$11,853	$12,467	(4.9)%	$23,465	$24,932	(5.9)%
Equipment	3,016	2,624	14.9	6,390	4,965	28.7

Total Segment Operating Revenues	14,869	15,091	(1.5)	29,855	29,897	(0.1)

Segment operating expenses
Operations and support	8,085	8,636	(6.4)	16,609	17,196	(3.4)
Depreciation and amortization	1,806	1,716	5.2	3,613	3,432	5.3

Total Segment Operating Expenses	9,891	10,352	(4.5)	20,222	20,628	(2.0)

Segment Operating Income	4,978	4,739	5.0	9,633	9,269	3.9
Equity in Net Income of Affiliates	-	-	-	-	-	-

Segment Contribution	$4,978	$4,739	5.0%	$9,633	$9,269	3.9%

The following tables highlight other key measures of performance for the Consumer Mobility segment:

	June 30,		Percent
(in 000s)	2018	2017	Change
Consumer Mobility Subscribers
Postpaid	65,326	65,570	(0.4)%
Prepaid	15,376	14,187	8.4
Branded	80,702	79,757	1.2
Reseller	8,484	10,182	(16.7)
Total Consumer Mobility Subscribers	89,186	89,939	(0.8)%

	Second Quarter			Six-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Consumer Mobility Net Additions [1]
Postpaid	(49)	(28)	(75.0)%	(113)	(310)	63.5%
Prepaid	356	267	33.3	548	549	(0.2)
Branded Net Additions	307	239	28.5	435	239	82.0
Reseller	(451)	(364)	(23.9)	(841)	(951)	11.6
Consumer Mobility Net Subscriber Additions	(144)	(125)	(15.2)%	(406)	(712)	43.0%

1 Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.

Operating Revenues decreased $222, or 1.5%, in the second quarter and $42, or 0.1%, for the first six months of 2018. The decreases were due to lower service revenues resulting from customers choosing unlimited plans and the impact of newly adopted accounting rules, which include our policy election to record USF fees on a net basis. Lower service revenues were partially offset by higher equipment revenues.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Service revenue decreased $614, or 4.9%, in the second quarter and $1,467, or 5.9%, for the first six months of 2018. The decreases were largely due to our adoption of a new accounting standard that included our policy election to no longer include USF fees in revenues which resulted in less revenue being allocated to the service component of bundled contracts. Also contributing to the decrease was the impact of customers continuing to shift to discounted monthly service charges under our unlimited plans, partially offset by higher prepaid service revenues resulting from growth in Cricket and AT&T PREPAIDSM subscribers. Since our unlimited plans have now been in effect for a year, service revenues on a comparable basis should increase for the remainder of 2018.

Equipment revenue increased $392, or 14.9%, in the second quarter and $1,425, or 28.7%, for the first six months of 2018. The increases in equipment revenues resulted from the sale of higher-priced devices as well as the adoption of new accounting standards that contributed to higher revenue allocations from bundled contracts. Equipment revenue is unpredictable as customers are choosing to upgrade devices less frequently or bring their own devices.

Operations and support expenses decreased $551, or 6.4%, in the second quarter and $587, or 3.4%, for the first six months of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel expenses, such as compensation and benefits.

Decreased operations and support expenses were primarily due to our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018. Also contributing to the decrease were increased operational efficiencies, partially offset by increased equipment costs related to wireless equipment sales and upgrades.

Depreciation expense increased $90, or 5.2%, in the second quarter and $181, or 5.3%, for the first six months of 2018. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by fully depreciated assets.

Operating income increased $239, or 5.0%, in the second quarter and $364, or 3.9%, for the first six months of 2018. Our Consumer Mobility segment operating income margin in the second quarter increased from 31.4% in 2017 to 33.5% in 2018, and for the first six months increased from 31.0% in 2017 to 32.3% in 2018. Our Consumer Mobility EBITDA margin in the second quarter increased from 42.8% in 2017 to 45.6% in 2018, and for the first six months increased from 42.5% in 2017 to 44.4% in 2018.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Business Solutions

Segment Results

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Wireless service	$1,829	$2,004	(8.7)%	$3,620	$4,007	(9.7)%
Strategic services	3,039	2,958	2.7	6,109	5,862	4.2
Legacy voice and data services	2,723	3,423	(20.4)	5,561	6,971	(20.2)
Other service and equipment	888	922	(3.7)	1,727	1,800	(4.1)
Wireless equipment	584	360	62.2	1,162	648	79.3

Total Segment Operating Revenues	9,063	9,667	(6.2)	18,179	19,288	(5.7)

Segment operating expenses
Operations and support	5,616	6,053	(7.2)	11,210	12,051	(7.0)
Depreciation and amortization	1,487	1,483	0.3	2,945	2,943	0.1

Total Segment Operating Expenses	7,103	7,536	(5.7)	14,155	14,994	(5.6)

Segment Operating Income	1,960	2,131	(8.0)	4,024	4,294	(6.3)
Equity in Net Income of Affiliates	1	-	-	-	-	-

Segment Contribution	$1,961	$2,131	(8.0)%	$4,024	$4,294	(6.3)%

The following tables highlight other key measures of performance for the Business Solutions segment:

	June 30,		Percent
(in 000s)	2018	2017	Change
Business Wireless Subscribers
Postpaid	12,046	11,432	5.4%
Prepaid [1]	841	-	-
Branded	12,887	11,432	12.7
Reseller	98	73	34.2
Connected devices[1,2]	44,718	34,658	29.0
Total Business Wireless Subscribers	57,703	46,163	25.0

Business IP Broadband Connections	1,017	992	2.5%

[1]	Beginning in the third quarter of 2017, we began reporting prepaid Internet of Things (IoT) connections, which primarily consist of connected cars, as a component of prepaid subscribers instead of connected devices.
[2]	Includes data-centric devices such as session-based tablets and automobile systems. Excludes postpaid tablets.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change

Business Wireless Net Additions [1]
Postpaid	122	171	(28.7)%	235	259	(9.3)%
Prepaid [2]	97	-	-	146	-	-
Branded	219	171	28.1	381	259	47.1
Reseller	7	(4)	-	9	1	-
Connected devices[3]	2,982	2,256	32.2	5,710	4,828	18.3
Business Wireless Net Subscriber Additions	3,208	2,423	32.4	6,100	5,088	19.9

Business IP Broadband Net Additions	(4)	12	-%	(8)	16	-%

[1]	Excludes migrations between AT&T segments and/or subscriber categories and acquisition-related additions during the period.
[2]	Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers instead of connected devices.
[3]	Includes data-centric devices such as session-based tablets, monitoring devices and automobile systems. Excludes postpaid tablets.

Operating Revenues decreased $604, or 6.2%, in the second quarter and $1,109 or 5.7%, for the first six months of 2018, primarily due to our adoption of a new revenue accounting standard, which included our policy election to no longer include USF fees in revenue. Technological shifts away from legacy products, as well as decreasing wireless service revenues resulting from customers shifting to unlimited plans, also contributed to revenue declines. These decreases were partially offset by continued but slowing growth in strategic services, which represent 46% of non-wireless (or fixed) revenues and wireless equipment revenue.

Wireless service revenues decreased $175, or 8.7%, in the second quarter and $387, or 9.7%, for the first six months of 2018. The decrease was due to our adoption of a new accounting standard that resulted in less revenue allocation to the service component of bundled contracts and included our policy election to no longer include USF fees in revenues.

At June 30, 2018, we served 57.7 million subscribers, an increase of 25.0% from the prior year. Connected devices, which have lower average revenue per average subscriber (ARPU) and churn, increased 29.0% from the prior year. Connected devices include our connected car business and other data centric devices that connect to the network and rely on embedded computing systems and/or software, commonly known as IoT.

Strategic services revenues increased $81, or 2.7%, in the second quarter and $247, or 4.2%, for the first six months of 2018. Our revenues increased in the second quarter and first six months of 2018 primarily due to: Dedicated Internet services of $26 and $63; Ethernet services of $20 and $56; VoIP of $14 and $49; and Security services of $20 and $43, respectively.

Legacy wired voice and data service revenues decreased $700, or 20.4%, in the second quarter and $1,410, or 20.2%, for the first six months of 2018. The decrease was primarily due to lower demand, as customers continue to shift to our more advanced IP-based offerings or to competitors, and our netting of USF fees in 2018.

Wireless equipment revenues increased $224, or 62.2%, in the second quarter and $514, or 79.3%, for the first six months of 2018, primarily due to the adoption of new accounting standards which increased the amount of revenue attributable to equipment from our bundled contracts.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Operations and support expenses decreased $437, or 7.2%, in the second quarter and $841, or 7.0%, for the first six months of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and personnel costs, such as compensation and benefits.

Decreased operations and support expenses for the second quarter and first six months were primarily due to our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018. Also contributing to declines were our ongoing efforts to automate and digitize our support activities, partially offset by higher costs from our implementation of FirstNet and higher equipment costs from increased sales of higher-priced wireless devices.

Depreciation expense increased $4, or 0.3%, in the second quarter and $2, or 0.1%, for the first six months of 2018. The increases were primarily due to ongoing capital spending for network upgrades and expansion, partially offset by updates to the asset lives of certain network assets and our fourth-quarter 2017 abandonment of certain copper network assets.

Operating income decreased $171, or 8.0%, in the second quarter and $270, or 6.3%, for the first six months of 2018. Our Business Solutions segment operating income margin in the second quarter decreased from 22.0% in 2017 to 21.6% in 2018, and for the first six months decreased from 22.3% in 2017 to 22.1% in 2018. Our Business Solutions EBITDA margin in the second quarter increased from 37.4% in 2017 to 38.0% in 2018, and for the first six months increased from 37.5% in 2017 to 38.3% in 2018.

Entertainment Group

Segment Results

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Video entertainment	$8,331	$9,153	(9.0)%	$16,690	$18,173	(8.2)%
High-speed internet	1,981	1,927	2.8	3,859	3,868	(0.2)
Legacy voice and data services	785	981	(20.0)	1,604	2,012	(20.3)
Other service and equipment	553	600	(7.8)	1,074	1,209	(11.2)

Total Segment Operating Revenues	11,650	12,661	(8.0)	23,227	25,262	(8.1)

Segment operating expenses
Operations and support	8,852	9,561	(7.4)	17,791	19,166	(7.2)
Depreciation and amortization	1,346	1,458	(7.7)	2,658	2,878	(7.6)

Total Segment Operating Expenses	10,198	11,019	(7.5)	20,449	22,044	(7.2)

Segment Operating Income	1,452	1,642	(11.6)	2,778	3,218	(13.7)
Equity in Net Income (Loss) of Affiliates	(20)	(12)	(66.7)	(11)	(18)	38.9

Segment Contribution	$1,432	$1,630	(12.1)%	$2,767	$3,200	(13.5)%

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Entertainment Group segment:

	June 30,		Percent
(in 000s)	2018	2017	Change
Video Connections
Satellite	19,984	20,856	(4.2)%
U-verse	3,656	3,825	(4.4)
DIRECTV NOW[1]	1,809	491	-
Total Video Connections	25,449	25,172	1.1

Broadband Connections
IP	13,692	13,242	3.4
DSL	763	1,060	(28.0)
Total Broadband Connections	14,455	14,302	1.1

Retail Consumer Switched Access Lines	4,333	5,257	(17.6)
U-verse Consumer VoIP Connections	4,950	5,439	(9.0)
Total Retail Consumer Voice Connections	9,283	10,696	(13.2)%

[1]	Consistent with industry practice, DIRECTV NOW includes over-the-top connections that are on a free-trial.

	Second Quarter			Six-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Video Net Additions
Satellite [1]	(286)	(156)	(83.3)%	(474)	(156)	-%
U-verse [1]	24	(195)	-	25	(428)	-
DIRECTV NOW [2]	342	152	-	654	224	-
Net Video Additions	80	(199)	-	205	(360)	-

Broadband Net Additions
IP	76	112	(32.1)	230	354	(35.0)
DSL	(53)	(104)	49.0	(125)	(231)	45.9
Net Broadband Additions	23	8	-%	105	123	(14.6)%

[1]	Includes disconnections for customers that migrated to DIRECTV NOW.
[2]	Consistent with industry practice, DIRECTV NOW includes over-the-top connections that are on a free-trial.

Operating revenues decreased $1,011, or 8.0%, in the second quarter and $2,035, or 8.1%, for the first six months of 2018, primarily due to lower video and legacy service revenues, and to a lesser extent, new accounting rules.

As consumers continue to demand more mobile access to video, we provide streaming access to our subscribers, including mobile access for existing satellite and U-verse subscribers. In November 2016, we launched DIRECTV NOW, our video streaming option that does not require either satellite or U-verse service (commonly called over-the-top video service).

Video entertainment revenues decreased $822, or 9.0%, in the second quarter and $1,483, or 8.2%, for the first six months of 2018, largely driven by a 4.2% decline in linear video subscribers. Our over-the-top video subscriber net adds more than offset our decline in linear video connections. However, this shift by our customers, consistent with the rest of the industry, from a premium linear service to our more economically priced over-the-top video service has pressured our video revenues. Also contributing to the decrease was the impact of newly adopted accounting rules, which resulted in less revenue allocated to video services when these services are bundled with other offerings. Churn rose for subscribers with linear video only service, partially reflecting price increases.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

High-speed internet revenues increased $54, or 2.8%, in the second quarter and decreased slightly for the first six months of 2018. During the quarter, we reviewed and refined the estimates used to allocate customer discounts amongst bundled services, contributing to higher high-speed internet revenues in the second quarter of 2018. When compared to 2017, IP broadband subscribers increased 3.4%, to 13.7 million subscribers at June 30, 2018. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service having about half the churn of broadband-only subscribers.

To compete more effectively against other broadband providers, we continued to deploy our all-fiber, high-speed wireline network, which has improved customer retention rates. We also expect our planned 5G national deployment to aid in our ability to provide more locations with competitive broadband speeds.

Legacy voice and data service revenues decreased $196, or 20.0%, in the second quarter and $408, or 20.3%, for the first six months of 2018, reflecting continued decreases in local voice, long-distance and traditional data services. The decreases reflect the continued migration of customers to our more advanced IP-based offerings or to competitors, and the impact of netting USF fees.

Operations and support expenses decreased $709, or 7.4%, in the second quarter and $1,375, or 7.2%, for the first six months of 2018. Operations and support expenses consist of costs associated with providing video content, and expenses incurred to provide our products and services, including costs of operating and maintaining our networks, as well as personnel charges for compensation and benefits.

Decreased operations and support expenses were primarily impacted by our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018. Also contributing to the decreases was our ongoing focus on cost efficiencies and merger synergies, lower employee-related expenses resulting from workforce reductions, lower amortization of fulfillment cost deferrals due to a longer estimated economic life for our entertainment group customers (see Note 1) and lower advertising costs, which were partially offset by annual content cost increases.

Depreciation expense decreased $112, or 7.7%, in the second quarter and $220, or 7.6%, for the first six months of 2018. The decreases were primarily due to our fourth-quarter 2017 abandonment of certain copper network assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased $190, or 11.6%, in the second quarter and $440, or 13.7%, for the first six months of 2018. Our Entertainment Group segment operating income margin in the second quarter decreased from 13.0% in 2017 to 12.5% in 2018, and for the first six months decreased from 12.7% in 2017 to 12.0% in 2018. Our Entertainment Group segment EBITDA margin in the second quarter decreased from 24.5% in 2017 to 24.0% in 2018, and for the first six months decreased from 24.1% in 2017 to 23.4% in 2018.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

International

Segment Results

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Video entertainment	$1,254	$1,361	(7.9)%	$2,608	$2,702	(3.5)%
Wireless service	417	535	(22.1)	821	1,010	(18.7)
Wireless equipment	280	130	115.4	547	243	125.1
Total Segment Operating Revenues	1,951	2,026	(3.7)	3,976	3,955	0.5

Segment operating expenses
Operations and support	1,803	1,772	1.7	3,607	3,531	2.2
Depreciation and amortization	313	311	0.6	645	601	7.3
Total Segment Operating Expenses	2,116	2,083	1.6	4,252	4,132	2.9
Segment Operating Income (Loss)	(165)	(57)	-	(276)	(177)	(55.9)
Equity in Net Income (Loss) of Affiliates	15	25	(40.0)	15	45	(66.7)
Segment Contribution	$(150)	$(32)	-%	$(261)	$(132)	(97.7)%

The following tables highlight other key measures of performance for the International segment:

	June 30,		Percent
(in 000s)	2018	2017	Change
Mexican Wireless Subscribers
Postpaid	5,749	5,187	10.8%
Prepaid	10,468	7,646	36.9
Branded	16,217	12,833	26.4
Reseller	181	249	(27.3)
Total Mexican Wireless Subscribers	16,398	13,082	25.3

Latin America Satellite Subscribers
Total Latin America Satellite Subscribers[1]	13,713	13,622	0.7%

[1]	Excludes subscribers of our International segment equity investment in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at March 31, 2018 and December 31, 2017.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Mexican Wireless Net Additions
Postpaid	142	92	54.3%	251	222	13.1%
Prepaid	611	402	52.0	1,070	919	16.4
Branded Net Additions	753	494	52.4	1,321	1,141	15.8
Reseller	3	(18)	-	(22)	(32)	31.3
Mexican Wireless Net Subscriber Additions	756	476	58.8	1,299	1,109	17.1

Latin America Satellite Net Additions
Latin America Satellite Net Subscriber Additions [1]	140	(56)	-%	125	35	-%

[1]	Excludes SKY Mexico net subscriber losses of 92 and 18 for the quarter ended March 31, 2018 and 2017, respectively.

Operating Results

Our International segment consists of the Latin American satellite video operations as well as our Mexican wireless operations. Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our International segment is subject to foreign currency fluctuations.

Operating revenues decreased $75, or 3.7%, in the second quarter and increased $21, or 0.5%, for the first six months of 2018. Revenue from video services in Latin America decreased $107 and $94 due to foreign exchange pressures. Mexico wireless revenues increased $32, or 4.8%, in the second quarter and $115, or 9.2%, for the first six months of 2018, primarily due to growth in equipment revenues as we have increased our subscriber base, partially offset by competitive pricing for services, our shutdown of a legacy wholesale business and our adoption of the new U.S. revenue accounting standard.

Operations and support expenses increased $31, or 1.7%, in the second quarter and $76, or 2.2%, for the first six months of 2018. Operations and support expenses consist of costs incurred to provide our products and services, including costs of operating and maintaining our networks and providing video content and personnel expenses, such as compensation and benefits. The increase in expenses is primarily due to higher programming, including World Cup programming costs in the second quarter, and other operating costs partially offset by changes in foreign currency exchange rates and lower wholesale costs in Mexico. Approximately 15 % of our expenses in Mexico and Latin America are U.S. dollar based, with the remainder in the local currency.

Depreciation expense increased $2, or 0.6%, in the second quarter and $44, or 7.3%, for the first six months of 2018. The increases were primarily due to higher capital spending in Mexico as we essentially complete our network upgrades.

Operating income decreased $108 in the second quarter and $99, or 55.9%, for the first six months of 2018, and were negatively impacted by foreign exchange pressure. Our International segment operating income margin in the second quarter decreased from (2.8)% in 2017 to (8.5)% in 2018, and for the first six months decreased from (4.5)% in 2017 to (6.9)% in 2018. Our International EBITDA margin in the second quarter decreased from 12.5% in 2017 to 7.6% in 2018, and for the first six months decreased from 10.7% in 2017 to 9.3% in 2018.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

WarnerMedia

Segment Results for the period from June 15, 2018 to June 30, 2018

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Content	$487	$-	-%	$487	$-	-%
Subscription	591	-	-	591	-	-
Advertising	208	-	-	208	-	-
Other	51	-	-	51	-	-
Intrasegment eliminations	(62)	-	-	(62)	-	-
Total Segment Operating Revenues	1,275	-	-	1,275	-	-

Segment operating expenses
Operations and support	794	-	-	794	-	-
Depreciation and amortization	30	-	-	30	-	-
Total Segment Operating Expenses	824	-	-	824	-	-
Segment Operating Income (Loss)	451	-	-	451	-	-
Equity in Net Income (Loss) of Affiliates	(6)	-	-	(6)	-	-
Segment Contribution	$445	$-	-%	$445	$-	-%

The WarnerMedia segment consists of the results of Time Warner after we completed our acquisition June 14, 2018. Our WarnerMedia segment operating income margin was 35.4% for the 16-day period ended June 30, 2018. Consistent with our past practice, many of the fair value adjustments from the application of purchase accounting required under GAAP have not been allocated to the segment, instead they are reported as acquisition-related items in the reconciliation to consolidated results. The WarnerMedia segment consists of the following businesses:

●	Turner, consisting principally of cable networks and digital media properties.
●	HBO consisting principally of premium pay television and OTT services.
●	Warner Bros., consisting principally of television, feature film, home video and game production and distribution.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

WarnerMedia

Segment Results for the period from June 15, 2018 to June 30, 2018

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Segment operating revenues
Turner	$549	$-	-%	$ 549	$-	-%
Warner Bros.	507	-	-	507	-	-
HBO	281	-	-	281	-	-
Intrasegment eliminations	(62)	-	-	(62)	-	-
Total Segment Operating Revenues	1,275	-	-	1,275	-	-

Segment Operating Contribution
Turner	280	-	-	280	-	-
Warner Bros.	90	-	-	90	-	-
HBO	105	-	-	105	-	-
Corporate	(13)	-	-	(13)	-	-
Intrasegment eliminations	(11)	-	-	(11)	-	-
Segment Operating Income (Loss)	$451	$-	-%	$ 451	$-	-%

Operating Revenues were $1,275 for the 16-day period ended June 30, 2018.

Content revenues were $487 for the period, including $455 from Warner Bros., $21 from Turner and $11 from HBO. Content revenues are derived from content production and distribution. Revenue from the distribution of television programs and series totaled $186 for Warner Bros. for the 16-day period. Revenues from the distribution of feature films by Warner Bros., or theatrical revenues, were $222 and revenues from games and other totaled $47 for the period.

Subscription revenues were $591 for the period, including $314 from Turner, $270 from HBO and $7 from Warner Bros. Subscription revenues are derived from the provision of programming to operators and digital distributors who have contracted to receive and distribute programming to their customers. Revenues reflect higher domestic rates and growth at Turner’s international networks, partially offset by the impact of lower domestic subscribers and unfavorable foreign exchange rates. Subscriber trends remain stable with growth from virtual MVPDs and international offset by lower traditional subscribers.

Advertising revenues were $208 for the period, including $200 from Turner and $8 from Warner Bros. These revenues result from sale of advertising on our networks and digital properties and the digital properties we manage and/or operate for others.

Operations and support expenses were $794 for the period and are primarily attributable to programming expenses along with marketing costs. Programming expenses reflect higher original and acquired programming costs.

Depreciation expense was $30 for the 16-day period ended June 30, 2018.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Supplemental Operating Information

As a supplemental discussion of our operating results, for comparison purposes, we are providing a view of our combined domestic wireless operations (AT&T Mobility). See “Discussion and Reconciliation of Non-GAAP Measures” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with U.S. generally accepted accounting principles.

AT&T Mobility Results

	Second Quarter			Six-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenues
Service	$13,682	$14,471	(5.5)%	$27,085	$28,939	(6.4)%
Equipment	3,600	2,984	20.6	7,552	5,613	34.5

Total Operating Revenues	17,282	17,455	(1.0)	34,637	34,552	0.2

Operating expenses
Operations and support	9,663	10,091	(4.2)	19,765	19,976	(1.1)

EBITDA	7,619	7,364	3.5	14,872	14,576	2.0

Depreciation and amortization	2,113	1,988	6.3	4,208	3,980	5.7

Total Operating Expenses	11,776	12,079	(2.5)	23,973	23,956	0.1

Operating Income	$5,506	$5,376	2.4%	$10,664	$10,596	0.6%

The following tables highlight other key measures of performance for AT&T Mobility:

	June 30,		Percent Change
(in 000s)	2018	2017
Wireless Subscribers [1]
Postpaid smartphones	60,183	59,178	1.7%
Postpaid feature phones and data-centric devices	17,189	17,824	(3.6)
Postpaid	77,372	77,002	0.5
Prepaid[3]	16,217	14,187	14.3
Branded	93,589	91,189	2.6
Reseller	8,582	10,255	(16.3)
Connected devices [2,3]	44,718	34,658	29.0
Total Wireless Subscribers	146,889	136,102	7.9

Branded Smartphones	73,797	71,818	2.8
Smartphones under our installment programs at end of period	31,918	31,649	0.8%

[1]	Represents 100% of AT&T Mobility wireless subscribers.
[2]	Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[3]	Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

	Second Quarter			Six-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Wireless Net Additions [1]
Postpaid[5]	73	143	(49.0)%	122	(51)	-%
Prepaid[4]	453	267	69.7	694	549	26.4
Branded Net Additions	526	410	28.3	816	498	63.9
Reseller	(444)	(368)	(20.7)	(832)	(950)	12.4
Connected devices[2,4]	2,982	2,256	32.2	5,710	4,828	18.3
Wireless Net Subscriber Additions	3,064	2,298	33.3	5,694	4,376	30.1

Smartphones sold under our installment programs during period	3,644	3,583	1.7%	7,637	7,084	7.8%
Branded Churn[3]	1.50%	1.57%	(7) BP	1.57%	1.64%	(7) BP
Postpaid Churn[3]	1.02%	1.01%	1 BP	1.04%	1.07%	(3) BP
Postpaid Phone Only Churn[3,5]	0.82%	0.79%	3 BP	0.83%	0.84%	(1) BP

[1]	Excludes acquisition-related additions during the period.
[2]	Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets. See (5) below.
[3]

Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

[4]

Beginning in the third quarter of 2017, we began reporting prepaid IoT connections, which primarily consist of connected cars, as a component of prepaid subscribers, resulting in 97 and 146 additional prepaid net adds in the second quarter and first six months of 2018.

[5]	Postpaid phone net adds were 46 and (89) in the second quarter and 24 and (437) for the first six months of 2018 and 2017, respectively.

Operating income increased $130, or 2.4%, in the second quarter and $68, or 0.6%, for the first six months of 2018. The second-quarter operating income margin of AT&T Mobility increased from 30.8% in 2017 to 31.9% in 2018 and for the first six months increased from 30.7% in 2017 to 30.8% in 2018. AT&T Mobility’s second-quarter EBITDA margin increased from 42.2% in 2017 to 44.1% in 2018 and for the first six months increased from 42.2% in 2017 to 42.9% in 2018. AT&T Mobility’s second-quarter EBITDA service margin increased from 50.9% in 2017 to 55.7% in 2018 and for the first six months increased from 50.4% in 2017 to 54.9% in 2018 (EBITDA service margin is operating income before depreciation and amortization, divided by total service revenues). Our 2018 margins were positively impacted by our policy election to net USF fees.

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

ARPU

Postpaid phone-only ARPU was $54.18 for the second quarter and $53.63 for the first six months of 2018, compared to $58.30 and $58.20 in 2017, primarily reflecting lower revenues recognized under new revenue accounting standards. ARPU

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts has also been affected by customers shifting to unlimited plans, which decreases overage revenues; however, customers are adding additional devices helping to offset that decline.

Churn

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn was slightly higher in the second quarter, but lower for the first six months of 2018, even with higher tablet churn. Postpaid phone only churn was higher in the second quarter, but lower for the six months.

Branded Subscribers

Branded subscribers increased 0.5% in the second quarter of 2018 when compared to March 31, 2018 and increased 2.6% when compared to June 30, 2017. The year-over-year increase includes increases of 0.5% and 14.3% in postpaid and prepaid subscribers, respectively.

At June 30, 2018, approximately 94% of our postpaid phone subscriber base used smartphones, compared to 92% at June 30, 2017, with the majority of phone sales during both years attributable to smartphones. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

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

Connected Devices

Connected devices includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Connected device subscribers increased 7.2% during the second quarter when compared to March 31, 2018 and 29.0% when compared to June 30, 2017. During the second quarter and first six months of 2018, we added approximately 1.9 million and 3.6 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other IoT connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Supplemental Results Under Historical Accounting Method

As a supplemental discussion of our operating results, we are providing results under the comparative historical accounting method prior to our adoption of ASC 606 for the three-months ended June 30, 2018.

	Second Quarter
	Reported	Promotions & Other	USF	Commission Deferrals	Historical Accounting
Service Revenues
Consumer Mobility	$11,853	$(245)	$ (358)	$-	$12,456
Business Solutions	8,282	(146)	(384)	-	8,812
Entertainment Group	11,647	(44)	(162)	-	11,853
International	1,671	(40)	-	-	1,711
Corporate and Other	320	(7)	(4)	-	331
AT&T Service Revenues	33,773	(482)	(908)	-	35,163
AT&T Mobility	13,682	(390)	(423)	-	14,495

Equipment Revenues
Consumer Mobility	3,016	291	-	-	2,725
Business Solutions	781	158	-	-	623
Entertainment Group	3	-	-	-	3
International	280	18	-	-	262
Corporate and Other	-	2	-	-	(2)
AT&T Equipment Revenues	4,080	469	-	-	3,611
AT&T Mobility	3,600	451	-	-	3,149

Total Operating Revenues
Consumer Mobility	14,869	46	(358)	-	15,181
Business Solutions	9,063	12	(384)	-	9,435
Entertainment Group	11,650	(44)	(162)	-	11,856
International	1,951	(22)	-	-	1,973
WarnerMedia	1,275	(2)	-	-	1,277
Corporate and Other	319	(5)	(4)	-	328
Eliminations	(141)	-	-	-	(141)
AT&T Operating Revenues	38,986	(15)	(908)	-	39,909
AT&T Mobility	17,282	61	(423)	-	17,644

Total Operating Expenses
Consumer Mobility	9,891	85	(358)	(298)	10,462
Business Solutions	7,103	4	(384)	(63)	7,546
Entertainment Group	10,198	2	(162)	(265)	10,623
International	2,116	6	-	(47)	2,157
WarnerMedia	824	(6)	-	-	830
Corporate and Other	2,529	4	(4)	-	2,529
Eliminations	(141)	-	-	-	(141)
AT&T Operating Expenses	32,520	95	(908)	(673)	34,006
AT&T Mobility	11,776	86	(423)	(333)	12,446

Total Operating Income
Consumer Mobility	4,978	(39)	-	298	4,719
Business Solutions	1,960	8	-	63	1,889
Entertainment Group	1,452	(46)	-	265	1,233
International	(165)	(28)	-	47	(184)
WarnerMedia	451	4	-	-	447
Corporate and Other	(2,210)	(9)	-	-	(2,201)
AT&T Operating Income	6,466	(110)	-	673	5,903
AT&T Mobility	5,506	(25)	-	333	5,198

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Consumer Mobility

Supplemental Segment Results

	Second Quarter
	Reported 2018	Accounting Impact	Historical Method 2018	2017	Percent Change
Segment operating revenues
Service	$11,853	$(603)	$12,456	$12,467	(0.1)%
Equipment	3,016	291	2,725	2,624	3.8
Total Segment Operating Revenues	14,869	(312)	15,181	15,091	0.6

Segment operating expenses
Operations and support	8,085	(571)	8,656	8,636	0.2
EBITDA	6,784	259	6,525	6,455	1.1
Depreciation and amortization	1,806	-	1,806	1,716	5.2
Total Segment Operating Expenses	9,891	(571)	10,462	10,352	1.1
Segment Operating Income	4,978	259	4,719	4,739	(0.4)
Equity in Net Income of Affiliates	-	-	-	-	-
Segment Contribution	$4,978	$259	$4,719	$4,739	(0.4)%

Operating Income Margin	33.5%		31.1%	31.4%	(30)BP
EBITDA Margin	45.6%		43.0%	42.8%	20 BP
EBITDA Service Margin	57.2%		52.4%	51.8%	60 BP

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Business Solutions

Supplemental Segment Results

	Second Quarter
	Reported 2018	Accounting Impact	Historical Method 2018	2017	Percent Change
Segment operating revenues
Wireless service	$1,829	$ (209)	$2,038	$2,004	1.7%
Strategic services	3,039	(2)	3,041	2,958	2.8
Legacy voice and data services	2,723	(251)	2,974	3,423	(13.1)
Other service and equipment	888	(70)	958	922	3.9
Wireless equipment	584	160	424	360	17.8
Total Segment Operating Revenues	9,063	(372)	9,435	9,667	(2.4)

Segment operating expenses
Operations and support	5,616	(443)	6,059	6,053	0.1
EBITDA	3,447	71	3,376	3,614	(6.6)
Depreciation and amortization	1,487	-	1,487	1,483	0.3
Total Segment Operating Expenses	7,103	(443)	7,546	7,536	0.1
Segment Operating Income	1,960	71	1,889	2,131	(11.4)
Equity in Net Income of Affiliates	1	-	1	-	-
Segment Contribution	$1,961	$71	$1,890	$2,131	(11.3)%

Operating Income Margin	21.6%		20.0%	22.0%	(200)	BP
EBITDA Margin	38.0%		35.8%	37.4%	(160)	BP

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Entertainment Group

Supplemental Segment Results

	Second Quarter
	Reported 2018	Accounting Impact	Historical Method 2018	2017	Percent Change
Segment operating revenues
Video entertainment	$8,331	$(107)	$8,438	$9,153	(7.8)%
High-speed internet	1,981	-	1,981	1,927	2.8
Legacy voice and data services	785	(33)	818	981	(16.6)
Other service and equipment	553	(66)	619	600	3.2

Total Segment Operating Revenues	11,650	(206)	11,856	12,661	(6.4)

Segment operating expenses
Operations and support	8,852	(425)	9,277	9,561	(3.0)

EBITDA	2,798	219	2,579	3,100	(16.8)

Depreciation and amortization	1,346	-	1,346	1,458	(7.7)

Total Segment Operating Expenses	10,198	(425)	10,623	11,019	(3.6)

Segment Operating Income	1,452	219	1,233	1,642	(24.9)
Equity in Net Income (Loss) of Affiliates	(20)	-	(20)	(12)	(66.7)

Segment Contribution	$1,432	$219	$1,213	$1,630	(25.6)%

Operating Income Margin	12.5%		10.4%	13.0%	(260)	BP
EBITDA	24.0%		21.8%	24.5%	(270)	BP

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

International

Supplemental Segment Results

	Second Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Segment operating revenues
Video entertainment	$1,254	$-	$1,254	$1,361	(7.9)%
Wireless service	417	(40)	457	535	(14.6)
Wireless equipment	280	18	262	130	-
Total Segment Operating Revenues	1,951	(22)	1,973	2,026	(2.6)

Segment operating expenses
Operations and support	1,803	(41)	1,844	1,772	4.1
EBITDA	148	19	129	254	(49.2)
Depreciation and amortization	313	-	313	311	0.6
Total Segment Operating Expenses	2,116	(41)	2,157	2,083	3.6
Segment Operating Income (Loss)	(165)	19	(184)	(57)	-
Equity in Net Income (Loss) of Affiliates	15	-	15	25	(40.0)
Segment Contribution	$(150)	$19	$(169)	$(32)	- %

Operating Income Margin	-8.5%		-9.3%	-2.8%	(650)BP
EBITDA Margin	7.6%		6.5%	12.5%	(600)BP

AT&T Mobility Supplemental Results

	Second Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Operating revenues
Service	$13,682	$(813)	$14,495	$14,471	0.2%
Equipment	3,600	451	3,149	2,984	5.5
Total Operating Revenues	17,282	(362)	17,644	17,455	1.1

Operating expenses
Operations and support	9,663	(670)	10,333	10,091	2.4
EBITDA	7,619	308	7,311	7,364	(0.7)
Depreciation and amortization	2,113	-	2,113	1,988	6.3
Total Operating Expenses	11,776	(670)	12,446	12,079	3.0
Operating Income	$5,506	$308	$5,198	$5,376	(3.3) %

Operating Income Margin	31.9%		29.5%	30.8%	(130)BP
EBITDA Margin	44.1%		41.4%	42.2%	(80)BP
EBITDA Service Margin	55.7%		50.4%	50.9%	(50)BP

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

OTHER BUSINESS MATTERS

Time Warner On June 14, 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. The deal combines Time Warner’s vast library of content and ability to create new premium content for audiences around the world with our extensive customer relationships and distribution, one of the world’s largest pay-TV subscriber bases and scale in TV, mobile and broadband distribution. We expect that the transaction will advance our direct-to-consumer efforts and provide us with the ability to develop innovative new content offerings.

Under the merger agreement, each share of Time Warner stock was exchanged for $53.75 cash plus 1.437 shares of our common stock. After adjustment for shares issued to trusts consolidated by AT&T, share-based payment arrangements and fractional shares, which were settled in cash, AT&T issued 1,125,517,510 shares to Time Warner shareholders, giving them an approximate 16% stake in the combined company. Based on our $32.52 per share closing stock price on June 14, 2018, we paid Time Warner shareholders $36,599 in AT&T stock and $42,100 in cash. Total consideration, including share-based payment arrangements and other adjustments totaled $79,114. On July 12, 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. We believe the DOJ’s appeal is without merit and we will continue to vigorously defend our legal position in the appellate court.

Litigation Challenging DIRECTV’s NFL SUNDAY TICKET More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have “pooled” their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge “supra-competitive” prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys’ fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. We vigorously dispute the allegations the complaints have asserted. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. In June 2017, the court granted the NFL defendants’ motion to dismiss the complaint without leave to amend, finding that: (1) the plaintiffs did not plead a viable market; (2) the plaintiffs did not plead facts supporting the contention that the exclusive agreement between the NFL and DIRECTV harms competition; (3) the claims failed to overcome the fact that the NFL and its teams must cooperate to sell broadcasts; and (4) the plaintiffs do not have standing to challenge the horizontal agreement among the NFL and the teams. In light of the order granting the motion to dismiss, the court denied DIRECTV’s motion to compel arbitration as moot. In July 2017, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit, which is pending. The appeal has been fully briefed and we anticipate the oral argument will occur in 2019.

Federal Trade Commission Litigation Involving DIRECTV In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers’ Confidence Act. The FTC’s allegations concern DIRECTV’s advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We vigorously dispute these allegations. A bench trial began in August 2017, and was suspended after the FTC rested its case, so that the court could consider DIRECTV’s motion for judgment. The hearing on the motion occurred in October 2017, and the judge took it under advisement.

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC’s allegations concern the application of AT&T’s Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer’s billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC’s allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. In March 2015, our motion to dismiss the litigation on the grounds that the FTC lacked jurisdiction to file suit was denied. In May 2015, the Court granted our motion to certify its decision for immediate appeal. The United States Court of Appeals for the Ninth Circuit subsequently granted our petition to accept the appeal, and, in August 2016, issued its decision reversing the district court and finding that the FTC lacked jurisdiction to proceed with the action. The FTC asked the Court of Appeals to reconsider the decision “en banc,” which the Court agreed to do. In February 2018, the Court issued its en banc decision, finding that the FTC had jurisdiction to proceed with the lawsuit. In addition to the FTC case, several class actions were filed challenging our MBR program. We secured dismissals in each of these cases except Roberts v. AT&T Mobility LLC, which is ongoing.

Labor Contracts A contract covering approximately 9,500 traditional wireline employees in our Midwest region expired in April 2018 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. In addition, a contract covering approximately 3,600 traditional wireline employees in our legacy AT&T Corp. business also expired in April 2018. Those employees are also working under the terms of their prior contract, including benefits, while negotiations continue. Work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

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

In April 2017, the FCC adopted an order that maintains light touch pricing regulation of packet-based services, extends such light touch pricing regulation to high-speed Time Division Multiplex (TDM) transport services and to most of our TDM channel termination services, based on a competitive market test for such services. For those services that do not qualify for light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC’s decision. These appeals were consolidated in the U.S. Court of Appeals for the Eighth Circuit, where they remain pending.

In October 2016, a sharply divided FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called “edge” providers such as Google and Facebook. In April 2017, the President signed a resolution passed by Congress repealing the new rules under the Congressional Review Act, which prohibits the issuance of a new rule that is substantially the same as a rule repealed under its provisions, or the reissuance of the repealed rule, unless the new or reissued rule is specifically authorized by a subsequent act of Congress.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Privacy-related legislation has been considered in a number of states since the Congressional Review act was passed. The policy environment is complex and rapidly evolving. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the State of California enacted comprehensive privacy legislation that gives California consumers the right to know what personal information is being collected about them, to know whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. The new law could significantly affect how data markets operate and will impose implementation costs and challenges. We will continue to support congressional action to codify a set of standard consumer rules of the internet including a federal privacy framework, which would have the effect of preempting state law under the supremacy clause of the U.S. Constitution.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. AT&T and several other parties appealed the FCC’s order. In June 2016, a divided panel of the District of Columbia Court of Appeals upheld the FCC’s rules by a 2-1 vote, and petitions for rehearing en banc were denied in May 2017. Petitions for a writ of Certiorari at the U.S. Supreme Court remain pending. Meanwhile, in December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties, including several state Attorneys General, net neutrality advocacy groups and others, have appealed the FCC’s December 2017 decision. Those appeals, which initially were consolidated in the U.S. Court of Appeals for the Ninth Circuit, were transferred at the request of the parties to the D.C. Circuit. In addition, although the FCC order expressly preempted inconsistent state or local measures, a number of states are considering or have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, establish additional requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. AT&T expects that these measures could result in further litigation. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

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

We provide wireless services in robustly competitive markets, but are subject to substantial governmental regulation. Wireless communications providers must obtain licenses from the FCC to provide communications services at specified spectrum frequencies within specified geographic areas and must comply with the FCC rules and policies governing the use of the spectrum. While wireless communications providers’ prices and offerings are generally not subject to state or local regulation, states sometimes attempt to regulate or legislate various aspects of wireless services, such as in the areas of consumer protection and the deployment of cell sites and equipment. The anticipated industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede broadband services, including small cell equipment. In March 2018, the FCC adopted an order to streamline the wireless infrastructure review process in order to facilitate deployment of next-generation wireless facilities. Among other actions, the order excludes most small cell facilities from federal review under the National Environmental Policy Act and the National Historic Preservation Act, while clarifying and streamlining the process for tribal participation in historic preservation reviews where such review is still required. In addition, to date, 21 states have adopted legislation to facilitate small cell deployment.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

Also facilitating the deployment of next-generation wireless facilities, in May 2014, the FCC issued an order revising its policies governing mobile spectrum holdings. The FCC rejected the imposition of caps on the amount of spectrum any carrier could acquire, retaining its case-by-case review policy. Moreover, it increased the amount of spectrum that could be acquired before exceeding an aggregation “screen” that would automatically trigger closer scrutiny of a proposed transaction. On the other hand, it indicated that it will separately consider an acquisition of “low band” spectrum that exceeds one-third of the available low band spectrum as presumptively harmful to competition. The spectrum screen (including the low band screen) recently increased by 23 MHz. On balance, the order and the spectrum screen should allow AT&T to obtain additional spectrum to meet our customers’ needs.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative services, plans and devices and to provide these services in bundled product offerings to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible. We continue to invest significant capital in expanding our network capacity, as well as to secure and utilize spectrum that meets our long-term needs. To that end, we have:

●	Submitted winning bids for 251 Advanced Wireless Services (AWS) spectrum licenses for a near-nationwide contiguous block of high-quality spectrum in the AWS-3 Auction.
●	Redeployed spectrum previously used for basic 2G services to support more advanced mobile internet services on our 3G and 4G networks.
●	Secured the First Responder Network Authority (FirstNet) contract, which provides us with access to 20 MHz of nationwide low band spectrum.
●

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

LIQUIDITY AND CAPITAL RESOURCES

With the completion of the Time Warner transaction, we had $13,523 in cash and cash equivalents available at June 30, 2018. Cash and cash equivalents included cash of $3,457 and money market funds and other cash equivalents of $10,066. Approximately $1,226 of our cash and cash equivalents resided in foreign jurisdictions and were in foreign currencies, some of which may be subject to restrictions on repatriation.

Cash and cash equivalents decreased $36,975 since December 31, 2017. In the first six months of 2018, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables and other customer receivables to third parties, issuance of commercial paper and long-term debt and collateral received from banks and other participants in our derivative arrangements. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, the acquisition of Time Warner and wireless spectrum, payment of operating expenses, funding capital expenditures, debt repayments, and dividends to stockholders.

We actively manage the timing of our vendor payments to optimize the use of our cash. Among other things, we seek to have vendor payments made on 90-day or greater terms, while providing vendors with access to bank facilities that permit earlier payments at the vendors’ cost. For example, for payments to a key supplier, we have arrangements that allow us to extend payment terms between approximately 40 to 60 days at an additional cost to us. We believe these arrangements provide benefits to us relative to alternative financing arrangements. During the second quarter of 2018 and for the first six months then ended, the net impact of these cash management activities on our cash flows provided by operating activities was not material.

AT&T INC.

JUNE 30, 2018

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

Cash Provided by or Used in Operating Activities

During the first six months of 2018, cash provided by operating activities was $19,176, compared to $17,670 for the first six months of 2017. Higher operating cash flows in 2018 were primarily due to net tax refunds and contributions from WarnerMedia, offset by higher interest payments and acquisition-related costs.

Cash Used in or Provided by Investing Activities

For the first six months of 2018, cash used in investing activities totaled $52,635, and consisted primarily of $40,715 for acquisition costs related to Time Warner and other acquisitions and $10,959 for capital expenditures, excluding interest during construction.

The majority of our capital expenditures are spent on our networks, including product development and related support systems. Capital expenditures, excluding interest during construction, increased $209 in the first six months. We do not report capital expenditures at the segment level. During 2018, approximately $800 of assets for FirstNet build have been placed into service with a net cash impact of $100. Total reimbursements from the government for FirstNet during the first six months of 2018 were $336.

In connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing), which are excluded from our investing activities and reported as financing activities. We enter into these supplier arrangements when the terms provide benefits to us relative to alternative financing arrangements. For the first six months of 2018, vendor financing payments related to capital investments were approximately $257. During the first six months, we entered into $188 of new vendor financing commitments, with $825 of vendor financing payables included in on our June 30, 2018 consolidated balance sheet, of which $340 are due within one year and the remainder are due between two and five years.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring DIRECTV merger commitments are met. As of June 30, 2018, we market our fiber-to-the-premises network to 9.2 million customer locations and are on track to meet our FCC commitment of 12.5 million locations by mid-2019.

In 2018, we expect Capital investment, which consists of capital expenditures plus vendor financing payments, of approximately $25,000, $22,000 net of expected FirstNet reimbursements and vendor financing.

Cash Provided by or Used in Financing Activities

For the first six months of 2018, cash used in financing activities totaled $3,720 and included net proceeds of $26,478, primarily resulting from drawing $20,925 on our Term Loan Credit Agreements in connection with our acquisition of Time Warner. Net proceeds for the first six months of 2018 also include a $1,500 three-year floating rate note and $2,000 of notes issued by our subsidiary, Vrio Corp. (Vrio), see discussion below.

During the first six months of 2018, we redeemed $29,447 of debt. Approximately $21,236 were notes subject to mandatory redemption if we did not complete our acquisition of Time Warner by April 22, 2018. The remaining amount primarily consisted of the following redemptions:

●	$2,500 of 5.500% notes due 2018.
●	$750 of 1.750% notes due 2018.
●	$300 of 6.450% notes due 2018.
●	$1,000 of 5.600% notes due 2018.
●	$1,000 of notes issued by our subsidiary, Vrio.
●	$2,000 repayment of amounts outstanding under WarnerMedia’s Term Credit Agreement.
●	$600 of 6.875% WarnerMedia notes due 2018.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.3% as of June 30, 2018 and 4.4% as of December 31, 2017. We had $180,209 of total notes and debentures outstanding at June 30, 2018, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso and Canadian dollar denominated debt that totaled approximately $36,146.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

As a result of the Time Warner acquisition, we acquired debt with a fair value of $22,846 at the time of acquisition, of which $18,876 at face value remained on our balance sheet as of June 30, 2018. The face value of the remaining debt acquired is summarized primarily as follows:

●	$1,108 maturing between 2018 and 2019 with an interest rate ranging from 1.250% to 2.100%.
●	$6,906 maturing between 2020 and 2024 with an interest rate ranging from 1.950% to 9.150%.
●	$5,898 maturing between 2025 and 2034 with an interest rate ranging from 2.950% to 7.700%.
●	$4,964 maturing between 2035 and 2045 with an interest rate ranging from 4.650% to 8.300%.

At June 30, 2018, we had $21,672 of debt maturing within one year, including $8,139 of commercial paper borrowing and $13,323 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

●	$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.
●

An accreting zero-coupon note that may be redeemed each May until maturity in 2022. In May 2017, $1 was redeemed by the holder for $1. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

Vrio, a consolidated holding company for our Latin American digital entertainment services units, DIRECTV Latin American and SKY Brasil, subsidiaries of Vrio, entered into the following long-term debt issuances:

●	April 5, 2018 issuance of $650 of 6.25% notes due 2023 and $350 of 6.875% notes due 2028. These notes were redeemed following our April 2018 withdrawal of the planned IPO of Vrio.
●

April 11, 2018 borrowing of approximately $1,000 of debt denominated in Brazilian reais that matures in 2023. The floating rate for the facility is based upon the Brazil interbank deposit rate annualized (DI Rate), plus 175 basis points.

On July 25, 2018 we issued $750 of 5.625% global notes due 2067. The underwriters have an option to purchase up to an additional $113 aggregate principal amount within 30 days of the offering.

On July 30, 2018 we issued €2,250 ($2,637 U.S. dollar equivalent) floating rate global notes due 2020.

At June 30, 2018, we had approximately 376 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2013 and 2014. During the first six months of 2018, we repurchased approximately 13 million shares under these authorizations.

We paid dividends of $6,144 during the first six months of 2018, compared with $6,021 for the first six months of 2017, primarily reflecting the increase in the quarterly dividend approved by our Board of Directors in December 2017. Dividends declared by our Board of Directors totaled $1.00 per share in the first six months of 2018 and $0.98 per share for the first six months of 2017. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities

The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. At June 30, 2018, we had no amounts outstanding on our five-year $12,000 revolving credit agreement.

In September 2017, we entered into a $2,250 syndicated term loan credit agreement containing (i) a three-year $750 term loan facility (the “Tranche A Facility”), (ii) a four-year $750 term loan facility (the “Tranche B Facility”) and (iii) a five-year $750 term loan facility (the “Tranche C Facility”), with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on the Tranche A Facility, the Tranche B Facility and the Tranche C Facility during the first quarter of 2018, with $2,250 in advances outstanding as of June 30, 2018.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

In anticipation of the Time Warner acquisition, we entered into a $10,000 term loan agreement (“Term Loan”). In February 2018, we amended the Term Loan to extend the commitment termination date to December 31, 2018 and increased the commitments to $16,175 from $10,000. We drew on the Term Loan for the acquisition during the second quarter of 2018, with $16,175 outstanding as of June 30, 2018.

On June 13, 2018, we entered into an additional $2,500 Term Loan Credit Agreement (“June 2018 Term Loan”) to finance a portion of the cash consideration of the Time Warner acquisition. We accordingly drew on the agreement, with $2,500 outstanding as of June 30, 2018.

On June 26, 2018, we repaid and terminated the $2,000 unsecured term loan agreement that Time Warner had in place at the time the merger closed. At June 14, 2018, Time Warner had approximately $1,100 of commercial paper outstanding, all of which was repaid by July 23, 2018.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of June 30, 2018, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During the first six months of 2018, we posted $365 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2018, our debt ratio was 50.8%, compared to 53.3% at June 30, 2017 and 53.6% at December 31, 2017. Our net debt ratio was 47.2% at June 30, 2018, compared to 43.8% at June 30, 2017 and 37.2% at December 31, 2017. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first six months of 2018, we received $4,212 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay benefits under our qualified pension plans. The preferred equity interest had a value of $8,829 as of June 30, 2018, and $9,155 as of December 31, 2017, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts. We distributed $280 to the trust during the first six months of 2018. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURES

We believe the following measures are relevant and useful information to investors as it is used by management as a method of comparing performance with that of many of our competitors. These supplemental measures should be considered in addition to, but not as a substitute of, our consolidated and segment financial information.

Supplemental Operational Measures

We provide a supplemental discussion of our domestic wireless operations that is calculated by combining our Consumer Mobility and Business Solutions segments, and then adjusting to remove non-wireless operations. The following table presents a reconciliation of our supplemental AT&T Mobility results.

	Three Months Ended
	June 30, 2018				June 30, 2017

	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$11,853	$1,829	$-	$13,682	$12,467	$2,004	$-	$14,471
Strategic services	-	3,039	(3,039)	-	-	2,958	(2,958)	-
Legacy voice and data services	-	2,723	(2,723)	-	-	3,423	(3,423)	-
Other service and equipment	-	888	(888)	-	-	922	(922)	-
Wireless equipment	3,016	584	-	3,600	2,624	360	-	2,984
Total Operating Revenues	14,869	9,063	(6,650)	17,282	15,091	9,667	(7,303)	17,455
Operating Expenses
Operations and support	8,085	5,616	(4,038)	9,663	8,636	6,053	(4,598)	10,091
EBITDA	6,784	3,447	(2,612)	7,619	6,455	3,614	(2,705)	7,364
Depreciation and amortization	1,806	1,487	(1,180)	2,113	1,716	1,483	(1,211)	1,988
Total Operating Expense	9,891	7,103	(5,218)	11,776	10,352	7,536	(5,809)	12,079
Operating Income	$4,978	$1,960	$(1,432)	$5,506	$4,739	$2,131	$(1,494)	$5,376

1Business wireline operations reported in Business Solutions segment.

AT&T INC.

JUNE 30, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars in millions except per share and per subscriber amounts

	Six Months Ended
	June 30, 2018				June 30, 2017

	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility	Consumer Mobility	Business Solutions	Adjustments[1]	AT&T Mobility
Operating Revenues
Wireless service	$23,465	$3,620	$-	$27,085	$24,932	$4,007	$-	$28,939
Strategic services	-	6,109	(6,109)	-	-	5,862	(5,862)	-
Legacy voice and data services	-	5,561	(5,561)	-	-	6,971	(6,971)	-
Other service and equipment	-	1,727	(1,727)	-	-	1,800	(1,800)	-
Wireless equipment	6,390	1,162	-	7,552	4,965	648	-	5,613
Total Operating Revenues	29,855	18,179	(13,397)	34,637	29,897	19,288	(14,633)	34,552
Operating Expenses
Operations and support	16,609	11,210	(8,054)	19,765	17,196	12,051	(9,271)	19,976
EBITDA	13,246	6,969	(5,343)	14,872	12,701	7,237	(5,362)	14,576
Depreciation and amortization	3,613	2,945	(2,350)	4,208	3,432	2,943	(2,395)	3,980
Total Operating Expense	20,222	14,155	(10,404)	23,973	20,628	14,994	(11,666)	23,956
Operating Income	$9,633	$4,024	$(2,993)	$10,664	$9,269	$4,294	$(2,967)	$10,596

1Business wireline operations reported in Business Solutions segment.

AT&T INC.

JUNE 30, 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At June 30, 2018, we had interest rate swaps with a notional value of $7,333 and a fair value of $(89).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $36,092 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(290) at June 30, 2018.

We have foreign exchange contracts with a U.S. dollar notional value of $2,399 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts are amortized into income in the same period the hedged transaction affects earnings and qualify as cash flow hedges with a net fair value of $55 at June 30, 2018.

We have designated €700 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of WarnerMedia. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated other comprehensive income, net on the consolidated balance sheet.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2018.

AT&T INC.

JUNE 30, 2018

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

●	Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.
●	Changes in available technology and the effects of such changes, including product substitutions and deployment costs.
●	Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse changes in mortality assumptions; adverse medical cost trends; and unfavorable or delayed implementation or repeal of healthcare legislation, regulations or related court decisions.
●	The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; intercarrier compensation; interconnection obligations; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; unbundled network elements and other wholesale obligations; multi-channel video programming distributor services and equipment; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.
●	The final outcome of state and federal legislative efforts involving issues that are important to our business, including deregulation of IP-based services, relief from Carrier of Last Resort obligations and elimination of state commission review of the withdrawal of services.
●	Enactment of additional state, local, federal and/or foreign regulatory and tax laws and regulations, or changes to existing standards and actions by tax agencies and judicial authorities including the resolution of disputes with any taxing jurisdictions, pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.
●	U.S. and foreign laws and regulations regarding privacy, personal data protection and user consent are complex and rapidly evolving and could result in impact to our business plans, increased costs, or claims against us that may harm our reputation.
●	Our ability to absorb revenue losses caused by increasing competition, including offerings that use alternative technologies or delivery methods (e.g., cable, wireless, VoIP and over-the-top video service), subscriber reluctance to purchase new wireless handsets, and our ability to maintain capital expenditures.
●	The extent of competition including from governmental networks and other providers and the resulting pressure on customer totals and segment operating margins.
●	Our ability to develop attractive and profitable product/service offerings to offset increasing competition and increasing fragmentation of customer viewing habits.
●	The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies (e.g., VoIP and data usage).
●	The continued development and delivery of attractive and profitable video and broadband offerings; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.
●	Our continued ability to maintain margins, attract and offer a diverse portfolio of video, wireless service and devices and device financing plans.
●	Our ability to generate advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits.
●	The availability and cost of additional wireless spectrum and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.
●	Our ability to manage growth in wireless video and data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
●	The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.
●	The impact from major equipment failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions, natural disasters, pandemics, energy shortages, wars or terrorist attacks.
●	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
●	The U.S. Department of Justice prevailing on its appeal of the court decision permitting our acquisition of Time Warner Inc.
●	Our ability to successfully integrate the former Time Warner Inc. operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.
●	Our ability to take advantage of the desire of advertisers to change traditional video advertising models.
●	Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.
●	Our increased exposure to foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.
●	Changes in our corporate strategies, such as changing network-related requirements or acquisitions and dispositions, which may require significant amounts of cash or stock, to respond to competition and regulatory, legislative and technological developments.
●	The uncertainty surrounding further congressional action to address spending reductions, which may result in a significant decrease in government spending and reluctance of businesses and consumers to spend in general.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.

JUNE 30, 2018

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

Our ability to successfully integrate our June 2018 acquisition of Time Warner, including the risk that the costs savings and revenue synergies from the acquisition may not be fully realized or may take longer to realize than expected; our costs in financing the acquisition and potential adverse effects on our share price and dividend amount due to the issuance of additional shares; the addition of Time Warner’s existing debt to our balance sheet; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; and competition and its effect on pricing, spending, third-party relationships and revenues.

We completed our acquisition of Time Warner in June 2018. We believe that the acquisition will give us the scale, resources and ability to deploy video content more efficiently to more customers than otherwise possible and to provide very attractive integrated offerings of video, broadband and wireless services; compete more effectively against other video providers as well as other technology, media and communications companies; create premium advertising opportunities, and produce cost and revenue synergies. We must integrate a large number of operational and administrative systems, which may involve significant management time and create uncertainty for employees, customers and suppliers. The integration process may also result in significant expenses and charges against earnings, both cash and noncash. This acquisition also has increased the amount of debt on our balance sheet leading to additional interest expense and, due to the additional shares issued, will result in additional cash being required for any dividends declared. Both of these factors could put pressure on our financial flexibility to continue capital investments, develop new services and declare future dividends. In addition, events outside our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition. Following the closing, the U.S. Department of Justice filed an appeal of the court decision allowing us to complete the acquisition; we believe the lower court decision will be upheld.

AT&T INC.

JUNE 30, 2018

PART II – OTHER INFORMATION - CONTINUED

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2018 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2018 - April 30, 2018	6,318,863	$32.99	6,317,000	381,979,000
May 1, 2018 - May 31, 2018	6,319,909	33.37	6,317,000	375,662,000
June 1, 2018 - June 30, 2018	738,393	33.23	-	375,662,000
Total	13,377,165	$33.18	12,634,000

[1]	In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.

The authorizations have no expiration date.

[2]	Of the shares repurchased, 10,957 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]	Of the shares repurchased, 732,208 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10-a	AT&T Health Plan
10-b	Agreement between Robert Quinn and AT&T Inc.
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT&T Inc.

August 2, 2018	/s/ John J. Stephens
John J. Stephens
Senior Executive Vice President and Chief Financial Officer