Form 10-Q
period 2018-09-30
AT&T INC.
filed 2018-11-02
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                                                                                                              Yes [   ]   No [X]

At October 31, 2018, there were 7,278 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
Operating Revenues
Service	$41,297	$36,378	$109,849	$109,372
Equipment	4,442	3,290	12,914	9,498
Total operating revenues	45,739	39,668	122,763	118,870

Operating Expenses
Cost of revenues
Equipment	4,828	4,191	14,053	12,177
Broadcast, programming and operations	7,227	5,284	17,842	15,156
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,651	9,694	24,215	28,551
Selling, general and administrative	9,598	8,650	26,179	25,981
Depreciation and amortization	8,166	6,042	20,538	18,316
Total operating expenses	38,470	33,861	102,827	100,181
Operating Income	7,269	5,807	19,936	18,689
Other Income (Expense)
Interest expense	(2,051)	(1,686)	(5,845)	(4,374)
Equity in net income (loss) of affiliates	(64)	11	(71)	(148)
Other income (expense) – net	1,053	842	5,108	2,255
Total other income (expense)	(1,062)	(833)	(808)	(2,267)
Income Before Income Taxes	6,207	4,974	19,128	16,422
Income tax expense	1,391	1,851	4,305	5,711
Net Income	4,816	3,123	14,823	10,711
Less: Net Income Attributable to Noncontrolling Interest	(98)	(94)	(311)	(298)
Net Income Attributable to AT&T	$4,718	$3,029	$14,512	$10,413
Basic Earnings Per Share Attributable to AT&T	$0.65	$0.49	$2.19	$1.69
Diluted Earnings Per Share Attributable to AT&T	$0.65	$0.49	$2.19	$1.69
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	7,284	6,162	6,603	6,164
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	7,320	6,182	6,630	6,184
Dividends Declared Per Common Share	$0.50	$0.49	$1.50	$1.47
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$4,816	$3,123	$14,823	$10,711
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(7), $10, $(37) and $6 attributable to noncontrolling interest), net of taxes of $(2), $74, $(145) and $580	(14)	151	(824)	490
Available-for-sale securities:
Net unrealized gains (losses), net of taxes of $(4), $28, $(8) and $72	(10)	45	(22)	128
Reclassification adjustment included in net income, net of taxes of $0, $(50), $0 and $(54)	-	(79)	-	(86)
Cash flow hedges:
Net unrealized gains (losses), net of taxes of $0, $178, $68 and $(94)	4	330	257	(174)
Reclassification adjustment included in net income, net of taxes of $3, $5, $9 and $15	12	10	35	29
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0, $0, $173 and $594	-	-	530	969
Amortization of net prior service credit included in net income, net of taxes of $(108), $(157), $(322) and $(447)	(332)	(256)	(989)	(731)
Other comprehensive income (loss)	(340)	201	(1,013)	625
Total comprehensive income	4,476	3,324	13,810	11,336
Less: Total comprehensive income attributable to noncontrolling interest	(91)	(104)	(274)	(304)
Total Comprehensive Income Attributable to AT&T	$4,385	$3,220	$13,536	$11,032
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$8,657	$50,498
Accounts receivable - net of allowances for doubtful accounts of $845 and $663	26,312	16,522
Prepaid expenses	1,860	1,369
Other current assets	16,278	10,757
Total current assets	53,107	79,146
Noncurrent Inventories and Theatrical Film and Television Production Costs	7,221	-
Property, plant and equipment	327,680	313,499
Less: accumulated depreciation and amortization	(197,332)	(188,277)
Property, Plant and Equipment – Net	130,348	125,222
Goodwill	146,475	105,449
Licenses	96,077	96,136
Trademarks and Trade Names – Net	24,389	7,021
Distribution Networks – Net	16,962	-
Other Intangible Assets – Net	28,673	11,119
Investments in and Advances to Equity Affiliates	6,128	1,560
Other Assets	25,490	18,444
Total Assets	$534,870	$444,097

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$14,905	$38,374
Accounts payable and accrued liabilities	39,375	34,470
Advanced billing and customer deposits	6,045	4,213
Accrued taxes	1,460	1,262
Dividends payable	3,635	3,070
Total current liabilities	65,420	81,389
Long-Term Debt	168,513	125,972
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	60,495	43,207
Postemployment benefit obligation	28,981	31,775
Other noncurrent liabilities	26,490	19,747
Total deferred credits and other noncurrent liabilities	115,966	94,729

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2018 and December 31, 2017: issued 7,620,748,598 at September 30, 2018 and 6,495,231,088 at December 31, 2017)	7,621	6,495
Additional paid-in capital	125,706	89,563
Retained earnings	57,624	50,500
Treasury stock (350,465,537 at September 30, 2018 and 355,806,544
at December 31, 2017, at cost)	(12,486)	(12,714)
Accumulated other comprehensive income	5,383	7,017
Noncontrolling interest	1,123	1,146
Total stockholders’ equity	184,971	142,007
Total Liabilities and Stockholders’ Equity	$534,870	$444,097
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2018	2017
		As Adjusted
Operating Activities
Net income	$14,823	$10,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,538	18,316
Amortization of television and film costs	1,608	-
Undistributed earnings from investments in equity affiliates	312	171
Provision for uncollectible accounts	1,240	1,216
Deferred income tax expense	2,934	3,254
Net (gain) loss from investments, net of impairments	(501)	(114)
Actuarial (gain) loss on pension and postretirement benefits	(2,726)	(259)
Changes in operating assets and liabilities:
Accounts receivable	(1,018)	(652)
Other current assets, inventories and theatrical film and television production costs	(2,729)	(106)
Accounts payable and other accrued liabilities	(1,385)	(1,437)
Equipment installment receivables and related sales	220	451
Deferred customer contract acquisition and fulfillment costs	(2,657)	(1,102)
Retirement benefit funding	(420)	(420)
Other - net	1,283	(1,556)
Total adjustments	16,699	17,762
Net Cash Provided by Operating Activities	31,522	28,473

Investing Activities
Capital expenditures:
Purchase of property and equipment	(16,695)	(15,756)
Interest during construction	(404)	(718)
Acquisitions, net of cash acquired	(43,116)	1,154
Dispositions	983	56
(Purchases) sales of securities, net	(234)	235
Advances to and investments in equity affiliates, net	(1,021)	-
Cash collections of deferred purchase price	500	665
Net Cash Used in Investing Activities	(59,987)	(14,364)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(1,071)	(2)
Issuance of other short-term borrowings	4,852	-
Repayment of other short-term borrowings	(1,075)	-
Issuance of long-term debt	38,325	46,761
Repayment of long-term debt	(43,579)	(10,309)
Purchase of treasury stock	(577)	(460)
Issuance of treasury stock	359	26
Dividends paid	(9,775)	(9,030)
Other	(1,138)	1,716
Net Cash (Used in) Provided by Financing Activities	(13,679)	28,702
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,144)	42,811
Cash and cash equivalents and restricted cash beginning of year	50,932	5,935
Cash and Cash Equivalents and Restricted Cash End of Period	$8,788	$48,746
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	September 30, 2018
	Shares	Amount
Common Stock
Balance at beginning of year	6,495	$6,495
Issuance of stock	1,126	1,126
Balance at end of period	7,621	$7,621

Additional Paid-In Capital
Balance at beginning of year		$89,563
Issuance of common stock		35,473
Issuance of treasury stock		(49)
Share-based payments		719
Balance at end of period		$125,706

Retained Earnings
Balance at beginning of year		$50,500
Net income attributable to AT&T ($2.19 per diluted share)		14,512
Dividends to stockholders ($1.50 per share)		(10,388)
Cumulative effect of accounting changes		3,000
Balance at end of period		$57,624

Treasury Stock
Balance at beginning of year	(356)	$(12,714)
Repurchase and acquisition of common stock	(19)	(641)
Issuance of treasury stock	24	869
Balance at end of period	(351)	$(12,486)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$7,017
Other comprehensive income attributable to AT&T		(976)
Amounts reclassified to retained earnings		(658)
Balance at end of period		$5,383

Noncontrolling Interest
Balance at beginning of year		$1,146
Net income attributable to noncontrolling interest		311
Contributions		8
Distributions		(332)
Acquisition of noncontrolling interest		1
Acquisition of interest held by noncontrolling owners		(9)
Translation adjustments attributable to noncontrolling interest, net of taxes		(37)
Cumulative effect of accounting changes		35
Balance at end of period		$1,123

Total Stockholders’ Equity at beginning of year		$142,007
Total Stockholders’ Equity at end of period		$184,971
See Notes to Consolidated Financial Statements.

AT&T INC.
SEPTEMBER 30, 2018

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation, including impacts for the adoption of recent accounting standards and changes in our reportable segments (see Note 4).

Tax Reform  The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Recognizing the late enactment of the Act and complexity of accurately accounting for its impact, the Securities and Exchange Commission (SEC) in Staff Accounting Bulletin (SAB) 118 provided guidance that allows registrants to provide a reasonable estimate of the impact to their financial statements and adjust the reported impact in a measurement period not to exceed one year. We included the estimated impact of the Act in our financial results at or for the period ended December 31, 2017 and did not record any adjustments thereto during the first nine months of 2018. Our future results could include additional adjustments, and those adjustments could be material.

Customer Fulfillment Costs  During the second quarter of 2018, we updated our analysis of economic lives of customer relationships. As of April 1, 2018, we extended the amortization period to 58 months to better reflect the estimated economic lives of our Entertainment Group customers. This change in accounting estimate decreased other cost of revenues, which had an impact on net income of $107, or $0.02 per diluted share, in the third quarter and $233, or $0.04 per diluted share, for the first nine months of 2018.

Film and Television Production Cost Recognition, Participations and Residuals and Impairments  Film and television production costs include the unamortized cost of completed theatrical films and television episodes, theatrical films and television series in production and undeveloped film and television rights. Film and television production costs are stated at the lower of cost, less accumulated amortization, or fair value. The amount of capitalized film and television production costs recognized as broadcast, programming and operations expenses for a given period is determined using the film forecast computation method. Under this method, the amortization of capitalized costs and the accrual of participations and residuals is based on the proportion of the film’s revenues recognized for such period to the film’s estimated remaining ultimate revenues (i.e., the total revenue to be received throughout a film’s life cycle).

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The process of estimating a film’s ultimate revenues requires us to make a series of significant judgments related to future revenue generating activities associated with a particular film. We estimate the ultimate revenues, less additional costs to be incurred (including exploitation and participation costs), in order to determine whether the value of a film or television series is impaired and requires an immediate write-off of unrecoverable film and television production costs. We also determine, using the film forecast computation method, the amount of capitalized film and television production costs and the amount of participations and residuals to be recognized as broadcast, programming and operations expenses for a given film or television series in a particular period. To the extent that the ultimate revenues are adjusted, the resulting gross margin reported on the exploitation of that film or television series in a period is also adjusted.

Prior to the theatrical release of a film, our estimates are based on factors such as the historical performance of similar films, the star power of the lead actors, the rating and genre of the film, pre-release market research (including test market screenings), international distribution plans and the expected number of theaters in which the film will be released. In the absence of revenues directly related to the exhibition of owned film or television programs on our television networks, premium pay television or over-the-top (OTT) services, management estimates a portion of the unamortized costs that are representative of the utilization of that film or television program in that exhibition and expenses such costs as the film or television program is exhibited. The period over which ultimate revenues are estimated is generally not to exceed ten years from the initial release of a motion picture or from the date of delivery of the first episode of an episodic television series. Estimates are updated based on information available during the film’s production and, upon release, the actual results of each film. Changes in estimates of ultimate revenues from period to period affect the amount of production costs amortized in a given period and, therefore, could have an impact on the financial results for that period.

Licensed Programming Inventory Cost Recognition and Impairment  We enter into agreements to license programming exhibition rights from licensors. A programming inventory asset related to these rights and a corresponding liability payable to the licensor are recorded (on a discounted basis if the license agreements are long-term) when (i) the cost of the programming is reasonably determined, (ii) the programming material has been accepted in accordance with the terms of the agreement, (iii) the programming is available for its first showing or telecast, and (iv) the license period has commenced. There are variations in the amortization methods of these rights, depending on whether the network is advertising-supported (e.g., TNT and TBS) or not advertising-supported (e.g., HBO and Turner Classic Movies).

For the advertising-supported networks, our general policy is to amortize each program’s costs on a straight-line basis (or per-play basis, if greater) over its license period. In circumstances where the initial airing of the program has more value than subsequent airings, an accelerated method of amortization is used. The accelerated amortization upon the first airing versus subsequent airings is determined based on a study of historical and estimated future advertising sales for similar programming. For rights fees paid for sports programming arrangements, such rights fees are amortized using a revenue-forecast model, in which the rights fees are amortized using the ratio of current period advertising revenue to total estimated remaining advertising revenue over the term of the arrangement.

For premium pay television and OTT services that are not advertising-supported, each licensed program’s costs are amortized on a straight-line basis over its license period or estimated period of use, beginning with the month of initial exhibition. When we have the right to exhibit feature theatrical programming in multiple windows over a number of years, historical audience viewership is used as the basis for determining the amount of programming amortization attributable to each window.

Licensed programming inventory is carried at the lower of unamortized cost or estimated net realizable value. For networks that generate both advertising and subscription revenues, the net realizable value of unamortized programming costs is generally evaluated based on the network’s programming taken as a whole. In assessing whether the programming inventory for a particular advertising-supported network is impaired, the net realizable value for all of the network’s programming inventory is determined based on a projection of the network’s profitability. Similarly, for premium pay television and OTT services that are not advertising-supported, an evaluation of the net realizable value of unamortized programming costs is performed based on the premium pay television and OTT services’ licensed programming taken as a whole. Specifically, the net realizable value for all premium pay television and OTT service licensed programming is determined based on projections of estimated subscription revenues less certain costs of delivering and distributing the licensed programming. Changes in management’s intended usage of a specific program, such as a decision to no longer exhibit that program and forego the use of the rights associated with the program license, results in a reassessment of that program’s net realizable value, which could result in an impairment.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Recently Adopted Accounting Standards

Revenue Recognition  As of January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as modified (ASC 606), using the modified retrospective method, which does not allow us to adjust prior periods. We applied the rules to all open contracts existing as of January 1, 2018, recording an increase of $2,342 to retained earnings for the cumulative effect of the change, with an offsetting contract asset of $1,737, deferred contract acquisition costs of $1,454, other asset reductions of $239, other liability reductions of $212, deferred income taxes of $787 and noncontrolling interest of $35. (See Note 5)

Pension and Other Postretirement Benefits  As of January 1, 2018, we adopted, with retrospective application, ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07). We are no longer allowed to present the interest, estimated return on assets and amortization of prior service credits components of our net periodic benefit cost in our consolidated operating expenses, but rather are required to include those amounts in “other income (expense) – net” in our consolidated statements of income. We continue to present service costs with the associated compensation costs within our operating expenses. As a practical expedient, we used the amounts disclosed as the estimated basis for applying the retrospective presentation requirement.

The following table presents our results under our historical method and as adjusted to reflect ASU 2017-07 (presentation of benefit cost):

	Pension and Postretirement Benefits
	Historical	Effect of
	Accounting	Adoption of	As
	Method	ASU 2017-07	Adjusted
For the three months ended September 30, 2018
Consolidated Statements of Income
Other cost of revenues	$8,527	$124	$8,651
Selling, general and administrative expenses	9,207	391	9,598
Operating Income	7,784	(515)	7,269
Other Income (Expense) – net	538	515	1,053
Net Income	4,816	-	4,816

For the three months ended September 30, 2017
Consolidated Statements of Income
Other cost of revenues	$9,431	$263	$9,694
Selling, general and administrative expenses	8,317	333	8,650
Operating Income	6,403	(596)	5,807
Other Income (Expense) – net	246	596	842
Net Income	3,123	-	3,123

For the nine months ended September 30, 2018
Consolidated Statements of Income
Other cost of revenues	$23,166	$1,049	$24,215
Selling, general and administrative expenses	22,859	3,320	26,179
Operating Income	24,305	(4,369)	19,936
Other Income (Expense) – net	739	4,369	5,108
Net Income	14,823	-	14,823

For the nine months ended September 30, 2017
Consolidated Statements of Income
Other cost of revenues	$27,714	$837	$28,551
Selling, general and administrative expenses	24,917	1,064	25,981
Operating Income	20,590	(1,901)	18,689
Other Income (Expense) – net	354	1,901	2,255
Net Income	10,711	-	10,711

AT&T INC.
SEPTEMBER 30, 2018

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

	Cash Flows
	Historical	Effect of	Effect of
	Accounting	Adoption of	Adoption of	As
	Method	ASU 2016-15	ASU 2016-18	Adjusted
For the nine months ended September 30, 2018
Consolidated Statements of Cash Flows
Changes in other current assets	$(2,731)	$-	$2	$(2,729)
Equipment installment receivables and related sales	720	(500)	-	220
Other – net	1,399	-	(116)	1,283
Cash Provided by (Used in) Operating Activities	32,136	(500)	(114)	31,522
(Purchases) sales of securities – net	7	-	(241)	(234)
Cash collections of deferred purchase price	-	500	-	500
Cash (Used in) Provided by Investing Activities	(60,246)	500	(241)	(59,987)
Change in cash and cash equivalents and restricted cash	$(41,789)	$-	$(355)	$(42,144)

For the nine months ended September 30, 2017
Consolidated Statements of Cash Flows
Changes in other current assets	$(106)	$-	$-	$(106)
Equipment installment receivables and related sales	1,116	(665)	-	451
Other – net	(1,420)	-	(136)	(1,556)
Cash Provided by (Used in) Operating Activities	29,274	(665)	(136)	28,473
(Purchases) sales of securities – net	(2)	-	237	235
Cash collections of deferred purchase price	-	665	-	665
Cash (Used in) Provided by Investing Activities	(15,266)	665	237	(14,364)
Change in cash and cash equivalents and restricted cash	$42,711	$-	$100	$42,811

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
SEPTEMBER 30, 2018

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

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerators
Numerator for basic earnings per share:
Net Income	$4,816	$3,123	$14,823	$10,711
Less: Net income attributable to noncontrolling interest	(98)	(94)	(311)	(298)
Net Income attributable to AT&T	4,718	3,029	14,512	10,413
Dilutive potential common shares:
Share-based payment	4	3	13	9
Numerator for diluted earnings per share	$4,722	$3,032	$14,525	$10,422
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,284	6,162	6,603	6,164
Dilutive potential common shares:
Share-based payment (in shares)	36	20	27	20
Denominator for diluted earnings per share	7,320	6,182	6,630	6,184
Basic earnings per share attributable to AT&T	$0.65	$0.49	$2.19	$1.69
Diluted earnings per share attributable to AT&T	$0.65	$0.49	$2.19	$1.69

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)		$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	(787)		(22)		257		530		(22)
Amounts reclassified from accumulated OCI	-	[1]	-	[1]	35	[2]	(989)	[3]	(954)
Net other comprehensive income (loss)	(787)		(22)		292		(459)		(976)
Amounts reclassified to retained earnings	-		(658)	[4]	-		-		(658)
Balance as of September 30, 2018	$(2,841)		$(20)		$1,694		$6,550		$5,383

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Available-for-Sale Securities		Net Unrealized Gains (Losses) on Cash Flow Hedges		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$(1,995)		$541		$744		$5,671		$4,961
Other comprehensive income (loss) before reclassifications	484		128		(174)		969		1,407
Amounts reclassified from accumulated OCI	-	[1]	(86)	[1]	29	[2]	(731)	[3]	(788)
Net other comprehensive income (loss)	484		42		(145)		238		619
Balance as of September 30, 2017	$(1,511)		$583		$599		$5,909		$5,580
[1]	(Gains) losses are included in Other income (expense) - net in the consolidated statements of income.
[2]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 7).
[3]	The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[4]	With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings
(see Note 1).

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on Segment Contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America, and (4) Xandr.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

We also evaluate segment and business unit performance based on EBITDA and/or EBITDA margin, which is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization. We believe EBITDA to be a relevant and useful measurement to our investors as it is part of our internal management reporting and planning processes and it is an important metric that management uses to evaluate operating performance. EBITDA does not give effect to cash used for debt service requirements and thus does not reflect available funds for distributions, reinvestment or other discretionary uses. EBITDA margin is EBITDA divided by total revenues.

Due to organizational changes and our June 14, 2018 acquisition of Time Warner, effective for the quarter ended September 30, 2018, we revised our operating segments to align with the new management structure and organizational responsibilities, and have accordingly recast our segment disclosures for all periods presented. As a result of the realignment to combine all domestic wireless products and services into the Mobility business unit, which is now one of our reporting units, $27,568 of goodwill from our former Business Solutions segment and $16,540 from our former Consumer Mobility segment was reallocated to the Mobility business unit.

With our acquisition of Time Warner, programming released on or before the June 14, 2018 acquisition date was recorded at fair value as an intangible asset (see Note 8). For consolidated reporting, all amortization of pre-acquisition released programming is reported as amortization expense on our consolidated income statement. To best present comparable results, we report the historical content production cost amortization as operations and support expense within the WarnerMedia segment. The amount of historical content production cost amortization reported in the segment results was $1,491 for the quarter ended September 30, 2018, $772 of which was for pre-acquisition released programming. For the 108-day period included in our nine months ended September 30, 2018, historical content production cost amortization reported in the segment results was $1,677, $870 of which was for pre-acquisition released programming.

The Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. or in U.S. territories and businesses globally. This segment contains the following business units:

•        Mobility provides nationwide wireless service and equipment.

•        Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on DIRECTV and U-verse distribution platforms.

•        Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from AT&T’s Regional Sports Networks (RSN) and equity investments (predominantly Game Show Network and Otter Media Holdings), previously included in Entertainment Group, have been reclassified into the WarnerMedia segment and are combined with the Time Warner operations for the period subsequent to our acquisition on June 14, 2018. This segment contains the following business units:

•        Turner is comprised of the historic Turner division as well the financial results of our RSN. This business unit creates and programs branded news, entertainment, sports and kids multi-platform content that is sold to various distribution affiliates. Turner also sells advertising on its networks and digital properties.

•        Home Box Office consists of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

•        Warner Bros. consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•        Vrio provides video services to customers using satellite technology in Latin America and the Caribbean.

•        Mexico provides wireless service and equipment to customers in Mexico.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The Xandr segment provides advertising services. These services utilize data insights to develop higher value targeted advertising. Certain revenues in this segment are also reported by the Communications segment and are eliminated upon consolidation.

Corporate and Other items reconcile our segment results to consolidated operating income and income before income taxes, and include:

•        Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense) – net and (5) the recharacterization of programming intangible asset amortization, for programming acquired in the acquisition, which we continue to report with WarnerMedia segment operating expense, to consolidated amortization expense.

•        Acquisition-related items which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.

•        Certain significant items includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the segments are not being evaluated.

•        Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including content licensing between WarnerMedia and Communications, and (2) includes adjustments for our reporting of the advertising business.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.

SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,938	$10,255	$7,683	$2,079	$5,604	$(1)	$5,603
Entertainment Group	11,589	9,155	2,434	1,331	1,103	1	1,104
Business Wireline	6,703	4,030	2,673	1,197	1,476	(1)	1,475
Total Communications	36,230	23,440	12,790	4,607	8,183	(1)	8,182
WarnerMedia
Turner	2,988	1,487	1,501	59	1,442	7	1,449
Home Box Office	1,644	991	653	25	628	2	630
Warner Bros.	3,720	3,104	616	40	576	(23)	553
Other	(148)	(79)	(69)	10	(79)	(25)	(104)
Total WarnerMedia	8,204	5,503	2,701	134	2,567	(39)	2,528
Latin America
Vrio	1,102	877	225	168	57	9	66
Mexico	731	869	(138)	129	(267)	-	(267)
Total Latin America	1,833	1,746	87	297	(210)	9	(201)
Xandr	445	109	336	3	333	-	333
Segment Total	$46,712	$30,798	$15,914	$5,041	$10,873	$(31)	$10,842
Corporate and Other
Corporate	308	(18)	326	797	(471)
Acquisition-related items	-	362	(362)	2,329	(2,691)
Certain significant items	-	75	(75)	-	(75)
Eliminations and consolidations	(1,281)	(913)	(368)	(1)	(367)
AT&T Inc.	$45,739	$30,304	$15,435	$8,166	$7,269

For the nine months ended September 30, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$52,575	$30,020	$22,555	$6,287	$16,268	$(1)	$16,267
Entertainment Group	34,498	26,623	7,875	3,986	3,889	(1)	3,888
Business Wireline	20,100	12,084	8,016	3,547	4,469	(1)	4,468
Total Communications	107,173	68,727	38,446	13,820	24,626	(3)	24,623
WarnerMedia
Turner	3,767	1,933	1,834	71	1,763	39	1,802
Home Box Office	1,925	1,162	763	30	733	1	734
Warner Bros.	4,227	3,507	720	54	666	(24)	642
Other	(210)	(106)	(104)	11	(115)	(71)	(186)
Total WarnerMedia	9,709	6,496	3,213	166	3,047	(55)	2,992
Latin America
Vrio	3,710	2,894	816	559	257	24	281
Mexico	2,099	2,459	(360)	383	(743)	-	(743)
Total Latin America	5,809	5,353	456	942	(486)	24	(462)
Xandr	1,174	218	956	4	952	-	952
Segment Total	$123,865	$80,794	$43,071	$14,932	$28,139	$(34)	$28,105
Corporate and Other
Corporate	961	1,378	(417)	938	(1,355)
Acquisition-related items	-	750	(750)	4,669	(5,419)
Certain significant items	-	407	(407)	-	(407)
Eliminations and consolidations	(2,063)	(1,040)	(1,023)	(1)	(1,022)
AT&T Inc.	$122,763	$82,289	$40,474	$20,538	$19,936

AT&T INC.

SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,370	$10,029	$7,341	$2,008	$5,333	$-	$5,333
Entertainment Group	12,467	9,804	2,663	1,379	1,284	(1)	1,283
Business Wireline	7,278	4,635	2,643	1,189	1,454	1	1,455
Total Communications	37,115	24,468	12,647	4,576	8,071	-	8,071
WarnerMedia
Turner	107	97	10	1	9	13	22
Home Box Office	-	-	-	-	-	-	-
Warner Bros.	-	-	-	-	-	-	-
Other	-	1	(1)	-	(1)	(19)	(20)
Total WarnerMedia	107	98	9	1	8	(6)	2
Latin America
Vrio	1,363	1,075	288	206	82	17	99
Mexico	736	862	(126)	98	(224)	-	(224)
Total Latin America	2,099	1,937	162	304	(142)	17	(125)
Xandr	333	39	294	-	294	-	294
Segment Total	$39,654	$26,542	$13,112	$4,881	$8,231	$11	$8,242
Corporate and Other
Corporate	382	801	(419)	24	(443)
Acquisition-related items	-	134	(134)	1,136	(1,270)
Certain significant items	(89)	325	(414)	1	(415)
Eliminations and consolidations	(279)	17	(296)	-	(296)
AT&T Inc.	$39,668	$27,819	$11,849	$6,042	$5,807

For the nine months ended September 30, 2017
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$51,922	$30,005	$21,917	$5,988	$15,929	$-	$15,929
Entertainment Group	37,435	28,711	8,724	4,254	4,470	-	4,470
Business Wireline	21,911	13,906	8,005	3,583	4,422	-	4,422
Total Communications	111,268	72,622	38,646	13,825	24,821	-	24,821
WarnerMedia
Turner	323	273	50	3	47	32	79
Home Box Office	-	-	-	-	-	-	-
Warner Bros.	-	-	-	-	-	-	-
Other	-	3	(3)	-	(3)	(55)	(58)
Total WarnerMedia	323	276	47	3	44	(23)	21
Latin America
Vrio	4,065	3,123	942	642	300	62	362
Mexico	1,989	2,345	(356)	263	(619)	-	(619)
Total Latin America	6,054	5,468	586	905	(319)	62	(257)
Xandr	992	118	874	1	873	-	873
Segment Total	$118,637	$78,484	$40,153	$14,734	$25,419	$39	$25,458
Corporate and Other
Corporate	1,182	2,440	(1,258)	73	(1,331)
Acquisition-related items	-	622	(622)	3,508	(4,130)
Certain significant items	(89)	302	(391)	1	(392)
Eliminations and consolidations	(860)	17	(877)	-	(877)
AT&T Inc.	$118,870	$81,865	$37,005	$18,316	$18,689

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income.

	Third Quarter		Nine-month period
	2018	2017	2018	2017
Communications	$8,182	$8,071	$24,623	$24,821
WarnerMedia	2,528	2	2,992	21
Latin America	(201)	(125)	(462)	(257)
Xandr	333	294	952	873
Segment Contribution	10,842	8,242	28,105	25,458
Reconciling Items:
Corporate and Other	(471)	(443)	(1,355)	(1,331)
Merger and integration items	(362)	(134)	(750)	(622)
Amortization of intangibles acquired	(2,329)	(1,136)	(4,669)	(3,508)
Employee separation charges	(75)	(208)	(259)	(268)
Gain on wireless spectrum transactions	-	-	-	181
Natural disaster items	-	(207)	(104)	(207)
Foreign currency devaluation	-	-	(44)	(98)
Segment equity in net income of affiliates	31	(11)	34	(39)
Eliminations and consolidations	(367)	(296)	(1,022)	(877)
AT&T Operating Income	7,269	5,807	19,936	18,689
Interest Expense	(2,051)	(1,686)	(5,845)	(4,374)
Equity in net income (loss) of affiliates	(64)	11	(71)	(148)
Other income (expense) - Net	1,053	842	5,108	2,255
Income Before Income Taxes	$6,207	$4,974	$19,128	$16,422

The following tables present intersegment revenues, assets, investments in equity affiliates and capital expenditures by segment.

Intersegment Reconciliation
	Third Quarter		Nine-Month Period
	2018	2017	2018	2017
Intersegment revenues
Communications	$6	$-	$8	$-
WarnerMedia	844	33	1,053	99
Latin America	-	-	-	-
Xandr	-	-	-	-
Total Intersegment Revenues	850	33	1,061	99
Consolidations	431	246	1,002	761
Eliminations and consolidations	$1,281	$279	$2,063	$860

		Investment in Equity Method Investees	Capital Expenditures

At September 30, 2018	Assets

Communications	$487,833	$1	$16,024
WarnerMedia	132,689	5,395	298
Latin America	18,420	713	524
Xandr	2,647	-	66
Corporate and eliminations	(106,719)	19	187
Total	$534,870	$6,128	$17,099

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

As of January 1, 2018, we adopted ASC 606. With our adoption of ASC 606, we made a policy election to record certain regulatory fees, primarily Universal Service Fund (USF) fees, on a net basis. See the Notes to the Consolidated Financial Statements of our 2017 Annual Report on Form 10-K for additional information regarding our policies prior to adoption of ASC 606.

When implementing ASC 606, we utilized the practical expedient allowing us to reflect the aggregate effect of all contract modifications occurring before the beginning of the earliest period presented when allocating the transaction price to performance obligations.

Wireless, Advanced Data, Legacy Voice & Data Services and Equipment Revenue

We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements).

Examples of service revenues include wireless, video entertainment (e.g., AT&T U-verse and DIRECTV), strategic services (e.g., virtual private network service), and legacy voice and data (e.g., traditional local and long-distance). These services represent a series of distinct services that is considered a separate performance obligation. Service revenue is recognized when services are provided, based upon either usage (e.g. minutes of traffic/bytes of data processed) or period of time (e.g., monthly service fees).

Some of our services require customer premises equipment that, when combined and integrated with AT&T’s specific network infrastructure, facilitate the delivery of service to the customer.  In evaluating whether the equipment is a separate performance obligation, we consider the customer’s ability to benefit from the equipment on its own or together with other readily available resources and if so, whether the service and equipment are separately identifiable (i.e., is the service highly dependent on, or highly interrelated with the equipment). When the equipment does not meet the criteria to be a distinct performance obligation (e.g., equipment associated with certain video services), we allocate the total transaction price to the related service. When equipment is a distinct performance obligation, we record the sale of equipment when title has passed and the products are accepted by the customer. For devices sold through indirect channels (e.g., national dealers), revenue is recognized when the dealer accepts the device, not upon activation.

Our equipment and service revenues are predominantly recognized on a gross basis, as most of our services do not involve a third party and we typically control the equipment that is sold to our customers.

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

Revenues from transactions between us and our customers are recorded net of revenue-based regulatory fees and taxes. Cash incentives given to customers are recorded as a reduction of revenue. Nonrefundable, upfront service activation and setup fees associated with service arrangements are deferred and recognized over the associated service contract period or customer life.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Subscription Revenue

Subscription revenues from cable networks and premium pay and basic tier television services are recognized over the license period as programming is provided to affiliates or digital distributors based on negotiated contractual programming rates. When a distribution contract with an affiliate has expired and a new distribution contract has not been executed, revenues are based on estimated rates, giving consideration to factors including the previous contractual rates, inflation, current payments by the affiliate and the status of the negotiations on a new contract. When the new distribution contract terms are finalized, an adjustment to revenue is recorded, if necessary, to reflect the new terms.

Subscription revenues from end-user subscribers are recognized when services are provided, based upon either usage or period of time. Subscription revenues from OTT services are recognized as programming services are provided to customers.

Content Revenue

Feature films typically are produced or acquired for initial exhibition in theaters, followed by distribution, generally commencing within three years of such initial exhibition. Revenues from film rentals by theaters are recognized as the films are exhibited.

Television programs and series are initially produced for broadcast and may be subsequently licensed or sold in physical format and/or electronic delivery. Revenues from the distribution of television programming through broadcast networks, cable networks, first-run syndication and OTT services are recognized when the programs or series are available to the licensee. In certain circumstances, pursuant to the terms of the applicable contractual arrangements, the availability dates granted to customers may precede the date in which the customer can be billed for these sales.

Revenues from sales of feature films and television programming in physical format are recognized at the later of the delivery date or the date when made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances. Revenues from the licensing of television programs and series for electronic sell-through or video-on-demand are recognized when the product has been purchased by and made available to the consumer to either download or stream. Revenues from the distribution of television programming through OTT services are recognized when the television programs or series are available to the licensee.

Upfront or guaranteed payments for the licensing of intellectual property are recognized as revenue at either the inception of the license term if the intellectual property has significant standalone functionality or over the corresponding license term if the licensee’s ability to derive utility is dependent on our continued support of the intellectual property throughout the license term.

Revenues from the sales of console games are recognized at the later of the delivery date or the date that the product is made widely available for sale or rental by retailers based on gross sales less a provision for estimated returns, rebates and pricing allowances.

Advertising Revenue

Advertising revenues are recognized, net of agency commissions, in the period that the advertisements are aired. If there is a targeted audience guarantee, revenues are recognized for the actual audience delivery and revenues are deferred for any shortfall until the guaranteed audience delivery is met, typically by providing additional advertisements. Advertising revenues from digital properties are recognized as impressions are delivered or the services are performed.

AT&T INC.

SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Revenue Categories
The following tables set forth reported revenue by category:

For the three months ended September 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,912	$-	$-	$-	$-	$77	$-	$3,949	$17,938
Entertainment Group	-	2,045	740	7,882	-	401	518	3	11,589
Business Wireline	-	3,059	2,615	-	-	-	830	199	6,703
WarnerMedia
Turner	-	-	-	1,855	125	944	64	-	2,988
Home Box Office	-	-	-	1,517	125	-	2	-	1,644
Warner Bros.	-	-	-	20	3,494	20	186	-	3,720
Eliminations and Other	-	-	-	27	(199)	19	5	-	(148)
Latin America
Vrio	-	-	-	1,102	-	-	-	-	1,102
Mexico	440	-	-	-	-	-	-	291	731
Xandr	-	-	-	-	-	445	-	-	445
Corporate and Other	-	-	-	-	-	-	308	-	308
Eliminations and consolidations	-	-	-	-	(829)	(401)	(51)	-	(1,281)
Total Operating Revenues	$14,352	$5,104	$3,355	$12,403	$2,716	$1,505	$1,862	$4,442	$45,739

For the nine months ended September 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$40,912	$-	$-	$-	$-	$162	$-	$11,501	$52,575
Entertainment Group	-	5,904	2,317	23,559	-	1,122	1,588	8	34,498
Business Wireline	-	9,168	8,176	-	-	-	2,189	567	20,100
WarnerMedia
Turner	-	-	-	2,363	146	1,181	77	-	3,767
Home Box Office	-	-	-	1,787	136	-	2	-	1,925
Warner Bros.	-	-	-	27	3,949	28	223	-	4,227
Eliminations and Other	-	-	-	27	(255)	13	5	-	(210)
Latin America
Vrio	-	-	-	3,710	-	-	-	-	3,710
Mexico	1,261	-	-	-	-	-	-	838	2,099
Xandr	-	-	-	-	-	1,174	-	-	1,174
Corporate and Other	-	-	-	-	-	-	961	-	961
Eliminations and consolidations	-	-	-	-	(1,039)	(1,122)	98	-	(2,063)
Total Operating Revenues	$42,173	$15,072	$10,493	$31,473	$2,937	$2,558	$5,143	$12,914	$122,763

AT&T INC.

SEPTEMBER 30, 2018

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

Our deferred customer contract acquisition costs and deferred customer contract fulfillment costs balances were $3,409 and $11,304 as of September 30, 2018, respectively, of which $1,572 and $3,905 were included in Other current assets on our consolidated balance sheets. For the nine months ended September 30, 2018, we amortized $959 and $2,983 of these costs, respectively.

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

The following table presents contract assets and liabilities and revenue recorded at or for the period ended September 30, 2018:

September 30,
2018

Contract asset	$1,923
Contract liability	6,920

Beginning of period contract liability recorded as customer contract revenue during the period	4,716

Our consolidated balance sheet at September 30, 2018 included approximately $1,244 for the current portion of our contract asset in “Other current assets” and $5,846 for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $40,474 of which we expect to recognize approximately 70% by the end of next year, with the balance recognized thereafter.

The aggregate amount of transaction price allocated to remaining performance obligations included $12,661 from WarnerMedia operations related to the licensing of theatrical and television content that will be made available to customers at some point in the future. It excludes advertising and subscription arrangements that have an expected contract duration of one year or less.

AT&T INC.
SEPTEMBER 30, 2018

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

The following table presents our reported results under ASC 606 and our pro forma results using the historical accounting method:
For the three months ended September 30, 2018	As Reported	Historical Accounting Method
Consolidated Statements of Income:
Service Revenues	$41,297	$42,681
Equipment Revenues	4,442	3,926
Total Operating Revenues	45,739	46,607
Other cost of revenues	8,651	9,568
Selling, general and administrative expenses	9,598	10,145
Total Operating Expenses	38,470	39,934
Operating income	7,269	6,673
Income before income taxes	6,207	5,611
Income tax expense	1,391	1,245
Net income	4,816	4,366
Net income attributable to AT&T	$4,718	$4,273

Basic Earnings per Share Attributable to AT&T	$0.65	$0.59
Diluted Earnings per Share Attributable to AT&T	$0.65	$0.59

For the nine months ended September 30, 2018
Consolidated Statements of Income:
Service Revenues	$109,849	$114,048
Equipment Revenues	12,914	11,398
Total Operating Revenues	122,763	125,446
Other cost of revenues	24,215	26,964
Selling, general and administrative expenses	26,179	27,909
Total Operating Expenses	102,827	107,306
Operating income	19,936	18,140
Income before income taxes	19,128	17,332
Income tax expense	4,305	3,865
Net income	14,823	13,467
Net income attributable to AT&T	$14,512	$13,173

Basic Earnings per Share Attributable to AT&T	$2.19	$1.99
Diluted Earnings per Share Attributable to AT&T	$2.19	$1.99

At September 30, 2018
Consolidated Balance Sheets:
Other current assets	$16,278	$13,750
Other Assets	25,490	23,050
Accounts payable and accrued liabilities	39,375	39,554
Advanced billings and customer deposits	6,045	6,109
Deferred income taxes	60,495	59,264
Other noncurrent liabilities	26,490	26,252
Retained earnings	57,624	53,929
Accumulated other comprehensive income	5,383	5,385
Noncontrolling interest	$1,123	$1,071

AT&T INC.
SEPTEMBER 30, 2018

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

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC, the primary holding company for our domestic wireless business, to the trust used to pay pension benefits under our qualified pension plans. The preferred equity interest had a value of $8,803 at September 30, 2018. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly by AT&T Mobility II LLC to the trust, in equal amounts and accounted for as contributions. We distributed $420 to the trust during the nine months ended September 30, 2018. So long as we make the distributions, we will have no limitations on our ability to declare a dividend or repurchase shares. This preferred equity interest is a plan asset under ERISA and is recognized as such in the plan’s separate financial statements. On October 15, 2018, we made an additional voluntary contribution of $80 to the qualified pension plan.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of other income (expense) – net at our annual measurement date of December 31, unless earlier remeasurements are required. During the first quarter of 2018, a substantive plan change involving the frequency of future health reimbursement account credit increases was communicated to our retirees. During the second quarter of 2018, a written plan change involving the ability of certain participants of the pension plan to receive their benefit in a lump-sum amount upon retirement was communicated to our employees. These plan changes triggered a remeasurement of our postretirement and pension benefit obligations, resulting in an actuarial gain of $930 in the first quarter and $1,796 in the second quarter of 2018. These plan changes also resulted in additional prior service credits recognized in other comprehensive income, reducing our liability by $752, and increasing our liability by $50 in the first and second quarters of 2018, respectively. Such credits amortize through earnings over a period approximating the average service period to full eligibility. As a result of the plan changes and remeasurements, our postretirement and pension benefit obligations decreased $1,682 and $1,746, respectively.

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

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension cost:
Service cost – benefits earned during the period	$270	$282	$845	$846
Interest cost on projected benefit obligation	551	484	1,542	1,452
Expected return on assets	(761)	(783)	(2,276)	(2,350)
Amortization of prior service credit	(28)	(31)	(87)	(93)
Actuarial (gain) loss	-	-	(1,796)	-
Net pension (credit) cost	$32	$(48)	$(1,772)	$(145)

Postretirement cost:
Service cost – benefits earned during the period	$27	$32	$82	$107
Interest cost on accumulated postretirement benefit obligation	196	193	582	617
Expected return on assets	(76)	(81)	(228)	(240)
Amortization of prior service credit	(412)	(382)	(1,222)	(1,084)
Actuarial (gain) loss	-	-	(930)	(259)
Net postretirement (credit) cost	$(265)	$(238)	$(1,716)	$(859)

Combined net pension and postretirement (credit) cost	$(233)	$(286)	$(3,488)	$(1,004)

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

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the third quarter ended 2018 and 2017, net supplemental pension benefits costs not included in the table above were $24 and $22. For the first nine months of 2018 and 2017, net supplemental pension benefit costs were $65 and $67.

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
SEPTEMBER 30, 2018

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

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$177,718	$180,887	$162,526	$171,938
Commercial paper	3,787	3,787	-	-
Bank borrowings	3	3	2	2
Investment securities[2]	3,646	3,646	2,447	2,447
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of September 30, 2018 and December 31, 2017. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,279	$-	$-	$1,279
International equities	291	-	-	291
Fixed income equities	149	-	-	149
Available-for-Sale Debt Securities	-	881	-	881
Asset Derivatives
Cross-currency swaps	-	1,330	-	1,330
Foreign exchange contracts	-	52	-	52
Liability Derivatives
Interest rate swaps	-	(90)	-	(90)
Cross-currency swaps	-	(1,614)	-	(1,614)
Foreign exchange contracts	-	(3)	-	(3)

AT&T INC.
SEPTEMBER 30, 2018

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

The components comprising total gains and losses on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Total gains (losses) recognized on equity securities	$80	$113	$88	$216
Gains (Losses) recognized on equity securities sold	1	126	50	137
Unrealized gains (losses) recognized on equity securities held at end of period	79	(13)	38	79

Debt securities of $44 have maturities of less than one year, $146 within one to three years, $94 within three to five years and $597 for five or more years.

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
SEPTEMBER 30, 2018

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

We also designate some of our foreign exchange contracts as fair value hedges. The purpose of these contracts is to hedge currency risk associated with foreign-currency-denominated operating assets and liabilities.

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2018 and 2017, no ineffectiveness was measured on fair value hedges.

Cash Flow Hedging  We designate our cross-currency swaps as cash flow hedges. We have entered into multiple cross-currency swaps to hedge our exposure to variability in expected future cash flows that are attributable to foreign currency risk generated from the issuance of our foreign-denominated debt. These agreements include initial and final exchanges of principal from fixed foreign currency denominated amounts to fixed U.S. dollar denominated amounts, to be exchanged at a specified rate that is usually determined by the market spot rate upon issuance. They also include an interest rate swap of a fixed or floating foreign currency-denominated interest rate to a fixed U.S. dollar denominated interest rate.

We also designate some of our foreign exchange contracts as cash flow hedges. The purpose of these contracts is to hedge currency risk associated with variability in anticipated foreign-currency-denominated cash flows, such as unremitted or forecasted royalty and license fees owed to WarnerMedia’s domestic companies for the sale or anticipated sale of U.S. copyrighted products abroad or cash flows for certain film production costs denominated in a foreign currency.

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cash flow hedges each quarter. In the nine months ended September 30, 2018 and 2017, no ineffectiveness was measured on cash flow hedges.

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

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2018, we had posted collateral of $468 (a deposit asset) and held collateral of $1,056 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $150. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $200. At December 31, 2017, we had posted collateral of $495 (a deposit asset) and held collateral of $968 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2018	2017
Interest rate swaps	$7,333	$9,833
Cross-currency swaps	42,192	38,694
Foreign exchange contracts	2,386	-
Total	$51,911	$48,527

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2018	2017	2018	2017
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$2	$(3)	$(60)	$(51)
Gain (Loss) on long-term debt	(2)	3	60	51

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were offset against interest expense.

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2018	2017	2018	2017
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(13)	$429	$308	$(268)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	17	-	17	-
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	-	79	-	-
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(44)	(44)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Time Warner  On June 14, 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. The deal combines Time Warner's vast library of content and ability to create new premium content for audiences around the world with our extensive customer relationships and distribution, one of the world's largest pay-TV subscriber bases and scale in TV, mobile and broadband distribution. We expect that the transaction will advance our direct-to-consumer efforts and provide us with the ability to develop innovative new offerings.

Under the merger agreement, each share of Time Warner stock was exchanged for $53.75 cash plus 1.437 shares of our common stock. After adjustment for shares issued to trusts consolidated by AT&T, share-based payment arrangements and fractional shares, which were settled in cash, AT&T issued 1,125,517,510 shares to Time Warner shareholders, giving them an approximate 16% stake in the combined company. Based on our $32.52 per share closing stock price on June 14, 2018, we paid Time Warner shareholders $36,599 in AT&T stock and $42,100 in cash. Total consideration, including share-based payment arrangements and other adjustments totaled $79,358, excluding Time Warner’s net debt at acquisition. On July 12, 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. We believe the DOJ’s appeal is without merit and we will continue to vigorously defend our legal position in the appellate court.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, other than cash and long-term debt acquired in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of distribution network, released TV and film content, in-place advertising network, trade names, and franchises. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. At September 30, 2018, our consolidated balance sheet includes the assets and liabilities of Time Warner, which have been measured at fair value.

The following table summarizes the preliminary estimated fair values of the Time Warner assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

Assets acquired
Cash	$1,655
Accounts receivable	9,016
All other current assets	3,150
Noncurrent inventory and theatrical film and television production costs	5,719
Property, plant and equipment	4,906
Intangible assets subject to amortization
Distribution network	17,470
Released television and film content	10,929
Trademarks and trade names	18,081
Other	10,300
Investments and other assets	9,428
Goodwill	38,955
Total assets acquired	129,609

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	8,280
Debt maturing within one year	4,471
Long-term debt	18,394
Other noncurrent liabilities	19,105
Total liabilities assumed	50,250
Net assets acquired	79,359
Noncontrolling interest	(1)
Aggregate value of consideration paid	$79,358

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill. Purchased goodwill is not expected to be deductible for tax purposes. As we finalize the valuation of assets acquired and liabilities assumed, we will determine to which reporting units any changes in goodwill should be recorded.

Excluded from the table above are commitments of approximately $35,000 for future purchases primarily related to network programming obligations, including contracts to license sports programming.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Time Warner was completed as of January 1, 2017:

	Nine months ended
	September 30,
	2018	2017
Total operating revenues	$135,658	$139,236
Net Income Attributable to AT&T	16,254	11,576

Basic Earnings Per Share Attributable to AT&T	$2.23	$1.59
Diluted Earnings Per Share Attributable to AT&T	$2.22	$1.57

These unaudited pro forma consolidated results reflect the adoption of ASC 606 for the nine-month period ended September 30, 2018, which is not on a comparable basis with the period ended September 30, 2017 (see Note 5). Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

Otter Media On August 7, 2018, we acquired the remaining interest in Otter Media for $157 in cash and the conversion to equity of the $1,480 advance made in the first quarter. At acquisition, we remeasured the fair value of the total business, which exceeded the book value of our equity method investment and resulted in a pre-tax gain of $395 in the third quarter of 2018. We began consolidating that business upon close and recorded those assets at fair value, including $1,174 of goodwill that is reported in the WarnerMedia segment.

AppNexus On August 15, 2018, we purchased AppNexus for $1,432 and recorded $1,223 of goodwill that is reported in the Xandr segment. Our investment will allow us to create a marketplace for TV and digital video advertising.

Held-for-Sale

In June 2018, we entered into an agreement to sell 31 of our data centers to Brookfield Infrastructure Partners (Brookfield) for $1,100. We expect the transaction to close by December 31, 2018, subject to customary closing conditions.

We applied held-for-sale treatment to the assets associated with the data centers to be sold, which primarily consist of net property, plant and equipment of approximately $279 and goodwill of $236. These assets are included in “Other current assets,” on our September 30, 2018 consolidated balance sheet.

NOTE 9. SALES OF EQUIPMENT INSTALLMENT RECEIVABLES

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of September 30, 2018 and December 31, 2017, gross equipment installment receivables of $5,736 and $6,079 were included on our consolidated balance sheets, of which $3,370 and $3,340 are notes receivable that are included in “Accounts receivable - net.”

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

In 2014, we entered into an uncommitted agreement pertaining to the sale of equipment installment receivables and related security with Citibank and various other relationship banks as purchasers (collectively, the Purchasers). Under this agreement, we transfer certain receivables to the Purchasers for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Since 2014, we have made beneficial modifications to the agreement. During 2017, we modified the agreement and entered into a second uncommitted agreement with the Purchasers such that we receive more upfront cash consideration at the time the receivables are transferred to the Purchasers. Additionally, in the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the Purchasers equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation to the Purchasers for this estimated amount at the time the receivables are transferred. Under the terms of the agreement, we continue to bill and collect the payments from our customers on behalf of the Purchasers. As of September 30, 2018, total cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $6,267.

The following table sets forth a summary of equipment installment receivables sold during the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross receivables sold	$2,161	$1,619	$7,077	$6,217
Net receivables sold[1]	2,064	1,478	6,670	5,698
Cash proceeds received	1,752	1,292	5,679	4,139
Deferred purchase price recorded	335	285	1,161	1,767
Guarantee obligation recorded	75	65	270	139
[1]	Receivables net of allowance, imputed interest and trade-in right guarantees.

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

The following table shows the equipment installment receivables, previously sold to the Purchasers, which we repurchased in exchange for the associated deferred purchase price and cash during the three months and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Fair value of repurchased receivables	$-	$567	$1,481	$1,281
Carrying value of deferred purchase price	-	507	1,393	1,147
Gain (loss) on repurchases[1]	$-	$60	$88	$134
[1]	These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At September 30, 2018 and December 31, 2017, our deferred purchase price receivable was $1,981 and $2,749, respectively, of which $1,114 and $1,781 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2018 and December 31, 2017 was $418 and $204, respectively, of which $230 and $55 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

AT&T INC.
SEPTEMBER 30, 2018

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

The outstanding portfolio of installment receivables derecognized from our consolidated balance sheets, but which we continue to service, was $8,428 and $7,446 at September 30, 2018 and December 31, 2017.

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

The following table summarizes inventories and theatrical film and television production costs as of September 30, 2018:

September 30,
2018
Inventories:
Programming costs, less amortization[1]	$4,224
Other inventory, primarily DVD and Blu-ray Discs	177
Total inventories	4,401
Less: current portion of inventory	(2,310)
Total noncurrent inventories	2,091

Theatrical film production costs:[2]
Released, less amortization	178
Completed and not released	821
In production	736
Development and pre-production	158

Television production costs:[2]
Released, less amortization	582
Completed and not released	868
In production	1,762
Development and pre-production	25
Total theatrical film and television production costs	5,130
Total noncurrent inventories and theatrical film and television production costs	$7,221
[1]	Includes the costs of certain programming rights, primarily sports, for which payments have been made prior to the related rights being received.
[2]	Does not include $9,184 of acquired film and television library intangible assets as of September 30, 2018, which are included in
"Other Intangible Assets - Net" on our consolidated balance sheet.

AT&T INC.
SEPTEMBER 30, 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments. The following summarizes cash and cash equivalents and restricted cash balances contained on our consolidated balance sheets:

	September 30,		December 31,
Cash and Cash Equivalents and Restricted Cash	2018	2017	2017	2016
Cash and cash equivalents	$8,657	$48,499	$50,498	$5,788
Restricted cash in Other current assets	56	6	6	7
Restricted cash in Other Assets	75	241	428	140
Cash and cash equivalents and restricted cash	$8,788	$48,746	$50,932	$5,935

	Nine months ended
	September 30,
Consolidated Statements of Cash Flows	2018	2017
Cash paid (received) during the period for:
Interest	$6,943	$5,031
Income taxes, net of refunds	(537)	1,861

Debt Transactions

As of September 30, 2018, our total long-term debt obligations totaled $183,418. During the first nine months we completed the following debt activity:

•        For the purpose of providing financing in connection with our Time Warner acquisition, we drew the following on our credit agreements: $16,175 with JPMorgan Chase Bank, N.A, $2,500 with BNP Paribas and $2,250 with Bank of Nova Scotia. As of September 30, 2018, we had $6,175, $0, and $2,250 outstanding under these credit agreements.

•        Issuance of approximately $5,250 U.S. dollar denominated floating rate notes maturing over three to six years, and other borrowings totaling $6,925.

•        Net borrowings of approximately $3,732 of debt under our commercial paper program.

•        Net borrowings of approximately $1,000 by subsidiaries in Latin America.

•        Redemptions totaling approximately $4,550 for AT&T notes that matured prior to September 30, 2018.

•        Redemption of $21,235 of AT&T notes issued in anticipation of the Time Warner acquisition that were subject to mandatory redemption.

•        With the acquisition of Time Warner, we acquired $22,865 of debt, of which we repaid $2,000 for amounts outstanding under term credit agreements, $2,000 of notes and $1,076 of commercial paper borrowings.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

OVERVIEW

AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes). We completed the acquisition of Time Warner Inc. (referred to as Time Warner) on June 14, 2018, and have included its results after that date. In accordance with U.S. generally accepted accounting principles (GAAP), operating results from Time Warner prior to the acquisition are excluded.

We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America and (4) Xandr. Our segment results presented in Note 4 and discussed below for each segment follow our internal management reporting. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating Revenues
Communications	$36,230	$37,115	(2.4)%	$107,173	$111,268	(3.7)%
WarnerMedia	8,204	107	-	9,709	323	-
Latin America	1,833	2,099	(12.7)	5,809	6,054	(4.0)
Xandr	445	333	33.6	1,174	992	18.3
Corporate and other	308	293	5.1	961	1,093	(12.1)
Eliminations and consolidation	(1,281)	(279)	-	(2,063)	(860)	-
AT&T Operating Revenues	45,739	39,668	15.3	122,763	118,870	3.3

Operating Contribution
Communications	8,182	8,071	1.4	24,623	24,821	(0.8)
WarnerMedia	2,528	2	-	2,992	21	-
Latin America	(201)	(125)	(60.8)	(462)	(257)	(79.8)
Xandr	333	294	13.3	952	873	9.0
Segment Operating Contribution	$10,842	$8,242	31.5%	$28,105	$25,458	10.4%

The Communications segment provides services to businesses and consumers located in the U.S. or in U.S. territories and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:

•        Mobility provides nationwide wireless service and equipment.

•        Entertainment Group provides video, internet and voice communications services to residential customers.

•        Business Wireline provides advanced IP-based services (referred to as “strategic services”), as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats. This segment contains the following business units:

•        Warner Bros. principally produces and distributes television shows, feature films and video games.

•        Home Box Office primarily operates multichannel premium pay television services.

•        Turner creates and programs branded news, entertainment, sports and kids multi-platform content.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•        Vrio provides video services primarily to residential customers using satellite technology.

•        Mexico provides wireless service and equipment to customers in Mexico.

The Xandr segment  provides advertising services. These services utilize data insights to develop higher value targeted advertising.

RESULTS OF OPERATIONS

Consolidated Results  Our financial results are summarized in the following discussions. Additional analysis is discussed in our “Segment Results” section. Percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating Revenues
Service	$41,297	$36,378	13.5%	$109,849	$109,372	0.4%
Equipment	4,442	3,290	35.0	12,914	9,498	36.0
Total Operating Revenues	45,739	39,668	15.3	122,763	118,870	3.3

Operating expenses
Operations and support	30,304	27,819	8.9	82,289	81,865	0.5
Depreciation and amortization	8,166	6,042	35.2	20,538	18,316	12.1
Total Operating Expenses	38,470	33,861	13.6	102,827	100,181	2.6
Operating Income	7,269	5,807	25.2	19,936	18,689	6.7
Interest expense	(2,051)	(1,686)	21.6	(5,845)	(4,374)	33.6
Equity in net income (loss) of affiliates	(64)	11	-	(71)	(148)	(52.0)
Other income (expense) – net	1,053	842	25.1	5,108	2,255	-
Income Before Income Taxes	6,207	4,974	24.8	19,128	16,422	16.5
Net Income	4,816	3,123	54.2	14,823	10,711	38.4
Net Income Attributable to AT&T	$4,718	$3,029	55.8%	$14,512	$10,413	39.4%

Operating revenues increased in the third quarter and for the first nine months of 2018 primarily due to growth in our WarnerMedia and Xandr segments, driven by business acquisitions in 2018. Partially offsetting the increases was our adoption of a new revenue accounting standard, which included our policy election to record Universal Service Fund (USF) fees on a net basis. Also offsetting revenues were declines in our Communications segment, which continues to experience pressure from developing technology and shifts in customer behavior, partially offset increased equipment revenues.

Operations and support expenses  increased in the third quarter and for the first nine months of 2018, primarily due to business acquisitions in 2018 and higher equipment costs related to wireless device sales and upgrades in our Communications segment. Increases were partially offset by our adoption of new accounting rules, which included our policy election to record USF fees on a net basis.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Depreciation and amortization expense increased in the third quarter and for the first nine months of 2018.

•         Depreciation expense increased $159, or 3.2%, in the third quarter and $191, or 1.3%, for the first nine months of 2018, primarily due to WarnerMedia results as well as ongoing capital spending for network upgrades and expansion offset by lower expense resulting from our fourth-quarter 2017 abandonment of certain copper network assets.

•         Amortization expense increased $1,965 in the third quarter and increased $2,031, or 57.9%, for the first nine months of 2018, primarily due to the amortization of intangibles associated with WarnerMedia.

Operating income increased in the third quarter and for the first nine months of 2018. Our operating income margin in the third quarter increased from 14.6% in 2017 to 15.9% in 2018, and for the first nine months increased from 15.7% in 2017 to 16.2% in 2018.

Interest expense increased in the third quarter and for the first nine months of 2018. The increase was primarily due to higher debt balances related to our acquisition of Time Warner, including interest expense on Time Warner notes.

Equity in net income of affiliates decreased in the third quarter and increased for the first nine months of 2018. Results for the third quarter include net losses from investments acquired through our purchase of Time Warner. The increase in the first nine months was predominantly due to losses in the first quarter of 2017 from our legacy publishing business, which was sold in June 2017. This increase was partially offset by the net losses from Time Warner investments.

Other income (expense) – net increased in the third quarter and for the first nine months. The increase in the third quarter was primarily due to a gain resulting from our Otter Media Holdings (Otter Media) transaction, in which we acquired the remaining equity interest during the quarter (see Note 8), partly offset by lower interest income after closing of the Time Warner transaction. The increase for the first nine months was primarily due to actuarial gains of $2,726 in 2018 compared to a gain of $259 in 2017, which resulted from remeasurement of our pension and postretirement benefit obligations in the first half of 2018. The nine-month increase also included $224 of additional interest income and the gain on our Otter Media transaction that was offset by premiums on the redemption of debt of $226 in the second quarter of 2018.

Income taxes decreased in the third quarter of 2018 and for the first nine months of 2018. Our effective tax rate was 22.4% in the third quarter and 22.5% for the first nine months of 2018, as compared to 37.2% for the third quarter and 34.8% for the first nine months of 2017. The standalone effective tax rate of WarnerMedia was approximately 21.5% for the third quarter and the 108-day period ended September 30, 2018. The decreases in income tax expense and our effective tax rates were primarily due to the December 2017 enactment of U.S. corporate tax reform, which reduced the federal tax rate from 35% to 21%. Partially offsetting the decreased tax rates were higher earnings. We continue to expect our effective tax rate, including WarnerMedia, to be approximately 23%.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Selected Financial and Operating Data
	September 30,
Subscribers and connections in (000s)	2018	2017
Domestic wireless subscribers	150,252	138,445
Mexican wireless subscribers	17,305	13,779
North American wireless subscribers	167,557	152,224

North American branded subscribers	110,982	105,717
North American branded net additions	3,351	2,812

Domestic satellite video subscribers	19,625	20,605
AT&T U-verse® (U-verse) video subscribers	3,693	3,718
DIRECTV NOW video subscribers	1,858	787
Latin America satellite video subscribers[1]	13,640	13,490
Total video subscribers	38,816	38,600

Total domestic broadband connections	15,747	15,715

Network access lines in service	10,399	12,249
U-verse VoIP connections	5,274	5,774

Debt ratio[2]	49.8%	56.4%
Net debt ratio[3]	47.4%	39.7%
Ratio of earnings to fixed charges[4]	3.55	3.55
Number of AT&T employees	269,280	256,800
[1]	Excludes subscribers of our Latin America segment equity investment in SKY Mexico, in which we own a 41.3% stake.
At June 30, 2018 and September 30, 2017, SKY Mexico had 8.0 million subscribers.
[2]	Debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) by total capital
(total debt plus total stockholders’ equity) and do not consider cash available to pay down debt. See our "Liquidity and
Capital Resources” section for discussion.
[3]	Net debt ratios are calculated by dividing total debt (debt maturing within one year plus long-term debt) less cash available by total capital (total debt plus total stockholders’ equity).
[4] See Exhibit 12.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Segment Operating Revenues
Mobility	$17,938	$17,370	3.3%	$52,575	$51,922	1.3%
Entertainment Group	11,589	12,467	(7.0)	34,498	37,435	(7.8)
Business Wireline	6,703	7,278	(7.9)	20,100	21,911	(8.3)
Total Segment Operating Revenues	36,230	37,115	(2.4)	107,173	111,268	(3.7)

Segment Operating Contribution
Mobility	5,603	5,333	5.1	16,267	15,929	2.1
Entertainment Group	1,104	1,284	(14.0)	3,888	4,470	(13.0)
Business Wireline	1,475	1,455	1.4	4,468	4,422	1.0
Total Segment Operating Contribution	$8,182	$8,072	1.4%	$24,623	$24,821	(0.8)%

Operating revenues decreased in the third quarter and for the first nine months of 2018. The decreases reflected declines in our Entertainment Group and Business Wireline business units, partially offset by increases in our Mobility business unit. The decreases reflect continued declines in legacy voice and data products, shift to unlimited wireless plans and over-the-top (OTT) video offerings, and our policy election to no longer include USF fees in revenues, partially offset by higher equipment revenues, from increased postpaid smartphone sales.

In the first half of 2018, we continued to see pressure from legacy services revenues and from wireless service revenues as we lapped the first year of offering unlimited data plans. Since our unlimited plans have now been in effect for over a year, service revenues on a comparable basis have shown improvements, which we expect to continue for the remainder of 2018.

Operating contribution increased in the third quarter and decreased for the first nine months of 2018, and was positively impacted by new revenue accounting rules. Operating contribution reflected improvement in our Mobility and Business Wireline business units, partially offset by declines in our Entertainment Group. Our Communications segment operating income margin in the third quarter increased from 21.7% in 2017 to 22.6% in 2018, and for the first nine months increased from 22.3% in 2017 to 23.0% in 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Service	$13,989	$14,475	(3.4)%	$41,074	$43,414	(5.4)%
Equipment	3,949	2,895	36.4	11,501	8,508	35.2
Total Operating Revenues	17,938	17,370	3.3	52,575	51,922	1.3

Operating expenses
Operations and support	10,255	10,029	2.3	30,020	30,005	-
Depreciation and amortization	2,079	2,008	3.5	6,287	5,988	5.0
Total Operating Expenses	12,334	12,037	2.5	36,307	35,993	0.9
Operating Income	5,604	5,333	5.1	16,268	15,929	2.1
Equity in Net Income (Loss) of Affiliates	(1)	-	-	(1)	-	-
Operating Contribution	$5,603	$5,333	5.1%	$16,267	$15,929	2.1%

The following tables highlight other key measures of performance for Mobility:

	September 30,		Percent
(in 000s)	2018	2017	Change
Wireless Subscribers[1]
Postpaid smartphones	60,408	59,278	1.9%
Postpaid feature phones and data-centric devices	16,588	17,756	(6.6)
Postpaid	76,996	77,034	-
Prepaid	16,894	15,136	11.6
Branded	93,890	92,170	1.9
Reseller	8,183	9,877	(17.2)
Connected devices[2]	48,179	36,398	32.4
Total Wireless Subscribers	150,252	138,445	8.5

Branded Smartphones	74,917	72,242	3.7
Smartphones under our installment programs at end of period	31,441	31,207	0.7%
[1]			Represents 100% of AT&T Mobility wireless subscribers.
[2]			Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2018	2017	Change		2018	2017	Change
Wireless Net Additions[1]
Postpaid[4]	(232)	134	-%		(110)	83	-%
Prepaid	570	324	75.9		1,264	873	44.8
Branded Net Additions	338	458	(26.2)		1,154	956	20.7
Reseller	(434)	(391)	(11.0)		(1,266)	(1,341)	5.6
Connected devices[2]	3,459	2,274	52.1		9,169	7,102	29.1
Wireless Net Subscriber Additions	3,363	2,341	43.7		9,057	6,717	34.8

Smartphones sold under our installment programs during period	3,997	3,491	14.5%		11,634	10,575	10.0%

Branded Churn[3]	1.70%	1.70%	-	BP	1.62%	1.66%	(4)	BP
Postpaid Churn[3]	1.17%	1.06%	11	BP	1.08%	1.06%	2	BP
Postpaid Phone-Only Churn[3,4]	0.93%	0.84%	9	BP	0.87%	0.84%	3	BP
[1]	Excludes acquisition-related additions during the period.
[2]	Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[3]	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.
[4]	Postpaid phone net adds were 69 and (145) in the third quarter and 60 and (613) for the first nine months of 2018 and 2017, respectively.

Service revenue decreased in the third quarter and for the first nine months largely due to our adoption of a new accounting standard that included our policy election to no longer include USF fees in revenues which resulted in less revenue being allocated to the service component of bundled contracts. Also contributing to the decrease was the impact of customers continuing to shift to discounted monthly service charges under our unlimited plans, partially offset by higher prepaid service revenues resulting from growth in Cricket and AT&T PREPAIDSM subscribers. Since our unlimited plans have now been in effect for over a year, service revenues on a comparable basis have shown improvements, which we expect to continue for the remainder of 2018.

ARPU

ARPU has been affected by the new revenue accounting standard, which reduced the revenue recognized, and by customers shifting to unlimited plans, which decreases overage revenues; however, price changes and the sale of higher-priced smartphones are partially offsetting that decline.

Churn

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn was higher in the third quarter, but only slightly higher for the first nine months of 2018, even with higher tablet churn. Postpaid phone-only churn was higher in the third quarter and for the nine months, partly reflecting the introduction of new handsets, at promotional prices, by competitors in the third quarter as opposed to the traditional fourth quarter.

Equipment revenue increased in the third quarter and for the first nine months resulting from the sale of higher-priced devices as well as the adoption of a new accounting standard that contributed to higher revenue allocations from bundled contracts. Equipment revenue is unpredictable as customers are choosing to upgrade devices less frequently or bring their own devices.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses increased in the third quarter and for the first nine months primarily due to increased equipment costs related to wireless equipment sales and upgrades, partially offset by our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018, as well as increased operational efficiencies.

Depreciation expense increased in the third quarter and for the first nine months primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased in the third quarter and for the first nine months. Our Mobility operating income margin in the third quarter increased from 30.7% in 2017 to 31.2% in 2018, and for the first nine months increased from 30.7% in 2017 to 30.9% in 2018. Our Mobility EBITDA margin in the third quarter increased from 42.3% in 2017 to 42.8% in 2018, and for the first nine months increased from 42.2% in 2017 to 42.9% in 2018. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

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

Branded Subscribers

At September 30, 2018, approximately 95% of our postpaid phone subscriber base used smartphones, compared to 93% at September 30, 2017, with the majority of phone sales during both years attributable to smartphones.

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

Our equipment installment purchase program allows for postpaid subscribers to purchase certain devices in installments over a specified period of time, with the option to trade in the original device for a new device and have the remaining unpaid balance paid or settled once conditions are met. A significant percentage of our customers choosing equipment installment program pay a lower monthly service charge, which results in lower service revenue recorded for these subscribers. Over half of the postpaid smartphone base is on an equipment installment program and the majority of postpaid smartphone gross adds and upgrades for all periods presented were either equipment installment program or Bring Your Own Device (BYOD). While BYOD customers do not generate equipment revenue or expense, the service revenue helps improve our margins.

Connected Devices

Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Connected device subscribers increased in 2018, and during the third quarter and first nine months of 2018, we added approximately 2.2 million and 5.9 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other Internet of Things (IoT) connections as well. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Entertainment Group Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Video entertainment	$8,283	$9,052	(8.5)%	$24,681	$26,967	(8.5)%
High-speed internet	2,045	1,916	6.7	5,904	5,784	2.1
Legacy voice and data services	740	913	(18.9)	2,317	2,889	(19.8)
Other service and equipment	521	586	(11.1)	1,596	1,795	(11.1)
Total Operating Revenues	11,589	12,467	(7.0)	34,498	37,435	(7.8)

Operating expenses
Operations and support	9,155	9,804	(6.6)	26,623	28,711	(7.3)
Depreciation and amortization	1,331	1,379	(3.5)	3,986	4,254	(6.3)
Total Operating Expenses	10,486	11,183	(6.2)	30,609	32,965	(7.1)
Operating Income	1,103	1,284	(14.1)	3,889	4,470	(13.0)
Equity in Net Income (Loss) of Affiliates	1	(1)	-	(1)	-	-
Operating Contribution	$1,104	$1,283	(14.0)%	$3,888	$4,470	(13.0)%

The following tables highlight other key measures of performance for the Entertainment Group business unit:

	September 30,		Percent Change
(in 000s)	2018	2017
Video Connections
Satellite	19,625	20,605	(4.8)%
U-verse	3,669	3,691	(0.6)
DIRECTV NOW[1]	1,858	787	-
Total Video Connections	25,152	25,083	0.3

Broadband Connections
IP	13,723	13,367	2.7
DSL	718	964	(25.5)
Total Broadband Connections	14,441	14,331	0.8

Retail Consumer Switched Access Lines	4,144	4,996	(17.1)
U-verse Consumer VoIP Connections	4,757	5,337	(10.9)
Total Retail Consumer Voice Connections	8,901	10,333	(13.9)%
[1]			Consistent with industry practice, DIRECTV NOW includes connections that are on a free-trial.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2018	2017	Change	2018	2017	Change
Video Net Additions
Satellite [1]	(359)	(251)	(43.0)%	(833)	(407)	-%
U-verse [1]	13	(134)	-	38	(562)	-
DIRECTV NOW [2]	49	296	(83.4)	703	520	35.2
Net Video Additions	(297)	(89)	-	(92)	(449)	79.5

Broadband Net Additions
IP	31	125	(75.2)	261	479	(45.5)
DSL	(45)	(96)	53.1	(170)	(327)	48.0
Net Broadband Additions	(14)	29	-%	91	152	(40.1)%
[1]			Includes disconnections for customers that migrated to DIRECTV NOW.
[2]			Consistent with industry practice, DIRECTV NOW includes connections that are on a free-trial.

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the third quarter and for the first nine months of 2018, largely driven by a 4.1% decline in linear video subscribers and, for the third quarter, a 2017 pay-per-view event. For the first nine months of 2018, our over-the-top video subscriber net additions partially offset our decline in linear video connections. However, this shift by our customers, consistent with the rest of the industry, from a premium linear service to our more economically priced OTT video service has pressured our video revenues. OTT net additions declined in the third quarter due to price changes and promotions. Also contributing to the decrease was the impact of newly adopted accounting rules, which resulted in less revenue allocated to video services when these services are bundled with other offerings. Churn rose for subscribers with linear video only service, partially reflecting price increases.

High-speed internet revenues increased in the third quarter and for the first nine months of 2018. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service, having about half the churn of broadband-only subscribers.

Legacy voice and data service  revenues decreased in the third quarter and for the first nine months of 2018, reflecting the continued migration of customers to our more advanced IP-based offerings or to competitors.

Operations and support expenses decreased in the third quarter and for the first nine months of 2018, primarily due to our adoption of new accounting rules, resulting in commission deferrals and netting of USF fees in 2018. Also contributing to the decreases were our ongoing focus on cost efficiencies and merger synergies, lower employee-related expenses resulting from workforce reductions, lower amortization of fulfillment cost deferrals due to a longer estimated economic life for our entertainment group customers (see Note 1) and lower advertising costs, which were partially offset by annual content cost increases and an additional week in the third quarter of NFL SUNDAY TICKET.

Depreciation expenses decreased in the third quarter and for the first nine months of 2018, primarily due to our fourth-quarter 2017 abandonment of certain copper network assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and for the first nine months of 2018. Our Entertainment Group operating income margin in the third quarter decreased from 10.3% in 2017 to 9.5% in 2018, and for the first nine months decreased from 11.9% in 2017 to 11.3% in 2018. Our Entertainment Group EBITDA margin in the third quarter decreased from 21.4% in 2017 to 21.0% in 2018, and for the first nine months decreased from 23.3% in 2017 to 22.8% in 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Strategic services	$3,059	$3,018	1.4%	$9,168	$8,880	3.2%
Legacy voice and data services	2,615	3,343	(21.8)	8,176	10,314	(20.7)
Other service and equipment	1,029	917	12.2	2,756	2,717	1.4
Total Operating Revenues	6,703	7,278	(7.9)	20,100	21,911	(8.3)

Operating expenses
Operations and support	4,030	4,635	(13.1)	12,084	13,906	(13.1)
Depreciation and amortization	1,197	1,189	0.7	3,547	3,583	(1.0)
Total Operating Expenses	5,227	5,824	(10.3)	15,631	17,489	(10.6)
Operating Income	1,476	1,454	1.5	4,469	4,422	1.1
Equity in Net Income of Affiliates	(1)	1	-	(1)	-	-
Operating Contribution	$1,475	$1,455	1.4%	$4,468	$4,422	1.0%

Strategic services  revenues increased in the third quarter and for the first nine months of 2018, driven by increases in Dedicated Internet services of $19 and $82; VoIP of $26 and $75; Security services of $32 and $75; and Ethernet services of $14 and $69, in the third quarter and for the first nine months, respectively.

Legacy voice and data  service  revenues decreased in the third quarter and for the first nine months of 2018, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment  revenues increased in the third quarter and for the first nine months of 2018, driven by revenues from intangible assets. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from other managed services, outsourcing, government professional services and customer premises equipment.

Operations and support expenses decreased in the third quarter and for the first nine months of 2018, primarily due to our adoption of new accounting rules, resulting in netting of USF fees in 2018. Also contributing to declines were our ongoing efforts to automate and digitize our support activities.

Depreciation expense increased in the third quarter and decreased for the first nine months of 2018. The increase in the third quarter was primarily due to increases in capital spending for network upgrades and expansion. The decrease in the first nine months was primarily due to updates to the asset lives of certain network assets and our fourth-quarter 2017 abandonment of certain copper network assets.

Operating income increased in the third quarter and for the first nine months of 2018. Our Business Wireline operating income margin in the third quarter increased from 20.0% in 2017 to 22.0% in 2018, and for the first nine months increased from 20.2% in 2017 to 22.2% in 2018. Our Business Wireline EBITDA margin in the third quarter increased from 36.3% in 2017 to 39.9% in 2018, and for the first nine months increased from 36.5% in 2017 to 39.9% in 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

SUPPLEMENTAL COMMUNICATIONS OPERATING INFORMATION

As a supplemental presentation to our Communications segment operating results, we are providing a view of our AT&T Business Solutions results which includes both wireless and wireline operations. This combined view presents a complete profile of the entire business customer relationship, and underscores the importance of mobile solutions to serving our business customers. See “Discussion and Reconciliation of Non-GAAP Measures” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Business Solutions Results
	Third Quarter			Nine-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change

Operating revenues
Wireless service	$1,877	$2,023	(7.2)%	$5,497	$6,030	(8.8)%
Strategic services	3,059	3,018	1.4	9,168	8,880	3.2
Legacy voice and data services	2,615	3,343	(21.8)	8,176	10,314	(20.7)
Other service and equipment	1,029	917	12.2	2,756	2,717	1.4
Wireless equipment	590	340	73.5	1,752	988	77.3
Total Operating Revenues	9,170	9,641	(4.9)	27,349	28,929	(5.5)

Operating expenses
Operations and support	5,598	6,096	(8.2)	16,808	18,147	(7.4)
Depreciation and amortization	1,499	1,466	2.3	4,444	4,409	0.8
Total Operating Expenses	7,097	7,562	(6.1)	21,252	22,556	(5.8)
Operating Income	2,073	2,079	(0.3)	6,097	6,373	(4.3)
Equity in Net Income of Affiliates	(1)	-	-	(1)	-	-
Operating Contribution	$2,072	$2,079	(0.3)%	$6,096	$6,373	(4.3)%

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WARNERMEDIA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Segment Operating Revenues
Turner	$2,988	$107	-%	$3,767	$323	-%
Home Box Office	1,644	-	-	1,925	-	-
Warner Bros.	3,720	-	-	4,227	-	-
Eliminations & Other	(148)	-	-	(210)	-	-
Total Segment Operating Revenues	8,204	107	-	9,709	323	-

Segment Operating Contribution
Turner	1,449	22	-	1,802	79	-
Home Box Office	630	-	-	734	-	-
Warner Bros.	553	-	-	642	-	-
Eliminations & Other	(104)	(20)	-	(186)	(58)	-
Total Segment Operating Contribution	$2,528	$2	-%	$2,992	$21	-%

Our WarnerMedia segment consists of our Turner, Home Box Office and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases.

The WarnerMedia segment does not include results from Time Warner operations for the periods prior to our June 14, 2018 acquisition, and as such, increased operating revenues and expenses are a result of the acquisition. Otter Media is included as an equity method investment for periods prior to our August 7, 2018 acquisition of the remaining interest and is in the segment operating results following the acquisition. Consistent with our past practice, many of the fair value adjustments from the application of purchase accounting required under GAAP have not been allocated to the segment, instead they are reported as acquisition-related items in the reconciliation to consolidated results.

Operating revenues were $8,204 in the third quarter and $9,709 for the first nine months of 2018.

Operating contribution was $2,528 for the third quarter and $2,992 for the first nine months of 2018. Our WarnerMedia segment operating income margin was 31.3% in the third quarter and 31.4% for the first nine months of 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia Business Unit Discussion
Turner Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Subscription	$1,855	$90	-%	$2,363	$271	-%
Advertising	944	17	-	1,181	52	-
Content and other	189	-	-	223	-	-
Total Operating Revenues	2,988	107	-	3,767	323	-

Operating expenses
Operations and support	1,487	97	-	1,933	273	-
Depreciation and amortization	59	1	-	71	3	-
Total Operating Expenses	1,546	98	-	2,004	276	-
Operating Income	1,442	9	-	1,763	47	-
Equity in Net Income of Affiliates	7	13	(46.2)	39	32	21.9
Operating Contribution	$1,449	$22	-%	$1,802	$79	-%

Turner includes the WarnerMedia businesses managed by Turner as well as our financial results for Regional Sports Networks (RSN), which comprise the 2017 results reported in this business unit.

Operating revenues for Turner are generated primarily from licensing programming to distribution affiliates and from selling advertising on its networks and digital properties. Revenues for the third quarter included $1,855 of subscription, $944 of advertising and $189 of content and other revenue. For the nine-month period, revenues included $2,363 of subscription, $1,181 of advertising and $223 of content and other revenue.

Operations and support expenses totaled $1,487 for the third quarter and $1,933 for the first nine months of 2018.

Operating income was $1,442 in the third quarter and $1,763 for the first nine months of 2018. Our Turner operating income margin was 48.3% in the third quarter and 46.8% for the first nine months of 2018. Our Turner EBITDA margin was 50.2% in the third quarter and 48.7% for the first nine months of 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Home Box Office Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Subscription	$1,517	$-	-%	$1,787	$-	-%
Content and other	127	-	-	138	-	-
Total Operating Revenues	1,644	-	-	1,925	-	-

Operating expenses
Operations and support	991	-	-	1,162	-	-
Depreciation and amortization	25	-	-	30	-	-
Total Operating Expenses	1,016	-	-	1,192	-	-
Operating Income	628	-	-	733	-	-
Equity in Net Income of Affiliates	2	-	-	1	-	-
Operating Contribution	$630	$-	-%	$734	$-	-%

Operating revenues  for Home Box Office are generated from the exploitation of original and licensed programming through distribution outlets. Revenues for the third quarter included $1,517 of subscription and $127 of content and other revenue. For the nine-month period, revenues included $1,787 of subscription and $138 of content and other revenue.

Operations and support expenses totaled $991 for the third quarter and $1,162 for the first nine months of 2018.

Operating income was $628 in the third quarter and $733 for the first nine months of 2018. Our Home Box Office operating income margin was 38.2% in the third quarter and 38.1% for the first nine months of 2018. Our Home Box Office EBITDA margin was 39.7% in the third quarter and 39.6% for the first nine months of 2018.

Warner Bros. Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues
Theatrical product	$1,694	$-	-%	$1,917	$-	-%
Television product	1,591	-	-	1,794	-	-
Games and other	435	-	-	516	-	-
Total Operating Revenues	3,720	-	-	4,227	-	-

Operating expenses
Operations and support	3,104	-	-	3,507	-	-
Depreciation and amortization	40	-	-	54	-	-
Total Operating Expenses	3,144	-	-	3,561	-	-
Operating Income	576	-	-	666	-	-
Equity in Net Income (Loss) of Affiliates	(23)	-	-	(24)	-	-
Operating Contribution	$553	$-	-%	$642	$-	-%

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating revenues for Warner Bros. primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). For the third quarter, total operating revenues were $3,720 and included $1,694 from theatrical product, $1,591 from television product and $435 from games and other. For the nine-month period, total operating revenues were $4,227 and included $1,917 from theatrical product, $1,794 from television product and $516 from games and other.

Operations and support expenses totaled $3,104 for the third quarter and $3,507 for the first nine months of 2018.

Operating income was $576 in the third quarter and $666 for the first nine months of 2018. Our Warner Bros. operating income margin was 15.5% in the third quarter and 15.8% for the first nine months of 2018. Our Warner Bros. EBITDA margin was 16.6% in the third quarter and 17.0% for the first nine months of 2018.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Segment Operating Revenues
Vrio	$1,102	$1,363	(19.1)%	$3,710	$4,065	(8.7)%
Mexico	731	736	(0.7)	2,099	1,989	5.5
Total Segment Operating Revenues	1,833	2,099	(12.7)	5,809	6,054	(4.0)

Segment Operating Contribution
Vrio	66	99	(33.3)	281	362	(22.4)
Mexico	(267)	(224)	(19.2)	(743)	(619)	(20.0)
Total Segment Operating Contribution	$(201)	$(125)	(60.8)%	$(462)	$(257)	(79.8)%

Operating Results

Our international subsidiaries conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates. Our Latin America segment is subject to foreign currency fluctuations.

Latin America Business Unit Discussion
Vrio Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues	$1,102	$1,363	(19.1)%	$3,710	$4,065	(8.7)%

Operating expenses
Operations and support	877	1,075	(18.4)	2,894	3,123	(7.3)
Depreciation and amortization	168	206	(18.4)	559	642	(12.9)
Total Operating Expenses	1,045	1,281	(18.4)	3,453	3,765	(8.3)
Operating Income	57	82	(30.5)	257	300	(14.3)
Equity in Net Income of Affiliates	9	17	(47.1)	24	62	(61.3)
Operating Contribution	$66	$99	(33.3)%	$281	$362	(22.4)%

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Vrio:

				September 30,		Percent
(in 000s)				2018	2017	Change
Vrio Satellite Subscribers[1]				13,640	13,490	1.1%
[1]			Excludes subscribers of our equity investment in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 8.0 million subscribers at June 30, 2018 and September 30, 2017.

	Third Quarter			Nine-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Vrio Satellite Net Subscriber Additions[1]	(73)	(132)	44.7%	52	(97)	-%
[1]			Excludes SKY Mexico net subscriber additions of 51 and 5 for the quarter ended June 30, 2018 and 2017, respectively.

Operating revenues decreased in the third quarter and for the first nine months of 2018, primarily due to foreign exchange pressures.

Operations and support expenses decreased in the third quarter and for the first nine months of 2018, primarily due to changes in foreign currency exchange rates partially offset by higher programming and other operating costs. Approximately 14% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the third quarter and for the first nine months of 2018, primarily due to changes in foreign currency exchange rates.

Operating income decreased in the third quarter and for the first nine months of 2018. Our Vrio operating income margin in the third quarter decreased from 6.0% in 2017 to 5.2% in 2018, and for the first nine months decreased from 7.4% in 2017 to 6.9% in 2018. Our Vrio EBITDA margin in the third quarter decreased from 21.1% in 2017 to 20.4% in 2018, and for the first nine months decreased from 23.2% in 2017 to 22.0% in 2018.

Mexico Results
	Third Quarter			Nine-Month Period
	2018	2017	Percent Change	2018	2017	Percent Change
Operating revenues
Service	$440	$536	(17.9)%	$1,261	$1,546	(18.4)%
Equipment	291	200	45.5	838	443	89.2
Total Operating Revenues	731	736	(0.7)	2,099	1,989	5.5

Operating expenses
Operations and support	869	862	0.8	2,459	2,345	4.9
Depreciation and amortization	129	98	31.6	383	263	45.6
Total Operating Expenses	998	960	4.0	2,842	2,608	9.0
Operating Income (Loss)	(267)	(224)	(19.2)	(743)	(619)	(20.0)
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$(267)	$(224)	(19.2)%	$(743)	$(619)	(20.0)%

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Mexico:

				September 30,		Percent
(in 000s)				2018	2017	Change
Mexico Wireless Subscribers
Postpaid				5,822	5,316	9.5%
Prepaid				11,270	8,231	36.9
Branded				17,092	13,547	26.2
Reseller				213	232	(8.2)
Total Mexico Wireless Subscribers				17,305	13,779	25.6%

	Third Quarter			Nine-Month Period
(in 000s)	2018	2017	Percent Change	2018	2017	Percent Change
Mexico Wireless Net Additions
Postpaid	73	129	(43.4)%	324	351	(7.7)%
Prepaid	802	585	37.1	1,873	1,504	24.5
Branded	875	714	22.5	2,197	1,855	18.4
Reseller	32	(17)	-	9	(49)	-
Mexico Wireless Net Subscriber Additions	907	697	30.1	2,206	1,806	22.1%

Service revenues decreased in the third quarter and for the first nine months of 2018, primarily due to competitive pricing for services, our shutdown of a legacy wholesale business and our adoption of the new U.S. revenue accounting standard.

Equipment revenues increased in the third quarter and for the first nine months of 2018, primarily due to the offering of equipment installment programs and growth in our subscriber base.

Operations and support expenses increased in the third quarter and for the first nine months of 2018, primarily driven by higher operational costs partly associated with higher equipment sales and expenses associated with our network expansion, partially offset by lower wholesale costs and changes in foreign currency exchange rates. Approximately 13% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense increased in the third quarter and for the first nine months of 2018 due to higher capital spending in Mexico.

Operating income decreased in the third quarter and for the first nine months of 2018. Our Mexico operating income margin in the third quarter decreased from (30.4)% in 2017 to (36.5)% in 2018, and for the first nine months decreased from (31.1)% in 2017 to (35.4)% in 2018. Our Mexico EBITDA margin in the third quarter decreased from (17.1)% in 2017 to (18.9)% in 2018, and for the first nine months increased from (17.9)% in 2017 to (17.2)% in 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

XANDR SEGMENT
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating revenues	$445	$333	33.6%	$1,174	$992	18.3%

Operating expenses
Operations and support	109	39	-	218	118	84.7
Depreciation and amortization	3	-	-	4	1	-
Total Operating Expenses	112	39	-	222	119	86.6
Operating Income	333	294	13.3	952	873	9.0
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$333	$294	13.3%	$952	$873	9.0%

Operating revenues increased in the third quarter and for the first nine months of 2018, primarily due to higher political advertising revenues and our acquisition of AppNexus in August 2018 (see Note 8).

Operations and support expenses increased in the third quarter and for the first nine months of 2018, primarily due to our acquisition of AppNexus and our ongoing development of the platform supporting Xandr’s business.

Operating income increased in the third quarter and for the first nine months of 2018. Our Xandr segment operating income margin in the third quarter decreased from 88.3% in 2017 to 74.8% in 2018, and for the first nine months decreased from 88.0% in 2017 to 81.1% in 2018.

SUPPLEMENTAL TOTAL ADVERTISING REVENUE INFORMATION

As a supplemental presentation to our Xandr segment operating results, we are providing a view of total advertising revenues generated by AT&T. This combined view presents the entire portfolio of advertising revenues reported across all operating segments and represents a significant strategic initiative and growth opportunity for AT&T. See revenue categories tables in Note 5 for a reconciliation.

Total Advertising Revenues
	Third Quarter			Nine-Month Period
			Percent			Percent
	2018	2017	Change	2018	2017	Change
Operating Revenues
WarnerMedia	$983	$17	-%	$1,222	$52	-%
Communications	478	368	29.9	1,284	1,093	17.5
Xandr	445	333	33.6	1,174	992	18.3
Eliminations	(401)	(329)	(21.9)	(1,122)	(980)	(14.5)
Total Advertising Revenues	$1,505	$389	-%	$2,558	$1,157	-%

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Supplemental Results Under Historical Accounting Method

As a supplemental discussion of our operating results, we are providing results under the comparative historical accounting method prior to our adoption of ASC 606 for the three-months ended September 30, 2018.

	Reported	Promotions & Other	USF	Commission Deferrals	Historical Accounting
Service Revenues
Communications
Mobility	$13,989	$(380)	$(441)	$-	$14,810
Entertainment Group	11,586	(49)	(158)	-	11,793
Business Wireline	6,504	2	(316)	-	6,818
WarnerMedia	8,204	-	-	-	8,204
Latin America	1,542	(34)	-	-	1,576
Xandr	445	-	-	-	445
Corporate and Other	308	(6)	(2)	-	316
Eliminations	(1,281)	-	-	-	(1,281)
AT&T Service Revenues	41,297	(467)	(917)	-	42,681
Business Solutions	8,580	(138)	(382)	-	9,100

Equipment Revenues
Communications
Mobility	3,949	505	-	-	3,444
Entertainment Group	3	1	-	-	2
Business Wireline	199	-	-	-	199
WarnerMedia	-	-	-	-	-
Latin America	291	10	-	-	281
Corporate and Other	-	-	-	-	-
AT&T Equipment Revenues	4,442	516	-	-	3,926
Business Solutions	590	167	-	-	423

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Reported	Promotions & Other	USF	Commission Deferrals	Historical Accounting
Total Operating Revenues
Communications
Mobility	17,938	125	(441)	-	18,254
Entertainment Group	11,589	(48)	(158)	-	11,795
Business Wireline	6,703	2	(316)	-	7,017
WarnerMedia	8,204	-	-	-	8,204
Latin America	1,833	(24)	-	-	1,857
Xandr	445	-	-	-	445
Corporate and Other	308	(6)	(2)	-	316
Eliminations	(1,281)	-	-	-	(1,281)
AT&T Operating Revenues	45,739	49	(917)	-	46,607
Business Solutions	9,170	29	(382)	-	9,523

Total Operating Expenses
Communications
Mobility	12,334	72	(441)	(281)	12,984
Entertainment Group	10,486	(3)	(158)	(270)	10,917
Business Wireline	5,227	7	(316)	(30)	5,566
WarnerMedia	5,637	-	-	-	5,637
Latin America	2,043	8	-	(46)	2,081
Xandr	112	-	-	-	112
Corporate and Other	3,545	(4)	(2)	-	3,551
Eliminations	(914)	-	-	-	(914)
AT&T Operating Expenses	38,470	80	(917)	(627)	39,934
Business Solutions	7,097	9	(382)	(31)	7,501

Total Operating Income
Communications
Mobility	5,604	53	-	281	5,270
Entertainment Group	1,103	(45)	-	270	878
Business Wireline	1,476	(5)	-	30	1,451
WarnerMedia	2,567	-	-	-	2,567
Latin America	(210)	(32)	-	46	(224)
Xandr	333	-	-	-	333
Corporate and Other	(3,237)	(2)	-	-	(3,235)
Eliminations	(367)	-	-	-	(367)
AT&T Operating Income	7,269	(31)	-	627	6,673
Business Solutions	2,073	20	-	31	2,022

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Mobility
Supplemental Results
	Third Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Operating revenues
Service	$13,989	$(821)	$14,810	$14,475	2.3%
Equipment	3,949	505	3,444	2,895	19.0
Total Operating Revenues	17,938	(316)	18,254	17,370	5.1

Operating expenses
Operations and support	10,255	(650)	10,905	10,029	8.7
EBITDA	7,683	334	7,349	7,341	0.1
Depreciation and amortization	2,079	-	2,079	2,008	3.5
Total Operating Expenses	12,334	(650)	12,984	12,037	7.9
Operating Income	5,604	334	5,270	5,333	(1.2)
Equity in Net Income (Loss) of Affiliates	(1)	-	(1)	-	-
Operating Contribution	$5,603	$334	$5,269	$5,333	(1.2)%

Operating Income Margin	31.2%		28.9%	30.7%	(180)	BP
EBITDA Margin	42.8%		40.3%	42.3%	(200)	BP
EBITDA Service Margin	54.9%		49.6%	50.7%	(110)	BP

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Entertainment Group
Supplemental Results
	Third Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Operating revenues
Video entertainment	$8,283	$(113)	$8,396	$9,052	(7.2)%
High-speed internet	2,045	-	2,045	1,916	6.7
Legacy voice and data services	740	(29)	769	913	(15.8)
Other service and equipment	521	(64)	585	586	(0.2)
Total Operating Revenues	11,589	(206)	11,795	12,467	(5.4)

Operating expenses
Operations and support	9,155	(431)	9,586	9,804	(2.2)
EBITDA	2,434	225	2,209	2,663	(17.0)
Depreciation and amortization	1,331	-	1,331	1,379	(3.5)
Total Operating Expenses	10,486	(431)	10,917	11,183	(2.4)
Operating Income	1,103	225	878	1,284	(31.6)
Equity in Net Income (Loss) of Affiliates	1	-	1	(1)	-
Operating Contribution	$1,104	$225	$879	$1,283	(31.5)%

Operating Income Margin	9.5%		7.4%	10.3%	(290)	BP
EBITDA Margin	21.0%		18.7%	21.4%	(270)	BP

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Business Wireline
Supplemental Results
	Third Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Operating revenues
Strategic services	$3,059	$(3)	$3,062	$3,018	1.5%
Legacy voice and data services	2,615	(242)	2,857	3,343	(14.5)
Other service and equipment	1,029	(69)	1,098	917	19.7
Total Operating Revenues	6,703	(314)	7,017	7,278	(3.6)

Operating expenses
Operations and support	4,030	(339)	4,369	4,635	(5.7)
EBITDA	2,673	25	2,648	2,643	0.2
Depreciation and amortization	1,197	-	1,197	1,189	0.7
Total Operating Expenses	5,227	(339)	5,566	5,824	(4.4)
Operating Income	1,476	25	1,451	1,454	(0.2)
Equity in Net Income (Loss) of Affiliates	(1)	-	(1)	1	-
Operating Contribution	$1,475	$25	$1,450	$1,455	(0.3)%

Operating Income Margin	22.0%		20.7%	20.0%	70	BP
EBITDA Margin	39.9%		37.7%	36.3%	140	BP

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Business Solutions
Supplemental Results
	Third Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Operating revenues
Wireless service	$1,877	$(206)	$2,083	$2,023	3.0%
Strategic services	3,059	(3)	3,062	3,018	1.5
Legacy voice and data services	2,615	(242)	2,857	3,343	(14.5)
Other service and equipment	1,029	(69)	1,098	917	19.7
Wireless equipment	590	167	423	340	24.4
Total Operating Revenues	9,170	(353)	9,523	9,641	(1.2)

Operating expenses
Operations and support	5,598	(404)	6,002	6,096	(1.5)
EBITDA	3,572	51	3,521	3,545	(0.7)
Depreciation and amortization	1,499	-	1,499	1,466	2.3
Total Operating Expenses	7,097	(404)	7,501	7,562	(0.8)
Operating Income	2,073	51	2,022	2,079	(2.7)
Equity in Net Income (Loss) of Affiliates	(1)	-	(1)	-	-
Operating Contribution	$2,072	$51	$2,021	$2,079	(2.8)%

Operating Income Margin	22.6%		21.2%	21.6%	(40)	BP
EBITDA Margin	39.0%		37.0%	36.8%	20	BP

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Latin America
Supplemental Segment Results
	Third Quarter
			Historical
	Reported	Accounting	Method		Percent
	2018	Impact	2018	2017	Change
Segment operating revenues
Vrio	$1,102	$-	$1,102	$1,363	(19.1)%
Mexico	731	(24)	755	736	2.6
Total Segment Operating Revenues	1,833	(24)	1,857	2,099	(11.5)

Segment operating expenses
Operations and support	1,746	(38)	1,784	1,937	(7.9)
EBITDA	87	14	73	162	(54.9)
Depreciation and amortization	297	-	297	304	(2.3)
Total Segment Operating Expenses	2,043	(38)	2,081	2,241	(7.1)
Segment Operating Income (Loss)	(210)	14	(224)	(142)	(57.7)
Equity in Net Income (Loss) of Affiliates	9	-	9	17	(47.1)
Segment Contribution	$(201)	$14	$(215)	$(125)	(72.0)%

Operating Income Margin	(11.5)%		(12.1)%	(6.8)%	(530)	BP
EBITDA Margin	4.7%		3.9%	7.7%	(380)	BP

OTHER BUSINESS MATTERS

Time Warner  On June 14, 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. The deal combines Time Warner’s vast library of content and ability to create new premium content for audiences around the world with our extensive customer relationships and distribution, one of the world's largest pay-TV subscriber bases and scale in TV, mobile and broadband distribution. We expect that the transaction will advance our direct-to-consumer efforts and provide us with the ability to develop innovative new content offerings. Total consideration totaled $79,358, excludes Time Warner’s net debt at acquisition. On July 12, 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. We believe the DOJ’s appeal is without merit and we will continue to vigorously defend our legal position in the appellate court, which has scheduled the oral arguments for December 6, 2018.

Litigation Challenging DIRECTV’s NFL SUNDAY TICKET  More than two dozen putative class actions were filed in the U.S. District Courts for the Central District of California and the Southern District of New York against DIRECTV and the National Football League (NFL). These cases were brought by residential and commercial DIRECTV subscribers that have purchased NFL SUNDAY TICKET. The plaintiffs allege that (i) the 32 NFL teams have unlawfully agreed not to compete with each other in the market for nationally televised NFL football games and instead have “pooled” their broadcasts and assigned to the NFL the exclusive right to market them; and (ii) the NFL and DIRECTV have entered into an unlawful exclusive distribution agreement that allows DIRECTV to charge “supra-competitive” prices for the NFL SUNDAY TICKET package. The complaints seek unspecified treble damages and attorneys’ fees along with injunctive relief. The first complaint, Abrahamian v. National Football League, Inc., et al., was served in June 2015. In December 2015, the Judicial Panel on Multidistrict Litigation transferred the cases outside the Central District of California to that court for consolidation and management of pre-trial proceedings. We vigorously dispute the allegations. In August 2016, DIRECTV filed a motion to compel arbitration and the NFL defendants filed a motion to dismiss the complaint. In June 2017, the court granted the NFL defendants’ motion to dismiss the complaint without leave to amend, finding that: (1) the plaintiffs did not plead a viable market; (2) the plaintiffs did not plead facts supporting the contention that the exclusive agreement between the NFL and DIRECTV harms competition; (3) the claims failed to overcome the fact that the NFL and its teams must cooperate to sell broadcasts; and (4) the plaintiffs do not have standing to challenge the horizontal agreement among the NFL and the teams. In light of the order granting the motion to dismiss, the court denied DIRECTV’s motion to compel arbitration as moot. In July 2017, plaintiffs filed an appeal in the U.S. Court of Appeals for the Ninth Circuit, which is pending. The appeal has been fully briefed and oral argument is scheduled for December 7, 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Federal Trade Commission Litigation Involving DIRECTV  In March 2015, the Federal Trade Commission (FTC) filed a civil suit in the U.S. District Court for the Northern District of California against DIRECTV seeking injunctive relief and money damages under Section 5 of the Federal Trade Commission Act and Section 4 of the Restore Online Shoppers’ Confidence Act. The FTC’s allegations concern DIRECTV’s advertising, marketing and sale of programming packages. The FTC alleges that DIRECTV did not adequately disclose all relevant terms. We vigorously dispute these allegations. A bench trial began in August 2017, and was suspended after the FTC rested its case, so that the court could consider DIRECTV’s motion for judgment. The hearing on the motion occurred in October 2017, and the judge took it under advisement. On August 16, 2018, the court granted DIRECTV’s motion in large part, substantially limiting DIRECTV’s possible liability and damages. Following this decision, the FTC agreed to dismissal of its claims with prejudice.

Unlimited Data Plan Claims  In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC’s allegations concern the application of AT&T's Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer’s billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC’s allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. We are engaged in pre-trial discovery. In addition to the FTC case, several class actions were filed challenging our MBR program. We secured dismissals in each of these cases except Roberts v. AT&T Mobility LLC, which is ongoing.

Labor Contracts  A contract now covering approximately 8,600 traditional wireline employees in our Midwest region expired in April 2018 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. In addition, a contract now covering approximately 3,400 traditional wireline employees in our legacy AT&T Corp. business also expired in April 2018. Those employees are working under the terms of their prior contract, including benefits, while negotiations continue. Work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

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

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

In April 2017, the FCC adopted an order that maintains light touch pricing regulation of packet-based services, extends such light touch pricing regulation to high-speed Time Division Multiplex (TDM) transport services and to most of our TDM channel termination services, based on a competitive market test for such services. For those services that do not qualify for light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC’s decision. On August 28, 2018, the U.S. Court of Appeals for the Eighth Circuit largely upheld the FCC decision, but found that the FCC had not provided adequate notice of the possibility that it might apply light touch regulation to all transport services. The FCC has since remedied that notice deficiency and has proposed to reinstate its light touch approach for transport services.

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

Privacy-related legislation has been considered in a number of states since the Congressional Review Act was passed. The policy environment is complex and rapidly evolving. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the State of California enacted comprehensive privacy legislation that gives California consumers the right to know what personal information is being collected about them, to know whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. The new law could significantly affect how data markets operate and will impose implementation costs and challenges. We will continue to support congressional action to codify a set of standard consumer rules of the internet including a federal privacy framework.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. AT&T and several other parties appealed the FCC’s order. In June 2016, a divided panel of the District of Columbia Court of Appeals upheld the FCC’s rules by a 2-1 vote, and petitions for rehearing en banc were denied in May 2017. Petitions for a writ of Certiorari at the U.S. Supreme Court remain pending. Meanwhile, in December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties, including several state Attorneys General, net neutrality advocacy groups and others, have appealed the FCC’s December 2017 decision. Those appeals, which initially were consolidated in the U.S. Court of Appeals for the Ninth Circuit, were transferred at the request of the parties to the D.C. Circuit. Although the FCC order expressly preempted inconsistent state or local measures, a number of states are considering or have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, establish additional requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively re-impose the repealed requirements. Suits have recently been filed concerning laws in California and Vermont, and other lawsuits are possible. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

We provide satellite video service through our subsidiary DIRECTV, whose satellites are licensed by the FCC. The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of DIRECTV, and some of Warner Media’s businesses are also subject to obligations under the Communications Act and related FCC regulations. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide IP-based service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer a competitive video product. We also are supporting efforts to update and improve regulatory treatment for our services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia creates, owns and distributes intellectual property, including copyrights, trademarks and licenses of intellectual property. To protect its intellectual property, WarnerMedia relies on a combination of laws and license agreements. Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. The European Union Commission is pursuing legislative and regulatory initiatives that could impair Warner Bros.’ current country-by-country licensing approach in the European Union. Piracy, particularly of digital content, continues to threaten WarnerMedia’s revenues from products and services, and WarnerMedia works to limit that threat through a combination of approaches, including technological and legislative solutions. Outside the U.S., various laws and regulations, as well as trade agreements with the U.S., also apply to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. For example, in certain countries, including China, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year.

On September 27, 2018, the FCC released an order to ensure that state and local governments do not erect unreasonable barriers to 5G technology deployment. Among other things, the order clarifies that state and local governments may not charge excessive fees or impose unreasonable aesthetic standards for access to or placement of small wireless facilities in rights of way. It also established time limits for consideration of applications for placement of small wireless facilities.

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

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

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

•        Invested in 5G and millimeter-wave technologies with our acquisition of Fiber-Tower Corporation, which holds significant amounts of spectrum in the millimeter wave bands (39 GHz) that the FCC recently reallocated for mobile broadband services. These bands will help to accelerate our entry into 5G services.

LIQUIDITY AND CAPITAL RESOURCES

With the completion of the Time Warner transaction, we had $8,657 in cash and cash equivalents available at September 30, 2018. Cash and cash equivalents included cash of $3,083 and money market funds and other cash equivalents of $5,574. Approximately $1,810 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents decreased $41,841 since December 31, 2017. In the first nine months of 2018, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment receivables and other customer receivables to third parties, issuance of commercial paper and long-term debt and collateral received from banks and other participants in our derivative arrangements. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, the acquisition of Time Warner and AppNexus, payment of operating expenses, funding capital expenditures, debt repayments, and dividends to stockholders.

We actively manage the timing of our vendor payments to optimize the use of our cash. Among other things, we seek to have vendor payments made on 90-day or greater terms, while providing vendors with access to bank facilities that permit earlier payments at the vendors’ cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms between approximately 40 to 60 days at an additional cost to us. We believe these arrangements provide benefits to us relative to alternative financing arrangements. During the third quarter of 2018 and for the first nine months then ended, the net impact of these cash management activities on our cash flows provided by operating activities was not material.

On December 22, 2017, federal tax reform was enacted into law. Beginning with 2018, the Act reduces the U.S. federal corporate tax rate from 35% to 21% and permits immediate deductions for certain new assets. As a result, cash taxes will be significantly lower than they would have been in 2018 and beyond without federal tax reform.

Cash Provided by or Used in Operating Activities

During the first nine months of 2018, cash provided by operating activities was $31,522, compared to $28,473 for the first nine months of 2017. Higher operating cash flows in 2018 were primarily due to net tax refunds and contributions from WarnerMedia, offset by higher interest payments and acquisition-related costs.

Cash Used in or Provided by Investing Activities

For the first nine months of 2018, cash used in investing activities totaled $59,987, and consisted primarily of $43,116 for acquisition costs related to Time Warner and other acquisitions and $16,695 for capital expenditures, excluding interest during construction.

The majority of our capital expenditures are spent on our networks, including product development and related support systems. Capital expenditures, excluding interest during construction, increased $939 in the first nine months. During 2018, approximately $1,400 of assets related to FirstNet build have been placed into service with a net cash impact of $660. Total reimbursements from the government for FirstNet during the first nine months of 2018 were $336. We expect reimbursement of approximately $1,300 during the fourth quarter of 2018 as the government has approved certain network build milestones.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

In connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing), which are excluded from our investing activities and reported as financing activities. We enter into these supplier arrangements when the terms provide benefits to us relative to alternative financing arrangements. For the first nine months of 2018, vendor financing payments related to capital investments were approximately $349. During the first nine months, we entered into $872 of new vendor financing commitments, with $1,419 of vendor financing payables included in on our September 30, 2018 consolidated balance sheet, of which $910 are due within one year and the remainder are due between two and five years.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring DIRECTV merger commitments are met. As of September 30, 2018, we market our fiber-to-the-premises network to 10.1 million customer locations and are on track to meet our FCC commitment of 12.5 million locations by mid-2019.

In 2018, we expect capital investment, which consists of capital expenditures plus vendor financing payments, of approximately $24,000, $22,000 net of expected FirstNet reimbursements and vendor financing.

Cash Provided by or Used in Financing Activities

For the first nine months of 2018, cash used in financing activities totaled $13,679 and included net proceeds of $38,325, primarily resulting from drawing $20,925 on our Term Loan Credit Agreements in connection with our acquisition of Time Warner. The remaining amount consisted primarily of the following issuances:

•        April issuance of approximately $2,000 of notes issued by our subsidiary Vrio Corp. (Vrio). See discussion below.

•        June issuance of $1,500 of floating rate global notes due 2021.

•        August issuance of $825 of 5.625% global notes due 2067.

•        August issuance of €2,250 ($2,637 U.S. dollar equivalent) floating rate global notes due 2020.

•        August issuance of $3,750 of floating rate global notes due 2024.

•        August issuance of CAD$1,250 of 4.000% global notes due 2025 and CAD$750 of 5.100% global notes due 2048 (together, equivalent to $1,536 when issued).

•        September issuance of £750 global notes due 2026 (equivalent to $972 when issued).

•        September issuance of A$475 of floating rate notes due 2023, A$150 of 3.450% notes due 2023, A$300 of 4.100% notes due 2026 and A$400 of 4.600% notes due 2028 (together, equivalent to $955 when issued).

During the first nine months of 2018, we redeemed $43,579 of long-term debt. Approximately $21,236 were notes subject to mandatory redemption if we did not complete our acquisition of Time Warner by April 22, 2018. The remaining amount primarily consisted of the following redemptions:

•        $2,500 of 5.500% notes due 2018.

•        $750 of 1.750% notes due 2018.

•        $300 of 6.450% notes due 2018.

•        $1,000 of 5.600% notes due 2018.

•        $2,000 repayment of amounts outstanding under Warner Media, LLC’s Term Credit Agreement.

•        $600 of 6.875% historic TW Inc. notes due 2018.

•        $1,000 of notes issued by Vrio.

•        $10,000 repayment of amounts outstanding under our Term Loan Agreement.

•        $2,500 repayment of amounts outstanding under our June 2018 Term Loan.

•        $57 of 5.200% notes due 2020.

•        $58 of 5.875% notes due 2019.

•        $1,400 of 4.875% Warner Media, LLC notes due 2020.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of September 30, 2018 and December 31, 2017. We had $177,718 of total notes and debentures outstanding at September 30, 2018, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso, Canadian dollar and Australian dollar denominated debt that totaled approximately $42,083.

As a result of the Time Warner acquisition, we acquired debt with a fair value of $22,865 at the time of acquisition, of which $17,121 at face value remained on our balance sheet as of September 30, 2018. The face value of the remaining debt acquired is summarized primarily as follows:

•        $774 maturing between 2018 and 2019 with an interest rate ranging from 1.250% to 2.100%.

•        $5,487 maturing between 2020 and 2024 with an interest rate ranging from 1.950% to 9.150%.

•        $5,898 maturing between 2025 and 2034 with an interest rate ranging from 2.950% to 7.700%.

•        $4,962 maturing between 2035 and 2045 with an interest rate ranging from 4.650% to 8.300%.

At September 30, 2018, we had $14,905 of debt maturing within one year, including $3,787 of commercial paper borrowing and $10,993 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

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

Vrio, a consolidated holding company for our Latin American digital entertainment services units, DIRECTV Latin America and SKY Brasil, subsidiaries of Vrio, entered into the following long-term debt issuances:

•         April 2018 borrowing of approximately $1,000 of debt denominated in Brazilian reais that matures in 2021. The current floating rate for the facility is based upon the Brazil interbank deposit rate annualized (DI Rate), plus 100 basis points. This borrowing is unhedged and remained outstanding at September 30, 2018.

At September 30, 2018, we had approximately 376 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2013 and 2014. During the first nine months of 2018, we repurchased approximately 13 million shares under these authorizations.

We paid dividends of $9,775 during the first nine months of 2018, compared with $9,030 for the first nine months of 2017, primarily reflecting the increase in the number of shares outstanding related to our acquisition of Time Warner as well as an increase in our quarterly dividend approved by our Board of Directors in December 2017. Dividends declared by our Board of Directors totaled $1.50 per share in the first nine months of 2018 and $1.47 per share for the first nine months of 2017. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities

The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. At September 30, 2018, we had no amounts outstanding on our five-year $12,000 revolving credit agreement.

In September 2017, we entered into a $2,250 syndicated term loan credit agreement containing (i) a three-year $750 term loan facility, (ii) a four-year $750 term loan facility and (iii) a five-year $750 term loan facility , with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on all three facilities during the first quarter of 2018, with $2,250 in advances outstanding as of September 30, 2018.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

In anticipation of the Time Warner acquisition, we entered into a $16,175 term loan agreement (“Term Loan”) containing (i) a 2.5 year $8,087.5 facility (the “Tranche A Facility”) and (ii) a 4.5 year $8,087.5 facility (the “Tranche B Facility”) with a commitment termination date of December 31, 2018. We drew on the entire Term Loan for the acquisition during the second quarter of 2018. On September 20, 2018, we repaid $5,000 of Tranche A loans and $5,000 of Tranche B loans, with $3,088 Tranche A loans and $3,087 Tranche B loans outstanding as of September 30, 2018.

In June 2018, we entered into an additional $2,500 Term Loan Credit Agreement (“June 2018 Term Loan”) to finance a portion of the cash consideration of the Time Warner acquisition. We drew on the agreement on June 14, 2018. In August 2018, we prepaid in full all indebtedness and the June 2018 Term Loan was terminated in its entirety.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of September 30, 2018, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During the first nine months of 2018, we received $116 of additional cash collateral, on a net basis, from banks and other participants in our derivative arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2018, our debt ratio was 49.8%, compared to 56.4% at September 30, 2017 and 53.6% at December 31, 2017. Our net debt ratio was 47.4% at September 30, 2018, compared to 39.7% at September 30, 2017 and 37.2% at December 31, 2017. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first nine months of 2018, we received $6,904 from the monetization of various assets, primarily the sale of certain equipment installment receivables. We plan to continue to explore similar opportunities.

In 2013, we made a voluntary contribution of a preferred equity interest in AT&T Mobility II LLC (Mobility), the holding company for our U.S. wireless operations, to the trust used to pay benefits under our qualified pension plans. The preferred equity interest had a value of $8,803 as of September 30, 2018, and $9,155 as of December 31, 2017, does not have any voting rights and has a liquidation value of $8,000. The trust is entitled to receive cumulative cash distributions of $560 per annum, which are distributed quarterly in equal amounts upon declaration. We distributed $420 to the trust during the first nine months of 2018. So long as we make the distributions, the terms of the preferred equity interest will not impose any limitations on our ability to declare a dividend or repurchase shares.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURES

We believe the following measures are relevant and useful information to investors as it is used by management as a method of comparing performance with that of many of our competitors. These supplemental measures should be considered in addition to, but not as a substitute of, our consolidated and segment financial information.

Supplemental Operational Measures

We provide a supplemental discussion of our Business Solutions operations that is calculated by combining our Mobility and Business Wireline operating units, and then adjusting to remove non-business operations. The following table presents a reconciliation of our supplemental Business Solutions results.

	Three Months Ended
	September 30, 2018				September 30, 2017
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,989	$-	$(12,112)	$1,877	$14,475	$-	$(12,452)	$2,023
Fixed strategic services	-	3,059	-	3,059	-	3,018	-	3,018
Legacy voice and data services	-	2,615	-	2,615	-	3,343	-	3,343
Other service and equipment	-	1,029	-	1,029	-	917	-	917
Wireless equipment	3,949	-	(3,359)	590	2,895	-	(2,555)	340
Total Operating Revenues	17,938	6,703	(15,471)	9,170	17,370	7,278	(15,007)	9,641

Operating Expenses
Operations and support	10,255	4,030	(8,687)	5,598	10,029	4,635	(8,568)	6,096
EBITDA	7,683	2,673	(6,784)	3,572	7,341	2,643	(6,439)	3,545
Depreciation and amortization	2,079	1,197	(1,777)	1,499	2,008	1,189	(1,731)	1,466
Total Operating Expense	12,334	5,227	(10,464)	7,097	12,037	5,824	(10,299)	7,562
Operating Income	5,604	1,476	(5,007)	2,073	5,333	1,454	(4,708)	2,079
Equity in net income of affiliates	(1)	(1)	1	(1)	-	1	(1)	-
Operating Income	$5,603	$1,475	$(5,006)	$2,072	$5,333	$1,455	$(4,709)	$2,079
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

SEPTEMBER 30, 2018

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Nine Months Ended
	September 30, 2018				September 30, 2017
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$41,074	$-	$(35,577)	$5,497	$43,414	$-	$(37,384)	$6,030
Fixed strategic services	-	9,168	-	9,168	-	8,880	-	8,880
Legacy voice and data services	-	8,176	-	8,176	-	10,314	-	10,314
Other service and equipment	-	2,756	-	2,756	-	2,717	-	2,717
Wireless equipment	11,501	-	(9,749)	1,752	8,508	-	(7,520)	988
Total Operating Revenues	52,575	20,100	(45,326)	27,349	51,922	21,911	(44,904)	28,929

Operating Expenses
Operations and support	30,020	12,084	(25,296)	16,808	30,005	13,906	(25,764)	18,147
EBITDA	22,555	8,016	(20,030)	10,541	21,917	8,005	(19,140)	10,782
Depreciation and amortization	6,287	3,547	(5,390)	4,444	5,988	3,583	(5,162)	4,409
Total Operating Expense	36,307	15,631	(30,686)	21,252	35,993	17,489	(30,926)	22,556
Operating Income	16,268	4,469	(14,640)	6,097	15,929	4,422	(13,978)	6,373
Equity in Net Income of Affiliates	(1)	(1)	1	(1)	-	-	-	-
Operating Income	$16,267	$4,468	$(14,639)	$6,096	$15,929	$4,422	$(13,978)	$6,373
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

SEPTEMBER 30, 2018

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At September 30, 2018, we had interest rate swaps with a notional value of $7,333 and a fair value of $(90).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,192 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(284) at September 30, 2018.

We have foreign exchange contracts with a U.S. dollar notional value of $2,386 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $49 at September 30, 2018.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2018.

AT&T INC.

SEPTEMBER 30, 2018

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

•        Potential changes to the electromagnetic spectrum currently used for broadcast television and satellite distribution being considered by the FCC could negatively impact WarnerMedia’s ability to deliver linear network feeds of its domestic cable networks to its affiliates, and in some cases, WarnerMedia’s ability to produce high-value news and entertainment programming on location.

•        U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent are complex and rapidly evolving and could result in impact to our business plans, increased costs, or claims against us that may harm our reputation.

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

AT&T INC.

SEPTEMBER 30, 2018

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

•        Our ability to generate advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits.

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

•        The U.S. Department of Justice prevailing on its appeal of the court decision permitting our acquisition of Time Warner Inc.

•        Our ability to successfully integrate our Warner Media operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.

•        Our ability to take advantage of the desire of advertisers to change traditional video advertising models.

•        Our ability to adequately fund our wireless operations, including payment for additional spectrum, network upgrades and technological advancements.

•        Our increased exposure to foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.

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

SEPTEMBER 30, 2018

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

AT&T INC.

SEPTEMBER 30, 2018

PART II – OTHER INFORMATION - CONTINUED

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2018 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2018 - July 31, 2018	300,973	$31.66	-	375,662,000
August 1, 2018 - August 31, 2018	49,008	32.11	-	375,662,000
September 1, 2018 - September 30, 2018	684,429	33.02	-	375,662,000
Total	1,034,410	$31.90	-
[1]		In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
[2]		Of the shares repurchased, 403,258 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 631,152 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10-a	Stock Purchase and Deferral Plan
10-b	Cash Deferral Plan
10-c	Short Term Incentive Plan
12	Computation of Ratios of Earnings to Fixed Charges
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101	XBRL Instance Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2018	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer