Form 10-K
period 2018-12-31
AT&T INC.
filed 2019-02-20
CIK 732717

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒                                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [    ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price of $32.11 per share on June 30, 2018, the aggregate market value of our voting and non-voting common stock held by non-affiliates was $233 billion.

At February 12, 2019, common shares outstanding were 7,284,589,883.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of AT&T Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2018 (Parts I and II).

(2)	Portions of AT&T Inc.’s Notice of 2019 Annual Meeting and Proxy Statement dated on or about March 11, 2019 to be filed within the period permitted under General Instruction G(3) (Parts III and IV).

SCHEDULE A

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Name of each exchange on which registered

Common Shares (Par Value $1.00 Per Share)	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due June 4, 2019	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due August 3, 2020	New York Stock Exchange

1.875% AT&T Inc. Global Notes due December 4, 2020	New York Stock Exchange

2.65% AT&T Inc. Global Notes due December 17, 2021	New York Stock Exchange

1.45% AT&T Inc. Global Notes due June 1, 2022	New York Stock Exchange

2.50% AT&T Inc. Global Notes due March 15, 2023	New York Stock Exchange

Floating Rate AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

1.05% AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

1.30% AT&T Inc. Global Notes due September 5, 2023	New York Stock Exchange

2.75% AT&T Inc. Global Notes due May 19, 2023	New York Stock Exchange

2.40% AT&T Inc. Global Notes due March 15, 2024	New York Stock Exchange

3.50% AT&T Inc. Global Notes due December 17, 2025	New York Stock Exchange

1.80% AT&T Inc. Global Notes due September 5, 2026	New York Stock Exchange

2.90% AT&T Inc. Global Notes due December 4, 2026	New York Stock Exchange

SCHEDULE A – Continued

2.35% AT&T Inc. Global Notes due September 5, 2029	New York Stock Exchange

4.375% AT&T Inc. Global Notes due September 14, 2029	New York Stock Exchange

2.60% AT&T Inc. Global Notes due December 17, 2029	New York Stock Exchange

3.55% AT&T Inc. Global Notes due December 17, 2032	New York Stock Exchange

5.20% AT&T Inc. Global Notes due November 18, 2033	New York Stock Exchange

3.375% AT&T Inc. Global Notes due March 15, 2034	New York Stock Exchange

2.45% AT&T Inc. Global Notes due March 15, 2035	New York Stock Exchange

3.15% AT&T Inc. Global Notes due September 4, 2036	New York Stock Exchange

7.00% AT&T Inc. Global Notes due April 30, 2040	New York Stock Exchange

4.25% AT&T Inc. Global Notes due June 1, 2043	New York Stock Exchange

4.875% AT&T Inc. Global Notes due June 1, 2044	New York Stock Exchange

5.35% AT&T Inc. Global Notes due November 1, 2066	New York Stock Exchange

5.625% AT&T Inc. Global Notes due August 1, 2067	New York Stock Exchange

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

Following our formation, we have expanded our footprint and operations by acquiring various businesses, most significantly:

•

Our subsidiaries merged with Pacific Telesis Group in 1997, Southern New England Telecommunications Corporation in 1998 and Ameritech Corporation in 1999, thereby expanding our wireline operations as the incumbent local exchange carrier (ILEC) into a total of 13 states.

•

In November 2005 we merged one of our subsidiaries with ATTC, creating one of the world’s leading telecommunications providers. In connection with the merger, we changed the name of our company from “SBC Communications Inc.” to “AT&T Inc.”

•

In December 2006 we merged one of our subsidiaries with BellSouth Corporation (BellSouth) making us the ILEC in an additional nine states. With the BellSouth acquisition, we also acquired BellSouth’s 40 percent economic interest in AT&T Mobility LLC (AT&T Mobility), formerly Cingular Wireless LLC, resulting in 100 percent ownership of AT&T Mobility.

•	In 2014, we completed the acquisition of wireless provider Leap Wireless International, Inc. and sold our ILEC operations in Connecticut, which we had previously acquired in 1998.
•	In 2015, we acquired wireless properties in Mexico, and in July 2015 we acquired DIRECTV, a leading provider of digital television entertainment services in both the United States and Latin America.
•

In 2018, we completed the acquisition of Time Warner Inc. (Time Warner), a leader in media and entertainment that operates the Turner, Home Box Office (HBO) and Warner Bros. business units. We also acquired Otter Media Holdings and advertising platform AppNexus.

General

We are a leading provider of telecommunications, media and technology services globally. The services and products that we offer vary by market and utilize various technology platforms in a range of geographies. Our operating segments are organized as follows:

The Communications segment provides services to businesses and consumers located in the U.S., or in U.S. territories, and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:

•	Mobility provides nationwide wireless service and equipment.
•	Entertainment Group provides video, internet and voice communications services to residential customers.
•	Business Wireline provides advanced IP-based services (referred to as “strategic services”), as well as traditional voice and data services to business customers.

AT&T Inc.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats. This segment contains the following business units:

•	Turner primarily operates multichannel basic television networks and digital properties.
•	Home Box Office primarily operates multichannel premium pay television services.
•	Warner Bros. principally produces and distributes television shows, feature films and games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•	Vrio provides video services in Latin America primarily to residential customers using satellite technology.
•	Mexico provides wireless service and equipment to customers in Mexico.

The Xandr segment provides advertising services. These services utilize data insights to develop higher-value targeted advertising.

Our Corporate and Other group reconciles our segment results to consolidated operating income and income before income taxes, and include:

•

Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense) and (5) the recharacterization of programming intangible asset amortization, for programming acquired in the Time Warner acquisition, which we continue to report with WarnerMedia segment operating expense, to consolidated amortization expense.

•	Acquisition-related items, which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.
•

Certain significant items, which includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the individual segments are not being evaluated.

•

Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including content licensing between WarnerMedia and Communications and (2) includes adjustments for our reporting of the advertising business.

Areas of Focus

With continuing advances in technology and in response to changing demands from our customers, in recent years we have focused on providing enhanced broadband, video and voice services. We are also capitalizing on data insights from our direct-to-consumer relationships and our premium video and digital advertising inventory to provide advertising that matters. Our acquisitions over the past few years and our continued investment in a premier network experience make our customers’ lives more convenient and productive and foster competition and further innovation in the communications and entertainment industry. In 2019, we plan to focus on the areas discussed below.

Communications

As the communications industry continues to move toward internet-based technologies that are capable of blending wireline, satellite and wireless products, we are offering services that take advantage of these more sophisticated technologies. In particular, our focus is on expanding our high-speed internet and video offerings and on developing IP-based services that allow customers to integrate their home or business wireline services with their mobile service. During 2019, we will continue to develop and provide unique integrated video, mobile and broadband solutions. We believe offering integrated services facilitates our customers’ desire to view video anywhere on demand and encourages customer retention.

Wireless Service

We are experiencing rapid growth in data usage as consumers are demanding seamless access across their wireless and wired devices, and as more and more machines are being connected to the internet. We expect to continue to strengthen the reach and sophistication of our network facilities to offer a variety of wireless communications services.

Our 4G LTE technology covers over 400 million people in North America, and, in the United States, we cover all major metropolitan areas and almost 325 million people with our LTE technology. Our 3G network provides services to customers using older handsets and connected devices. We are contemplating the redeployment of spectrum currently used for our 3G services and project that we will discontinue service on our 3G network in early 2022, and will manage this process consistent with previous network upgrades. As of December 31, 2018, about 11% of our postpaid subscribers were using 3G

AT&T Inc.

handsets, and we expect them to transition to newer technologies. We do not expect this transition to have a material impact on our consolidated operating results.

We are currently beginning the deployment of the latest wireless technology (5G) in multiple U.S. cities. In late 2018, we were the first U.S. company to introduce mobile 5G service in parts of 12 cities and plan to expand that deployment nationwide by early 2020. The introduction of 5G service is largely dependent on the development of 5G standards. To that end, we are one of the top North American wireless carrier contributors into 3rd Generation Partnership Project’s (3GPP) work on 5G standards. We have been awarded the contract to provide national coverage for emergency personnel (first responders) by the First Responder Network Authority (FirstNet), which gives us access to a nationwide low band 20 MHz of spectrum. We will continue to invest in our wireless network as we look to provide future service offerings and participate in technologies such as 5G and millimeter-wave bands. The increased speeds and network operating efficiency expected with 5G technology should enable massive deployment of devices connected to the internet as well as faster delivery of data services. We expect that 5G will enhance our customers’ entire connected experience and not just provide faster speeds.

As the wireless industry has matured, future wireless growth will increasingly depend on our ability to offer innovative data services on a wireless network that has sufficient spectrum and capacity to support these innovations. We continue to invest significant capital in expanding our network capacity, as well as obtaining additional spectrum that meets our long-term needs. We have participated in recent FCC spectrum auctions and have been redeploying spectrum previously used for more basic services to support more advanced mobile internet services.

Internet Protocol (IP) Technology IP is generally used to describe the transmission of data, which can include voice (called voice over IP or VoIP), using a software-based technology rather than a traditional telephone network. Software-based technology presents cost-savings and growth opportunities by using bandwidth more efficiently than a legacy copper wire network and by improving our ability to provide data and video services to both fixed locations and mobile devices. We are rapidly converting to a software-based network and managing the migration of wireline customers to services using IP; we expect to continue this transition through at least 2020. Software-based technologies align with our global leadership in software defined network (SDN) and network function virtualization (NFV). This network approach, of which we are a global leader in our commitment to virtualize 75% of our network by 2020, delivers a demonstrable cost advantage in the deployment of next-generation technology over the traditional, hardware-intensive network approach. Our virtualized network will be able to support next-generation applications like 5G and IP-based services quickly and efficiently.

Media

We produce and distribute high-quality video content to take advantage of growing global demand. Our media businesses use their strong brands, distinctive intellectual property and global scale to produce and distribute quality content. As the television industry continues to evolve from a distribution system using satellite and cable offerings to individual streaming video services, we are well-positioned to address and capitalize on these changes, but we face risks and new sources of competition associated with these developments. We plan in 2019 to continue launching more personalized services offered directly to consumers.

Advertising

Our Xandr segment relies on using data (on an anonymous basis) from our more than 170 million customer relationships, to develop digital advertising that is more relevant to consumers. Advertisers are interested in capitalizing on our broad distribution and ability to offer more precise marketing to customers through a digital platform. We also are expanding relationships with other broadband and video providers to use our digital platform to reach their audiences. This segment experienced rapid growth in 2018, and we believe this growth will continue in 2019.

Latin America

We believe that the wireless model in the U.S., with accelerating demand for mobile internet service and the associated economic benefits, will be repeated around the world as companies invest in high-speed mobile networks. Due in part to changes in the legal and regulatory framework in Mexico in 2015, we acquired Mexican wireless operations to establish a seamless, cross-border North American wireless network covering over 400 million people and businesses in the United States and Mexico. During 2018, we largely completed building a 4G LTE network in Mexico which covers approximately 100 million people and businesses.

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

Additional information about our segments, including financial information, is included under the heading “Segment Results” on pages 21 through 32 and in Note 4 of the Annual Report and is incorporated herein by reference pursuant to General Instruction G(2).

COMMUNICATIONS

Our Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. or in U.S. territories and businesses globally. Our Communications services and products are marketed under the AT&T, Cricket, AT&T PREPAID and DIRECTV brand names. The Communications segment provided approximately 84% of 2018 segment operating revenues and 84% of our 2018 total segment contribution. This segment contains the Mobility, Entertainment Group and Business Wireline business units.

Mobility – Our Mobility business unit provides nationwide wireless services to consumers and wholesale and resale wireless subscribers located in the United States or U.S. territories by utilizing our network to provide voice and data services, including high-speed internet over wireless devices. We classify our subscribers as either postpaid, prepaid, connected device or reseller. At December 31, 2018, we served 153 million Mobility subscribers, including 77 million postpaid, 17 million prepaid, 8 million reseller and 51 million connected devices. Our Mobility business unit revenue includes the following categories: service and equipment.

Wireless Services

We offer a comprehensive range of high-quality nationwide wireless voice and data communications services in a variety of pricing plans to meet the communications needs of targeted customer categories. Our wireless services also include advertising revenues generated from the subscriber relationships.

Wireless data services continue to be a growing area for this segment, representing an increasing share of overall subscriber revenue. We are experiencing solid growth in this area as an increasing number of our subscribers have upgraded their handsets to more advanced integrated devices, are using data-centric devices such as tablets and connected cars, and are utilizing the network to connect and control physical devices using embedded computing systems and/or software, commonly called the Internet of Things (IoT). We offer plans that include unlimited features allowing for the sharing of voice, text and data across multiple devices, which attracts subscribers from other providers and minimize subscriber churn. Customers in our “connected device” category (e.g., users of session-based tablets, monitoring devices and automobile systems) generally purchase those devices from third-party suppliers that buy data access supported by our network. We continue to upgrade our network and coordinate with equipment manufacturers and application developers to further capitalize on the continued growing demand for wireless data services.

We also offer nationwide wireless voice and data communications to certain customers who prefer to pay in advance. These services are offered under the Cricket and AT&T PREPAIDSM brands and are typically monthly prepaid services.

Equipment

We sell a wide variety of handsets, wirelessly enabled computers (e.g., tablets and notebooks) and wireless data cards manufactured by various suppliers for use with our voice and data services. We also sell accessories, such as carrying cases and hands-free devices. We sell through our own company-owned stores, agents and third-party retail stores. Like other wireless service providers, we have historically provided postpaid contract subscribers substantial equipment subsidies to initiate, renew or upgrade service. We have now largely eliminated these subsidies and provide our customers with more service options, the ability to purchase handsets on an installment basis and the opportunity to bring their own device. With the elimination of most handset subsidies, our subscribers have been bringing their own devices or retaining their handsets for longer periods, which could impact future upgrade activity.

Entertainment Group – Our Entertainment Group business unit provides video, internet, voice communication and interactive and targeted advertising services to customers in the United States and U.S. territories by utilizing our IP-based

AT&T Inc.

and copper wired network and/or our satellite technology. Our Entertainment Group business unit revenue includes the following categories: video entertainment, high-speed internet, legacy voice and data services and other service and equipment.

Video Entertainment

Video entertainment revenues are comprised of subscription and advertising revenues. We offer video entertainment services using satellite and IP-based technologies (referred to as “linear”) as well as a streaming option that does not require either satellite or wired IP services (referred to as “over-the-top” or “OTT”). Our offerings are structured to provide customers with the best video experience both inside and outside of the home by offering subscribers attractive programming and state-of-the-art technology. Due to the rising cost of programming as well as higher costs to acquire new subscribers in an increasingly competitive industry, it is even more important to distinguish and elevate our video entertainment experience for our new and existing customers.

We provide approximately 24 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming. In addition, our video entertainment subscribers have the ability to use the internet and/or our mobile applications from smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

We believe it is critical that we continue to extend our brand leadership as a premium pay-TV provider in the marketplace by providing the best video experience both at home and on mobile devices. With annual cash of over $4,000 million historically generated from the business, including synergies resulting from our DIRECTV acquisition, we are focused on providing content to subscribers when and where they want it and believe that our flexible platform that uses a combination of satellite, IP-based, and cloud infrastructure with a broadband and wireless connection is the most efficient way to transport that content. Through this integrated approach, we are able to optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations.

High-Speed Internet

We offer broadband and internet services to 13.7 million residential subscribers. Our IP-based technology provides high-speed internet services.

Legacy Voice and Data Services

Revenues from our traditional voice services continue to decline as customers switch to wireless or VoIP services provided by us, cable companies or other internet-based providers. We have responded by offering packages of combined voice and data services, including broadband and video, and intend to continue this strategy during 2019.

Business Wireline – Our Business Wireline business unit provides services to business customers, including multinational corporations, small and mid-sized businesses, governmental and wholesale customers. Our Business Wireline business unit revenue includes the following categories: strategic services, legacy voice and data services, and other services and equipment.

Strategic Services

Strategic services (previously known as strategic business services) are our most advanced business solutions. Our strategic services are made up of Strategic Data, Strategic Voice, Security and Cloud Solutions. Strategic Data services include our Virtual Private Networks (VPN), AT&T Dedicated Internet (ADI), and Ethernet and Broadband Services. These offerings allow our customers to create and manage their own internal networks and to access external data networks. Our Strategic Voice services include both premises-based Voice over IP (VOIP) and cloud-based voice solutions. Additionally, we provide collaboration services that utilize our IP infrastructure and allow our customers to utilize the most advanced technology to improve their productivity. We continue to reconfigure our wireline network to take advantage of the latest technologies and services. We have developed AT&T FlexWare, a service that relies on our SDN and NFV to enhance business customers’ digital agility in a rapidly evolving environment. We sell Cyber-Security services to our customers providing state-of-the-art security solutions like Threat Management, Intrusion Detection and other business security applications. We also offer Cloud Solutions and Wi-Fi services. Due to developing technology, our most advanced business solutions are subject to change periodically. We review and evaluate our strategic service offerings annually, which may result in an updated definition and the recast of our historical financial information to conform to the current period presentation. Any modifications will be reflected in the first quarter.

Legacy Voice and Data Services

Voice services include services provided to business and governmental customers, either directly or through wholesale arrangements with other service providers. Our circuit-based, traditional data products include switched and dedicated

AT&T Inc.

transport services that allow customers to transmit data at high speeds, as well as access to the internet using a DSL connection.

Other Services

Other service revenues include Outsourcing, Managed Services, Professional Services and Equipment. These services are typically large customer specific contracts where we provide many services including LAN & WAN management, consulting and other management services.

Additional information on our Communications segment is contained in the Annual Report in the “Overview” section beginning on page 22 and is incorporated herein by reference pursuant to General Instruction G(2).

WARNERMEDIA

Our WarnerMedia segment is comprised of leading media and entertainment businesses that principally develop, produce and distribute feature films, television content, and other content globally; operate cable networks, premium pay television and OTT services domestically and internationally; and operate digital media properties. The WarnerMedia segment includes Time Warner operations for the period subsequent to our June 14, 2018 acquisition and provided approximately 11% of 2018 segment operating revenues and 15% of our 2018 total segment contribution. This segment consists primarily of the Turner, Home Box Office and Warner Bros. business units.

Turner – The Turner business unit operates television networks and related properties that offer branded news, entertainment, sports and kids multi-platform content for consumers around the world. In the U.S., its networks and related businesses and brands include TNT; TBS; Adult Swim; truTV; Turner Classic Movies; Turner Sports; Cartoon Network; Boomerang; and CNN. Turner’s digital properties include Bleacher Report and the CNN digital network. Digital properties Turner manages or operates for sports leagues include NBA.com, NBA Mobile, NCAA.com and PGA.com.

Turner licenses programming to affiliates that have contracted to receive and distribute the programming to subscribers, sells advertising on its networks and its digital properties owned or managed for other companies, and licenses its original programming and brands and characters for consumer products and other business ventures. Turner revenue includes the following categories: subscription, advertising and content and other.

Subscription

Turner’s programming is primarily distributed by affiliates and is available to subscribers of the affiliates for viewing live and on demand on television and on various internet-connected devices through the affiliates’ services and Turner’s network apps.

Turner’s license agreements with its affiliates are typically multi-year arrangements that provide for annual service fee increases and have fee arrangements that are generally related to the number of subscribers served by the affiliate and the networks provided to the affiliate by Turner.

Advertising

Advertising arrangements for its networks generally have terms of one year or less. In the U.S., the advertising revenues depend on the size and demographics of a network’s audience delivered to an advertiser, the number of units of time sold and the price per unit. Turner sells some of its advertising inventory in the “upfront” market in advance each year and other inventory in the “scatter” market closer to the time a program airs. Outside the U.S., advertising is generally sold at a fixed rate for the unit of time sold, determined by the time of day and network.

Turner’s digital properties consist of its own assets and those it manages and/or operates for sports leagues where Turner holds the related programming rights. The CNN digital network is the leading digital news destination, based on the number of average monthly domestic multi-platform unique visitors and videostarts for the year ended December 31, 2018. Turner’s Bleacher Report is the leading digital sports publisher across Facebook, Instagram and Twitter (based on data for the year ended December 31, 2018 sourced from CrowdTangle).

Content and Other

Turner provides services for other business ventures and licenses certain owned original programming to international territories and to subscription VOD (referred to as “SVOD”) services. Turner also licenses its brands and characters for consumer products.

AT&T Inc.

Home Box Office – Our Home Box Office business unit owns and operates leading multichannel premium pay television services, HBO and Cinemax. Our Home Box Office business unit revenue includes the following categories: subscription and content and other.

Subscription

In the U.S., HBO and Cinemax programming is available to subscribers of traditional affiliates for viewing live and on demand on television and various internet-connected devices. Home Box Office has entered into arrangements with a number of digital distributors to provide their subscribers access to the HBO and Cinemax services and programming on digital platforms and devices. HBO NOW, a domestic stand-alone OTT service, is provided through digital distributors, such as Apple, Google, Amazon and Roku, as well as by some affiliates. At December 31, 2018, Home Box Office was the most widely distributed domestic multichannel premium pay television service. At December 31, 2018, after including the negative effect of a carriage dispute, Home Box Office had approximately 50 million domestic subscribers, including HBO NOW.

Home Box Office’s domestic license agreements with affiliates are typically multi-year arrangements that provide for annual service fee increases and marketing support. The relationship between subscriber totals and the amount of revenues earned under Home Box Office’s license agreements depends on the specific terms of the applicable agreement, which may include basic and/or pay television subscriber thresholds, volume discounts and other performance-based discounts.

Internationally, Home Box Office uses one or more of the following distribution models: premium pay and basic tier television services distributed by traditional affiliates, licensing of programming to third-party providers, OTT services distributed by third parties and direct-to-consumer OTT services. HBO- and Cinemax-branded premium pay, basic tier television and/or OTT services are distributed in over 70 countries in Latin America, Europe and Asia. Home Box Office had approximately 90 million international premium pay, basic tier television service and OTT service subscribers at December 31, 2018, including subscribers through Home Box Office’s unconsolidated joint ventures. The amount of its international subscription revenues depends on factors such as basic and/or pay television subscriber thresholds, performance-based or volume discounts, negotiated minimum guarantees or flat-fee arrangements.

Content and Other

Home Box Office licenses its original programming to television networks and OTT services in over 150 countries, including arrangements under which it licenses programming to television networks that are branded as the “Home of HBO” in countries such as the U.K., Australia, France and Germany and as “HBO Canada” in Canada. HBO’s original programming also is available to customers in both physical and digital formats in the U.S. and various international regions through a wide variety of digital storefronts and traditional retailers.

Warner Bros. – Our Warner Bros. business unit is one of the largest television and film studios in the world. Its businesses consist principally of the production, distribution and licensing of television programming and feature films and the distribution of home entertainment product in both physical and digital formats, as well as the production and distribution of games and consumer product and brand licensing.

At December 31, 2018, Warner Bros.’ vast content library consists of more than 100,000 hours of programming, including over 8,600 feature films and 5,000 television programs comprised of tens of thousands of individual episodes.

The home entertainment industry has been undergoing significant changes as it transitions from the distribution of film and television content via physical formats to digital formats. Consumer spending on home entertainment product in physical formats has declined as a result of several factors, including consumers shifting to OTT service subscriptions and, to a lesser degree, digital purchases and transactional VOD rentals of content; changing retailer initiatives and strategies (e.g., reduction in floor space devoted to home entertainment product in physical formats); retail store closures; increasing competition for consumer discretionary time and spending; and piracy. Consumer spending on film and television content in higher margin digital formats represents an increasing share of total home entertainment consumer spending in recent years, but has not offset declines in consumer spending on home entertainment product in physical formats.

In response to these dynamics, Warner Bros. has been focusing on increasing the more profitable electronic sell-through and transactional digital VOD rentals of its film and television content and participates in a variety of initiatives that are designed to make digital ownership more compelling for consumers.

Our Warner Bros. business unit revenue includes the following categories: theatrical product, television product, and games and other.

AT&T Inc.

Theatrical Product

Theatrical product consists of (1) rental fees paid by movie theaters for the initial exhibition of feature films produced (or co-produced) and/or distributed by Warner Bros., (2) licensing fees paid by television networks, premium pay television services and OTT services for the exhibition of feature films produced or co-produced by Warner Bros. and (3) revenues from the distribution of Warner Bros.’ and other companies’ feature films in physical and digital formats. Our feature films also support Warner Bros.’ key brands and franchises, which helps generate consumer product and brand licensing revenues based on Warner Bros.’ films and characters.

Warner Bros. was one of the top film studios in global box office receipts in 2018 and has been a leading film studio in domestic box office receipts for the past ten years.

Television Product

Television product consists of (1) fees for the initial broadcast of Warner Bros.’ television programming on U.S. broadcast and cable television networks and premium pay television and OTT services, (2) fees for the airing or other distribution of its television programming after its initial broadcast in secondary U.S. distribution channels (such as basic cable networks, local television stations and OTT services), (3) fees for the international distribution of Warner Bros.’ television programming for free-to-air television, basic tier television services, premium pay television services and OTT services, and (4) revenues from the sale of the television programming of Warner Bros. and other companies in physical and digital formats. Our television programming also supports Warner Bros.’ key brands and franchises, which helps generate consumer product and brand licensing revenues based on the programming for years beyond the initial airing of the programming on television.

Warner Bros. was a leading producer of primetime television series for the U.S. broadcast networks for the 2018-2019 television season, producing 35 series. In addition, Warner Bros. licenses its U.S. programming globally.

Games and Other

Warner Bros. develops, publishes and distributes games, including mobile and console games. Its games are based on intellectual property owned or licensed by Warner Bros. (including DC Entertainment properties, Harry Potter and Mortal Kombat).

Additional information on our WarnerMedia segment is contained in the Annual Report in the “Overview” section beginning on page 27 and is incorporated herein by reference pursuant to General Instruction G(2).

LATIN AMERICA

Our Latin America segment provides entertainment services in Latin America and wireless services in Mexico. The Latin America segment provided approximately 4% of 2018 segment operating revenues. Our Latin America services and products are marketed under the AT&T, DIRECTV, SKY and Unefon brand names. This segment contains the Vrio and Mexico business units.

Vrio – Video entertainment services are provided to primarily residential customers using satellite technology. We are a leading provider of digital television services throughout Latin America, providing a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands. We provide one of the most extensive collections of programming available in the Latin America pay-TV market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis with an operational cost structure that we believe to be lower than that of our competition.

We have approximately 14 million video subscribers in Latin America. Our business encompasses pay television services with satellite operations serving Argentina, Brazil, Chile, Colombia, Ecuador, Peru, Uruguay, Venezuela and parts of the Caribbean. Our operations also include our 41% equity method investment in Innova, S. de R.L. de C.V., or SKY Mexico. Sky Mexico financial results are accounted for as an equity-method investment.

Mexico – We utilize our regional and national wireless networks in Mexico to provide consumer and business customers with wireless data and voice communication services. We divide our revenue into the following categories: wireless service and wireless equipment.

We offer postpaid and prepaid wireless services in Mexico to approximately 18 million subscribers under the AT&T and Unefon brands. Postpaid services allow for (1) no annual service contract for subscribers who bring their own device or

AT&T Inc.

purchase a device on installment (the device must be paid in full if the customer chooses to drop their service from AT&T) and (2) service contracts for periods up to 24 months for subscribers who purchase their equipment under the traditional device subsidy model. All plans offer no roaming charges in the United States or Canada, unlimited minutes and messages to the extended AT&T community and unlimited data access to social networking. We also offer prepaid services to customers who prefer to pay in advance.

We sell a wide variety of handsets, including smartphones manufactured by various suppliers for use with our voice and data services. We sell through our own company-owned stores, agents and third-party retail stores.

Additional information on our Latin America segment is contained in the Annual Report in the “Overview” section beginning on page 29 and is incorporated herein by reference pursuant to General Instruction G(2).

XANDR

Our Xandr segment relies on using data from our more than 170 million customer relationships (on an anonymous basis), to develop digital advertising that is more relevant to consumers. The Xandr segment provided approximately 1% of 2018 segment operating revenues and 3% of our 2018 total segment contribution. Advertisers are interested in capitalizing on our broad distribution and ability to offer more precise marketing to customers through a digital platform. We also are expanding relationships with other broadband and video providers to use our digital platform to reach their audiences. This segment experienced rapid growth in 2018, and we believe this growth will continue in 2019.

Additional information on our Xandr segment is contained in the Annual Report in the “Overview” section beginning on page 32 and is incorporated herein by reference pursuant to General Instruction G(2).

MAJOR CLASSES OF SERVICE

The following table sets forth the percentage of total consolidated reported operating revenues by any class of service that accounted for 10% or more of our consolidated total operating revenues in any of the last three fiscal years:

	Percentage of Total Consolidated Operating Revenues
	2018	2017	2016
Communications Segment

Wireless service [1]	32%	36%	36%

Subscription [2,3]	19	23	22

Advanced data [4]	12	12	11

Equipment	10	9	9

WarnerMedia Segment

Subscription	4	-	-

Latin America Segment

Subscription [2]	3	3	3

Wireless service	1	1	1

Equipment	1	-	-

1 2018 excludes $232 million of advertising revenues included as Wireless service in our Mobility business unit.

2 Subscription is reported as Video in our Entertainment Group and Vrio business units.

3 2018 excludes $1,595 million of advertising revenues included as Video in our Entertainment Group business unit.

4 Advanced data is reported as High-speed internet and Strategic services in our Entertainment Group and Business Wireline business units, respectively.

Additional information on our geographical distribution of revenues is contained in the Annual Report in the “Segment Information” section beginning on page 72 and is incorporated herein by reference pursuant to General Instruction G(2).

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

The Communications Act of 1934 and other related acts give the FCC broad authority to regulate the U.S. operations of our satellite services, which are licensed by the FCC, and some of WarnerMedia’s businesses are also subject to obligations under the Communications Act and related FCC regulations. In addition, states representing a majority of our local service access lines have adopted legislation that enables us to provide IP-based video service through a single statewide or state-approved franchise (as opposed to the need to acquire hundreds or even thousands of municipal-approved franchises) to offer a competitive video product. We also are supporting efforts to update and improve regulatory treatment for retail services. Regulatory reform and passage of legislation is uncertain and depends on many factors.

In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. This order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. AT&T and several other parties appealed the FCC’s order. In June 2016, a divided panel of the District of Columbia Court of Appeals upheld the FCC’s rules by a 2-1 vote, and petitions for rehearing en banc were denied in May 2017. Petitions for a writ of Certiorari at the U.S. Supreme Court remain pending. Meanwhile, in December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties, including several state Attorneys General, net neutrality advocacy groups and others, have appealed the FCC’s December 2017 decision. Those appeals, which initially were consolidated in the U.S. Court of Appeals for the Ninth Circuit, were transferred at the request of the parties to the D.C. Circuit. Although the FCC order expressly preempted inconsistent state or local measures, a number of states are considering or have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, establish additional requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively re-impose the repealed requirements. Suits have recently been filed concerning laws in California and Vermont, and other lawsuits are possible. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

On April 20, 2017, the FCC adopted an order that maintains light touch pricing regulation of packet-based services like Ethernet and extends this “light touch” approach to high-speed TDM transport services and to most of our TDM channel termination services, based on the application of a competitive market test for such services. For those services that do not qualify for light touch regulation, the order allows companies to offer volume and term discounts, as well as contract tariffs. Several parties appealed the FCC’s decision. In August 2018, the U.S. Court of Appeals for the Eighth Circuit largely upheld the FCC decision, but found that the FCC had not provided adequate notice of the possibility that it might apply light touch regulation to all transport services. The FCC has since remedied that notice deficiency and has proposed to reinstate its light touch approach for transport services.

Privacy-related legislation has been considered in a number of states. The policy environment is complex and rapidly evolving. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers, content owners and others, and increased uncertainty in the value and availability of data. In June 2018, the State of California enacted comprehensive privacy legislation that gives California consumers the right to know what personal information is being collected about them, to know whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information. The new law could significantly affect how data markets operate and will impose implementation costs and challenges. We will continue to support congressional action to codify a set of standard consumer rules of the internet, including a federal privacy framework.

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

WarnerMedia creates, owns and distributes intellectual property, including copyrights, trademarks and licenses of intellectual property. To protect its intellectual property, WarnerMedia relies on a combination of laws and license agreements. Outside the U.S., laws and regulations relating to intellectual property protection and the effective enforcement of these laws and regulations vary greatly from country to country. The European Union Commission is pursuing legislative and regulatory initiatives that could impair Warner Bros.’ current country-by-country licensing approach in the European Union. Piracy, particularly of digital content, continues to threaten revenues from WarnerMedia’s products and services, as well as revenues from our pay TV business, and we work to limit that threat through a combination of approaches, including technological and legislative solutions. Outside the U.S., various laws and regulations, as well as trade agreements with the U.S., also apply to the distribution or licensing of feature films for exhibition in theaters and on broadcast and cable networks. For example, in certain countries, including China, laws and regulations limit the number of foreign films exhibited in such countries in a calendar year.

Our subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the market where service is provided.

Additional information relating to regulation of our subsidiaries is contained in the Annual Report under the headings “Operating Environment Overview” beginning on page 37 and “Regulatory Developments” beginning on page 39 and is incorporated herein by reference pursuant to General Instruction G(2).

IMPORTANCE, DURATION AND EFFECT OF LICENSES

Certain of our subsidiaries own or have licenses to various patents, copyrights, trademarks and other intellectual property necessary to conduct business. Many of our subsidiaries also hold government-issued licenses or franchises to provide wireline, satellite or wireless services. Additional information relating to regulation affecting those rights is contained in the Annual Report under the heading “Operating Environment Overview,” beginning on page 37, and is incorporated herein by reference pursuant to General Instruction G(2). We actively pursue patents, trademarks and service marks to protect our intellectual property within the United States and abroad. We maintain a significant global portfolio of patents, trademarks and service mark registrations. We have also entered into agreements that permit other companies, in exchange for fees and rights, and subject to appropriate safeguards and restrictions, to utilize certain of our patents, trademarks and service marks. As we transition our network from a switch-based network to an IP, software-based network, we have increasingly entered into licensing agreements with software developers.

We periodically receive offers from third parties to obtain licenses for patents and other intellectual rights in exchange for royalties or other payments. We also receive notices asserting that our products or services sold to customers or software-based network functions infringe on their patents and other intellectual property rights. These claims, whether against us directly, such as network functions or against third-party suppliers of products or services that we, in turn, sell to our customers, such as wireless handsets, could require us to pay damages, royalties, stop offering the relevant products or services and/or cease network functions or other activities. While the outcome of any litigation is uncertain, we do not believe that the resolution of any of these infringement claims or the expiration or non-renewal of any of our intellectual property rights would have a material adverse effect on our results of operations.

MAJOR CUSTOMERS

No customer accounted for 10% or more of our consolidated revenues in 2018, 2017 or 2016.

COMPETITION

Information relating to competition in each of our operating segments is contained in the Annual Report under the heading “Competition” beginning on page 41, and is incorporated herein by reference pursuant to General Instruction G(2).

AT&T Inc.

RESEARCH AND DEVELOPMENT

AT&T scientists and engineers conduct research in a variety of areas, including IP networking, advanced network design and architecture, network and cyber security, network operations support systems, satellite technology, video platform development and data analytics. The majority of the development activities are performed to create new services and to invent tools and systems to manage secure and reliable networks for us and our customers. Research and development expenses were $1,194 million in 2018, $1,503 million in 2017, and $1,649 million in 2016.

EMPLOYEES

As of January 31, 2019, we employed approximately 268,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. A contract now covering approximately 8,300 traditional wireline employees in our Midwest region expired in April 2018 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. In addition, a contract now covering approximately 3,300 traditional wireline employees in our legacy AT&T Corp. business also expired in April 2018. Those employees are working under the terms of their prior contract, including benefits, while negotiations continue. Other contracts covering approximately 26,000 employees are scheduled to expire during 2019.

At December 31, 2018, we had approximately 548,000 retirees and dependents that were eligible to receive retiree benefits.

RECENT DEVELOPMENTS

A putative stockholder class action lawsuit has been filed in connection with statements made in the registration statement and prospectus on Form S-4 (S-4), filed by AT&T with the SEC in connection with our acquisition of Time Warner Inc. The action, Hoffman v. Stephenson et al. (the “Hoffman Complaint”), filed on February 7, 2019 in the Supreme Court of the State of New York, County of New York, alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, by AT&T and certain of AT&T’s current officers and directors based on alleged misrepresentations and omissions in the S-4 relating to trends in its then Entertainment Group segment and in particular with respect to the number of subscribers to our DIRECTV NOW service. The plaintiff in the Hoffman Complaint seeks damages, attorneys’ fees and costs, rescission, disgorgement and other and further relief. We believe the claims in the Hoffman Complaint are without merit and will vigorously defend our legal position in court.

AT&T Inc.

ITEM 1A. RISK FACTORS

Information required by this Item is included in the Annual Report under the heading “Risk Factors” on pages 54 through 58 which is incorporated herein by reference pursuant to General Instruction G(2).

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

•

The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) involving issues that are important to our business, including, without limitation, special access and business data services; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; multichannel video programming distributor services and equipment; content licensing and copyright protection; availability of new spectrum, on fair and balanced terms; IP licensing, and wireless and satellite license awards and renewals.

•

The final outcome of state and federal legislative efforts involving topics that are important to our business, including deregulation of IP-based services, relief from Carrier of Last Resort obligations and elimination of state commission review of the withdrawal of services, internet regulation and privacy issues.

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
•

The availability, cost and our ability to adequately fund additional wireless spectrum and network upgrades; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

•	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
•	The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.
•

The impact from major equipment failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.

•	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
•	The U.S. Department of Justice prevailing on its appeal of the court decision permitting our acquisition of Time Warner Inc.
•	Our ability to successfully integrate our WarnerMedia operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.
•	Our ability to take advantage of the desire of advertisers to change traditional video advertising models.
•	Our increased exposure to foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.
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

AT&T Inc.

ITEM 2. PROPERTIES

Our properties do not lend themselves to description by character and location of principal units. At December 31, 2018, of our total property, plant and equipment, central office equipment represented 29%; outside plant (including cable, wiring and other non-central office network equipment) represented approximately 22%; satellites represented 1%; other equipment, comprised principally of wireless network equipment attached to towers, furniture and office equipment and vehicles and other work equipment, represented 28%; land, building and wireless communications towers represented 12%; and other miscellaneous property represented 8%.

For our Communications segment, substantially all of the installations of central office equipment are located in buildings and on land we own. Many garages, administrative and business offices, wireless towers, telephone centers and retail stores are leased. Property on which communication towers are located may be either owned or leased.

For our WarnerMedia segment, we own or leases offices; studios; technical, production and warehouse spaces; communications facilities and other properties in numerous locations globally.

ITEM 3. LEGAL PROCEEDINGS

We are a party to numerous lawsuits, regulatory proceedings and other matters arising in the ordinary course of business. As of the date of this report, we do not believe any pending legal proceedings to which we or our subsidiaries are subject are required to be disclosed as material legal proceedings pursuant to this item.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

AT&T Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT

(As of February 1, 2019)

Name	Age	Position	Held Since

Randall L. Stephenson	58	Chairman of the Board, Chief Executive Officer and President	6/2007

William A. Blase Jr.	63	Senior Executive Vice President – Human Resources	6/2007

John M. Donovan	58	Chief Executive Officer, AT&T Communications, LLC	8/2017

David S. Huntley	60	Senior Executive Vice President and Chief Compliance Officer	12/2014

Lori M. Lee	53	Chief Executive Officer-AT&T Latin America and Global Marketing Officer	8/2017

Brian D. Lesser	44	Chief Executive Officer-Xandr, AT&T Services, Inc.	9/2017

David R. McAtee II	50	Senior Executive Vice President and General Counsel	10/2015

John T. Stankey	56	Chief Executive Officer, Warner Media, LLC	6/2018

John J. Stephens	59	Senior Executive Vice President and Chief Financial Officer	6/2011

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

AT&T Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is listed on the New York Stock Exchange. The number of stockholders of record as of December 31, 2018 and 2017 was 937,230 and 968,119. The number of stockholders of record as of February 12, 2019, was 933,461. We declared dividends, on a quarterly basis, totaling $2.01 per share in 2018 and $1.97 per share in 2017.

Other information required by this Item is included in the Annual Report under the headings “Quarterly Financial Information” on page 87, “Selected Financial and Operating Data” on page 14, and “Stock Trading Information” on the back cover, which are incorporated herein by reference pursuant to General Instruction G(2).

(c) Our Board of Directors approved authorizations in both March 2013 and 2014 to repurchase up to 300 million shares of our common stock. For the year ended December 31, 2018, we repurchased 13 million shares for distribution through our employee benefit plans, totaling $419 million under the March 2013 authorization. For the year ended December 31, 2017, we repurchased 7 million shares totaling $279 million under the March 2013 authorization. Excluding the impact of acquisitions, the emphasis of our 2019 financing activities will be the refinancing and/or repayment of debt and the payment of dividends, subject to approval by our Board of Directors. We plan to fund our financing uses of cash through a combination of cash from operations, debt issuances and asset sales. The timing and mix of any debt issuance will be guided by credit market conditions and interest rate trends.

To implement these authorizations, we used open market repurchase programs, relying on Rule 10b5-1 of the Securities Exchange Act of 1934 where feasible.

We will continue to fund any share repurchases through a combination of cash from operations, borrowings dependent on market conditions, or cash from the disposition of certain non-strategic investments.

A summary of our repurchases of common stock during the fourth quarter of 2018 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased[1,2,3]	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs
October 1, 2018 - October 31, 2018	528,852	$ 30.88	-	375,662,000
November 1, 2018 - November 30, 2018	112,236	30.67	-	375,662,000
December 1, 2018 - December 31, 2018	1,055,525	28.80	-	375,662,000
Total	1,696,613	$ 29.57	-

[1]

In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorizations have no expiration date.

[2]	Of the shares purchased, 1,031,328 shares were acquired through the withholding of taxes on the vesting of restricted stock or through the payment in stock of taxes on the exercise price of options.
[3]	Of the shares repurchased or transferred, 665,285 shares were transferred from the AT&T maintained Voluntary Employee Benefit Association (VEBA) trusts.

AT&T Inc.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this Item is included in the Annual Report under the heading “Selected Financial and Operating Data” on page 14, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this Item is included in the Annual Report on pages 15 through 48, which is incorporated herein by reference pursuant to General Instruction G(2).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in the Annual Report under the heading “Market Risk” on page 40, which is incorporated herein by reference pursuant to General Instruction G(2).

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

AT&T Inc.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the registrant’s disclosure controls and procedures were effective as of December 31, 2018.

Internal Control Over Financial Reporting

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of AT&T is responsible for establishing and maintaining adequate internal control over financial reporting. AT&T’s internal control system was designed to provide reasonable assurance as to the integrity and reliability of the published financial statements. AT&T management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Warner Media, LLC (formerly Time Warner Inc. and referred to as “Warner Media”) which we acquired in 2018. At December 31, 2018 and for the period from acquisition through December 31, 2018, total assets and operating revenues subject to Warner Media’s internal control over financial reporting represented 24.1% and 9.7% of AT&T’s consolidated total assets and total revenues as of and for the year ended December 31, 2018. Based on its assessment, AT&T management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

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

AT&T Inc.

ITEM 9B. OTHER INFORMATION

There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure at the end of Part I of this report since the registrant did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A. Information regarding directors required by Item 401 of Regulation S-K is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s definitive proxy statement, dated on or about March 11, 2019 (Proxy Statement) under the heading “Management Proposal Item No. 1. Election of Directors.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference pursuant to General Instruction G(3) from the registrant’s Proxy Statement under the headings “Director Compensation,” “CEO Pay Ratio,” and the pages beginning with the heading “Compensation Discussion and Analysis” and ending with, and including, the pages under the heading “Potential Payments upon Change in Control.”.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, concerning shares of AT&T common stock authorized for issuance under AT&T’s existing equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	40,468,244 (1)	$ 26.28	312,109,777 (2)
Equity compensation plans not approved by security holders	0	0	0
Total	40,468,244 (3)	$ 26.28	312,109,777 (2)

(1)

Includes the issuance of stock in connection with the following stockholder approved plans: (a) 3,188,886 stock options under the Stock Purchase and Deferral Plan (SPDP), (b) 1,861,950 phantom stock units under the Stock Savings Plan (SSP), 12,658,357 phantom stock units under the SPDP, 3,216,681 restricted stock units under the 2011 Incentive Plan, 1,604,712 restricted stock units under the 2016 Incentive Plan and 30,014 restricted stock units under the 2018 Incentive Plan, (c) 4,886,946 target number of stock-settled performance shares under the 2011 Incentive Plan, 10,047,502 target number of stock-settled performance shares under the 2016 Incentive Plan, and 31,185 target number of stock-settled performance shares under the 2018 Incentive Plan. At payout, the target number of performance shares may be reduced to zero or increased by up to 150%. Each phantom stock unit and performance share is settleable in stock on a 1-to-1 basis. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

The SSP was approved by stockholders in 1994 and then was amended by the Board of Directors in 2000 to increase the number of shares available for purchase under the plan (including shares from the Company match and reinvested dividend equivalents). Stockholder approval was not required for the amendment. To the extent applicable, the amount shown for approved plans in column (a), in addition to the above amounts, includes 2,160,838 phantom stock units (computed on a first-in-first-out basis) that were approved by the Board in 2000. Under the SSP, shares could be purchased with payroll deductions and reinvested dividend equivalents by mid-level and above managers and limited Company partial matching contributions. No new contributions may be made to the plan.

(2)

Includes 41,538,764 shares that may be issued under the SPDP, 249,157,068 shares that may be issued under the 2018 Incentive Plan, and up to 2,889,674 shares that may be purchased through reinvestment of dividends on phantom shares held in the SSP.

(3)

Does not include certain stock options issued by companies acquired by AT&T that were converted into options to acquire AT&T stock. As of December 31, 2018, there were 26,970,020 shares of AT&T common stock subject to the converted options, having a weighted-average exercise price of $18.96. Also, does not include 8,214,489 outstanding phantom stock units that were issued by companies acquired by AT&T that are convertible into stock on a 1-to-1 basis, along with an estimated 114,352 shares that may be purchased with reinvested dividend equivalents paid on the outstanding phantom stock units. No further phantom stock units, other than reinvested dividends, may be issued under the assumed plans. The weighted-average exercise price in the table does not include outstanding performance shares or phantom stock units.

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

* Incorporated herein by reference to the appropriate portions of the registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2018. (See Part II.)

Page
(2) Financial Statement Schedules:
II - Valuation and Qualifying Accounts	27

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

Exhibit Number

2	Agreement and Plan of Merger, dated as of October 22, 2016, among AT&T Inc., Time Warner Inc. and West Merger Sub, Inc. (Exhibit 10.1 to Form 8-K filed on October 24, 2016)

3-a	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013)

3-b	Bylaws (Exhibit 3 to Form 8-K filed on December 18, 2015)

4-a	No instrument which defines the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), except for the instruments referred to in 4-b, 4-c, 4-d, 4-e, 4-f below. Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument not filed herewith to the SEC upon request.

AT&T Inc.

4-b	Guaranty of certain obligations of Pacific Bell Telephone Co. and Southwestern Bell Telephone Co. (Exhibit 4-c to Form 10-K for the period ending December 31, 2011)

4-c	Guaranty of certain obligations of Ameritech Capital Funding Corp., Indiana Bell Telephone Co. Inc., Michigan Bell Telephone Co., Pacific Bell Telephone Co., Southwestern Bell Telephone Company, Illinois Bell Telephone Company, The Ohio Bell Telephone Company, The Southern New England Telephone Company, Southern New England Telecommunications Corporation, and Wisconsin Bell, Inc. (Exhibit 4-d to Form 10-K for the period ending December 31, 2011)

4-d	Guarantee of certain obligations of AT&T Corp. (Exhibit 4-e to Form 10-K for the period ending December 31, 2011)

4-e	Indenture, dated as of May 15, 2013, between AT&T Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to Form 8-K filed on May 15, 2013)

4-f	Indenture dated as of November 1, 1994 between SBC Communications Inc. and The Bank of New York, as Trustee (Exhibit 4-h to Form 10-K for the period ending December 31, 2013)

10-a	2018 Incentive Plan (Exhibit 10-a to Form 10-K for the period ending December 31, 2017)

10-b	2016 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending March 31, 2016)

10-b(i) Resolution Regarding John Donovan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2017)

10-b(ii) Resolution Regarding John Stankey (Exhibit 10-b to Form 10-Q for the period ending September 30, 2017)

10-b(iii) Resolution Regarding John Stephens (Exhibit 10-c to Form 10-Q for the period ending September 30, 2017)

10-c	2011 Incentive Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2015)

10-d	Short Term Incentive Plan (Exhibit 10.1 to Form 8-K filed on February 2, 2018)

10-e	Supplemental Life Insurance Plan (Exhibit 10-e to Form 10-Q for the period ending September 30, 2015)

10-f	Supplemental Retirement Income Plan (Exhibit 10-e to Form 10-K for the period ending December 31, 2013)

10-g	2005 Supplemental Employee Retirement Plan (Exhibit 10.1 to Form 8-K filed on October 4, 2017)

10-h	Salary and Incentive Award Deferral Plan (Exhibit 10-k to Form 10-K for the period ending December 31, 2011)

10-i	Stock Savings Plan (Exhibit 10-l to Form 10-K for the period ending December 31, 2011)

10-j	Stock Purchase and Deferral Plan (Exhibit 10-a to Form 10-Q for the period ending September 30, 2018)

AT&T Inc.

10-k	Cash Deferral Plan (Exhibit 10-b to Form 10-Q for the period ending September 30, 2018)

10-l	Master Trust Agreement for AT&T Inc. Deferred Compensation Plans and Other Executive Benefit Plans and subsequent amendments dated August 1, 1995 and November 1, 1999 (Exhibit 10-dd to Form 10-K for the period ending December 31, 2009)

10-m	Officer Disability Plan (Exhibit 10-i to Form 10-Q for the period ending June 30, 2009)

10-n	AT&T Inc. Health Plan (Exhibit 10-a to Form 10-Q for the period ending June 30, 2018)

10-o	Pension Benefit Makeup Plan No.1 (Exhibit 10-n to Form 10-K for the period ending December 31, 2016)

10-p	AT&T Inc. Equity Retention and Hedging Policy (Exhibit 10.2 to Form 8-K filed on December 16, 2011)

10-q	Administrative Plan (Exhibit 10-p to Form 10-K for the period ending December 31, 2016)

10-r	AT&T Inc. Non-Employee Director Stock and Deferral Plan

10-s	AT&T Inc. Non-Employee Director Stock Purchase Plan (Exhibit 10-t to Form 10-K for the period ending December 31, 2013)

10-t	AT&T Inc. Board of Directors Communications Concession Program (Exhibit 10-aa to Form 10-K for the period ending December 31, 2012)

10-u	Form of Indemnity Agreement, effective July 1, 1986, between Southwestern Bell Corporation (now AT&T Inc.) and its directors and officers. (Exhibit 10-bb to Form 10-K for the period ending December 31, 2011)

10-v	AT&T Executive Physical Program (Exhibit 10-ff to Form 10-K for the period ending December 31, 2016)

10-w	Equalization Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on August 20, 2015)

10-x	Agreement between Robert Quinn and AT&T Inc. (Exhibit 10-b to Form 10-Q for the period ending June 30, 2018)

10-y	Attorney Fee Payment Agreement for John Stankey (Exhibit 10.1 to Form 8-K filed on July 3, 2018)

10-z	$12,000,000,000 Amended and Restated Credit Agreement, dated December 11, 2015, among AT&T, certain lenders named therein and Citibank, N.A., as administrative agent. (Exhibit 10 to Form 8-K filed on December 15, 2015)

	10-z(i)	$7,500,000,000 Amended and Restated Credit Agreement, dated as of December 11, 2018, among AT&T Inc., certain lenders named therein and Citibank, N.A., as agent. (Exhibit 10.1 to Form 8-K filed on December 13, 2018)

AT&T Inc.

10-aa	$7,500,000,000 Five Year Credit Agreement, dated as of December 11, 2018, among AT&T Inc., certain lenders named therein and Citibank, N.A., as agent (Exhibit 10.2 to Form 8-K filed on December 13, 2018)

10-bb	$10,000,000,000 Term Loan Credit Agreement, dated as of November 15, 2016, among AT&T Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Agent (Exhibit 10.1 to Form 8-K filed on November 15, 2016)

	10-bb(i)	Letter Amendment, dated as of February 2, 2018, among AT&T Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as Agent. (Exhibit 10.1 to Form 8-K filed on February 5, 2018)

10-cc	$2,250,000,000 Term Loan Credit Agreement, dated as of September 29, 2017, among AT&T Inc., certain lenders named therein and The Bank of Nova Scotia, as Administrative Agent (Exhibit 10-f to Form 10-Q for the period ending September 30, 2017)

10-dd	$3,550,000,000 Term Loan Credit Agreement, dated as of November 20, 2018, among AT&T Inc., certain lenders named therein and Bank of America, N.A., as agent (Exhibit 10.1 to Form 8-K filed on November 21, 2018)

10-ee	Amended and Restated Contribution Agreement

10-ff	Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC

10-gg	First Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC

10-hh	Second Amendment to the Fourth Amended and Restated Limited Liability Company Agreement of Mobility II LLC

10-ii	Amended and Restated Registration Rights Agreement by and among AT&T Inc. and The SBC Master Pension Trust and Brock Fiduciary Services LLC

12	Computation of Ratios of Earnings to Fixed Charges

13	Portions of AT&T’s Annual Report to Stockholders for the fiscal year ended December 31, 2018. Only the information incorporated by reference into this Form 10-K is included in the exhibit.

21	Subsidiaries of AT&T Inc.

23	Consent of Ernst & Young LLP

24	Powers of Attorney

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Section 1350 Certification

99	Supplemental Interim Financial Information

101	XBRL Instance Document

AT&T Inc.

We will furnish to stockholders upon request, and without charge, a copy of the Annual Report to Stockholders and the Proxy Statement, portions of which are incorporated by reference in the Form 10-K. We will furnish any other exhibit at cost.

Schedule II - Sheet 1

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses (a)	Charged to Other Accounts (b)	Acquisitions (c)	Deductions (d)	Balance at End of Period
Year 2018	$663	1,791	-	179	1,726	$907
Year 2017	$661	1,642	-	-	1,640	$663
Year 2016	$704	1,474	-	-	1,517	$661

(a)

Includes amounts previously written off which were credited directly to this account when recovered. Excludes direct charges and credits to expense for nontrade receivables in the consolidated statements of income.

(b)	Includes amounts related to long-distance carrier receivables which were billed by AT&T.
(c)	Acquisition of Time Warner in 2018.
(d)	Amounts written off as uncollectible, or related to divested entities.

Schedule II - Sheet 2

AT&T INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for Deferred Tax Assets

Dollars in Millions

COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
		(1)	(2)	(3)
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Acquisitions (b)	Deductions (c)	Balance at End of Period
Year 2018	$4,640	(210)	(53)	211	-	$4,588
Year 2017	$2,283	2,376	(19)	-	-	$4,640
Year 2016	$2,141	81	61	-	-	$2,283

(a)	Includes current year reclassifications from other balance sheet accounts.
(b)	Acquisition of Time Warner in 2018.
(c)	Reductions to valuation allowances related to deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2019.

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

        February 20, 2019

Directors:
Randall L. Stephenson*	Michael B. McCallister*
Samuel A. Di Piazza, Jr.*	Beth E. Mooney*
Richard W. Fisher*	Joyce M. Roché*
Scott T. Ford*	Matthew K. Rose*
Glenn H. Hutchins*	Cynthia B. Taylor*
William E. Kennard*	Laura D’Andrea Tyson*
Geoffrey Y. Yang*

* by power of attorney