Form 10-Q
period 2019-03-31
AT&T INC.
filed 2019-05-06
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                                                                                                                              Yes [   ]   No [X]

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange

Floating Rate AT&T Inc.	T 19B	New York Stock Exchange
Global Notes due June 4, 2019

Floating Rate AT&T Inc.	T 20C	New York Stock Exchange
Global Notes due August 3, 2020

1.875% AT&T Inc.	T 20	New York Stock Exchange
Global Notes due December 4, 2020

2.65% AT&T Inc.	T 21B	New York Stock Exchange
Global Notes due December 17, 2021

1.45% AT&T Inc.	T 22B	New York Stock Exchange
Global Notes due June 1, 2022

2.50% AT&T Inc.	T 23	New York Stock Exchange
Global Notes due March 15, 2023

Floating Rate AT&T Inc.	T23 D	New York Stock Exchange
Global Notes due September 5, 2023

1.05% AT&T Inc.	T 23E	New York Stock Exchange
Global Notes due September 5, 2023

1.30% AT&T Inc.	T 23A	New York Stock Exchange
Global Notes due September 5, 2023

2.75% AT&T Inc.	T 23C	New York Stock Exchange
Global Notes due May 19, 2023

2.40% AT&T Inc.	T 24A	New York Stock Exchange
Global Notes due March 15, 2024

3.50% AT&T Inc.	T 25	New York Stock Exchange
Global Notes due December 17, 2025

1.80% AT&T Inc.	T 26D	New York Stock Exchange
Global Notes due September 5, 2026

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
2.90% AT&T Inc.	T 26A	New York Stock Exchange
Global Notes due December 4, 2026

2.35% AT&T Inc.	T 29D	New York Stock Exchange
Global Notes due September 5, 2029

4.375% AT&T Inc.	T 29B	New York Stock Exchange
Global Notes due September 14, 2029

2.60% AT&T Inc.	T 29A	New York Stock Exchange
Global Notes due December 17, 2029

3.55% AT&T Inc.	T 32	New York Stock Exchange
Global Notes due December 17, 2032

5.20% AT&T Inc.	T 33	New York Stock Exchange
Global Notes due November 18, 2033

3.375% AT&T Inc.	T 34	New York Stock Exchange
Global Notes due March 15, 2034

2.45% AT&T Inc.	T 35	New York Stock Exchange
Global Notes due March 15, 2035

3.15% AT&T Inc.	T 36A	New York Stock Exchange
Global Notes due September 4, 2036

7.00% AT&T Inc.	T 40	New York Stock Exchange
Global Notes due April 30, 2040

4.25% AT&T Inc.	T 43	New York Stock Exchange
Global Notes due June 1, 2043

4.875% AT&T Inc.	T 44	New York Stock Exchange
Global Notes due June 1, 2044

5.35% AT&T Inc.	TBB	New York Stock Exchange
Global Notes due November 1, 2066

5.625% AT&T Inc.	TBC	New York Stock Exchange
Global Notes due August 1, 2067

At April 30, 2019, there were 7,298 million common shares outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2019	2018
Operating Revenues
Service	$40,684	$33,646
Equipment	4,143	4,392
Total operating revenues	44,827	38,038

Operating Expenses
Cost of revenues
Equipment	4,502	4,848
Broadcast, programming and operations	7,652	5,166
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,585	7,932
Selling, general and administrative	9,649	7,897
Depreciation and amortization	7,206	5,994
Total operating expenses	37,594	31,837
Operating Income	7,233	6,201
Other Income (Expense)
Interest expense	(2,141)	(1,771)
Equity in net income (loss) of affiliates	(7)	9
Other income (expense) – net	286	1,702
Total other income (expense)	(1,862)	(60)
Income Before Income Taxes	5,371	6,141
Income tax expense	1,023	1,382
Net Income	4,348	4,759
Less: Net Income Attributable to Noncontrolling Interest	(252)	(97)
Net Income Attributable to AT&T	$4,096	$4,662
Basic Earnings Per Share Attributable to AT&T	$0.56	$0.75
Diluted Earnings Per Share Attributable to AT&T	$0.56	$0.75
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	7,313	6,161
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	7,342	6,180
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2019	2018
Net income	$4,348	$4,759
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $0 and $2 attributable to noncontrolling interest), net of taxes of $49 and $175	288	108
Securities:
Net unrealized gains (losses), net of taxes of $5 and $(4)	16	(12)
Derivative instruments:
Net unrealized gains, net of taxes of $34 and $180	127	674
Reclassification adjustment included in net income, net of taxes of $2 and $3	11	12
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0 and $185	-	567
Amortization of net prior service credit included in net income, net of taxes of $(113) and $(105)	(346)	(323)
Other comprehensive income (loss)	96	1,026
Total comprehensive income	4,444	5,785
Less: Total comprehensive income attributable to noncontrolling interest	(252)	(99)
Total Comprehensive Income Attributable to AT&T	$4,192	$5,686
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,516	$5,204
Accounts receivable - net of allowances for doubtful accounts of $905 and $907	23,863	26,472
Prepaid expenses	1,518	2,047
Other current assets	14,575	17,704
Total current assets	46,472	51,427
Noncurrent Inventories and Theatrical Film and Television Production Costs	10,270	7,713
Property, plant and equipment	332,517	330,690
Less: accumulated depreciation and amortization	(200,466)	(199,217)
Property, Plant and Equipment – Net	132,051	131,473
Goodwill	146,434	146,370
Licenses – Net	97,001	96,144
Trademarks and Trade Names – Net	24,218	24,345
Distribution Networks – Net	16,623	17,069
Other Intangible Assets – Net	24,732	26,269
Investments in and Advances to Equity Affiliates	6,230	6,245
Operating Lease Right-of-Use Assets	20,235	-
Other Assets	24,118	24,809
Total Assets	$548,384	$531,864

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$11,538	$10,255
Accounts payable and accrued liabilities	42,306	43,184
Advanced billings and customer deposits	5,956	5,948
Accrued taxes	1,130	1,179
Dividends payable	3,722	3,854
Total current liabilities	64,652	64,420
Long-Term Debt	163,942	166,250
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	59,207	57,859
Postemployment benefit obligation	19,664	19,218
Operating lease liabilities	18,253	-
Other noncurrent liabilities	27,715	30,233
Total deferred credits and other noncurrent liabilities	124,839	107,310

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2019 and December 31, 2018: issued 7,620,748,598 at March 31, 2019 and December 31, 2018)	7,621	7,621
Additional paid-in capital	125,174	125,525
Retained earnings	59,424	58,753
Treasury stock (323,523,763 at March 31, 2019 and 339,120,073
at December 31, 2018, at cost)	(11,452)	(12,059)
Accumulated other comprehensive income	4,345	4,249
Noncontrolling interest	9,839	9,795
Total stockholders’ equity	194,951	193,884
Total Liabilities and Stockholders’ Equity	$548,384	$531,864
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2019	2018

Operating Activities
Net income	$4,348	$4,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,206	5,994
Amortization of television and film costs	2,497	-
Undistributed earnings from investments in equity affiliates	112	(2)
Provision for uncollectible accounts	592	438
Deferred income tax expense	1,069	1,222
Net (gain) loss from investments, net of impairments	(175)	2
Actuarial (gain) loss on pension and postretirement benefits	432	(930)
Changes in operating assets and liabilities:
Accounts receivable	1,894	(439)
Other current assets, inventories and theatrical film and television production costs	(2,510)	614
Accounts payable and other accrued liabilities	(3,686)	(1,962)
Equipment installment receivables and related sales	652	505
Deferred customer contract acquisition and fulfillment costs	(375)	(826)
Retirement benefit funding	-	(140)
Other - net	(1,004)	(288)
Total adjustments	6,704	4,188
Net Cash Provided by Operating Activities	11,052	8,947

Investing Activities
Capital expenditures:
Purchase of property and equipment	(5,121)	(5,957)
Interest during construction	(61)	(161)
Acquisitions, net of cash acquired	(117)	(234)
Dispositions	10	56
(Purchases) sales of securities, net	(1)	(116)
Advances to and investments in equity affiliates, net	(111)	(1,007)
Cash collections of deferred purchase price	-	267
Net Cash Used in Investing Activities	(5,401)	(7,152)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(256)	-
Issuance of other short-term borrowings	296	-
Repayment of other short-term borrowings	(176)	-
Issuance of long-term debt	9,182	2,565
Repayment of long-term debt	(9,840)	(4,911)
Purchase of treasury stock	(189)	(145)
Issuance of treasury stock	167	11
Dividends paid	(3,714)	(3,070)
Other	109	2,048
Net Cash Used in Financing Activities	(4,421)	(3,502)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,230	(1,707)
Cash and cash equivalents and restricted cash beginning of year	5,400	50,932
Cash and Cash Equivalents and Restricted Cash End of Period	$6,630	$49,225
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2019		March 31, 2018
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	7,621	$7,621	6,495	$6,495
Issuance of stock	-	-	-	-
Balance at end of period	7,621	$7,621	6,495	$6,495

Additional Paid-In Capital
Balance at beginning of year		$125,525		$89,563
Issuance of treasury stock		(77)		(4)
Share-based payments		(274)		(155)
Balance at end of period		$125,174		$89,404

Retained Earnings
Balance at beginning of year		$58,753		$50,500
Net income attributable to AT&T ($0.56 and $0.75 per diluted share)		4,096		4,662
Dividends to stockholders ($0.51 and $0.50 per share)		(3,741)		(3,092)
Cumulative effect of accounting changes		316		2,997
Balance at end of period		$59,424		$55,067

Treasury Stock
Balance at beginning of year	(339)	$(12,059)	(356)	$(12,714)
Repurchase and acquisition of common stock	(7)	(208)	(4)	(164)
Issuance of treasury stock	22	815	12	446
Balance at end of period	(324)	$(11,452)	(348)	$(12,432)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$4,249		$7,017
Other comprehensive income attributable to AT&T		96		1,024
Amounts reclassified to retained earnings		-		(655)
Balance at end of period		$4,345		$7,386

Noncontrolling Interest
Balance at beginning of year		$9,795		$1,146
Net income attributable to noncontrolling interest		252		97
Interest acquired by noncontrolling owners		9		-
Distributions		(246)		(124)
Translation adjustments attributable to noncontrolling interest, net of taxes		-		2
Cumulative effect of accounting changes		29		35
Balance at end of period		$9,839		$1,156

Total Stockholders’ Equity at beginning of year		$193,884		$142,007
Total Stockholders’ Equity at end of period		$194,951		$147,076
See Notes to Consolidated Financial Statements.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation  Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control, including the operating results of Warner Media, LLC (formerly Time Warner Inc. and referred to as “Time Warner” or “WarnerMedia”), which was acquired on June 14, 2018 (see Note 8). AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

All significant intercompany transactions are eliminated in the consolidation process. Investments in subsidiaries and partnerships which we do not control but have significant influence are accounted for under the equity method. Earnings from certain investments accounted for using the equity method are included for periods ended within up to one quarter of our period end. We also record our proportionate share of our equity method investees’ other comprehensive income (OCI) items.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including estimates of probable losses and expenses. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation.

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Adopted Accounting Standards and Other Changes

Leases  As of January 1, 2019, we adopted, with modified retrospective application, Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” as modified (ASC 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements (see Note 10). ASC 842 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. For income statement recognition purposes, leases are classified as either a finance or an operating lease without relying upon bright-line tests.

The key change upon adoption of the standard was balance sheet recognition, given that the recognition of lease expense on our income statement is similar to our current accounting. Using the modified retrospective transition method of adoption, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements that were not accounted for as leases. We excluded all the leases with original terms of one year or less. Additionally, we elected to not separate lease and non-lease components for certain classes of assets in arrangements where we are the lessee and for certain classes of assets where we are the lessor. Our accounting for finance leases did not change from our prior accounting for capital leases.

The adoption of ASC 842 resulted in the recognition of an operating lease liability of $22,121 and an operating right-of-use asset of the same amount. Existing prepaid and deferred rent accruals were recorded as an offset to the right-of-use asset, resulting in a net asset of $20,960. The cumulative effect of the adoption to retained earnings was an increase of $316 reflecting the reclassification of deferred gains related to sale/leaseback transactions. We do not believe the standard will materially impact our future income statements or have a notable impact on our liquidity. The standard will have no impact on our debt-covenant compliance under our current agreements.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts
Deferral of Episodic Television and Film Costs  In March 2019, the FASB issued ASU No. 2019-02, “Entertainment—Films—Other Assets—Film Costs (Subtopic 926-20) and Entertainment—Broadcasters—Intangibles—Goodwill and Other (Subtopic 920-350): Improvements to Accounting for Costs of Films and License Agreements for Program Materials” (ASU 2019-02), which we early adopted as of January 1, 2019, with prospective application. The standard eliminates certain revenue-related constraints on capitalization of inventory costs for episodic television that existed under prior guidance. In addition, the balance sheet classification requirements that existed in prior guidance for film production costs and programming inventory were eliminated. As of January 1, 2019, we reclassified $2,274 of our programming inventory costs from “Other current assets” to “Other Assets” in accordance with the guidance. This change in accounting does not materially impact our income statement.

Spectrum Licenses in Mexico  During the first quarter of 2019, in conjunction with the renewal process of certain spectrum licenses in Mexico, we reassessed the estimated economic lives and renewal assumptions for these licenses. As a result, we have changed the life of these licenses from indefinite to finite-lived. On January 1, 2019, we began amortizing our spectrum licenses in Mexico over their average remaining economic life of 25 years. This change in accounting does not materially impact our income statement.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018, is shown in the table below:

	Three months ended
	March 31,
	2019	2018
Numerators
Numerator for basic earnings per share:
Net Income	$4,348	$4,759
Less: Net income attributable to noncontrolling interest	(252)	(97)
Net Income attributable to AT&T	4,096	4,662
Dilutive potential common shares:
Share-based payment	6	5
Numerator for diluted earnings per share	$4,102	$4,667
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,313	6,161
Dilutive potential common shares:
Share-based payment (in shares)	29	19
Denominator for diluted earnings per share	7,342	6,180
Basic earnings per share attributable to AT&T	$0.56	$0.75
Diluted earnings per share attributable to AT&T	$0.56	$0.75

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)	$(2)		$818		$6,517		$4,249
Other comprehensive income (loss) before reclassifications	288	16		127		-		431
Amounts reclassified from accumulated OCI	-	-		11	[1]	(346)	[2]	(335)
Net other comprehensive income (loss)	288	16		138		(346)		96
Balance as of March 31, 2019	$(2,796)	$14		$956		$6,171		$4,345

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)	$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	106	(12)		674		567		1,335
Amounts reclassified from accumulated OCI	-	-		12	[1]	(323)	[2]	(311)
Net other comprehensive income (loss)	106	(12)		686		244		1,024
Amounts reclassified to retained earnings	-	(655)	[3]	-		-		(655)
Balance as of March 31, 2018	$(1,948)	$(7)		$2,088		$7,253		$7,386
[1]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 7).
[2]	The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[3]	With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America, and (4) Xandr.

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
●	Mobility provides nationwide wireless service and equipment.
●
Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on DIRECTV and U-verse distribution platforms.

●	Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from AT&T’s Regional Sports Networks (RSNs) and equity investments (predominantly Game Show Network and Otter Media), previously included in Entertainment Group, have been reclassified into the WarnerMedia segment and are combined with the Time Warner operations for the period subsequent to our acquisition on June 14, 2018. This segment contains the following business units:
●
Turner is comprised of the historic Turner division as well as the financial results of our RSNs. This business unit primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

●
Home Box Office consists of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

●
Warner Bros. consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
●	Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.
●	Mexico provides wireless service and equipment to customers in Mexico.

The Xandr segment provides advertising services and includes AppNexus, an advertising technology company we acquired in August 2018. Xander services utilize data insights to develop and deliver targeted advertising across video and digital platforms. Certain revenues in this segment are also reported by the Communications segment and are eliminated upon consolidation.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

Corporate and Other reconcile our segment results to consolidated operating income and income before income taxes, and include:
●
Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense)-net and (5) the recharacterization of $150 of programming intangible asset amortization, for released programming acquired in the Time Warner acquisition, which we continue to report within WarnerMedia segment operating expense, to consolidated amortization expense.

●	Acquisition-related items which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.
●
Certain significant items includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the segments are not being evaluated.

●
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

For the three months ended March 31, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,567	$10,181	$7,386	$2,035	$5,351	$-	$5,351
Entertainment Group	11,328	8,527	2,801	1,323	1,478	-	1,478
Business Wireline	6,498	4,040	2,458	1,235	1,223	-	1,223
Total Communications	35,393	22,748	12,645	4,593	8,052	-	8,052
WarnerMedia
Turner	3,443	2,136	1,307	60	1,247	25	1,272
Home Box Office	1,510	921	589	22	567	15	582
Warner Bros.	3,518	2,919	599	52	547	6	553
Other	(92)	17	(109)	9	(118)	21	(97)
Total WarnerMedia	8,379	5,993	2,386	143	2,243	67	2,310
Latin America
Vrio	1,067	866	201	169	32	-	32
Mexico	651	725	(74)	131	(205)	-	(205)
Total Latin America	1,718	1,591	127	300	(173)	-	(173)
Xandr	426	160	266	13	253	-	253
Segment Total	45,916	30,492	15,424	5,049	10,375	$67	$10,442
Corporate and Other
Corporate	209	513	(304)	169	(473)
Acquisition-related items	(42)	73	(115)	1,988	(2,103)
Certain significant items	-	248	(248)	-	(248)
Eliminations and consolidations	(1,256)	(938)	(318)	-	(318)
AT&T Inc.	$44,827	$30,388	$14,439	$7,206	$7,233

AT&T INC. MARCH 31, 2019 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued Dollars in millions except per share amounts For the three months ended March 31, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,355	$10,102	$7,253	$2,095	$5,158	$-	$5,158
Entertainment Group	11,431	8,811	2,620	1,310	1,310	(1)	1,309
Business Wireline	6,747	4,016	2,731	1,170	1,561	(1)	1,560
Total Communications	35,533	22,929	12,604	4,575	8,029	(2)	8,027
WarnerMedia
Turner	112	74	38	1	37	27	64
Home Box Office	-	-	-	-	-	-	-
Warner Bros.	-	-	-	-	-	-	-
Other	-	8	(8)	-	(8)	(17)	(25)
Total WarnerMedia	112	82	30	1	29	10	39
Latin America
Vrio	1,354	1,001	353	205	148	-	148
Mexico	671	803	(132)	127	(259)	-	(259)
Total Latin America	2,025	1,804	221	332	(111)	-	(111)
Xandr	337	50	287	1	286	-	286
Segment Total	38,007	24,865	13,142	4,909	8,233	$8	$8,241
Corporate and Other
Corporate	333	735	(402)	23	(425)
Acquisition-related items	-	67	(67)	1,062	(1,129)
Certain significant items	-	180	(180)	-	(180)
Eliminations and consolidations	(302)	(4)	(298)	-	(298)
AT&T Inc.	$38,038	$25,843	$12,195	$5,994	$6,201

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income.

	Three months ended March 31,
	2019	2018
Communications	$8,052	$8,027
WarnerMedia	2,310	39
Latin America	(173)	(111)
Xandr	253	286
Segment Contribution	10,442	8,241
Reconciling Items:
Corporate and Other	(473)	(425)
Merger and integration items	(115)	(67)
Amortization of intangibles acquired	(1,988)	(1,062)
Employee separation charges	(248)	(51)
Natural disaster items	-	(104)
Foreign currency devaluation	-	(25)
Segment equity in net income of affiliates	(67)	(8)
Eliminations and consolidations	(318)	(298)
AT&T Operating Income	7,233	6,201
Interest Expense	2,141	1,771
Equity in net income (loss) of affiliates	(7)	9
Other income (expense) - net	286	1,702
Income Before Income Taxes	$5,371	$6,141

The following table presents intersegment revenues by segment.

Intersegment Reconciliation
	Three months ended March 31,
	2019	2018
Intersegment revenues
Communications	$-	$-
WarnerMedia	858	31
Latin America	-	-
Xandr	-	-
Total Intersegment Revenues	858	31
Consolidations	398	271
Eliminations and consolidations	$1,256	$302

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category:

For the three months ended March 31, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,725	$-	$-	$-	$-	$67	$-	$3,775	$17,567
Entertainment Group	-	2,070	683	7,724	-	350	501	-	11,328
Business Wireline	-	3,186	2,404	-	-	-	749	159	6,498
WarnerMedia
Turner	-	-	-	1,965	135	1,261	82	-	3,443
Home Box Office	-	-	-	1,334	173	-	3	-	1,510
Warner Bros.	-	-	-	21	3,332	10	155	-	3,518
Eliminations and Other	-	-	-	49	(152)	8	3	-	(92)
Latin America
Vrio	-	-	-	1,067	-	-	-	-	1,067
Mexico	442	-	-	-	-	-	-	209	651
Xandr	-	-	-	-	-	426	-	-	426
Corporate and Other	-	-	-	-	-	-	167	-	167
Eliminations and consolidations	-	-	-	-	(837)	(350)	(69)	-	(1,256)
Total Operating Revenues	$14,167	$5,256	$3,087	$12,160	$2,651	$1,772	$1,591	$4,143	$44,827

For the three months ended March 31, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,362	$-	$-	$-	$-	$41	$-	$3,952	$17,355
Entertainment Group	-	1,878	806	7,891	-	334	519	3	11,431
Business Wireline	-	3,043	2,865	-	-	-	669	170	6,747
WarnerMedia
Turner	-	-	-	98	-	14	-	-	112
Home Box Office	-	-	-	-	-	-	-	-	-
Warner Bros.	-	-	-	-	-	-	-	-	-
Eliminations and Other	-	-	-	-	-	-	-	-	-
Latin America
Vrio	-	-	-	1,354	-	-	-	-	1,354
Mexico	404	-	-	-	-	-	-	267	671
Xandr	-	-	-	-	-	337	-	-	337
Corporate and Other	-	-	-	-	-	-	333	-	333
Eliminations and consolidations	-	-	-	-	-	(334)	32	-	(302)
Total Operating Revenues	$13,766	$4,921	$3,671	$9,343	$-	$392	$1,553	$4,392	$38,038

AT&T INC.
MARCH 31, 2019

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

Our deferred customer contract acquisition costs and deferred customer contract fulfillment costs balances were $4,297 and $11,592 as of March 31, 2019, respectively, of which $2,143 and $4,214 were included in Other current assets on our consolidated balance sheets. For the three months ended March 31, 2019, we amortized $547 and $1,098 of these costs, respectively.

Our deferred customer contract acquisition costs and deferred customer contract fulfillment costs balances were $3,974 and $11,540 as of December 31, 2018, respectively, of which $1,901 and $4,090 were included in Other current assets on our consolidated balance sheets. For the three months ended March 31, 2018, we amortized $263 and $1,047 of these costs, respectively.

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

The following table presents contract assets and liabilities at March 31, 2019 and December 31, 2018:
	March 31,	December 31,
	2019	2018

Contract asset	$2,198	$1,896
Contract liability	6,899	6,856

Our beginning of period contract liability recorded as customer contract revenue during 2019 was $4,379.

Our consolidated balance sheets at March 31, 2019 and December 31, 2018 included approximately $1,462 and $1,244, respectively, for the current portion of our contract asset in “Other current assets” and $5,715 and $5,752, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $39,627 of which we expect to recognize approximately 80% by the end of 2020, with the balance recognized thereafter.

AT&T INC.
MARCH 31, 2019

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

During the quarter, for certain management participants in our pension plan who terminated employment before April 1, 2019, we offered the option of more favorable 2018 interest rates and mortality basis for determining lump-sum distributions. For the quarter ended March 31, 2019 we recorded special termination benefits of $93 associated with this offer in “Other income (expense) – net.” During the first quarter, we also committed to a plan to offer certain terminated vested pension plan participants the opportunity to receive their benefit in a lump-sum amount.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of other income (expense) – net at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipate total distributions from the pension plan will exceed the threshold of service and interest costs for 2019, requiring us to follow settlement accounting. We have remeasured our pension benefit obligations at March 31, 2019, and will remeasure our pension benefit obligation at each quarter-end of 2019 as we expect settlements to occur during each quarter.

As part of our first-quarter 2019 remeasurement, we decreased the weighted-average discount rate used to measure our pension benefit obligation from 4.50% to 4.10%. The discount rate in effect for determining pension service and interest costs after remeasurement is 4.30% and 3.70%, respectively. The remeasurement reflects an actual return on plan assets of 5.80% (quarterly rate) relative to our expected long-term rate of 7.00% (annual rate).

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension cost (benefit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

	Three months ended
	March 31,
	2019	2018
Pension cost:
Service cost – benefits earned during the period	$240	$291
Interest cost on projected benefit obligation	549	487
Expected return on assets	(851)	(760)
Amortization of prior service credit	(33)	(30)
Actuarial (gain) loss	432	-
Net pension (credit) cost	$337	$(12)

Postretirement cost:
Service cost – benefits earned during the period	$18	$29
Interest cost on accumulated postretirement benefit obligation	186	191
Expected return on assets	(56)	(77)
Amortization of prior service credit	(426)	(397)
Actuarial (gain) loss	-	(930)
Net postretirement (credit) cost	$(278)	$(1,184)

Combined net pension and postretirement (credit) cost	$59	$(1,196)

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter ended 2019 and 2018, net supplemental pension benefits costs not included in the table above were $25 and $21.

NOTE 7. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

The fair value measurements level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2018.

Long-Term Debt and Other Financial Instruments
The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$170,532	$179,576	$171,529	$172,287
Commercial paper	2,957	2,957	3,048	3,048
Bank borrowings	4	4	4	4
Investment securities[2]	3,606	3,606	3,409	3,409
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2019 and December 31, 2018. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,092	$-	$-	$1,092
International equities	263	-	-	263
Fixed income equities	208	-	-	208
Available-for-Sale Debt Securities	-	989	-	989
Asset Derivatives
Interest rate swaps	-	2	-	2
Cross-currency swaps	-	427	-	427
Foreign exchange contracts	-	87	-	87
Liability Derivatives
Interest rate swaps	-	(13)	-	(13)
Cross-currency swaps	-	(2,697)	-	(2,697)
Foreign exchange contracts	-	(6)	-	(6)

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,061	$-	$-	$1,061
International equities	256	-	-	256
Fixed income equities	172	-	-	172
Available-for-Sale Debt Securities	-	870	-	870
Asset Derivatives
Cross-currency swaps	-	472	-	472
Foreign exchange contracts	-	87	-	87
Liability Derivatives
Interest rate swaps	-	(39)	-	(39)
Cross-currency swaps	-	(2,563)	-	(2,563)
Foreign exchange contracts	-	(2)	-	(2)

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

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

The components comprising total gains and losses on equity securities are as follows:

	Three months ended
	March 31,
	2019	2018
Total gains (losses) recognized on equity securities	$160	$(13)
Gains (Losses) recognized on equity securities sold	86	52
Unrealized gains (losses) recognized on equity securities held at end of period	74	(65)

At March 31, 2019, available-for-sale debt securities totaling $989 have maturities as follows - less than one year: $46; one to three years: $178; three to five years: $98; for five or more years: $667.

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

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2019 and 2018, no ineffectiveness was measured on fair value hedges.

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

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cash flow hedges each quarter. In the three months ended March 31, 2019 and 2018, no ineffectiveness was measured on cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $63 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging  We have designated €700 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of WarnerMedia. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated other comprehensive income, net on the consolidated balance sheet.

Collateral and Credit-Risk Contingency  We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2019, we had posted collateral of $334 (a deposit asset) and held collateral of $166 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in March, we would have been required to post additional collateral of $175. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $1,360. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $258. At December 31, 2018, we had posted collateral of $1,675 (a deposit asset) and held collateral of $103 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2019	2018
Interest rate swaps	$1,633	$3,483
Cross-currency swaps	42,192	42,192
Foreign exchange contracts	1,238	2,094
Total	$45,063	$47,769

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2019	2018
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$24	$(53)
Gain (Loss) on long-term debt	(24)	53

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

In addition, the net swap settlements that accrued and settled in the quarter ended March 31 were offset against interest expense.

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2019	2018
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$168	$854
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	(7)	-
Other income (expense) - net reclassified from accumulated OCI into income	3	-
Interest rate locks:
Interest income (expense) reclassified from accumulated OCI into income	(16)	(15)

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

In July 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. On February 26, 2019, the D.C. Circuit unanimously affirmed our win. AT&T’s representations to the DOJ regarding its operation of Turner expired on February 28, 2019. The DOJ did not ask the D.C. Circuit to rehear its appeal before the applicable April 12, 2019 deadline, and it stated publicly on February 26, 2018 that “[t]he department has no plans to seek further review” of the D.C. Circuit’s decision. The DOJ’s deadline to file a petition for writ of certiorari with the United States Supreme Court is May 28, 2019.

We paid Time Warner shareholders $36,599 in AT&T stock and $42,100 in cash. Total consideration, including share-based payment arrangements and other adjustments totaled $79,358, excluding Time Warner’s net debt at acquisition. The fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost and market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, “Fair Value Measurement,” other than cash and long-term debt acquired in the acquisition. The income approach was primarily used to value the intangible assets, consisting primarily of distribution network, released TV and film content, in-place advertising network, trade names, and franchises. The income approach estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flow is discounted at a required rate of return that reflects the relative risk of achieving the cash flow and the time value of money. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used, as appropriate, for plant, property and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

The following table summarizes the preliminary estimated fair values of the Time Warner assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

Assets acquired
Cash	$1,889
Accounts receivable	9,052
All other current assets	2,913
Noncurrent inventory and theatrical film and television production costs	5,591
Property, plant and equipment	4,785
Intangible assets subject to amortization
Distribution network	18,040
Released television and film content	10,806
Trademarks and trade names	18,081
Other	10,300
Investments and other assets	9,449
Goodwill	38,569
Total assets acquired	129,475

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	8,303
Debt maturing within one year	4,471
Long-term debt	18,394
Other noncurrent liabilities	18,948
Total liabilities assumed	50,116
Net assets acquired	79,359
Noncontrolling interest	(1)
Aggregate value of consideration paid	$79,358

These estimates are preliminary in nature and subject to adjustments, which could be material. Any necessary adjustments will be finalized within one year from the date of acquisition. Substantially all the receivables acquired are expected to be collectible. We have not identified any material unrecorded pre-acquisition contingencies where the related asset or liability, or an impairment is probable and the amount can be reasonably estimated. Goodwill is calculated as the difference between the acquisition date fair value of the consideration transferred and the fair value of the net assets acquired, and represents the future economic benefits that we expect to achieve as a result of the acquisition. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change goodwill. Purchased goodwill is not expected to be deductible for tax purposes. As we finalize the valuation of assets acquired and liabilities assumed, we will determine to which reporting units within the WarnerMedia segment any changes in goodwill should be recorded.

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

NOTE 9. SALES OF RECEIVABLES

As described further below, we have agreements with various third-party financial institutions pertaining to the sale of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price, and (2) receivables related to licensed programming and advertising. Under these programs, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables, where applicable. Under the terms of our agreements for these programs, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

As of March 31, 2019 and December 31, 2018, gross receivables included on our consolidated balance sheets, related to these programs, are $6,611 and $5,994, respectively, of which $3,072 and $3,457 are notes receivable that are included in “Accounts receivable - net.”

The outstanding portfolio of receivables derecognized from our consolidated balance sheets, but which we continue to service, was $10,863 and $9,065 at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, total cash proceeds received, net of remittances (excluding amounts returned as deferred purchase price), were $8,387.

The following table sets forth a summary of receivables sold during the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Gross receivables sold	$4,101	$3,010
Net receivables sold[1]	3,909	2,795
Cash proceeds received	3,675	2,395
Deferred purchase price recorded	309	519
Guarantee obligation recorded	138	123
[1]	Receivables net of allowance, imputed interest and trade-in right guarantees.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

Equipment Installment Receivables
We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.

We maintain a program, under which we transfer a portion of these receivables in exchange for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. In the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the financial institutions equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation for this estimated amount at the time the receivables are transferred.

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
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

The following table shows the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price and cash during the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Fair value of repurchased receivables	$423	$-
Carrying value of deferred purchase price	407	-
Gain (loss) on repurchases[1]	$16	$-
[1]	These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At March 31, 2019 and December 31, 2018, our deferred purchase price receivable was $2,240 and $2,370, respectively, of which $1,418 and $1,448 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2019 and December 31, 2018 was $430 and $439, respectively, of which $160 and $196 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Programming and Advertising Receivables
In March 2019, we entered into a revolving agreement to transfer certain receivables from our WarnerMedia business to various financial institutions in exchange for cash. These receivables originate from the sale of licensed programming and advertising. Upon sale, we reclassify the allowance against these receivables to a guarantee liability. We have fully guaranteed the repayment of the transferred receivables and have also pledged, as collateral under this agreement, additional receivables in the amount of $1,402. Our maximum exposure to loss related to selling these receivables is limited to the outstanding $1,400 of sold receivables.

NOTE 10. LEASES
We have operating and finance leases for certain facilities and equipment used in operations. Our leases have remaining lease terms of 1 year to 13 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.
We have recognized a right-of-use asset for both operating and finance leases, and an operating lease liability that represents the present value of our obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which will be updated on a quarterly basis for measurement of new lease liabilities.
The components of lease expense were as follows:

Three months ended
March 31, 2019
Operating lease cost	$1,242

Finance lease cost:
Amortization of right-of-use assets	$66
Interest on lease obligation	42
Total finance lease cost	$108

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

Supplemental balance sheet information related to leases is as follows:

At March 31, 2019

Operating Leases
Operating lease right-of-use assets	$20,235

Accounts payable and accrued liabilities	$3,072
Operating lease obligation	18,253
Total operating lease obligation	$21,325

Finance Leases
Property, plant and equipment, at cost	$3,377
Accumulated depreciation and amortization	(1,173)
Property, plant and equipment, net	$2,204

Current portion of long-term debt	$135
Long-term debt	1,852
Total finance lease obligation	$1,987

Weighted-Average Remaining Lease Term
Operating leases	7.9	yrs
Finance leases	10.9	yrs

Weighted-Average Discount Rate
Operating leases	4.7%
Finance leases	8.6%

Future minimum maturities of lease liabilities are as follows:

At March 31, 2019	Operating	Finance
	Leases	Leases
Remainder of 2019	$3,201	$246
2020	3,981	290
2021	3,533	279
2022	3,231	263
2023	2,893	254
Thereafter	9,633	1,828
Total lease payments	26,472	3,160
Less imputed interest	(5,147)	(1,173)
Total	$21,325	$1,987

AT&T INC.
MARCH 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -  Continued
Dollars in millions except per share amounts

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows
We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

	March 31,		December 31,
Cash and Cash Equivalents and Restricted Cash	2019	2018	2018	2017
Cash and cash equivalents	$6,516	$48,872	$5,204	$50,498
Restricted cash in Other current assets	20	8	61	6
Restricted cash in Other Assets	94	345	135	428
Cash and cash equivalents and restricted cash	$6,630	$49,225	$5,400	$50,932

	Three months ended
	March 31,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:	2019	2018
Operating cash flows from operating leases	$1,332	$1,207

	Three months ended
	March 31,
Cash Paid (Received) During the Period for:	2019	2018
Interest	$2,507	$2,408
Income taxes, net of refunds	(379)	(1,089)

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

OVERVIEW
AT&T Inc. is referred to as “we,” “AT&T” or the “Company” throughout this document, and the names of the particular subsidiaries and affiliates providing the services generally have been omitted. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this discussion in conjunction with the consolidated financial statements and accompanying notes (Notes). We completed the acquisition of Time Warner Inc. (Time Warner) on June 14, 2018, and have included its results after that date. In accordance with U.S. generally accepted accounting principles (GAAP), operating results from Time Warner prior to the acquisition are excluded.

We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America and (4) Xandr. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items, and equity in net income (loss) of affiliates for investments managed within each segment. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

	First Quarter
			Percent
	2019	2018	Change
Operating Revenues
Communications	$35,393	$35,533	(0.4)%
WarnerMedia	8,379	112	-
Latin America	1,718	2,025	(15.2)
Xandr	426	337	26.4
Corporate and other	167	333	(49.8)
Eliminations and consolidation	(1,256)	(302)	-
AT&T Operating Revenues	44,827	38,038	17.8

Operating Contribution
Communications	8,052	8,027	0.3
WarnerMedia	2,310	39	-
Latin America	(173)	(111)	(55.9)
Xandr	253	286	(11.5)
Segment Operating Contribution	$10,442	$8,241	26.7%

The Communications segment provides services to businesses and consumers located in the U.S. or in U.S. territories and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:
Mobility provides nationwide wireless service and equipment.

Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on DIRECTV and U-verse distribution platforms.

Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

AT&T INC.
MARCH 31, 2019

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

Turner is comprised of the historic Turner division as well as the financial results of our AT&T's Regional Sports Networks (RSNs). This business unit primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

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

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:
Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.
Mexico provides wireless service and equipment to customers in Mexico.

The Xandr segment provides advertising services and includes our recently acquired AppNexus. These services utilize data insights to develop and deliver targeted advertising across video and digital platforms.

RESULTS OF OPERATIONS

Consolidated Results  Our financial results are summarized in the following discussions. Additional analysis is discussed in our “Segment Results” section. Percentage increases and decreases that are not considered meaningful are denoted with a dash. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	First Quarter
			Percent
	2019	2018	Change
Operating Revenues
Service	$40,684	$33,646	20.9%
Equipment	4,143	4,392	(5.7)
Total Operating Revenues	44,827	38,038	17.8

Operating expenses
Operations and support	30,388	25,843	17.6
Depreciation and amortization	7,206	5,994	20.2
Total Operating Expenses	37,594	31,837	18.1
Operating Income	7,233	6,201	16.6
Interest expense	2,141	1,771	20.9
Equity in net income (loss) of affiliates	(7)	9	-
Other income (expense) – net	286	1,702	(83.2)
Income Before Income Taxes	5,371	6,141	(12.5)
Net Income	4,348	4,759	(8.6)
Net Income Attributable to AT&T	$4,096	$4,662	(12.1)%

Operating revenues increased in the first quarter of 2019. The increase was primarily due to our 2018 acquisition of Time Warner. Partially offsetting these increases in revenues were declines in our Latin America segment and Communications segment, driven by lower legacy services, video and wireless equipment revenues. Revenues were also negatively impacted by foreign exchange pressure.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses increased in the first quarter of 2019. The increase was primarily due to our 2018 acquisition of Time Warner, partially offset by lower equipment costs in our Communications and Latin America segments and lower expenses due to our continued focus on cost management.

Depreciation and amortization expense increased in the first quarter of 2019. Depreciation expense increased $285, or 5.8%, primarily due to the Time Warner acquisition as well as ongoing capital spending for network upgrades and expansion.

Amortization expense increased $927 in 2019 primarily due to the amortization of intangibles associated with WarnerMedia.

Operating income increased in the first quarter of 2019. Our operating income margin in the first quarter decreased from 16.3% in 2018 to 16.1% in 2019.

Interest expense increased in the first quarter of 2019. The increase was primarily due to higher debt balances related to our acquisition of Time Warner, including interest expense on Time Warner notes.

Equity in net income of affiliates decreased in the first quarter of 2019, primarily due to basis amortization of Time Warner investments, which were acquired in the second quarter of 2018.

Other income (expense) – net decreased in the first quarter of 2019. The decrease was primarily due to actuarial losses of $432 in 2019 compared to an actuarial gain of $930 in the comparable prior year. First-quarter 2019 also includes $45 of debt redemption expenses.

Income taxes decreased in the first quarter of 2019. Our effective tax rate was 19.0% for the first quarter of 2019, versus 22.5% for the comparable year prior. The decrease in income tax expense was primarily due to lower income before income taxes and the impacts of tax settlements in the first quarter of 2019. The decrease in our effective tax rate was primarily due to the impacts of tax settlements.

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2019	2018	Change
Segment Operating Revenues
Mobility	$17,567	$17,355	1.2%
Entertainment Group	11,328	11,431	(0.9)
Business Wireline	6,498	6,747	(3.7)
Total Segment Operating Revenues	35,393	35,533	(0.4)

Segment Operating Contribution
Mobility	5,351	5,158	3.7
Entertainment Group	1,478	1,309	12.9
Business Wireline	1,223	1,560	(21.6)
Total Segment Operating Contribution	$8,052	$8,027	0.3%

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Selected Subscribers and Connections
	First Quarter
(000s)	2019	2018
Total domestic broadband connections	15,737	15,775
Network access lines in service	9,576	11,288
U-verse VoIP connections	4,935	5,585

Operating revenues decreased in the first quarter of 2019, driven by declines in our Entertainment Group and Business Wireline business units, partially offset by increases in our Mobility business unit. The decreases reflect continued declines in legacy voice and data products, decreased equipment revenues from lower postpaid smartphone sales and the shift to over-the-top (OTT) video offerings, largely offset by higher wireless service and advanced data revenues.

Operating contribution increased in the first quarter of 2019, reflecting improvement in our Mobility and Entertainment Group business units, partially offset by declines in our Business Wireline business unit. Our Communications segment operating income margin in the first quarter increased from 22.6% in 2018 to 22.8% in 2019.

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Service	$13,792	$13,403	2.9%
Equipment	3,775	3,952	(4.5)
Total Operating Revenues	17,567	17,355	1.2

Operating expenses
Operations and support	10,181	10,102	0.8
Depreciation and amortization	2,035	2,095	(2.9)
Total Operating Expenses	12,216	12,197	0.2
Operating Income	5,351	5,158	3.7
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$5,351	$5,158	3.7%

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Mobility:

	First Quarter		Percent
(in 000s)	2019	2018	Change
Wireless Subscribers
Postpaid smartphones	60,597	60,002	1.0%
Postpaid feature phones and data-centric devices	15,953	17,429	(8.5)
Postpaid	76,550	77,431	(1.1)
Prepaid	17,180	15,671	9.6
Reseller	7,574	9,002	(15.9)
Connected devices[1]	54,428	41,728	30.4
Total Wireless Subscribers	155,732	143,832	8.3

Wireless Net Additions[2]
Postpaid	(204)	49	-
Prepaid	96	241	(60.2)
Reseller	(253)	(388)	34.8
Connected devices[1]	3,088	2,728	13.2
Wireless Net Subscriber Additions	2,727	2,630	3.7

Postpaid Phone Subscribers	63,438	63,657	(0.3)
Postpaid Phone Net Additions	80	(60)	-%

Postpaid Churn[3]	1.17	1.06	11	BP
Postpaid Phone-Only Churn [3]	0.93	0.84	9	BP
[1]	Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[2] Excludes acquisition-related additions during the period.
[3]	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the first quarter largely due to higher average revenue per subscriber (ARPU) and growth in Cricket and AT&T PREPAIDSM subscribers.

ARPU
ARPU increased in the first quarter primarily due to price actions that were not in effect in the comparative prior year.

Churn
The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn was higher in the first quarter due to continued competitive pricing in the industry.

Equipment revenue decreased in the first quarter driven by lower postpaid smartphone sales, resulting from the continuing trend of customers choosing to upgrade devices less frequently or bring their own.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses increased in the first quarter primarily due to higher commission deferral amortization, partially offset by lower postpaid smartphone volumes and increased operational efficiencies.

Depreciation expense decreased in the first quarter primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased in the first quarter. Our Mobility operating income margin in the first quarter increased from 29.7% in 2018 to 30.5% in 2019. Our Mobility EBITDA margin in the first quarter increased from 41.8% in 2018 to 42.0% in 2019. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

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

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add connected devices, attract subscribers from other providers and/or minimize subscriber churn.

Connected Devices
Connected devices include data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. The number of connected device subscriber relationships increased during the first quarter of 2019, driven by the addition of approximately 2.0 million wholesale connected cars through agreements with various carmakers and strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

Entertainment Group Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Video entertainment	$8,074	$8,225	(1.8)%
High-speed internet	2,070	1,878	10.2
Legacy voice and data services	683	806	(15.3)
Other service and equipment	501	522	(4.0)
Total Operating Revenues	11,328	11,431	(0.9)

Operating expenses
Operations and support	8,527	8,811	(3.2)
Depreciation and amortization	1,323	1,310	1.0
Total Operating Expenses	9,850	10,121	(2.7)
Operating Income	1,478	1,310	12.8
Equity in Net Income (Loss) of Affiliates	-	(1)	-
Operating Contribution	$1,478	$1,309	12.9%

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Entertainment Group business unit:

	First Quarter		Percent Change
(in 000s)	2019	2018
Video Connections
Premium TV1	22,359	23,902	(6.5)%
DIRECTV NOW[2]	1,508	1,467	2.8
Total Video Connections	23,867	25,369	(5.9)

Broadband Connections
IP1	13,822	13,616	1.5
DSL	632	816	(22.5)
Total Broadband Connections	14,454	14,432	0.2

Retail Consumer Switched Access Lines	3,787	4,535	(16.5)
U-verse Consumer VoIP Connections	4,393	5,105	(13.9)
Total Retail Consumer Voice Connections	8,180	9,640	(15.1)

Video Net Additions
Premium TV1, 3	(544)	(187)	-
DIRECTV NOW[2]	(83)	312	-
Net Video Additions	(627)	125	-

Broadband Net Additions
IP1	93	154	(39.6)
DSL	(48)	(72)	33.3
Net Broadband Additions	45	82	(45.1)

Fiber Broadband Connections (included in IP)	3,060	1,955	56.5
Fiber Broadband Net Additions (included in IP)	297	226	31.4%
[1]			2019 includes the impact of aligning our subscriber billing practice with the industry and AT&T Mobility to extend customer business disconnection period to the end of the billing cycle, resulting in an increase of 117 net video and 38 net broadband subscribers at March
31, 2019.
[2]			Consistent with industry practice, DIRECTV NOW includes connections that are on a free-trial.
[3]			Includes disconnections for customers that migrated to DIRECTV NOW.

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the first quarter of 2019, largely driven by a 6.5% decline in premium TV subscribers. Our customers continue to shift, consistent with the rest of the industry, from a premium linear service to our more economically priced OTT video service which has pressured our video revenues. OTT net additions declined in the first quarter due to price changes and promotions. Churn rose for subscribers with premium TV only service, partially reflecting price increases.

High-speed internet revenues increased in the first quarter of 2019. In addition to the shift of subscribers to our higher-speed fiber services, our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service, having about half the churn of broadband-only subscribers.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Legacy voice and data service revenues decreased in the first quarter of 2019, reflecting the continued migration of customers to our more advanced IP-based offerings or to competitors.

Operations and support expenses decreased in the first quarter of 2019. Contributing to the decreases were lower marketing costs and volumes, our ongoing focus on cost efficiencies, a one-time settlement of a carriage dispute and the impact of a prior update to the estimated economic life for our entertainment group customers.

Depreciation expense increased in the first quarter of 2019, primarily due to our ongoing capital spending for network upgrades and expansion.

Operating income increased in the first quarter of 2019. Our Entertainment Group operating income margin in the first quarter increased from 11.5% in 2018 to 13.0% in 2019. Our Entertainment Group EBITDA margin in the first quarter increased from 22.9% in 2018 to 24.7% in 2019.

Business Wireline Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Strategic and managed services	$3,792	$3,595	5.5%
Legacy voice and data services	2,404	2,865	(16.1)
Other service and equipment	302	287	5.2
Total Operating Revenues	6,498	6,747	(3.7)

Operating expenses
Operations and support	4,040	4,016	0.6
Depreciation and amortization	1,235	1,170	5.6
Total Operating Expenses	5,275	5,186	1.7
Operating Income	1,223	1,561	(21.7)
Equity in Net Income (Loss) of Affiliates	-	(1)	-
Operating Contribution	$1,223	$1,560	(21.6)%

Strategic and managed services revenues increased in the first quarter of 2019. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions and managed services.

Legacy voice and data service revenues decreased in the first quarter of 2019, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues increased in the first quarter of 2019, driven by revenues from intellectual property. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses increased in the first quarter of 2019, primarily due to higher fulfillment deferral amortization. Partially offsetting the increase is our continued efforts to shift to a software-based network and automate and digitize our customer support activities.

Depreciation expense increased in the first quarter, primarily due to increases in capital spending for network upgrades and expansion.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating income decreased in the first quarter of 2019. Our Business Wireline operating income margin in the first quarter decreased from 23.1% in 2018 to 18.8% in 2019. Our Business Wireline EBITDA margin in the first quarter decreased from 40.5% in 2018 to 37.8% in 2019.

WARNERMEDIA SEGMENT	First Quarter
			Percent
	2019	2018	Change
Segment Operating Revenues
Turner	$3,443	$112	-%
Home Box Office	1,510	-	-
Warner Bros.	3,518	-	-
Eliminations & Other	(92)	-	-
Total Segment Operating Revenues	8,379	112	-

Segment Operating Contribution
Turner	1,272	64	-
Home Box Office	582	-	-
Warner Bros.	553	-	-
Eliminations & Other	(97)	(25)	-
Total Segment Operating Contribution	$2,310	$39	-%

Our WarnerMedia segment consists of our Turner, Home Box Office and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases. WarnerMedia also includes our financial results for RSNs, which comprise the prior period results reported in this segment.

The WarnerMedia segment does not include results from Time Warner operations for the periods prior to our June 14, 2018 acquisition. Otter Media is included as an equity method investment for periods prior to our August 7, 2018 acquisition of the remaining interest and is in the segment operating results following the acquisition. Consistent with our past practice, many of the fair value adjustments from the application of purchase accounting required under GAAP have not been allocated to the segment, instead they are reported as acquisition-related items in the reconciliation to consolidated results.

Operating revenues were $8,379 in the first quarter of 2019.

Operating contribution was $2,310 for the first quarter of 2019. Our WarnerMedia segment operating income margin was 26.8%.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia Business Unit Discussion
Turner Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Subscription	$1,965	$98	-%
Advertising	1,261	14	-
Content and other	217	-	-
Total Operating Revenues	3,443	112	-

Operating expenses
Operations and support	2,136	74	-
Depreciation and amortization	60	1	-
Total Operating Expenses	2,196	75	-
Operating Income	1,247	37	-
Equity in Net Income of Affiliates	25	27	(7.4)
Operating Contribution	$1,272	$64	-%

Turner includes the WarnerMedia businesses managed by Turner as well as our financial results for RSNs, which comprise the prior period results reported in this business unit.

Operating revenues for Turner are generated primarily from licensing programming to distribution affiliates and from selling advertising on its networks and digital properties. Revenues for the first quarter included $1,965 of subscription, $1,261 of advertising and $217 of content and other revenue.

Operations and support expenses totaled $2,136 for the first quarter of 2019.

Operating income was $1,247 in the first quarter of 2019. Our Turner operating income margin was 36.2% in the first quarter of 2019. Our Turner EBITDA margin was 38.0% in the first quarter of 2019.

Home Box Office Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Subscription	$1,334	$-	-%
Content and other	176	-	-
Total Operating Revenues	1,510	-	-

Operating expenses
Operations and support	921	-	-
Depreciation and amortization	22	-	-
Total Operating Expenses	943	-	-
Operating Income	567	-	-
Equity in Net Income of Affiliates	15	-	-
Operating Contribution	$582	$-	-%

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating revenues for Home Box Office are generated from the exploitation of original and licensed programming through distribution outlets. Revenues for the first quarter included $1,334 of subscription and $176 of content and other revenue.

Operations and support expenses totaled $921 for the first quarter of 2019.

Operating income was $567 in the first quarter of 2019. Our Home Box Office operating income margin was 37.5% in the first quarter of 2019. Our Home Box Office EBITDA margin was 39.0% in the first quarter of 2019.

Warner Bros. Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues
Theatrical product	$1,506	$-	-%
Television product	1,613	-	-
Games and other	399	-	-
Total Operating Revenues	3,518	-	-

Operating expenses
Operations and support	2,919	-	-
Depreciation and amortization	52	-	-
Total Operating Expenses	2,971	-	-
Operating Income	547	-	-
Equity in Net Income of Affiliates	6	-	-
Operating Contribution	$553	$-	-%

Operating revenues for Warner Bros. primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). For the first quarter, total operating revenues were $3,518 and included $1,506 from theatrical product, $1,613 from television product and $399 from games and other.

Operations and support expenses totaled $2,919 for the first quarter of 2019.

Operating income was $547 in the first quarter of 2019. Our Warner Bros. operating income margin was 15.5% in the first quarter of 2019. Our Warner Bros. EBITDA margin was 17.0% in the first quarter of 2019.

LATIN AMERICA SEGMENT	First Quarter
			Percent
	2019	2018	Change
Segment Operating Revenues
Vrio	$1,067	$1,354	(21.2)%
Mexico	651	671	(3.0)
Total Segment Operating Revenues	1,718	2,025	(15.2)

Segment Operating Contribution
Vrio	32	148	(78.4)
Mexico	(205)	(259)	20.8
Total Segment Operating Contribution	$(173)	$(111)	(55.9)%

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating Results
Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

Operating revenues decreased in the first quarter of 2019 driven by lower revenues for Vrio, primarily resulting from foreign exchange pressure.

Operating contribution decreased in the first quarter of 2019, reflecting foreign exchange pressure. Our Latin America segment operating income margin in the first quarter was (10.1)% in 2019 and  (5.5)% in 2018.

Latin America Business Unit Discussion
Vrio Results
	First Quarter
			Percent
	2019	2018	Change
Operating revenues	$1,067	$1,354	(21.2)%

Operating expenses
Operations and support	866	1,001	(13.5)
Depreciation and amortization	169	205	(17.6)
Total Operating Expenses	1,035	1,206	(14.2)
Operating Income	32	148	(78.4)
Operating Contribution	$32	$148	(78.4)%

The following tables highlight other key measures of performance for Vrio:

	First Quarter
			Percent
(in 000s)	2019	2018	Change
Vrio Video Subscribers[1,2]	13,584	13,573	0.1%

Vrio Video Net Subscriber Additions[3]	(32)	(15)	-%
[1]			Excludes subscribers of our equity investment in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 7.6 million subscribers at December 31, 2018 and 7.9 million subscribers at March 31, 2018.
[2]			2019 excludes the impact of 222 subscriber disconnections resulting from conforming our video credit policy across the region, which is reflected in beginning of period subscribers.
[3]			Excludes SKY Mexico net subscriber losses of 199 and 92 for the quarter ended December 31, 2018 and March 31, 2018, respectively.

Operating revenues decreased in the first quarter of 2019, primarily due to foreign exchange pressures.

Operations and support expenses decreased in the first quarter of 2019, primarily due to changes in foreign currency exchange rates. Approximately 17% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the first quarter of 2019, primarily due to changes in foreign currency exchange rates.

Operating income decreased in the first quarter of 2019. Our Vrio operating income margin in the first quarter decreased from 10.9% in 2018 to 3.0% in 2019. Our Vrio EBITDA margin in the first quarter decreased from 26.1% in 2018 to 18.8% in 2019.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Mexico Results

	First Quarter
	2019	2018	Percent Change
Operating revenues
Service	$442	$404	9.4%
Equipment	209	267	(21.7)
Total Operating Revenues	651	671	(3.0)

Operating expenses
Operations and support	725	803	(9.7)
Depreciation and amortization	131	127	3.1
Total Operating Expenses	856	930	(8.0)
Operating Income (Loss)	(205)	(259)	20.8
Operating Contribution	$(205)	$(259)	20.8%

The following tables highlight other key measures of performance for Mexico:

	First Quarter
			Percent
(in 000s)	2019	2018	Change
Mexico Wireless Subscribers[1]
Postpaid	5,642	5,607	0.6%
Prepaid	11,779	9,857	19.5
Reseller	301	178	69.1
Total Mexico Wireless Subscribers	17,722	15,642	13.3%

Mexico Wireless Net Additions
Postpaid	(69)	109	-%
Prepaid	114	459	(75.2)
Reseller	48	(25)	-
Mexico Wireless Net Subscriber Additions	93	543	(82.9)%
[1]			2019 excludes the impact of 692 subscriber disconnections resulting from the churn of customers related to sales by certain third-party distributors and the sunset of 2G services in Mexico, which are reflected in beginning of period subscribers.

Service revenues increased in the first quarter of 2019, primarily due to growth in our subscriber base.

Equipment revenues decreased in the first quarter of 2019, primarily due to higher demand in the prior year for our initial offering of equipment installment programs partially offset by growth in our subscriber base.

Operations and support expenses decreased in the first quarter of 2019, primarily driven by equipment sales and inventory reserves. These decreases were partially offset by higher bad debt expenses. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2019 primarily due to the amortization of spectrum licenses and higher in-service assets, partly offset by changes in the useful lives of certain assets.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating income increased in the first quarter of 2019. Our Mexico operating income margin in the first quarter increased from (38.6)% in 2018 to (31.5)% in 2019. Our Mexico EBITDA margin in the first quarter increased from (19.7)% in 2018 to (11.4)% in 2019.

XANDR SEGMENT
	First Quarter
			Percent
	2019	2018	Change
Operating revenues	$426	$337	26.4%

Operating expenses
Operations and support	160	50	-
Depreciation and amortization	13	1	-
Total Operating Expenses	173	51	-
Operating Income	253	286	(11.5)
Equity in Net Income of Affiliates	-	-	-
Operating Contribution	$253	$286	(11.5)%

Operating revenues increased in the first quarter of 2019, primarily due to our acquisition of AppNexus in August 2018.

Operations and support expenses increased in the first quarter of 2019, primarily due to our acquisition of AppNexus and our ongoing development of the platform supporting Xandr’s business.

Operating income decreased in the first quarter of 2019. Our Xandr segment operating income margin in the first quarter decreased from 84.9% in 2018 to 59.4% in 2019.

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

Total Advertising Revenues
	First Quarter
			Percent
	2019	2018	Change
Operating Revenues
WarnerMedia	$1,279	$14	-%
Communications	417	375	11.2
Xandr	426	337	26.4
Eliminations	(350)	(334)	(4.8)
Total Advertising Revenues	$1,772	$392	-%

AT&T INC.
MARCH 31, 2019

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

Business Solutions Results
	First Quarter
	2019	2018	Percent Change

Operating revenues
Wireless service	$1,913	$1,791	6.8%
Strategic and managed services	3,792	3,595	5.5
Legacy voice and data services	2,404	2,865	(16.1)
Other service and equipment	302	287	5.2
Wireless equipment	596	578	3.1
Total Operating Revenues	9,007	9,116	(1.2)

Operating expenses
Operations and support	5,640	5,594	0.8
Depreciation and amortization	1,541	1,458	5.7
Total Operating Expenses	7,181	7,052	1.8
Operating Income	1,826	2,064	(11.5)
Equity in Net Income of Affiliates	-	(1)	-
Operating Contribution	$1,826	$2,063	(11.5)%

OTHER BUSINESS MATTERS

Time Warner In June 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. In July 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. On February 26, 2019, the D.C. Circuit unanimously affirmed our win. AT&T’s representations to the DOJ regarding its operation of Turner expired on February 28, 2019. The DOJ did not ask the D.C. Circuit to rehear its appeal before the applicable April 12, 2019 deadline, and it stated publicly on February 26, 2018 that “[t]he department has no plans to seek further review” of the D.C. Circuit’s decision. The DOJ’s deadline to file a petition for writ of certiorari with the United States Supreme Court is May 28, 2019.

Labor Contracts As of March 31, 2019, we employed approximately 262,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. A contract now covering approximately 8,000 traditional wireline employees in our Midwest region expired in April 2018 and employees are working under the terms of the prior contract, including benefits, while negotiations continue. In addition, a contract now covering approximately 3,000 traditional wireline employees in our legacy AT&T Corp. business also expired in April 2018. Those employees are working under the terms of their prior contract, including benefits, while negotiations continue.

AT&T INC.
MARCH 31, 2019

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

We have organized the following discussion by reportable segment.

Communications Segment
Internet In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. In December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties appealed the FCC’s December 2017 decision and the D.C. Circuit heard oral argument on the appeals on February 1, 2019. Although the FCC order expressly preempted inconsistent state or local measures, a number of states are considering or have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, establish additional requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have recently been filed concerning laws in California and Vermont, and other lawsuits are possible. The California and Vermont suits have been stayed pursuant to agreements by those states not to enforce their laws pending resolution of appeals of the FCC’s December 2017 order. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

In October 2016, a sharply divided FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called “edge” providers such as Google and Facebook. In April 2017, the president signed a resolution passed by Congress repealing the new rules under the Congressional Review Act.

Privacy-related legislation has been considered in a number of states. Legislative and regulatory action could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Wireless The  industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede broadband services, including small cell equipment. In March, August and September 2018, the FCC adopted orders to streamline the wireless infrastructure review process in order to facilitate deployment of next-generation wireless facilities. Those orders have been appealed and the various appeals remain pending in the DC Circuit and 9th Circuit Court of Appeals. In addition, to date, 21 states have adopted legislation to facilitate small cell deployment.

In December 2018, we introduced the nation’s first commercial mobile 5G service. We currently have mobile 5G in parts of 19 U.S. cities and will have launched mobile 5G service in at least 22 major cities by the end of the year. We expect to have mobile 5G service nationwide to more than 200 million people by early 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had $6,516 in cash and cash equivalents available at March 31, 2019. Cash and cash equivalents included cash of $2,786 and money market funds and other cash equivalents of $3,730. Approximately $2,443 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $1,312 since December 31, 2018. In the first three months of 2019, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment and other customer receivables to third parties, issuance of commercial paper and long-term debt and collateral received from banks and other participants in our derivative arrangements. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, and dividends to stockholders.

Cash Provided by or Used in Operating Activities
During the first three months of 2019, cash provided by operating activities was $11,052, compared to $8,947 for the first three months of 2018. Higher operating cash flows in 2019 were primarily due to contributions from WarnerMedia, including our new securitization program (see Note 9), and higher cash flows from working capital initiatives, partly offset by lower net tax refunds.

We actively manage the timing of our supplier payments for non-capital items to optimize the use of our cash. Among other things, we seek to have payments made on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing reduced cash from operating activities by $904 and $344 for the three months ended March 31, 2019 and 2018, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities
For the first three months of 2019, cash used in investing activities totaled $5,401, and consisted primarily of $5,182 for capital expenditures, including interest during construction ($936 lower than the prior-year comparable period).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2019, these vendor financing payments were $820, and when combined with $5,182 of capital expenditures, total capital investment was $6,002 ($288 lower than the prior-year comparable period). In the first quarter of 2019, we placed $733 of equipment in service under vendor financing arrangements. Total vendor financing payables included in our March 31, 2019 consolidated balance sheets were $2,403, with $1,883 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominately due within two to three years (in “Other noncurrent liabilities”).

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first quarter, approximately $300 of assets related to the FirstNet build were placed into service.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. We are also focused on ensuring DIRECTV merger commitments are met. As of March 31, 2019, we market our fiber-to-the-premises network to more than 12 million customer locations and are on track to meet our FCC commitment of 12.5 million locations by mid-2019.

Cash Provided by or Used in Financing Activities
For the first three months of 2019, cash used in financing activities totaled $4,421 and included net proceeds of $9,182, which consisted primarily of the following issuances:
●	January draw of $2,850 on an 11-month syndicated term loan agreement.
●	January borrowings of $725 supported by government agencies to support network equipment purchases.
●	January draw of $750 on a private financing agreement.
●	February issuance of $3,000 of 4.350% global notes due 2029.
●	February issuance of $2,000 of 4.850% global notes due 2039.

During the first three months of 2019, repayment of long-term debt totaled $9,840, consisting of the following:
●	The final $2,625 of amounts outstanding under our Acquisition Term Loan (defined below).
●	$750 of January borrowings under a private financing agreement.
●	$1,850 of 2.300% notes due 2019.
●	$400 of floating rate notes due 2019.
●	$890 of 5.200% notes due 2020.
●	$1,120 of 5.000% notes due 2021.
●	$1,000 of 4.700% Warner Media, LLC notes due 2021.
●	$1,000 of 4.750% Warner Media, LLC notes due 2021.
●	$38 of 4.600% DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. notes due 2021.
●	$40 of 5.000% DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. notes due 2021.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of March 31, 2019 and December 31, 2018. We had $170,532 of total notes and debentures outstanding at March 31, 2019, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso, Canadian dollar and Australian dollar denominated debt that totaled approximately $41,061.

At March 31, 2019, we had $11,538 of debt maturing within one year, including $2,957 of commercial paper borrowings and $8,441 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:
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

At March 31, 2019, we had approximately 376 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2013 and 2014.

We paid dividends of $3,714 during the first three months of 2019, compared with $3,070 for the first three months of 2018, primarily reflecting the increase in the number of shares outstanding related to our acquisition of Time Warner as well as an increase in our quarterly dividend approved by our Board of Directors in December 2018. Dividends declared by our Board of Directors totaled $0.51 per share in the first three months of 2019 and $0.50 per share for the first three months of 2018. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

AT&T INC.
MARCH 31, 2019

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

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of March 31, 2019.

In September 2017, we entered into a $2,250 syndicated term loan credit agreement containing (i) a three-year $750 term loan facility, (ii) a four-year $750 term loan facility and (iii) a five-year $750 term loan facility, with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on all three facilities during the first quarter of 2018, with $2,250 in advances outstanding as of March 31, 2019.

On November 20, 2018, we entered into and drew on a 4.5 year $3,550 term loan credit agreement (the “November 2018 Term Loan”) with Bank of America, N.A., as agent. We used the proceeds to finance the repayment, in part, of loans outstanding under the Acquisition Term Loan. As of March 31, 2019, $3,550 was outstanding under this agreement.

On January 31, 2019, we entered into and drew on an 11-month $2,850 syndicated term loan credit agreement (the “Citibank Term Loan”), with certain investment and commercial banks and Citibank, N.A., as administrative agent. As of March 31, 2019, $2,850 was outstanding under this agreement.

In anticipation of the Time Warner acquisition, we entered into a $16,175 term loan agreement (“Acquisition Term Loan”) containing (i) a 2.5 year $8,087.5 facility (the “Tranche A Facility”) and (ii) a 4.5 year $8,087.5 facility (the “Tranche B Facility”) with a commitment termination date of December 31, 2018. As of December 31, 2018, $2,625 was outstanding of Tranche A advances. We paid $2,625 of the Tranche A advances on February 20, 2019, and terminated the facility.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of March 31, 2019, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements
During the quarter, we amended collateral arrangements with certain counterparties to require cash collateral posting by AT&T only when deposit amounts exceed certain thresholds. Under these arrangements, counterparties are still required to post collateral. During the first three months of 2019, we received $1,404 of cash collateral, on a net basis, primarily driven by the amended arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other
Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2019, our debt ratio was 47.4%, compared to 52.6% at March 31, 2018 and 47.7% at December 31, 2018. Our net debt ratio was 45.6% at March 31, 2019, compared to 36.8% at March 31, 2018 and 46.2% at December 31, 2018. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

AT&T INC.
MARCH 31, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued
Dollars, subscribers and connections in millions, except per share and per subscriber amounts

During the first three months of 2019, we received $4,460 from the monetization of various assets, primarily from the sale of certain equipment installment and other customer receivables. We plan to continue to explore similar opportunities. To that end, in April 2019, we received $1,430 cash for the sale of our minority stake in Hulu. We also entered into an agreement to sell WarnerMedia’s headquarters (Hudson Yards) for approximately $2,200 under a sale/leaseback agreement, which is expected to close late in the second quarter. Proceeds from both transactions will be used to reduce debt levels.

DISCUSSION AND RECONCILIATION OF NON-GAAP MEASURE

We believe the following measure is relevant and useful information to investors as it is used by management as a method of comparing performance with that of many of our competitors. This supplemental measure should be considered in addition to, but not as a substitute of, our consolidated and segment financial information.

Business Solutions Reconciliation
We provide a supplemental discussion of our Business Solutions operations that is calculated by combining our Mobility and Business Wireline business units, and then adjusting to remove non-business operations. The following table presents a reconciliation of our supplemental Business Solutions results.

	First Quarter
	March 31, 2019				March 31, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,792	$-	$(11,879)	$1,913	$13,403	$-	$(11,612)	$1,791
Strategic and managed services	-	3,792	-	3,792	-	3,595	-	3,595
Legacy voice and data services	-	2,404	-	2,404	-	2,865	-	2,865
Other service and equipment	-	302	-	302	-	287	-	287
Wireless equipment	3,775	-	(3,179)	596	3,952	-	(3,374)	578
Total Operating Revenues	17,567	6,498	(15,058)	9,007	17,355	6,747	(14,986)	9,116

Operating Expenses
Operations and support	10,181	4,040	(8,581)	5,640	10,102	4,016	(8,524)	5,594
EBITDA	7,386	2,458	(6,477)	3,367	7,253	2,731	(6,462)	3,522
Depreciation and amortization	2,035	1,235	(1,729)	1,541	2,095	1,170	(1,807)	1,458
Total Operating Expense	12,216	5,275	(10,310)	7,181	12,197	5,186	(10,331)	7,052
Operating Income	5,351	1,223	(4,748)	1,826	5,158	1,561	(4,655)	2,064
Equity in net income (loss) of affiliates	-	-	-	-	-	(1)	-	(1)
Operating Contribution	$5,351	$1,223	$(4,748)	$1,826	$5,158	$1,560	$(4,655)	$2,063
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.
MARCH 31, 2019

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Dollars in millions except per share amounts

At March 31, 2019, we had interest rate swaps with a notional value of $1,633 and a fair value of $(11).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,192 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,270) at March 31, 2019.

We have foreign exchange contracts with a U.S. dollar notional value of $1,238 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $81 at March 31, 2019.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2019.

AT&T INC.
MARCH 31, 2019

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

●
The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) and legislative efforts involving issues that are important to our business, including, without limitation, special access and business data services; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; multichannel video programming distributor services and equipment; content licensing and copyright protection; availability of new spectrum, on fair and balanced terms;  and wireless and satellite license awards and renewals.

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

●
U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent are complex and rapidly evolving and could result in impact to our business plans, increased costs, or claims against us that may harm our reputation.

●	Our ability to respond to revenue and margin pressures from increasing competition, including services that use alternative technologies and/or government-owned or subsidized networks.
●
The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies (e.g., VoIP and data usage).

●
The continued development and delivery of attractive and profitable wireless, video and broadband offerings and devices; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

●	Our ability to generate advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits.
●
The availability and cost and our ability to adequately fund additional wireless spectrum and network upgrades; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

●	Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.
●	The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.
●
The impact from major equipment or software failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.

●	The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.
●	Our ability to successfully integrate our WarnerMedia operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.
●	Our ability to take advantage of the desire of advertisers to change traditional video advertising models.
●	Our increased exposure to foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.
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
MARCH 31, 2019

PART II – OTHER INFORMATION
Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the first quarter 2019, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the first quarter of 2019 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2019 - January 31, 2019	710,607	$30.46	-	375,662,000
February 1, 2019 - February 28, 2019	3,021,234	30.29	-	375,662,000
March 1, 2019 - March 31, 2019	3,113,701	30.52	-	375,662,000
Total	6,845,542	$30.41	-
[1]		In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
[2]		Of the shares repurchased, 6,237,118 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 608,424 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
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

May 6, 2019	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer