Form 10-Q/A
period 2019-03-31
AT&T INC.
filed 2019-05-07
CIK 732717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note

AT&T Inc. (AT&T) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2019 (the Original Filing) to correct the signature dates and hyperlinks related to Exhibits 31.1, 31.2 and 32 of the Original Filing.

This Amendment is limited in scope to the items identified above. This Amendment does not reflect events occurring after the filing of the Original Filing and no revisions are being made to the Company’s financial statements or disclosures pursuant to this Amendment.

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