Form 10-Q
period 2019-06-30
AT&T INC.
filed 2019-08-05
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202

Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due August 3, 2020	T 20C	New York Stock Exchange

AT&T Inc. 1.875% Global Notes due December 4, 2020	T 20	New York Stock Exchange

AT&T Inc. 2.65% Global Notes due December 17, 2021	T 21B	New York Stock Exchange

AT&T Inc. 1.45% Global Notes due June 1, 2022	T 22B	New York Stock Exchange

AT&T Inc. 2.50% Global Notes due March 15, 2023	T 23	New York Stock Exchange

AT&T Inc. 2.75% Global Notes due May 19, 2023	T 23C	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange

AT&T Inc. 1.05% Global Notes due September 5, 2023	T 23E	New York Stock Exchange

AT&T Inc. 1.30% Global Notes due September 5, 2023	T 23A	New York Stock Exchange

AT&T Inc. 1.95% Global Notes due September 15, 2023	T 23F	New York Stock Exchange

AT&T Inc. 2.40% Global Notes due March 15, 2024	T 24A	New York Stock Exchange

AT&T Inc. 3.50% Global Notes due December 17, 2025	T 25	New York Stock Exchange

AT&T Inc. 1.80% Global Notes due September 5, 2026	T 26D	New York Stock Exchange

AT&T Inc. 2.90% Global Notes due December 4, 2026	T 26A	New York Stock Exchange

AT&T Inc. 2.35% Global Notes due September 5, 2029	T 29D	New York Stock Exchange

AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange

AT&T Inc. 2.60% Global Notes due December 17, 2029	T 29A	New York Stock Exchange

AT&T Inc. 3.55% Global Notes due December 17, 2032	T 32	New York Stock Exchange

AT&T Inc. 5.20% Global Notes due November 18, 2033	T 33	New York Stock Exchange

AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange

AT&T Inc. 2.45% Global Notes due March 15, 2035	T 35	New York Stock Exchange

AT&T Inc. 3.15% Global Notes due September 4, 2036	T 36A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 7.00% Global Notes due April 30, 2040	T 40	New York Stock Exchange

AT&T Inc. 4.25% Global Notes due June 1, 2043	T 43	New York Stock Exchange

AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange

AT&T Inc. 5.35% Global Notes due November 1, 2066	TBB	New York Stock Exchange

AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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

Yes [ ] No [X]

At July 31, 2019, there were 7,307 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating Revenues
Service	$41,023	$34,906	$81,707	$68,552
Equipment	3,934	4,080	8,077	8,472
Total operating revenues	44,957	38,986	89,784	77,024

Operating Expenses
Cost of revenues
Equipment	4,061	4,377	8,563	9,225
Broadcast, programming and operations	7,730	5,449	15,382	10,615
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,721	7,632	17,306	15,564
Selling, general and administrative	9,844	8,684	19,493	16,581
Depreciation and amortization	7,101	6,378	14,307	12,372
Total operating expenses	37,457	32,520	75,051	64,357
Operating Income	7,500	6,466	14,733	12,667
Other Income (Expense)
Interest expense	(2,149)	(2,023)	(4,290)	(3,794)
Equity in net income (loss) of affiliates	40	(16)	33	(7)
Other income (expense) – net	(318)	2,353	(32)	4,055
Total other income (expense)	(2,427)	314	(4,289)	254
Income Before Income Taxes	5,073	6,780	10,444	12,921
Income tax expense	1,099	1,532	2,122	2,914
Net Income	3,974	5,248	8,322	10,007
Less: Net Income Attributable to Noncontrolling Interest	(261)	(116)	(513)	(213)
Net Income Attributable to AT&T	$3,713	$5,132	$7,809	$9,794
Basic Earnings Per Share Attributable to AT&T	$0.51	$0.81	$1.06	$1.56
Diluted Earnings Per Share Attributable to AT&T	$0.51	$0.81	$1.06	$1.56
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	7,323	6,351	7,318	6,257
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	7,353	6,374	7,347	6,277
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$3,974	$5,248	$8,322	$10,007
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $2, $(32), $2 and $(30) attributable to noncontrolling interest), net of taxes of $(1), $(318), $48 and $(143)	(127)	(918)	161	(810)
Securities:
Net unrealized gains (losses), net of taxes of $10, $0, $15and $(4)	26	-	42	(12)
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(165), $(112), $(131) and $68	(617)	(421)	(490)	253
Reclassification adjustment included in net income, net of taxes of $3, $3, $5 and $6	6	11	17	23
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0, $(12), $0 and $173	-	(37)	-	530
Amortization of net prior service credit included in net income, net of taxes of $(107), $(109), $(220) and $(214)	(342)	(334)	(688)	(657)
Other comprehensive income (loss)	(1,054)	(1,699)	(958)	(673)
Total comprehensive income	2,920	3,549	7,364	9,334
Less: Total comprehensive income attributable to noncontrolling interest	(263)	(84)	(515)	(183)
Total Comprehensive Income Attributable to AT&T	$2,657	$3,465	$6,849	$9,151
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$8,423	$5,204
Accounts receivable - net of allowances for doubtful accounts of $1,086 and $907	22,381	26,472
Prepaid expenses	1,441	2,047
Other current assets	14,973	17,704
Total current assets	47,218	51,427
Noncurrent Inventories and Theatrical Film and Television Production Costs	10,685	7,713
Property, plant and equipment	334,916	330,690
Less: accumulated depreciation and amortization	(202,842)	(199,217)
Property, Plant and Equipment – Net	132,074	131,473
Goodwill	146,662	146,370
Licenses – Net	97,125	96,144
Trademarks and Trade Names – Net	24,088	24,345
Distribution Networks – Net	16,262	17,069
Other Intangible Assets – Net	23,284	26,269
Investments in and Advances to Equity Affiliates	4,133	6,245
Operating lease right-of-use assets	22,650	-
Other Assets	22,733	24,809
Total Assets	$546,914	$531,864

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$12,772	$10,255
Accounts payable and accrued liabilities	42,082	43,184
Advanced billings and customer deposits	5,734	5,948
Accrued taxes	2,062	1,179
Dividends payable	3,726	3,854
Total current liabilities	66,376	64,420
Long-Term Debt	157,790	166,250
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,713	57,859
Postemployment benefit obligation	21,210	19,218
Operating lease liabilities	20,568	-
Other noncurrent liabilities	28,176	30,233
Total deferred credits and other noncurrent liabilities	128,667	107,310

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2019 and December 31, 2018: issued 7,620,748,598 at June 30, 2019 and December 31, 2018)	7,621	7,621
Additional paid-in capital	125,109	125,525
Retained earnings	59,389	58,753
Treasury stock (315,719,351 at June 30, 2019 and 339,120,073 at December 31, 2018, at cost)	(11,151)	(12,059)
Accumulated other comprehensive income	3,289	4,249
Noncontrolling interest	9,824	9,795
Total stockholders’ equity	194,081	193,884
Total Liabilities and Stockholders’ Equity	$546,914	$531,864
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2019	2018

Operating Activities
Net income	$8,322	$10,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,307	12,372
Amortization of television and film costs	5,199	168
Undistributed earnings from investments in equity affiliates	76	235
Provision for uncollectible accounts	1,216	808
Deferred income tax expense	1,080	2,285
Net (gain) loss from investments, net of impairments	(905)	(29)
Actuarial (gain) loss on pension and postretirement benefits	2,131	(2,726)
Changes in operating assets and liabilities:
Accounts receivable	3,540	233
Other current assets, inventories and theatrical film and television production costs	(5,422)	1,039
Accounts payable and other accrued liabilities	(3,056)	(3,890)
Equipment installment receivables and related sales	1,144	490
Deferred customer contract acquisition and fulfillment costs	(614)	(1,725)
Employee retirement benefits	(1,232)	(933)
Other - net	(450)	842
Total adjustments	17,014	9,169
Net Cash Provided by Operating Activities	25,336	19,176

Investing Activities
Capital expenditures:
Purchase of property and equipment	(10,542)	(10,959)
Interest during construction	(112)	(267)
Acquisitions, net of cash acquired	(320)	(40,715)
Dispositions	3,593	59
(Purchases), sales and settlements of securities and investments, net	396	(218)
Advances to and investments in equity affiliates, net	(314)	(1,035)
Cash collections of deferred purchase price	-	500
Net Cash Used in Investing Activities	(7,299)	(52,635)

Financing Activities
Net change in short-term borrowings with original maturities of three months or less	119	2,227
Issuance of other short-term borrowings	3,067	4,839
Repayment of other short-term borrowings	(3,148)	-
Issuance of long-term debt	10,030	26,478
Repayment of long-term debt	(16,124)	(29,447)
Purchase of treasury stock	(240)	(564)
Issuance of treasury stock	455	12
Dividends paid	(7,436)	(6,144)
Other	(1,506)	(1,121)
Net Cash Used in Financing Activities	(14,783)	(3,720)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,254	(37,179)
Cash and cash equivalents and restricted cash beginning of year	5,400	50,932
Cash and Cash Equivalents and Restricted Cash End of Period	$8,654	$13,753
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended
	June 30, 2019		June 30, 2018
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of quarter	7,621	$7,621	6,495	$6,495
Issuance of stock	-	-	1,126	1,126
Balance at end of period	7,621	$7,621	7,621	$7,621

Additional Paid-In Capital
Balance at beginning of quarter		$125,174		$89,404
Issuance of common stock		-		35,473
Issuance of treasury stock		(50)		-
Share-based payments		(15)		1,083
Balance at end of period		$125,109		$125,960

Retained Earnings
Balance at beginning of quarter		$59,424		$55,067
Net income attributable to AT&T ($0.51 and $0.81 per diluted share)		3,713		5,132
Dividends to stockholders ($0.51 and $0.50 per share)		(3,748)		(3,647)
Cumulative effect of accounting changes		-		3
Balance at end of period		$59,389		$56,555

Treasury Stock
Balance at beginning of quarter	(324)	$(11,452)	(348)	$(12,432)
Repurchase and acquisition of common stock	(2)	(72)	(14)	(443)
Issuance of treasury stock	10	373	1	3
Balance at end of period	(316)	$(11,151)	(361)	$(12,872)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of quarter		$4,345		$7,386
Other comprehensive income attributable to AT&T		(1,056)		(1,667)
Amounts reclassified to retained earnings		-		(3)
Balance at end of period		$3,289		$5,716

Noncontrolling Interest
Balance at beginning of quarter		$9,839		$1,156
Net income attributable to noncontrolling interest		261		116
Interest acquired by noncontrolling owners		1		8
Acquisition of noncontrolling interest		-		1
Distributions		(279)		(99)
Translation adjustments attributable to noncontrolling interest, net of taxes		2		(32)
Cumulative effect of accounting changes		-		-
Balance at end of period		$9,824		$1,150

Total Stockholders’ Equity at beginning of quarter		$194,951		$147,076
Total Stockholders’ Equity at end of period		$194,081		$184,130
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Six months ended
	June 30, 2019		June 30, 2018
	Shares	Amount	Shares	Amount
Common Stock
Balance at beginning of year	7,621	$7,621	6,495	$6,495
Issuance of stock	-	-	1,126	1,126
Balance at end of period	7,621	$7,621	7,621	$7,621

Additional Paid-In Capital
Balance at beginning of year		$125,525		$89,563
Issuance of common stock		-		35,473
Issuance of treasury stock		(127)		(4)
Share-based payments		(289)		928
Balance at end of period		$125,109		$125,960

Retained Earnings
Balance at beginning of year		$58,753		$50,500
Net income attributable to AT&T ($1.06 and $1.56 per diluted share)		7,809		9,794
Dividends to stockholders ($1.02 and $1.00 per share)		(7,489)		(6,739)
Cumulative effect of accounting changes		316		3,000
Balance at end of period		$59,389		$56,555

Treasury Stock
Balance at beginning of year	(339)	$(12,059)	(356)	$(12,714)
Repurchase and acquisition of common stock	(9)	(280)	(18)	(607)
Issuance of treasury stock	32	1,188	13	449
Balance at end of period	(316)	$(11,151)	(361)	$(12,872)

Accumulated Other Comprehensive Income Attributable to AT&T, net of tax
Balance at beginning of year		$4,249		$7,017
Other comprehensive income attributable to AT&T		(960)		(643)
Amounts reclassified to retained earnings		-		(658)
Balance at end of period		$3,289		$5,716

Noncontrolling Interest
Balance at beginning of year		$9,795		$1,146
Net income attributable to noncontrolling interest		513		213
Interest acquired by noncontrolling owners		10		8
Acquisition on noncontrolling interest		-		1
Distributions		(525)		(223)
Translation adjustments attributable to noncontrolling interest, net of taxes		2		(30)
Cumulative effect of accounting changes		29		35
Balance at end of period		$9,824		$1,150

Total Stockholders’ Equity at beginning of year		$193,884		$142,007
Total Stockholders’ Equity at end of period		$194,081		$184,130
See Notes to Consolidated Financial Statements.

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control, including the operating results of Warner Media, LLC (referred to as “Time Warner” or “WarnerMedia”), which was acquired on June 14, 2018 (see Note 8). Our operating results for 2018 include the results from Time Warner following the acquisition date. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

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

Adopted Accounting Standards and Other Changes

Leases As of January 1, 2019, we adopted, with modified retrospective application, Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)” (ASC 842), which replaces existing leasing rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements (see Note 10). ASC 842 requires lessees to recognize most leases on their balance sheets as liabilities, with corresponding “right-of-use” assets. For income statement recognition purposes, leases are classified as either a finance or an operating lease without relying upon bright-line tests.

The key change upon adoption of the standard was balance sheet recognition, given that the recognition of lease expense on our income statement is similar to our historical accounting. Using the modified retrospective transition method of adoption, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements that were not accounted for as leases. We excluded all the leases with original terms of one year or less. Additionally, we elected to not separate lease and non-lease components for certain classes of assets in arrangements where we are the lessee and for certain classes of assets where we are the lessor. Our accounting for finance leases did not change from our prior accounting for capital leases.

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

JUNE 30, 2019

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

Recently Issued Accounting Standards

Credit Loss Standard In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13, as amended), which replaces the incurred loss impairment methodology under current GAAP. ASU 2016-13 affects trade receivables, loans and other financial assets that are not subject to fair value through net income, as defined by the standard. The amendments under ASU 2016-13 will be effective for years beginning after December 15, 2019, and interim periods within those years. We are currently evaluating ASU 2016-13 but do not anticipate it will have a material impact on our financial statements.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2019 and 2018, is shown in the table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerators
Numerator for basic earnings per share:
Net Income	$3,974	$5,248	$8,322	$10,007
Less: Net income attributable to noncontrolling interest	(261)	(116)	(513)	(213)
Net Income attributable to AT&T	3,713	5,132	7,809	9,794
Dilutive potential common shares:
Share-based payment	4	4	10	9
Numerator for diluted earnings per share	$3,717	$5,136	$7,819	$9,803
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,323	6,351	7,318	6,257
Dilutive potential common shares:
Share-based payment (in shares)	30	23	29	20
Denominator for diluted earnings per share	7,353	6,374	7,347	6,277
Basic earnings per share attributable to AT&T	$0.51	$0.81	$1.06	$1.56
Diluted earnings per share attributable to AT&T	$0.51	$0.81	$1.06	$1.56

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)	$(2)		$818		$6,517		$4,249
Other comprehensive income (loss) before reclassifications	159	42		(490)		-		(289)
Amounts reclassified from accumulated OCI	-	-		17	[1]	(688)	[2]	(671)
Net other comprehensive income (loss)	159	42		(473)		(688)		(960)
Balance as of June 30, 2019	$(2,925)	$40		$345		$5,829		$3,289

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)	$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	(780)	(12)		253		530		(9)
Amounts reclassified from accumulated OCI	-	-		23	[1]	(657)	[2]	(634)
Net other comprehensive income (loss)	(780)	(12)		276		(127)		(643)
Amounts reclassified to retained earnings	-	(658)	[3]	-		-		(658)
Balance as of June 30, 2018	$(2,834)	$(10)		$1,678		$6,882		$5,716
[1]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 7).
[2]	The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[3]	With the adoption of ASU 2016-01, the unrealized (gains) losses on our equity investments are reclassified to retained earnings.

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

AT&T INC.

JUNE 30, 2019

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

The Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. or in U.S. territories and businesses globally. This segment contains the following business units:

•Mobility provides nationwide wireless service and equipment.

•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on DIRECTV and U-verse distribution platforms.

•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from AT&T’s Regional Sports Networks (RSNs) and equity investments (predominantly Game Show Network and Otter Media), previously included in Entertainment Group, have been reclassified into the WarnerMedia segment and are combined with the Time Warner operations for the period subsequent to our acquisition on June 14, 2018. This segment contains the following business units:

•Turner is comprised of the historic Turner division as well as the financial results of our RSNs. This business unit primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

•Home Box Office consists of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

•Warner Bros. consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•Mexico provides wireless service and equipment to customers in Mexico.

•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

The Xandr segment

provides advertising services and includes AppNexus, an advertising technology company we acquired in August 2018. Xandr services utilize data insights to develop and deliver targeted advertising across video and digital platforms. Certain revenues in this segment are also reported by the Communications segment and are eliminated upon consolidation

.

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Corporate and Other reconcile our segment results to consolidated operating income and income before income taxes, and include:

•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense)-net and (5) the recharacterization of programming intangible asset amortization, for released programming acquired in the Time Warner acquisition, which we continue to report within WarnerMedia segment operating expense, to consolidated amortization expense. The programming and intangible asset amortization reclass was $112 in the second quarter and $262 for the first six months of 2019.

•Acquisition-related items which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.

•Certain significant items includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of assets and (3) other items for which the segments are not being evaluated.

•Eliminations and consolidations, which (1) removes transactions involving dealings between our segments, including content licensing between WarnerMedia and Communications, and (2) includes adjustments for our reporting of the advertising business.

Interest expense and other income (expense) – net, are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,512	$9,654	$7,858	$2,025	$5,833	$-	$5,833
Entertainment Group	11,368	8,515	2,853	1,339	1,514	-	1,514
Business Wireline	6,628	3,982	2,646	1,256	1,390	-	1,390
Total Communications	35,508	22,151	13,357	4,620	8,737	-	8,737
WarnerMedia
Turner	3,410	2,217	1,193	39	1,154	11	1,165
Home Box Office	1,716	1,131	585	12	573	15	588
Warner Bros.	3,389	2,918	471	31	440	-	440
Other	(165)	23	(188)	9	(197)	29	(168)
Total WarnerMedia	8,350	6,289	2,061	91	1,970	55	2,025
Latin America
Vrio	1,032	881	151	165	(14)	12	(2)
Mexico	725	813	(88)	119	(207)	-	(207)
Total Latin America	1,757	1,694	63	284	(221)	12	(209)
Xandr	485	147	338	13	325	-	325
Segment Total	46,100	30,281	15,819	5,008	10,811	$67	$10,878
Corporate and Other
Corporate	209	626	(417)	134	(551)
Acquisition-related items	(30)	316	(346)	1,960	(2,306)
Certain significant items	-	94	(94)	-	(94)
Eliminations and consolidations	(1,322)	(961)	(361)	(1)	(360)
AT&T Inc.	$44,957	$30,356	$14,601	$7,101	$7,500

For the three months ended June 30, 2018

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,282	$9,663	$7,619	$2,113	$5,506	$-	$5,506
Entertainment Group	11,478	8,657	2,821	1,345	1,476	(1)	1,475
Business Wireline	6,650	4,038	2,612	1,180	1,432	1	1,433
Total Communications	35,410	22,358	13,052	4,638	8,414	-	8,414
WarnerMedia
Turner	667	372	295	11	284	5	289
Home Box Office	281	171	110	5	105	(1)	104
Warner Bros.	507	403	104	14	90	(1)	89
Other	(62)	(35)	(27)	1	(28)	(29)	(57)
Total WarnerMedia	1,393	911	482	31	451	(26)	425
Latin America
Vrio	1,254	1,016	238	186	52	15	67
Mexico	697	787	(90)	127	(217)	-	(217)
Total Latin America	1,951	1,803	148	313	(165)	15	(150)
Xandr	392	59	333	-	333	-	333
Segment Total	39,146	25,131	14,015	4,982	9,033	$(11)	$9,022
Corporate and Other
Corporate	320	661	(341)	118	(459)
Acquisition-related items	-	321	(321)	1,278	(1,599)
Certain significant items	-	152	(152)	-	(152)
Eliminations and consolidations	(480)	(123)	(357)	-	(357)
AT&T Inc.	$38,986	$26,142	$12,844	$6,378	$6,466

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$35,079	$19,835	$15,244	$4,060	$11,184	$-	$11,184
Entertainment Group	22,696	17,042	5,654	2,662	2,992	-	2,992
Business Wireline	13,126	8,022	5,104	2,491	2,613	-	2,613
Total Communications	70,901	44,899	26,002	9,213	16,789	-	16,789
WarnerMedia
Turner	6,853	4,353	2,500	99	2,401	36	2,437
Home Box Office	3,226	2,052	1,174	34	1,140	30	1,170
Warner Bros.	6,907	5,837	1,070	83	987	6	993
Other	(257)	40	(297)	18	(315)	50	(265)
Total WarnerMedia	16,729	12,282	4,447	234	4,213	122	4,335
Latin America
Vrio	2,099	1,747	352	334	18	12	30
Mexico	1,376	1,538	(162)	250	(412)	-	(412)
Total Latin America	3,475	3,285	190	584	(394)	12	(382)
Xandr	911	307	604	26	578	-	578
Segment Total	92,016	60,773	31,243	10,057	21,186	$134	$21,320
Corporate and Other
Corporate	418	1,139	(721)	303	(1,024)
Acquisition-related items	(72)	389	(461)	3,948	(4,409)
Certain significant items	-	342	(342)	-	(342)
Eliminations and consolidations	(2,578)	(1,899)	(679)	(1)	(678)
AT&T Inc.	$89,784	$60,744	$29,040	$14,307	$14,733

For the six months ended June 30, 2018

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$34,637	$19,765	$14,872	$4,208	$10,664	$-	$10,664
Entertainment Group	22,909	17,468	5,441	2,655	2,786	(2)	2,784
Business Wireline	13,397	8,054	5,343	2,350	2,993	-	2,993
Total Communications	70,943	45,287	25,656	9,213	16,443	(2)	16,441
WarnerMedia
Turner	779	446	333	12	321	32	353
Home Box Office	281	171	110	5	105	(1)	104
Warner Bros.	507	403	104	14	90	(1)	89
Other	(62)	(27)	(35)	1	(36)	(46)	(82)
Total WarnerMedia	1,505	993	512	32	480	(16)	464
Latin America
Vrio	2,608	2,017	591	391	200	15	215
Mexico	1,368	1,590	(222)	254	(476)	-	(476)
Total Latin America	3,976	3,607	369	645	(276)	15	(261)
Xandr	729	109	620	1	619	-	619
Segment Total	77,153	49,996	27,157	9,891	17,266	$(3)	$17,263
Corporate and Other
Corporate	653	1,396	(743)	141	(884)
Acquisition-related items	-	388	(388)	2,340	(2,728)
Certain significant items	-	332	(332)	-	(332)
Eliminations and consolidations	(782)	(127)	(655)	-	(655)
AT&T Inc.	$77,024	$51,985	$25,039	$12,372	$12,667

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Communications	$8,737	$8,414	$16,789	$16,441
WarnerMedia	2,025	425	4,335	464
Latin America	(209)	(150)	(382)	(261)
Xandr	325	333	578	619
Segment Contribution	10,878	9,022	21,320	17,263
Reconciling Items:
Corporate and Other	(551)	(459)	(1,024)	(884)
Merger and integration items	(346)	(340)	(461)	(432)
Amortization of intangibles acquired	(1,960)	(1,278)	(3,948)	(2,340)
Employee separation charges	(94)	(133)	(342)	(184)
Natural disaster items	-	-	-	(104)
Segment equity in net income of affiliates	(67)	11	(134)	3
Eliminations and consolidations	(360)	(357)	(678)	(655)
AT&T Operating Income	7,500	6,466	14,733	12,667
Interest Expense	(2,149)	(2,023)	(4,290)	(3,794)
Equity in net income (loss) of affiliates	40	(16)	33	(7)
Other income (expense) - net	(318)	2,353	(32)	4,055
Income Before Income Taxes	$5,073	$6,780	$10,444	$12,921

The following table presents intersegment revenues by segment:

Intersegment Reconciliation
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Intersegment revenues
Communications	$8	$2	$8	$2
WarnerMedia	861	174	1,719	209
Latin America	-	-	-	-
Xandr	-	-	-	-
Total Intersegment Revenues	869	176	1,727	211
Consolidations	453	304	851	571
Eliminations and consolidations	$1,322	$480	$2,578	$782

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,935	$-	$-	$-	$-	$71	$-	$3,506	$17,512
Entertainment Group	-	2,109	658	7,636	-	399	562	4	11,368
Business Wireline	-	3,221	2,331	-	-	-	898	178	6,628
WarnerMedia
Turner	-	-	-	1,943	111	1,266	90	-	3,410
Home Box Office	-	-	-	1,516	198	-	2	-	1,716
Warner Bros.	-	-	-	23	3,175	10	181	-	3,389
Eliminations and Other	-	-	-	54	(237)	9	9	-	(165)
Latin America
Vrio	-	-	-	1,032	-	-	-	-	1,032
Mexico	479	-	-	-	-	-	-	246	725
Xandr	-	-	-	-	-	485	-	-	485
Corporate and Other	(32)	-	-	-	-	-	211	-	179
Eliminations and consolidations	-	-	-	-	(840)	(399)	(83)	-	(1,322)
Total Operating Revenues	$14,382	$5,330	$2,989	$12,204	$2,407	$1,841	$1,870	$3,934	$44,957

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,638	$-	$-	$-	$-	$44	$-	$3,600	$17,282
Entertainment Group	-	1,981	772	7,786	-	387	551	1	11,478
Business Wireline	-	3,031	2,730	-	-	-	690	199	6,650
WarnerMedia
Turner	-	-	-	410	21	223	13	-	667
Home Box Office	-	-	-	270	11	-	-	-	281
Warner Bros.	-	-	-	7	455	8	37	-	507
Eliminations and Other	-	-	-	-	(56)	(6)	-	-	(62)
Latin America
Vrio	-	-	-	1,254	-	-	-	-	1,254
Mexico	417	-	-	-	-	-	-	280	697
Xandr	-	-	-	-	-	392	-	-	392
Corporate and Other	-	-	-	-	-	-	320	-	320
Eliminations and consolidations	-	-	-	-	(174)	(387)	81	-	(480)
Total Operating Revenues	$14,055	$5,012	$3,502	$9,727	$257	$661	$1,692	$4,080	$38,986

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$27,660	$-	$-	$-	$-	$138	$-	$7,281	$35,079
Entertainment Group	-	4,179	1,341	15,360	-	749	1,063	4	22,696
Business Wireline	-	6,407	4,735	-	-	-	1,647	337	13,126
WarnerMedia
Turner	-	-	-	3,908	246	2,527	172	-	6,853
Home Box Office	-	-	-	2,850	371	-	5	-	3,226
Warner Bros.	-	-	-	44	6,507	20	336	-	6,907
Eliminations and Other	-	-	-	103	(389)	17	12	-	(257)
Latin America
Vrio	-	-	-	2,099	-	-	-	-	2,099
Mexico	921	-	-	-	-	-	-	455	1,376
Xandr	-	-	-	-	-	911	-	-	911
Corporate and Other	(32)	-	-	-	-	-	378	-	346
Eliminations and consolidations	-	-	-	-	(1,677)	(749)	(152)	-	(2,578)
Total Operating Revenues	$28,549	$10,586	$6,076	$24,364	$5,058	$3,613	$3,461	$8,077	$89,784

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$27,000	$-	$-	$-	$-	$85	$-	$7,552	$34,637
Entertainment Group	-	3,859	1,578	15,677	-	721	1,070	4	22,909
Business Wireline	-	6,074	5,595	-	-	-	1,359	369	13,397
WarnerMedia
Turner	-	-	-	508	21	237	13	-	779
Home Box Office	-	-	-	270	11	-	-	-	281
Warner Bros.	-	-	-	7	455	8	37	-	507
Eliminations and Other	-	-	-	-	(56)	(6)	-	-	(62)
Latin America
Vrio	-	-	-	2,608	-	-	-	-	2,608
Mexico	821	-	-	-	-	-	-	547	1,368
Xandr	-	-	-	-	-	729	-	-	729
Corporate and Other	-	-	-	-	-	-	653	-	653
Eliminations and consolidations	-	-	-	-	(209)	(721)	148	-	(782)
Total Operating Revenues	$27,821	$9,933	$7,173	$19,070	$222	$1,053	$3,280	$8,472	$77,024

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Deferred Customer Contract Acquisition and Fulfillment Costs

Costs to acquire and fulfill customer contracts, including commissions on service activations, for our wireless, business wireline and video entertainment services, are deferred and amortized over the contract period or expected customer relationship life, which typically ranges from three years to five years. For contracts with an estimated amortization period of less than one year, we expense incremental costs immediately.

The following table presents the deferred customer contract acquisition costs and deferred customer contract fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2019	2018
Deferred Acquisition Costs
Other current assets	$1,952	$1,901
Other Assets	2,760	2,073
Total deferred customer contract acquisition costs	4,712	3,974

Deferred Fulfillment Costs
Other current assets	4,620	4,090
Other Assets	6,796	7,450
Total deferred customer contract fulfillment costs	$11,416	$11,540

The following table presents deferred customer contract acquisition cost and deferred customer contract fulfillment cost amortization for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2019	2018
Deferred acquisition cost amortization	$1,026	$595
Deferred fulfillment cost amortization	2,381	1,889

Contract Assets and Liabilities

A contract asset is recorded when revenue is recognized in advance of our right to bill and receive consideration. The contract asset will decrease as services are provided and billed. For example, when installment sales include promotional discounts (e.g., “buy one get one free”) the difference between revenue recognized and consideration received is recorded as a contract asset to be amortized over the contract term.

When consideration is received in advance of the delivery of goods or services, a contract liability is recorded for deferred revenue. Reductions in the contract liability will be recorded as we satisfy the performance obligations.

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2019	2018

Contract asset	$2,188	$1,896
Contract liability	6,653	6,856

Our January 1, 2019 contract liability recorded as customer contract revenue during 2019 was $4,974.

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Our consolidated balance sheets at June 30, 2019 and December 31, 2018 included approximately $1,463 and $1,244, respectively, for the current portion of our contract asset in “Other current assets” and $5,533 and $5,752, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $40,646, of which we expect to recognize approximately 80% by the end of 2020, with the balance recognized thereafter.

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

In first quarter of 2019, for certain management participants in our pension plan who terminated employment before April 1, 2019, we offered the option of more favorable 2018 interest rates and mortality basis for determining lump-sum distributions. For the quarter ended March 31, 2019, we recorded special termination benefits of $93 associated with this offer in “Other income (expense) – net.” We also committed to a plan to offer certain terminated vested pension plan participants the opportunity to receive their benefit in a lump-sum amount.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipate total distributions from the pension plan will exceed the threshold of service and interest costs for 2019, requiring us to follow settlement accounting and remeasure our pension benefit obligation each quarter-end of 2019. These remeasurements resulted in the recognition of actuarial losses of $432 and $1,699 in the first and second quarters of 2019, respectively.

As part of our 2019 remeasurements, we decreased the weighted-average discount rate used to measure our pension benefit obligation from 4.50% at December 31, 2018 to 4.10% at March 31, 2019, and to 3.70% at June 30, 2019. The discount rate in effect for determining pension service and interest costs after remeasurement is 3.90% and 3.25%, respectively. Our remeasurements also reflect actual returns on plan assets of 10.0% (six-month rate). Our expected long-term rate of return on pension plan assets is an annualized 7.00% for the remainder of 2019.

The following table details pension and postretirement benefit costs included in the accompanying consolidated statements of income. The service cost component of net periodic pension cost (benefit) is recorded in operating expenses in the consolidated statements of income while the remaining components are recorded in “Other income (expense) – net.”

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Pension cost:
Service cost – benefits earned during the period	$243	$284	$483	$575
Interest cost on projected benefit obligation	508	504	1,057	991
Expected return on assets	(880)	(755)	(1,731)	(1,515)
Amortization of prior service credit	(24)	(29)	(57)	(59)
Actuarial (gain) loss	1,699	(1,796)	2,131	(1,796)
Net pension (credit) cost	$1,546	$(1,792)	$1,883	$(1,804)

Postretirement cost:
Service cost – benefits earned during the period	$18	$26	$36	$55
Interest cost on accumulated postretirement benefit obligation	186	195	372	386
Expected return on assets	(56)	(75)	(112)	(152)
Amortization of prior service credit	(426)	(413)	(852)	(810)
Actuarial (gain) loss	-	-	-	(930)
Net postretirement (credit) cost	$(278)	$(267)	$(556)	$(1,451)

Combined net pension and postretirement (credit) cost	$1,268	$(2,059)	$1,327	$(3,255)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $25 and $21 in the second quarter and $50 and $42 for the first six months of 2019 and 2018, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS AND DISCLOSURE

The Fair Value Measurement and Disclosure framework in ASC 820, “Fair Value Measurement,” provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs and Level 3 includes fair values estimated using significant unobservable inputs.

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

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$165,443	$181,230	$171,529	$172,287
Commercial paper	3,164	3,164	3,048	3,048
Bank borrowings	4	4	4	4
Investment securities[2]	3,518	3,518	3,409	3,409
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities and derivatives that are measured at fair value as of June 30, 2019 and December 31, 2018. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$1,016	$-	$-	$1,016
International equities	235	-	-	235
Fixed income equities	209	-	-	209
Available-for-Sale Debt Securities	-	1,031	-	1,031
Asset Derivatives
Interest rate swaps	-	26	-	26
Cross-currency swaps	-	307	-	307
Foreign exchange contracts	-	68	-	68
Liability Derivatives
Cross-currency swaps	-	(2,929)	-	(2,929)
Interest rate locks	-	(23)	-	(23)
Foreign exchange contracts	-	(3)	-	(3)

AT&T INC.

JUNE 30, 2019

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

Investment Securities

Our investment securities include both equity and debt securities that are measured at fair value, as well as equity securities without readily determinable fair values. A substantial portion of the fair values of our investment securities is estimated based on quoted market prices. Investments in equity securities not traded on a national securities exchange are valued at cost, less any impairment, and adjusted for changes resulting from observable, orderly transactions for identical or similar securities. Investments in debt securities not traded on a national securities exchange are valued using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

The components comprising total gains and losses on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Total gains (losses) recognized on equity securities	$50	$21	$210	$8
Gains (Losses) recognized on equity securities sold	69	(3)	155	49
Unrealized gains (losses) recognized on equity securities held at end of period	(19)	24	55	(41)

At June 30, 2019, available-for-sale debt securities totaling $1,031 have maturities as follows - less than one year: $26; one to three years: $185; three to five years: $151; five or more years: $669.

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

JUNE 30, 2019

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

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2019 and 2018, no ineffectiveness was measured on fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cash flow hedges each quarter. In the six months ended June 30, 2019 and 2018, no ineffectiveness was measured on cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses from the settlement of our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $63 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €700 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of WarnerMedia. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheet.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2019, we had posted collateral of $242 (a deposit asset) and held collateral of $86 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $137. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $2,668. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

collateral of $262. At December 31, 2018, we had posted collateral of $1,675 (a deposit asset) and held collateral of $103 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2019	2018
Interest rate swaps[1]	$1,633	$3,483
Cross-currency swaps	40,311	42,192
Interest rate locks	2,000	-
Foreign exchange contracts	669	2,094
Total	$44,613	$47,769
[1]	In July 2019 we settled interest rate swaps with a notional value of $780.

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2019	2018	2019	2018
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$35	$(9)	$59	$(62)
Gain (Loss) on long-term debt	(35)	9	(59)	62

In addition, the net swap settlements that accrued and settled in the quarter ended June 30 were offset against interest expense.

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2019	2018	2019	2018
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(763)	$(533)	$(595)	$321
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	4	-	(3)	-
Other income (expense) - net reclassified from accumulated OCI into income	7	-	10	-
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(23)	-	(23)	-
Interest income (expense) reclassified from accumulated OCI into income	(16)	(14)	(32)	(29)

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

Time Warner On June 14, 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. We paid Time Warner shareholders

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

$36,599 in AT&T stock and $42,100 in cash. Total consideration, including share-based payment arrangements and other adjustments totaled $79,358, excluding Time Warner’s net debt at acquisition.

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

The following table summarizes the fair values of the Time Warner assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

Assets acquired
Cash	$1,889
Accounts receivable	9,020
All other current assets	2,913
Noncurrent inventory and theatrical film and television production costs	5,591
Property, plant and equipment	4,693
Intangible assets subject to amortization
Distribution network	18,040
Released television and film content	10,806
Trademarks and trade names	18,081
Other	10,300
Investments and other assets	9,438
Goodwill	38,801
Total assets acquired	129,572

Liabilities assumed
Current liabilities, excluding current portion of long-term debt	8,294
Debt maturing within one year	4,471
Long-term debt	18,394
Other noncurrent liabilities	19,054
Total liabilities assumed	50,213
Net assets acquired	79,359
Noncontrolling interest	(1)
Aggregate value of consideration paid	$79,358

Purchased goodwill is not expected to be deductible for tax purposes. All of the goodwill was allocated to the WarnerMedia segment.

Dispositions

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Hudson Yards In June 2019, we sold our ownership in Hudson Yards North Tower Holdings LLC under a sale-leaseback arrangement for cash proceeds of $2,081 and recorded a loss of $102 resulting from transaction costs (primarily real estate transfer taxes).

Hulu In April 2019, we sold our ownership in Hulu for cash proceeds of $1,430 and recorded a gain of $740.

NOTE 9. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sale of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price, and (2) receivables related to our WarnerMedia business. Under these programs, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables, where applicable. Under the terms of our agreements for these programs, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

Our equipment installment and WarnerMedia programs are discussed in detail below. A summary of the receivables and accounts being serviced is as follows:

	June 30, 2019		December 31, 2018
	Equipment		Equipment
	Installment	WarnerMedia	Installment	WarnerMedia
Gross receivables:	$4,519	$2,769	$5,994	$-
Balance sheet classification
Accounts receivable
Notes receivable	2,599	-	3,457	-
Trade receivables	449	2,286	438	-
Other Assets
Noncurrent notes and trade receivables	1,471	483	2,099	-

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,528	3,725	9,065	-
Cash proceeds received, net of remittances[1]	7,073	3,725	6,508	-
[1]	Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

Equipment Installment Receivables

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.

We maintain a program under which we transfer a portion of these receivables in exchange for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. In the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the financial institutions equal to

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation for this estimated amount at the time the receivables are transferred.

The following table sets forth a summary of equipment installment receivables sold during the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross receivables sold	$2,244	$1,906	$4,945	$4,916
Net receivables sold[1]	2,133	1,811	4,679	4,606
Cash proceeds received	1,920	1,532	4,195	3,927
Deferred purchase price recorded	261	307	570	826
Guarantee obligation recorded	93	72	194	195
[1]	Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

The following table shows the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of repurchased receivables	$235	$1,481	$658	$1,481
Carrying value of deferred purchase price	225	1,393	632	1,393
Gain (loss) on repurchases[1]	$10	$88	$26	$88
[1]	These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At June 30, 2019 and December 31, 2018, our deferred purchase price receivable was $2,242 and $2,370, respectively, of which $1,531 and $1,448 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2019 and December 31, 2018 was $454 and $439, respectively, of which $91 and $196 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

WarnerMedia Receivables

In March 2019, we entered into a revolving agreement to transfer $1,400 of certain receivables from our WarnerMedia business to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts. In June 2019, we expanded the program another $2,600 for a total maximum outstanding amount of $4,000, of which approximately $3,725 is outstanding at June 30, 2019. The transferred receivables are fully guaranteed by our subsidiary, which holds additional receivables in the amount of $2,769 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to selling these receivables is limited to the amount outstanding.

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table sets forth a summary of WarnerMedia receivables sold during the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Initial sale of receivables	$2,325	$-	$3,725	$-
Collections reinvested under revolving agreement	2,127	-	2,127	-
Gross receivables sold/cash proceeds received	4,452	-	5,852	-
Net receivables sold[1]	4,134	-	5,497	-
Obligations recorded	384	-	436	-
[1]	Receivables net of allowance, return and incentive reserves and imputed interest

NOTE 10. LEASES

We have operating and finance leases for certain facilities and equipment used in operations. As of June 30, 2019, our leases have remaining lease terms of 1 to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

Subsequent to the adoption of ASC 842 on January 1, 2019, we have recognized a right-of-use asset for both operating and finance leases, and an operating lease liability that represents the present value of our obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which is updated on a quarterly basis for measurement of new lease obligations.

The components of lease expense were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$1,610	$2,852

Finance lease cost:
Amortization of right-of-use assets	$70	$136
Interest on lease obligation	42	84
Total finance lease cost	$112	$220

Supplemental balance sheet information related to leases is as follows:

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

At June 30, 2019

Operating Leases
Operating lease right-of-use assets	$22,650

Accounts payable and accrued liabilities	$3,344
Operating lease obligation	20,568
Total operating lease obligation	$23,912

Finance Leases
Property, plant and equipment, at cost	$3,362
Accumulated depreciation and amortization	(1,178)
Property, plant and equipment, net	$2,184

Current portion of long-term debt	$137
Long-term debt	1,809
Total finance lease obligation	$1,946

Weighted-Average Remaining Lease Term
Operating leases	8.4	yrs
Finance leases	10.7	yrs

Weighted-Average Discount Rate
Operating leases	4.7%
Finance leases	8.5%

Future minimum maturities of lease obligations are as follows:

At June 30, 2019	Operating	Finance
	Leases	Leases
Remainder of 2019	$2,250	$169
2020	4,276	296
2021	3,841	274
2022	3,561	264
2023	3,228	253
Thereafter	12,502	1,814
Total lease payments	29,658	3,070
Less imputed interest	(5,746)	(1,124)
Total	$23,912	$1,946

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments. The components comprising cash and cash equivalents and restricted cash are as follows:

AT&T INC.

JUNE 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	June 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$8,423	$13,523	$5,204	$50,498
Restricted cash in Other current assets	15	12	61	6
Restricted cash in Other Assets	216	218	135	428
Cash and cash equivalents and restricted cash	$8,654	$13,753	$5,400	$50,932

Supplemental disclosures for the statement of cash flows related to operating leases are as follows:

	Six months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations
Operating cash flows from operating leases	$2,464	$2,458

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	3,899	-

Cash paid (received) from interest and income taxes during the period are as follows:

	Six months ended
	June 30,
	2019	2018
Interest	$4,410	$4,045
Income taxes, net of refunds	(32)	(757)

Other Noncash Investing and Financing Activities In 2019, we recorded approximately $1,265 of new vendor financing commitments related to capital investments, and we have repaid $1,836 of such obligations during the year. In connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing), which are excluded from our investing activities and reported as financing activities.

AT&T INC.

JUNE 30, 2019

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

We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America and (4) Xandr. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items and equity in net income (loss) of affiliates for investments managed within each segment. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
Communications	$35,508	$35,410	0.3%	$70,901	$70,943	(0.1)%
WarnerMedia	8,350	1,393	-	16,729	1,505	-
Latin America	1,757	1,951	(9.9)	3,475	3,976	(12.6)
Xandr	485	392	23.7	911	729	25.0
Corporate and other	179	320	(44.1)	346	653	(47.0)
Eliminations and consolidation	(1,322)	(480)	-	(2,578)	(782)	-
AT&T Operating Revenues	44,957	38,986	15.3	89,784	77,024	16.6

Operating Contribution
Communications	8,737	8,414	3.8	16,789	16,441	2.1
WarnerMedia	2,025	425	-	4,335	464	-
Latin America	(209)	(150)	(39.3)	(382)	(261)	(46.4)
Xandr	325	333	(2.4)	578	619	(6.6)
Segment Operating Contribution	$10,878	$9,022	20.6%	$21,320	$17,263	23.5%

The Communications segment provides services to businesses and consumers located in the U.S. or in U.S. territories and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:

•Mobility provides nationwide wireless service and equipment.

•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on DIRECTV and U-verse distribution platforms.

•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats. This segment contains the following business units:

•Turner is comprised of the historic Turner division as well as the financial results of our RSNs. This business unit primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

•Home Box Office consists of premium pay television and OTT services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

•Warner Bros. consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•Mexico provides wireless service and equipment to customers in Mexico.

•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

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

	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
Service	$41,023	$34,906	17.5%	$81,707	$68,552	19.2%
Equipment	3,934	4,080	(3.6)	8,077	8,472	(4.7)
Total Operating Revenues	44,957	38,986	15.3	89,784	77,024	16.6

Operating expenses
Operations and support	30,356	26,142	16.1	60,744	51,985	16.8
Depreciation and amortization	7,101	6,378	11.3	14,307	12,372	15.6
Total Operating Expenses	37,457	32,520	15.2	75,051	64,357	16.6
Operating Income	7,500	6,466	16.0	14,733	12,667	16.3
Interest expense	2,149	2,023	6.2	4,290	3,794	13.1
Equity in net income (loss) of affiliates	40	(16)	-	33	(7)	-
Other income (expense) – net	(318)	2,353	-	(32)	4,055	-
Income Before Income Taxes	5,073	6,780	(25.2)	10,444	12,921	(19.2)
Net Income	3,974	5,248	(24.3)	8,322	10,007	(16.8)
Net Income Attributable to AT&T	$3,713	$5,132	(27.7)%	$7,809	$9,794	(20.3)%

Operating revenues increased in the second quarter and the first six months of 2019. The increase was primarily due to our 2018 acquisition of Time Warner. Partially offsetting these increases in revenues were declines in our Latin America segment, which were negatively impacted by foreign exchange pressure. Revenues in our Communications segment were

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts stable with growth in wireless service, strategic and managed business services and IP broadband revenues offsetting lower legacy services, video and wireless equipment revenues.

Operations and support expenses increased in the second quarter and the first six months of 2019. The increase was primarily due to our 2018 acquisition of Time Warner. This increase was partially offset by lower costs in our Communications segment, including lower wireless equipment costs and lower content and other costs related to lower video volumes, foreign exchange rate impacts in our Latin America segment, and lower expenses due to our continued focus on cost management.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2019. Depreciation expense increased $27, or 0.5% in the second quarter and $163, or 1.6% for the first six months of 2019 primarily due to the Time Warner acquisition.

Amortization expense increased $696, or 50.6% in the second quarter and $1,772, or 72.7% for the first six months of 2019 primarily due to the amortization of intangibles associated with WarnerMedia.

Operating income increased in the second quarter and the first six months of 2019. Our operating income margin for the second quarter increased from 16.6% in 2018 to 16.7% in 2019 and maintained at 16.4% for the first six months of 2018 and 2019.

Interest expense increased in the second quarter and first six months of 2019. The increase was primarily due to lower capitalized interest associated with putting spectrum into network service and higher debt balances related to our acquisition of Time Warner. The increase also reflects higher interest rates.

Equity in net income of affiliates increased in the second quarter and for the first six months of 2019, primarily due to changes in our investment portfolio resulting from acquisition-related activity.

Other income (expense) – net decreased earnings in the second quarter and for the first six months of 2019. The decreases were primarily due to actuarial losses of $1,699 in the second quarter and $2,131 for the first six months of 2019, compared to actuarial gains of $1,796 and $2,726 in the comparable prior year. Offsetting the decline from the remeasurement of our benefit plans was a $740 gain on the second-quarter 2019 sale of our investment in Hulu and lower premiums on debt redemptions.

Income taxes decreased in the second quarter and for the first six months of 2019. Our effective tax rate was 21.7% for the second quarter and 20.3% for the first six months of 2019, versus 22.6% for the second quarter and for the first six months of 2018. The decrease in income tax expense and the effective tax rate was primarily due to lower income before income taxes, including impacts of actuarial losses of $1,699 in the second quarter and $2,131 for the first six months of 2019, compared to actuarial gains of $1,796 and $2,726 in 2018.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Mobility	$17,512	$17,282	1.3%	$35,079	$34,637	1.3%
Entertainment Group	11,368	11,478	(1.0)	22,696	22,909	(0.9)
Business Wireline	6,628	6,650	(0.3)	13,126	13,397	(2.0)
Total Segment Operating Revenues	35,508	35,410	0.3	70,901	70,943	(0.1)

Segment Operating Contribution
Mobility	5,833	5,506	5.9	11,184	10,664	4.9
Entertainment Group	1,514	1,475	2.6	2,992	2,784	7.5
Business Wireline	1,390	1,433	(3.0)	2,613	2,993	(12.7)
Total Segment Operating Contribution	$8,737	$8,414	3.8%	$16,789	$16,441	2.1%

Selected Subscribers and Connections
	June 30,
(000s)	2019	2018
Total domestic broadband connections	15,698	15,772
Network access lines in service	9,207	10,832
U-verse VoIP connections	4,766	5,449

Operating revenues increased in the second quarter and decreased for the first six months of 2019. The increase in the quarter was driven by increases in our Mobility business unit, partially offset by declines in our Entertainment Group and Business Wireline business units. Revenues reflect higher wireless service, growth in strategic and managed business services and IP broadband, and licensing of intellectual property assets, which were partially offset by continued declines in legacy voice and data products, the shift to over-the-top (OTT) video offerings and decreased equipment revenues.

The decrease for the first six months was primarily due to the declines in our Business Wireline and Entertainment Group business units, offset by increases in our Mobility business unit. The decrease reflects the shift away from legacy communications and linear video offerings, and lower equipment revenues, largely offset by higher wireless service and advanced data revenues.

Operating contribution increased in the second quarter and for the first six months of 2019, reflecting improvement in our Mobility and Entertainment Group business units, partially offset by declines in our Business Wireline business unit. Our Communications segment operating income margin in the second quarter increased from 23.8% in 2018 to 24.6% in 2019 and for the first six months increased from 23.2% in 2018 to 23.7% in 2019.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Service	$14,006	$13,682	2.4%	$27,798	$27,085	2.6%
Equipment	3,506	3,600	(2.6)	7,281	7,552	(3.6)
Total Operating Revenues	17,512	17,282	1.3	35,079	34,637	1.3

Operating expenses
Operations and support	9,654	9,663	(0.1)	19,835	19,765	0.4
Depreciation and amortization	2,025	2,113	(4.2)	4,060	4,208	(3.5)
Total Operating Expenses	11,679	11,776	(0.8)	23,895	23,973	(0.3)
Operating Income	5,833	5,506	5.9	11,184	10,664	4.9
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$5,833	$5,506	5.9%	$11,184	$10,664	4.9%

The following tables highlight other key measures of performance for Mobility:

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

					June 30,		Percent
(in 000s)					2019	2018	Change
Wireless Subscribers
Postpaid smartphones					60,737	60,183	0.9%
Postpaid feature phones and data-centric devices					15,545	17,189	(9.6)
Postpaid					76,282	77,372	(1.4)
Prepaid					17,602	16,217	8.5
Reseller					7,392	8,582	(13.9)
Connected devices[1]					58,389	44,718	30.6
Total Wireless Subscribers					159,665	146,889	8.7

Postpaid Phone Subscribers					63,415	63,543	(0.2)
Total Phone Subscribers					80,003	78,919	1.4%
[1]	Includes data-centric devices such as wholesale automobile systems, monitoring devices, fleet management, and session-based tablets.

	Second Quarter				Six-Month Period
			Percent				Percent
(in 000s)	2019	2018	Change		2019	2018	Change
Wireless Net Additions[2]
Postpaid	(154)	73	-%		(358)	122	-%
Prepaid	341	453	(24.7)		437	694	(37.0)
Reseller	(214)	(444)	51.8		(467)	(832)	43.9
Connected devices[1]	3,959	2,982	32.8		7,047	5,710	23.4
Wireless Net Subscriber Additions	3,932	3,064	28.3		6,659	5,694	16.9

Postpaid Phone Net Additions	72	51	41.2		152	(9)	-
Total Phone Net Additions	355	407	(12.8)%		520	539	(3.5)%

Postpaid Churn[3]	1.08	1.02	6	BP	1.12	1.04	8	BP
Postpaid Phone-Only Churn[3]	0.86	0.82	4	BP	0.89	0.83	6	BP
[1]	Includes data-centric devices such as wholesale automobile systems, monitoring devices, fleet management, and session-based tablets.
[2]	Excludes acquisition-related additions during the period.
[3]	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the second quarter and for the first six months of 2019 largely due to growth in Cricket and AT&T PREPAIDSM subscribers and higher postpaid average revenue per subscriber (ARPU).

ARPU

ARPU increased in the second quarter and for the first six months primarily due to postpaid price actions that were not in effect in the comparative prior year.

Churn

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were higher due to tablet and involuntary churn. Also contributing to higher churn for the first six months was continued competitive pricing in the industry.

Equipment revenue decreased in the second quarter and for the first six months of 2019 driven by lower postpaid smartphone sales, resulting from the continuing trend of customers choosing to upgrade devices less frequently or bring their own.

Operations and support expenses decreased in the second quarter and increased for the first six months of 2019. The decrease in the quarter was primarily due to lower postpaid smartphone volumes and increased operational efficiencies, partially offset by higher bad debt expense and commission deferral amortization. In the second quarter of 2019, we extended the estimated economic life of our customers, which resulted in a decline of commission deferral amortization on a sequential basis.

The increase for the first six months was primarily due to increased bad debt expense and higher commission deferral amortization in the six-month period, partially offset by lower postpaid smartphone volumes and increased operational efficiencies.

Depreciation expense decreased in the second quarter and for the first six months of 2019 primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased in the second quarter and for the first six months of 2019. Our Mobility operating income margin in the second quarter increased from 31.9% in 2018 to 33.3% in 2019, and for the first six months increased from 30.8% in 2018 to 31.9% in 2019. Our Mobility EBITDA margin in the second quarter increased from 44.1% in 2018 to 44.9% in 2019, and for the first six months increased from 42.9% in 2018 to 43.5% in 2019. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

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

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. Such offerings are intended to encourage existing subscribers to upgrade their current services and/or add devices, attract subscribers from other providers and/or minimize subscriber churn.

Connected Devices

Connected devices include data-centric devices such as wholesale automobile system, monitoring devices, fleet management and session-based tablets. Connected device subscribers increased in 2019, and during the second quarter and for the first six months of 2019, we added approximately 2.1 million and 4.0 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Entertainment Group Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Video entertainment	$8,035	$8,173	(1.7)%	$16,109	$16,398	(1.8)%
High-speed internet	2,109	1,981	6.5	4,179	3,859	8.3
Legacy voice and data services	658	772	(14.8)	1,341	1,578	(15.0)
Other service and equipment	566	552	2.5	1,067	1,074	(0.7)
Total Operating Revenues	11,368	11,478	(1.0)	22,696	22,909	(0.9)

Operating expenses
Operations and support	8,515	8,657	(1.6)	17,042	17,468	(2.4)
Depreciation and amortization	1,339	1,345	(0.4)	2,662	2,655	0.3
Total Operating Expenses	9,854	10,002	(1.5)	19,704	20,123	(2.1)
Operating Income	1,514	1,476	2.6	2,992	2,786	7.4
Equity in Net Income (Loss) of Affiliates	-	(1)	-	-	(2)	-
Operating Contribution	$1,514	$1,475	2.6%	$2,992	$2,784	7.5%

The following tables highlight other key measures of performance for Entertainment Group:

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

				June 30,		Percent
				2019	2018	Change
Video Connections
Premium TV				21,581	23,640	(8.7)%
DIRECTV NOW[1]				1,340	1,809	(25.9)
Total Video Connections				22,921	25,449	(9.9)

Broadband Connections
IP				13,822	13,692	0.9
DSL				598	763	(21.6)
Total Broadband Connections				14,420	14,455	(0.2)

Retail Consumer Switched Access Lines				3,630	4,333	(16.2)
U-verse Consumer VoIP Connections				4,211	4,950	(14.9)
Total Retail Consumer Voice Connections				7,841	9,283	(15.5)

Fiber Broadband Connections (included in IP)				3,378	2,204	53.3%
[1]			Consistent with industry practice, DIRECTV NOW includes connections that are on a free-trial.

	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2019	2018	Change	2019	2018	Change
Video Net Additions
Premium TV2	(778)	(262)	-%	(1,322)	(449)	-%
DIRECTV NOW[1]	(168)	342	-	(251)	654	-
Net Video Additions	(946)	80	-	(1,573)	205	-

Broadband Net Additions
IP	-	76	-	93	230	(59.6)
DSL	(34)	(53)	35.8	(82)	(125)	34.4
Net Broadband Additions	(34)	23	-	11	105	(89.5)

Fiber Broadband Net Additions (included in IP)	318	249	27.7%	615	475	29.5%
[1]			Consistent with industry practice, DIRECTV NOW includes connections that are on a free-trial.
[2]			Includes disconnections for customers that migrated to DIRECTV NOW.

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the second quarter and for the first six months of 2019, largely driven by an 8.7% decline in premium TV subscribers. Our customers continue to shift, consistent with the rest of the industry, from a premium linear service to our more economically priced OTT video service or to competitors, which has pressured our video revenues. OTT net additions declined in the second quarter and for the first six months due to price changes and fewer promotions. Churn rose for subscribers with premium TV-only service, partially reflecting price increases.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

High-speed internet revenues increased in the second quarter and for the first six months of 2019 reflecting the shift of subscribers to our higher-speed fiber services. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2019, reflecting the continued migration of customers to our more advanced IP-based offerings or to competitors.

Operations and support expenses decreased in the second quarter and for the first six months of 2019. Contributing to the decreases were lower content costs largely due to lower subscribers, lower volumes and our ongoing focus on cost initiatives. Partially offsetting the decreases was higher amortization of fulfillment cost deferrals, including the impact of updates to the estimated economic life for our Entertainment Group customers.

Depreciation expense decreased in the second quarter and increased for the first six months of 2019. The decrease in the quarter was primarily due to fully depreciated assets, largely offset by ongoing capital spending for network upgrades and expansion. The increase for the first six months was primarily due to our ongoing capital spending for network upgrades and expansion.

Operating income increased in the second quarter and for the first six months of 2019. Our Entertainment Group operating income margin in the second quarter increased from 12.9% in 2018 to 13.3% in 2019, and for the first six months increased from 12.2% in 2018 to 13.2% in 2019. Our Entertainment Group EBITDA margin in the second quarter increased from 24.6% in 2018 to 25.1% in 2019, and for the first six months increased from 23.8% in 2018 to 24.9% in 2019.

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Strategic and managed services	$3,848	$3,603	6.8%	$7,640	$7,198	6.1%
Legacy voice and data services	2,331	2,730	(14.6)	4,735	5,595	(15.4)
Other service and equipment	449	317	41.6	751	604	24.3
Total Operating Revenues	6,628	6,650	(0.3)	13,126	13,397	(2.0)

Operating expenses
Operations and support	3,982	4,038	(1.4)	8,022	8,054	(0.4)
Depreciation and amortization	1,256	1,180	6.4	2,491	2,350	6.0
Total Operating Expenses	5,238	5,218	0.4	10,513	10,404	1.0
Operating Income	1,390	1,432	(2.9)	2,613	2,993	(12.7)
Equity in Net Income of Affiliates	-	1	-	-	-	-
Operating Contribution	$1,390	$1,433	(3.0)%	$2,613	$2,993	(12.7)%

Strategic and managed services revenues increased in the second quarter and for the first six months of 2019. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions and managed services.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2019, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Other service and equipment revenues increased in the second quarter and for the first six months of 2019, driven by licensing of intellectual property assets. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses decreased in the second quarter and for the first six months of 2019, primarily due to our continued efforts to shift to a software-based network and automate and digitize our customer support activities, partially offset by higher fulfillment deferral amortization.

Depreciation expense increased in the second quarter and for the first six months of 2019, primarily due to increases in capital spending for network upgrades and expansion.

Operating income decreased in the second quarter and for the first six months of 2019. Our Business Wireline operating income margin in the second quarter decreased from 21.5% in 2018 to 21.0% in 2019, and for the first six months decreased from 22.3% in 2018 to 19.9% in 2019. Our Business Wireline EBITDA margin in the second quarter increased from 39.3% in 2018 to 39.9% in 2019, and for the first six months decreased from 39.9% in 2018 to 38.9% in 2019.

WARNERMEDIA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Turner	$3,410	$667	-%	$6,853	$779	-%
Home Box Office	1,716	281	-	3,226	281	-
Warner Bros.	3,389	507	-	6,907	507	-
Eliminations & Other	(165)	(62)	-	(257)	(62)	-
Total Segment Operating Revenues	8,350	1,393	-	16,729	1,505	-

Segment Operating Contribution
Turner	1,165	289	-	2,437	353	-
Home Box Office	588	104	-	1,170	104	-
Warner Bros.	440	89	-	993	89	-
Eliminations & Other	(168)	(57)	-	(265)	(82)	-
Total Segment Operating Contribution	$2,025	$425	-%	$4,335	$464	-%

Our WarnerMedia segment consists of our Turner, Home Box Office and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases. WarnerMedia also includes our financial results for RSNs.

The WarnerMedia segment does not include results from Time Warner operations for the periods prior to our June 14, 2018 acquisition. Otter Media is included as an equity method investment for periods prior to our August 7, 2018 acquisition of the remaining interest and is in the segment operating results following the acquisition. Consistent with our past practice, many of the impacts of the fair value adjustments from the application of purchase accounting required under GAAP have not been allocated to the segment, instead they are reported as acquisition-related items in the reconciliation to consolidated results.

Segment and business unit results in the second quarter and for the first six months are not comparable to prior periods and therefore not discussed. Comparative results will be discussed beginning with our third-quarter 2019 results.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia Business Unit Discussion
Turner Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Subscription	$1,943	$410	-%	$3,908	$508	-%
Advertising	1,266	223	-	2,527	237	-
Content and other	201	34	-	418	34	-
Total Operating Revenues	3,410	667	-	6,853	779	-

Operating expenses
Operations and support	2,217	372	-	4,353	446	-
Depreciation and amortization	39	11	-	99	12	-
Total Operating Expenses	2,256	383	-	4,452	458	-
Operating Income	1,154	284	-	2,401	321	-
Equity in Net Income of Affiliates	11	5	-	36	32	12.5
Operating Contribution	$1,165	$289	-%	$2,437	$353	-%

Turner includes the WarnerMedia businesses managed by Turner as well as our financial results for RSNs.

Operating revenues for Turner are generated primarily from licensing programming to distribution affiliates and from selling advertising on its networks and digital properties. Our Turner operating income margin was 33.8% in the second quarter and 35.0% for the first six months of 2019. Our Turner EBITDA margin was 35.0% in the second quarter and 36.5% for the first six months of 2019.

Home Box Office Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Subscription	$1,516	$270	-%	$2,850	$270	-%
Content and other	200	11	-	376	11	-
Total Operating Revenues	1,716	281	-	3,226	281	-

Operating expenses
Operations and support	1,131	171	-	2,052	171	-
Depreciation and amortization	12	5	-	34	5	-
Total Operating Expenses	1,143	176	-	2,086	176	-
Operating Income	573	105	-	1,140	105	-
Equity in Net Income (Loss) of Affiliates	15	(1)	-	30	(1)	-
Operating Contribution	$588	$104	-%	$1,170	$104	-%

Operating revenues for Home Box Office are generated from the exploitation of original and licensed programming through distribution outlets. Our Home Box Office operating income margin was 33.4% in the second quarter and 35.3% for the first six months of 2019. Our Home Box Office EBITDA margin was 34.1% in the second quarter and 36.4% for the first six months of 2019.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Warner Bros. Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Theatrical product	$1,527	$223	-%	$3,033	$223	-%
Television product	1,310	203	-	2,923	203	-
Games and other	552	81	-	951	81	-
Total Operating Revenues	3,389	507	-	6,907	507	-

Operating expenses
Operations and support	2,918	403	-	5,837	403	-
Depreciation and amortization	31	14	-	83	14	-
Total Operating Expenses	2,949	417	-	5,920	417	-
Operating Income	440	90	-	987	90	-
Equity in Net Income (Loss) of Affiliates	-	(1)	-	6	(1)	-
Operating Contribution	$440	$89	-%	$993	$89	-%

Operating revenues for Warner Bros. primarily relate to theatrical product (which is content made available for initial exhibition in theaters) and television product (which is content made available for initial airing on television or OTT services). Our Warner Bros. operating income margin was 13.0% in the second quarter and 14.3% for the first six months of 2019. Our Warner Bros. EBITDA margin was 13.9% in the second quarter and 15.5% for the first six months of 2019.

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Vrio	$1,032	$1,254	(17.7)%	$2,099	$2,608	(19.5)%
Mexico	725	697	4.0	1,376	1,368	0.6
Total Segment Operating Revenues	1,757	1,951	(9.9)	3,475	3,976	(12.6)

Segment Operating Contribution
Vrio	(2)	67	-	30	215	(86.0)
Mexico	(207)	(217)	4.6	(412)	(476)	13.4
Total Segment Operating Contribution	$(209)	$(150)	(39.3)%	$(382)	$(261)	(46.4)%

Operating Results

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

Operating revenues decreased in the second quarter and for the six months of 2019 driven by lower revenues for Vrio, primarily resulting from foreign exchange pressures related to Argentina’s hyperinflationary economy.

Operating contribution decreased in the second quarter and for the first six months of 2019, reflecting foreign exchange pressure. Our Latin America segment operating income margin in the second quarter decreased from (8.5)% in 2018 to (12.6)% in 2019, and for the first six months decreased from (6.9)% in 2018 to (11.3)% in 2019.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Latin America Business Unit Discussion
Mexico Results
	Second Quarter			Six-Month Period
	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenues
Service	$479	$417	14.9%	$921	$821	12.2%
Equipment	246	280	(12.1)	455	547	(16.8)
Total Operating Revenues	725	697	4.0	1,376	1,368	0.6

Operating expenses
Operations and support	813	787	3.3	1,538	1,590	(3.3)
Depreciation and amortization	119	127	(6.3)	250	254	(1.6)
Total Operating Expenses	932	914	2.0	1,788	1,844	(3.0)
Operating Income (Loss)	(207)	(217)	4.6	(412)	(476)	13.4
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$(207)	$(217)	4.6%	$(412)	$(476)	13.4%

The following tables highlight other key measures of performance for Mexico:

				June 30,		Percent
(in 000s)				2019	2018	Change
Mexico Wireless Subscribers[1]
Postpaid				5,489	5,749	(4.5)%
Prepaid				12,180	10,468	16.4
Reseller				352	181	94.5
Total Mexico Wireless Subscribers				18,021	16,398	9.9%

	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Mexico Wireless Net Additions
Postpaid	(153)	142	-%	(222)	251	-%
Prepaid	401	611	(34.4)	515	1,070	(51.9)
Reseller	51	3	-	99	(22)	-
Mexico Wireless Net Subscriber Additions	299	756	(60.4)%	392	1,299	(69.8)%
[1]			2019 excludes the impact of 692 subscriber disconnections resulting from the churn of customers related to sales by certain third-party distributors and the sunset of 2G services in Mexico, which are reflected in beginning of period subscribers.

Service revenues increased in the second quarter and for the first six months of 2019, primarily due to growth in our subscriber base.

Equipment revenues decreased in the second quarter and for the first six months of 2019, primarily due to higher demand in the prior year for our initial offering of equipment installment programs.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses increased in the second quarter and decreased for the first six months of 2019. The increases in the second quarter were primarily driven by higher bad debt expenses. The decreases for the first six months were primarily driven by lower equipment sales, partially offset by higher bad debt expenses. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2019 primarily due to changes in the useful lives of certain assets, partially offset by the amortization of spectrum licenses and higher in-service assets.

Operating income increased in the second quarter and first six months of 2019. Our Mexico operating income margin in the second quarter increased from (31.1)% in 2018 to (28.6)% in 2019, and for the first six months increased from (34.8)% in 2018 to (29.9)% in 2019. Our Mexico EBITDA margin in the second quarter increased from (12.9)% in 2018 to (12.1)% in 2019, and for the first six months increased from (16.2)% in 2018 to (11.8)% in 2019.

Vrio Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues	$1,032	$1,254	(17.7)%	$2,099	$2,608	(19.5)%

Operating expenses
Operations and support	881	1,016	(13.3)	1,747	2,017	(13.4)
Depreciation and amortization	165	186	(11.3)	334	391	(14.6)
Total Operating Expenses	1,046	1,202	(13.0)	2,081	2,408	(13.6)
Operating Income	(14)	52	-	18	200	(91.0)
Equity in Net Income of Affiliates	12	15	(20.0)	12	15	(20.0)
Operating Contribution	$(2)	$67	-%	$30	$215	(86.0)%

The following tables highlight other key measures of performance for Vrio:

				June 30,		Percent
(in 000s)				2019	2018	Change
Vrio Video Subscribers[1,2]				13,473	13,713	(1.8)%

	Second Quarter			Six -Month Period
			Percent			Percent
(in 000s)	2019	2018	Change	2019	2018	Change
Vrio Video Net Subscriber Additions[3]	(111)	140	-%	(143)	125	-%
[1]			Excludes subscribers of our equity investment in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 7.4 million subscribers at March 31, 2019 and 8.0 million subscribers at June 30, 2018.
[2]			2019 excludes the impact of 222 subscriber disconnections resulting from conforming our video credit policy across the region, which is reflected in beginning of period subscribers.
[3]			Excludes SKY Mexico net subscriber losses of 251 and 41 for the period end March 31, 2019 and June 30, 2018, respectively.

Operating revenues decreased in the second quarter and for the first six months of 2019, primarily due to foreign exchange pressures.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses decreased in the second quarter and for the first six months of 2019, primarily due to changes in foreign currency exchange rates. Approximately 18% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the second quarter and for the first six months of 2019, primarily due to changes in foreign currency exchange rates.

Operating income decreased in the second quarter and for the first six months of 2019. Our Vrio operating income margin in the second quarter decreased from 4.1% in 2018 to (1.4)% in 2019, and for the first six months decreased from 7.7% in 2018 to 0.9% in 2019. Our Vrio EBITDA margin in the second quarter decreased from 19.0% in 2018 to 14.6% in 2019, and for the first six months decreased from 22.7% in 2018 to 16.8% in 2019.

XANDR SEGMENT
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues	$485	$392	23.7%	$911	$729	25.0%

Operating expenses
Operations and support	147	59	-	307	109	-
Depreciation and amortization	13	-	-	26	1	-
Total Operating Expenses	160	59	-	333	110	-
Operating Income	325	333	(2.4)	578	619	(6.6)
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$325	$333	(2.4)%	$578	$619	(6.6)%

Operating revenues increased in the second quarter and for the first six months of 2019 primarily due to our acquisition of AppNexus in August 2018.

Operations and support expenses increased in the second quarter and for the first six months of 2019, primarily due to our acquisition of AppNexus and our ongoing development of the platform supporting Xandr’s business.

Operating income decreased in the second quarter and for the first six months of 2019. Our Xandr segment operating income margin in the second quarter decreased from 84.9% in 2018 to 67.0% in 2019, and for the first six months decreased from 84.9% in 2018 to 63.4% in 2019.

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

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Total Advertising Revenues
	Second Quarter			Six-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
WarnerMedia	$1,285	$225	-%	$2,564	$239	-%
Communications	470	431	9.0	887	806	10.0
Xandr	485	392	23.7	911	729	25.0
Eliminations	(399)	(387)	(3.1)	(749)	(721)	(3.9)
Total Advertising Revenues	$1,841	$661	-%	$3,613	$1,053	-%

SUPPLEMENTAL COMMUNICATIONS OPERATING INFORMATION

As a supplemental presentation to our Communications segment operating results, we are providing a view of our AT&T Business Solutions results which includes both wireless and wireline operations. This combined view presents a complete profile of the entire business customer relationship, and underscores the importance of mobile solutions to serving our business customers. See “Discussion and Reconciliation of Non-GAAP Measure” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Business Solutions Results
	Second Quarter			Six-Month Period
	2019	2018	Percent Change	2019	2018	Percent Change

Operating revenues
Wireless service	$2,022	$1,829	10.6%	$3,935	$3,620	8.7%
Strategic and managed services	3,848	3,603	6.8	7,640	7,198	6.1
Legacy voice and data services	2,331	2,730	(14.6)	4,735	5,595	(15.4)
Other service and equipment	449	317	41.6	751	604	24.3
Wireless equipment	622	584	6.5	1,218	1,162	4.8
Total Operating Revenues	9,272	9,063	2.3	18,279	18,179	0.6

Operating expenses
Operations and support	5,539	5,616	(1.4)	11,179	11,210	(0.3)
Depreciation and amortization	1,561	1,487	5.0	3,102	2,945	5.3
Total Operating Expenses	7,100	7,103	-	14,281	14,155	0.9
Operating Income	2,172	1,960	10.8	3,998	4,024	(0.6)
Equity in Net Income of Affiliates	-	1	-	-	-	-
Operating Contribution	$2,172	$1,961	10.8%	$3,998	$4,024	(0.6)%

OTHER BUSINESS MATTERS

Time Warner In June 2018, we completed our acquisition of Time Warner, a leader in media and entertainment whose major businesses encompass an array of some of the most respected media brands. In July 2018, the U.S. Department of Justice (DOJ) appealed the U.S. District Court’s decision permitting the merger. On February 26, 2019, the D.C. Circuit unanimously affirmed our win. The DOJ did not appeal to the United States Supreme Court, thereby ending the litigation.

Labor Contracts As of June 30, 2019, we employed approximately 258,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

(IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached. A contract covering approximately 8,000 traditional wireline employees in our Midwest region expired in April 2018. In July 2019, we reached a tentative agreement on a new four-year contract that will expire in April 2022, if ratified. In addition, a contract covering approximately 3,000 traditional wireline employees in our legacy AT&T Corp. business also expired in April 2018. In July 2019, we reached a tentative agreement on a new four-year contract that will expire in April 2022, if ratified.

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

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts uncertainty in the value and availability of data. On June 28, 2018, the state of California enacted comprehensive privacy legislation that, effective as of January 1, 2020, gives California consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives consumers the right to opt-out of the sale of personal information. The law applies the same rules to all companies that collect consumer information.

Wireless The industry-wide deployment of 5G technology, which is needed to satisfy extensive demand for video and internet access, will involve significant deployment of “small cell” equipment and therefore increase the need for local permitting processes that allow for the placement of small cell equipment on reasonable timelines and terms. Federal regulations also can delay and impede broadband services, including small cell equipment. In March, August and September 2018, the FCC adopted orders to streamline the wireless infrastructure review process in order to facilitate deployment of next-generation wireless facilities. Those orders have been appealed and the various appeals remain pending in the DC Circuit and 9th Circuit Court of Appeals. In addition, to date, 28 states and Puerto Rico have adopted legislation to facilitate small cell deployment.

In December 2018, we introduced the nation’s first commercial mobile 5G service. We currently have mobile 5G in parts of 20 U.S. cities and we plan to roll out mobile 5G service in parts of at least 29 cities by the end of the year. We expect to have mobile 5G service nationwide to more than 200 million people by the first half of 2020.

LIQUIDITY AND CAPITAL RESOURCES

We had $8,423 in cash and cash equivalents available at June 30, 2019. Cash and cash equivalents included cash of $3,512 and money market funds and other cash equivalents of $4,911. Approximately $1,700 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $3,219 since December 31, 2018. In the first six months of 2019, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment and WarnerMedia receivables to third parties, sale of investments, issuance of commercial paper and long-term debt and collateral received from banks and other participants in our derivative arrangements. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, and dividends to stockholders.

Cash Provided by or Used in Operating Activities

During the first six months of 2019, cash provided by operating activities was $25,336, compared to $19,176 for the first six months of 2018. Higher operating cash flows in 2019 were primarily due to contributions from WarnerMedia, including our new receivables securitization program (see Note 9), cash from our sale and transfer of certain wireless equipment installment receivables to third parties and higher cash flows from working capital initiatives, partly offset by lower net tax refunds.

We actively manage the timing of our supplier payments for non-capital items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing on cash from operating activities was to reduce working capital $496 for the first six months of 2019, and to improve working capital $584 for the first six months of 2018. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities

For the first six months of 2019, cash used in investing activities totaled $7,299, and consisted primarily of $10,654 (including interest during construction) for capital expenditures, ($572 lower than the prior-year comparable period), and proceeds from the sales of our ownership interests in Hulu and WarnerMedia’s headquarters (Hudson Yards) under a sale-leaseback arrangement (see Note 8).

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2019, these vendor financing payments were $1,836, and when combined with $10,654 of capital expenditures, total capital investment was $12,490 ($1,007 higher than the prior-year comparable period). In the first six months of 2019, we placed $1,265 of equipment in service under vendor financing arrangements.

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months, approximately $600 of assets related to the FirstNet build were placed into service. Total reimbursements from the government for FirstNet during the first six months were $134 for 2019 and $336 for 2018, predominantly for capital expenditures.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In July 2019, we completed our DIRECTV merger commitment, marketing fiber-to-the-premises network to nearly 14 million customer locations.

Cash Provided by or Used in Financing Activities

For the first six months of 2019, cash used in financing activities totaled $14,783 and included net proceeds of $10,030, which consisted primarily of the following issuances:

•January draw of $2,850 on an 11-month syndicated term loan agreement.

•January draw of $750 on a private financing agreement.

•February issuance of $3,000 of 4.350% global notes due 2029.

•February issuance of $2,000 of 4.850% global notes due 2039.

•Borrowings of $725 in January and $525 in June that are supported by government agencies to support network equipment purchases.

•June draw of $300 on U.S. Bank credit agreement.

During the first six months of 2019, repayment of long-term debt totaled $16,124. Repayments primarily consisted of the following:

Notes redeemed at maturity:

•$1,850 of 2.300% AT&T global notes in the first quarter.

•$400 of AT&T floating-rate notes in the first quarter.

•€1,500 of AT&T floating-rate notes in the second quarter.

•$650 of 2.100% WarnerMedia, LLC notes in the second quarter.

Notes redeemed prior to maturity:

•$2,010 of AT&T global notes with interest rates ranging from 4.750% to 5.200% and original maturities in 2020 and 2021, in the first quarter.

•$2,000 of Warner Media, LLC notes with interest rates ranging from 4.700% to 5.200% and original maturities in 2021, in the first quarter.

•$590 of Warner Media, LLC and/or Historic TW Inc. notes that were tendered for cash in our May 2019 obligor debt exchange. The notes had interest rates ranging between 6.500% and 9.150% and original maturities ranging from 2023 to 2036.

•$243 of open market redemptions of AT&T notes, with interest rates ranging from 7.125% to 8.750% and original maturities in 2031, in the second quarter.

Credit facilities and other borrowings:

•$2,625 of final amounts outstanding under our Acquisition Term Loan (defined below) in the first quarter.

•$750 of January borrowings under a private financing agreement, in the first quarter.

•$1,500 of four-year and five-year borrowings under the Nova Scotia Credit Agreement (defined below) in the second quarter.

•$600 of borrowings under our credit agreement with Canadian Imperial Bank of Commerce in the second quarter.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

•$500 of advances under our November 2018 Term Loan (defined below) in the second quarter.

•$250 of borrowings under a U.S. Bank credit agreement in the second quarter.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of both June 30, 2019 and December 31, 2018. We had $165,443 of total notes and debentures outstanding at June 30, 2019, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso, Canadian dollar and Australian dollar denominated debt that totaled approximately $39,588.

At June 30, 2019, we had $12,772 of debt maturing within one year, including $3,164 of commercial paper borrowings and $9,467 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

•$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021.

•An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first six months of 2019, we paid $1,836 of cash under our vendor financing program, compared to $257 in the first six months of 2018. Total vendor financing payables included in our June 30, 2019 consolidated balance sheet were $1,930, with $1,455 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

At June 30, 2019, we had approximately 376 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2013 and 2014.

We paid dividends of $7,436 during the first six months of 2019, compared with $6,144 for the first six months of 2018, primarily reflecting the increase in the number of shares outstanding related to our June 2018 acquisition of Time Warner as well as an increase in our quarterly dividend approved by our Board of Directors in December 2018. Dividends declared by our Board of Directors totaled $1.02 per share in the first six months of 2019 and $1.00 per share for the first six months of 2018. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities

The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of June 30, 2019.

In September 2017, we entered into a $2,250 syndicated term loan credit agreement (the “Nova Scotia Credit Agreement”) containing (i) a three-year $750 term loan facility (the “2021 facility”), (ii) a four-year $750 term loan facility (the “2022 facility”) and (iii) a five-year $750 term loan facility (the “2023 facility”), with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on all three facilities during the first quarter of 2018, and paid the 2022 and 2023 facilities during the second quarter of 2019. The 2021 facility was outstanding as of June 30, 2019.

On November 20, 2018, we entered into and drew on a 4.5 year $3,550 term loan credit agreement (the “November 2018 Term Loan”) with Bank of America, N.A., as agent. We used the proceeds to finance the repayment, in part, of loans outstanding under the Acquisition Term Loan. We paid $500 of these borrowings in the second quarter of 2019, and $3,050 was outstanding under this agreement as of June 30, 2019.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

On January 31, 2019, we entered into and drew on an 11-month $2,850 syndicated term loan credit agreement (the “Citibank Term Loan”), with certain investment and commercial banks and Citibank, N.A., as administrative agent. As of June 30, 2019, $2,850 was outstanding under this agreement.

In anticipation of the Time Warner acquisition, we entered into a $16,175 term loan agreement (“Acquisition Term Loan”) containing (i) a 2.5 year $8,087.5 facility (the “Tranche A Facility”) and (ii) a 4.5 year $8,087.5 facility (the “Tranche B Facility”) with a commitment termination date of December 31, 2018, for which we paid the remaining $2,625 of the Tranche A advances on February 20, 2019, and terminated the facility.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of June 30, 2019, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During the year, we amended collateral arrangements with certain counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, counterparties are still required to post collateral. During the first six months of 2019, we received $1,417 of cash collateral, on a net basis, primarily driven by the amended arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2019, our debt ratio was 46.8%, compared to 50.8% at June 30, 2018 and 47.7% at December 31, 2018. Our net debt ratio was 44.5% at June 30, 2019, compared to 47.2% at June 30, 2018 and 46.2% at December 31, 2018. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first six months of 2019, we have received approximately $3,600 from the disposition of assets, and when combined with cash proceeds from the sale of equipment installment and WarnerMedia receivables, excluding repurchases, total cash received from asset monetizations was approximately $14,000. We plan to continue to explore similar opportunities.

AT&T INC.

JUNE 30, 2019

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

	Three Months Ended
	June 30, 2019				June 30, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$14,006	$-	$(11,984)	$2,022	$13,682	$-	$(11,853)	$1,829
Strategic and managed services	-	3,848	-	3,848	-	3,603	-	3,603
Legacy voice and data services	-	2,331	-	2,331	-	2,730	-	2,730
Other service and equipment	-	449	-	449	-	317	-	317
Wireless equipment	3,506	-	(2,884)	622	3,600	-	(3,016)	584
Total Operating Revenues	17,512	6,628	(14,868)	9,272	17,282	6,650	(14,869)	9,063

Operating Expenses
Operations and support	9,654	3,982	(8,097)	5,539	9,663	4,038	(8,085)	5,616
EBITDA	7,858	2,646	(6,771)	3,733	7,619	2,612	(6,784)	3,447
Depreciation and amortization	2,025	1,256	(1,720)	1,561	2,113	1,180	(1,806)	1,487
Total Operating Expense	11,679	5,238	(9,817)	7,100	11,776	5,218	(9,891)	7,103
Operating Income	5,833	1,390	(5,051)	2,172	5,506	1,432	(4,978)	1,960
Equity in net income of affiliates	-	-	-	-	-	1	-	1
Operating Contribution	$5,833	$1,390	$(5,051)	$2,172	$5,506	$1,433	$(4,978)	$1,961
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

JUNE 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Six Months Ended
	June 30, 2019				June 30, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$27,798	$-	$(23,863)	$3,935	$27,085	$-	$(23,465)	$3,620
Strategic and managed services	-	7,640	-	7,640	-	7,198	-	7,198
Legacy voice and data services	-	4,735	-	4,735	-	5,595	-	5,595
Other service and equipment	-	751	-	751	-	604	-	604
Wireless equipment	7,281	-	(6,063)	1,218	7,552	-	(6,390)	1,162
Total Operating Revenues	35,079	13,126	(29,926)	18,279	34,637	13,397	(29,855)	18,179

Operating Expenses
Operations and support	19,835	8,022	(16,678)	11,179	19,765	8,054	(16,609)	11,210
EBITDA	15,244	5,104	(13,248)	7,100	14,872	5,343	(13,246)	6,969
Depreciation and amortization	4,060	2,491	(3,449)	3,102	4,208	2,350	(3,613)	2,945
Total Operating Expense	23,895	10,513	(20,127)	14,281	23,973	10,404	(20,222)	14,155
Operating Income	11,184	2,613	(9,799)	3,998	10,664	2,993	(9,633)	4,024
Equity in net income of affiliates	-	-	-	-	-	-	-	-
Operating Contribution	$11,184	$2,613	$(9,799)	$3,998	$10,664	$2,993	$(9,633)	$4,024
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

JUNE 30, 2019

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At June 30, 2019, we had interest rate swaps with a notional value of $1,633 and a fair value of $26.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $40,311 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(2,622) at June 30, 2019. We have rate locks with a notional value of $2,000 and a fair value of $(23) at June 30, 2019.

We have foreign exchange contracts with a U.S. dollar notional value of $669 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $65 at June 30, 2019.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2019.

AT&T INC.

JUNE 30, 2019

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•Adverse economic and/or capital access changes in the markets served by us or in countries in which we have significant investments, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.

•Increases in our benefit plans’ costs, including increases due to adverse changes in the United States and foreign securities markets, resulting in worse-than-assumed investment returns and discount rates; adverse changes in mortality assumptions; adverse medical cost trends; and unfavorable or delayed implementation or repeal of healthcare legislation, regulations or related court decisions.

•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) and legislative efforts involving issues that are important to our business, including, without limitation, special access and business data services; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; multichannel video programming distributor services and equipment; content licensing and copyright protection; availability of new spectrum, on fair and balanced terms; and wireless and satellite license awards and renewals.

•Enactment of additional state, local, federal and/or foreign regulatory and tax laws and regulations, or changes to existing standards and actions by tax agencies and judicial authorities including the resolution of disputes with any taxing jurisdictions, pertaining to our subsidiaries and foreign investments, including laws and regulations that reduce our incentive to invest in our networks, resulting in lower revenue growth and/or higher operating costs.

•Potential changes to the electromagnetic spectrum currently used for broadcast television and satellite distribution being considered by the FCC could negatively impact WarnerMedia’s ability to deliver linear network feeds of its domestic cable networks to its affiliates, and in some cases, WarnerMedia’s ability to produce high-value news and entertainment programming on location.

•U.S. and foreign laws and regulations regarding intellectual property rights protection and privacy, personal data protection and user consent are complex and rapidly evolving and could result in impact to our business plans, increased costs, or claims against us that may harm our reputation.

•Our ability to respond to revenue and margin pressures from increasing competition, including services that use alternative technologies and/or government-owned or subsidized networks.

•The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies.

•The continued development and delivery of attractive and profitable wireless, video and broadband offerings and devices; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

•Our ability to generate advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits.

•The availability and cost and our ability to adequately fund additional wireless spectrum and network upgrades; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

•Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.

•The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.

•The impact from major equipment or software failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions

AT&T INC.

JUNE 30, 2019

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.

•The issuance by the Financial Accounting Standards Board or other accounting oversight bodies of new accounting standards or changes to existing standards.

•Our ability to successfully integrate our WarnerMedia operations, including the ability to manage various businesses in widely dispersed business locations and with decentralized management.

•Our ability to take advantage of the desire of advertisers to change traditional video advertising models.

•Our increased exposure to foreign economies, including foreign exchange fluctuations as well as regulatory and political uncertainty.

•Changes in our corporate strategies, such as changing network-related requirements or acquisitions and dispositions, which may require significant amounts of cash or stock, to respond to competition and regulatory, legislative and technological developments.

•The uncertainty surrounding further congressional action to address spending reductions, which may result in a significant decrease in government spending and reluctance of businesses and consumers to spend in general.

Readers are cautioned that other factors discussed in this report, although not enumerated here, also could materially affect our future earnings.

AT&T INC.

JUNE 30, 2019

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the second quarter of 2019, there were no such material developments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2019 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2019 - April 30, 2019	1,182,997	$31.92	-	375,662,000
May 1, 2019 - May 31, 2019	96,857	31.66	-	375,662,000
June 1, 2019 - June 30, 2019	954,818	32.42	-	375,662,000
Total	2,234,672	$32.12	-
[1]		In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
[2]		Of the shares repurchased, 1,593,271 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 641,401 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

AT&T INC.

JUNE 30, 2019

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
3-b	Bylaws (exhibit 3 to Form 8-K on July 3, 2019)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2019	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer