Form 10-Q
period 2019-09-30
AT&T INC.
filed 2019-11-05
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202

Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due August 3, 2020	T 20C	New York Stock Exchange
AT&T Inc. 1.875% Global Notes due December 4, 2020	T 20	New York Stock Exchange
AT&T Inc. 2.65% Global Notes due December 17, 2021	T 21B	New York Stock Exchange
AT&T Inc. 1.45% Global Notes due June 1, 2022	T 22B	New York Stock Exchange
AT&T Inc. 2.50% Global Notes due March 15, 2023	T 23	New York Stock Exchange
AT&T Inc. 2.75% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.05% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.30% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.95% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.40% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. 3.50% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.80% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.90% Global Notes due December 4, 2026	T 26A	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 2.35% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.60% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.55% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.20% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 2.45% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.15% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.00% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.25% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 5.35% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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

Yes [ ] No [X]

At October 31, 2019, there were 7,305 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Revenues
Service	$40,317	$41,297	$122,024	$109,849
Equipment	4,271	4,442	12,348	12,914
Total operating revenues	44,588	45,739	134,372	122,763

Operating Expenses
Cost of revenues
Equipment	4,484	4,828	13,047	14,053
Broadcast, programming and operations	7,066	7,227	22,448	17,842
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,604	8,651	25,910	24,215
Selling, general and administrative	9,584	9,598	29,077	26,179
Depreciation and amortization	6,949	8,166	21,256	20,538
Total operating expenses	36,687	38,470	111,738	102,827
Operating Income	7,901	7,269	22,634	19,936
Other Income (Expense)
Interest expense	(2,083)	(2,051)	(6,373)	(5,845)
Equity in net income (loss) of affiliates	3	(64)	36	(71)
Other income (expense) – net	(935)	1,053	(967)	5,108
Total other income (expense)	(3,015)	(1,062)	(7,304)	(808)
Income Before Income Taxes	4,886	6,207	15,330	19,128
Income tax expense	937	1,391	3,059	4,305
Net Income	3,949	4,816	12,271	14,823
Less: Net Income Attributable to Noncontrolling Interest	(249)	(98)	(762)	(311)
Net Income Attributable to AT&T	$3,700	$4,718	$11,509	$14,512
Basic Earnings Per Share Attributable to AT&T	$0.50	$0.65	$1.57	$2.19
Diluted Earnings Per Share Attributable to AT&T	$0.50	$0.65	$1.57	$2.19
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	7,327	7,284	7,321	6,603
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	7,356	7,320	7,350	6,630
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$3,949	$4,816	$12,271	$14,823
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(17), $(7), $(15) and $(37)
attributable to noncontrolling interest), net of taxes of
$(69), $(2), $(21) and $(145)	(342)	(14)	(181)	(824)
Securities:
Net unrealized gains (losses), net of taxes of $7, $(4), $22
and $(8)	25	(10)	67	(22)
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(168), $0,
$(299) and $68	(516)	4	(1,006)	257
Reclassification adjustment included in net income,
net of taxes of $2, $3, $7 and $9	7	12	24	35
Defined benefit postretirement plans:
Net prior service (cost) credit arising during period, net of taxes of $0, $0, $0 and $173	-	-	-	530
Amortization of net prior service credit included in net
income, net of taxes of $(112), $(108), $(332)
and $(322)	(343)	(332)	(1,031)	(989)
Other comprehensive income (loss)	(1,169)	(340)	(2,127)	(1,013)
Total comprehensive income	2,780	4,476	10,144	13,810
Less: Total comprehensive income attributable to
noncontrolling interest	(232)	(91)	(747)	(274)
Total Comprehensive Income Attributable to AT&T	$2,548	$4,385	$9,397	$13,536
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,588	$5,204
Accounts receivable - net of allowances for doubtful accounts of $1,121 and $907	22,921	26,472
Prepaid expenses	1,493	2,047
Other current assets	19,693	17,704
Total current assets	50,695	51,427
Noncurrent Inventories and Theatrical Film and Television Production Costs	12,014	7,713
Property, plant and equipment	337,240	330,690
Less: accumulated depreciation and amortization	(205,924)	(199,217)
Property, Plant and Equipment – Net	131,316	131,473
Goodwill	146,106	146,370
Licenses – Net	96,026	96,144
Trademarks and Trade Names – Net	23,855	24,345
Distribution Networks – Net	15,806	17,069
Other Intangible Assets – Net	22,060	26,269
Investments in and Advances to Equity Affiliates	4,137	6,245
Operating lease right-of-use assets	24,477	-
Other Assets	22,304	24,809
Total Assets	$548,796	$531,864

Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$11,608	$10,255
Accounts payable and accrued liabilities	43,955	43,184
Advanced billings and customer deposits	6,097	5,948
Accrued taxes	2,741	1,179
Dividends payable	3,725	3,854
Total current liabilities	68,126	64,420
Long-Term Debt	153,568	166,250
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	57,786	57,859
Postemployment benefit obligation	22,853	19,218
Operating lease liabilities	22,288	-
Other noncurrent liabilities	29,848	30,233
Total deferred credits and other noncurrent liabilities	132,775	107,310

Stockholders’ Equity
Common stock ($1 par value, 14,000,000,000 authorized at September 30, 2019 and
December 31, 2018: issued 7,620,748,598 at September 30, 2019 and December 31, 2018)	7,621	7,621
Additional paid-in capital	125,139	125,525
Retained earnings	59,347	58,753
Treasury stock (317,374,689 at September 30, 2019 and 339,120,073 December 31, 2018,
at cost)	(11,195)	(12,059)
Accumulated other comprehensive income	2,137	4,249
Noncontrolling interest	11,278	9,795
Total stockholders’ equity	194,327	193,884
Total Liabilities and Stockholders’ Equity	$548,796	$531,864
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Nine months ended
	September 30,
	2019	2018
Operating Activities
Net income	$12,271	$14,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,256	20,538
Amortization of television and film costs	7,059	1,608
Undistributed earnings from investments in equity affiliates	81	312
Provision for uncollectible accounts	1,855	1,240
Deferred income tax expense	1,039	4,337
Net (gain) loss from investments, net of impairments	(1,014)	(501)
Pension and postretirement benefit expense (credit)	(1,297)	(762)
Actuarial (gain) loss on pension and postretirement benefits	4,048	(2,726)
Changes in operating assets and liabilities:
Receivables	2,503	(1,268)
Other current assets, inventories and theatrical film and television production costs	(9,337)	(2,729)
Accounts payable and other accrued liabilities	(936)	(1,385)
Equipment installment receivables and related sales	848	220
Deferred customer contract acquisition and fulfillment costs	(796)	(2,657)
Postretirement claims and contributions	(635)	(630)
Other - net	(220)	1,102
Total adjustments	24,454	16,699
Net Cash Provided by Operating Activities	36,725	31,522
Investing Activities
Capital expenditures:
Purchase of property and equipment	(15,683)	(16,695)
Interest during construction	(160)	(404)
Acquisitions, net of cash acquired	(1,124)	(43,116)
Dispositions	3,775	983
(Purchases), sales and settlements of securities and investments, net	523	(234)
Advances to and investments in equity affiliates, net	(333)	(1,021)
Cash collections of deferred purchase price	-	500
Net Cash Used in Investing Activities	(13,002)	(59,987)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	(22)	(1,071)
Issuance of other short-term borrowings	4,012	4,852
Repayment of other short-term borrowings	(4,702)	(1,075)
Issuance of long-term debt	15,034	38,325
Repayment of long-term debt	(24,368)	(43,579)
Payment of vendor financing	(2,601)	(347)
Purchase of treasury stock	(409)	(577)
Issuance of treasury stock	576	359
Issuance of preferred interests in subsidiary	1,488	-
Dividends paid	(11,162)	(9,775)
Other	(187)	(791)
Net Cash Used in Financing Activities	(22,341)	(13,679)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,382	(42,144)
Cash and cash equivalents and restricted cash beginning of year	5,400	50,932
Cash and Cash Equivalents and Restricted Cash End of Period	$6,782	$8,788
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	6,495	$6,495
Issuance of stock	-	-	-	-	-	-	1,126	1,126
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621

Additional Paid-In Capital
Balance at beginning of period		$125,109		$125,960		$125,525		$89,563
Issuance of common stock		-		-		-		35,473
Issuance of treasury stock		(1)		(45)		(128)		(49)
Share-based payments		31		(209)		(258)		719
Balance at end of period		$125,139		$125,706		$125,139		$125,706

Retained Earnings
Balance at beginning of period		$59,389		$56,555		$58,753		$50,500
Net income attributable to AT&T ($0.50,
$0.65, $1.57 and $2.19 per diluted share)		3,700		4,718		11,509		14,512
Dividends to stockholders ($0.51, $0.50,
$1.53, and $1.50 per share)		(3,742)		(3,649)		(11,231)		(10,388)
Cumulative effect of accounting changes		-		-		316		3,000
Balance at end of period		$59,347		$57,624		$59,347		$57,624

Treasury Stock
Balance at beginning of period	(316)	$(11,151)	(361)	$(12,872)	(339)	$(12,059)	(356)	$(12,714)
Repurchase and acquisition of common stock	(5)	(186)	(1)	(34)	(14)	(466)	(19)	(641)
Issuance of treasury stock	4	142	11	420	36	1,330	24	869
Balance at end of period	(317)	$(11,195)	(351)	$(12,486)	(317)	$(11,195)	(351)	$(12,486)
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Nine months ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Accumulated Other Comprehensive
Income Attributable to AT&T, net of tax
Balance at beginning of period		$3,289		$5,716		$4,249		$7,017
Other comprehensive income
attributable to AT&T		(1,152)		(333)		(2,112)		(976)
Amounts reclassified to retained earnings		-		-		-		(658)
Balance at end of period		$2,137		$5,383		$2,137		$5,383

Noncontrolling Interest
Balance at beginning of period		$9,824		$1,150		$9,795		$1,146
Net income attributable to
noncontrolling interest		249		98		762		311
Interest acquired by noncontrolling owners		1,488		-		1,498		8
Acquisition of noncontrolling interest		-		-		-		1
Acquisition of interests held by
noncontrolling owners		-		(9)		-		(9)
Distributions		(266)		(109)		(791)		(332)
Translation adjustments attributable to
noncontrolling interest, net of taxes		(17)		(7)		(15)		(37)
Cumulative effect of accounting changes		-		-		29		35
Balance at end of period		$11,278		$1,123		$11,278		$1,123

Total Stockholders’ Equity at beginning
of period		$194,081		$184,130		$193,884		$142,007
Total Stockholders’ Equity at end
of period		$194,327		$184,971		$194,327		$184,971
See Notes to Consolidated Financial Statements.

AT&T INC.

SEPTEMBER 30, 2019

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

The key change upon adoption of the standard was balance sheet recognition, given that the recognition of lease expense on our income statement is similar to our historical accounting. Using the modified retrospective transition method of adoption, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements that were not accounted for as leases. We excluded leases with original terms of one year or less. Additionally, we elected to not separate lease and non-lease components for certain classes of assets in arrangements where we are the lessee and for certain classes of assets where we are the lessor. Our accounting for finance leases did not change from our prior accounting for capital leases.

The adoption of ASC 842 resulted in the recognition of an operating lease liability of $22,121 and an operating right-of-use asset of the same amount. Existing prepaid and deferred rent accruals were recorded as an offset to the right-of-use asset, resulting in a net asset of $20,960. The cumulative effect of the adoption to retained earnings was an increase of $316 reflecting the reclassification of deferred gains related to sale/leaseback transactions. The standard did not materially impact our income statements or statements of cash flows, and had no impact on our debt-covenant compliance under our current agreements.

AT&T INC.

SEPTEMBER 30, 2019

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

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and nine months ended September 30, 2019 and 2018, is shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerators
Numerator for basic earnings per share:
Net Income	$3,949	$4,816	$12,271	$14,823
Less: Net income attributable to noncontrolling interest	(249)	(98)	(762)	(311)
Net Income attributable to AT&T	3,700	4,718	11,509	14,512
Dilutive potential common shares:
Share-based payment	6	4	16	13
Numerator for diluted earnings per share	$3,706	$4,722	$11,525	$14,525
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,327	7,284	7,321	6,603
Dilutive potential common shares:
Share-based payment (in shares)	29	36	29	27
Denominator for diluted earnings per share	7,356	7,320	7,350	6,630
Basic earnings per share attributable to AT&T	$0.50	$0.65	$1.57	$2.19
Diluted earnings per share attributable to AT&T	$0.50	$0.65	$1.57	$2.19

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)	$(2)		$818		$6,517		$4,249
Other comprehensive income (loss) before reclassifications	(166)	67		(1,006)		-		(1,105)
Amounts reclassified from accumulated OCI	-	-		24	[1]	(1,031)	[2]	(1,007)
Net other comprehensive income (loss)	(166)	67		(982)		(1,031)		(2,112)
Balance as of September 30, 2019	$(3,250)	$65		$(164)		$5,486		$2,137

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$(2,054)	$660		$1,402		$7,009		$7,017
Other comprehensive income (loss) before reclassifications	(787)	(22)		257		530		(22)
Amounts reclassified from accumulated OCI	-	-		35	[1]	(989)	[2]	(954)
Net other comprehensive income (loss)	(787)	(22)		292		(459)		(976)
Amounts reclassified to retained earnings	-	(658)	[3]	-		-		(658)
Balance as of September 30, 2018	$(2,841)	$(20)		$1,694		$6,550		$5,383
[1]	(Gains) losses are included in Interest expense in the consolidated statements of income (see Note 7).
[2]	The amortization of prior service credits associated with postretirement benefits are included in Other income (expense) in the consolidated statements of income (see Note 6).
[3]

With the adoption of ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial

Assets and Liabilities," the unrealized (gains) losses on our equity investments are reclassified to retained earnings.

AT&T INC.

SEPTEMBER 30, 2019

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

We have recast our segment results for all prior periods to exclude our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands from our Mobility and Business Wireline business units of the Communications segment, instead reporting them with Corporate and Other. (See Note 8)

The Communications segment provides wireless and wireline telecom, video and broadband services to consumers located in the U.S. and businesses globally. This segment contains the following business units:

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from AT&T’s Regional Sports Networks (RSNs) and equity investments (predominantly Game Show Network and Otter Media), previously included in Entertainment Group, have been reclassified into the WarnerMedia segment and are combined with the Time Warner operations for the period subsequent to our acquisition on June 14, 2018. This segment contains the following business units:

•Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

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

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Corporate and Other reconcile our segment results to consolidated operating income and income before income taxes, and include:

•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated, (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated other income (expense) – net and (5) the recharacterization of programming intangible asset amortization, for released programming acquired in the Time Warner acquisition, which we continue to report within WarnerMedia segment operating expense, to consolidated amortization expense. The programming and intangible asset amortization reclass was $108 and $772 in the third quarter and $370 and $870 for the first nine months of 2019 and 2018, respectively.

•Acquisition-related items which consists of items associated with the merger and integration of acquired businesses, including amortization of intangible assets.

•Certain significant items includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment or impairment of network assets and (3) other items for which the segments are not being evaluated.

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

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,701	$9,948	$7,753	$2,011	$5,742	$-	$5,742
Entertainment Group	11,197	8,797	2,400	1,316	1,084	1	1,085
Business Wireline	6,503	4,022	2,481	1,271	1,210	(1)	1,209
Total Communications	35,401	22,767	12,634	4,598	8,036	-	8,036
WarnerMedia
Turner	3,007	1,460	1,547	68	1,479	10	1,489
Home Box Office	1,819	1,072	747	33	714	10	724
Warner Bros.	3,333	2,706	627	39	588	(25)	563
Eliminations and other	(313)	(71)	(242)	10	(252)	20	(232)
Total WarnerMedia	7,846	5,167	2,679	150	2,529	15	2,544
Latin America
Vrio	1,013	851	162	162	-	13	13
Mexico	717	774	(57)	122	(179)	-	(179)
Total Latin America	1,730	1,625	105	284	(179)	13	(166)
Xandr	504	162	342	15	327	-	327
Segment Total	45,481	29,721	15,760	5,047	10,713	$28	$10,741
Corporate and Other
Corporate	407	703	(296)	131	(427)
Acquisition-related items	-	190	(190)	1,771	(1,961)
Certain significant items	-	39	(39)	-	(39)
Eliminations and consolidations	(1,300)	(915)	(385)	-	(385)
AT&T Inc.	$44,588	$29,738	$14,850	$6,949	$7,901

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,735	$10,104	$7,631	$2,057	$5,574	$1	$5,575
Entertainment Group	11,589	9,155	2,434	1,331	1,103	1	1,104
Business Wireline	6,683	4,022	2,661	1,187	1,474	(3)	1,471
Total Communications	36,007	23,281	12,726	4,575	8,151	(1)	8,150
WarnerMedia
Turner	2,988	1,487	1,501	59	1,442	7	1,449
Home Box Office	1,644	991	653	25	628	2	630
Warner Bros.	3,720	3,104	616	40	576	(23)	553
Eliminations and other	(148)	(79)	(69)	10	(79)	(25)	(104)
Total WarnerMedia	8,204	5,503	2,701	134	2,567	(39)	2,528
Latin America
Vrio	1,102	877	225	168	57	9	66
Mexico	731	869	(138)	129	(267)	-	(267)
Total Latin America	1,833	1,746	87	297	(210)	9	(201)
Xandr	445	109	336	3	333	-	333
Segment Total	46,489	30,639	15,850	5,009	10,841	$(31)	$10,810
Corporate and Other
Corporate	531	141	390	829	(439)
Acquisition-related items	-	362	(362)	2,329	(2,691)
Certain significant items	-	75	(75)	-	(75)
Eliminations and consolidations	(1,281)	(913)	(368)	(1)	(367)
AT&T Inc.	$45,739	$30,304	$15,435	$8,166	$7,269

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the nine months ended September 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$52,356	$29,511	$22,845	$6,027	$16,818	$(1)	$16,817
Entertainment Group	33,893	25,839	8,054	3,978	4,076	1	4,077
Business Wireline	19,588	12,029	7,559	3,735	3,824	-	3,824
Total Communications	105,837	67,379	38,458	13,740	24,718	-	24,718
WarnerMedia
Turner	9,860	5,813	4,047	167	3,880	46	3,926
Home Box Office	5,045	3,124	1,921	67	1,854	40	1,894
Warner Bros.	10,240	8,543	1,697	122	1,575	(19)	1,556
Eliminations and other	(570)	(31)	(539)	28	(567)	70	(497)
Total WarnerMedia	24,575	17,449	7,126	384	6,742	137	6,879
Latin America
Vrio	3,112	2,598	514	496	18	25	43
Mexico	2,093	2,312	(219)	372	(591)	-	(591)
Total Latin America	5,205	4,910	295	868	(573)	25	(548)
Xandr	1,415	469	946	41	905	-	905
Segment Total	137,032	90,207	46,825	15,033	31,792	$162	$31,954
Corporate and Other
Corporate	1,290	2,129	(839)	505	(1,344)
Acquisition-related items	(72)	579	(651)	5,719	(6,370)
Certain significant items	-	381	(381)	-	(381)
Eliminations and consolidations	(3,878)	(2,814)	(1,064)	(1)	(1,063)
AT&T Inc.	$134,372	$90,482	$43,890	$21,256	$22,634

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the nine months ended September 30, 2018
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$51,965	$29,603	$22,362	$6,218	$16,144	$-	$16,144
Entertainment Group	34,498	26,623	7,875	3,986	3,889	(1)	3,888
Business Wireline	20,035	12,047	7,988	3,520	4,468	(2)	4,466
Total Communications	106,498	68,273	38,225	13,724	24,501	(3)	24,498
WarnerMedia
Turner	3,767	1,933	1,834	71	1,763	39	1,802
Home Box Office	1,925	1,162	763	30	733	1	734
Warner Bros.	4,227	3,507	720	54	666	(24)	642
Eliminations and other	(210)	(106)	(104)	11	(115)	(71)	(186)
Total WarnerMedia	9,709	6,496	3,213	166	3,047	(55)	2,992
Latin America
Vrio	3,710	2,894	816	559	257	24	281
Mexico	2,099	2,459	(360)	383	(743)	-	(743)
Total Latin America	5,809	5,353	456	942	(486)	24	(462)
Xandr	1,174	218	956	4	952	-	952
Segment Total	123,190	80,340	42,850	14,836	28,014	$(34)	$27,980
Corporate and Other
Corporate	1,636	1,832	(196)	1,034	(1,230)
Acquisition-related items	-	750	(750)	4,669	(5,419)
Certain significant items	-	407	(407)	-	(407)
Eliminations and consolidations	(2,063)	(1,040)	(1,023)	(1)	(1,022)
AT&T Inc.	$122,763	$82,289	$40,474	$20,538	$19,936

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Communications	$8,036	$8,150	$24,718	$24,498
WarnerMedia	2,544	2,528	6,879	2,992
Latin America	(166)	(201)	(548)	(462)
Xandr	327	333	905	952
Segment Contribution	10,741	10,810	31,954	27,980
Reconciling Items:
Corporate and Other	(427)	(439)	(1,344)	(1,230)
Merger and integration items	(190)	(362)	(651)	(794)
Amortization of intangibles acquired	(1,771)	(2,329)	(5,719)	(4,669)
Employee separation charges	(39)	(75)	(381)	(259)
Natural disaster items	-	-	-	(104)
Segment equity in net income of affiliates	(28)	31	(162)	34
Eliminations and consolidations	(385)	(367)	(1,063)	(1,022)
AT&T Operating Income	7,901	7,269	22,634	19,936
Interest Expense	(2,083)	(2,051)	(6,373)	(5,845)
Equity in net income (loss) of affiliates	3	(64)	36	(71)
Other income (expense) - net	(935)	1,053	(967)	5,108
Income Before Income Taxes	$4,886	$6,207	$15,330	$19,128

The following table presents intersegment revenues by segment:

Intersegment Revenue Reconciliation
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Intersegment revenues
Communications	$2	$6	$10	$8
WarnerMedia	812	844	2,531	1,053
Latin America	-	-	-	-
Xandr	7	-	7	-
Total Intersegment Revenues	821	850	2,548	1,061
Consolidations	479	431	1,330	1,002
Eliminations and consolidations	$1,300	$1,281	$3,878	$2,063

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended September 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,856	$-	$-	$-	$-	$74	$-	$3,771	$17,701
Entertainment Group	-	2,117	628	7,512	-	421	517	2	11,197
Business Wireline	-	3,269	2,252	-	-	-	783	199	6,503
WarnerMedia
Turner	-	-	-	1,927	89	913	78	-	3,007
Home Box Office	-	-	-	1,533	284	-	2	-	1,819
Warner Bros.	-	-	-	23	3,129	13	168	-	3,333
Eliminations and Other	-	-	-	57	(387)	19	(2)	-	(313)
Latin America
Vrio	-	-	-	1,013	-	-	-	-	1,013
Mexico	455	-	-	-	-	-	-	262	717
Xandr	-	-	-	-	-	504	-	-	504
Corporate and Other	124	13	6	-	-	-	227	37	407
Eliminations and consolidations	-	-	-	-	(798)	(421)	(81)	-	(1,300)
Total Operating Revenues	$14,435	$5,399	$2,886	$12,065	$2,317	$1,523	$1,692	$4,271	$44,588

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended September 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,751	$-	$-	$-	$-	$77	$-	$3,907	$17,735
Entertainment Group	-	2,045	739	7,882	-	401	518	4	11,589
Business Wireline	-	3,053	2,602	-	-	-	831	197	6,683
WarnerMedia
Turner	-	-	-	1,855	125	944	64	-	2,988
Home Box Office	-	-	-	1,517	125	-	2	-	1,644
Warner Bros.	-	-	-	20	3,494	20	186	-	3,720
Eliminations and Other	-	-	-	27	(199)	19	5	-	(148)
Latin America
Vrio	-	-	-	1,102	-	-	-	-	1,102
Mexico	440	-	-	-	-	-	-	291	731
Xandr	-	-	-	-	-	445	-	-	445
Corporate and Other	161	13	7	-	-	-	307	43	531
Eliminations and consolidations	-	-	-	-	(830)	(401)	(50)	-	(1,281)
Total Operating Revenues	$14,352	$5,111	$3,348	$12,403	$2,715	$1,505	$1,863	$4,442	$45,739

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the nine months ended September 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$41,171	$-	$-	$-	$-	$212	$-	$10,973	$52,356
Entertainment Group	-	6,296	1,969	22,872	-	1,170	1,580	6	33,893
Business Wireline	-	9,649	6,973	-	-	-	2,430	536	19,588
WarnerMedia
Turner	-	-	-	5,835	335	3,440	250	-	9,860
Home Box Office	-	-	-	4,383	655	-	7	-	5,045
Warner Bros.	-	-	-	67	9,636	33	504	-	10,240
Eliminations and Other	-	-	-	160	(776)	36	10	-	(570)
Latin America
Vrio	-	-	-	3,112	-	-	-	-	3,112
Mexico	1,376	-	-	-	-	-	-	717	2,093
Xandr	-	-	-	-	-	1,415	-	-	1,415
Corporate and Other	437	40	20	-	-	-	605	116	1,218
Eliminations and consolidations	-	-	-	-	(2,475)	(1,170)	(233)	-	(3,878)
Total Operating Revenues	$42,984	$15,985	$8,962	$36,429	$7,375	$5,136	$5,153	$12,348	$134,372

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the nine months ended September 30, 2018
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$40,432	$-	$-	$-	$-	$162	$-	$11,371	$51,965
Entertainment Group	-	5,904	2,317	23,559	-	1,122	1,588	8	34,498
Business Wireline	-	9,101	8,176	-	-	-	2,192	566	20,035
WarnerMedia
Turner	-	-	-	2,363	146	1,181	77	-	3,767
Home Box Office	-	-	-	1,787	136	-	2	-	1,925
Warner Bros.	-	-	-	27	3,949	28	223	-	4,227
Eliminations and Other	-	-	-	27	(255)	13	5	-	(210)
Latin America
Vrio	-	-	-	3,710	-	-	-	-	3,710
Mexico	1,261	-	-	-	-	-	-	838	2,099
Xandr	-	-	-	-	-	1,174	-	-	1,174
Corporate and Other	480	39	28	-	-	-	958	131	1,636
Eliminations and consolidations	-	-	-	-	(1,039)	(1,122)	98	-	(2,063)
Total Operating Revenues	$42,173	$15,044	$10,521	$31,473	$2,937	$2,558	$5,143	$12,914	$122,763

AT&T INC.

SEPTEMBER 30, 2019

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

The following table presents the deferred customer contract acquisition costs and deferred customer contract fulfillment costs included on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2019	2018
Deferred Acquisition Costs
Other current assets	$2,190	$1,901
Other Assets	2,878	2,073
Total deferred customer contract acquisition costs	5,068	3,974

Deferred Fulfillment Costs
Other current assets	4,589	4,090
Other Assets	6,640	7,450
Total deferred customer contract fulfillment costs	$11,229	$11,540

The following table presents deferred customer contract acquisition cost and deferred customer contract fulfillment cost amortization for the nine months ended:

	September 30,	September 30,
Consolidated Statements of Income	2019	2018
Deferred acquisition cost amortization	$1,565	$959
Deferred fulfillment cost amortization	3,656	2,983

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	September 30,	December 31,
Consolidated Balance Sheets	2019	2018

Contract asset	$2,255	$1,896
Contract liability	6,886	6,856

Our December 31, 2018 contract liability recorded as customer contract revenue during 2019 was $5,295.

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Our consolidated balance sheets at September 30, 2019 and December 31, 2018 included approximately $1,496 and $1,244, respectively, for the current portion of our contract asset in “Other current assets” and $5,910 and $5,752, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $40,216, of which we expect to recognize approximately 70% by the end of 2020, with the balance recognized thereafter.

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

In first quarter of 2019, for certain management participants in our pension plan who terminated employment before April 1, 2019, we offered the option of more favorable 2018 interest rates and mortality basis for determining lump-sum distributions. During the first nine months of 2019, we have recorded special termination benefits of $81 in “Other income (expense) – net.” During 2019, we also offered certain terminated vested pension plan participants the opportunity to receive their benefit in a lump-sum amount.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required. We anticipated total distributions from the pension plan would exceed the threshold of service and interest costs for 2019, requiring us to follow settlement accounting and remeasure our pension benefit obligation at each quarter-end, resulting in the recognition of actuarial losses of $432, $1,699, and $1,888 in the first, second and third quarters of 2019, respectively.

As part of our quarterly 2019 remeasurements, we decreased the weighted-average discount rate used to measure our pension benefit obligation from 4.50% at December 31, 2018 by 40 basis points each quarter to 3.30% at September 30, 2019. Our remeasurements also reflect actual returns on plan assets of 13.40% (nine-month rate). Our expected long-term rate of return on pension plan assets is an annualized 7.00% for 2019.

AT&T INC.

SEPTEMBER 30, 2019

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Pension cost:
Service cost – benefits earned during the period	$260	$270	$743	$845
Interest cost on projected benefit obligation	463	551	1,520	1,542
Expected return on assets	(905)	(761)	(2,636)	(2,276)
Amortization of prior service credit	(28)	(28)	(85)	(87)
Actuarial (gain) loss	1,888	-	4,019	(1,796)
Net pension (credit) cost	$1,678	$32	$3,561	$(1,772)

Postretirement cost:
Service cost – benefits earned during the period	$19	$27	$55	$82
Interest cost on accumulated postretirement benefit obligation	185	196	557	582
Expected return on assets	(57)	(76)	(169)	(228)
Amortization of prior service credit	(425)	(412)	(1,277)	(1,222)
Actuarial (gain) loss	-	-	-	(930)
Net postretirement (credit) cost	$(278)	$(265)	$(834)	$(1,716)

Combined net pension and postretirement (credit) cost	$1,400	$(233)	$2,727	$(3,488)

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $24 and $24 in the third quarter and $74 and $65 for the first nine months of 2019 and 2018, respectively. During the third quarter of 2019, we recorded an actuarial loss of $29.

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

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

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

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$160,758	$180,801	$171,529	$172,287
Commercial paper	2,439	2,439	3,048	3,048
Bank borrowings	4	4	4	4
Investment securities[2]	3,599	3,599	3,409	3,409
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates market value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

The following tables present the fair value leveling for investment securities and derivatives that are measured at fair value as of September 30, 2019 and December 31, 2018. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$781	$-	$-	$781
International equities	171	-	-	171
Fixed income equities	227	-	-	227
Available-for-Sale Debt Securities	-	1,380	-	1,380
Asset Derivatives
Interest rate swaps	-	2	-	2
Cross-currency swaps	-	70	-	70
Foreign exchange contracts	-	81	-	81
Liability Derivatives
Cross-currency swaps	-	(4,553)	-	(4,553)
Interest rate locks	-	(225)	-	(225)
Foreign exchange contracts	-	(2)	-	(2)

AT&T INC.

SEPTEMBER 30, 2019

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Total gains (losses) recognized on equity securities	$21	$80	$231	$88
Gains (Losses) recognized on equity securities sold	8	(2)	101	(4)
Unrealized gains (losses) recognized on equity securities held at end of period	13	82	130	92

At September 30, 2019, available-for-sale debt securities totaling $1,380 have maturities as follows - less than one year: $102; one to three years: $177; three to five years: $164; five or more years: $937.

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

SEPTEMBER 30, 2019

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

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the nine months ended September 30, 2019 and 2018, no ineffectiveness was measured on fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, the effective portion is reported as a component of accumulated OCI until reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings. The gain or loss on the ineffective portion is recognized as “Other income (expense) – net” in the consolidated statements of income in each period. We evaluate the effectiveness of our cash flow hedges each quarter. In the nine months ended September 30, 2019 and 2018, no ineffectiveness was measured on cash flow hedges.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses from the settlement of our interest rate locks are amortized into income over the life of the related debt, except where a material amount is deemed to be ineffective, which would be immediately reclassified to “Other income (expense) – net” in the consolidated statements of income. Over the next 12 months, we expect to reclassify $62 from accumulated OCI to interest expense due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheet. Net gains on net investment hedges recognized in accumulated OCI in the third quarter and for the first nine months of 2019 was $43.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At September 30, 2019, we had posted collateral of $407 (a deposit asset) and held collateral of $38 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in September, we would have been required to post additional collateral of $122. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

$4,502. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $288. At December 31, 2018, we had posted collateral of $1,675 (a deposit asset) and held collateral of $103 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	September 30,	December 31,
	2019	2018
Interest rate swaps	$853	$3,483
Cross-currency swaps	42,792	42,192
Interest rate locks	3,500	-
Foreign exchange contracts	473	2,094
Total	$47,618	$47,769

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Nine months ended
	September 30,		September 30,
Fair Value Hedging Relationships	2019	2018	2019	2018
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$-	$2	$59	$(60)
Gain (Loss) on long-term debt	-	(2)	(59)	60

In addition, the net swap settlements that accrued and settled in the quarter ended September 30 were offset against interest expense.

The following table presents information for our cash flow hedging relationships:

	Three months ended		Nine months ended
	September 30,		September 30,
Cash Flow Hedging Relationships	2019	2018	2019	2018
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$(487)	$(13)	$(1,082)	$308
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	5	17	2	17
Other income (expense) - net reclassified from accumulated OCI into income	6	-	16	-
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(202)	-	(225)	-
Interest income (expense) reclassified from accumulated OCI into income	(15)	(15)	(47)	(44)

AT&T INC.

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

Dispositions

Hudson Yards In June 2019, we sold our ownership in Hudson Yards North Tower Holdings LLC under a sale-leaseback arrangement for cash proceeds of $2,081 and recorded a loss of approximately $100 resulting from transaction costs (primarily real estate transfer taxes).

Hulu In April 2019, we sold our ownership in Hulu for cash proceeds of $1,430 and recorded a gain of $740.

Held-for-Sale

In October 2019, we entered into an agreement to sell our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950. We expect the transaction to close in the first half of 2020, subject to customary closing conditions.

In the third quarter of 2019, we applied held-for-sale treatment to the assets and liabilities of these operations, and, accordingly, included the assets in “Other current assets,” and the related liabilities in “Accounts payable and accrued liabilities,” on our consolidated balance sheet at September 30, 2019.

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The assets and liabilities primarily consist of approximately $700 of net property, plant and equipment; $1,100 of FCC licenses; $300 of goodwill; and $400 of net tax liabilities.

NOTE 9. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price, and (2) receivables related to our WarnerMedia business. Under these programs, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables, where applicable. Under the terms of our agreements for these programs, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

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

Our equipment installment and WarnerMedia programs are discussed in detail below. A summary of the receivables and accounts being serviced is as follows:

	September 30, 2019		December 31, 2018
	Equipment		Equipment
	Installment	WarnerMedia	Installment	WarnerMedia
Gross receivables:	$4,425	$3,147	$5,994	$-
Balance sheet classification
Accounts receivable
Notes receivable	2,528	-	3,457	-
Trade receivables	460	2,626	438	-
Other Assets
Noncurrent notes and trade receivables	1,437	521	2,099	-

Outstanding portfolio of receivables derecognized from our consolidated balance sheets	9,405	3,456	9,065	-
Cash proceeds received, net of remittances[1]	6,920	3,456	6,508	-
[1]	Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

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

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table sets forth a summary of equipment installment receivables sold during the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross receivables sold	$2,098	$2,161	$7,043	$7,077
Net receivables sold[1]	2,014	2,064	6,693	6,670
Cash proceeds received	1,700	1,752	5,895	5,679
Deferred purchase price recorded	352	335	922	1,161
Guarantee obligation recorded	67	75	261	270
[1]	Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

The following table shows the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of repurchased receivables	$268	$-	$926	$1,481
Carrying value of deferred purchase price	259	-	891	1,393
Gain (loss) on repurchases[1]	$9	$-	$35	$88
[1]	These gains (losses) are included in “Selling, general and administrative” in the consolidated statements of income.

At September 30, 2019 and December 31, 2018, our deferred purchase price receivable was $2,300 and $2,370, respectively, of which $1,605 and $1,448 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at September 30, 2019 and December 31, 2018 was $427 and $439, respectively, of which $152 and $196 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

WarnerMedia Receivables

In March 2019, we entered into a revolving agreement to transfer $1,400 of certain receivables from our WarnerMedia business to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). In June 2019, we expanded the program another $2,600 for a total maximum outstanding amount of $4,000, of which approximately $3,456 is outstanding at September 30, 2019. The transferred receivables are fully guaranteed by our subsidiary, which holds additional receivables in the amount of $,3147 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. Our maximum exposure to loss related to selling these receivables is limited to the amount outstanding.

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table sets forth a summary of WarnerMedia receivables sold during the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross receivables sold/cash proceeds received[1]	$2,873	$-	$8,725	$-
Collections reinvested under revolving agreement	2,873	-	5,000	-
Collections not reinvested	269	-	269	-
Net cash proceeds received (remitted)	$(269)	$-	$3,456	$-

Net receivables sold[2]	$2,864	$-	$8,361	$-
Obligations recorded	39	-	475	-
[1]	Includes initial sale of receivables of $0 for the three months ended and $3,725 for the nine months ended September 30, 2019.
[2]	Receivables net of allowance, return and incentive reserves and imputed interest

NOTE 10. LEASES

We have operating and finance leases for certain facilities and equipment used in our operations. As of September 30, 2019, our leases have remaining lease terms of up to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

Subsequent to the adoption of ASC 842 on January 1, 2019, we recognize a right-of-use asset for both operating and finance leases, and an operating lease liability that represents the present value of our obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate for operating and finance leases, which was determined using a portfolio approach based on the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate in the currency of the lease, which is updated on a quarterly basis for measurement of new lease obligations.

The components of lease expense were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Operating lease cost	$1,481	$4,333

Finance lease cost:
Amortization of right-of-use assets	$67	$203
Interest on lease obligation	42	126
Total finance lease cost	$109	$329

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Supplemental balance sheet information related to leases is as follows:

At September 30, 2019

Operating Leases
Operating lease right-of-use assets	$24,477

Accounts payable and accrued liabilities	$3,453
Operating lease obligation	22,288
Total operating lease obligation	$25,741

Finance Leases
Property, plant and equipment, at cost	$3,438
Accumulated depreciation and amortization	(1,215)
Property, plant and equipment, net	$2,223

Current portion of long-term debt	$153
Long-term debt	1,823
Total finance lease obligation	$1,976

Weighted-Average Remaining Lease Term
Operating leases	8.7	yrs
Finance leases	10.4	yrs

Weighted-Average Discount Rate
Operating leases	4.3%
Finance leases	8.4%

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Future minimum maturities of lease obligations are as follows:

At September 30, 2019	Operating	Finance
	Leases	Leases
Remainder of 2019	$1,168	$100
2020	4,643	306
2021	4,258	287
2022	3,993	276
2023	3,609	264
2024	2,923	247
Thereafter	11,706	1,591
Total lease payments	32,300	3,071
Less imputed interest	(6,559)	(1,095)
Total	$25,741	$1,976

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments. The components comprising cash and cash equivalents and restricted cash are as follows:

	September 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$6,588	$8,657	$5,204	$50,498
Restricted cash in Other current assets	15	56	61	6
Restricted cash in Other Assets	179	75	135	428
Cash and cash equivalents and restricted cash	$6,782	$8,788	$5,400	$50,932

Supplemental disclosures for the statement of cash flows related to operating leases are as follows:

	Nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations
Operating cash flows from operating leases	$3,338	$3,694

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained
in exchange for new operating lease obligations	7,068	-

AT&T INC.

SEPTEMBER 30, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Cash paid (received) from interest and income taxes during the period are as follows:

	Nine months ended
	September 30,
	2019	2018
Interest	$6,938	$6,943
Income taxes, net of refunds	420	(537)

Other Noncash Investing and Financing Activities In 2019, we recorded approximately $1,920 of new vendor financing commitments related to capital investments, and we have repaid $2,601 of such obligations during the year. In connection with capital improvements, we negotiate favorable payment terms (referred to as vendor financing), which are excluded from our investing activities and reported as financing activities.

Preferred Interests Issued by Subsidiary In September 2019, we issued $1,500 nonconvertible cumulative preferred interests in a wireless subsidiary that holds interests in various tower assets (Tower Holdings).

The membership interests in Tower Holdings consist of (1) common interests, which are held by a consolidated subsidiary of AT&T, and (2) these newly issued preferred interests (Tower preferred interests), which pay an initial preferred distribution of 5.0% annually, subject to declaration, resetting every five years. The declaration and payment of distributions on the preferred interests do not impose any limitation on cash movements between affiliates, or our ability to declare a dividend on or repurchase AT&T shares. We can call the Tower preferred interests beginning five years from the issuance date or upon the receipt of proceeds from the sale of the underlying assets. The preferred interests are included in “Noncontrolling interest” on the consolidated balance sheet.

The holders of the Tower preferred interests have the option to require redemption upon the occurrence of certain contingent events, such as the failure of AT&T to pay the preferred distribution for two or more periods or to meet certain other requirements, including a minimum credit rating. If notice is given upon such an event, all other holders of equal or more subordinate classes of membership interests in Tower Holdings are entitled to receive the same form of consideration payable to the holders of the preferred interests, resulting in a deemed liquidation for accounting purposes.

AT&T INC.

SEPTEMBER 30, 2019

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

We have four reportable segments: (1) Communications, (2) WarnerMedia, (3) Latin America and (4) Xandr. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items and equity in net income (loss) of affiliates for investments managed within each segment. Percentage increases and decreases that are not considered meaningful are denoted with a dash. We have recast our segment results for all prior periods presented to exclude our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands from our Mobility and Business Wireline business units of the Communications segment, instead reporting them with Corporate and Other (see Note 8).

	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
Communications	$35,401	$36,007	(1.7)%	$105,837	$106,498	(0.6)%
WarnerMedia	7,846	8,204	(4.4)	24,575	9,709	-
Latin America	1,730	1,833	(5.6)	5,205	5,809	(10.4)
Xandr	504	445	13.3	1,415	1,174	20.5
Corporate and other	407	531	(23.4)	1,218	1,636	(25.6)
Eliminations and consolidation	(1,300)	(1,281)	(1.5)	(3,878)	(2,063)	(88.0)
AT&T Operating Revenues	44,588	45,739	(2.5)	134,372	122,763	9.5

Operating Contribution
Communications	8,036	8,150	(1.4)	24,718	24,498	0.9
WarnerMedia	2,544	2,528	0.6	6,879	2,992	-
Latin America	(166)	(201)	17.4	(548)	(462)	(18.6)
Xandr	327	333	(1.8)	905	952	(4.9)
Segment Operating Contribution	$10,741	$10,810	(0.6)%	$31,954	$27,980	14.2%

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

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content over various physical and digital formats. This segment contains the following business units:

•Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

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

	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
Service	$40,317	$41,297	(2.4)%	$122,024	$109,849	11.1%
Equipment	4,271	4,442	(3.8)	12,348	12,914	(4.4)
Total Operating Revenues	44,588	45,739	(2.5)	134,372	122,763	9.5

Operating expenses
Operations and support	29,738	30,304	(1.9)	90,482	82,289	10.0
Depreciation and amortization	6,949	8,166	(14.9)	21,256	20,538	3.5
Total Operating Expenses	36,687	38,470	(4.6)	111,738	102,827	8.7
Operating Income	7,901	7,269	8.7	22,634	19,936	13.5
Interest expense	2,083	2,051	1.6	6,373	5,845	9.0
Equity in net income (loss) of affiliates	3	(64)	-	36	(71)	-
Other income (expense) – net	(935)	1,053	-	(967)	5,108	-
Income Before Income Taxes	4,886	6,207	(21.3)	15,330	19,128	(19.9)
Net Income	3,949	4,816	(18.0)	12,271	14,823	(17.2)
Net Income Attributable to AT&T	$3,700	$4,718	(21.6)%	$11,509	$14,512	(20.7)%

Operating revenues decreased in the third quarter and increased in the first nine months of 2019. The decrease in the third quarter was primarily due to declines in our Communications, WarnerMedia and Latin America segments. Communications segment decreases were due to continued declines in legacy and video services and lower wireless device upgrades, partially offset by growth in advanced data and wireless services. WarnerMedia segment declines were driven by lower theatrical

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts product compared to a more favorable mix of box office releases in the prior year, partially offset by higher international licenses revenues at Home Box Office. Latin America revenues were negatively impacted by foreign exchange pressures.

The increase in the first nine months was primarily due to our 2018 acquisition of Time Warner. Partially offsetting the increase were declines in the Communications segment driven by continued pressure in legacy and video services and lower wireless equipment upgrades that were offset by growth in advanced data and wireless services, and foreign exchange pressures in our Latin America segment.

Operations and support expenses decreased in the third quarter and increased in the first nine months of 2019. The decrease in the third quarter was primarily due to declines in content costs reflecting continued declines in premium TV subscribers and postpaid smartphone volumes in the Communications segment. Lower film and television production costs in the WarnerMedia segment and foreign exchange rate impacts in the Latin America segment also contributed to lower expense in 2019.

The increase in the first nine months of 2019 was primarily due to our 2018 acquisition of Time Warner. The increase was partially offset by lower costs in our Communications segment, including lower content and wireless equipment costs, foreign exchange rate impacts in our Latin America segment, and lower expenses due to our continued focus on cost management.

Depreciation and amortization expense decreased in the third quarter and increased for the first nine months of 2019. Depreciation expense increased $5, or 0.1% in the third quarter and $168, or 1.1% for the first nine months of 2019. The increase in the nine-month period was primarily due to the Time Warner acquisition.

Amortization expense decreased $1,222, or 39.4% in the third quarter and increased $550, or 9.9% for the first nine months of 2019 primarily due to the amortization of intangibles associated with WarnerMedia. We expect continued quarterly declines in amortization expense, reflecting the accelerated method of amortization applied on the WarnerMedia intangibles.

Operating income increased in the third quarter and the first nine months of 2019. Our operating income margin for the third quarter increased from 15.9% in 2018 to 17.7% in 2019 and for the first nine months increased from 16.2% in 2018 to 16.8% in 2019.

Interest expense increased in the third quarter and first nine months of 2019. The increase was primarily due to lower capitalized interest associated with putting spectrum into network service. Higher debt balances related to our acquisition of Time Warner also contributed to higher expense for the nine-month period.

Equity in net income of affiliates increased in the third quarter and for the first nine months of 2019, primarily due to changes in our investment portfolio resulting from acquisitions and the second-quarter 2019 sale of Hulu.

Other income (expense) – net decreased in the third quarter and for the first nine months of 2019. The decrease in the quarter was primarily due to the recognition of a $1,917 actuarial loss in 2019 with no comparable remeasurement in 2018, and higher income in the prior year resulting from a gain on our third-quarter 2018 Otter Media transaction.

The decrease for the first nine months was primarily due to the recognition of an actuarial loss of $4,048 in 2019, compared to actuarial gain of $2,726 in 2018, and the prior-year gain on the Otter Media transaction. Partially offsetting the declines was a $740 gain on the second-quarter 2019 sale of our investment in Hulu and lower premiums on debt redemptions.

Income taxes decreased in the third quarter and for the first nine months of 2019. Our effective tax rate was 19.2% for the third quarter and 20.0% for the first nine months of 2019, versus 22.4% for the third quarter and 22.5% for the first nine months of 2018. The decrease in income tax expense and the effective tax rate for the third quarter was primarily due to tax benefits related to internal restructurings and lower income before income taxes. The decrease in income tax expense and the effective tax rate for the first nine months was primarily due to benefits from tax settlements, internal restructurings and lower income before income taxes, including impacts of actuarial losses of $1,917 in the third quarter and $4,048 for the first nine months of 2019, compared to actuarial gains of $2,726 for the first nine months of 2018.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

COMMUNICATIONS SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Mobility	$17,701	$17,735	(0.2)%	$52,356	$51,965	0.8%
Entertainment Group	11,197	11,589	(3.4)	33,893	34,498	(1.8)
Business Wireline	6,503	6,683	(2.7)	19,588	20,035	(2.2)
Total Segment Operating Revenues	35,401	36,007	(1.7)	105,837	106,498	(0.6)

Segment Operating Contribution
Mobility	5,742	5,575	3.0	16,817	16,144	4.2
Entertainment Group	1,085	1,104	(1.7)	4,077	3,888	4.9
Business Wireline	1,209	1,471	(17.8)	3,824	4,466	(14.4)
Total Segment Operating Contribution	$8,036	$8,150	(1.4)%	$24,718	$24,498	0.9%

Selected Subscribers and Connections
	September 30,
(000s)	2019	2018
Total domestic broadband connections	15,575	15,747
Network access lines in service	8,831	10,399
U-verse VoIP connections	4,539	5,274

Results in the Mobility and Business Wireline business units of the Communications segment have been recast for all prior periods presented to remove operations in Puerto Rico and the U.S. Virgin Islands (see Note 8).

Operating revenues decreased in the third quarter and for the first nine months of 2019. The decrease in the quarter was driven by declines in each of our business units, Entertainment Group, Business Wireline and Mobility. Revenues reflect continued declines in legacy voice and data products, the shift to over-the-top (OTT) video offerings and decreased wireless equipment revenues, partially offset by growth in strategic and managed business services, wireless service and IP broadband.

The decrease for the first nine months was primarily due to declines in our Entertainment Group and Business Wireline business units, offset by increases in our Mobility business unit. The decrease reflects the shift away from legacy communications and linear video offerings, and lower wireless equipment revenues, largely offset by higher wireless service and advanced data revenues.

Operating contribution decreased in the third quarter and increased for the first nine months of 2019. The decrease in the quarter reflects declines in our Business Wireline and Entertainment Group business units, largely offset by improvement in our Mobility business unit. The increase for the first nine months includes improvements in our Mobility and Entertainment Group business units, partially offset by declines in our Business Wireline business unit. Our Communications segment operating income margin in the third quarter increased from 22.6% in 2018 to 22.7% in 2019 and for the first nine months increased from 23.0% in 2018 to 23.4% in 2019.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Communications Business Unit Discussion
Mobility Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Service	$13,930	$13,828	0.7%	$41,383	$40,594	1.9%
Equipment	3,771	3,907	(3.5)	10,973	11,371	(3.5)
Total Operating Revenues	17,701	17,735	(0.2)	52,356	51,965	0.8

Operating expenses
Operations and support	9,948	10,104	(1.5)	29,511	29,603	(0.3)
Depreciation and amortization	2,011	2,057	(2.2)	6,027	6,218	(3.1)
Total Operating Expenses	11,959	12,161	(1.7)	35,538	35,821	(0.8)
Operating Income	5,742	5,574	3.0	16,818	16,144	4.2
Equity in Net Income (Loss) of Affiliates	-	1	-	(1)	-	-
Operating Contribution	$5,742	$5,575	3.0%	$16,817	$16,144	4.2%

The following tables highlight other key measures of performance for Mobility:

	September 30,		Percent
(in 000s)	2019	2018	Change
Mobility Subscribers
Postpaid smartphones	60,306	59,829	0.8%
Postpaid feature phones and data-centric devices	14,846	16,344	(9.2)
Postpaid	75,152	76,173	(1.3)
Prepaid	17,740	16,721	6.1
Reseller	7,120	8,079	(11.9)
Connected devices[1]	62,288	48,177	29.3
Total Mobility Subscribers	162,300	149,150	8.8

Postpaid Phone Subscribers	62,812	62,850	(0.1)
Total Phone Subscribers	79,462	78,639	1.0%
[1]			Includes data-centric devices such as wholesale automobile systems, monitoring devices, fleet management, and session-based tablets.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Third Quarter				Nine-Month Period
			Percent				Percent
(in 000s)	2019	2018	Change		2019	2018	Change
Mobility Net Additions[2]
Postpaid	(217)	(231)	6.1%		(570)	(105)	-%
Prepaid	227	570	(60.2)		669	1,275	(47.5)
Reseller	(231)	(366)	36.9		(677)	(1,175)	42.4
Connected devices[1]	3,900	3,459	12.7		10,947	9,171	19.4
Mobility Net Subscriber Additions	3,679	3,432	7.2		10,369	9,166	13.1

Postpaid Phone Net Additions	101	67	50.7		254	63	-
Total Phone Net Additions	255	547	(53.4)%		780	1,104	(29.3)%

Postpaid Churn[3]	1.19	1.16	3	BP	1.14	1.08	6	BP
Postpaid Phone-Only Churn[3]	0.95	0.93	2	BP	0.91	0.86	5	BP
[1]	Includes data-centric devices such as wholesale automobile systems, monitoring devices, fleet management, and session-based tablets.
[2]	Excludes acquisition-related additions during the period.
[3]	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.

Service revenue increased in the third quarter and for the first nine months of 2019 largely due higher postpaid phone average revenue per subscriber (ARPU) and gains in prepaid subscribers.

ARPU

Postpaid ARPU increased in the third quarter and for the first nine months primarily due to price actions that were not in effect in the comparative periods of the prior year.

Churn

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn was higher due to tablet and involuntary churn. Postpaid phone-only churn was higher due to involuntary churn. Also contributing to higher churn for the first nine months was continued competitive pricing in the industry.

Equipment revenue decreased in the third quarter and for the first nine months of 2019 driven by lower postpaid smartphone sales, resulting from the continuing trend of customers choosing to upgrade devices less frequently or bring their own.

Operations and support expenses decreased in the third quarter and for the first nine months of 2019. The decreases were primarily due to lower postpaid smartphone volumes and increased operational efficiencies, partially offset by higher bad debt expense, commission deferral amortization and handset insurance costs. In the second quarter of 2019, we extended the estimated economic life of our customers, which will result in a decline of commission deferral amortization in the second half of 2019.

Depreciation expense decreased in the third quarter and for the first nine months of 2019 primarily due to fully depreciated assets, partially offset by ongoing capital spending for network upgrades and expansion.

Operating income increased in the third quarter and for the first nine months of 2019. Our Mobility operating income margin in the third quarter increased from 31.4% in 2018 to 32.4% in 2019, and for the first nine months increased from 31.1% in 2018 to 32.1% in 2019. Our Mobility EBITDA margin in the third quarter increased from 43.0% in 2018 to 43.8%

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts in 2019, and for the first nine months increased from 43.0% in 2018 to 43.6% in 2019. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

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

Connected Devices

Connected devices include data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets. Connected device subscribers increased in 2019, and during the third quarter and for the first nine months of 2019, we added approximately 2.1 million and 6.2 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

Entertainment Group Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Video entertainment	$7,933	$8,283	(4.2)%	$24,042	$24,681	(2.6)%
High-speed internet	2,117	2,045	3.5	6,296	5,904	6.6
Legacy voice and data services	628	739	(15.0)	1,969	2,317	(15.0)
Other service and equipment	519	522	(0.6)	1,586	1,596	(0.6)
Total Operating Revenues	11,197	11,589	(3.4)	33,893	34,498	(1.8)

Operating expenses
Operations and support	8,797	9,155	(3.9)	25,839	26,623	(2.9)
Depreciation and amortization	1,316	1,331	(1.1)	3,978	3,986	(0.2)
Total Operating Expenses	10,113	10,486	(3.6)	29,817	30,609	(2.6)
Operating Income	1,084	1,103	(1.7)	4,076	3,889	4.8
Equity in Net Income (Loss) of Affiliates	1	1	-	1	(1)	-
Operating Contribution	$1,085	$1,104	(1.7)%	$4,077	$3,888	4.9%

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Entertainment Group:

				September 30,		Percent
				2019	2018	Change
Video Connections
Premium TV				20,418	23,294	(12.3)%
AT&T Now[1]				1,145	1,858	(38.4)
Total Video Connections				21,563	25,152	(14.3)

Broadband Connections
IP				13,739	13,723	0.1
DSL				562	718	(21.7)
Total Broadband Connections				14,301	14,441	(1.0)

Retail Consumer Switched Access Lines				3,467	4,144	(16.3)
U-verse Consumer VoIP Connections				3,973	4,757	(16.5)
Total Retail Consumer Voice Connections				7,440	8,901	(16.4)

Fiber Broadband Connections (included in IP)				3,696	2,504	47.6%
[1]			Consistent with industry practice, connections that are on a free-trial are included.

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2019	2018	Change	2019	2018	Change
Video Net Additions
Premium TV2	(1,163)	(346)	-%	(2,485)	(795)	-%
AT&T Now[1]	(195)	49	-	(446)	703	-
Net Video Additions	(1,358)	(297)	-	(2,931)	(92)	-

Broadband Net Additions
IP	(83)	31	-	10	261	(96.2)
DSL	(36)	(45)	20.0	(118)	(170)	30.6
Net Broadband Additions	(119)	(14)	-	(108)	91	-

Fiber Broadband Net Additions (included in IP)	318	300	6.0%	933	775	20.4%
[1]			Consistent with industry practice, connections that are on a free-trial are included.
[2]			Includes disconnections for customers that migrated to AT&T Now.

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the third quarter and for the first nine months of 2019, largely driven by an 12.3% decline in premium TV subscribers as we continue to focus on high-value customers. Our customers continue to shift, consistent with the rest of the industry, from a premium linear service to our more economically priced OTT video service, or to competitors, which has pressured our video revenues. Churn rose for subscribers with premium TV-only service, partially reflecting price increases. We also experienced

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts increased churn in video (including customers who bundled broadband service) due to carriage disputes during the third quarter of 2019.

Revenue declines in our premium TV products were partially offset by growth in revenues from our OTT service, AT&T Now, which were primarily attributable to pricing actions. AT&T Now subscriber net additions declined in the third quarter and for the first nine months due to price increases and fewer promotions.

High-speed internet revenues increased in the third quarter and for the first nine months of 2019 reflecting the continued shift of subscribers to our higher-speed fiber services. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2019, reflecting the continued migration of customers to our more advanced IP-based offerings or to competitors.

Operations and support expenses decreased in the third quarter and for the first nine months of 2019. Contributing to the decreases were lower content and selling costs largely due to lower subscribers and our ongoing focus on cost initiatives. Partially offsetting the decreases were increased costs associated with NFL SUNDAY TICKET and higher amortization of fulfillment cost deferrals, including the impact of second-quarter 2019 updates to decrease the estimated economic life for our Entertainment Group customers.

Depreciation expense decreased in the third quarter and for the first nine months of 2019. The decreases were due to fully depreciated assets, largely offset by ongoing capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and increased for the first nine months of 2019. Our Entertainment Group operating income margin in the third quarter increased from 9.5% in 2018 to 9.7% in 2019, and for the first nine months increased from 11.3% in 2018 to 12.0% in 2019. Our Entertainment Group EBITDA margin in the third quarter increased from 21.0% in 2018 to 21.4% in 2019, and for the first nine months increased from 22.8% in 2018 to 23.8% in 2019.

Business Wireline Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Strategic and managed services	$3,900	$3,677	6.1%	$11,513	$10,849	6.1%
Legacy voice and data services	2,252	2,602	(13.5)	6,973	8,176	(14.7)
Other service and equipment	351	404	(13.1)	1,102	1,010	9.1
Total Operating Revenues	6,503	6,683	(2.7)	19,588	20,035	(2.2)

Operating expenses
Operations and support	4,022	4,022	-	12,029	12,047	(0.1)
Depreciation and amortization	1,271	1,187	7.1	3,735	3,520	6.1
Total Operating Expenses	5,293	5,209	1.6	15,764	15,567	1.3
Operating Income	1,210	1,474	(17.9)	3,824	4,468	(14.4)
Equity in Net Income (Loss) of Affiliates	(1)	(3)	66.7	-	(2)	-
Operating Contribution	$1,209	$1,471	(17.8)%	$3,824	$4,466	(14.4)%

Strategic and managed services revenues increased in the third quarter and for the first nine months of 2019. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions, dedicated internet and managed services.

Legacy voice and data service revenues decreased in the third quarter and for the first nine months of 2019, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues decreased in the third quarter and increased for the first nine months of 2019. Revenue trends are impacted by the licensing of intellectual property assets, which vary from period-to-period. In the third quarter, intellectual property revenues in 2018 exceeded 2019, which contributed to the revenue decline. During the first nine months, intellectual property revenues driven by second-quarter 2019 license sales, exceeded revenues recorded for the comparable 2018 period, which contributed to the revenue increase. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses were flat in the third quarter and decreased for the first nine months of 2019, primarily due to our continued efforts to shift to a software-based network and automate and digitize our customer support activities, partially offset by higher fulfillment deferral amortization.

Depreciation expense increased in the third quarter and for the first nine months of 2019, primarily due to increases in capital spending for network upgrades and expansion.

Operating income decreased in the third quarter and for the first nine months of 2019. Our Business Wireline operating income margin in the third quarter decreased from 22.1% in 2018 to 18.6% in 2019, and for the first nine months decreased from 22.3% in 2018 to 19.5% in 2019. Our Business Wireline EBITDA margin in the third quarter decreased from 39.8% in 2018 to 38.2% in 2019, and for the first nine months decreased from 39.9% in 2018 to 38.6% in 2019.

WARNERMEDIA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Turner	$3,007	$2,988	0.6%	$9,860	$3,767	-%
Home Box Office	1,819	1,644	10.6	5,045	1,925	-
Warner Bros.	3,333	3,720	(10.4)	10,240	4,227	-
Eliminations & Other	(313)	(148)	-	(570)	(210)	-
Total Segment Operating Revenues	7,846	8,204	(4.4)	24,575	9,709	-

Segment Operating Contribution
Turner	1,489	1,449	2.8	3,926	1,802	-
Home Box Office	724	630	14.9	1,894	734	-
Warner Bros.	563	553	1.8	1,556	642	-
Eliminations & Other	(232)	(104)	-	(497)	(186)	-
Total Segment Operating Contribution	$2,544	$2,528	0.6%	$6,879	$2,992	-%

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

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Segment and business unit results for the first nine months are not comparable to the prior period and therefore not discussed. Comparative results for the third quarter are discussed below.

Operating revenues decreased in the third quarter of 2019, primarily due to lower Warner Bros. revenues, partially offset by increased revenues from Home Box Office and Turner.

Operating contribution increased in the third quarter of 2019. The WarnerMedia segment operating income margin in the third quarter increased from 31.3% in 2018 to 32.2% in 2019.

WarnerMedia Business Unit Discussion
Turner Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Subscription	$1,927	$1,855	3.9%	$5,835	$2,363	-%
Advertising	913	944	(3.3)	3,440	1,181	-
Content and other	167	189	(11.6)	585	223	-
Total Operating Revenues	3,007	2,988	0.6	9,860	3,767	-

Operating expenses
Operations and support	1,460	1,487	(1.8)	5,813	1,933	-
Depreciation and amortization	68	59	15.3	167	71	-
Total Operating Expenses	1,528	1,546	(1.2)	5,980	2,004	-
Operating Income	1,479	1,442	2.6	3,880	1,763	-
Equity in Net Income of Affiliates	10	7	42.9	46	39	17.9
Operating Contribution	$1,489	$1,449	2.8%	$3,926	$1,802	-%

Turner includes the WarnerMedia businesses managed by Turner as well as our RSNs.

Operating revenues increased in the third quarter of 2019, reflecting higher subscription revenues driven by higher domestic affiliate rates and growth at Turner’s international networks. These increases were partially offset by lower advertising revenues, resulting from lower audience delivery in the domestic entertainment networks, reduced content revenue and foreign exchange pressure.

Operations and support expenses decreased in the third quarter of 2019 due to lower programming, marketing and direct operating costs.

Operating income increased in the third quarter of 2019. Our Turner operating income margin in the third quarter increased from 48.3% in 2018 to 49.2% in 2019. Our Turner EBITDA margin increased from 50.2% in 2018 to 51.4% in 2019.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Home Box Office Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Subscription	$1,533	$1,517	1.1%	$4,383	$1,787	-%
Content and other	286	127	-	662	138	-
Total Operating Revenues	1,819	1,644	10.6	5,045	1,925	-

Operating expenses
Operations and support	1,072	991	8.2	3,124	1,162	-
Depreciation and amortization	33	25	32.0	67	30	-
Total Operating Expenses	1,105	1,016	8.8	3,191	1,192	-
Operating Income	714	628	13.7	1,854	733	-
Equity in Net Income of Affiliates	10	2	-	40	1	-
Operating Contribution	$724	$630	14.9%	$1,894	$734	-%

Operating revenues increased in the third quarter of 2019, driven by higher content and other revenues due to an increase in international licensing. Subscription revenues also increased as a result of growth in digital and international subscriptions, partially offset by lower domestic linear subscribers.

Operations and support expenses increased in the third quarter of 2019 due to higher programming, distribution and marketing expenses.

Operating income increased in the third quarter of 2019. Our Home Box Office operating income margin in the third quarter increased from 38.2% in 2018 to 39.3% in 2019. Our Home Box Office EBITDA margin increased from 39.7% in 2018 to 41.1% in 2019.

Warner Bros. Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues
Theatrical product	$1,375	$1,694	(18.8)%	$4,408	$1,917	-%
Television product	1,461	1,591	(8.2)	4,384	1,794	-
Games and other	497	435	14.3	1,448	516	-
Total Operating Revenues	3,333	3,720	(10.4)	10,240	4,227	-

Operating expenses
Operations and support	2,706	3,104	(12.8)	8,543	3,507	-
Depreciation and amortization	39	40	(2.5)	122	54	-
Total Operating Expenses	2,745	3,144	(12.7)	8,665	3,561	-
Operating Income	588	576	2.1	1,575	666	-
Equity in Net Income (Loss) of Affiliates	(25)	(23)	(8.7)	(19)	(24)	20.8
Operating Contribution	$563	$553	1.8%	$1,556	$642	-%

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating revenues decreased in the third quarter of 2019, primarily due to lower theatrical product resulting from a more favorable mix of box office releases in the prior-year quarter, and lower television licensing revenues. These decreases were partially offset by increases in games and initial telecast revenues.

Operations and support expenses decreased in the third quarter of 2019 primarily due to lower film and television production costs.

Operating income increased in the third quarter of 2019. Our Warner Bros. operating income margin in the third quarter increased from 15.5% in 2018 to 17.6% in 2019. Our Warner Bros. EBITDA margin increased from 16.6% in 2018 to 18.8% in 2019.

LATIN AMERICA SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Segment Operating Revenues
Vrio	$1,013	$1,102	(8.1)%	$3,112	$3,710	(16.1)%
Mexico	717	731	(1.9)	2,093	2,099	(0.3)
Total Segment Operating Revenues	1,730	1,833	(5.6)	5,205	5,809	(10.4)

Segment Operating Contribution
Vrio	13	66	(80.3)	43	281	(84.7)
Mexico	(179)	(267)	33.0	(591)	(743)	20.5
Total Segment Operating Contribution	$(166)	$(201)	17.4%	$(548)	$(462)	(18.6)%

Operating Results

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

Operating revenues decreased in the third quarter and for the nine months of 2019 driven by lower revenues for Vrio, primarily resulting from foreign exchange pressures related to Argentina’s hyperinflationary economy.

Operating contribution increased in the third quarter and decreased for the first nine months of 2019, reflecting foreign exchange pressure. Our Latin America segment operating income margin in the third quarter increased from (11.5)% in 2018 to (10.3)% in 2019, and for the first nine months decreased from (8.4)% in 2018 to (11.0)% in 2019.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Latin America Business Unit Discussion
Mexico Results
	Third Quarter			Nine-Month Period
	2019	2018	Percent Change	2019	2018	Percent Change
Operating revenues
Service	$455	$440	3.4%	$1,376	$1,261	9.1%
Equipment	262	291	(10.0)	717	838	(14.4)
Total Operating Revenues	717	731	(1.9)	2,093	2,099	(0.3)

Operating expenses
Operations and support	774	869	(10.9)	2,312	2,459	(6.0)
Depreciation and amortization	122	129	(5.4)	372	383	(2.9)
Total Operating Expenses	896	998	(10.2)	2,684	2,842	(5.6)
Operating Income (Loss)	(179)	(267)	33.0	(591)	(743)	20.5
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$(179)	$(267)	33.0%	$(591)	$(743)	20.5%

The following tables highlight other key measures of performance for Mexico:

				September 30,		Percent
(in 000s)				2019	2018	Change
Mexico Wireless Subscribers[1]
Postpaid				5,352	5,822	(8.1)%
Prepaid				12,848	11,270	14.0
Reseller				419	213	96.7
Total Mexico Wireless Subscribers				18,619	17,305	7.6%

	Third Quarter			Nine-Month Period
			Percent			Percent
(in 000s)	2019	2018	Change	2019	2018	Change
Mexico Wireless Net Additions
Postpaid	(137)	73	-%	(359)	324	-%
Prepaid	668	802	(16.7)	1,183	1,873	(36.8)
Reseller	67	32	-	166	9	-
Mexico Wireless Net Subscriber Additions	598	907	(34.1)%	990	2,206	(55.1)%
[1]			2019 excludes the impact of 692 subscriber disconnections resulting from the churn of customers related to sales by certain third-party distributors and the sunset of 2G services in Mexico, which are reflected in beginning of period subscribers.

Service revenues increased in the third quarter and for the first nine months of 2019, primarily due to growth in our subscriber base.

Equipment revenues decreased in the third quarter and for the first nine months of 2019, reflecting higher demand in the prior year for our initial offering of equipment installment programs.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses decreased in the third quarter and for the first nine months of 2019, primarily due to lower equipment sales, partially offset by higher bad debt expenses. Approximately 6% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense decreased in the third quarter and for the first nine months of 2019, primarily due to changes in the useful lives of certain assets, partially offset by the amortization of spectrum licenses and higher in-service assets.

Operating income increased in the third quarter and first nine months of 2019. Our Mexico operating income margin in the third quarter increased from (36.5)% in 2018 to (25.0)% in 2019, and for the first nine months increased from (35.4)% in 2018 to (28.2)% in 2019. Our Mexico EBITDA margin in the third quarter increased from (18.9)% in 2018 to (7.9)% in 2019, and for the first nine months increased from (17.2)% in 2018 to (10.5)% in 2019.

Vrio Results
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues	$1,013	$1,102	(8.1)%	$3,112	$3,710	(16.1)%

Operating expenses
Operations and support	851	877	(3.0)	2,598	2,894	(10.2)
Depreciation and amortization	162	168	(3.6)	496	559	(11.3)
Total Operating Expenses	1,013	1,045	(3.1)	3,094	3,453	(10.4)
Operating Income	-	57	-	18	257	(93.0)
Equity in Net Income of Affiliates	13	9	44.4	25	24	4.2
Operating Contribution	$13	$66	(80.3)%	$43	$281	(84.7)%

The following tables highlight other key measures of performance for Vrio:

				September 30,		Percent
(in 000s)				2019	2018	Change
Vrio Video Subscribers[1,2]				13,306	13,640	(2.4)%

	Third Quarter			Nine -Month Period
			Percent			Percent
(in 000s)	2019	2018	Change	2019	2018	Change
Vrio Video Net Subscriber Additions[3]	(167)	(73)	-%	(310)	52	-%
[1]			Excludes subscribers of our equity investment in SKY Mexico, in which we own a 41.3% stake. SKY Mexico had 7.4 million subscribers at June 30, 2019 and 7.8 million subscribers at September 30, 2018.
[2]			2019 excludes the impact of 222 subscriber disconnections resulting from conforming our video credit policy across the region, which is reflected in beginning of period subscribers.
[3]			Excludes SKY Mexico net subscriber additions of 7 and losses of 126 for the quarter ended June 30, 2019 and September 30, 2018, respectively.

Operating revenues decreased in the third quarter and for the first nine months of 2019, primarily due to foreign exchange pressures.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses decreased in the third quarter and for the first nine months of 2019, primarily due to changes in foreign currency exchange rates. Approximately 19% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the third quarter and for the first nine months of 2019, primarily due to changes in foreign currency exchange rates.

Operating income decreased in the third quarter and for the first nine months of 2019. Our Vrio operating income was $0, compared to an operating income of $57, or an operating income margin of 5.2%, in the year-earlier quarter. For the first nine months our operating income margin decreased from 6.9% in 2018 to 0.6% in 2019. Our Vrio EBITDA margin in the third quarter decreased from 20.4% in 2018 to 16.0% in 2019, and for the first nine months decreased from 22.0% in 2018 to 16.5% in 2019.

XANDR SEGMENT	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating revenues	$504	$445	13.3%	$1,415	$1,174	20.5%

Operating expenses
Operations and support	162	109	48.6	469	218	-
Depreciation and amortization	15	3	-	41	4	-
Total Operating Expenses	177	112	58.0	510	222	-
Operating Income	327	333	(1.8)	905	952	(4.9)
Equity in Net Income of Affiliates	-	-	-	-	-	-
Operating Contribution	$327	$333	(1.8)%	$905	$952	(4.9)%

Operating revenues increased in the third quarter and for the first nine months of 2019 primarily due to our acquisition of AppNexus in August 2018.

Operations and support expenses increased in the third quarter and for the first nine months of 2019, primarily due to our acquisition of AppNexus and our ongoing development of the platform supporting Xandr’s business.

Operating income decreased in the third quarter and for the first nine months of 2019. Our Xandr segment operating income margin in the third quarter decreased from 74.8% in 2018 to 64.9% in 2019, and for the first nine months decreased from 81.1% in 2018 to 64.0% in 2019.

AT&T INC.

SEPTEMBER 30, 2019

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

Total Advertising Revenues
	Third Quarter			Nine-Month Period
			Percent			Percent
	2019	2018	Change	2019	2018	Change
Operating Revenues
WarnerMedia	$945	$983	(3.9)%	$3,509	$1,222	-%
Communications	495	478	3.6	1,382	1,284	7.6
Xandr	504	445	13.3	1,415	1,174	20.5
Eliminations	(421)	(401)	(5.0)	(1,170)	(1,122)	(4.3)
Total Advertising Revenues	$1,523	$1,505	1.2%	$5,136	$2,558	-%

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

Business Solutions Results
	Third Quarter			Nine-Month Period
	2019	2018	Percent Change	2019	2018	Percent Change

Operating revenues
Wireless service	$2,009	$1,857	8.2%	$5,901	$5,440	8.5%
Strategic and managed services	3,900	3,677	6.1	11,513	10,849	6.1
Legacy voice and data services	2,252	2,602	(13.5)	6,973	8,176	(14.7)
Other service and equipment	351	404	(13.1)	1,102	1,010	9.1
Wireless equipment	694	586	18.4	1,902	1,737	9.5
Total Operating Revenues	9,206	9,126	0.9	27,391	27,212	0.7

Operating expenses
Operations and support	5,643	5,575	1.2	16,770	16,724	0.3
Depreciation and amortization	1,573	1,485	5.9	4,643	4,408	5.3
Total Operating Expenses	7,216	7,060	2.2	21,413	21,132	1.3
Operating Income	1,990	2,066	(3.7)	5,978	6,080	(1.7)
Equity in Net Income (Loss) of Affiliates	(1)	(3)	66.7	-	(2)	-
Operating Contribution	$1,989	$2,063	(3.6)%	$5,978	$6,078	(1.6)%

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

OTHER BUSINESS MATTERS

Unlimited Data Plan Claims In October 2014, the FTC filed a civil suit in the U.S. District Court for the Northern District of California against AT&T Mobility, LLC seeking injunctive relief and unspecified money damages under Section 5 of the Federal Trade Commission Act. The FTC’s allegations concern the application of AT&T’s Maximum Bit Rate (MBR) program to customers who enrolled in our Unlimited Data Plan from 2007-2010. MBR temporarily reduces in certain instances the download speeds of a small portion of our legacy Unlimited Data Plan customers each month after the customer exceeds a designated amount of data during the customer’s billing cycle. MBR is an industry-standard practice that is designed to affect only the most data-intensive applications (such as video streaming). Texts, emails, tweets, social media posts, internet browsing and many other applications are typically unaffected. Contrary to the FTC’s allegations, our MBR program is permitted by our customer contracts, was fully disclosed in advance to our Unlimited Data Plan customers, and was implemented to protect the network for the benefit of all customers. We reached a tentative agreement with the FTC staff in August 2019, pending FTC approval. We do not expect the resolution of the matter to have a material adverse impact on our financial results. We are not admitting culpability in the tentative agreement. In addition to the FTC case, several class actions were filed challenging our MBR program. We secured dismissals in each of these cases except Roberts v. AT&T Mobility LLC, which is ongoing.

Labor Contracts As of September 30, 2019, we employed approximately 252,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

•A contract covering approximately 8,000 traditional wireline employees in our Midwest region expired in April 2018. In August 2019, a new four-year contract was ratified by employees and will expire in April 2022.

•A contract covering approximately 3,000 traditional wireline employees in our legacy AT&T Corp. business expired in April 2018. In August 2019, a new four-year contract was ratified by employees and will expire in April 2022.

•A contract covering approximately 20,000 traditional wireline employees in our Southeast region expired in August 2019. In October 2019, a new five-year contract was ratified by employees and will expire in August 2024.

COMPETITIVE AND REGULATORY ENVIRONMENT

Overview AT&T subsidiaries operating within the United States are subject to federal and state regulatory authorities. AT&T subsidiaries operating outside the United States are subject to the jurisdiction of national and supranational regulatory authorities in the markets where service is provided.

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Since the Telecom Act was passed, the Federal Communications Commission (FCC) and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. The leadership at the FCC is charting a more predictable and balanced regulatory course that will encourage long-term investment and benefit consumers. Based on its public statements, we expect the FCC to continue to eliminate antiquated, unnecessary regulations and streamline processes. In addition, we are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

We have organized the following discussion by reportable segment.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Communications Segment

Internet In February 2015, the FCC released an order classifying both fixed and mobile consumer broadband internet access services as telecommunications services, subject to Title II of the Communications Act. The Order, which represented a departure from longstanding bipartisan precedent, significantly expanded the FCC’s authority to regulate broadband internet access services, as well as internet interconnection arrangements. In December 2017, the FCC reversed its 2015 decision by reclassifying fixed and mobile consumer broadband services as information services and repealing most of the rules that were adopted in 2015. In lieu of broad conduct prohibitions, the order requires internet service providers to disclose information about their network practices and terms of service, including whether they block or throttle internet traffic or offer paid prioritization. Several parties appealed the FCC’s December 2017 decision and the D.C. Circuit heard oral argument on the appeals on February 1, 2019. On October 1, 2019, the court issued a unanimous opinion upholding the FCC’s reclassification of broadband as an information service, and its reliance on transparency requirements and competitive marketplace dynamics to safeguard net neutrality. While the court vacated the FCC’s express preemption of any state regulation of net neutrality, it nevertheless stressed that its ruling does not prevent the FCC or ISPs from relying on conflict preemption to invalidate particular state laws that are inconsistent with the FCC’s regulatory objectives and framework. The court also concluded that the FCC failed to satisfy its obligation under the Administrative Procedure Act (APA) to consider the impact of its 2017 order in three discrete areas—public safety, the Lifeline program, and pole attachment regulation—and thus remanded it to the FCC for further proceedings on those issues, but without disturbing the operative effect of that order. A number of states have adopted legislation that would reimpose the very rules the FCC repealed, and in some cases, established additional requirements that go beyond the FCC’s February 2015 order. Additionally, some state governors have issued executive orders that effectively reimpose the repealed requirements. Suits have recently been filed concerning laws in California and Vermont, and other lawsuits are possible. The California and Vermont suits have been stayed pursuant to agreements by those states not to enforce their laws pending resolution of appeals of the FCC’s December 2017 order. If no one seeks rehearing or Supreme Court review of the D.C. Circuit’s decision, the foregoing litigation will recommence. We expect that additional states may seek to regulate net neutrality based on the D.C. Circuit’s decision. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

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

In December 2018, we introduced the nation’s first commercial mobile 5G service. We currently have mobile 5G in parts of 21 U.S. cities and we plan to roll out mobile 5G service in parts of at least 29 cities by the end of the year. We expect to have mobile 5G service nationwide to more than 200 million people by the first half of 2020.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $6,588 in cash and cash equivalents available at September 30, 2019. Cash and cash equivalents included cash of $3,765 and money market funds and other cash equivalents of $2,823. Approximately $2,200 of our cash and cash equivalents were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

Cash and cash equivalents increased $1,384 since December 31, 2018. In the first nine months of 2019, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of certain wireless equipment installment and WarnerMedia receivables to third parties, sale of investments, issuance of commercial paper and long-term debt, collateral received from banks and other participants in our derivative arrangements and issuance of perpetual nonconvertible preferred interests in a subsidiary. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, spectrum deposits and dividends to stockholders.

Cash Provided by or Used in Operating Activities

During the first nine months of 2019, cash provided by operating activities was $36,725, compared to $31,522 for the first nine months of 2018. Higher operating cash flows in 2019 were primarily due to contributions from WarnerMedia and higher cash flows from working capital initiatives, including sales of receivables (see Note 9), partly offset by higher spend on film and television production and net tax payments in 2019 compared to net tax refunds in 2018.

We actively manage the timing of our supplier payments for non-capital items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing on cash from operating activities was to reduce working capital $345 for the first nine months of 2019, and to improve working capital $284 for the first nine months of 2018. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities

For the first nine months of 2019, cash used in investing activities totaled $13,002, and consisted primarily of $15,843 (including interest during construction) for capital expenditures, ($1,256 lower than the prior-year comparable period), offset by proceeds from the sales of our ownership interests in Hulu and WarnerMedia’s headquarters (Hudson Yards) under a sale-leaseback arrangement (see Note 8).

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first nine months of 2019, these vendor financing payments were $2,601, and when combined with $15,843 of capital expenditures, total capital investment was $18,444 ($998 higher than the prior-year comparable period). In the first nine months of 2019, we placed $1,917 of equipment in service under vendor financing arrangements.

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first nine months, approximately $850 of assets related to the FirstNet build were placed into service. Total reimbursements from the government for FirstNet during the first nine months were $134 for 2019 and $336 for 2018, predominantly for capital expenditures.

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements. In July 2019, we completed our DIRECTV merger commitment, marketing fiber-to-the-premises network to nearly 14 million customer locations.

Cash Provided by or Used in Financing Activities

For the first nine months of 2019, cash used in financing activities totaled $22,341 and included net proceeds of $15,034, which consisted primarily of the following issuances:

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Issued and redeemed in 2019

•January draw of $2,850 on an 11-month syndicated term loan agreement (repaid in the third quarter).

•January draw of $750 on a private financing agreement (repaid in the first quarter).

•August borrowings of $400 under a private financing agreement (repaid in the third quarter).

Issued and outstanding at September 30, 2019

•February issuance of $3,000 of 4.350% global notes due 2029.

•February issuance of $2,000 of 4.850% global notes due 2039.

•Borrowings of $725 in January and $525 in June that are supported by government agencies to support network equipment purchases.

•June draw of $300 on U.S. Bank credit agreement.

•September issuance of €1,000 of 0.25% global notes due 2026, €1,250 of 0.80% global notes due 2030 and €750 of 1.80% global notes due 2039 (when combined, $3,308 at issuance).

•September draw of $1,300 on a Bank of America term loan credit agreement.

During the first nine months of 2019, repayment of long-term debt totaled $24,368. Repayments primarily consisted of the following:

Notes redeemed at maturity:

•$1,850 of 2.300% AT&T global notes in the first quarter.

•$400 of AT&T floating-rate notes in the first quarter.

•€1,500 of AT&T floating-rate notes in the second quarter ($1,882 at maturity).

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

•$154 of open market redemptions of WarnerMedia, LLC, Historic TW Inc., BellSouth LLC and AT&T Mobility LLC notes, with interest rates ranging from 2.95% to 7.625% and original maturities ranging from 2022 to 2097, in the third quarter.

Credit facilities and other redemptions:

•$2,625 of final amounts outstanding under our Acquisition Term Loan (defined below) in the first quarter.

•$750 of January borrowings under a private financing agreement, in the first quarter.

•$1,500 of four-year and five-year borrowings under the Nova Scotia Credit Agreement (defined below) in the second quarter and $750 of three-year borrowings in the third quarter.

•$600 of borrowings under our credit agreement with Canadian Imperial Bank of Commerce in the second quarter.

•$500 of advances under our November 2018 Term Loan (defined below) in the second quarter, with payment of the remaining $3,050 of advances in the third quarter.

•$250 of borrowings under a U.S. Bank credit agreement in the second quarter.

•$750 of borrowings under a private credit agreement in the third quarter.

•$400 of borrowings under a private financing agreement in the third quarter.

•$2,850 of borrowings under an 11-month syndicated term loan agreement from January 2019 in the third quarter.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.4% as of September 30, 2019 and 4.4% as of December 31, 2018. We had $160,758 of total notes and debentures outstanding at September 30, 2019, which included Euro, British pound sterling, Swiss franc, Brazilian real, Mexican peso, Canadian dollar and Australian dollar denominated debt that totaled approximately $41,399.

At September 30, 2019, we had $11,608 of debt maturing within one year, consisting of $2,443 of commercial paper and other short-term borrowings and $9,165 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

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

For the first nine months of 2019, we paid $2,601 of cash under our vendor financing program, compared to $347 in the first nine months of 2018. Total vendor financing payables included in our September 30, 2019 consolidated balance sheet were approximately $1,800, with $1,350 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

In September 2019, we contributed certain tower assets to a wireless subsidiary and then generated $1,500 of capital from the issuance of nonconvertible preferred interests, which we reported as financing activities (see Note 11).

At September 30, 2019, we had approximately 371 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2013 and 2014.

We paid dividends of $11,162 during the first nine months of 2019, compared with $9,775 for the first nine months of 2018, primarily reflecting the increase in the number of shares outstanding related to our June 2018 acquisition of Time Warner as well as an increase in our quarterly dividend approved by our Board of Directors in December 2018. Dividends declared by our Board of Directors totaled $1.53 per share in the first nine months of 2019 and $1.50 per share for the first nine months of 2018. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities

The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of September 30, 2019.

In September 2017, we entered into a $2,250 syndicated term loan credit agreement (the “Nova Scotia Credit Agreement”) containing (i) a three-year $750 term loan facility (the “2021 facility”), (ii) a four-year $750 term loan facility (the “2022 facility”) and (iii) a five-year $750 term loan facility (the “2023 facility”), with certain investment and commercial banks and The Bank of Nova Scotia, as administrative agent. We drew on all three facilities during the first quarter of 2018, paid the 2022 and 2023 facilities during the second quarter of 2019 and paid the 2021 facility during the third quarter of 2019. No amounts were outstanding under the Nova Scotia Credit Agreement as of September 30, 2019.

On November 20, 2018, we entered into and drew on a 4.5 year $3,550 term loan credit agreement (the “November 2018 Term Loan”) with Bank of America, N.A., as agent. We used the proceeds to finance the repayment, in part, of loans

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts outstanding under the Acquisition Term Loan. We paid $500 of these borrowings in the second quarter of 2019, and paid the remaining $3,050 in the third quarter. No amounts were outstanding under this agreement as of September 30, 2019.

On January 31, 2019, we entered into and drew on an 11-month $2,850 syndicated term loan credit agreement (the “Citibank Term Loan”), with certain investment and commercial banks and Citibank, N.A., as administrative agent. We paid the borrowings under the Citibank Term Loan during the third quarter. As of September 30, 2019, no amounts were outstanding under this agreement.

In September 2019, we entered into and drew on a $1,300 term loan credit agreement containing (i) a 1.25 year $400 facility due in 2020 (BAML Tranche A Facility), (ii) a 2.25 year $400 facility due in 2021 (BAML Tranche B Facility), and (iii) a 3.25 year $500 facility due in 2022 (BAML Tranche C Facility), with Bank of America, N.A., as agent. No payment had been made under these facilities as of September 30, 2019.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of September 30, 2019, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During the year, we amended collateral arrangements with certain counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, counterparties are still required to post collateral. During the first nine months of 2019, we received $1,204 of cash collateral, on a net basis, primarily driven by the amended arrangements. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At September 30, 2019, our debt ratio was 45.9%, compared to 49.8% at September 30, 2018 and 47.7% at December 31, 2018. Our net debt ratio was 44.1% at September 30, 2019, compared to 47.4% at September 30, 2018 and 46.2% at December 31, 2018. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments.

During the first nine months of 2019, we have received $3,775 from the disposition of assets, and when combined with capital received from the external investors in a wireless tower subsidiary, an amendment of collateral arrangements, and working capital monetization initiatives, which include the sale of receivables, total cash received from monetization efforts was approximately $10,800. We plan to continue to explore similar opportunities. In October 2019, we entered into an agreement to sell our wireless and wireline operations in Puerto Rico and the U.S. Virgin Islands for approximately $1,950, which we expect to close in the first half of 2020 (Note 8). Also in October, we entered into a sale-leaseback of certain domestic company-owned wireless towers for approximately $680, with a substantial number of the towers expected to close by year-end 2019, and an agreement to sell our stake in Central European Media Enterprises Ltd. for approximately $1,100, which we expect to close in the second quarter of 2020.

AT&T INC.

SEPTEMBER 30, 2019

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

	Three Months Ended
	September 30, 2019				September 30, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,930	$-	$(11,921)	$2,009	$13,828	$-	$(11,971)	$1,857
Strategic and managed services	-	3,900	-	3,900	-	3,677	-	3,677
Legacy voice and data services	-	2,252	-	2,252	-	2,602	-	2,602
Other service and equipment	-	351	-	351	-	404	-	404
Wireless equipment	3,771	-	(3,077)	694	3,907	-	(3,321)	586
Total Operating Revenues	17,701	6,503	(14,998)	9,206	17,735	6,683	(15,292)	9,126

Operating Expenses
Operations and support	9,948	4,022	(8,327)	5,643	10,104	4,022	(8,551)	5,575
EBITDA	7,753	2,481	(6,671)	3,563	7,631	2,661	(6,741)	3,551
Depreciation and amortization	2,011	1,271	(1,709)	1,573	2,057	1,187	(1,759)	1,485
Total Operating Expense	11,959	5,293	(10,036)	7,216	12,161	5,209	(10,310)	7,060
Operating Income	5,742	1,210	(4,962)	1,990	5,574	1,474	(4,982)	2,066
Equity in net income (loss) of affiliates	-	(1)	-	(1)	1	(3)	(1)	(3)
Operating Contribution	$5,742	$1,209	$(4,962)	$1,989	$5,575	$1,471	$(4,983)	$2,063
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

SEPTEMBER 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Nine Months Ended
	September 30, 2019				September 30, 2018
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$41,383	$-	$(35,482)	$5,901	$40,594	$-	$(35,154)	$5,440
Strategic and managed services	-	11,513	-	11,513	-	10,849	-	10,849
Legacy voice and data services	-	6,973	-	6,973	-	8,176	-	8,176
Other service and equipment	-	1,102	-	1,102	-	1,010	-	1,010
Wireless equipment	10,973	-	(9,071)	1,902	11,371	-	(9,634)	1,737
Total Operating Revenues	52,356	19,588	(44,553)	27,391	51,965	20,035	(44,788)	27,212

Operating Expenses
Operations and support	29,511	12,029	(24,770)	16,770	29,603	12,047	(24,926)	16,724
EBITDA	22,845	7,559	(19,783)	10,621	22,362	7,988	(19,862)	10,488
Depreciation and amortization	6,027	3,735	(5,119)	4,643	6,218	3,520	(5,330)	4,408
Total Operating Expense	35,538	15,764	(29,889)	21,413	35,821	15,567	(30,256)	21,132
Operating Income	16,818	3,824	(14,664)	5,978	16,144	4,468	(14,532)	6,080
Equity in net income (loss) of affiliates	(1)	-	1	-	-	(2)	-	(2)
Operating Contribution	$16,817	$3,824	$(14,663)	$5,978	$16,144	$4,466	$(14,532)	$6,078
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

SEPTEMBER 30, 2019

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At September 30, 2019, we had interest rate swaps with a notional value of $853 and a fair value of $2.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,792 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(4,483) at September 30, 2019. We have rate locks with a notional value of $3,500 and a fair value of $(225) at September 30, 2019.

We have foreign exchange contracts with a U.S. dollar notional value of $473 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $79 at September 30, 2019.

We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated other comprehensive income, net on the consolidated balance sheet.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2019.

AT&T INC.

SEPTEMBER 30, 2019

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

•The final outcome of FCC and other federal, state or foreign government agency proceedings (including judicial review, if any, of such proceedings) and legislative efforts involving issues that are important to our business, including, without limitation, special access and business data services; pending Notices of Apparent Liability; the transition from legacy technologies to IP-based infrastructure, including the withdrawal of legacy TDM-based services; universal service; broadband deployment; wireless equipment siting regulations; E911 services; competition policy; privacy; net neutrality; multichannel video programming distributor services and equipment; content licensing and copyright protection; availability of new spectrum on fair and balanced terms; and wireless and satellite license awards and renewals.

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

•The ability of our competitors to offer product/service offerings at lower prices due to lower cost structures and regulatory and legislative actions adverse to us, including non-regulation of comparable alternative technologies and/or government-owned or subsidized networks.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed. For the third quarter of 2019, there were no such material developments.

AT&T INC.

SEPTEMBER 30, 2019

PART II – OTHER INFORMATION - CONTINUED

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the third quarter of 2019 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

July 1, 2019 - July 31, 2019	220,880	$33.45	-	375,662,000
August 1, 2019 - August 31, 2019	4,784,883	33.73	4,764,343	370,897,657
September 1, 2019 - September 30, 2019	447,419	37.32	-	370,897,657
Total	5,453,182	$34.01	4,764,343
[1]		In March 2014, our Board of Directors approved an additional authorization to repurchase up to 300 million shares of our common stock. In March 2013, our Board of Directors authorized the repurchase of up to an additional 300 million shares of our common stock.
The authorizations have no expiration date.
[2]		Of the shares repurchased, 258,198 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 430,641 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

AT&T INC.

SEPTEMBER 30, 2019

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
10-a	AT&T Health Plan
10-b	Stock Purchase and Deferral Plan
10-c	Agreement and Release of Waiver of Claims between AT&T Services, Inc. and John Donovan (Exhibit 10.1 to Form 8-K filed on September 6, 2019)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 4, 2019	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer