Form 10-Q
period 2020-03-31
AT&T INC.
filed 2020-05-06
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202

Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due August 3, 2020	T 20C	New York Stock Exchange
AT&T Inc. 1.875% Global Notes due December 4, 2020	T 20	New York Stock Exchange
AT&T Inc. 2.650% Global Notes due December 17, 2021	T 21B	New York Stock Exchange
AT&T Inc. 1.450% Global Notes due June 1, 2022	T 22B	New York Stock Exchange
AT&T Inc. 2.500% Global Notes due March 15, 2023	T 23	New York Stock Exchange
AT&T Inc. 2.750% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.050% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.300% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.950% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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

Yes [ ] No [X]

At April 30, 2020, there were 7,125 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended
	March 31,
	2020	2019
Operating Revenues
Service	$38,883	$40,684
Equipment	3,896	4,143
Total operating revenues	42,779	44,827

Operating Expenses
Cost of revenues
Equipment	4,092	4,502
Broadcast, programming and operations	6,847	7,652
Other cost of revenues (exclusive of depreciation and amortization shown separately below)	8,342	8,585
Selling, general and administrative	8,790	9,649
Depreciation and amortization	7,222	7,206
Total operating expenses	35,293	37,594
Operating Income	7,486	7,233
Other Income (Expense)
Interest expense	(2,018)	(2,141)
Equity in net income (loss) of affiliates	(6)	(7)
Other income (expense) – net	803	286
Total other income (expense)	(1,221)	(1,862)
Income Before Income Taxes	6,265	5,371
Income tax expense	1,302	1,023
Net Income	4,963	4,348
Less: Net Income Attributable to Noncontrolling Interest	(353)	(252)
Net Income Attributable to AT&T	$4,610	$4,096
Less: Preferred Stock Dividends	(32)	-
Net Income Attributable to Common Stock	$4,578	$4,096
Basic Earnings Per Share Attributable to Common Stock	$0.63	$0.56
Diluted Earnings Per Share Attributable to Common Stock	$0.63	$0.56
Weighted Average Number of Common Shares Outstanding – Basic (in millions)	7,187	7,313
Weighted Average Number of Common Shares Outstanding – with Dilution (in millions)	7,214	7,342
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2020	2019
Net income	$4,963	$4,348
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(51) and $0 attributable to noncontrolling interest),
net of taxes of $(62) and $49	(1,854)	288
Securities:
Net unrealized gains, net of taxes of $22 and $5	66	16
Derivative instruments:
Net unrealized gains (losses), net of taxes of $(971) and $34	(3,657)	127
Reclassification adjustment included in net income, net of taxes of $0 and $2	-	11
Defined benefit postretirement plans:
Amortization of net prior service credit included in net income, net of taxes of $(151)
and $(113)	(461)	(346)
Other comprehensive income (loss)	(5,906)	96
Total comprehensive income (loss)	(943)	4,444
Less: Total comprehensive income attributable to noncontrolling interest	(302)	(252)
Total Comprehensive Income (Loss) Attributable to AT&T	$(1,245)	$4,192
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$9,955	$12,130
Accounts receivable - net of allowances for doubtful accounts of $1,651 and $1,235	19,908	22,636
Prepaid expenses	1,600	1,631
Other current assets	21,241	18,364
Total current assets	52,704	54,761
Noncurrent inventories and theatrical film and television production costs	13,276	12,434
Property, Plant and Equipment	329,187	333,538
Less: accumulated depreciation and amortization	(200,266)	(203,410)
Property, Plant and Equipment – Net	128,921	130,128
Goodwill	145,546	146,241
Licenses – Net	96,662	97,907
Trademarks and Trade Names – Net	23,293	23,567
Distribution Networks – Net	14,886	15,345
Other Intangible Assets – Net	19,623	20,798
Investments in and Advances to Equity Affiliates	3,606	3,695
Operating lease right-of-use assets	24,008	24,039
Other Assets	22,829	22,754
Total Assets	$545,354	$551,669
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$17,067	$11,838
Accounts payable and accrued liabilities	40,771	45,956
Advanced billings and customer deposits	5,960	6,124
Accrued taxes	2,169	1,212
Dividends payable	3,737	3,781
Total current liabilities	69,704	68,911
Long-Term Debt	147,202	151,309
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,491	59,502
Postemployment benefit obligation	18,324	18,788
Operating lease liabilities	21,584	21,804
Other noncurrent liabilities	34,600	29,421
Total deferred credits and other noncurrent liabilities	132,999	129,515
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized):
Series A (48,000 issued and outstanding at March 31, 2020 and December 31, 2019)	-	-
Series B (20,000 issued and outstanding at March 31, 2020
and 0 issued and outstanding at December 31, 2019)	-	-
Series C (70,000 issued and outstanding at March 31, 2020
and 0 issued and outstanding at December 31, 2019)	-	-
Common stock ($1 par value, 14,000,000,000 authorized at March 31, 2020 and
December 31, 2019: issued 7,620,748,598 at March 31, 2020 and at December 31, 2019)	7,621	7,621
Additional paid-in capital	129,966	126,279
Retained earnings	58,534	57,936
Treasury stock (495,533,462 at March 31, 2020 and 366,193,458 at December 31, 2019,
at cost)	(17,957)	(13,085)
Accumulated other comprehensive income	(385)	5,470
Noncontrolling interest	17,670	17,713
Total stockholders’ equity	195,449	201,934
Total Liabilities and Stockholders’ Equity	$545,354	$551,669
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Three months ended
	March 31,
	2020	2019
Operating Activities
Net income	$4,963	$4,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,222	7,206
Amortization of television and film costs	2,269	2,497
Undistributed earnings from investments in equity affiliates	39	112
Provision for uncollectible accounts	780	592
Deferred income tax expense	259	753
Net (gain) loss on assets, net of impairments	(646)	(175)
Pension and postretirement benefit expense (credit)	(748)	(369)
Actuarial (gain) loss on pension and postretirement benefits	-	432
Changes in operating assets and liabilities:
Receivables	1,695	2,125
Other current assets, inventories and theatrical film and television production costs	(3,267)	(2,510)
Accounts payable and other accrued liabilities	(3,884)	(3,686)
Equipment installment receivables and related sales	535	652
Deferred customer contract acquisition and fulfillment costs	105	(375)
Postretirement claims and contributions	(111)	(193)
Other - net	(345)	(357)
Total adjustments	3,903	6,704
Net Cash Provided by Operating Activities	8,866	11,052
Investing Activities
Capital expenditures:
Purchase of property and equipment	(4,938)	(5,121)
Interest during construction	(28)	(61)
Acquisitions, net of cash acquired	(100)	(117)
Dispositions	118	10
(Purchases), sales and settlement of securities and investments, net	(6)	(1)
Advances to and investments in equity affiliates, net	(68)	(111)
Net Cash Used in Investing Activities	(5,022)	(5,401)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	1,742	(256)
Issuance of other short-term borrowings	1,390	296
Repayment of other short-term borrowings	-	(176)
Issuance of long-term debt	4,357	9,182
Repayment of long-term debt	(4,422)	(9,840)
Payment of vendor financing	(791)	(819)
Issuance of preferred stock	3,869	-
Purchase of treasury stock	(5,463)	(189)
Issuance of treasury stock	58	167
Dividends paid	(3,737)	(3,714)
Other	(3,102)	928
Net Cash Used in Financing Activities	(6,099)	(4,421)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,255)	1,230
Cash and cash equivalents and restricted cash beginning of year	12,295	5,400
Cash and Cash Equivalents and Restricted Cash End of Period	$10,040	$6,630
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2020		March 31, 2019
	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of year	-	$-	-	$-
Issuance of stock	-	-	-	-
Balance at end of period	-	$-	-	$-
Preferred Stock - Series B
Balance at beginning of year	-	$-	-	$-
Issuance of stock	-	-	-	-
Balance at end of period	-	$-	-	$-
Preferred Stock - Series C
Balance at beginning of year	-	$-	-	$-
Issuance of stock	-	-	-	-
Balance at end of period	-	$-	-	$-
Common Stock
Balance at beginning of year	7,621	$7,621	7,621	$7,621
Issuance of stock	-	-	-	-
Balance at end of period	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of year		$126,279		$125,525
Repurchase and acquisition of common stock		67		-
Issuance of preferred stock		3,869		-
Issuance of treasury stock		(47)		(77)
Share-based payments		(202)		(274)
Balance at end of period		$129,966		$125,174
Retained Earnings
Balance at beginning of year		$57,936		$58,753
Net income attributable to AT&T ($0.63 and $0.56
per diluted share)		4,610		4,096
Preferred stock dividends		(32)		-
Common stock dividends ($0.52 and $0.51 per share)		(3,687)		(3,741)
Cumulative effect of accounting changes
and other adjustments		(293)		316
Balance at end of period		$58,534		$59,424
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	March 31, 2020		March 31, 2019
	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of year	(366)	$(13,085)	(339)	$(12,059)
Repurchase and acquisition of common stock	(148)	(5,547)	(7)	(208)
Issuance of treasury stock	18	675	22	815
Balance at end of period	(496)	$(17,957)	(324)	$(11,452)
Accumulated Other Comprehensive Income (Loss)
Attributable to AT&T, net of tax
Balance at beginning of year		$5,470		$4,249
Other comprehensive income (loss) attributable to AT&T		(5,855)		96
Balance at end of period		$(385)		$4,345
Noncontrolling Interest
Balance at beginning of year		$17,713		$9,795
Net income attributable to noncontrolling interest		353		252
Issuance and acquisition of noncontrolling interests		1		9
Distributions		(339)		(246)
Translation adjustments attributable to noncontrolling
interest, net of taxes		(51)		-
Cumulative effect of accounting changes
and other adjustments		(7)		29
Balance at end of period		$17,670		$9,839
Total Stockholders’ Equity at beginning of year		$201,934		$193,884
Total Stockholders’ Equity at end of period		$195,449		$194,951
See Notes to Consolidated Financial Statements.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dollars in millions except per share amounts

NOTE 1. PREPARATION OF INTERIM FINANCIAL STATEMENTS

Basis of Presentation Throughout this document, AT&T Inc. is referred to as “we,” “AT&T” or the “Company.” The consolidated financial statements include the accounts of the Company and subsidiaries and affiliates which we control. AT&T is a holding company whose subsidiaries and affiliates operate worldwide in the telecommunications, media and technology industries. You should read this document in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results for the interim periods are not necessarily indicative of those for the full year. These consolidated financial statements include all adjustments that are necessary to present fairly the results for the presented interim periods, consisting of normal recurring accruals and other items.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including potential impacts arising from the COVID-19 pandemic, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation.

In the tables throughout this document, percentage increases and decreases that are not considered meaningful are denoted with a dash.

Adopted and Pending Accounting Standards and Other Changes

Credit Losses As of January 1, 2020, we adopted, through modified retrospective application, the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (ASU 2016-13, as amended), which replaces the incurred loss impairment methodology under prior GAAP with an expected credit loss model. ASU 2016-13 affects trade receivables, loans, contract assets, certain beneficial interests, off-balance-sheet credit exposures not accounted for as insurance and other financial assets that are not subject to fair value through net income, as defined by the standard. Under the expected credit loss model, we are required to consider future economic trends to estimate expected credit losses over the lifetime of the asset. Upon adoption, we recorded a $293 reduction to “Retained earnings,” $395 increase to “allowances for doubtful accounts” applicable to our trade and loan receivables, $10 reduction of contract assets, $105 reduction of net deferred income tax liability and $7 reduction of “Noncontrolling interest” as an opening adjustment. Our adoption of ASU 2016-13 did not have a material impact on our financial statements.

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. We are evaluating the impact of our adoption of ASU 2020-04, including optional expedients, for impact to our financial statements.

Intangible Assets During the first quarter of 2020, in conjunction with the nationwide launch of AT&T TV and our customers’ continued shift from linear to streaming video services, we reassessed the estimated economic lives and renewal assumptions for our orbital slot licenses. As a result, we have changed the estimated lives of these licenses from indefinite to finite-lived, effective January 1, 2020, and began amortizing our orbital slot licenses using the sum-of-months-digits method over their average remaining economic life of 15 years. This change in accounting increased amortization expense $386, or $0.04 per diluted share available to common stock during the first quarter of 2020.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

We also reassessed and changed the estimated economic lives of certain trade names in our Latin America business from indefinite to finite-lived and began amortizing them using the straight-line method over their average remaining economic life of 15 years. This change had an insignificant impact on our financial statements.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019, is shown in the table below:

	Three months ended
	March 31,
	2020	2019
Numerators
Numerator for basic earnings per share:
Net income	$4,963	$4,348
Less: Net income attributable to noncontrolling interest	(353)	(252)
Net income attributable to AT&T	4,610	4,096
Less: Preferred stock dividends	(32)	-
Net income attributable to common stock	4,578	4,096
Dilutive potential common shares:
Share-based payment	6	6
Numerator for diluted earnings per share	$4,584	$4,102
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,187	7,313
Dilutive potential common shares:
Share-based payment (in shares)	27	29
Denominator for diluted earnings per share	7,214	7,342
Basic earnings per share attributable to Common Stock	$0.63	$0.56
Diluted earnings per share attributable to Common Stock	$0.63	$0.56

In the first quarter of 2020, we completed an accelerated share repurchase agreement with a third-party financial institution to repurchase AT&T common stock. Under the terms of the agreement, we paid the financial institution $4,000 and received 104.8 million shares.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income
(loss) before reclassifications	(1,803)		66		(3,657)		-		(5,394)
Amounts reclassified from accumulated OCI	-	[1]	-	[1]	-	[2]	(461)	[3]	(461)
Net other comprehensive
income (loss)	(1,803)		66		(3,657)		(461)		(5,855)
Balance as of March 31, 2020	$(4,859)		$114		$(3,694)		$8,054		$(385)

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)		$(2)		$818		$6,517		$4,249
Other comprehensive income
(loss) before reclassifications	288		16		127		-		431
Amounts reclassified from accumulated OCI	-	[1]	-	[1]	11	[2]	(346)	[3]	(335)
Net other comprehensive
income (loss)	288		16		138		(346)		96
Balance as of March 31, 2019	$(2,796)		$14		$956		$6,171		$4,345
[1]	(Gains) losses are included in "Other income (expense) - net" in the consolidated statements of income.
[2]	(Gains) losses are included in "Interest expense" in the consolidated statements of income (see Note 7).
[3]	The amortization of prior service credits associated with postretirement benefits are included in "Other income (expense) - net" in the consolidated statements of income (see Note 6).

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

AT&T INC.

MARCH 31, 2020

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

•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services primarily to residential customers. This segment also sells advertising on distribution platforms.

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

•Home Box Office consists of premium pay television and OTT and streaming services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

•Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

•Mexico provides wireless service and equipment to customers in Mexico.

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

Corporate and Other reconciles our segment results to consolidated operating income and income before income taxes, and includes:

•Corporate, which consists of: (1) businesses no longer integral to our operations or which we no longer actively market, (2) corporate support functions, (3) impacts of corporate-wide decisions for which the individual operating segments are not being evaluated and (4) the reclassification of the amortization of prior service credits, which we continue to report with segment operating expenses, to consolidated “Other income (expense) – net.”

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

“Interest expense” and “Other income (expense) – net,” are managed only on a total company basis and are, accordingly, reflected only in consolidated results.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended March 31, 2020
						Equity in Net
		Operations		Depreciation	Operating	Income
		and Support		and	Income	(Loss)	Segment
	Revenues	Expenses	EBITDA	Amortization	(Loss)	Affiliates	Contribution
Communications
Mobility	$17,402	$9,569	$7,833	$2,045	$5,788	$-	$5,788
Entertainment Group	10,515	7,891	2,624	1,289	1,335	-	1,335
Business Wireline	6,332	3,951	2,381	1,301	1,080	-	1,080
Total Communications	34,249	21,411	12,838	4,635	8,203	-	8,203
WarnerMedia
Turner	3,162	1,710	1,452	69	1,383	6	1,389
Home Box Office	1,497	1,053	444	21	423	20	443
Warner Bros.	3,240	2,950	290	41	249	(8)	241
Other	(540)	(196)	(344)	12	(356)	(3)	(359)
Total WarnerMedia	7,359	5,517	1,842	143	1,699	15	1,714
Latin America
Vrio	887	783	104	147	(43)	4	(39)
Mexico	703	714	(11)	134	(145)	-	(145)
Total Latin America	1,590	1,497	93	281	(188)	4	(184)
Xandr	489	170	319	20	299	-	299
Segment Total	43,687	28,595	15,092	5,079	10,013	$19	$10,032
Corporate and Other
Corporate	388	874	(486)	87	(573)
Acquisition-related items	-	182	(182)	2,056	(2,238)
Certain significant items	-	(658)	658	-	658
Eliminations and consolidations	(1,296)	(922)	(374)	-	(374)
AT&T Inc.	$42,779	$28,071	$14,708	$7,222	$7,486

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended March 31, 2019
						Equity in Net
		Operations		Depreciation	Operating	Income
		and Support		and	Income	(Loss)	Segment
	Revenues	Expenses	EBITDA	Amortization	(Loss)	Affiliates	Contribution
Communications
Mobility	$17,363	$10,041	$7,322	$2,013	$5,309	$-	$5,309
Entertainment Group	11,328	8,527	2,801	1,323	1,478	-	1,478
Business Wireline	6,478	4,032	2,446	1,222	1,224	-	1,224
Total Communications	35,169	22,600	12,569	4,558	8,011	-	8,011
WarnerMedia
Turner	3,443	2,136	1,307	60	1,247	25	1,272
Home Box Office	1,510	921	589	22	567	15	582
Warner Bros.	3,518	2,919	599	52	547	6	553
Other	(92)	17	(109)	9	(118)	21	(97)
Total WarnerMedia	8,379	5,993	2,386	143	2,243	67	2,310
Latin America
Vrio	1,067	866	201	169	32	-	32
Mexico	651	725	(74)	131	(205)	-	(205)
Total Latin America	1,718	1,591	127	300	(173)	-	(173)
Xandr	426	160	266	13	253	-	253
Segment Total	45,692	30,344	15,348	5,014	10,334	$67	$10,401
Corporate and Other
Corporate	433	661	(228)	204	(432)
Acquisition-related items	(42)	73	(115)	1,988	(2,103)
Certain significant items	-	248	(248)	-	(248)
Eliminations and consolidations	(1,256)	(938)	(318)	-	(318)
AT&T Inc.	$44,827	$30,388	$14,439	$7,206	$7,233

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income.

	Three months ended
	March 31,
	2020	2019
Communications	$8,203	$8,011
WarnerMedia	1,714	2,310
Latin America	(184)	(173)
Xandr	299	253
Segment Contribution	10,032	10,401
Reconciling Items:
Corporate and Other	(573)	(432)
Merger and integration items	(182)	(115)
Amortization of intangibles acquired	(2,056)	(1,988)
Impairments	(123)	-
Gain on spectrum transaction [1]	900	-
Employee separation costs and benefit-related losses	(119)	(248)
Segment equity in net income (loss) of affiliates	(19)	(67)
Eliminations and consolidations	(374)	(318)
AT&T Operating Income	7,486	7,233
Interest Expense	2,018	2,141
Equity in net income (loss) of affiliates	(6)	(7)
Other income (expense) - net	803	286
Income Before Income Taxes	$6,265	$5,371
[1]	Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following table presents intersegment revenues by segment.

Intersegment Reconciliation
	Three months ended
	March 31,
	2020	2019
Intersegment revenues
Communications	$2	$-
WarnerMedia	816	858
Latin America	-	-
Xandr	1	-
Total Intersegment Revenues	819	858
Consolidations	477	398
Eliminations and consolidations	$1,296	$1,256

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories

The following tables set forth reported revenue by category and by business unit:

For the three months ended March 31, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,892	$-	$-	$-	$-	$76	$-	$3,434	$17,402
Entertainment Group	-	2,109	581	6,982	-	413	419	11	10,515
Business Wireline	-	3,275	2,129	-	-	-	753	175	6,332
WarnerMedia
Turner	-	-	-	2,049	86	957	70	-	3,162
Home Box Office	-	-	-	1,338	157	-	2	-	1,497
Warner Bros.	-	-	-	10	3,060	2	168	-	3,240
Eliminations and Other	-	-	-	63	(646)	20	23	-	(540)
Latin America
Vrio	-	-	-	887	-	-	-	-	887
Mexico	467	-	-	-	-	-	-	236	703
Xandr	-	-	-	-	-	489	-	-	489
Corporate and Other	117	14	134	-	-	-	83	40	388
Eliminations and
consolidations	-	-	-	-	(794)	(413)	(89)	-	(1,296)
Total Operating Revenues	$14,476	$5,398	$2,844	$11,329	$1,863	$1,544	$1,429	$3,896	$42,779

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended March 31, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,562	$-	$-	$-	$-	$67	$-	$3,734	$17,363
Entertainment Group	-	2,070	683	7,724	-	350	501	-	11,328
Business Wireline	-	3,172	2,397	-	-	-	750	159	6,478
WarnerMedia
Turner	-	-	-	1,965	135	1,261	82	-	3,443
Home Box Office	-	-	-	1,334	173	-	3	-	1,510
Warner Bros.	-	-	-	21	3,332	10	155	-	3,518
Eliminations and Other	-	-	-	49	(152)	8	3	-	(92)
Latin America
Vrio	-	-	-	1,067	-	-	-	-	1,067
Mexico	442	-	-	-	-	-	-	209	651
Xandr	-	-	-	-	-	426	-	-	426
Corporate and Other	163	13	7	-	-	-	167	41	391
Eliminations and
consolidations	-	-	-	-	(837)	(350)	(69)	-	(1,256)
Total Operating Revenues	$14,167	$5,255	$3,087	$12,160	$2,651	$1,772	$1,592	$4,143	$44,827

AT&T INC.

MARCH 31, 2020

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

The following table presents the deferred customer contract acquisition costs and deferred customer contract fulfillment costs included on our consolidated balance sheets:

	March 31,	December 31,
Consolidated Balance Sheets	2020	2019
Deferred Acquisition Costs
Other current assets	$2,592	$2,462
Other Assets	2,997	2,991
Total deferred customer contract acquisition costs	5,589	5,453

Deferred Fulfillment Costs
Other current assets	4,438	4,519
Other Assets	6,279	6,439
Total deferred customer contract fulfillment costs	$10,717	$10,958

The following table presents deferred customer contract acquisition cost and deferred customer contract fulfillment cost amortization included in “Other cost of revenue” for the three months ended:

	March 31,	March 31,
Consolidated Statements of Income	2020	2019
Deferred acquisition cost amortization	$636	$547
Deferred fulfillment cost amortization	1,305	1,098

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	March 31,	December 31,
	2020	2019

Contract asset	$2,598	$2,472
Contract liability	6,757	6,999

Our beginning of period contract liability recorded as customer contract revenue during 2020 was $4,519.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Our consolidated balance sheets at March 31, 2020 and December 31, 2019 included approximately $1,700 and $1,611, respectively, for the current portion of our contract asset in “Other current assets” and $5,769 and $5,939, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,486, of which we expect to recognize approximately 86% by the end of 2021, with the balance recognized thereafter.

NOTE 6. PENSION AND POSTRETIREMENT BENEFITS

Many of our employees are covered by one of our noncontributory pension plans. We also provide certain medical, dental, life insurance and death benefits to certain retired employees under various plans and accrue actuarially determined postretirement benefit costs. Our objective in funding these plans, in combination with the standards of the Employee Retirement Income Security Act of 1974, as amended (ERISA), is to accumulate assets sufficient to provide benefits described in the plans to employees upon their retirement. We do not have significant funding requirements in 2020.

We recognize actuarial gains and losses on pension and postretirement plan assets in our consolidated results as a component of “Other income (expense) – net” at our annual measurement date of December 31, unless earlier remeasurements are required.

AT&T INC.

MARCH 31, 2020

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

	Three months ended
	March 31,
	2020	2019
Pension cost:
Service cost – benefits earned during the period	$257	$240
Interest cost on projected benefit obligation	422	549
Expected return on assets	(889)	(851)
Amortization of prior service credit	(28)	(33)
Actuarial (gain) loss	-	432
Net pension (credit) cost	$(238)	$337

Postretirement cost:
Service cost – benefits earned during the period	$13	$18
Interest cost on accumulated postretirement benefit obligation	104	186
Expected return on assets	(44)	(56)
Amortization of prior service credit	(582)	(426)
Net postretirement (credit) cost	$(509)	$(278)

Combined net pension and postretirement (credit) cost	$(747)	$59

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. For the first quarter of 2020 and 2019, net supplemental pension benefits costs not included in the table above were $19 and $25.

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

The valuation methodologies described above may produce a fair value calculation that may not be indicative of future net realizable value or reflective of future fair values. We believe our valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the methodologies used since December 31, 2019.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$159,386	$175,902	$161,109	$182,124
Commercial paper	3,144	3,144	-	-
Bank borrowings	-	-	4	4
Investment securities[2]	3,591	3,591	3,723	3,723
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of March 31, 2020 and December 31, 2019. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities” and, for a portion of interest rate swaps, “Other current assets” on our consolidated balance sheets.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$674	$-	$-	$674
International equities	143	-	-	143
Fixed income equities	233	-	-	233
Available-for-Sale Debt Securities	-	1,514	-	1,514
Asset Derivatives
Interest rate swaps	-	14	-	14
Foreign exchange contracts	-	77	-	77
Liability Derivatives
Cross-currency swaps	-	(8,283)	-	(8,283)
Interest rate locks	-	(720)	-	(720)
Foreign exchange contracts	-	(11)	-	(11)

AT&T INC.

MARCH 31, 2020

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended
	March 31,
	2020	2019
Total gains (losses) recognized on equity securities	$(203)	$160
Gains (losses) recognized on equity securities sold	(33)	18
Unrealized gains (losses) recognized on equity securities held at end of period	(170)	142

At March 31, 2020, available-for-sale debt securities totaling $1,514 have maturities as follows - less than one year: $78; one to three years: $149; three to five years: $160; for five or more years: $1,127.

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

MARCH 31, 2020

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

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the three months ended March 31, 2020 and 2019, no ineffectiveness was measured on fair value hedges.

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

Unrealized gains on derivatives designated as cash flow hedges are recorded at fair value as assets, and unrealized losses are recorded at fair value as liabilities. For derivative instruments designated as cash flow hedges, changes in fair value are reported as a component of accumulated OCI and are reclassified into the consolidated statements of income in the same period the hedged transaction affects earnings.

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $60 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

Net Investment Hedging We have designated €1,364 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheet. Net gains on net investment hedges recognized in accumulated OCI for 2020 were $25.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At March 31, 2020, we had posted collateral of $2,809 (a deposit asset) and held no collateral. Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings before the end of March, we would not have been required to post any additional collateral. If AT&T’s credit rating had been downgraded four rating levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $6,149. If DIRECTV Holdings LLC’s credit rating had been downgraded below BBB- (S&P), we would have been required to post additional collateral of $200. At December 31, 2019, we had posted collateral of $204 (a deposit asset) and held collateral of $44 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Following are the notional amounts of our outstanding derivative positions:

	March 31,	December 31,
	2020	2019
Interest rate swaps	$853	$853
Cross-currency swaps	42,325	42,325
Interest rate locks	3,500	3,500
Foreign exchange contracts	106	269
Total	$46,784	$46,947

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended
	March 31,
Fair Value Hedging Relationships	2020	2019
Interest rate swaps (Interest expense):
Gain (loss) on interest rate swaps	$10	$24
Gain (loss) on long-term debt	(10)	(24)

In addition, the net swap settlements that accrued and settled in the quarters ended March 31, 2020 and 2019 were offset against interest expense.

	Three months ended
	March 31,
Cash Flow Hedging Relationships	2020	2019
Cross-currency swaps:
Gain (loss) recognized in accumulated OCI	$(3,979)	$168
Foreign exchange contracts:
Gain (loss) recognized in accumulated OCI	(13)	(7)
Other income (expense) - net reclassified from accumulated OCI into income	16	3
Interest rate locks:
Gain (loss) recognized in accumulated OCI	(636)	-
Interest income (expense) reclassified from accumulated OCI into income	(16)	(16)

NOTE 8. SALES OF RECEIVABLES

We have agreements with various third-party financial institutions pertaining to the sales of certain types of our accounts receivable. The most significant of these programs are discussed in detail below and generally consist of (1) receivables arising from equipment installment plans, which are sold for cash and a deferred purchase price, and (2) revolving service and trade receivables. Under these programs, we transfer receivables to purchasers in exchange for cash and additional consideration upon settlement of the receivables, where applicable. Under the terms of our agreements for these programs, we continue to bill and collect the payments from our customers on behalf of the financial institutions.

The sales of receivables did not have a material impact on our consolidated statements of income or to “Total Assets” reported on our consolidated balance sheets. We reflect cash receipts on sold receivables as cash flows from operations in our

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

consolidated statements of cash flows. Cash receipts on the deferred purchase price are classified as cash flows from investing activities.

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	March 31, 2020		December 31, 2019
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,640	$4,057	$4,576	$3,324
Balance sheet classification
Accounts receivable
Notes receivable	1,979	-	2,467	-
Trade receivables	466	3,733	477	2,809
Other Assets
Noncurrent notes and trade receivables	1,195	324	1,632	515

Outstanding portfolio of receivables derecognized from
our consolidated balance sheets	9,690	5,300	9,713	4,300
Cash proceeds received, net of remittances[1]	7,156	5,300	7,211	4,300
[1]	Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

Equipment Installment Receivables Program

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.

We maintain a program under which we transfer a portion of these receivables through our bankruptcy-remote subsidiary in exchange for cash and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. In the event a customer trades in a device prior to the end of the installment contract period, we agree to make a payment to the financial institutions equal to any outstanding remaining installment receivable balance. Accordingly, we record a guarantee obligation for this estimated amount at the time the receivables are transferred.

The following table sets forth a summary of equipment installment receivables sold under this program during the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Gross receivables sold	$2,367	$2,701
Net receivables sold[1]	2,273	2,546
Cash proceeds received	1,950	2,275
Deferred purchase price recorded	353	309
Guarantee obligation recorded	44	101
[1]	Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

The deferred purchase price and guarantee obligation are initially recorded at estimated fair value and subsequently adjusted for changes in present value of expected cash flows. The estimation of their fair values is based on remaining installment payments expected to be collected and the expected timing and value of device trade-ins. The estimated value of the device trade-ins considers prices offered to us by independent third parties that contemplate changes in value after the launch of a

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

device model. The fair value measurements used for the deferred purchase price and the guarantee obligation are considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Fair value of repurchased receivables	$288	$423
Carrying value of deferred purchase price	277	407
Gain on repurchases[1]	$11	$16
[1]	These gains are included in “Selling, general and administrative” in the consolidated statements of income.

At March 31, 2020 and December 31, 2019, our deferred purchase price receivable was $2,378 and $2,336, respectively, of which $1,583 and $1,569 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at March 31, 2020 and December 31, 2019 was $351 and $384, respectively, of which $189 and $148 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

Revolving Receivables Program

In 2019, we entered into a revolving agreement to transfer up to $4,300 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. In the first quarter of 2020, we expanded the program limit to $5,300. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $4,057 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended March 31,
	2020	2019
Gross receivables sold/cash proceeds received[1]	$4,222	$1,400
Collections reinvested under revolving agreement	3,222	-
Net cash proceeds received (remitted)	$1,000	$1,400

Net receivables sold[2]	$4,138	$1,363
Obligations recorded	126	52
[1]	Includes initial sale of receivables of $1,000 and $1,400 for the three months ended March 31, 2020 and 2019, respectively.
[2]	Receivables net of allowance, return and incentive reserves and imputed interest.

NOTE 9. LEASES

We have operating and finance leases for certain facilities and equipment used in operations. Our leases generally have remaining lease terms of up to 15 years. Some of our real estate operating leases contain renewal options that may be exercised, and some of our leases include options to terminate the leases within one year.

AT&T INC.

MARCH 31, 2020

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

The components of lease expense were as follows:

	Three months ended March 31,
	2020	2019
Operating lease cost	$1,377	$1,242

Finance lease cost:
Amortization of right-of-use assets	$67	$66
Interest on lease obligation	41	42
Total finance lease cost	$108	$108

The following tables set forth supplemental balance sheet information related to leases:

	March 31,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$24,008	$24,039

Accounts payable and accrued liabilities	$3,443	$3,451
Operating lease obligation	21,584	21,804
Total operating lease obligation	$25,027	$25,255

Finance Leases
Property, plant and equipment, at cost	$3,298	$3,534
Accumulated depreciation and amortization	(1,302)	(1,296)
Property, plant and equipment, net	$1,996	$2,238

Current portion of long-term debt	$158	$162
Long-term debt	1,581	1,872
Total finance lease obligation	$1,739	$2,034

Weighted-Average Remaining Lease Term
Operating leases		8.4	yrs
Finance leases		10.7	yrs

Weighted-Average Discount Rate
Operating leases		4.2%
Finance leases		8.4%

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Future minimum maturities of lease liabilities are as follows:

At March 31, 2020	Operating	Finance
	Leases	Leases
Remainder of 2020	$3,519	$275
2021	4,391	275
2022	4,068	258
2023	3,663	232
2024	3,140	214
Thereafter	11,788	1,509
Total lease payments	30,569	2,763
Less imputed interest	(5,542)	(1,024)
Total	$25,027	$1,739

NOTE 10. PREFERRED SHARES

We have authorized 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:

•Series A: 48 thousand shares outstanding at March 31, 2020 and December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 5.00%.

•Series B: 20 thousand shares outstanding at March 31, 2020 and 0 issued and outstanding at December 31, 2019, with a €100,000 per share liquidation preference, and an initial dividend rate of 2.875%, subject to reset beginning on May 1, 2025.

•Series C: 70 thousand shares outstanding at March 31, 2020 and 0 issued and outstanding at December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 4.75%.

So long as the preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price generally on or after five years from the issuance date, or upon certain other contingent events.

NOTE 11. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments.

	March 31,		December 31,
Cash and Cash Equivalents and Restricted Cash	2020	2019	2019	2018
Cash and cash equivalents	$9,955	$6,516	$12,130	$5,204
Restricted cash in Other current assets	8	20	69	61
Restricted cash in Other Assets	77	94	96	135
Cash and cash equivalents and restricted cash	$10,040	$6,630	$12,295	$5,400

AT&T INC.

MARCH 31, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Three months ended
	March 31,
Cash Paid (Received) During the Period for:	2020	2019
Interest	$2,376	$2,507
Income taxes, net of refunds	(354)	(379)

	Three months ended
	March 31,
Cash Paid for Amounts Included in Lease Obligations:	2020	2019
Operating cash flows from operating leases	$1,217	$1,332

Supplemental Lease Cash Flow Disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease obligations	1,013	201

Financing Activities

Term Loan On April 6, 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan), with certain commercial banks and Bank of America, N.A., as lead agent. The Term Loan is not subject to amortization, and the entire principal amount will be due and payable on December 31, 2020.

AT&T INC.

MARCH 31, 2020

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

	First Quarter
			Percent
	2020	2019	Change
Operating Revenues
Communications	$34,249	$35,169	(2.6)%
WarnerMedia	7,359	8,379	(12.2)
Latin America	1,590	1,718	(7.5)
Xandr	489	426	14.8
Corporate and other	388	391	(0.8)
Eliminations and consolidation	(1,296)	(1,256)	(3.2)
AT&T Operating Revenues	42,779	44,827	(4.6)

Operating Contribution
Communications	8,203	8,011	2.4
WarnerMedia	1,714	2,310	(25.8)
Latin America	(184)	(173)	(6.4)
Xandr	299	253	18.2
Segment Operating Contribution	$10,032	$10,401	(3.5)%

The Communications segment provides services to businesses and consumers located in the U.S. and businesses globally. Our business strategies reflect bundled product offerings that cut across product lines and utilize shared assets. This segment contains the following business units:

•Mobility provides nationwide wireless service and equipment.

•Entertainment Group provides video, including over-the-top (OTT) services, broadband and voice communications services to residential customers. This segment also sells advertising on distribution platforms.

•Business Wireline provides advanced IP-based services, as well as traditional voice and data services to business customers.

AT&T INC.

MARCH 31, 2020

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

•Home Box Office consists of premium pay television and OTT and streaming services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

•Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

•Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

•Mexico provides wireless service and equipment to customers in Mexico.

The Xandr segment provides advertising services. These services utilize data insights to develop and deliver targeted advertising across video and digital platforms.

COVID-19 UPDATE

In March 2020, the World Health Organization designated the coronavirus (COVID-19) a pandemic and the President of the United States declared a national emergency. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns.

Disruptions caused by COVID-19 and measures taken to prevent its spread or mitigate its effects both domestically and internationally have impacted our results of operations. In the first quarter of 2020, we recognized approximately $430, or $0.05 per share, of incremental costs associated with bad debt reserves, voluntary corporate actions taken primarily to protect and compensate front-line employees and contractors, and WarnerMedia production shutdown costs. We expect more than half of these incremental charges will be short-term in nature.

In addition to these incremental costs, our operations and comparability were impacted by (1) the cancellation of the NCAA Division I Men’s Basketball Tournament (NCAA tournament), resulting in lower advertising revenues and associated expenses, (2) closures of retail stores, contributing to a decline in wireless equipment sales, with a corresponding reduction in equipment expense and (3) the imposition of travel restrictions, driving significantly lower wireless roaming services that do not have a directly correlated expense reduction. The net impact of these items on profitability was not significant.

All subscriber counts at and for the period ended March 31, 2020, exclude customers who we have agreed not to terminate service under the Federal Communications Commission (FCC) “Keep Americans Connected Pledge.” For reporting purposes, we count these subscribers as if they had disconnected service.

The economic effects of the pandemic and resulting societal changes are currently not predictable. We expect that COVID-19 could affect additional areas of our business in future quarters and that the financial impacts could vary from those seen in the first quarter. There are a number of uncertainties that could impact our future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to our operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains.

Due to the uncertainty of the COVID-19 pandemic and recovery, we have withdrawn our prior financial guidance.

AT&T INC.

MARCH 31, 2020

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

	First Quarter
			Percent
	2020	2019	Change
Operating Revenues
Service	$38,883	$40,684	(4.4)%
Equipment	3,896	4,143	(6.0)
Total Operating Revenues	42,779	44,827	(4.6)

Operating expenses
Operations and support	28,071	30,388	(7.6)
Depreciation and amortization	7,222	7,206	0.2
Total Operating Expenses	35,293	37,594	(6.1)
Operating Income	7,486	7,233	3.5
Interest expense	2,018	2,141	(5.7)
Equity in net income (loss) of affiliates	(6)	(7)	14.3
Other income (expense) – net	803	286	-
Income Before Income Taxes	6,265	5,371	16.6
Net Income	4,963	4,348	14.1
Net Income Attributable to AT&T	4,610	4,096	12.5
Net Income Attributable to Common Stock	$4,578	$4,096	11.8%

Operating revenues decreased in the first quarter of 2020. The decrease was driven by declines in our WarnerMedia, Communications and Latin America segments. Lower WarnerMedia segment revenues reflect unfavorable programming comparisons, including strong carryover theatrical revenues in the first quarter of 2019, and lower advertising revenues from the cancellation of the NCAA tournament. Communications segment revenue declines were driven by continued declines in video and legacy services and lower wireless equipment sales resulting from store closures. Latin America segment revenue declines were primarily due to foreign exchange pressure. Partially offsetting these decreases were revenue increases in wireless service and strategic and managed business service in our Communications segment.

Operations and support expenses decreased in the first quarter of 2020. The decrease was driven by a noncash gain of $900 on a spectrum transaction, lower broadcast and programming costs in our Communications and WarnerMedia segments, reduced wireless equipment costs resulting from lower device sales and lower sports licenses from the cancellation of televised sporting events. Expense declines also reflect our continued focus on cost management. Partially offsetting the decreases were incremental costs, including bad debt, associated with COVID-19. As part of our cost and efficiency initiatives, we expect operations and support expense improvements to continue as we size our operations to reflect the new economic activity level.

Depreciation and amortization expense increased in the first quarter of 2020.

Depreciation expense increased $29, or 0.6%, primarily due to ongoing capital spend for network upgrades and expansion in our Communications segment.

Amortization expense decreased $13, or 0.6%, primarily due to the decreased amortization of intangibles associated with WarnerMedia, largely offset by commencement of amortization for orbital slot licenses, beginning in the first quarter of 2020 (see Note 1).

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating income increased in the first quarter of 2020. Our operating income margin in the first quarter increased from 16.1% in 2019 to 17.5% in 2020.

Interest expense decreased in the first quarter of 2020, primarily due to lower debt balances.

Equity in net income (loss) of affiliates was essentially flat in the first quarter of 2020, reflecting changes in our investment portfolio, including the second-quarter 2019 sale of Hulu.

Other income (expense) – net increased in the first quarter of 2020 primarily due to an increase in net benefit credit resulting from lower interest costs on the benefit obligation and higher prior service credit amortization in 2020 and an actuarial loss on pension benefits in 2019 (see Note 6). Partially offsetting the increase were losses on investments in equity securities resulting from market declines in the first quarter of 2020.

Income taxes increased in the first quarter of 2020. Our effective tax rate was 20.8% for the first quarter of 2020, versus 19.0% for the comparable year prior. The increase in income tax expense was primarily due to higher income before income taxes and the impacts of tax settlements in the first quarter of 2019. The increase in our effective tax rate was primarily due to the impacts of tax settlements.

COMMUNICATIONS SEGMENT	First Quarter
			Percent
	2020	2019	Change
Segment Operating Revenues
Mobility	$17,402	$17,363	0.2%
Entertainment Group	10,515	11,328	(7.2)
Business Wireline	6,332	6,478	(2.3)
Total Segment Operating Revenues	34,249	35,169	(2.6)

Segment Operating Contribution
Mobility	5,788	5,309	9.0
Entertainment Group	1,335	1,478	(9.7)
Business Wireline	1,080	1,224	(11.8)
Total Segment Operating Contribution	$8,203	$8,011	2.4%

Selected Subscribers and Connections
	March 31,
(000s)	2020	2019
Mobility Subscribers	169,198	154,670
Total domestic broadband connections	15,315	15,737
Network access lines in service	8,160	9,587
U-verse VoIP connections	4,213	4,935

Operating revenues decreased in the first quarter of 2020, driven by declines in our Entertainment Group and Business Wireline business units, partially offset by increases in our Mobility business unit. The decrease reflects the continued shift away from linear video and legacy services and lower wireless equipment sales attributable to store closures. Largely offsetting these declines were higher wireless service revenues from growth in our prepaid subscriber base and growth in our postpaid phone subscribers and average revenue per subscriber (ARPU).

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating contribution increased in the first quarter of 2020, reflecting improvement in our Mobility business unit, partially offset by declines in our Entertainment Group and Business Wireline business units. Our Communications segment operating income margin in the first quarter increased from 22.8% in 2019 to 24.0% in 2020.

Communications Business Unit Discussion
Mobility Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Service	$13,968	$13,629	2.5%
Equipment	3,434	3,734	(8.0)
Total Operating Revenues	17,402	17,363	0.2

Operating expenses
Operations and support	9,569	10,041	(4.7)
Depreciation and amortization	2,045	2,013	1.6
Total Operating Expenses	11,614	12,054	(3.7)
Operating Income	5,788	5,309	9.0
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$5,788	$5,309	9.0%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	March 31,		Percent
(in 000s)	2020	2019	Change
Postpaid	75,148	75,737	(0.8)
Prepaid	17,808	17,012	4.7
Reseller	6,736	7,495	(10.1)
Connected devices[1]	69,506	54,426	27.7
Total Mobility Subscribers[2]	169,198	154,670	9.4%
[1]			Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[2]			Excludes 55 customers who we have agreed not to terminate service under the FCC’s “Keep Americans Connected Pledge,” which was implemented March 13, 2020.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Net Additions
	First Quarter
			Percent
(in 000s)	2020	2019	Change
Postpaid Phone Net Additions	163	79	-%
Total Phone Net Additions	120	168	(28.6)

Postpaid[2,5]	27	(207)	-
Prepaid	(45)	101	-
Reseller	(190)	(242)	21.5
Connected devices[3]	3,518	3,088	13.9
Mobility Net Subscriber Additions[1,5]	3,310	2,740	20.8%

Postpaid Churn[4,5]	1.08%	1.16%	(8) BP
Postpaid Phone-Only Churn[4,5]	0.86%	0.92%	(6) BP
[1]	Excludes acquisition-related additions during the period.
[2]	In addition to postpaid phones, includes tablets and wearables and other. Tablet net (losses) were (267) and (410) for the three months ended March 31, 2020 and 2019, respectively. Wearables and other net adds were 24 and (17) for the three months ended
March 31, 2020 and 2019, respectively.
[3]	Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[4]	Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.
[5]	Excludes 55 customers who we have agreed not to terminate service under the FCC’s “Keep Americans Connected Pledge.”

Service revenue increased in the first quarter of 2020 largely due to higher average revenue per subscriber (ARPU) and growth in Cricket subscribers.

ARPU

ARPU increased in the first quarter primarily due to a continued shift by subscribers to our unlimited plans.

Churn

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first quarter due to pricing changes, competitive offers and industry-wide store closures from COVID-19.

Equipment revenue decreased in the first quarter of 2020 driven by lower postpaid smartphone sales reflecting store closures from COVID-19.

Operations and support expenses decreased in the first quarter of 2020 primarily due to lower cost of equipment sales from lower volumes and advertising expense and continued improvements in cost efficiencies, partially offset by higher bad debt expense.

Depreciation expense increased in the first quarter of 2020 primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased in the first quarter of 2020. Our Mobility operating income margin in the first quarter increased from 30.6% in 2019 to 33.3% in 2020. Our Mobility EBITDA margin in the first quarter increased from 42.2% in 2019 to

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

45.0% in 2020. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

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

To attract and retain subscribers in a mature and highly competitive market, we have launched a wide variety of plans, including our FirstNet and prepaid products, and arrangements that bundle our video services. Virtually all of our postpaid smartphone subscribers are on plans that provide for service on multiple devices at reduced rates, and such subscribers tend to have higher retention and lower churn rates. We offer unlimited data plans and such subscribers also tend to have higher retention and lower churn rates. Our offerings are intended to encourage existing subscribers to upgrade their current services and/or add devices, attract subscribers from other providers and/or minimize subscriber churn.

Connected Devices

Connected devices include data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets. The number of connected device subscriber relationships increased during the first quarter of 2020, driven by the addition of approximately 2.5 million wholesale connected cars through agreements with various carmakers and strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

Entertainment Group Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Video entertainment	$7,395	$8,074	(8.4)%
High-speed internet	2,109	2,070	1.9
Legacy voice and data services	581	683	(14.9)
Other service and equipment	430	501	(14.2)
Total Operating Revenues	10,515	11,328	(7.2)

Operating expenses
Operations and support	7,891	8,527	(7.5)
Depreciation and amortization	1,289	1,323	(2.6)
Total Operating Expenses	9,180	9,850	(6.8)
Operating Income	1,335	1,478	(9.7)
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$1,335	$1,478	(9.7)%

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for the Entertainment Group business unit:

Connections
	March 31,		Percent
(in 000s)	2020	2019	Change
Video Connections
Premium TV1	18,576	22,359	(16.9)%
AT&T TV Now	788	1,508	(47.7)
Total Video Connections[1]	19,364	23,867	(18.9)

Total Broadband Connections[1]	14,046	14,454	(2.8)
Fiber Broadband Connections	4,096	3,060	33.9%

Retail Consumer Switched Access Lines	3,196	3,787	(15.6)
U-verse Consumer VoIP Connections	3,630	4,393	(17.4)
Total Retail Consumer Voice Connections	6,826	8,180	(16.6)

Net Additions
	First Quarter
			Percent
(in 000s)	2020	2019	Change
Video Net Additions
Premium TV1	(897)	(544)	(64.9)%
AT&T TV Now	(138)	(83)	(66.3)
Net Video Additions[1]	(1,035)	(627)	(65.1)

Net Broadband Additions[1]	(73)	45	-
Fiber Broadband Net Additions	209	297	(29.6)%
[1]			Excludes 66 premium TV and 35 broadband connections who we have agreed not to terminate service under the FCC's "Keep Americans
Connected Pledge."

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the first quarter of 2020, largely driven by a decline in premium TV subscribers, as we continue to focus on high-value customers, partially offset by subscription-based advertising growth. Consistent with the rest of the industry, our customers continue to shift from a premium linear service to our more economically priced OTT video services, which has pressured our video revenues.

High-speed internet revenues increased in the first quarter of 2020, reflecting higher ARPU resulting from pricing actions and an increase in high-speed fiber connections. Our bundling strategy is helping to lower churn with subscribers who bundle broadband with another AT&T service.

Legacy voice and data service revenues decreased in the first quarter of 2020, reflecting the continued migration of customers to our more advanced IP-based offerings or to competitors.

Operations and support expenses decreased in the first quarter of 2020, primarily due to lower content costs from fewer subscribers and ongoing cost initiatives, partially offset by higher amortization of fulfillment cost deferrals and higher annual content rate increases.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Depreciation expense decreased in the first quarter of 2020, due to network assets becoming fully depreciated. Partially offsetting the decreases was ongoing capital spending for network upgrades and expansion.

Operating income decreased in the first quarter of 2020. Our Entertainment Group operating income margin in the first quarter decreased from 13.0% in 2019 to 12.7% in 2020. Our Entertainment Group EBITDA margin in the first quarter increased from 24.7% in 2019 to 25.0% in 2020.

Business Wireline Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Strategic and managed services	$3,879	$3,779	2.6%
Legacy voice and data services	2,129	2,397	(11.2)
Other service and equipment	324	302	7.3
Total Operating Revenues	6,332	6,478	(2.3)

Operating expenses
Operations and support	3,951	4,032	(2.0)
Depreciation and amortization	1,301	1,222	6.5
Total Operating Expenses	5,252	5,254	-
Operating Income	1,080	1,224	(11.8)
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$1,080	$1,224	(11.8)%

Strategic and managed services revenues increased in the first quarter of 2020. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our dedicated internet, business internet and security services.

Legacy voice and data service revenues decreased in the first quarter of 2020, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings and mobile services or our competitors.

Other service and equipment revenues increased in the first quarter of 2020, driven by revenues from customer premises equipment. Revenues from the licensing of intellectual property assets vary from period-to-period and can impact revenue trends. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses decreased in the first quarter of 2020, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

Depreciation expense increased in the first quarter, primarily due to increases in capital spending for network upgrades and expansion.

Operating income decreased in the first quarter of 2020. Our Business Wireline operating income margin in the first quarter decreased from 18.9% in 2019 to 17.1% in 2020. Our Business Wireline EBITDA margin in the first quarter decreased from 37.8% in 2019 to 37.6% in 2020.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WARNERMEDIA SEGMENT	First Quarter
			Percent
	2020	2019	Change
Segment Operating Revenues
Turner	$3,162	$3,443	(8.2)%
Home Box Office	1,497	1,510	(0.9)
Warner Bros.	3,240	3,518	(7.9)
Eliminations & Other	(540)	(92)	-
Total Segment Operating Revenues	7,359	8,379	(12.2)

Cost of revenues
Turner	1,320	1,680	(21.4)
Home Box Office	816	670	21.8
Warner Bros.	2,346	2,430	(3.5)
Selling, general and administrative	1,354	1,284	5.5
Eliminations & Other	(319)	(71)	-
Depreciation and amortization	143	143	-
Total Operating Expenses	5,660	6,136	(7.8)
Operating Income	1,699	2,243	(24.3)
Equity in Net Income (Loss) of Affiliates	15	67	(77.6)
Total Segment Operating Contribution	$1,714	$2,310	(25.8)%

Our WarnerMedia segment consists of our Turner, Home Box Office (HBO) and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases.

Operating revenues decreased in the first quarter of 2020, primarily due to lower advertising revenues from the cancellation of televised sporting events at Turner; lower theatrical product revenues, reflecting unfavorable programming comparisons, including strong carryover revenues in the first quarter of 2019 at Warner Bros.; and lower content licensing revenue at HBO.

Operating contribution decreased in the first quarter of 2020. Our WarnerMedia segment operating income margin in the first quarter decreased from 26.8% in 2019 to 23.1% in 2020.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia Business Unit Discussion
Turner Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Subscription	$2,049	$1,965	4.3%
Advertising	957	1,261	(24.1)
Content and other	156	217	(28.1)
Total Operating Revenues	3,162	3,443	(8.2)

Operating expenses
Cost of revenues	1,320	1,680	(21.4)
Selling, general and administrative	390	456	(14.5)
Depreciation and amortization	69	60	15.0
Total Operating Expenses	1,779	2,196	(19.0)
Operating Income	1,383	1,247	10.9
Equity in Net Income (Loss) of Affiliates	6	25	(76.0)
Operating Contribution	$1,389	$1,272	9.2%

Operating revenues decreased in the first quarter of 2020, primarily due to decreases in advertising revenue largely due to the cancellation of the NCAA Division I Men’s Basketball Tournament. Partially offsetting the decrease were higher subscription revenues that benefitted from higher domestic affiliate rates, partly offset by unfavorable exchange rates.

Cost of revenues decreased in the first quarter of 2020, primarily due to lower programming costs, including NCAA sports licensing costs resulting from cancellation of the NCAA tournament.

Selling, general and administrative decreased in the first quarter of 2020, primarily due to lower marketing costs.

Operating income increased in the first quarter of 2020. Our Turner operating income margin in the first quarter increased from 36.2% in 2019 to 43.7% in 2020.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Home Box Office Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Subscription	$1,338	$1,334	0.3%
Content and other	159	176	(9.7)
Total Operating Revenues	1,497	1,510	(0.9)

Operating expenses
Cost of revenues	816	670	21.8
Selling, general and administrative	237	251	(5.6)
Depreciation and amortization	21	22	(4.5)
Total Operating Expenses	1,074	943	13.9
Operating Income	423	567	(25.4)
Equity in Net Income (Loss) of Affiliates	20	15	33.3
Operating Contribution	$443	$582	(23.9)%

Operating revenues decreased in the first quarter of 2020, primarily due to lower content licensing. Subscription revenue was flat, including digital and international growth that was partially offset by lower domestic linear subscribers.

Cost of revenues increased in the first quarter of 2020, primarily due to higher programming costs and expenses related to the launch of HBO Max, scheduled for second quarter.

Selling, general and administrative decreased in the first quarter of 2020, primarily due to lower marketing expenses.

Operating income decreased in the first quarter of 2020. Our HBO operating income margin in the first quarter decreased from 37.5% in 2019 to 28.3% in 2020.

Warner Bros. Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Theatrical product	$1,106	$1,506	(26.6)%
Television product	1,769	1,613	9.7
Games and other	365	399	(8.5)
Total Operating Revenues	3,240	3,518	(7.9)

Operating expenses
Cost of revenues	2,346	2,430	(3.5)
Selling, general and administrative	604	489	23.5
Depreciation and amortization	41	52	(21.2)
Total Operating Expenses	2,991	2,971	0.7
Operating Income	249	547	(54.5)
Equity in Net Income (Loss) of Affiliates	(8)	6	-
Operating Contribution	$241	$553	(56.4)%

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating revenues decreased in the first quarter of 2020, primarily due to lower theatrical product driven by unfavorable comparisons to the prior comparable period, which included, in 2019, carryover revenues from the theatrical release of Aquaman in addition to a more favorable mix of home entertainment releases. Partially offsetting the theatrical declines were higher television product revenues, driven by licensing, partly offset by lower initial telecast revenues driven by television production delays.

Cost of revenues decreased in the first quarter of 2020, primarily due to lower marketing of theatrical product, partially offset by incremental costs incurred due to the production hiatus.

Selling, general and administrative increased in the first quarter of 2020, primarily due to higher bad debt expense and other charges.

Operating income decreased in the first quarter of 2020. Our Warner Bros. operating income margin in the first quarter decreased from 15.5% in 2019 to 7.7% in 2020.

LATIN AMERICA SEGMENT	First Quarter
			Percent
	2020	2019	Change
Segment Operating Revenues
Vrio	$887	$1,067	(16.9)%
Mexico	703	651	8.0
Total Segment Operating Revenues	1,590	1,718	(7.5)

Segment Operating Contribution
Vrio	(39)	32	-
Mexico	(145)	(205)	29.3
Total Segment Operating Contribution	$(184)	$(173)	(6.4)%

Operating Results

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations.

Operating revenues decreased in the first quarter of 2020 driven by lower revenues for Vrio, primarily resulting from foreign exchange pressure, that more than offset growth in Mexico.

Operating contribution decreased in the first quarter of 2020, reflecting foreign exchange pressure. Our Latin America segment operating income margin in the first quarter was (11.8)% in 2020 and (10.1)% in 2019.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Latin America Business Unit Discussion
Vrio Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues	$887	$1,067	(16.9)%

Operating expenses
Operations and support	783	866	(9.6)
Depreciation and amortization	147	169	(13.0)
Total Operating Expenses	930	1,035	(10.1)
Operating Income	(43)	32	-
Equity in Net Income (Loss) of Affiliates	4	-	-
Operating Contribution	$(39)	$32	-%

The following tables highlight other key measures of performance for Vrio:

	March 31,		Percent
(in 000s)	2020	2019	Change
Vrio Video Subscribers	13,217	13,584	(2.7)%

	First Quarter
			Percent
(in 000s)	2020	2019	Change
Vrio Video Net Subscriber Additions	(114)	(32)	-%

Operating revenues decreased in the first quarter of 2020, primarily due to foreign exchange pressures.

Operations and support expenses decreased in the first quarter of 2020, primarily due to changes in foreign currency exchange rates. Approximately 20% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the first quarter of 2020, primarily due to changes in foreign currency exchange rates in most of the region.

Operating income decreased in the first quarter of 2020. Our Vrio operating income margin in the first quarter decreased from 3.0% in 2019 to (4.8)% in 2020. Our Vrio EBITDA margin in the first quarter decreased from 18.8% in 2019 to 11.7% in 2020.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Mexico Results
	First Quarter
			Percent
	2020	2019	Change
Operating revenues
Service	$467	$442	5.7%
Equipment	236	209	12.9
Total Operating Revenues	703	651	8.0

Operating expenses
Operations and support	714	725	(1.5)
Depreciation and amortization	134	131	2.3
Total Operating Expenses	848	856	(0.9)
Operating Income (Loss)	(145)	(205)	29.3
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$(145)	$(205)	29.3%

The following tables highlight other key measures of performance for Mexico:

	March 31,		Percent
(in 000s)	2020	2019	Change
Mexico Wireless Subscribers
Postpaid	4,962	5,642	(12.1)%
Prepaid	13,692	11,779	16.2
Reseller	504	301	67.4
Total Mexico Wireless Subscribers	19,158	17,722	8.1%

	First Quarter
			Percent
(in 000s)	2020	2019	Change
Mexico Wireless Net Additions
Postpaid	(141)	(69)	-%
Prepaid	108	114	(5.3)
Reseller	32	48	(33.3)
Mexico Wireless Net Subscriber Additions	(1)	93	-%

Service revenues increased in the first quarter of 2020, primarily due to growth in our prepaid subscriber base.

Equipment revenues increased in the first quarter of 2020, primarily due to higher demand due to higher gross subscriber adds and sales.

Operations and support expenses decreased in the first quarter of 2020, primarily driven by lower maintenance expenses, employee costs and changes in foreign currency rates. These decreases were partially offset by higher equipment sales. Approximately 7% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense increased in the first quarter of 2020, primarily due to the amortization of spectrum licenses and higher in-service assets. These increases were partially offset by changes in foreign exchange rates.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operating income increased in the first quarter of 2020. Our Mexico operating income margin in the first quarter increased from (31.5)% in 2019 to (20.6)% in 2020. Our Mexico EBITDA margin in the first quarter increased from (11.4)% in 2019 to (1.6)% in 2020.

XANDR SEGMENT
	First Quarter
			Percent
	2020	2019	Change
Operating revenues	$489	$426	14.8%

Operating expenses
Operations and support	170	160	6.3
Depreciation and amortization	20	13	53.8
Total Operating Expenses	190	173	9.8
Operating Income	299	253	18.2
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$299	$253	18.2%

Operating revenues increased in the first quarter of 2020 due to strong demand for addressable advertising, including political advertising.

Operations and support expenses increased in the first quarter of 2020 driven by ongoing development and growth in the business.

Operating income increased in the first quarter of 2020. Our Xandr segment operating income margin in the first quarter increased from 59.4% in 2019 to 61.1% in 2020.

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

Total Advertising Revenues
	First Quarter
			Percent
	2020	2019	Change
Operating Revenues
WarnerMedia	$979	$1,279	(23.5)%
Communications	489	417	17.3
Xandr	489	426	14.8
Eliminations	(413)	(350)	(18.0)
Total Advertising Revenues	$1,544	$1,772	(12.9)%

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

SUPPLEMENTAL COMMUNICATIONS OPERATING INFORMATION

As a supplemental presentation to our Communications segment operating results, we are providing a view of our AT&T Business Solutions results which includes both wireless and wireline operations. This combined view presents a complete profile of the entire business customer relationship, and underscores the importance of mobile solutions to serving our business customers. Results have been recast to conform to the current period's classification of consumer and business wireless subscribers. See “Discussion and Reconciliation of Non-GAAP Measure” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Business Solutions Results
	First Quarter
	2020	2019	Percent Change

Operating revenues
Wireless service	$1,949	$1,777	9.7%
Strategic and managed services	3,879	3,779	2.6
Legacy voice and data services	2,129	2,397	(11.2)
Other service and equipment	324	302	7.3
Wireless equipment	710	590	20.3
Total Operating Revenues	8,991	8,845	1.7

Operating expenses
Operations and support	5,710	5,614	1.7
Depreciation and amortization	1,625	1,525	6.6
Total Operating Expenses	7,335	7,139	2.7
Operating Income	1,656	1,706	(2.9)
Equity in Net Income (Loss) of Affiliates	-	-	-
Operating Contribution	$1,656	$1,706	(2.9)%

OTHER BUSINESS MATTERS

Spectrum Auction We were the winning bidder of high-frequency 37/39 GHz licenses in FCC Auction 103 covering an average of 786 MHz nationwide for approximately $2,400. Prior to the auction, we exchanged the 39 GHz licenses previously acquired through FiberTower Corporation for vouchers to be applied against the winning bids. These vouchers yielded a value of $1,200 which was applied toward our $2,400 gross bids. We made our final payment of approximately $950 for the Auction 103 payment in April 2020. We expect the FCC will grant the licenses in mid-2020.

Labor Contracts As of March 31, 2020, we employed approximately 244,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

•A contract covering approximately 7,000 Mobility employees expired in February 2020. In March 2020, a new 4-year contract was ratified by employees and will expire in February 2024.

•A contract covering approximately 13,000 wireline employees in our West region expired in April 2020. In March 2020, a tentative agreement was reached on a new 4-year contract. The tentative agreement is subject to ratification by employees.

AT&T INC.

MARCH 31, 2020

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

In the Telecommunications Act of 1996 (Telecom Act), Congress established a national policy framework intended to bring the benefits of competition and investment in advanced telecommunications facilities and services to all Americans by opening all telecommunications markets to competition and reducing or eliminating regulatory burdens that harm consumer welfare. Nonetheless, over the ensuing two decades, the FCC and some state regulatory commissions have maintained or expanded certain regulatory requirements that were imposed decades ago on our traditional wireline subsidiaries when they operated as legal monopolies. More recently, the FCC has pursued a more deregulatory agenda, eliminating a variety of antiquated and unnecessary regulations and streamlining its processes in a number of areas. In addition, we are pursuing, at both the state and federal levels, additional legislative and regulatory measures to reduce regulatory burdens that are no longer appropriate in a competitive telecommunications market and that inhibit our ability to compete more effectively and offer services wanted and needed by our customers, including initiatives to transition services from traditional networks to all IP-based networks. At the same time, we also seek to ensure that legacy regulations are not further extended to broadband or wireless services, which are subject to vigorous competition.

Communications Segment

Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. Although the D.C. Circuit upheld the FCC’s current classification, challenges to that decision remain pending.

A number of states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC, and in some cases, established additional requirements. Suits have been filed concerning laws in certain states, but have been stayed pursuant to agreements by those states not to enforce their laws pending final resolution of all appeals of the FCC order restoring broadband’s status as an information service. We will continue to support congressional action to codify a set of standard consumer rules for the internet.

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

AT&T INC.

MARCH 31, 2020

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

In December 2018, we introduced the nation’s first commercial mobile 5G service. We now expect nationwide 5G coverage this summer; we anticipate the introduction of 5G handsets and devices will contribute to a renewed interest in equipment upgrades.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first quarter of 2020 despite lower business collections late in the quarter as customers extended their payment cycles, presumably in response to the economic challenges of the pandemic. We will continue to monitor impacts on the COVID-19 pandemic on our liquidity and capital resources. For further discussion regarding the potential future impacts of COVID-19 and related economic conditions on the Company's liquidity and capital resources, see "Part II-Item 1A-Risk Factors."

We had $9,955 in “Cash and cash equivalents” available at March 31, 2020. “Cash and cash equivalents” included cash of $3,287 and money market funds and other cash equivalents of $6,668. Approximately $2,485 of our “Cash and cash equivalents” were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

“Cash and cash equivalents” decreased $2,175 since December 31, 2019. In the first three months of 2020, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, issuance of long-term debt, issuance of commercial paper and issuances of cumulative preferred stock. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, debt repayments, funding capital expenditures and vendor financing payments, collateral posted to banks and other participants in derivative arrangements, share repurchase, and dividends to stockholders.

Cash Provided by or Used in Operating Activities

During the first three months of 2020, cash provided by operating activities was $8,866, compared to $11,052 for the first three months of 2019. Lower operating cash flows in 2020 were primarily driven by WarnerMedia profits, including increased HBO Max investments and higher production spend; lower incremental receivable securitization; and working capital pressures, specifically lower business collections late in the quarter.

We actively manage the timing of our supplier payments for non-capital items to optimize the use of our cash. Among other things, we seek to have payments made on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing on cash from operating activities was to decrease working capital $1,075 and $904 for the three months ended March 31, 2020 and 2019, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities

For the first three months of 2020, cash used in investing activities totaled $5,022, and consisted primarily of $4,966 (including interest during construction) for capital expenditures ($216 lower than the prior-year comparable period), and $99 of wireless spectrum deposits. Subsequent to the first quarter of 2020, in April we made our final payment of approximately $950 for wireless spectrum licenses won in Auction 103, and on May 4, we acquired our remaining interest HBO Latin America Group (HBO LAG) for $230.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first three months of 2020, vendor financing payments were $791, compared to $819 for the first three months of 2019.

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Capital expenditures in the first three months of 2020 were $4,966, and when including $791 cash paid for vendor financing, capital investment was $5,757 ($244 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first three month of 2020, we placed $449 of equipment in service under vendor financing arrangements (compared to $733 in the prior-year comparable period) and $338 of assets related to the FirstNet build (compared to $304 in the prior-year comparable period).

The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities

For the first three months of 2020, cash used in financing activities totaled $6,099 and was comprised of debt issuances and repayments, issuances of preferred stock, share repurchase, payments of dividends and required collateral deposits.

During the first three months of 2020, debt issuances included proceeds of $3,132 in net short-term borrowings and $4,357 of net proceeds from long-term debt, which consisted primarily of the following issuances:

•February issuance of $2,995 of 4.000% global notes due 2049.

•March draw of $750 on a private financing agreement.

•March borrowings of $665 from loan programs with export agencies of foreign governments to support network equipment purchases in those countries.

During the first three months of 2020, repayment of long-term debt totaled $4,422. Repayments primarily consisted of the following:

•$800 of AT&T floating-rate notes redeemed at maturity.

•$2,619 of 4.600% AT&T global notes with original maturities in 2045.

•$750 of borrowings under a private financing agreement.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.3% as of March 31, 2020 and 4.4% as of December 31, 2019. We had $159,386 of total notes and debentures outstanding at March 31, 2020, which included Euro, British pound sterling, Canadian dollar, Swiss franc, Australian dollar, Brazilian real and Mexican peso denominated debt that totaled approximately $40,712.

At March 31, 2020, we had $17,067 of debt maturing within one year, including $3,144 of commercial paper borrowings and $13,923 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

•$1,000 of annual put reset securities issued by BellSouth that may be put back to us each April until maturity in 2021. These securities were redeemed on April 27, 2020.

•An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first three months of 2020, we paid $791 of cash under our vendor financing program, compared to $819 in the first three months of 2019. Total vendor financing payables included in our March 31, 2020 consolidated balance sheet were approximately $1,361, with $997 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Financing activities in the first three months of 2020 also included $3,869 for the February issuance of Series B and Series C preferred stock. (See Note 10)

During the first three months of 2020, we repurchased approximately 142 million shares of common stock and completed the share repurchase authorization approved by the Board of Directors in 2013. At March 31, 2020, we had approximately 178 million shares remaining from share repurchase authorizations approved by the Board of Directors in 2014. On March 19,

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

2020, we announced the cancellation of an accelerated share repurchase agreement that was planned for the second quarter and all other repurchases to maintain flexibility and focus on continued investment in serving our customers, taking care of our employees and enhancing our network, including 5G.

We paid dividends on common and preferred shares of $3,737 during the first three months of 2020, compared with $3,714 for the first three months of 2019. Dividends were higher in 2020, primarily due to dividend payments to preferred stockholders and the increase in our quarterly dividend on common stock approved by our Board of Directors in December 2019, partially offset by fewer shares outstanding. Dividends on common stock declared by our Board of Directors totaled $0.52 per share in the first three months of 2020 and $0.51 per share for the first three months of 2019. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Credit Facilities

The following summary of our various credit and loan agreements does not purport to be complete and is qualified in its entirety by reference to each agreement filed as exhibits to our Annual Report on Form 10-K.

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of March 31, 2020.

In September 2019, we entered into and drew on a $1,300 term loan credit agreement containing (i) a 1.25 year $400 facility due in 2020 (BAML Tranche A Facility), (ii) a 2.25 year $400 facility due in 2021 (BAML Tranche B Facility), and (iii) a 3.25 year $500 facility due in 2022 (BAML Tranche C Facility), with Bank of America, N.A., as agent. No repayment had been made under these facilities as of March 31, 2020.

On April 6, 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan), with 11 commercial banks and Bank of America, N.A., as lead agent. The Term Loan is not subject to amortization and the entire principal amount of the Term Loan will be due and payable on December 31, 2020.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases, as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of March 31, 2020, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During 2019 and 2020, we amended collateral arrangements with certain counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, counterparties are still required to post collateral. During the first three months of 2020, we deposited approximately $2,650 of cash collateral, on a net basis as we exceeded the market value thresholds with some of the counterparties. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At March 31, 2020, our debt ratio was 45.7%, compared to 47.4% at March 31, 2019 and 44.7% at December 31, 2019. Our net debt ratio was 42.9% at March 31, 2020,

AT&T INC.

MARCH 31, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts compared to 45.6% at March 31, 2019 and 41.4% at December 31, 2019. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances, repayments and debt acquired in business combinations.

During the first three months of 2020, we received $118 from the disposition of assets, and when combined with working capital monetization initiatives, which include the sale of receivables, total cash received from monetization efforts, net of spectrum acquisitions, was approximately $1,000. We plan to continue to explore similar opportunities throughout 2020.

AT&T INC.

MARCH 31, 2020

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

Business Solutions Reconciliation

We provide a supplemental discussion of our Business Solutions operations that is calculated by combining our Mobility and Business Wireline business units, and then adjusting to remove non-business operations. The following table presents a reconciliation of our supplemental Business Solutions results. Results have been recast to conform to the current period's classification of consumer and business wireless subscribers.

	First Quarter
	March 31, 2020				March 31, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,968	$-	$(12,019)	$1,949	$13,629	$-	$(11,852)	$1,777
Strategic and managed services	-	3,879	-	3,879	-	3,779	-	3,779
Legacy voice and data services	-	2,129	-	2,129	-	2,397	-	2,397
Other service and equipment	-	324	-	324	-	302	-	302
Wireless equipment	3,434	-	(2,724)	710	3,734	-	(3,144)	590
Total Operating Revenues	17,402	6,332	(14,743)	8,991	17,363	6,478	(14,996)	8,845

Operating Expenses
Operations and support	9,569	3,951	(7,810)	5,710	10,041	4,032	(8,459)	5,614
EBITDA	7,833	2,381	(6,933)	3,281	7,322	2,446	(6,537)	3,231
Depreciation and amortization	2,045	1,301	(1,721)	1,625	2,013	1,222	(1,710)	1,525
Total Operating Expense	11,614	5,252	(9,531)	7,335	12,054	5,254	(10,169)	7,139
Operating Income	5,788	1,080	(5,212)	1,656	5,309	1,224	(4,827)	1,706
Equity in net income (loss) of affiliates	-	-	-	-	-	-	-	-
Operating Contribution	$5,788	$1,080	$(5,212)	$1,656	$5,309	$1,224	$(4,827)	$1,706
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

MARCH 31, 2020

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At March 31, 2020, we had interest rate swaps with a notional value of $853 and a fair value of $14.

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $42,325 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(8,283) at March 31, 2020. We have rate locks with a notional value of $3,500 and a fair value of $(720) at March 31, 2020.

We have foreign exchange contracts with a U.S. dollar notional value of $106 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $66 at March 31, 2020.

We have designated €1,364 million aggregate principal amount of debt as a hedge of the variability of certain Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated other comprehensive income, net on the consolidated balance sheet.

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2020.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AT&T INC.

MARCH 31, 2020

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

•The severity, magnitude and duration of the COVID-19 pandemic and containment, mitigation and other measures taken in response, including the potential impacts of these matters on our business and operations.

•Our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to impact our business operations, financial performance and results of operations.

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

AT&T INC.

MARCH 31, 2020

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

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

MARCH 31, 2020

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. We use this section to update this discussion to reflect material developments since our Form 10-K was filed.

We depend on various suppliers to provide equipment to operate our business and satisfy customer demand and interruption or delay in supply can adversely impact our operating results.

We depend on suppliers to provide us, directly or through other suppliers, with items such as network equipment, customer premises equipment, video equipment and wireless-related equipment such as mobile hotspots, handsets, wirelessly enabled computers, wireless data cards and other connected devices for our customers. These suppliers could fail to provide equipment on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability and public health emergencies such as the COVID-19 pandemic. The COVID-19 pandemic has caused, and may continue to cause, delays in the development, manufacturing (including the sourcing of key components) and shipment of products. In certain limited circumstances, suppliers have been unable to supply products in a timely fashion. In such limited circumstances, we have been unable to provide products and services precisely as and when requested by our customers. It is possible that, in some circumstances, we could be forced to switch to a different key supplier. Because of the cost and time lag that can be associated with transitioning from one supplier to another, our business could be substantially disrupted if we were required to, or chose to, replace the products of one or more key suppliers with products from another source, especially if the replacement became necessary on short notice. Any such disruption could increase our costs, decrease our operating efficiencies and have a negative effect on our operating results.

Our business is subject to risks arising from the recent outbreak of the COVID-19 virus.

The COVID-19 pandemic and resulting mitigation measures have caused, and may continue to cause, a negative effect on our operating results. To date, mitigation measures have caused sports leagues to suspend operations as well as the cancellation of many sporting events, including the NCAA tournament, which has adversely affected our advertising revenues, may result in contract disputes concerning carriage rights and will also cause us to incur expenses relating to these sporting events notwithstanding their cancellation. The closure, or the avoidance, of theaters, and the interruptions in movie production and other programming caused by COVID-19, are expected to impact the timing of revenues and may cause a loss of revenue to our Warner Media business over the long term. If the mitigating measures or the associated effects are prolonged, we expect business customers in industries most significantly impacted will reduce or terminate services, having a negative effect on the performance of our Business Wireline business unit. Further, concerns over the COVID-19 pandemic could result in the prolonged closure of many of our retail stores and deter customers from accessing our stores even as the mitigation measures subside. These pandemic concerns may also result in continued impact to our customers’ ability to pay for our products and services. We may also continue to see significant impact on roaming revenues due to a downturn in international travel. The COVID-19 pandemic has reduced staffing levels at our call centers and field operations resulting in delays in service. Further reductions in staffing levels could further limit our ability to provide services, adversely impacting our competitive position. We may also incur significantly higher expenses attributable to infrastructure investments required to meet higher network utilization from more customers consuming bandwidth from changes in work from home trends; extended cancellation periods; and increased labor costs if the COVID-19 pandemic continues for an extended period.

The COVID-19 pandemic and mitigation measures have caused, and may continue to cause, adverse impacts on global economic conditions and consumer confidence and spending, which affect demand for our products and services. The extent to which the COVID-19 pandemic impacts our business results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial or operational results, but the impact could be material.

AT&T INC.

MARCH 31, 2020

PART II – OTHER INFORMATION - CONTINUED

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2020 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act. Subject to applicable law, share purchases may be made from time to time in open market transactions, privately negotiated transactions, including accelerated share repurchase agreements, or pursuant to instruments and plans complying with Rule 10b5-1.

(c) A summary of our repurchases of common stock during the first quarter of 2020 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

January 1, 2020 - January 31, 2020	85,491,992	$39.06	84,811,852	234,687,593
February 1, 2020 - February 29, 2020	2,485,427	37.74	-	234,687,593
March 1, 2020 - March 31, 2020	59,221,415	35.32	56,745,363	177,942,230
Total	147,198,834	$37.53	141,557,215
[1]		In March 2013, our Board of Directors authorized the repurchase of up to 300 million shares of our common stock. In
December 2019, we entered into an accelerated share repurchase agreement with a third-party financial institution to repurchase $4.0 billion of the Company's common stock in the first quarter of 2020. Under this agreement, we repurchased approximately 104.8 million shares, which completed the March 2013 authorization. In March 2014, our
Board of Directors authorized the repurchase of an additional 300 million shares of our common stock. The March
2014 authorization has no expiration date.
[2]		Of the shares repurchased, 5,045,525 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 596,094 shares were acquired through reimbursements from AT&T maintained
Voluntary Employee Benefit Association (VEBA) trusts.

AT&T INC.

MARCH 31, 2020

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
3.1	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on December 13, 2013 (Exhibit 3.1 to form 8-K filed on December 16, 2013)
3.2	Certificate of Designations with respect to the Preferred Stock (Exhibit 3.1 to Form 8-K filed on December 12, 2019)
3.3	Certificate of Designations with respect to the Series B. (Exhibit 3.1 to Form 8-K filed on February 18, 2020)
3.4	Certificate of Designations with respect to the Series C (Exhibit 3.2 to Form 8-K filed on February 18, 2020)
4.1

Deposit Agreement dated February 18, 2020, among the Company, Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein. (Exhibit 4.3 to Form 8-K filed on February 18, 2020)

4.2	Form of 4.000% Global Notes due 2049 (Exhibit 4.1 to Form 8-K filed on February 27, 2020)
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2020	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer