Form 10-Q
period 2020-06-30
AT&T INC.
filed 2020-08-05
CIK 732717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-8610

AT&T INC.

Incorporated under the laws of the State of Delaware

I.R.S. Employer Identification Number 43-1301883

208 S. Akard St., Dallas, Texas 75202

Telephone Number: (210) 821-4105

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares (Par Value $1.00 Per Share)	T	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 5.000% Perpetual Preferred Stock, Series A	T PRA	New York Stock Exchange
Depositary Shares, each representing a 1/1000th interest in a share of 4.750% Perpetual Preferred Stock, Series C	T PRC	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due August 3, 2020	T 20C	New York Stock Exchange
AT&T Inc. 1.875% Global Notes due December 4, 2020	T 20	New York Stock Exchange
AT&T Inc. 2.650% Global Notes due December 17, 2021	T 21B	New York Stock Exchange
AT&T Inc. 1.450% Global Notes due June 1, 2022	T 22B	New York Stock Exchange
AT&T Inc. 2.500% Global Notes due March 15, 2023	T 23	New York Stock Exchange
AT&T Inc. 2.750% Global Notes due May 19, 2023	T 23C	New York Stock Exchange
AT&T Inc. Floating Rate Global Notes due September 5, 2023	T 23D	New York Stock Exchange
AT&T Inc. 1.050% Global Notes due September 5, 2023	T 23E	New York Stock Exchange
AT&T Inc. 1.300% Global Notes due September 5, 2023	T 23A	New York Stock Exchange
AT&T Inc. 1.950% Global Notes due September 15, 2023	T 23F	New York Stock Exchange
AT&T Inc. 2.400% Global Notes due March 15, 2024	T 24A	New York Stock Exchange
AT&T Inc. 3.500% Global Notes due December 17, 2025	T 25	New York Stock Exchange

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
AT&T Inc. 0.250% Global Notes due March 4, 2026	T 26E	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 5, 2026	T 26D	New York Stock Exchange
AT&T Inc. 2.900% Global Notes due December 4, 2026	T 26A	New York Stock Exchange
AT&T Inc. 1.600% Global Notes due May 19, 2028	T 28C	New York Stock Exchange
AT&T Inc. 2.350% Global Notes due September 5, 2029	T 29D	New York Stock Exchange
AT&T Inc. 4.375% Global Notes due September 14, 2029	T 29B	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due December 17, 2029	T 29A	New York Stock Exchange
AT&T Inc. 0.800% Global Notes due March 4, 2030	T 30B	New York Stock Exchange
AT&T Inc. 2.050% Global Notes due May 19, 2032	T 32A	New York Stock Exchange
AT&T Inc. 3.550% Global Notes due December 17, 2032	T 32	New York Stock Exchange
AT&T Inc. 5.200% Global Notes due November 18, 2033	T 33	New York Stock Exchange
AT&T Inc. 3.375% Global Notes due March 15, 2034	T 34	New York Stock Exchange
AT&T Inc. 2.450% Global Notes due March 15, 2035	T 35	New York Stock Exchange
AT&T Inc. 3.150% Global Notes due September 4, 2036	T 36A	New York Stock Exchange
AT&T Inc. 2.600% Global Notes due May 19, 2038	T 38C	New York Stock Exchange
AT&T Inc. 1.800% Global Notes due September 14, 2039	T 39B	New York Stock Exchange
AT&T Inc. 7.000% Global Notes due April 30, 2040	T 40	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due June 1, 2043	T 43	New York Stock Exchange
AT&T Inc. 4.875% Global Notes due June 1, 2044	T 44	New York Stock Exchange
AT&T Inc. 4.000% Global Notes due June 1, 2049	T 49A	New York Stock Exchange
AT&T Inc. 4.250% Global Notes due March 1, 2050	T 50	New York Stock Exchange
AT&T Inc. 3.750% Global Notes due September 1, 2050	T 50A	New York Stock Exchange
AT&T Inc. 5.350% Global Notes due November 1, 2066	TBB	New York Stock Exchange
AT&T Inc. 5.625% Global Notes due August 1, 2067	TBC	New York Stock Exchange

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

Yes [ ] No [X]

At July 31, 2020, there were 7,125 million common shares outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AT&T INC.
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions except per share amounts
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Revenues
Service	$37,051	$41,023	$75,934	$81,707
Equipment	3,899	3,934	7,795	8,077
Total operating revenues	40,950	44,957	83,729	89,784

Operating Expenses
Cost of revenues
Equipment	3,978	4,061	8,070	8,563
Broadcast, programming and operations	5,889	7,730	12,643	15,382
Other cost of revenues (exclusive of depreciation and
amortization shown separately below)	8,116	8,721	16,458	17,306
Selling, general and administrative	9,831	9,844	18,591	19,493
Asset impairments and abandonments	2,319	-	2,442	-
Depreciation and amortization	7,285	7,101	14,507	14,307
Total operating expenses	37,418	37,457	72,711	75,051
Operating Income	3,532	7,500	11,018	14,733
Other Income (Expense)
Interest expense	(2,041)	(2,149)	(4,059)	(4,290)
Equity in net income (loss) of affiliates	(10)	40	(16)	33
Other income (expense) – net	1,017	(318)	1,820	(32)
Total other income (expense)	(1,034)	(2,427)	(2,255)	(4,289)
Income Before Income Taxes	2,498	5,073	8,763	10,444
Income tax expense	935	1,099	2,237	2,122
Net Income	1,563	3,974	6,526	8,322
Less: Net Income Attributable to Noncontrolling Interest	(282)	(261)	(635)	(513)
Net Income Attributable to AT&T	$1,281	$3,713	$5,891	$7,809
Less: Preferred Stock Dividends	(52)	-	(84)	-
Net Income Attributable to Common Stock	$1,229	$3,713	$5,807	$7,809
Basic Earnings Per Share Attributable to
Common Stock	$0.17	$0.51	$0.81	$1.06
Diluted Earnings Per Share Attributable to
Common Stock	$0.17	$0.51	$0.81	$1.06
Weighted Average Number of Common Shares
Outstanding – Basic (in millions)	7,145	7,323	7,166	7,318
Weighted Average Number of Common Shares
Outstanding – with Dilution (in millions)	7,170	7,353	7,192	7,347
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$1,563	$3,974	$6,526	$8,322
Other comprehensive income (loss), net of tax:
Foreign currency:
Translation adjustment (includes $(8), $2, $(59) and $2
attributable to noncontrolling interest), net of taxes of
$(135), $(1), $(197) and $48	305	(127)	(1,549)	161
Securities:
Net unrealized gains (losses), net of taxes of $5, $10, $27
and $15	14	26	80	42
Derivative instruments:
Net unrealized gains (losses), net of taxes of $168, $(165),
$(803) and $(131)	631	(617)	(3,026)	(490)
Reclassification adjustment included in net income,
net of taxes of $4, $3, $4 and $5	17	6	17	17
Defined benefit postretirement plans:
Amortization of net prior service credit included in net
income, net of taxes of $(150), $(107), $(301)
and $(220)	(461)	(342)	(922)	(688)
Other comprehensive income (loss)	506	(1,054)	(5,400)	(958)
Total comprehensive income	2,069	2,920	1,126	7,364
Less: Total comprehensive income attributable to
noncontrolling interest	(274)	(263)	(576)	(515)
Total Comprehensive Income Attributable to AT&T	$1,795	$2,657	$550	$6,849
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED BALANCE SHEETS
Dollars in millions except per share amounts
	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$16,941	$12,130
Accounts receivable - net of related allowances for credit loss of $1,606 and $1,235	19,127	22,636
Prepaid expenses	1,439	1,631
Other current assets	19,048	18,364
Total current assets	56,555	54,761
Noncurrent Inventories and Theatrical Film and Television Production Costs	14,514	12,434
Property, plant and equipment	332,883	333,538
Less: accumulated depreciation and amortization	(203,938)	(203,410)
Property, Plant and Equipment – Net	128,945	130,128
Goodwill	143,651	146,241
Licenses – Net	98,763	97,907
Trademarks and Trade Names – Net	23,757	23,567
Distribution Networks – Net	14,704	15,345
Other Intangible Assets – Net	18,452	20,798
Investments in and Advances to Equity Affiliates	2,302	3,695
Operating Lease Right-Of-Use Assets	24,692	24,039
Other Assets	21,563	22,754
Total Assets	$547,898	$551,669
Liabilities and Stockholders’ Equity
Current Liabilities
Debt maturing within one year	$15,576	$11,838
Accounts payable and accrued liabilities	41,881	45,956
Advanced billings and customer deposits	5,723	6,124
Accrued taxes	2,548	1,212
Dividends payable	3,741	3,781
Total current liabilities	69,469	68,911
Long-Term Debt	153,388	151,309
Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	58,387	59,502
Postemployment benefit obligation	18,167	18,788
Operating lease liabilities	22,230	21,804
Other noncurrent liabilities	32,804	29,421
Total deferred credits and other noncurrent liabilities	131,588	129,515
Stockholders’ Equity
Preferred stock ($1 par value, 10,000,000 authorized ):
Series A (48,000 issued and outstanding at June 30, 2020 and December 31, 2019)	-	-
Series B (20,000 issued and outstanding at June 30, 2020
and 0 issued and outstanding at December 31, 2019)	-	-
Series C (70,000 issued and outstanding at June 30, 2020
and 0 issued and outstanding at December 31, 2019)	-	-
Common stock ($1 par value, 14,000,000,000 authorized at June 30, 2020 and
December 31, 2019: issued 7,620,748,598 at June 30, 2020 and December 31, 2019)	7,621	7,621
Additional paid-in capital	130,046	126,279
Retained earnings	56,045	57,936
Treasury stock (495,425,902 at June 30, 2020 and 366,193,458 December 31, 2019,
at cost)	(17,945)	(13,085)
Accumulated other comprehensive income	129	5,470
Noncontrolling interest	17,557	17,713
Total stockholders’ equity	193,453	201,934
Total Liabilities and Stockholders’ Equity	$547,898	$551,669
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
(Unaudited)
	Six months ended
	June 30,
	2020	2019
Operating Activities
Net income	$6,526	$8,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,507	14,307
Amortization of television and film costs	3,985	5,199
Undistributed earnings from investments in equity affiliates	64	76
Provision for uncollectible accounts	1,199	1,216
Deferred income tax expense	653	1,080
Net (gain) loss on investments, net of impairments	(705)	(905)
Pension and postretirement benefit expense (credit)	(1,495)	(808)
Actuarial (gain) loss on pension and postretirement benefits	-	2,131
Asset impairments and abandonments	2,442	-
Changes in operating assets and liabilities:
Receivables	2,522	3,584
Other current assets, inventories and theatrical film and television production costs	(5,592)	(5,422)
Accounts payable and other accrued liabilities	(3,847)	(3,056)
Equipment installment receivables and related sales	226	1,144
Deferred customer contract acquisition and fulfillment costs	322	(614)
Postretirement claims and contributions	(228)	(424)
Other - net	346	(494)
Total adjustments	14,399	17,014
Net Cash Provided by Operating Activities	20,925	25,336
Investing Activities
Capital expenditures:
Purchase of property and equipment	(9,372)	(10,542)
Interest during construction	(60)	(112)
Acquisitions, net of cash acquired	(1,174)	(320)
Dispositions	347	3,593
(Purchases), sales and settlements of securities and investments, net	47	396
Advances to and investments in equity affiliates, net	(66)	(314)
Net Cash Used in Investing Activities	(10,278)	(7,299)
Financing Activities
Net change in short-term borrowings with original maturities of three months or less	498	119
Issuance of other short-term borrowings	8,440	3,067
Repayment of other short-term borrowings	(5,975)	(3,148)
Issuance of long-term debt	21,060	10,030
Repayment of long-term debt	(17,284)	(16,124)
Payment of vendor financing	(1,354)	(1,836)
Issuance of preferred stock	3,869	-
Purchase of treasury stock	(5,480)	(240)
Issuance of treasury stock	84	455
Dividends paid	(7,474)	(7,436)
Other	(2,295)	330
Net Cash Used in Financing Activities	(5,911)	(14,783)
Net increase in cash and cash equivalents and restricted cash	4,736	3,254
Cash and cash equivalents and restricted cash beginning of year	12,295	5,400
Cash and Cash Equivalents and Restricted Cash End of Period	$17,031	$8,654
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Stock - Series A
Balance at beginning of year	-	$-	-	$-	-	$-	-	$-
Issuance of stock	-	-	-	-	-	-	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-
Preferred Stock - Series B
Balance at beginning of year	-	$-	-	$-	-	$-	-	$-
Issuance of stock	-	-	-	-	-	-	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-
Preferred Stock - Series C
Balance at beginning of year	-	$-	-	$-	-	$-	-	$-
Issuance of stock	-	-	-	-	-	-	-	-
Balance at end of period	-	$-	-	$-	-	$-	-	$-
Common Stock
Balance at beginning of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Issuance of stock	-	-	-	-	-	-	-	-
Balance at end of period	7,621	$7,621	7,621	$7,621	7,621	$7,621	7,621	$7,621
Additional Paid-In Capital
Balance at beginning of period		$129,966		$125,174		$126,279		$125,525
Repurchase and acquisition of common stock		-		-		67		-
Issuance of preferred stock		-		-		3,869		-
Issuance of treasury stock		(7)		(50)		(54)		(127)
Share-based payments		87		(15)		(115)		(289)
Balance at end of period		$130,046		$125,109		$130,046		$125,109
Retained Earnings
Balance at beginning of period		$58,534		$59,424		$57,936		$58,753
Net income attributable to AT&T		1,281		3,713		5,891		7,809
Preferred stock dividends		(36)		-		(68)		-
Common stock dividends ( $0.52, $0.51,
$1.04, and $1.02 per share)		(3,734)		(3,748)		(7,421)		(7,489)
Cumulative effect of accounting change
and other adjustments		-		-		(293)		316
Balance at end of period		$56,045		$59,389		$56,045		$59,389
See Notes to Consolidated Financial Statements.

AT&T INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - continued
Dollars and shares in millions except per share amounts
(Unaudited)
	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Treasury Stock
Balance at beginning of period	(496)	$(17,957)	(324)	$(11,452)	(366)	$(13,085)	(339)	$(12,059)
Repurchase and acquisition of common stock	-	(34)	(2)	(72)	(148)	(5,581)	(9)	(280)
Issuance of treasury stock	1	46	10	373	19	721	32	1,188
Balance at end of period	(495)	$(17,945)	(316)	$(11,151)	(495)	$(17,945)	(316)	$(11,151)
Accumulated Other Comprehensive
Income Attributable to AT&T, net of tax
Balance at beginning of period		$(385)		$4,345		$5,470		$4,249
Other comprehensive income
attributable to AT&T		514		(1,056)		(5,341)		(960)
Balance at end of period		$129		$3,289		$129		$3,289
Noncontrolling Interest
Balance at beginning of period		$17,670		$9,839		$17,713		$9,795
Net income attributable to
noncontrolling interest		282		261		635		513
Interest acquired by noncontrolling owners		-		1		1		10
Distributions		(387)		(279)		(726)		(525)
Translation adjustments attributable to
noncontrolling interest, net of taxes		(8)		2		(59)		2
Cumulative effect of accounting change
and other adjustments		-		-		(7)		29
Balance at end of period		$17,557		$9,824		$17,557		$9,824
Total Stockholders’ Equity at beginning
of period		$195,449		$194,951		$201,934		$193,884
Total Stockholders’ Equity at end
of period		$193,453		$194,081		$193,453		$194,081
See Notes to Consolidated Financial Statements.

AT&T INC.

JUNE 30, 2020

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions, including potential impacts arising from the COVID-19 pandemic, that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period’s presentation, including the combination of our prior Xandr segment with the WarnerMedia segment.

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

Reference Rate Reform In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04), which provides optional expedients, and allows for certain exceptions to existing GAAP, for contract modifications triggered by the expected market transition of certain benchmark interest rates to alternative reference rates. ASU 2020-04 applies to contracts, hedging relationships and other arrangements that reference the London Interbank Offering Rate (LIBOR) or any other rates ending after December 31, 2022. We are evaluating the impact of our adoption of ASU 2020-04, including optional expedients, to our financial statements.

Intangible Assets Driven by significant and adverse economic and political environments in Latin America, including the impact of the COVID-19 pandemic, we have experienced accelerated subscriber losses and revenue decline in the region, as well as closure of our operations in Venezuela. When combining these business trends and higher weighted-average cost of capital resulting from the increase in country-risk premiums in the region, we concluded that it is more likely than not that the

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

fair value of the Vrio reporting unit, estimated using discounted cash flow and market multiple approaches, is less than its carrying amount. We recorded a $2,212 goodwill impairment in the reporting unit, with $105 attributable to noncontrolling interest. The impairment is not deductible for tax purposes and resulted in an increase in our effective tax rate.

During the first quarter of 2020, we reassessed and changed the estimated economic lives of certain trade names in our Latin America business from indefinite to finite-lived and began amortizing them using the straight-line method over their average remaining economic life of 15 years. This change had an insignificant impact on our financial statements.

Also during the first quarter of 2020, in conjunction with the nationwide launch of AT&T TV and our customers’ continued shift from linear to streaming video services, we reassessed the estimated economic lives and renewal assumptions for our orbital slot licenses. As a result, we have changed the estimated lives of these licenses from indefinite to finite-lived, effective January 1, 2020, and began amortizing our orbital slot licenses using the sum-of-months-digits method over their average remaining economic life of 15 years. This change in accounting increased amortization expense $379, or $0.04 per diluted share available to common stock during the second quarter and $765, or $0.08, per diluted share available to common stock for the first six months of 2020.

NOTE 2. EARNINGS PER SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months and six months ended June 30, 2020 and 2019, is shown in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerators
Numerator for basic earnings per share:
Net Income	$1,563	$3,974	$6,526	$8,322
Less: Net income attributable to noncontrolling interest	(282)	(261)	(635)	(513)
Net Income attributable to AT&T	1,281	3,713	5,891	7,809
Less: Preferred stock dividends	(52)	-	(84)	-
Net income attributable to common stock	1,229	3,713	5,807	7,809
Dilutive potential common shares:
Share-based payment	5	4	11	10
Numerator for diluted earnings per share	$1,234	$3,717	$5,818	$7,819
Denominators (000,000)
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	7,145	7,323	7,166	7,318
Dilutive potential common shares:
Share-based payment (in shares)	25	30	26	29
Denominator for diluted earnings per share	7,170	7,353	7,192	7,347
Basic earnings per share attributable to Common Stock	$0.17	$0.51	$0.81	$1.06
Diluted earnings per share attributable to Common Stock	$0.17	$0.51	$0.81	$1.06

In the first quarter of 2020, we completed an accelerated share repurchase agreement with a third-party financial institution to repurchase AT&T common stock. Under the terms of the agreement, we paid the financial institution $4,000 and received 104.8 million shares.

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 3. OTHER COMPREHENSIVE INCOME

Changes in the balances of each component included in accumulated OCI are presented below. All amounts are net of tax and exclude noncontrolling interest.

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2019	$(3,056)		$48		$(37)		$8,515		$5,470
Other comprehensive income
(loss) before reclassifications	(1,490)		80		(3,026)		-		(4,436)
Amounts reclassified
from accumulated OCI	-	[1]	-	[1]	17	[2]	(922)	[3]	(905)
Net other comprehensive
income (loss)	(1,490)		80		(3,009)		(922)		(5,341)
Balance as of June 30, 2020	$(4,546)		$128		$(3,046)		$7,593		$129

	Foreign Currency Translation Adjustment		Net Unrealized Gains (Losses) on Securities		Net Unrealized Gains (Losses) on Derivative Instruments		Defined Benefit Postretirement Plans		Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$(3,084)		$(2)		$818		$6,517		$4,249
Other comprehensive income
(loss) before reclassifications	159		42		(490)		-		(289)
Amounts reclassified
from accumulated OCI	-	[1]	-	[1]	17	[2]	(688)	[3]	(671)
Net other comprehensive
income (loss)	159		42		(473)		(688)		(960)
Balance as of June 30, 2019	$(2,925)		$40		$345		$5,829		$3,289
[1]	(Gains) losses are included in "Other income (expense) - net" in the consolidated statements of income.
[2]	(Gains) losses are included in "Interest expense" in the consolidated statements of income (see Note 7).
[3]	The amortization of prior service credits associated with postretirement benefits are included in "Other income (expense) - net" in the consolidated statements of income (see Note 6).

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 4. SEGMENT INFORMATION

Our segments are strategic business units that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items (as discussed below), and equity in net income (loss) of affiliates for investments managed within each segment. We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America.

We have recast our segment results for all prior periods to include our prior Xandr segment within our WarnerMedia segment.

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

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from Xandr, previously a separate reportable segment, have been combined with the WarnerMedia segment within Eliminations and other. This segment contains the following business units:

• Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

• Home Box Office consists of premium pay television and OTT and streaming services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

• Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

• Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

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

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

• Certain significant items includes (1) employee separation charges associated with voluntary and/or strategic offers, (2) losses resulting from abandonment of network assets and impairments and (3) other items for which the segments are not being evaluated.

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

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,149	$9,332	$7,817	$2,012	$5,805	$-	$5,805
Entertainment Group	10,069	7,730	2,339	1,309	1,030	-	1,030
Business Wireline	6,374	3,779	2,595	1,318	1,277	-	1,277
Total Communications	33,592	20,841	12,751	4,639	8,112	-	8,112
WarnerMedia
Turner	2,988	1,347	1,641	69	1,572	-	1,572
Home Box Office	1,627	1,489	138	25	113	(5)	108
Warner Bros.	3,256	2,583	673	40	633	(19)	614
Eliminations and other	(1,057)	(685)	(372)	33	(405)	28	(377)
Total WarnerMedia	6,814	4,734	2,080	167	1,913	4	1,917
Latin America
Vrio	752	661	91	127	(36)	8	(28)
Mexico	480	538	(58)	115	(173)	-	(173)
Total Latin America	1,232	1,199	33	242	(209)	8	(201)
Segment Total	41,638	26,774	14,864	5,048	9,816	$12	$9,828
Corporate and Other
Corporate	437	933	(496)	93	(589)
Acquisition-related items	-	211	(211)	2,145	(2,356)
Certain significant items	-	3,084	(3,084)	-	(3,084)
Eliminations and consolidations	(1,125)	(869)	(256)	(1)	(255)
AT&T Inc.	$40,950	$30,133	$10,817	$7,285	$3,532

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$17,292	$9,522	$7,770	$2,003	$5,767	$-	$5,767
Entertainment Group	11,368	8,515	2,853	1,339	1,514	-	1,514
Business Wireline	6,607	3,975	2,632	1,242	1,390	-	1,390
Total Communications	35,267	22,012	13,255	4,584	8,671	-	8,671
WarnerMedia
Turner	3,410	2,217	1,193	39	1,154	11	1,165
Home Box Office	1,716	1,131	585	12	573	15	588
Warner Bros.	3,389	2,918	471	31	440	-	440
Eliminations and other	320	170	150	22	128	29	157
Total WarnerMedia	8,835	6,436	2,399	104	2,295	55	2,350
Latin America
Vrio	1,032	881	151	165	(14)	12	(2)
Mexico	725	813	(88)	119	(207)	-	(207)
Total Latin America	1,757	1,694	63	284	(221)	12	(209)
Segment Total	45,859	30,142	15,717	4,972	10,745	$67	$10,812
Corporate and Other
Corporate	450	765	(315)	170	(485)
Acquisition-related items	(30)	316	(346)	1,960	(2,306)
Certain significant items	-	94	(94)	-	(94)
Eliminations and consolidations	(1,322)	(961)	(361)	(1)	(360)
AT&T Inc.	$44,957	$30,356	$14,601	$7,101	$7,500

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2020
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$34,551	$18,901	$15,650	$4,057	$11,593	$-	$11,593
Entertainment Group	20,584	15,621	4,963	2,598	2,365	-	2,365
Business Wireline	12,706	7,730	4,976	2,619	2,357	-	2,357
Total Communications	67,841	42,252	25,589	9,274	16,315	-	16,315
WarnerMedia
Turner	6,150	3,057	3,093	138	2,955	6	2,961
Home Box Office	3,124	2,542	582	46	536	15	551
Warner Bros.	6,496	5,533	963	81	882	(27)	855
Eliminations and other	(1,108)	(711)	(397)	65	(462)	25	(437)
Total WarnerMedia	14,662	10,421	4,241	330	3,911	19	3,930
Latin America
Vrio	1,639	1,444	195	274	(79)	12	(67)
Mexico	1,183	1,252	(69)	249	(318)	-	(318)
Total Latin America	2,822	2,696	126	523	(397)	12	(385)
Segment Total	85,325	55,369	29,956	10,127	19,829	$31	$19,860
Corporate and Other
Corporate	825	1,807	(982)	180	(1,162)
Acquisition-related items	-	393	(393)	4,201	(4,594)
Certain significant items	-	2,426	(2,426)	-	(2,426)
Eliminations and consolidations	(2,421)	(1,791)	(630)	(1)	(629)
AT&T Inc.	$83,729	$58,204	$25,525	$14,507	$11,018

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2019
	Revenues	Operations and Support Expenses	EBITDA	Depreciation and Amortization	Operating Income (Loss)	Equity in Net Income (Loss) of Affiliates	Segment Contribution
Communications
Mobility	$34,655	$19,563	$15,092	$4,016	$11,076	$-	$11,076
Entertainment Group	22,696	17,042	5,654	2,662	2,992	-	2,992
Business Wireline	13,085	8,007	5,078	2,464	2,614	-	2,614
Total Communications	70,436	44,612	25,824	9,142	16,682	-	16,682
WarnerMedia
Turner	6,853	4,353	2,500	99	2,401	36	2,437
Home Box Office	3,226	2,052	1,174	34	1,140	30	1,170
Warner Bros.	6,907	5,837	1,070	83	987	6	993
Eliminations and other	654	347	307	44	263	50	313
Total WarnerMedia	17,640	12,589	5,051	260	4,791	122	4,913
Latin America
Vrio	2,099	1,747	352	334	18	12	30
Mexico	1,376	1,538	(162)	250	(412)	-	(412)
Total Latin America	3,475	3,285	190	584	(394)	12	(382)
Segment Total	91,551	60,486	31,065	9,986	21,079	$134	$21,213
Corporate and Other
Corporate	883	1,426	(543)	374	(917)
Acquisition-related items	(72)	389	(461)	3,948	(4,409)
Certain significant items	-	342	(342)	-	(342)
Eliminations and consolidations	(2,578)	(1,899)	(679)	(1)	(678)
AT&T Inc.	$89,784	$60,744	$29,040	$14,307	$14,733

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The following table is a reconciliation of Segment Contributions to “Income Before Income Taxes” reported on our consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Communications	$8,112	$8,671	$16,315	$16,682
WarnerMedia	1,917	2,350	3,930	4,913
Latin America	(201)	(209)	(385)	(382)
Segment Contribution	9,828	10,812	19,860	21,213
Reconciling Items:
Corporate and Other	(589)	(485)	(1,162)	(917)
Merger and integration items	(211)	(346)	(393)	(461)
Amortization of intangibles acquired	(2,145)	(1,960)	(4,201)	(3,948)
Impairments	(2,319)	-	(2,442)	-
Gain on spectrum transaction[1]	-	-	900	-
Employee separation costs and benefit-related losses	(765)	(94)	(884)	(342)
Segment equity in net income of affiliates	(12)	(67)	(31)	(134)
Eliminations and consolidations	(255)	(360)	(629)	(678)
AT&T Operating Income	3,532	7,500	11,018	14,733
Interest Expense	2,041	2,149	4,059	4,290
Equity in net income (loss) of affiliates	(10)	40	(16)	33
Other income (expense) - net	1,017	(318)	1,820	(32)
Income Before Income Taxes	$2,498	$5,073	$8,763	$10,444
[1]	Included as a reduction of "Selling, general and administrative expenses" in the consolidated statement of income.

The following table presents intersegment revenues by segment:

Intersegment Reconciliation
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Intersegment Revenues
Communications	$2	$8	$4	$8
WarnerMedia	774	861	1,591	1,719
Latin America	-	-	-	-
Total Intersegment Revenues	776	869	1,595	1,727
Consolidations	349	453	826	851
Eliminations and consolidations	$1,125	$1,322	$2,421	$2,578

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 5. REVENUE RECOGNITION

Revenue Categories
The following tables set forth reported revenue by category and by business unit:

For the three months ended June 30, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,611	$-	$-	$-	$-	$58	$-	$3,480	$17,149
Entertainment Group	-	2,092	560	6,682	-	294	397	44	10,069
Business Wireline	-	3,320	2,067	-	-	-	782	205	6,374
WarnerMedia
Turner	-	-	-	1,804	334	796	54	-	2,988
Home Box Office	-	-	-	1,441	181	-	5	-	1,627
Warner Bros.	-	-	-	16	3,179	1	60	-	3,256
Eliminations and other	-	-	-	71	(1,516)	378	10	-	(1,057)
Latin America
Vrio	-	-	-	752	-	-	-	-	752
Mexico	345	-	-	-	-	-	-	135	480
Corporate and Other	178	10	152	-	-	-	62	35	437
Eliminations and
consolidations	-	-	-	-	(765)	(294)	(66)	-	(1,125)
Total Operating Revenues	$14,134	$5,422	$2,779	$10,766	$1,413	$1,233	$1,304	$3,899	$40,950

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the three months ended June 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$13,753	$-	$-	$-	$-	$71	$-	$3,468	$17,292
Entertainment Group	-	2,109	658	7,636	-	399	563	3	11,368
Business Wireline	-	3,208	2,324	-	-	-	897	178	6,607
WarnerMedia
Turner	-	-	-	1,943	111	1,266	90	-	3,410
Home Box Office	-	-	-	1,516	198	-	2	-	1,716
Warner Bros.	-	-	-	23	3,175	10	181	-	3,389
Eliminations and other	-	-	-	54	(237)	494	9	-	320
Latin America
Vrio	-	-	-	1,032	-	-	-	-	1,032
Mexico	479	-	-	-	-	-	-	246	725
Corporate and Other	150	14	7	-	-	-	210	39	420
Eliminations and
consolidations	-	-	-	-	(840)	(399)	(83)	-	(1,322)
Total Operating Revenues	$14,382	$5,331	$2,989	$12,204	$2,407	$1,841	$1,869	$3,934	$44,957

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2020
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$27,503	$-	$-	$-	$-	$134	$-	$6,914	$34,551
Entertainment Group	-	4,201	1,141	13,664	-	707	816	55	20,584
Business Wireline	-	6,595	4,196	-	-	-	1,535	380	12,706
WarnerMedia
Turner	-	-	-	3,853	420	1,753	124	-	6,150
Home Box Office	-	-	-	2,779	338	-	7	-	3,124
Warner Bros.	-	-	-	26	6,239	3	228	-	6,496
Eliminations and other	-	-	-	134	(2,162)	887	33	-	(1,108)
Latin America
Vrio	-	-	-	1,639	-	-	-	-	1,639
Mexico	812	-	-	-	-	-	-	371	1,183
Corporate and Other	295	24	286	-	-	-	145	75	825
Eliminations and
consolidations	-	-	-	-	(1,559)	(707)	(155)	-	(2,421)
Total Operating Revenues	$28,610	$10,820	$5,623	$22,095	$3,276	$2,777	$2,733	$7,795	$83,729

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

For the six months ended June 30, 2019
	Service Revenues
	Wireless	Advanced Data	Legacy Voice & Data	Subscription	Content	Advertising	Other	Equipment	Total
Communications
Mobility	$27,315	$-	$-	$-	$-	$138	$-	$7,202	$34,655
Entertainment Group	-	4,179	1,341	15,360	-	749	1,063	4	22,696
Business Wireline	-	6,380	4,721	-	-	-	1,647	337	13,085
WarnerMedia
Turner	-	-	-	3,908	246	2,527	172	-	6,853
Home Box Office	-	-	-	2,850	371	-	5	-	3,226
Warner Bros.	-	-	-	44	6,507	20	336	-	6,907
Eliminations and other	-	-	-	103	(389)	928	12	-	654
Latin America
Vrio	-	-	-	2,099	-	-	-	-	2,099
Mexico	921	-	-	-	-	-	-	455	1,376
Corporate and Other	272	27	14	-	-	-	419	79	811
Eliminations and
consolidations	-	-	-	-	(1,677)	(749)	(152)	-	(2,578)
Total Operating Revenues	$28,508	$10,586	$6,076	$24,364	$5,058	$3,613	$3,502	$8,077	$89,784

AT&T INC.

JUNE 30, 2020

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

The following table presents the deferred customer contract acquisition and fulfillment costs included on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2020	2019
Deferred Acquisition Costs
Other current assets	$2,630	$2,462
Other Assets	3,117	2,991
Total deferred customer contract acquisition costs	$5,747	$5,453

Deferred Fulfillment Costs
Other current assets	$4,362	$4,519
Other Assets	5,980	6,439
Total deferred customer contract fulfillment costs	$10,342	$10,958

The following table presents deferred customer contract acquisition and fulfillment cost amortization included in “Other cost of revenue” for the six months ended:

	June 30,	June 30,
Consolidated Statements of Income	2020	2019
Deferred acquisition cost amortization	$1,278	$1,026
Deferred fulfillment cost amortization	2,636	2,381

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

The following table presents contract assets and liabilities on our consolidated balance sheets:

	June 30,	December 31,
Consolidated Balance Sheets	2020	2019

Contract asset	$2,546	$2,472
Contract liability	6,533	6,999

Our beginning of period contract liability recorded as customer contract revenue during 2020 was $5,004.

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Our consolidated balance sheets at June 30, 2020 and December 31, 2019 included approximately $1,638 and $1,611, respectively, for the current portion of our contract asset in “Other current assets” and $5,616 and $5,939, respectively, for the current portion of our contract liability in “Advanced billings and customer deposits.”

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

Remaining performance obligations associated with business contracts reflect recurring charges billed, adjusted to reflect estimates for sales incentives and revenue adjustments. Performance obligations associated with wireless contracts are estimated using a portfolio approach in which we review all relevant promotional activities, calculating the remaining performance obligation using the average service component for the portfolio and the average device price. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $36,362, of which we expect to recognize approximately 82% by the end of 2021, with the balance recognized thereafter.

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

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Pension cost:
Service cost – benefits earned during the period	$258	$243	$515	$483
Interest cost on projected benefit obligation	422	508	844	1,057
Expected return on assets	(890)	(880)	(1,779)	(1,731)
Amortization of prior service credit	(29)	(24)	(57)	(57)
Actuarial (gain) loss	-	1,699	-	2,131
Net pension (credit) cost	$(239)	$1,546	$(477)	$1,883

Postretirement cost:
Service cost – benefits earned during the period	$13	$18	$26	$36
Interest cost on accumulated postretirement benefit obligation	104	186	208	372
Expected return on assets	(45)	(56)	(89)	(112)
Amortization of prior service credit	(582)	(426)	(1,164)	(852)
Net postretirement (credit) cost	$(510)	$(278)	$(1,019)	$(556)

Combined net pension and postretirement (credit) cost	$(749)	$1,268	$(1,496)	$1,327

We also provide senior- and middle-management employees with nonqualified, unfunded supplemental retirement and savings plans. Net supplemental pension benefits costs not included in the table above were $19 and $25 in the second quarter and $38 and $50 for the first six months of 2020 and 2019, respectively.

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

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Long-Term Debt and Other Financial Instruments

The carrying amounts and estimated fair values of our long-term debt, including current maturities, and other financial instruments, are summarized as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Notes and debentures[1]	$164,099	$190,284	$161,109	$182,124
Commercial paper	3,001	3,001	-	-
Bank borrowings	-	-	4	4
Investment securities[2]	3,632	3,632	3,723	3,723
[1]	Includes credit agreement borrowings.
[2]	Excludes investments accounted for under the equity method.

The carrying amount of debt with an original maturity of less than one year approximates fair value. The fair value measurements used for notes and debentures are considered Level 2 and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets.

Following is the fair value leveling for investment securities that are measured at fair value and derivatives as of June 30, 2020 and December 31, 2019. Derivatives designated as hedging instruments are reflected as “Other assets,” “Other noncurrent liabilities,” “Other current assets” and “Accounts payable and accrued liabilities” on our consolidated balance sheets.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Equity Securities
Domestic equities	$832	$-	$-	$832
International equities	141	-	-	141
Fixed income equities	230	-	-	230
Available-for-Sale Debt Securities	-	1,522	-	1,522
Asset Derivatives
Cross-currency swaps	-	67	-	67
Foreign exchange contracts	-	14	-	14
Liability Derivatives
Interest rate swaps	-	(3)	-	(3)
Cross-currency swaps	-	(6,767)	-	(6,767)
Foreign exchange contracts	-	(10)	-	(10)

AT&T INC.

JUNE 30, 2020

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

The components comprising total gains and losses in the period on equity securities are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Total gains (losses) recognized on equity securities	$161	$50	$(42)	$210
Gains (Losses) recognized on equity securities sold	9	9	(24)	27
Unrealized gains (losses) recognized on equity securities
held at end of period	152	41	(18)	183

At June 30, 2020, available-for-sale debt securities totaling $1,522 have maturities as follows - less than one year: $64; one to three years: $175; three to five years: $156; five or more years: $1,127.

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

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Fair Value Hedging Periodically, we enter into and designate fixed-to-floating interest rate swaps as fair value hedges. The purpose of these swaps is to manage interest rate risk by managing our mix of fixed-rate and floating-rate debt. These swaps involve the receipt of fixed-rate amounts for floating interest rate payments over the life of the swaps without exchange of the underlying principal amount.

We also designate some of our foreign exchange contracts as fair value hedges. The purpose of these contracts is to hedge currency risk associated with foreign-currency-denominated operating assets and liabilities.

Accrued and realized gains or losses from fair value hedges impact the same category on the consolidated statements of income as the item being hedged. Unrealized gains on fair value hedges are recorded at fair market value as assets, and unrealized losses are recorded at fair market value as liabilities. Changes in the fair value of derivative instruments designated as fair value hedges are offset against the change in fair value of the hedged assets or liabilities through earnings. In the six months ended June 30, 2020 and 2019, no ineffectiveness was measured on fair value hedges.

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

Periodically, we enter into and designate interest rate locks to partially hedge the risk of changes in interest payments attributable to increases in the benchmark interest rate during the period leading up to the probable issuance of fixed-rate debt. We designate our interest rate locks as cash flow hedges. Gains and losses when we settle our interest rate locks are amortized into income over the life of the related debt. Over the next 12 months, we expect to reclassify $98 from accumulated OCI to “Interest expense” due to the amortization of net losses on historical interest rate locks.

We settled all interest rate locks in May 2020 in conjunction with issuance of fixed rate debt obligations that the interest rate locks were hedging. We paid $731 that was largely offset by the return of collateral at the time of settlement. Cash flows from the interest rate lock settlements and return of collateral were reported as Financing Activities in our Statement of Cash Flows, consistent with our accounting policy for these instruments.

Net Investment Hedging We have designated €1,450 million aggregate principal amount of debt as a hedge of the variability of some of the Euro-denominated net investments of our subsidiaries. The gain or loss on the debt that is designated as, and is effective as, an economic hedge of the net investment in a foreign operation is recorded as a currency translation adjustment within accumulated OCI, net on the consolidated balance sheet. Net losses on net investment hedges recognized in accumulated OCI in the second quarter were $30 and for the first six months of 2020 were $5.

Collateral and Credit-Risk Contingency We have entered into agreements with our derivative counterparties establishing collateral thresholds based on respective credit ratings and netting agreements. At June 30, 2020, we had posted collateral of $694 (a deposit asset) and held collateral of $16 (a receipt liability). Under the agreements, if AT&T’s credit rating had been downgraded one rating level by Fitch Ratings, before the final collateral exchange in June, we would have been required to post additional collateral of $76. If AT&T’s credit rating had been downgraded four ratings levels by Fitch Ratings, two levels by S&P, and two levels by Moody’s, we would have been required to post additional collateral of $5,487. If DIRECTV

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Holdings LLC’s credit rating had been downgraded below BBB- by S&P, we would have been required to post additional collateral of $321. At December 31, 2019, we had posted collateral of $204 (a deposit asset) and held collateral of $44 (a receipt liability). We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) exists, against the fair value of the derivative instruments.

Following are the notional amounts of our outstanding derivative positions:

	June 30,	December 31,
	2020	2019
Interest rate swaps	$21	$853
Cross-currency swaps	45,606	42,325
Interest rate locks	-	3,500
Foreign exchange contracts	298	269
Total	$45,925	$46,947

Following are the related hedged items affecting our financial position and performance:

Effect of Derivatives on the Consolidated Statements of Income
	Three months ended		Six months ended
	June 30,		June 30,
Fair Value Hedging Relationships	2020	2019	2020	2019
Interest rate swaps (Interest expense):
Gain (Loss) on interest rate swaps	$(14)	$35	$(4)	$59
Gain (Loss) on long-term debt	14	(35)	4	(59)

In addition, the net swap settlements that accrued and settled in the quarters ended June 30, 2020 and 2019 were offset against interest expense.

The following table presents information for our cash flow hedging relationships:

	Three months ended		Six months ended
	June 30,		June 30,
Cash Flow Hedging Relationships	2020	2019	2020	2019
Cross-currency swaps:
Gain (Loss) recognized in accumulated OCI	$809	$(763)	$(3,170)	$(595)
Foreign exchange contracts:
Gain (Loss) recognized in accumulated OCI	2	4	(11)	(3)
Other income (expense) - net reclassified from
accumulated OCI into income	(3)	7	13	10
Interest rate locks:
Gain (Loss) recognized in accumulated OCI	(12)	(23)	(648)	(23)
Interest income (expense) reclassified from
accumulated OCI into income	(18)	(16)	(34)	(32)

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

NOTE 8. ACQUISITIONS, DISPOSITIONS AND OTHER ADJUSTMENTS

Acquisitions

HBO Latin America Group (HBO LAG) In May 2020, we acquired the remaining interest in HBO LAG for $141, net of cash acquired. At acquisition, we remeasured the fair value of the total business, which exceeded the carrying amount of our equity method investment and resulted in a pre-tax gain of $68. We consolidated that business upon close and recorded those assets at fair value, including $640 of trade names, $271 of distribution networks and $343 of goodwill that is reported in the WarnerMedia segment. These estimates are preliminary in nature and subject to adjustments, which will be finalized within one year from the date of acquisition.

Spectrum Auctions In June 2020, we completed the acquisition of $2,379 of 37/39 GHz spectrum in a Federal Communications Commission (FCC) auction. Prior to the auction, we exchanged the 39 GHz licenses with a book value of approximately $300 that were previously acquired through FiberTower Corporation for vouchers to be applied against the winning bids and recorded a $900 gain in the first quarter of 2020. These vouchers yielded a value of approximately $1,200, which was applied toward our gross bids. In the second quarter of 2020, we made the final cash payment of $949, bringing the total cash payment to $1,186.

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

Our equipment installment and revolving receivable programs are discussed in detail below. The following table sets forth a summary of the receivables and accounts being serviced:

	June 30, 2020		December 31, 2019
	Equipment		Equipment
	Installment	Revolving	Installment	Revolving
Gross receivables:	$3,931	$3,745	$4,576	$3,324
Balance sheet classification
Accounts receivable
Notes receivable	2,056	-	2,467	-
Trade receivables	496	3,547	477	2,809
Other Assets
Noncurrent notes and trade receivables	1,379	198	1,632	515

Outstanding portfolio of receivables derecognized from
our consolidated balance sheets	8,917	5,300	9,713	4,300
Cash proceeds received, net of remittances[1]	6,429	5,300	7,211	4,300
[1]	Represents amounts to which financial institutions remain entitled, excluding the deferred purchase price.

AT&T INC.

JUNE 30, 2020

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

The following table sets forth a summary of equipment installment receivables sold under this program during the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross receivables sold	$1,506	$2,244	$3,873	$4,945
Net receivables sold[1]	1,449	2,133	3,722	4,679
Cash proceeds received	1,225	1,920	3,175	4,195
Deferred purchase price recorded	232	261	585	570
Guarantee obligation recorded	27	93	71	194
[1]	Receivables net of allowance, imputed interest and equipment trade-in right guarantees.

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

The following table presents the previously transferred equipment installment receivables, which we repurchased in exchange for the associated deferred purchase price during the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of repurchased receivables	$285	$235	$573	$658
Carrying value of deferred purchase price	281	225	558	632
Gain on repurchases[1]	$4	$10	$15	$26
[1]	These gains are included in “Selling, general and administrative” in the consolidated statements of income.

At June 30, 2020 and December 31, 2019, our deferred purchase price receivable was $2,319 and $2,336, respectively, of which $1,591 and $1,569 are included in “Other current assets” on our consolidated balance sheets, with the remainder in “Other Assets.” The guarantee obligation at June 30, 2020 and December 31, 2019 was $315 and $384, respectively, of which $213 and $148 are included in “Accounts payable and accrued liabilities” on our consolidated balance sheets, with the remainder in “Other noncurrent liabilities.” Our maximum exposure to loss as a result of selling these equipment installment receivables is limited to the total amount of our deferred purchase price and guarantee obligation.

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Revolving Receivables Program

In 2019, we entered into a one-year revolving agreement to transfer up to $4,300 of certain receivables through our bankruptcy-remote subsidiaries to various financial institutions on a recurring basis in exchange for cash equal to the gross receivables transferred. In the first quarter of 2020, we expanded the program limit to $5,300. In the second quarter of 2020, we extended the agreement by one year. As customers pay their balances, we transfer additional receivables into the program, resulting in our gross receivables sold exceeding net cash flow impacts (e.g., collect and reinvest). The transferred receivables are fully guaranteed by our bankruptcy-remote subsidiaries, which hold additional receivables in the amount of $3,745 that are pledged as collateral under this agreement. The transfers are recorded at fair value of the proceeds received and obligations assumed less derecognized receivables. The obligation is subsequently adjusted for changes in estimated expected credit losses and interest rates. Our maximum exposure to loss related to these receivables transferred is limited to the amount outstanding.

The fair value measurement used for the obligation is considered Level 3 under the Fair Value Measurement and Disclosure framework (see Note 7).

The following table sets forth a summary of receivables sold:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross receivables sold/cash proceeds received[1]	$3,805	$4,452	$8,027	$5,852
Collections reinvested under revolving agreement	3,805	2,127	7,027	2,127
Net cash proceeds received (remitted)	$-	$2,325	$1,000	$3,725

Net receivables sold[2]	$3,819	$4,134	$7,957	$5,497
Obligations recorded (reversed)	(12)	384	114	436
[1]	Includes initial sale of receivables of $0 and $2,325 for the three months and $1,000 and $3,725 for the six months ended
June 30, 2020 and 2019, respectively.
[2]	Receivables net of allowance, return and incentive reserves and imputed interest

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

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

The components of lease expense were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$1,449	$1,610	$2,826	$2,852

Finance lease cost:
Amortization of right-of-use assets	$73	$70	$140	$136
Interest on lease obligation	36	42	77	84
Total finance lease cost	$109	$112	$217	$220

Supplemental balance sheet information related to leases is as follows:

	June 30,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$24,692	$24,039

Accounts payable and accrued liabilities	$3,474	$3,451
Operating lease obligation	22,230	21,804
Total operating lease obligation	$25,704	$25,255

Finance Leases
Property, plant and equipment, at cost	$3,468	$3,534
Accumulated depreciation and amortization	(1,347)	(1,296)
Property, plant and equipment, net	$2,121	$2,238

Current portion of long-term debt	$180	$162
Long-term debt	1,683	1,872
Total finance lease obligation	$1,863	$2,034

Weighted-Average Remaining Lease Term (years)
Operating leases	8.5	8.4
Finance leases	10.2	10.7

Weighted-Average Discount Rate
Operating leases	4.2%	4.7%
Finance leases	8.2%	8.5%

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Future minimum maturities of lease obligations are as follows:

At June 30, 2020	Operating	Finance
	Leases	Leases
Remainder of 2020	$2,447	$190
2021	4,582	309
2022	4,277	291
2023	3,889	262
2024	3,357	242
Thereafter	13,031	1,632
Total lease payments	31,583	2,926
Less imputed interest	(5,879)	(1,063)
Total	$25,704	$1,863

NOTE 11. PREFERRED SHARES

We have authorized 10 million preferred shares of AT&T stock, each with a par value of $1.00 per share. Cumulative perpetual preferred shares consist of the following:

• Series A: 48 thousand shares outstanding at June 30, 2020 and December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 5.00%.

• Series B: 20 thousand shares outstanding at June 30, 2020 and zero issued and outstanding at December 31, 2019, with a €100,000 per share liquidation preference, and an initial dividend rate of 2.875%, subject to reset beginning on May 1, 2025.

• Series C: 70 thousand shares outstanding at June 30, 2020 and zero issued and outstanding at December 31, 2019, with a $25,000 per share liquidation preference and a dividend rate of 4.75%.

So long as the preferred dividends are declared and paid on a timely basis on each series of preferred shares, there are no limitations on our ability to declare a dividend on or repurchase AT&T common shares. The preferred shares are optionally redeemable by AT&T at the liquidation price generally on or after five years from the issuance date, or upon certain other contingent events.

NOTE 12. ADDITIONAL FINANCIAL INFORMATION

Cash and Cash Flows

We typically maintain our restricted cash balances for purchases and sales of certain investment securities and funding of certain deferred compensation benefit payments:

	June 30,		December 31,
	2020	2019	2019	2018
Cash and cash equivalents	$16,941	$8,423	$12,130	$5,204
Restricted cash in Other current assets	3	15	69	61
Restricted cash in Other Assets	87	216	96	135
Cash and Cash Equivalents and Restricted Cash	$17,031	$8,654	$12,295	$5,400

AT&T INC.

JUNE 30, 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - Continued

Dollars in millions except per share amounts

Consolidated Statements of Cash Flows	Six months ended
	June 30,
Cash paid (received) during the period for:	2020	2019
Interest	$4,202	$4,410
Income taxes, net of refunds	(214)	(32)

	Six months ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Cash paid for amounts included in lease obligations
Operating cash flows from operating leases	$2,424	$2,464

Supplemental Lease Cash Flow Disclosures
Operating lease right-of-use assets obtained
in exchange for new operating lease obligations	2,895	3,899

Other Noncash Investing and Financing Activities In connection with capital improvements and the acquisition of other productive assets, we negotiate favorable payment terms (referred to as vendor financing), which are reported as financing activities when paid. For the first six months, we recorded vendor financing commitments related to capital investments of approximately $1,680 in 2020 and $1,265 in 2019.

Financing Activities

Debt Transactions At June 30, 2020, our total long-term debt obligations totaled $168,964. Our debt activity primarily consisted of the following:

• Net borrowings of approximately $2,960 of debt under our commercial paper program.

• In April 2020, entry into and draw on a $5,500 Term Loan Credit Agreement, with certain commercial banks and Bank of America, N.A., as lead agent, which was redeemed in May 2020 (originally due on December 31, 2020).

• Issuance of $16,545 of AT&T global notes due 2027 to 2060.

• Issuance of €3,000 million global notes ($3,281 at issuance) due 2028 to 2038.

• Redemptions of $12,689 of AT&T global notes due 2020 to 2047.

• Redemptions of $1,800 under term loan credit agreements with certain banks.

• Redemptions of $1,000 annual put reset securities issued by BellSouth.

Our long-term debt issuances carried a weighted average interest rate of 3.5%, and our long-term debt redemptions had a weighted average interest rate of 3.4%.

Subsequent Events In July 2020, we completed redemptions of $4,264 of AT&T, WarnerMedia and DIRECTV notes due 2022, with an average interest rate of 3.4%.

In August 2020, we issued $11,000 of global notes due 2028 to 2061, with an average interest rate of 2.7%.

AT&T INC.

JUNE 30, 2020

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

We have three reportable segments: (1) Communications, (2) WarnerMedia and (3) Latin America. Our segment results presented in Note 4 and discussed below follow our internal management reporting. We analyze our segments based on segment operating contribution, which consists of operating income, excluding acquisition-related costs and other significant items and equity in net income (loss) of affiliates for investments managed within each segment. Percentage increases and decreases that are not considered meaningful are denoted with a dash.

We have recast our segment results for all prior periods to include our prior Xandr segment within our WarnerMedia segment.

	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating Revenues
Communications	$33,592	$35,267	(4.7)%	$67,841	$70,436	(3.7)%
WarnerMedia	6,814	8,835	(22.9)	14,662	17,640	(16.9)
Latin America	1,232	1,757	(29.9)	2,822	3,475	(18.8)
Corporate and other	437	420	4.0	825	811	1.7
Eliminations and consolidation	(1,125)	(1,322)	14.9	(2,421)	(2,578)	6.1
AT&T Operating Revenues	40,950	44,957	(8.9)	83,729	89,784	(6.7)

Operating Contribution
Communications	8,112	8,671	(6.4)	16,315	16,682	(2.2)
WarnerMedia	1,917	2,350	(18.4)	3,930	4,913	(20.0)
Latin America	(201)	(209)	3.8	(385)	(382)	(0.8)
Segment Operating Contribution	$9,828	$10,812	(9.1)%	$19,860	$21,213	(6.4)%

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

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The WarnerMedia segment develops, produces and distributes feature films, television, gaming and other content in various physical and digital formats globally. Historical financial results from Xandr, previously a separate reportable segment, have been combined with the WarnerMedia segment within Eliminations and other. This segment contains the following business units:

• Turner primarily operates multichannel basic television networks and digital properties. Turner also sells advertising on its networks and digital properties.

• Home Box Office consists of premium pay television and OTT and streaming services domestically and premium pay, basic tier television and OTT services internationally, as well as content licensing and home entertainment.

• Warner Bros. primarily consists of the production, distribution and licensing of television programming and feature films, the distribution of home entertainment products and the production and distribution of games.

The Latin America segment provides entertainment and wireless services outside of the U.S. This segment contains the following business units:

• Vrio provides video services primarily to residential customers using satellite technology in Latin America and the Caribbean.

• Mexico provides wireless service and equipment to customers in Mexico.

COVID-19 Update

In March 2020, the World Health Organization designated the coronavirus (COVID-19) a pandemic and the President of the United States declared a national emergency. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns.

Disruptions caused by COVID-19 and measures taken to prevent its spread or mitigate its effects both domestically and internationally have impacted our results of operations. We recorded approximately $320, or $0.03 per diluted share, in the second quarter and $750, or $0.08 per diluted share, for the first six months of 2020, of incremental costs associated with voluntary corporate actions taken primarily to protect and compensate front-line employees and contractors, and WarnerMedia production disruption costs.

In addition to these incremental costs, we estimate that our operations and comparability were impacted by approximately $510, or $0.06 per diluted share, in the second quarter and $470, or $0.05 per diluted share, for the first six months of 2020, for the following COVID-19 related pressures: (1) the cancellation and postponement of televised sporting events, resulting in lower advertising revenues and associated expenses, (2) the closure of movie theaters and postponement of theatrical releases, leading to lower content revenues and associated expenses, (3) the imposition of travel restrictions, driving significantly lower international wireless roaming services that do not have a directly correlated expense reduction and most significantly impact profitability and (4) closures of retail stores, contributing to lower wireless equipment sales, with a corresponding reduction in equipment expense.

All subscriber counts at and for the period ended June 30, 2020, exclude customers who we have agreed not to terminate service under the FCC’s “Keep Americans Connected Pledge.” For reporting purposes, we count the following nonpaying subscribers as if they had disconnected, even though they are still receiving service:

• Postpaid subscribers totaling 466,0000 (including 338,000 postpaid phone) in the second quarter and 521,000 (including 382,000 postpaid phone) for the first six months;

• Premium TV connections totaling 91,000 in the second quarter and 157,000 for the first six months; and

• Broadband connections totaling 159,000 (including 48,000 fiber) in the second quarter and 194,000 (including 58,000 fiber) for the first six months.

The economic effects of the pandemic and resulting societal changes are currently not predictable. There are a number of uncertainties that could impact our future results of operations, including the effectiveness of COVID-19 mitigation measures; the duration of the pandemic; global economic conditions; changes to our operations; changes in consumer confidence, behaviors and spending; work from home trends; and the sustainability of supply chains. We expect operating results and cash flows to continue to be adversely impacted by COVID-19 for at least the duration of the pandemic. We expect our third-quarter results to be impacted by the following:

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

• The shift in timing of advertising revenues from the postponement, restarting or cancellation of sporting events and the related timing of the sports costs;

• Lower revenues from the closure of movie theaters and postponement of theatrical releases, partially offset by lower production and marketing costs, and other programming expenses;

• The decline in revenues from international roaming wireless services due to reduced travel;

• Higher expenses to protect front-line employees, contractors and customers; and

• The continued transition of customers to our fiber broadband services and the acceleration of the disconnection of linear TV services due to the pandemic.

RESULTS OF OPERATIONS

Consolidated Results Our financial results are summarized in the discussions that follow. Additional analysis is discussed in our “Segment Results” section. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating Revenues
Service	$37,051	$41,023	(9.7)%	$75,934	$81,707	(7.1)%
Equipment	3,899	3,934	(0.9)	7,795	8,077	(3.5)
Total Operating Revenues	40,950	44,957	(8.9)	83,729	89,784	(6.7)

Operating expenses
Operations and support	30,133	30,356	(0.7)	58,204	60,744	(4.2)
Depreciation and amortization	7,285	7,101	2.6	14,507	14,307	1.4
Total Operating Expenses	37,418	37,457	(0.1)	72,711	75,051	(3.1)
Operating Income	3,532	7,500	(52.9)	11,018	14,733	(25.2)
Interest expense	2,041	2,149	(5.0)	4,059	4,290	(5.4)
Equity in net income (loss)
of affiliates	(10)	40	-	(16)	33	-
Other income (expense) – net	1,017	(318)	-	1,820	(32)	-
Income Before Income Taxes	2,498	5,073	(50.8)	8,763	10,444	(16.1)
Net Income	1,563	3,974	(60.7)	6,526	8,322	(21.6)
Net Income Attributable to AT&T	1,281	3,713	(65.5)	5,891	7,809	(24.6)
Net Income Attributable to
Common Stock	$1,229	$3,713	(66.9)%	$5,807	$7,809	(25.6)%

Operating revenues decreased in the second quarter and in the first six months of 2020, driven by declines in our WarnerMedia, Communications and Latin America segments. Lower WarnerMedia segment revenues reflect lower advertising revenue from cancelled and postponed live sports programming and lower revenue due to postponed theatrical releases. Communications segment revenue declines were driven by continued declines in video and legacy services, and lower wireless revenues from the imposition of international travel restrictions and closure of retail stores. Latin America segment revenue declines were primarily due to foreign exchange rate pressure and store closures related to COVID-19. Partially offsetting these decreases were revenue increases in strategic and managed business service in our Communications segment.

Operations and support expenses decreased in the second quarter and in the first six months of 2020. The decreases were driven by lower broadcast and programming costs in our Communications and WarnerMedia segments. Expense declines in the first six months were also driven by a noncash gain of $900 on a spectrum transaction, reduced wireless equipment costs

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts resulting from lower device sales and our continued focus on cost management. Partially offsetting expense declines were charges for a goodwill impairment at our Vrio business unit, employee separation charges and incremental costs related to COVID-19, including increased first-quarter 2020 bad debt expense. As part of our cost and efficiency initiatives, we expect operations and support expense improvements to continue as we size our operations to reflect the new economic activity level.

Depreciation and amortization expense increased in the second quarter and for the first six months of 2020.

Depreciation expense increased $36, or 0.7% in the second quarter and $65, or 0.6% for the first six months of 2020, primarily due to ongoing capital spend for network upgrades and expansion in our Communications segment.

Amortization expense increased $148, or 7.1% in the second quarter and $135, or 3.2% for the first six months of 2020 primarily due to the amortization of orbital slot licenses, which began in the first quarter of 2020 (see Note 1).

Operating income decreased in the second quarter and the first six months of 2020. Our operating income margin for the second quarter decreased from 16.7% in 2019 to 8.6% in 2020 and for the first six months decreased from 16.4% in 2019 to 13.2% in 2020.

Interest expense decreased in the second quarter and first six months of 2020, primarily due to lower debt balances and interest rates.

Equity in net income of affiliates decreased in the second quarter and for the first six months of 2020, reflecting changes in our investment portfolio, including our second-quarter 2020 acquisition of the remaining interest in HBO Latin America Group (HBO LAG).

Other income (expense) – net increased in the second quarter and for the first six months of 2020. The increases were primarily due to the recognition of actuarial losses in 2019, with no comparable interim remeasurement in 2020, totaling $1,699 and $2,131 in the second quarter and for the first six months of 2019, respectively, and higher prior service credit amortization in 2020 (see Note 6). The increase was partially offset by the write-off of certain investments in 2020 and the second-quarter 2019 gain on sale of our interest in Hulu.

Income taxes decreased in the second quarter and increased for the first six months of 2020. The decrease in income tax expense in the second quarter was primarily attributable to lower income before tax.

Our effective tax rate was 37.5% for the second quarter and 25.5% for the first six months of 2020, versus 21.7% and 20.3% for the comparable year-prior periods, respectively. The increases in our effective tax rates were primarily due to the Vrio goodwill impairment, which is not deductible for tax purposes.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

COMMUNICATIONS SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Mobility	$17,149	$17,292	(0.8)%	$34,551	$34,655	(0.3)%
Entertainment Group	10,069	11,368	(11.4)	20,584	22,696	(9.3)
Business Wireline	6,374	6,607	(3.5)	12,706	13,085	(2.9)
Total Segment Operating Revenues	33,592	35,267	(4.7)	67,841	70,436	(3.7)

Segment Operating Contribution
Mobility	5,805	5,767	0.7	11,593	11,076	4.7
Entertainment Group	1,030	1,514	(32.0)	2,365	2,992	(21.0)
Business Wireline	1,277	1,390	(8.1)	2,357	2,614	(9.8)
Total Segment Operating Contribution	$8,112	$8,671	(6.4)%	$16,315	$16,682	(2.2)%

Selected Subscribers and Connections
	June 30,
(000s)	2020	2019
Mobility Subscribers[1]	171,407	158,622
Total domestic broadband connections[1]	15,201	15,698
Network access lines in service	7,878	9,207
U-verse VoIP connections	4,058	4,766
[1]	Excludes 521 wireless and 194 broadband customers who we have agreed not to terminate service under the FCC's "Keep Americans
Connected Pledge," which was implemented March 13, 2020.

Operating revenues decreased in the second quarter and for the first six months of 2020, driven by declines in each of our business units, Entertainment Group, Business Wireline and Mobility. The decreases reflect the continued shift away from linear video and legacy services, lower wireless service revenues from a decline in international travel and waived fees, and suppressed equipment sales in the first quarter of 2020 attributable to store closures. Partially offsetting these declines was growth in our prepaid subscriber base.

Operating contribution decreased in the second quarter and for the first six months of 2020, reflecting declines in our Business Wireline and Entertainment Group business units, largely offset by improvement in our Mobility business unit. Our Communications segment operating income margin in the second quarter decreased from 24.6% in 2019 to 24.1% in 2020 and for the first six months increased from 23.7% in 2019 to 24.0% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Communications Business Unit Discussion
Mobility Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Service	$13,669	$13,824	(1.1)%	$27,637	$27,453	0.7%
Equipment	3,480	3,468	0.3	6,914	7,202	(4.0)
Total Operating Revenues	17,149	17,292	(0.8)	34,551	34,655	(0.3)

Operating expenses
Operations and support	9,332	9,522	(2.0)	18,901	19,563	(3.4)
Depreciation and amortization	2,012	2,003	0.4	4,057	4,016	1.0
Total Operating Expenses	11,344	11,525	(1.6)	22,958	23,579	(2.6)
Operating Income	5,805	5,767	0.7	11,593	11,076	4.7
Equity in Net Income (Loss)
of Affiliates	-	-	-	-	-	-
Operating Contribution	$5,805	$5,767	0.7%	$11,593	$11,076	4.7%

The following tables highlight other key measures of performance for Mobility:

Subscribers
	June 30,		Percent
(in 000s)	2020	2019	Change
Postpaid	74,919	75,478	(0.7)%
Prepaid	18,008	17,434	3.3
Reseller	6,718	7,323	(8.3)
Connected devices[1]	71,762	58,387	22.9
Total Mobility Subscribers[2]	171,407	158,622	8.1%
[1]			Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems.
[2]			Excludes 521 customers who we have agreed not to terminate service under the FCC's "Keep Americans Connected Pledge."

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Postpaid Phone Net Additions	(151)	74	-%	12	153	(92.2)%
Total Phone Net Additions	(16)	357	-	104	525	(80.2)

Postpaid[2,5]	(154)	(146)	(5.5)	(127)	(353)	64.0
Prepaid	165	341	(51.6)	120	442	(72.9)
Reseller	(58)	(204)	71.6	(248)	(446)	44.4
Connected devices[3]	2,255	3,959	(43.0)	5,773	7,047	(18.1)
Mobility Net Subscriber Additions[1,5]	2,208	3,950	(44.1)%	5,518	6,690	(17.5)%

Postpaid Churn[4,5]	1.05	1.07	(2) BP	1.06	1.12	(6) BP
Postpaid Phone-Only Churn[4,5]	0.84	0.86	(2) BP	0.85	0.89	(4) BP
[1]			Excludes acquisition-related additions during the period.
[2]			In addition to postpaid phones, includes tablets and wearables and other. Tablet net (losses) were (159) and (357) for the three months and (426) and (767) for the six months ended June 30, 2020 and 2019, respectively. Wearables and other net adds were 155 and 137 for the three months and 287 and 264 for the six months ended June 30, 2020 and 2019, respectively.
[3]			Includes data-centric devices such as session-based tablets, monitoring devices and primarily wholesale automobile systems. Excludes postpaid tablets.
[4]			Calculated by dividing the aggregate number of wireless subscribers who canceled service during a month divided by the total number of wireless subscribers at the beginning of that month. The churn rate for the period is equal to the average of the churn rate for each month of that period.
[5]			The second quarter and six-month period ended June 30, 2020, exclude 466 (338 phone) and 521 (382 phone), respectively, who we have agreed not to terminate service under the FCC’s “Keep Americans Connected Pledge.” The second quarter and six-month period ended June 30, 2020, postpaid churn includes 21 bps (18 bps phone) and 22 bps (19 bps phone) pressure for these customers.

Service revenue decreased in the second quarter and increased for the first six months of 2020. The second quarter decrease is due to lower roaming revenue from decreased international travel and waived fees, reflecting a full quarter of pandemic-related impacts. Revenues from the first six months were not as affected by the pandemic, with approximately 15 days of impact in the first quarter. Increases in postpaid phone average revenue per subscriber (ARPU) and gains in prepaid subscribers, largely offset by impacts of the pandemic for the first six months.

ARPU

Postpaid ARPU decreased in the second quarter and increased for the first six months. ARPU during 2020 has been pressured by the decline in international roaming revenues and waived fees.

Churn

The effective management of subscriber churn is critical to our ability to maximize revenue growth and to maintain and improve margins. Postpaid churn and postpaid phone-only churn were lower in the first six months due to migrations to unlimited plans, continued network improvements and industry-wide store closures from COVID-19, partially offset by higher accrual for subscriber disconnections under the “Keep Americans Connected Pledge.”

Equipment revenue was stable in the second quarter and decreased for the first six months of 2020 driven by lower postpaid smartphone sales reflecting store closures.

Operations and support expenses decreased in the second quarter and for the first six months of 2020. The decreases were primarily due to higher bad debt expense in 2019 resulting from prior-year charges in response to credit easing policies, cost initiatives and asset optimization, and lower marketing and sales costs, partially offset by higher commission deferral

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts amortization, including the impacts of second-quarter 2020 updates to extend the expected economic life of our Mobility customers.

Depreciation expense increased in the second quarter and for the first six months of 2020 primarily due to ongoing capital spending for network upgrades and expansion partially offset by fully depreciated assets.

Operating income increased in the second quarter and for the first six months of 2020. Our Mobility operating income margin in the second quarter increased from 33.4% in 2019 to 33.9% in 2020, and for the first six months increased from 32.0% in 2019 to 33.6% in 2020. Our Mobility EBITDA margin in the second quarter increased from 44.9% in 2019 to 45.6% in 2020, and for the first six months increased from 43.5% in 2019 to 45.3% in 2020. EBITDA is defined as operating contribution excluding equity in net income (loss) of affiliates and depreciation and amortization.

Subscriber Relationships

As the wireless industry has matured, future wireless growth will depend on our ability to offer innovative services, plans and devices that take advantage of our premier 5G wireless network, which recently went nationwide (in July 2020), and to provide these services in bundled product offerings. Subscribers that purchase two or more services from us have significantly lower churn than subscribers that purchase only one service. To support higher mobile data usage, our priority is to best utilize a wireless network that has sufficient spectrum and capacity to support these innovations on as broad a geographic basis as possible.

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

Connected Devices

Connected devices include data-centric devices such as wholesale automobile systems, monitoring devices, fleet management and session-based tablets. The number of connected device subscribers increased in 2020, and during the second quarter and for the first six months of 2020, we added approximately 1.3 million and 3.6 million wholesale connected cars through agreements with various carmakers, and experienced strong growth in other Internet of Things (IoT) connections. We believe that these connected car agreements give us the opportunity to create future retail relationships with the car owners.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Entertainment Group Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Video entertainment	$6,976	$8,035	(13.2)%	$14,371	$16,109	(10.8)%
High-speed internet	2,092	2,109	(0.8)	4,201	4,179	0.5
Legacy voice and data services	560	658	(14.9)	1,141	1,341	(14.9)
Other service and equipment	441	566	(22.1)	871	1,067	(18.4)
Total Operating Revenues	10,069	11,368	(11.4)	20,584	22,696	(9.3)

Operating expenses
Operations and support	7,730	8,515	(9.2)	15,621	17,042	(8.3)
Depreciation and amortization	1,309	1,339	(2.2)	2,598	2,662	(2.4)
Total Operating Expenses	9,039	9,854	(8.3)	18,219	19,704	(7.5)
Operating Income	1,030	1,514	(32.0)	2,365	2,992	(21.0)
Equity in Net Income (Loss)
of Affiliates	-	-	-	-	-	-
Operating Contribution	$1,030	$1,514	(32.0)%	$2,365	$2,992	(21.0)%

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Entertainment Group:

Connections
				June 30,		Percent
(in 000s)				2020	2019	Change
Video Connections
Premium TV1				17,690	21,581	(18.0)%
AT&T TV Now				720	1,340	(46.3)
Total Video Connections				18,410	22,921	(19.7)

Total Broadband Connections				13,944	14,420	(3.3)
Fiber Broadband Connections				4,321	3,378	27.9

Retail Consumer Switched Access Lines				3,096	3,630	(14.7)
U-verse Consumer VoIP Connections				3,480	4,211	(17.4)
Total Retail Consumer Voice Connections				6,576	7,841	(16.1)%
[1]			Excludes 157 premium TV and 194 broadband connections who we have agreed not to terminate service under the FCC's "Keep
Americans Connected Pledge."

Net Additions
	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Video Net Additions
Premium TV1	(886)	(778)	(13.9)%	(1,783)	(1,322)	(34.9)%
AT&T TV Now	(68)	(168)	59.5	(206)	(251)	17.9
Net Video Additions[1]	(954)	(946)	(0.8)	(1,989)	(1,573)	(26.4)

Net Broadband Additions[1]	(102)	(34)	-	(175)	11	-
Fiber Broadband Net Additions	225	318	(29.2)%	434	615	(29.4)%
[1]			The second quarter and six-month period ended June 30, 2020, exclude 91 and 157 premium TV and 159 and 194 broadband (48 and 58 fiber) connections, respectively, who we have agreed not to terminate service under the FCC's "Keep Americans Connected Pledge."

Video entertainment revenues are comprised of subscription and advertising revenues. Revenues decreased in the second quarter and for the first six months of 2020, largely driven by a decline in premium TV and OTT subscribers as we continue to focus on retention of existing subscribers with a particular focus on our high-value subscribers, and lower subscription-based advertising revenues driven by impacts of the pandemic. Consistent with the rest of the industry, our customers continue to shift from a premium linear service to more economically priced OTT and subscription video on demand services, which has pressured our video revenues.

High-speed internet revenues decreased in the second quarter and increased for the first six months of 2020. The decrease in the second quarter was driven by a decline in the average subscriber base, partially offset by higher ARPU. The increase for the six months reflects higher ARPU resulting from an increase in high-speed fiber and pricing.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2020, reflecting the continued decline in the number of customers.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Operations and support expenses decreased in the second quarter and for the first six months of 2020. Contributing to the decreases were lower content and selling costs largely due to fewer subscribers, lower marketing costs and our ongoing focus on cost initiatives. Partially offsetting the decreases were annual content rate increases, higher amortization of fulfillment cost deferrals, including the impact of second-quarter 2020 updates to decrease the estimated economic life for our Entertainment Group customers, and pandemic-related compassion payments.

Depreciation expense decreased in the second quarter and for the first six months of 2020 due to network assets becoming fully depreciated. Partially offsetting the decreases was ongoing capital spending for network upgrades and expansion.

Operating income decreased in the second quarter and for the first six months of 2020. Our Entertainment Group operating income margin in the second quarter decreased from 13.3% in 2019 to 10.2% in 2020, and for the first six months decreased from 13.2% in 2019 to 11.5% in 2020. Our Entertainment Group EBITDA margin in the second quarter decreased from 25.1% in 2019 to 23.2% in 2020, and for the first six months decreased from 24.9% in 2019 to 24.1% in 2020.

Business Wireline Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Strategic and managed services	$3,943	$3,834	2.8%	$7,822	$7,613	2.7%
Legacy voice and data services	2,067	2,324	(11.1)	4,196	4,721	(11.1)
Other service and equipment	364	449	(18.9)	688	751	(8.4)
Total Operating Revenues	6,374	6,607	(3.5)	12,706	13,085	(2.9)

Operating expenses
Operations and support	3,779	3,975	(4.9)	7,730	8,007	(3.5)
Depreciation and amortization	1,318	1,242	6.1	2,619	2,464	6.3
Total Operating Expenses	5,097	5,217	(2.3)	10,349	10,471	(1.2)
Operating Income	1,277	1,390	(8.1)	2,357	2,614	(9.8)
Equity in Net Income (Loss)
of Affiliates	-	-	-	-	-	-
Operating Contribution	$1,277	$1,390	(8.1)%	$2,357	$2,614	(9.8)%

Strategic and managed services revenues increased in the second quarter and for the first six months of 2020. Our strategic services are made up of (1) data services, including our VPN, dedicated internet ethernet and broadband, (2) voice service, including VoIP and cloud-based voice solutions, (3) security and cloud solutions, and (4) managed, professional and outsourcing services. Revenue increases were primarily attributable to growth in our security and cloud solutions, dedicated internet and managed services and also includes the impact of higher demand for connectivity due to the pandemic.

Legacy voice and data service revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower demand as customers continue to shift to our more advanced IP-based offerings or our competitors.

Other service and equipment revenues decreased in the second quarter and for the first six months of 2020, reflecting prior-year licensing of intellectual property assets. Revenue trends are impacted by the licensing of intellectual property assets, which vary from period-to-period. Other service revenues include project-based revenue, which is nonrecurring in nature, as well as revenues from customer premises equipment.

Operations and support expenses decreased in the second quarter and for the first six months of 2020, primarily due to our continued efforts to drive efficiencies in our network operations through automation and reductions in customer support expenses through digitization.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Depreciation expense increased in the second quarter and for the first six months of 2020, primarily due to increases in capital spending for network upgrades and expansion.

Operating income decreased in the second quarter and for the first six months of 2020. Our Business Wireline operating income margin in the second quarter decreased from 21.0% in 2019 to 20.0% in 2020, and for the first six months decreased from 20.0% in 2019 to 18.6% in 2020. Our Business Wireline EBITDA margin in the second quarter increased from 39.8% in 2019 to 40.7% in 2020, and for the first six months increased from 38.8% in 2019 to 39.2% in 2020.

WARNERMEDIA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Turner	$2,988	$3,410	(12.4)%	$6,150	$6,853	(10.3)%
Home Box Office	1,627	1,716	(5.2)	3,124	3,226	(3.2)
Warner Bros.	3,256	3,389	(3.9)	6,496	6,907	(6.0)
Eliminations and other	(1,057)	320	-	(1,108)	654	-
Total Segment Operating Revenues	6,814	8,835	(22.9)	14,662	17,640	(16.9)

Cost of revenues
Turner	965	1,796	(46.3)	2,285	3,476	(34.3)
Home Box Office	1,095	839	30.5	1,911	1,509	26.6
Warner Bros.	2,233	2,492	(10.4)	4,579	4,922	(7.0)
Selling, general and administrative	1,324	1,344	(1.5)	2,788	2,716	2.7
Eliminations and other	(883)	(35)	-	(1,142)	(34)	-
Depreciation and amortization	167	104	60.6	330	260	26.9
Total Operating Expenses	4,901	6,540	(25.1)	10,751	12,849	(16.3)
Operating Income	1,913	2,295	(16.6)	3,911	4,791	(18.4)
Equity in Net Income (Loss) of Affiliates	4	55	(92.7)	19	122	(84.4)
Total Segment Operating Contribution	$1,917	$2,350	(18.4)%	$3,930	$4,913	(20.0)%

Our WarnerMedia segment includes our Turner, Home Box Office (HBO) and Warner Bros. business units. The order of presentation reflects the consistency of revenue streams, rather than overall magnitude as that is subject to timing and frequency of studio releases.

Operating revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower advertising revenues from the postponement or cancellation of televised sporting events at Turner; lower theatrical product revenues, reflecting the pandemic-related closure of movie theaters and postponement of theatrical releases, and unfavorable programming comparisons, including strong carryover revenues in the first quarter of 2019 at Warner Bros.; and lower linear subscription revenue at HBO.

Operating contribution decreased in the second quarter and for the first six months of 2020. The WarnerMedia segment operating income margin in the second quarter increased from 26.0% in 2019 to 28.1% in 2020 and for the first six months decreased from 27.2% in 2019 to 26.7% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

WarnerMedia Business Unit Discussion
Turner Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Subscription	$1,804	$1,943	(7.2)%	$3,853	$3,908	(1.4)%
Advertising	796	1,266	(37.1)	1,753	2,527	(30.6)
Content and other	388	201	93.0	544	418	30.1
Total Operating Revenues	2,988	3,410	(12.4)	6,150	6,853	(10.3)

Operating expenses
Cost of revenues	965	1,796	(46.3)	2,285	3,476	(34.3)
Selling, general and administrative	382	421	(9.3)	772	877	(12.0)
Depreciation and amortization	69	39	76.9	138	99	39.4
Total Operating Expenses	1,416	2,256	(37.2)	3,195	4,452	(28.2)
Operating Income	1,572	1,154	36.2	2,955	2,401	23.1
Equity in Net Income (Loss) of Affiliates	-	11	-	6	36	(83.3)
Operating Contribution	$1,572	$1,165	34.9%	$2,961	$2,437	21.5%

Operating revenues decreased in the second quarter and for the first six months of 2020, primarily due to decreases in advertising revenue largely resulting from the postponement of the NBA season and the cancellation of the NCAA Division I Men’s Basketball Tournament, in the first quarter of 2020. Subscription revenue declines reflect lower regional sports network revenue and unfavorable exchange rates. These decreases were partially offset by higher content and other revenue, including internal sales to HBO Max, which are eliminated in consolidation within the WarnerMedia segment.

Cost of revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower programming costs, including a decline of approximately $850 in the second quarter and $1,125 for the first six months in sports costs resulting from the postponement of the NBA season, the cancellation of the NCAA tournament and other smaller items.

Selling, general and administrative decreased in the second quarter and for the first six months of 2020, primarily due to lower marketing costs.

Operating income increased in the second quarter and for the first six months of 2020. Our Turner operating income margin in the second quarter increased from 33.8% in 2019 to 52.6% in 2020, and for the first six months increased from 35.0% in 2019 to 48.0% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Home Box Office Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Subscription	$1,441	$1,516	(4.9)%	$2,779	$2,850	(2.5)%
Content and other	186	200	(7.0)	345	376	(8.2)
Total Operating Revenues	1,627	1,716	(5.2)	3,124	3,226	(3.2)

Operating expenses
Cost of revenues	1,095	839	30.5	1,911	1,509	26.6
Selling, general and administrative	394	292	34.9	631	543	16.2
Depreciation and amortization	25	12	-	46	34	35.3
Total Operating Expenses	1,514	1,143	32.5	2,588	2,086	24.1
Operating Income	113	573	(80.3)	536	1,140	(53.0)
Equity in Net Income (Loss) of Affiliates	(5)	15	-	15	30	(50.0)
Operating Contribution	$108	$588	(81.6)%	$551	$1,170	(52.9)%

Operating revenues decreased in the second quarter and for the first six months of 2020, primarily due to decreases in subscription revenue resulting from domestic linear subscriber decline, including Cinemax depackaging, partially offset by growth in digital and international, including HBO Latin America Group, following our May 2020 acquisition of the remaining interest in this entity. At June 30, 2020, we had 36.3 million U.S. subscribers from HBO Max and HBO, up from 34.6 million at December 31, 2019.

Cost of revenues increased in the second quarter and for the first six months of 2020, primarily due to higher programming costs and expenses related to HBO Max.

Selling, general and administrative increased in the second quarter and for the first six months of 2020, primarily due to higher marketing costs associated with HBO Max.

Operating income decreased in the second quarter and for the first six months of 2020. Our HBO operating income margin in the second quarter decreased from 33.4% in 2019 to 6.9% in 2020, and for the first six months decreased from 35.3% in 2019 to 17.2% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Warner Bros. Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues
Theatrical product	$1,029	$1,527	(32.6)%	$2,135	$3,033	(29.6)%
Television product	1,876	1,310	43.2	3,645	2,923	24.7
Games and other	351	552	(36.4)	716	951	(24.7)
Total Operating Revenues	3,256	3,389	(3.9)	6,496	6,907	(6.0)

Operating expenses
Cost of revenues	2,233	2,492	(10.4)	4,579	4,922	(7.0)
Selling, general and administrative	350	426	(17.8)	954	915	4.3
Depreciation and amortization	40	31	29.0	81	83	(2.4)
Total Operating Expenses	2,623	2,949	(11.1)	5,614	5,920	(5.2)
Operating Income	633	440	43.9	882	987	(10.6)
Equity in Net Income (Loss) of Affiliates	(19)	-	-	(27)	6	-
Operating Contribution	$614	$440	39.5%	$855	$993	(13.9)%

Operating revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower theatrical product resulting from the absence of theatrical releases in the second quarter of 2020 and, for the six months, unfavorable comparisons to the prior year, which included, in 2019, carryover revenues from the theatrical release of Aquaman. Games and other revenue declines were primarily due to unfavorable games comparison to the prior year, which included the release of Mortal Kombat 11, and other revenue decreased due to reduced studio operations. Partially offsetting these decreases were higher television product revenues, driven by licensing, including internal sales to HBO Max, partially offset by lower initial telecast revenues resulting from pandemic-related television production delays.

Cost of revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower marketing of theatrical product, partially offset by incremental costs incurred due to the production hiatus.

Selling, general and administrative decreased in the second quarter and increased for the first six months of 2020. The decrease in the quarter was primarily due to lower distribution fees and favorable collection experience that allowed us to reduce our first quarter bad debt estimates for COVID-19. The increase for the six months primarily resulted from higher first-quarter pandemic-related bad debt expense and other charges.

Operating income increased in the second quarter and decreased for the first six months of 2020. Our Warner Bros. operating income margin in the second quarter increased from 13.0% in 2019 to 19.4% in 2020, and for the first six months decreased from 14.3% in 2019 to 13.6% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

LATIN AMERICA SEGMENT	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Segment Operating Revenues
Vrio	$752	$1,032	(27.1)%	$1,639	$2,099	(21.9)%
Mexico	480	725	(33.8)	1,183	1,376	(14.0)
Total Segment Operating Revenues	1,232	1,757	(29.9)	2,822	3,475	(18.8)

Segment Operating Contribution
Vrio	(28)	(2)	-	(67)	30	-
Mexico	(173)	(207)	16.4	(318)	(412)	22.8
Total Segment Operating Contribution	$(201)	$(209)	3.8%	$(385)	$(382)	(0.8)%

Operating Results

Our Latin America operations conduct business in their local currency and operating results are converted to U.S. dollars using official exchange rates, subjecting results to foreign currency fluctuations. In May 2020, we found it necessary to close our DIRECTV operations in Venezuela due to political instability in the country and to comply with sanctions of the U.S. government.

Operating revenues decreased in the second quarter and for the first six months of 2020 primarily driven by foreign exchange pressures and the impact of COVID-19.

Operating contribution increased in the second quarter and decreased for the first six months of 2020, reflecting foreign exchange pressures and the impact of COVID-19. Our Latin America segment operating income margin in the second quarter decreased from (12.6)% in 2019 to (17.0)% in 2020, and for the first six months decreased from (11.3)% in 2019 to (14.1)% in 2020.

Latin America Business Unit Discussion
Vrio Results
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating revenues	$752	$1,032	(27.1)%	$1,639	$2,099	(21.9)%

Operating expenses
Operations and support	661	881	(25.0)	1,444	1,747	(17.3)
Depreciation and amortization	127	165	(23.0)	274	334	(18.0)
Total Operating Expenses	788	1,046	(24.7)	1,718	2,081	(17.4)
Operating Income	(36)	(14)	-	(79)	18	-
Equity in Net Income (Loss)
of Affiliates	8	12	(33.3)	12	12	-
Operating Contribution	$(28)	$(2)	-%	$(67)	$30	-%

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Vrio:

				June 30,		Percent
(in 000s)				2020	2019	Change
Vrio Video Subscribers				10,664	13,473	(20.8)%

	Second Quarter			Six -Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Vrio Video Net Additions[1]	(312)	(111)	-%	(426)	(143)	-%
[1]			The second-quarter and six-month period ended June 30, 2020, exclude the impact of 2.2 million subscriber disconnections resulting from the closure of our DIRECTV operations in Venezuela.

Operating revenues decreased in the second quarter and for the first six months of 2020, primarily driven by foreign exchange and COVID-19 pressures.

Operations and support expenses decreased in the second quarter and for the first six months of 2020, primarily driven by foreign exchange and COVID-19 pressures. Approximately 21% of Vrio expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation expense decreased in the second quarter and for the first six months of 2020, primarily due to changes in foreign exchange rates.

Operating income decreased in the second quarter and for the first six months of 2020. Our Vrio operating income margin in the second quarter decreased from (1.4)% in 2019 to (4.8)% in 2020, and for the first six months decreased from 0.9% in 2019 to (4.8)% in 2020. Our Vrio EBITDA margin in the second quarter decreased from 14.6% in 2019 to 12.1% in 2020, and for the first six months decreased from 16.8% in 2019 to 11.9% in 2020.

Mexico Results
	Second Quarter			Six-Month Period
	2020	2019	Percent Change	2020	2019	Percent Change
Operating revenues
Service	$345	$479	(28.0)%	$812	$921	(11.8)%
Equipment	135	246	(45.1)	371	455	(18.5)
Total Operating Revenues	480	725	(33.8)	1,183	1,376	(14.0)

Operating expenses
Operations and support	538	813	(33.8)	1,252	1,538	(18.6)
Depreciation and amortization	115	119	(3.4)	249	250	(0.4)
Total Operating Expenses	653	932	(29.9)	1,501	1,788	(16.1)
Operating Income (Loss)	(173)	(207)	16.4	(318)	(412)	22.8
Equity in Net Income (Loss)
of Affiliates	-	-	-	-	-	-
Operating Contribution	$(173)	$(207)	16.4%	$(318)	$(412)	22.8%

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

The following tables highlight other key measures of performance for Mexico:

				June 30,		Percent
(in 000s)				2020	2019	Change
Mexico Wireless Subscribers
Postpaid				4,771	5,489	(13.1)%
Prepaid				12,777	12,180	4.9
Reseller				425	352	20.7
Total Mexico Wireless Subscribers				17,973	18,021	(0.3)%

	Second Quarter			Six-Month Period
			Percent			Percent
(in 000s)	2020	2019	Change	2020	2019	Change
Mexico Wireless Net Additions[1]
Postpaid	(191)	(153)	(24.8)%	(332)	(222)	(49.5)%
Prepaid	(915)	401	-	(807)	515	-
Reseller	21	51	(58.8)	53	99	(46.5)
Mexico Wireless Net Additions	(1,085)	299	-%	(1,086)	392	-%
[1]			The second-quarter and six-month period ended June 30, 2020, exclude the impact of 101 subscriber disconnections resulting from conforming our policy on reporting of fixed wireless resellers.

Service revenues decreased in the second quarter and for the first six months of 2020, primarily due to foreign exchange pressures, as well as lower volumes and store traffic related to COVID-19.

Equipment revenues decreased in the second quarter and for the first six months of 2020, primarily due to lower equipment sales volumes related to COVID-19 and foreign exchange rates.

Operations and support expenses decreased in the second quarter and for the first six months of 2020, primarily due to changes in foreign exchange rates and lower equipment sales. Approximately 8% of Mexico expenses are U.S. dollar based, with the remainder in the local currency.

Depreciation and amortization expense decreased in the second quarter and for the first six months of 2020, primarily due to foreign exchange pressures.

Operating income increased in the second quarter and first six months of 2020. Our Mexico operating income margin in the second quarter decreased from (28.6)% in 2019 to (36.0)% in 2020, and for the first six months increased from (29.9)% in 2019 to (26.9)% in 2020. Our Mexico EBITDA margin in the second quarter was stable at (12.1)% in 2019 and 2020, and for the first six months increased from (11.8)% in 2019 to (5.8)% in 2020.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

SUPPLEMENTAL TOTAL ADVERTISING REVENUE INFORMATION

As a supplemental presentation, we are providing a view of total advertising revenues generated by AT&T. See revenue categories tables in Note 5 for a reconciliation.

Total Advertising Revenues
	Second Quarter			Six-Month Period
			Percent			Percent
	2020	2019	Change	2020	2019	Change
Operating Revenues
Turner	$796	$1,266	(37.1)%	$1,753	$2,527	(30.6)%
Entertainment Group	294	399	(26.3)	707	749	(5.6)
Xandr	362	485	(25.4)	851	911	(6.6)
Other	75	90	(16.7)	173	175	(1.1)
Eliminations	(294)	(399)	26.3	(707)	(749)	5.6
Total Advertising Revenues	$1,233	$1,841	(33.0)%	$2,777	$3,613	(23.1)%

SUPPLEMENTAL COMMUNICATIONS OPERATING INFORMATION

As a supplemental presentation to our Communications segment operating results, we are providing a view of our AT&T Business Solutions results which includes both wireless and wireline operations. This combined view presents a complete profile of the entire business customer relationship and underscores the importance of mobile solutions to serving our business customers. Results have been recast to conform to the current period's classification of consumer and business wireless subscribers. See “Discussion and Reconciliation of Non-GAAP Measure” for a reconciliation of these supplemental measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Business Solutions Results
	Second Quarter			Six-Month Period
	2020	2019	Percent Change	2020	2019	Percent Change

Operating revenues
Wireless service	$1,884	$1,881	0.2%	$3,833	$3,658	4.8%
Strategic and managed services	3,943	3,834	2.8	7,822	7,613	2.7
Legacy voice and data services	2,067	2,324	(11.1)	4,196	4,721	(11.1)
Other service and equipment	364	449	(18.9)	688	751	(8.4)
Wireless equipment	585	617	(5.2)	1,295	1,207	7.3
Total Operating Revenues	8,843	9,105	(2.9)	17,834	17,950	(0.6)

Operating expenses
Operations and support	5,424	5,512	(1.6)	11,134	11,126	0.1
Depreciation and amortization	1,637	1,545	6.0	3,262	3,070	6.3
Total Operating Expenses	7,061	7,057	0.1	14,396	14,196	1.4
Operating Income	1,782	2,048	(13.0)	3,438	3,754	(8.4)
Equity in Net Income (Loss)
of Affiliates	-	-	-	-	-	-
Operating Contribution	$1,782	$2,048	(13.0)%	$3,438	$3,754	(8.4)%

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

OTHER BUSINESS MATTERS

Spectrum Auction In March 2020, we were the winning bidder of high-frequency 37/39 GHz licenses in FCC Auction 103 covering an average of 786 MHz nationwide for approximately $2,400. Prior to the auction, we exchanged the 39 GHz licenses with a book value of approximately $300 that were previously acquired through FiberTower Corporation for vouchers to be applied against the winning bids and recorded a $900 gain in the first quarter of 2020. These vouchers yielded a value of approximately $1,200 which was applied toward our $2,400 gross bids. We made our final payment of approximately $950 for the Auction 103 payment in April 2020. The FCC granted the licenses in June 2020.

Labor Contracts As of June 30, 2020, we employed approximately 243,000 persons. Approximately 40% of our employees are represented by the Communications Workers of America (CWA), the International Brotherhood of Electrical Workers (IBEW) or other unions. After expiration of the collective bargaining agreements, work stoppages or labor disruptions may occur in the absence of new contracts or other agreements being reached.

• A contract covering approximately 7,000 Mobility employees expired in February 2020. In March 2020, a new 4-year contract was ratified by employees and will expire in February 2024.

• A contract covering approximately 13,000 wireline employees in our West region expired in April 2020. In March 2020, a tentative agreement was reached on a new 4-year contract. The tentative agreement is subject to ratification by employees.

• A contract covering approximately 14,000 employees in the Southwest region scheduled to expire in April 2021 was extended 4 years and will now expire in April 2025.

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

Communications Segment

Internet The FCC currently classifies fixed and mobile consumer broadband services as information services, subject to light-touch regulation. The D.C. Circuit upheld the FCC’s current classification, although it remanded three discrete issues to the FCC for further consideration. No party sought Supreme Court review of the D.C. Circuit’s decision, so that decision is final, although the FCC’s consideration of the three issues remains pending.

Some states have adopted legislation or issued executive orders that would reimpose net neutrality rules repealed by the FCC. Suits have been filed concerning such laws in two states. In October 2016, the FCC adopted new rules governing the use of customer information by providers of broadband internet access service. Those rules were more restrictive in certain respects than those governing other participants in the internet economy, including so-called “edge” providers such as Google and

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

Facebook. In April 2017, the President signed a resolution passed by Congress repealing the new rules under the Congressional Review Act.

Privacy-related legislation has been considered or adopted in a number of states. Legislative and regulatory action and ballot initiatives could result in increased costs of compliance, claims against broadband internet access service providers and others, and increased uncertainty in the value and availability of data. Effective as of January 1, 2020, a California state law gives consumers the right to know what personal information is being collected about them, and whether and to whom it is sold or disclosed, and to access and request deletion of this information. Subject to certain exceptions, it also gives California consumers the right to opt out of the sale of personal information.

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

In December 2018, we introduced the nation’s first commercial mobile 5G service. In July 2020, we announced nationwide 5G coverage. We anticipate the introduction of 5G handsets and devices will contribute to a renewed interest in equipment upgrades.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

LIQUIDITY AND CAPITAL RESOURCES

We had $16,941 in “Cash and cash equivalents” available at June 30, 2020. “Cash and cash equivalents” included cash of $3,781 and money market funds and other cash equivalents of $13,160. Approximately $2,529 of our “Cash and cash equivalents” were held by our foreign entities in accounts predominantly outside of the U.S. and may be subject to restrictions on repatriation.

The Company's liquidity and capital resources were not materially impacted by COVID-19 and related economic conditions during the first six months of 2020. We will continue to monitor impacts on the COVID-19 pandemic on our liquidity and capital resources.

“Cash and cash equivalents” increased $4,811 since December 31, 2019. In the first six months of 2020, cash inflows were primarily provided by the cash receipts from operations, including cash from our sale and transfer of our receivables to third parties, and the issuances of commercial paper, long-term debt and cumulative preferred stock. These inflows were offset by cash used to meet the needs of the business, including, but not limited to, payment of operating expenses, spectrum acquisitions, debt repayments, funding capital expenditures and vendor financing payments, collateral posted to banks and other participants in derivative arrangements, share repurchase and dividends to stockholders.

Cash Provided by or Used in Operating Activities

During the first six months of 2020, cash provided by operating activities was $20,925, compared to $25,336 for the first six months of 2019. Lower operating cash flows in 2020 were primarily driven by lower incremental receivable securitization (see Note 9).

We actively manage the timing of our supplier payments for non-capital items to optimize the use of our cash. Among other things, we seek to make payments on 90-day or greater terms, while providing the suppliers with access to bank facilities that permit earlier payments at their cost. In addition, for payments to a key supplier, we have arrangements that allow us to extend payment terms up to 90 days at an additional cost to us (referred to as supplier financing). The net impact of supplier financing on cash from operating activities was to decrease working capital $1,452 and $496 for the six months ended June 30, 2020 and 2019, respectively. All supplier financing payments are due within one year.

Cash Used in or Provided by Investing Activities

For the first six months of 2020, cash used in investing activities totaled $10,278, and consisted primarily of $9,432 (including interest during construction) for capital expenditures, final payment of approximately $950 for wireless spectrum licenses won in Auction 103, and $141 for acquiring the remaining interest in HBO LAG.

For capital improvements, we have negotiated favorable vendor payment terms of 120 days or more (referred to as vendor financing) with some of our vendors, which are excluded from capital expenditures and reported as financing activities. For the first six months of 2020, vendor financing payments were $1,354, compared to $1,836 for the first six months of 2019. Capital expenditures in the first six months of 2020 were $9,432, and when including $1,354 cash paid for vendor financing and excluding $79 of FirstNet reimbursements, gross capital investment was $10,865 ($1,728 lower than the prior-year comparable period).

The vast majority of our capital expenditures are spent on our networks, including product development and related support systems. During the first six months, we placed $1,681 of equipment in service under vendor financing arrangements (compared to $1,265 in the prior-year comparable period) and approximately $640 of assets related to the FirstNet build (compared to $600 in the prior-year comparable period). The amount of capital expenditures is influenced by demand for services and products, capacity needs and network enhancements.

Cash Provided by or Used in Financing Activities

For the first six months of 2020, cash used in financing activities totaled $5,911 and was comprised of debt issuances and repayments, issuances of preferred stock, share repurchase, payments of dividends and required collateral deposits.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

During the first six months of 2020, debt issuances included proceeds of $8,440 in short-term borrowings and $21,060 of net proceeds from long-term debt. Borrowing activity consisted of approximately $2,940 in commercial paper draws and the following issuances:

Issued and redeemed in 2020:

• March draw of $750 on a private financing agreement (repaid in the second quarter).

• April draw of $5,500 on a term loan credit agreement with certain commercial banks and Bank of America, N.A., as lead agent (repaid in the second quarter).

Issued and outstanding in 2020:

• February issuance of $2,995 of 4.000% global notes due 2049.

• March borrowings of $665 from loan programs with export agencies of foreign governments to support network equipment purchases in those countries.

• May issuances totaling $12,500 in global notes, comprised of $2,500 of 2.300% global notes due 2027, $3,000 of 2.750% global notes due 2031, $2,500 of 3.500% global notes due 2041, $3,000 of 3.650% global notes due 2051 and $1,500 of 3.850% global notes due 2060.

• May issuances totaling €3,000 million in global notes (approximately $3,281 at issuance), comprised of €1,750 million of 1.600% global notes due 2028, €750 million of 2.050% global notes due 2032 and €500 million of 2.600% global notes due 2038.

• June issuance of $1,050 of 3.750% global notes due 2050.

During the first six months of 2020, repayments of debt included $5,975 of short-term borrowings and $17,284 of long-term debt. Repayments were comprised of $475 in commercial paper and the following:

Notes redeemed at maturity:

• $800 of AT&T floating-rate notes in the first quarter.

• $687 of AT&T floating-rate notes in the second quarter.

Notes redeemed prior to maturity:

• $2,619 of 4.600% AT&T global notes with original maturity in 2045, in the first quarter.

• $2,750 of 2.450% AT&T global notes with original maturity in 2020, in the second quarter

• $1,000 of annual put reset securities issued by BellSouth, in the second quarter.

• $683 of 4.600% AT&T global notes with original maturity in 2021, in the second quarter.

• $1,695 of 2.800% AT&T global notes with original maturity in 2021, in the second quarter.

• $853 of 4.450% AT&T global notes with original maturity in 2021, in the second quarter.

• $1,172 of 3.875% AT&T global notes with original maturity in 2021, in the second quarter.

• $1,430 of 5.500% AT&T global notes with original maturity in 2047, in the second quarter.

Credit facilities repaid and other borrowings:

• $750 of borrowings under a private financing agreement, in the first quarter.

• $750 of borrowings under a private financing agreement, in the second quarter.

• $5,500 under our April 2020 term loan credit agreement with certain commercial banks and Bank of America, in the second quarter.

• $1,300 under our term loan credit agreement with Bank of America, in the second quarter.

• $500 under our term loan credit agreement with Bank of Communications Co., in the second quarter.

Our weighted average interest rate of our entire long-term debt portfolio, including the impact of derivatives, was approximately 4.3% as of June 30, 2020 and 4.4% as of December 31, 2019. We had $164,099 of total notes and debentures outstanding at June 30, 2020, which included Euro, British pound sterling, Canadian dollar, Swiss franc, Australian dollar, Brazilian real, and Mexican peso denominated debt that totaled approximately $44,798.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

At June 30, 2020, we had $15,576 of debt maturing within one year, consisting of $3,001 of commercial paper borrowings and $12,575 of long-term debt issuances. Debt maturing within one year includes the following notes that may be put back to us by the holders:

• An accreting zero-coupon note that may be redeemed each May until maturity in 2022. If the remainder of the zero-coupon note (issued for principal of $500 in 2007 and partially exchanged in the 2017 debt exchange offers) is held to maturity, the redemption amount will be $592.

For the first six months of 2020, we paid $1,354 of cash under our vendor financing program, compared to $1,836 in the first six months of 2019. Total vendor financing payables included in our June 30, 2020 consolidated balance sheet were approximately $1,556, with $718 due within one year (in “Accounts payable and accrued liabilities”) and the remainder predominantly due within two to three years (in “Other noncurrent liabilities”).

Financing activities in the first six months of 2020 also included $3,869 for the February issuance of Series B and Series C preferred stock (see Note 11).

We repurchased approximately 142 million shares of common stock, predominantly in the first quarter, and completed the share repurchase authorization approved by the Board of Directors in 2013. In March 2020, we cancelled an accelerated share repurchase agreement that was planned for the second quarter and other repurchases to maintain flexibility and focus on continued investment in serving our customers, taking care of our employees and enhancing our network, including 5G. At June 30, 2020, we had approximately 178 million shares remaining from our share repurchase authorizations approved by the Board of Directors in 2014.

We paid dividends on common and preferred shares of $7,474 during the first six months of 2020, compared with $7,436 for the first six months of 2019. Dividends were higher in 2020, primarily due to dividend payments to preferred stockholders and the increase in our quarterly dividend on common stock approved by our Board of Directors in December 2019, partially offset by fewer shares outstanding.

Dividends on common stock declared by our Board of Directors totaled $1.04 per share in the first six months of 2020 and $1.02 per share for the first six months of 2019. Our dividend policy considers the expectations and requirements of stockholders, capital funding requirements of AT&T and long-term growth opportunities. It is our intent to provide the financial flexibility to allow our Board of Directors to consider dividend growth and to recommend an increase in dividends to be paid in future periods. All dividends remain subject to declaration by our Board of Directors.

Financing Activities Subsequent to the Second Quarter

Taking advantage of attractive rates, we completed the following financing activities subsequent to the second quarter of 2020.

In July 2020, we redeemed a total of $4,264 in notes:

• $1,457 of 3.000% global notes due 2022 issued by AT&T.

• $1,250 of 3.200% global notes due 2022 issued by AT&T.

• $1,012 of 3.800% global notes due 2022 issued by AT&T.

• $422 of 4.000% global notes due 2022 issued by AT&T.

• $60 of 3.800% senior notes due 2022 issued by DIRECTV.

• $63 of 4.00% notes due 2022 issued by WarnerMedia.

In August 2020, we issued a total of $11,000 in global notes and will use the proceeds to pay down near-term debt:

• $2,250 of 1.650% global notes due 2028.

• $2,500 of 2.250 % global notes due 2032.

• $2,500 of 3.100% global notes due 2043.

• $2,250 of 3.300% global notes due 2052.

• $1,500 of 3.500% senior notes due 2061.

AT&T INC.

JUNE 30, 2020

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

We use credit facilities as a tool in managing our liquidity status. In December 2018, we amended our five-year revolving credit agreement (the “Amended and Restated Credit Agreement”) and concurrently entered into a new five-year agreement (the “Five Year Credit Agreement”) such that we now have two $7,500 revolving credit agreements totaling $15,000. The Amended and Restated Credit Agreement terminates on December 11, 2021 and the Five Year Credit Agreement terminates on December 11, 2023. No amounts were outstanding under either agreement as of June 30, 2020.

In September 2019, we entered into and drew on a $1,300 term loan credit agreement containing (i) a 1.25 year $400 facility due in 2020 (BAML Tranche A Facility), (ii) a 2.25 year $400 facility due in 2021 (BAML Tranche B Facility), and (iii) a 3.25 year $500 facility due in 2022 (BAML Tranche C Facility), with Bank of America, N.A., as agent. These facilities were repaid and terminated in the second quarter of 2020.

On April 6, 2020, we entered into and drew on a $5,500 Term Loan Credit Agreement (Term Loan) with 11 commercial banks and Bank of America, N.A. as lead agent. We repaid and terminated the Term Loan in May 2020.

We also utilize other external financing sources, which include various credit arrangements supported by government agencies to support network equipment purchases as well as a commercial paper program.

Each of our credit and loan agreements contains covenants that are customary for an issuer with an investment grade senior debt credit rating as well as a net debt-to-EBITDA financial ratio covenant requiring AT&T to maintain, as of the last day of each fiscal quarter, a ratio of not more than 3.5-to-1. As of June 30, 2020, we were in compliance with the covenants for our credit facilities.

Collateral Arrangements

During 2019 and 2020, we amended collateral arrangements with certain counterparties to require cash collateral posting by AT&T only when derivative market values exceed certain thresholds. Under these arrangements, counterparties are still required to post collateral. During the first six months of 2020, we deposited approximately $518 of cash collateral, on a net basis as we exceeded the market value thresholds with some of the counterparties. Cash postings under these arrangements vary with changes in credit ratings and netting agreements. (See Note 7)

Other

Our total capital consists of debt (long-term debt and debt maturing within one year) and stockholders’ equity. Our capital structure does not include debt issued by our equity method investments. At June 30, 2020, our debt ratio was 46.6%, compared to 46.8% at June 30, 2019 and 44.7% at December 31, 2019. Our net debt ratio was 41.9% at June 30, 2020, compared to 44.5% at June 30, 2019 and 41.4% at December 31, 2019. The debt ratio is affected by the same factors that affect total capital, and reflects our recent debt issuances and repayments and debt acquired in business combinations.

During the first six months of 2020, we have received $347 from the disposition of assets, and when combined with working capital monetization initiatives, which include the sale of receivables, total cash received from monetization efforts, net of $1,046 of spectrum acquisitions, was approximately $300. We plan to continue to explore similar opportunities throughout 2020.

AT&T INC.

JUNE 30, 2020

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

	Three Months Ended
	June 30, 2020				June 30, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$13,669	$-	$(11,785)	$1,884	$13,824	$-	$(11,943)	$1,881
Strategic and managed services	-	3,943	-	3,943	-	3,834	-	3,834
Legacy voice and data services	-	2,067	-	2,067	-	2,324	-	2,324
Other service and equipment	-	364	-	364	-	449	-	449
Wireless equipment	3,480	-	(2,895)	585	3,468	-	(2,851)	617
Total Operating Revenues	17,149	6,374	(14,680)	8,843	17,292	6,607	(14,794)	9,105

Operating Expenses
Operations and support	9,332	3,779	(7,687)	5,424	9,522	3,975	(7,985)	5,512
EBITDA	7,817	2,595	(6,993)	3,419	7,770	2,632	(6,809)	3,593
Depreciation and amortization	2,012	1,318	(1,693)	1,637	2,003	1,242	(1,700)	1,545
Total Operating Expense	11,344	5,097	(9,380)	7,061	11,525	5,217	(9,685)	7,057
Operating Income	5,805	1,277	(5,300)	1,782	5,767	1,390	(5,109)	2,048
Equity in net income (loss) of affiliates	-	-	-	-	-	-	-	-
Operating Contribution	$5,805	$1,277	$(5,300)	$1,782	$5,767	$1,390	$(5,109)	$2,048
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

JUNE 30, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dollars, subscribers and connections in millions, except per share and per subscriber amounts

	Six Months Ended
	June 30, 2020				June 30, 2019
	Mobility	Business Wireline	Adjustments[1]	Business Solutions	Mobility	Business Wireline	Adjustments[1]	Business Solutions
Operating Revenues
Wireless service	$27,637	$-	$(23,804)	$3,833	$27,453	$-	$(23,795)	$3,658
Strategic and managed services	-	7,822	-	7,822	-	7,613	-	7,613
Legacy voice and data services	-	4,196	-	4,196	-	4,721	-	4,721
Other service and equipment	-	688	-	688	-	751	-	751
Wireless equipment	6,914	-	(5,619)	1,295	7,202	-	(5,995)	1,207
Total Operating Revenues	34,551	12,706	(29,423)	17,834	34,655	13,085	(29,790)	17,950

Operating Expenses
Operations and support	18,901	7,730	(15,497)	11,134	19,563	8,007	(16,444)	11,126
EBITDA	15,650	4,976	(13,926)	6,700	15,092	5,078	(13,346)	6,824
Depreciation and amortization	4,057	2,619	(3,414)	3,262	4,016	2,464	(3,410)	3,070
Total Operating Expense	22,958	10,349	(18,911)	14,396	23,579	10,471	(19,854)	14,196
Operating Income	11,593	2,357	(10,512)	3,438	11,076	2,614	(9,936)	3,754
Equity in net income (loss) of affiliates	-	-	-	-	-	-	-	-
Operating Contribution	$11,593	$2,357	$(10,512)	$3,438	$11,076	$2,614	$(9,936)	$3,754
[1]Non-business wireless reported in the Communications segment under the Mobility business unit.

AT&T INC.

JUNE 30, 2020

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Dollars in millions except per share amounts

At June 30, 2020, we had interest rate swaps with a notional value of $21 and a fair value of $(3).

We have fixed-to-fixed and floating-to-fixed cross-currency swaps on foreign currency-denominated debt instruments with a U.S. dollar notional value of $45,606 to hedge our exposure to changes in foreign currency exchange rates. These derivatives have been designated at inception and qualify as cash flow hedges with a net fair value of $(6,700) at June 30, 2020. We have no rate locks at June 30, 2020.

We have foreign exchange contracts with a U.S. dollar notional value of $298 to provide currency at a fixed rate to hedge a portion of the exchange risk involved in foreign currency-denominated transactions. These foreign exchange contracts include fair value hedges, cash flow hedges and economic (nonqualifying) hedges with a total net fair value of $4 at June 30, 2020.

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

Item 4. Controls and Procedures

The registrant maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the registrant is recorded, processed, summarized, accumulated and communicated to its management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the chief executive officer and chief financial officer concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2020.

There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, most of our corporate employees are working remotely. We continue to monitor and assess the COVID-19 situation on our internal controls over financial reporting to address any potential impact on their design and operating effectiveness.

AT&T INC.

JUNE 30, 2020

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

The following factors could cause our future results to differ materially from those expressed in the forward-looking statements:

• The severity, magnitude and duration of the COVID-19 pandemic and containment, mitigation and other measures taken in response, including the potential impacts of these matters on our business and operations.

• Our inability to predict the extent to which the COVID-19 pandemic and related impacts will continue to impact our business operations, financial performance and results of operations.

• Adverse economic, political and/or capital access changes in the markets served by us or in countries in which we have significant investments and/or operations, including the impact on customer demand and our ability and our suppliers’ ability to access financial markets at favorable rates and terms.

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

• Disruption in our supply chain for a number of reasons, including, difficulties in obtaining export licenses for certain technology, inability to secure component parts, general business disruption, natural disasters, safety issues, economic and political instability and public health emergencies.

• The continued development and delivery of attractive and profitable wireless, video and broadband offerings and devices, and, in particular, the success of our new HBO Max platform; the extent to which regulatory and build-out requirements apply to our offerings; our ability to match speeds offered by our competitors and the availability, cost and/or reliability of the various technologies and/or content required to provide such offerings.

• Our ability to generate advertising revenue from attractive video content, especially from WarnerMedia, in the face of unpredictable and rapidly evolving public viewing habits and legal restrictions on the use of personal data.

• The availability and cost and our ability to adequately fund additional wireless spectrum and network upgrades; and regulations and conditions relating to spectrum use, licensing, obtaining additional spectrum, technical standards and deployment and usage, including network management rules.

• Our ability to manage growth in wireless data services, including network quality and acquisition of adequate spectrum at reasonable costs and terms.

AT&T INC.

JUNE 30, 2020

CAUTIONARY LANGUAGE CONCERNING FORWARD-LOOKING STATEMENTS

• The outcome of pending, threatened or potential litigation (which includes arbitrations), including, without limitation, patent and product safety claims by or against third parties.

• The impact from major equipment or software failures on our networks, including satellites operated by DIRECTV; the effect of security breaches related to the network or customer information; our inability to obtain handsets, equipment/software or have handsets, equipment/software serviced in a timely and cost-effective manner from suppliers; and in the case of satellites launched, timely provisioning of services from vendors; or severe weather conditions including flooding and hurricanes, natural disasters including earthquakes and forest fires, pandemics, energy shortages, wars or terrorist attacks.

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

JUNE 30, 2020

PART II – OTHER INFORMATION

Dollars in millions except per share amounts

Item 1A. Risk Factors

We discuss in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 various risks that may materially affect our business. We use this section to update this discussion to reflect material developments. For the second quarter of 2020, there were no such material developments.

AT&T INC.

JUNE 30, 2020

PART II – OTHER INFORMATION - CONTINUED

Dollars in millions except per share amounts

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) A summary of our repurchases of common stock during the second quarter of 2020 is as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased [1,2,3]	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under The Plans or Programs

April 1, 2020 - April 30, 2020	48,894	$33.41	-	177,942,230
May 1, 2020 - May 31, 2020	145,630	33.33	-	177,942,230
June 1, 2020 - June 30, 2020	937,490	29.85	-	177,942,230
Total	1,132,014	$30.45	-
[1]		In March 2014, our Board of Directors approved an authorization to repurchase up to 300 million shares of our common stock. The authorization has no expiration date.
[2]		Of the shares repurchased, 556,889 shares were acquired through the withholding of taxes on the vesting of restricted stock and performance shares or on the exercise price of options.
[3]		Of the shares repurchased, 575,125 shares were acquired through reimbursements from AT&T maintained Voluntary Employee Benefit
Association (VEBA) trusts.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as a part of this report:

Exhibit
Number	Exhibit Description
3.1	Bylaws (Exhibit 3.1 to Form 8-K filed on June 26, 2020)
4.1	Description of AT&T's Securities Registered Under Section 12 of the Exchange Act
10.1	Supplemental Life Insurance Plan (Exhibit 10.1 to Form 8-K filed on June 26, 2020)
10.2	Agreement between Jason Kilar and WarnerMedia LLC
31	Rule 13a-14(a)/15d-14(a) Certifications
31.1 Certification of Principal Executive Officer
31.2 Certification of Principal Financial Officer
32	Section 1350 Certifications
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2020	AT&T Inc. /s/ John J. Stephens John J. Stephens Senior Executive Vice President and Chief Financial Officer